Form 10-K
period 1993-12-31
SERVICE CORPORATION INTERNATIONAL
filed 1994-03-31
CIK 89089

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                 OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM             TO
                   COMMISSION FILE NUMBER 1-6402-1

                            ------------------------

                       SERVICE CORPORATION INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                   TEXAS                                          74-1488375
      (State or other jurisdiction of                          (I.R.S. employer
       incorporation or organization)                        identification No.)
             1929 ALLEN PARKWAY                                     77019
               HOUSTON, TEXAS                                     (Zip code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code: 713/522-5141
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------------------------------     --------------------------------------------
        Common Stock ($1 par value)                        New York Stock Exchange
      Preferred Share Purchase Rights                      New York Stock Exchange
       6.5% Convertible Subordinated                       New York Stock Exchange
            Debentures due 2001
    10% Subordinated Debentures due 2000                   American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the common stock held by non-affiliates of the registrant is $2,203,565,274 based upon a closing market price of $26 5/8 on March 21, 1994 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 21, 1994 was 85,837,877 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 1994 Annual Meeting of Shareholders (Part III)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Service Corporation International was incorporated in Texas on July 5, 1962. The term "Company" includes the registrant and its subsidiaries, unless the context indicates otherwise.

     The Company is the largest publicly-held funeral/cemetery company in North America. At December 31, 1993, the Company operated 792 funeral homes and 192 cemeteries located in 39 states, the District of Columbia, four provinces in Canada and five Australian states, and other funeral and cemetery related businesses. In addition, the Company provides capital financing to independent funeral home and cemetery operators.

     In 1993, the Company acquired an Australian funeral/cemetery company. This was the Company's first acquisition of a firm located outside of North America. Including this acquisition, the Company in 1993 acquired 124 funeral homes and 21 cemeteries through acquisitions. The Company has acquired most of its present operations through acquisitions and has from time to time divested itself of certain properties and/or operations previously acquired. The Company continues to review the possible acquisition of various related businesses. For information regarding acquisitions of funeral home and cemetery operations in 1993, see Note 3 to the consolidated financial statements in Item 8 of this Form 10-K.

     For financial information about the Company's industry segments, including the identifiable assets of the Company by industry segments, see Note 14 to the consolidated financial statements in Item 8 of this Form 10-K.

FUNERAL SERVICES OPERATION

     The Funeral Services Operation consists of the Company's funeral homes, cemeteries and related businesses. The operation is organized into six domestic and two foreign (Australia and Canada) regional groups, each of which is under the direction of a regional president. Canadian operations are carried out by a public company which is approximately 70% owned by the Company. Local funeral home and cemetery managers, under the direction of the regional presidents, receive support and resources from Houston headquarters and have substantial autonomy with respect to the manner in which services are conducted.

     To enhance operational efficiency, the majority of the Company's funeral homes and cemeteries within a region are managed in groups called clusters. The clusters, primarily designated in metropolitan areas, allow funeral homes and cemeteries to share operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs.

     Funeral Homes. The funeral homes provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral homes sell caskets, burial vaults, cremation receptacles, flowers and burial garments and also operate 75 crematories. The Funeral Services Operation owns 84 funeral home/cemetery combinations and operates 50 flower shops engaged principally in the design and sale of funeral floral arrangements. These flower shops provide floral arrangements to some of the Company's funeral homes and cemeteries.

     The Company markets prearranged funeral services. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. Payments on prearranged funerals currently offered by the Company are deposited into trust funds or are used to purchase life insurance or annuity contracts issued primarily by third party insurers. Funds paid on prearranged funerals may not be withdrawn until death or cancellation by the customer. For additional information concerning prearranged funeral activities, see Notes 4 and 8 to the consolidated financial statements in Item 8 of this Form 10-K.

     The Funeral Services Operation has multiple funeral homes and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral homes and cemeteries operate under various names because most operations were acquired as going businesses and continue to be operated under the same name as before acquisition.

     The death rate tends to be somewhat higher in the winter months and the funeral homes generally experience a higher volume of business during those months.

     The funeral home industry is characterized by a large number of independent operations, the vast majority of which are locally owned and operated. The Company believes that there are in excess of 22,000 funeral homes operating in the United States. There are many entities operating multiple branches, but none have as many funeral homes or cover as many geographic areas as the Company. In order to compete successfully, each of the Company's funeral homes must maintain competitive prices, attractive, well-maintained and conveniently located facilities, a good reputation and high professional standards.

     In April 1984, the Federal Trade Commission (FTC) comprehensive trade regulation rule for the funeral industry became fully effective. The rule contains minimum guidelines for funeral industry practices, requires extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. A pre-existing consent order between the Company and the FTC applicable to certain funeral practices of the Company was amended in 1984 to make the consent order consistent with the funeral trade regulation rule. From time to time in connection with acquisitions, the Company has entered into consent orders with the FTC which limit the Company's ability to make acquisitions in specified areas and/or which require the Company to dispose of certain operations. The trade regulation rule and the consent orders have not had a materially adverse effect on the Company's operations.

     Cemeteries. The Company's cemeteries sell cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. The Company's cemeteries also perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also include crematory operations.

     Cemetery sales are often made on a pre-need basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual care trust funds. Earnings of perpetual care trust funds are used to defray the maintenance cost of cemeteries. In addition, a portion of the proceeds from the sale of pre-need cemetery merchandise and services may be required to be paid into trust funds. For additional information regarding cemetery trust funds, see Note 1 to the consolidated financial statements in Item 8 of this Form 10-K.

     The cemetery industry is characterized by a large number of independent operations, the vast majority of which are locally owned and operated. Each of the Company's cemeteries competes with other firms in the same general area. In order to compete successfully, each of the Company's cemeteries must maintain competitive prices, attractive and well kept properties, a good reputation and an effective sales force.

FINANCIAL SERVICES OPERATION

     In 1988, the Company formed Provident Services, Inc. ("Provident") to provide capital financing to independent funeral home and cemetery operators. The majority of Provident's loans are made to clients seeking to finance funeral home or cemetery acquisitions. Additionally, Provident provides construction loans for funeral home or cemetery improvement and expansion. Loan packages take traditional forms of secured financing comparable to arrangements offered by leading commercial banks. Provident's loans are generally made at interest rates which fluctuate with the prime lending rate.

     Provident had $250,000,000 in loans outstanding at December 31, 1993 and unfunded loan commitments amounting to $19,499,000. Such loans outstanding increased from $187,000,000 in loans outstanding at December 31, 1992. Provident obtains its funds primarily from the Company's bank borrowings.

     Provident is in competition with banks and other lending institutions, many of which have substantially greater resources than Provident. However, Provident believes that its knowledge of the death care industry provides it with the ability to make more accurate assessments of funeral home and cemetery industry loans, thereby providing Provident a competitive advantage in the industry.

EMPLOYEES

     At December 31, 1993, the Company employed 8,985 persons on a full time basis and 3,731 persons on a part time basis. Of the full time employees 427 were in corporate services, 8,550 were in the Funeral Services Operation, and eight were in Financial Services. All of the Company's eligible employees who so elect are covered by the Company's group health and life insurance plans, and all eligible employees are participants in retirement plans of the Company or various subsidiaries.

     At December 31, 1993, 747 employees were covered by collective bargaining agreements. Although disputes are experienced from time to time, in general, relations with employees are considered satisfactory.

REGULATION

     The Company's various operations are subject to regulations, supervision and licensing under various federal, state, local and Canadian and Australian statutes, ordinances and regulations. The Company believes that it is in substantial compliance with the significant provisions of such statutes, ordinances and regulations. See discussion of FTC funeral industry trade regulation and consent orders in "Funeral Homes" above.

ITEM 2. PROPERTIES.

     The Company's executive headquarters and the offices of management personnel of the Funeral and Financial Service Operations are located at 1929 Allen Parkway, Houston, Texas 77019, in a 12-story office building. A wholly-owned subsidiary of the Company owns an undivided one-half interest in the underlying fee to the building and its parking garage. The property consists of approximately 1.3 acres, 250,000 square feet of office space in the building and 160,000 square feet of parking space in the garage. The Company leases all of the office space in the building pursuant to a lease that expires June 30, 1995 providing for monthly rent of $87,000. The rent is subject to escalation for all operating expenses above base year operating expenses. One half of the rent is paid to the wholly-owned subsidiary and the other half is paid to the owner of the remaining undivided one-half interest. The Company owns and utilizes a three-story building at 1919 Allen Parkway, Houston, Texas 77019 containing 43,000 square feet of office space. The Company owns the facilities of certain closed casket manufacturing operations.

     At December 31, 1993, the Company owned the real estate and buildings of 803 of its funeral home and cemetery locations and leased facilities in connection with 181 of such operations. In addition, the Company leased two aircraft pursuant to a cancellable lease. At December 31, 1993, the Company operated 3,831 vehicles, of which 1,805 were owned and 2,026 were leased. For additional information regarding leases, see Note 9 to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company's 192 cemeteries contain an aggregate of approximately 14,600 acres of which approximately 58% are developed.

     The specialized nature of the Company's businesses requires that its facilities be well maintained and kept in good condition. Management believes that these standards are met.

ITEM 3. LEGAL PROCEEDINGS.

     The staff of the Securities and Exchange Commission (the "Commission") is conducting an informal private investigation relating to the change in the Company's principal independent accountants and the Company's Current Report on Form 8-K dated March 31, 1993, as amended, filed with the Commission reporting such change, as well as the Company's current accounting and reporting of pre-need sales. The Commission staff has advised the Company that the investigation should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security. The investigation is continuing. Also see Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 25, 1994 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                      YEAR FIRST
                                                                                        BECAME
            OFFICER NAME                AGE                  POSITION                 OFFICER(1)
            ------------               -----                 --------                 ----------
R. L. Waltrip........................  (63)    Chairman of the Board and Chief           1962
                                                 Executive Officer
L. William Heiligbrodt...............  (52)    President and Chief Operating Officer     1988
W. Blair Waltrip.....................  (39)    Executive Vice President Operations       1980
Samuel W. Rizzo......................  (58)    Executive Vice President and Chief        1987
                                                 Financial Officer/Treasurer
John W. Morrow, Jr...................  (58)    Executive Vice President Corporate        1989
                                                 Development
Glenn G. McMillen....................  (51)    Senior Vice President Australia           1993
Jerald L. Pullins....................  (52)    Senior Vice President Corporate           1992
                                                 Development
James M. Shelger.....................  (44)    Senior Vice President General Counsel     1987
                                                 and Secretary
Jack L. Stoner.......................  (48)    Senior Vice President Administration      1992
T. Craig Benson......................  (32)    Vice President Operations;                1990
                                               President -- Investment Capital
                                                 Corporation, a subsidiary of the
                                                 Company
George R. Champagne..................  (40)    Vice President and Assistant to Chief     1989
                                                 Operating Officer
Richard T. Sells.....................  (54)    Vice President Prearranged Sales          1987
Vincent L. Visosky...................  (46)    Vice President Finance                    1989
Henry M. Nelly, III..................  (49)    President -- Provident Services,          1989
                                               Inc., a subsidiary of the Company

- ---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Morrow was elected as an executive Vice President in May 1991. From May 1990 to May 1991, Mr. Morrow was President of SCI Funeral Services, Inc., a subsidiary of the Company. From February 1990 to May 1990, Mr. Morrow was President and Chief Operating Officer of the Funeral Service Division of the Company. From August 1989 to February 1990, Mr. Morrow was an officer of the Company serving as Executive Vice President. Prior thereto, Mr. Morrow was President and owner of J. W. Morrow Investment Company, a funeral home business, and also provided consulting services to the Company.

     Mr. Pullins joined the Company in September 1991 and was elected to his present position in February 1992. Prior thereto from January 1987 through August 1991, Mr. Pullins was President, Chief Executive Officer and Chief Operating Officer of Sentinel Group, Inc., a funeral service company.

     Mr. Stoner joined the Company in September 1991 and was elected to his present position in August 1992. Prior thereto for more than five years, Mr. Stoner was a general partner and Director of Tax of Ernst & Young (formerly Arthur Young & Company), certified public accountants.

     Each officer of the Company is elected by the Board of Directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the Bylaws of the Company. Each officer of a subsidiary of the Company is elected by the subsidiary's board of directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the bylaws of the subsidiary. There is no family relationship between any of the persons in the preceding table except that W. Blair Waltrip is a son of R. L. Waltrip, that T. Craig Benson is a son-in-law to
R. L. Waltrip and that T. Craig Benson is a brother-in-law to W. Blair Waltrip.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On March 21, 1994, there were approximately 8,700 holders of record of the Company's common stock.

     The Company has declared 83 consecutive quarterly dividends on its common stock since it began paying dividends in 1974. The dividend rate is $.105 per quarter, or an indicated annual rate of $.42. For the three years ended December 31, 1993, dividends were $.40, $.39 and $.37, respectively.

     The table below shows the Company's quarterly high and low common stock prices:

                                                              YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1993             1992             1991
                                                   ------------     ------------     ------------
                                                   HIGH     LOW     HIGH     LOW     HIGH     LOW
                                                   ----     ---     ----     ---     ----     ---
First............................................. 21 5/8   17 7/8  18 3/8   15 5/8  17 3/8   13 1/2
Second............................................ 22 1/8   18 1/2  18 3/4   16 1/8  18 3/8   14
Third............................................. 25 1/4   20 3/4  18 1/2   16 3/8  18 1/8   14 1/2
Fourth............................................ 26 3/8   23 1/2  18 1/2   16 3/4  18       14 7/8

     SRV is the New York Stock Exchange ticker symbol for the common stock of Service Corporation International.

ITEM 6. SELECTED FINANCIAL DATA.

                                                      YEARS ENDED DECEMBER 31,*
                                   --------------------------------------------------------------
                                      1993         1992         1991         1990         1989
                                   ----------   ----------   ----------   ----------   ----------
                                          (THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS)
Revenues.......................... $  899,178   $  772,477   $  643,248   $  563,156   $  518,809
Income before income taxes and
  preferred dividend
  requirement..................... $  173,492   $  139,336   $  108,872   $   99,432   $   84,618
Income available to common
  stockholders.................... $  101,061   $   86,536   $   73,372   $   60,218   $   46,721
Income available to common
  stockholders per share.......... $     1.21   $     1.13   $     1.03   $      .85   $      .65
Dividends per share............... $      .40   $      .39   $      .37   $      .37   $      .36
Total assets...................... $3,683,304   $2,611,123   $2,123,452   $1,653,689   $1,601,468
Long-term debt.................... $1,062,222   $  980,029   $  786,685   $  577,378   $  485,669
Stockholders' equity.............. $  884,513   $  683,097   $  615,776   $  434,323   $  557,777
Shares outstanding................     84,859       76,905       75,981       68,801       72,575
Ratio of earnings to fixed
  charges**.......................       3.19         3.03         2.82         2.62         2.38

                                                   (See notes on following page)

- ---------------

 * The year ended December 31, 1993 reflects the change in accounting principles adopted January 1, 1993. The four years ended December 31, 1992 reflect results as historically reported.

** For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes from continuing operations, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges, and plus fixed charges (excluding capitalized interest and preferred dividends). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, one-third of rental expense which the Company considers representative of the interest factor in the rentals and preferred dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ORGANIZATION

     The majority of the Company's funeral homes and cemeteries are managed in groups called clusters. Clusters are primarily designated in metropolitan areas to take advantage of operational efficiencies, including the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. The Company has approximately 165 clusters which range in size from two to 46 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

     The cluster management approach recognizes that, as the Company adds operations to a geographic area that contains an existing Company presence, additional economies of scale through cost sharing will be achieved and the Company will also be in a better position to serve the population that resides within the area served by the cluster. Funeral service and cemetery operations primarily depend upon a long-term development of customer relationships and loyalty. Over time, these client families may relocate within a cluster area which may justify the relocation or addition of Company locations. The Company has attempted to satisfy this need for convenient locations by either acquiring existing independent locations within the Company's cluster areas or constructing satellite funeral homes (sometimes on Company-owned cemeteries) while still maintaining the sharing of certain expenses within that cluster of operations.

CHANGE IN ACCOUNTING PRINCIPLES

     Effective January 1, 1993, the Company changed its method of accounting for prearranged funeral service contracts and cemetery sales. For a more detailed discussion of these changes, see Note 2 to the consolidated financial statements in Item 8 of this Form 10-K. The cumulative effect of these changes resulted in an after tax charge of $2,031,000 or $.03 per share on January 1, 1993. Generally these changes will result in reduced funeral revenues and funeral operating income, at least in the near future, due to the deferral of previously recognized prearranged funeral service trust fund income until performance of the specific funeral. Additionally, these changes will generally result in higher cemetery revenues and cemetery operating income because all cemetery sales and costs are recorded in current income. See Item 3. Legal Proceedings in this Form 10-K for information regarding an informal investigation by the Securities and Exchange Commission.

     For purposes of managements's discussion and analysis of results of operations and financial condition, all comparisons to 1992 and 1991 reflect the pro forma effects of applying the new accounting principles as if the changes had occurred on December 31, 1990. The following table presents the pro forma results for the years ended 1992 and 1991:

                                                                   YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                                                   UNAUDITED
                                                                                   PRO FORMA
                                                          AS REPORTED     ---------------------------
                                                             1993            1992            1991
                                                          -----------     -----------     -----------
                                                             (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Funeral...............................................   $  603,099      $  532,914      $  430,565
  Cemetery..............................................      280,421         217,100         194,434
  Financial services....................................       15,658          10,741          14,823
                                                          -----------     -----------     -----------
                                                              899,178         760,755         639,822
Costs and expenses:
  Funeral...............................................     (426,008)       (379,223)       (307,090)
  Cemetery..............................................     (200,682)       (164,188)       (149,822)
  Financial services....................................       (9,168)         (6,632)        (10,666)
                                                          -----------     -----------     -----------
                                                             (635,858)       (550,043)       (467,578)
                                                          -----------     -----------     -----------
Gross profit............................................      263,320         210,712         172,244
General and administrative expenses.....................      (43,706)        (38,693)        (35,448)
Interest expense........................................      (59,631)        (53,902)        (42,429)
Other income............................................       13,509           9,876           8,241
                                                          -----------     -----------     -----------
Income before income taxes..............................      173,492         127,993         102,608
Income taxes............................................      (70,400)        (48,500)        (33,200)
                                                          -----------     -----------     -----------
Income before cumulative effect of change in accounting
  principles............................................   $  103,092      $   79,493      $   69,408
                                                          -----------     -----------     -----------
                                                          -----------     -----------     -----------

RESULTS OF OPERATIONS

  Year Ended 1993 Compared to 1992

     In 1993, total funeral revenues increased $70,185,000 or 13.2% over 1992. Funeral revenues were as follows:

                                                  YEARS ENDED DECEMBER
                                                           31,
                                                  ---------------------      INCREASE      PERCENTAGE
                                                    1993        1992*       (DECREASE)      INCREASE
                                                  --------     --------     ----------     ----------
                                                                      (THOUSANDS)
Existing clusters...............................  $548,771     $497,092      $ 51,679         10.4%
New clusters**..................................    28,376        2,259        26,117
                                                  --------     --------     ----------     ----------
          Total clusters........................   577,147      499,351        77,796         15.6%
Non-cluster and disposed operations.............    25,952       33,563        (7,611)
                                                  --------     --------     ----------     ----------
          Total funeral revenues................  $603,099     $532,914      $ 70,185         13.2%
                                                  --------     --------     ----------     ----------
                                                  --------     --------     ----------     ----------

     The $51,679,000 increase in revenues at existing clusters was the result of 10,193 or 6.9% more funeral services performed and a $111 or 3.3% higher average sales price. Included in this increase were $29,281,000 in revenues from locations acquired during the two year period. Overall, funeral services performed are

- ---------------

*  Unaudited pro forma.
** Represents new geographic areas entered into after December 31, 1991 for the period that those businesses were owned by the Company.

expected to grow slowly for the near future and it is expected that the Company's revenue growth will primarily be generated from acquired operations (added to existing clusters and the creation of new clusters) as well as higher average sales prices.

     During 1993, the Company sold $159,000,000 of prearranged funeral services compared to $119,000,000 for 1992. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. An increased emphasis on sales of prearranged funerals is expected to continue.

     Total funeral costs increased $46,785,000 or 12.3% in 1993. Funeral costs were as follows:

                                                   YEAR ENDED DECEMBER
                                                           31,
                                                  ---------------------      INCREASE      PERCENTAGE
                                                    1993        1992*       (DECREASE)      INCREASE
                                                  --------     --------     ----------     ----------
                                                                      (THOUSANDS)
Existing clusters...............................  $357,118     $324,893      $ 32,225          9.9%
New clusters**..................................    21,571        1,755        19,816
                                                  --------     --------     ----------     ----------
          Total clusters........................   378,689      326,648        52,041         15.9%
Non-cluster and disposed operations.............    18,838       27,654        (8,816)
Administrative overhead.........................    28,481       24,921         3,560
                                                  --------     --------     ----------     ----------
          Total funeral costs...................  $426,008     $379,223      $ 46,785         12.3%
                                                  --------     --------     ----------     ----------
                                                  --------     --------     ----------     ----------

     Existing cluster funeral costs, expressed as a percentage of revenues, were 65.1%, which was slightly lower than the 65.4% recorded in 1992. This operating margin improvement was achieved despite the large number of acquisitions which occurred during the two year period. Typically, acquisitions will temporarily exhibit slightly lower operating margins than the Company's existing locations. These acquisitions accounted for $19,548,000 of the existing cluster cost increase. The improved operating margin reflects, increased revenues, reduced personnel costs (the largest funeral expense item) and facility costs at other funeral homes included in existing clusters. As a percentage of revenues, administrative overhead costs related to funeral operations remained at 4.7% in both years.

     Total cemetery revenues increased $63,321,000 or 29.2% over 1992. Cemetery revenues were as follows:

                                                   YEAR ENDED DECEMBER
                                                           31,
                                                  ---------------------      INCREASE      PERCENTAGE
                                                    1993        1992*       (DECREASE)      INCREASE
                                                  --------     --------     ----------     ----------
                                                                      (THOUSANDS)
Existing clusters...............................  $254,343     $202,709      $ 51,634         25.5%
New clusters**..................................    14,818          946        13,872
                                                  --------     --------     ----------     ----------
          Total clusters........................   269,161      203,655        65,506         32.2%
Non-cluster and disposed operations.............    11,260       13,445        (2,185)
                                                  --------     --------     ----------     ----------
          Total cemetery revenues...............  $280,421     $217,100      $ 63,321         29.2%
                                                  --------     --------     ----------     ----------
                                                  --------     --------     ----------     ----------

     Revenues for the existing clusters increased due to increased at-need and pre-need sales volume, higher average at-need and pre-need contract prices and additional earnings from cemetery perpetual care and merchandise and service trust funds. Included in the existing cluster increase, was $40,059,000 in increased revenues from cemeteries acquired during the two year period.

- ---------------

 *  Unaudited pro forma.

** Represents new geographic areas entered into after December 31, 1991 for the period that those businesses were owned by the Company.

     Total cemetery costs increased $36,494,000 or 22.2% over the prior year. Cemetery costs were as follows:

                                                YEARS ENDED DECEMBER
                                                         31,
                                                ---------------------     INCREASE     PERCENTAGE
                                                  1993        1992*      (DECREASE)     INCREASE
                                                --------     --------    ----------    ----------
                                                                   (THOUSANDS)
    Existing clusters.........................  $167,635     $141,178     $ 26,457        18.7%
    New clusters**............................     8,414          892        7,522
                                                --------     --------    ----------    ----------
              Total clusters..................   176,049      142,070       33,979        23.9%
    Non-cluster and disposed operations.......     8,038       10,437       (2,399)
    Administrative overhead...................    16,595       11,681        4,914
                                                --------     --------    ----------    ----------
              Total cemetery costs............  $200,682     $164,188     $ 36,494        22.2%
                                                --------     --------    ----------    ----------
                                                --------     --------    ----------    ----------

     The entire increase in existing cluster costs resulted from increased costs at cemeteries acquired during the two year period. There was no increase in costs at other cemeteries included in existing clusters despite the sales increase discussed above. Cost containment in the areas of selling and maintenance expenses contributed to the lack of increase. Cemetery costs, expressed as a percentage of revenues, at existing clusters decreased to 65.9% this year from 69.6% in 1992. The Company believes that the operating margins realized in 1993 are achievable in the future through continued aggressive sales as well as cost containment programs. Administrative overhead costs have increased slightly, when expressed as a percentage of revenues, to 5.9% currently from 5.4% in 1992.

     Financial service revenues and costs have increased in 1993 as a result of increased loans outstanding and improved interest rate spreads. The average outstanding loan portfolio during 1993 was $215,726,000 with an average interest rate spread of 3.3% compared to $143,773,000 and 2.6%, respectively, in 1992. Financial services are provided through Provident which is a major source of funding to independent funeral home and cemetery operators. Unlike a commercial bank, Provident does not have access to low-cost deposit funds so its net interest margin is lower because it borrows money at market rates. Additionally, Provident does not incur as much administrative costs as does a commercial bank. Through Provident's relationships with these borrowers, the Company derives the benefit of developing a continuing relationship with these entities. The credit risk for this type of lending is considered minimal to the Company.

     General and administrative expenses increased by $5,013,000 or 13.0%. The increase is primarily attributable to compensation expense in connection with performance-based vesting of restricted stock grants to Company management. Vesting is based on a formula primarily tied to earnings per share growth.

     Interest expense, which excludes the amount incurred through financial service operations, increased $5,729,000 or 10.6% during 1993. In February 1993, the Company issued $150,000,000 of 7.875% debentures due in 2013. The proceeds were primarily used to repay existing credit agreement borrowings. Also in February 1993, the Company called the $100,000,000 6.5% convertible debentures originally issued in 1986. Holders of the debentures converted $97,164,000 into Company common stock at $17.33 per share (5,607,000 shares) with the remaining $2,836,000 redeemed in cash. Additionally, interest expense was reduced by decreased average interest rates on amounts borrowed under the Company's credit agreements during 1993 compared to 1992.

     Other income includes the recognition of gains from the sale of excess real estate and existing businesses during both periods.

     The provision for income taxes has increased to 40.6% from 37.9% during 1992 primarily due to the enactment of the Omnibus Budget Reconciliation Act of 1993 in August 1993 which increased corporate tax rates retroactively to January 1, 1993. As a result of the new law, the Company's 1993 tax expense increased

- ---------------

 * Unaudited pro forma.
** Represents new geographic areas entered into after December 31, 1991 for the period that those businesses were owned by the Company.

$2,431,000 from increased deferred income taxes and $1,700,000 from the higher corporate tax rate on 1993 earnings ($.05 earnings per share).

RESULTS OF OPERATIONS

  Year Ended 1992 Compared to 1991

     In 1992, total funeral revenues increased $102,349,000 or 23.8% over 1991. Funeral revenues were as follows:

                                                YEARS ENDED DECEMBER
                                                         31,
                                                ---------------------                PERCENTAGE
                                                 1992*        1991*      INCREASE     INCREASE
                                                --------     --------    --------    ----------
                                                                  (THOUSANDS)
    Existing clusters.........................  $456,617     $390,807    $ 65,810       16.8%
    New clusters**............................    43,377       11,190      32,187
                                                --------     --------    --------    ----------
              Total clusters..................   499,994      401,997      97,997       24.4%
    Non-cluster and disposed operations.......    32,920       28,568       4,352
                                                --------     --------    --------    ----------
              Total funeral revenues..........  $532,914     $430,565    $102,349       23.8%
                                                --------     --------    --------    ----------
                                                --------     --------    --------    ----------

     The $65,810,000 increase in revenues at existing clusters, which included an increase of $59,598,000 from acquired operations, was the result of 13,857 or 11.4% more funeral services performed and a $157 or 4.9% higher average sales price.

     Total funeral costs increased $72,133,000 or 23.5% in 1992. Funeral costs were as follows:

                                                YEARS ENDED DECEMBER
                                                         31,
                                                ---------------------                PERCENTAGE
                                                 1992*        1991*      INCREASE     INCREASE
                                                --------     --------    --------    ----------
                                                                  (THOUSANDS)
    Existing clusters.........................  $292,331     $254,186    $ 38,145       15.0%
    New clusters**............................    34,972        9,063      25,909
                                                --------     --------    --------    ----------
              Total clusters..................   327,303      263,249      64,054       24.3%
    Non-cluster and disposed operations.......    26,999       26,032         967
    Administrative overhead...................    24,921       17,809       7,112
                                                --------     --------    --------    ----------
              Total funeral costs.............  $379,223     $307,090    $ 72,133       23.5%
                                                --------     --------    --------    ----------
                                                --------     --------    --------    ----------

     All of the increase in costs at existing clusters was the result of funeral homes acquired during the two year period. For other funeral homes included in existing clusters, personnel costs increased primarily as the result of higher benefit costs. This was offset by decreased merchandise costs, reflecting more effective purchasing arrangements with vendors and an additional year-end discount from the revision of a merchandise purchasing contract with one vendor. Discounts should continue through 1998 based on the provisions of the revised contract as well as with agreements with other vendors. Facility costs also declined when compared to 1991.

- ---------------

 * Unaudited pro forma.

** Represents new geographic areas entered into after December 31, 1990 for the period that those businesses were owned by the Company.

     Total cemetery revenues increased $22,666,000 or 11.7% over 1991. Cemetery revenues were as follows:

                                                YEARS ENDED DECEMBER
                                                         31,
                                                ---------------------     INCREASE     PERCENTAGE
                                                 1992*        1991*      (DECREASE)     INCREASE
                                                --------     --------    ----------    ----------
                                                                   (THOUSANDS)
    Existing clusters.........................  $186,051     $171,273     $  14,778        8.6%
    New clusters**............................    13,823        5,308         8,515
                                                --------     --------    ----------    ----------
              Total clusters..................   199,874      176,581        23,293       13.2%
    Non-cluster and disposed operations.......    17,226       17,853          (627)
                                                --------     --------    ----------    ----------
              Total cemetery revenues.........  $217,100     $194,434     $  22,666       11.7%
                                                --------     --------    ----------    ----------
                                                --------     --------    ----------    ----------

     Revenues at existing clusters, which include an increase of $11,937,000 from acquired operations, increased a total of $14,778,000 or 8.6% due to increased at-need sales, higher average at-need and pre-need contract prices partially offset by a slight decline in the number of pre-need contracts sold.

     Total cemetery costs increased $14,366,000 or 9.6% over 1991. Cemetery costs were as follows:

                                                YEARS ENDED DECEMBER
                                                         31,
                                                ---------------------     INCREASE     PERCENTAGE
                                                 1992*        1991*      (DECREASE)     INCREASE
                                                --------     --------    ----------    ----------
                                                                   (THOUSANDS)
    Existing clusters.........................  $127,626     $116,711     $  10,915        9.4%
    New clusters**............................    10,502        4,618         5,884
                                                --------     --------    ----------    ----------
              Total clusters..................   138,128      121,329        16,799       13.8%
    Non-cluster and disposed operations.......    14,379       13,315         1,064
    Administrative overhead...................    11,681       15,178        (3,497)
                                                --------     --------    ----------    ----------
              Total cemetery costs............  $164,188     $149,822     $  14,366        9.6%
                                                --------     --------    ----------    ----------
                                                --------     --------    ----------    ----------

     Costs at existing clusters, which include an increase of $9,667,000 from acquired operations, increased a total of $10,915,000 or 9.4%. Merchandise and repair and maintenance expenses increased at other cemeteries included in existing clusters. Cemetery overhead costs declined in 1992 due to the closing of the San Diego administrative office in late 1991. These costs were either eliminated or transferred to general and administrative expense at the Houston corporate offices.

     Financial service revenues and costs have decreased during 1992 as a result of a decrease in the average outstanding loan portfolio and borrowed amounts for Provident in 1992. Operating income remained level for both years. For the year 1992, Provident's outstanding loan portfolio averaged $143,773,000 with an average interest rate spread of 2.6% compared to $148,652,000 and 2.4%, respectively, in 1991.

     General and administrative expenses increased in 1992 by $3,245,000 or 9.2%. Personnel costs, including the cost of restricted stock grants and other employee benefit accruals, increased $2,141,000. The remainder of the increase resulted primarily from higher facility and administrative costs. A portion of the additional costs resulted from the relocation of cemetery administrative offices from San Diego to Houston.

     Interest expense, which excludes the amount incurred through financial service operations, increased $11,473,000 or 27.0% during 1992. In October 1991, the Company issued $172,500,000 of 6.5% convertible debentures due in 2001. Also contributing to the increase was the interest on debt assumed and not refinanced from various 1991 acquisitions. Lower interest rates in 1992 helped to offset increases in interest expense from increased average amounts borrowed under the Company's credit agreements.

- ---------------

 * Unaudited pro forma.
** Represents new geographic areas entered into after December 31, 1990 for the period that those businesses were owned by the Company.

     Other income increased during 1992 due primarily to the recognition of two gains in 1992. One resulted from the collection of a note receivable that had previously been written off, and the other from the sale of an equity investment. Partially offsetting the increase was less income on corporate investments. Both years include pretax gains associated with the disposition of certain excess funeral and cemetery real property.

     During the third quarter of 1991, certain Internal Revenue Service audits of the Company were settled and resulted in the recognition of $4,800,000 or $.07 per share of income tax benefits.

FINANCIAL CONDITION AT DECEMBER 31, 1993

     Cash flows continue to be impacted by the Company's aggressive acquisition of funeral homes and cemeteries. In addition, capital expenditures, including major improvements to existing properties, continue to require a significant amount of cash. Funds generated from the stable earnings of existing funeral and cemetery operations, together with unused lines of credit or other available borrowings, are expected to be sufficient for the Company to continue its current acquisition and operating policies. At December 31, 1993, the Company had available approximately $250,000,000 of borrowing ability under its various credit lines. The change in accounting principles previously mentioned did not affect the Company's recognition of cash collections and disbursements.

     In November 1993, the Company's $250,000,000 revolving credit agreement was extended for an additional three years. Also in November 1993, the Company entered into a new $350,000,000 revolving credit/term loan agreement that matures in November 1994 and contains provisions for renewals. At the end of any term, the outstanding balance may be converted into a two-year term loan. Interest rates for each of these agreements are based on a Euro-dollar rate, alternative base loan rate or a rate which is competitively bid by participating banks. Each of these credit facilities is to be used for acquisitions, general corporate purposes and to support the Company's selling of commercial paper.

     In addition to the sources of cash, the Company has 13,228,000 shares of common stock, $93,415,000 of guarantees of promissory notes and $87,103,000 of convertible debentures registered with the Commission to be used exclusively for future acquisitions.

     The Company's debt to capitalization ratio decreased to 54.6% at December 31, 1993 from 59.0% at December 31, 1992, primarily reflecting the net reduction in debt from the February 1993 conversion of $97,164,000 of debentures into equity and increased net income from operations.

PREARRANGED FUNERAL SERVICES

     The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase a life insurance or annuity contract. The principal amount of these prearranged funeral contracts will be received in cash by a Company funeral home at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance funded contracts also increase the amount of cash to be received and allow the Company to adequately cover the inflationary increase in costs. Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products. The Company believes prearrangements add stability to the funeral service industry and will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total funerals performed (19% for 1993) is expected to grow, thereby making the total number of funerals performed more predictable.

     Of the total prearranged funeral contracts at December 31, 1993, 45% were trust funded and 55% were insurance funded. The Company's cancellation rate for all prearranged funeral contracts approximates 10% for which a reserve has been established.

     The Company believes that several factors will continue to cause an increase in the sale of these contracts such as a desire on the part of an aging North American population to preplan their funerals and various industry advertising campaigns. The Company intends to actively sell these prearranged funeral contracts into the foreseeable future.

FOREIGN OPERATIONS

     The Company has operated in Canada for many years and in 1993 purchased a funeral service operation in Australia with 60 funeral homes and eight cemeteries. Since foreign revenues are less than 10% of consolidated revenues and identifiable foreign assets are less than 10% of total assets, segment information has not been presented in the notes to the consolidated financial statements. Though historically the currencies of these two countries have been stable, the Company has nevertheless entered into a currency swap agreement for the Australian acquisition as more fully discussed in Note 12 to the consolidated financial statements in Item 8 of this Form 10-K to minimize any possible currency risk exposure.

PROSPECTIVE ACCOUNTING CHANGES

     In 1994, Statement of Financial Accounting Standards (FAS) 112 "Employer's Accounting for Postemployment Benefits" becomes effective. This FAS requires the Company to accrue for estimated future postemployment benefits during the years employees are working and earning these benefits. Also in 1994, FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" becomes effective. This FAS addresses the accounting for investments in equity and debt securities held by the Company. In 1995, FAS 114 "Accounting by Creditors for Impairment of a Loan" becomes effective. This FAS requires present value computations for impaired loans when determining allowances for loan losses. Adoption of these three standards is not expected to materially affect the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULES

                                                                                        PAGE
                                                                                        ----
Reports of Independent Accountants....................................................   15
Consolidated Statement of Income for the three years ended December 31, 1993..........   17
Consolidated Balance Sheet as of December 31, 1993 and 1992...........................   18
Consolidated Statement of Stockholders' Equity for the three years ended December 31,
  1993................................................................................   19
Consolidated Statement of Cash Flows for the three years ended December 31, 1993......   20
Notes to Consolidated Financial Statements............................................   21
Financial Statement Schedules:
  II -- Amounts Receivable from Related Parties.......................................   39
VIII -- Valuation and Qualifying Accounts.............................................   43
  X -- Supplementary Income Statement Information.....................................   44

     All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Service Corporation International

     We have audited the consolidated financial statements and the financial statement schedules of Service Corporation International listed in the index on page 14 of this Form 10-K as of December 31, 1993 and for the year then ended. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Corporation International as of December 31, 1993, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes Two and Six to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for prearranged funeral contracts and cemetery sales and income taxes.

COOPERS & LYBRAND

Houston, Texas
February 8, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Service Corporation International

     We have audited the accompanying consolidated balance sheet of Service Corporation International as of December 31, 1992 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1992. Our audits also included the financial statement schedules for the years ended December 31, 1992 and 1991 listed in the index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Corporation International at December 31, 1992 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the years ended December 31, 1992 and 1991, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG

Houston, Texas
February 8, 1993

                       SERVICE CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1993          1992          1991
                                                          ---------     ---------     ---------
                                                              (THOUSANDS, EXCEPT PER SHARE
                                                                      INFORMATION)
Revenues................................................  $ 899,178     $ 772,477     $ 643,248
Costs and expenses......................................   (635,858)     (550,422)     (464,740)
                                                          ---------     ---------     ---------
Gross profit............................................    263,320       222,055       178,508
General and administrative expenses.....................    (43,706)      (38,693)      (35,448)
                                                          ---------     ---------     ---------
Income from operations..................................    219,614       183,362       143,060
Interest expense........................................    (59,631)      (53,902)      (42,429)
Other income............................................     13,509         9,876         8,241
                                                          ---------     ---------     ---------
                                                            (46,122)      (44,026)      (34,188)
                                                          ---------     ---------     ---------
Income before income taxes..............................    173,492       139,336       108,872
Provision for income taxes..............................    (70,400)      (52,800)      (35,500)
                                                          ---------     ---------     ---------
Income before cumulative effect of change in accounting
  principles............................................    103,092        86,536        73,372
Cumulative effect of change in accounting principles
  (net of income tax)...................................     (2,031)           --            --
                                                          ---------     ---------     ---------
Net income..............................................  $ 101,061     $  86,536     $  73,372
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------
Earnings per share:
  Primary
     Income before cumulative effect of change in
       accounting principles............................  $    1.24     $    1.13     $    1.03
     Cumulative effect of change in accounting
       principles (net of income tax)...................       (.03)           --            --
                                                          ---------     ---------     ---------
  Net income............................................  $    1.21     $    1.13     $    1.03
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------
  Fully diluted
     Income before cumulative effect of change in
       accounting principles............................  $    1.19     $    1.07     $    1.00
     Cumulative effect of change in accounting
       principles (net of income tax)...................       (.02)           --            --
                                                          ---------     ---------     ---------
  Net income............................................  $    1.17     $    1.07     $    1.00
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------
Weighted average number of shares and equivalents.......     83,372        76,856        71,426
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------

                                  (See notes)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1993           1992
                                                                      ----------     ----------
                                                                             (THOUSANDS)
Current assets:
  Cash and cash equivalents.........................................  $   20,822     $   31,253
  Receivables, net of allowances....................................     236,786        182,272
  Inventories.......................................................      45,211         40,577
  Other.............................................................       9,640          4,496
                                                                      ----------     ----------
          Total current assets......................................     312,459        258,598
                                                                      ----------     ----------
Prearranged funeral contracts.......................................   1,244,866             --
Long-term receivables...............................................     500,062        274,793
Investments.........................................................          --        661,788
Cemetery property, at cost..........................................     417,050        298,247
Property, plant and equipment, at cost (net)........................     606,826        504,471
Deferred charges and other assets...................................     174,345        202,956
Names and reputations (net).........................................     427,696        410,270
                                                                      ----------     ----------
                                                                      $3,683,304     $2,611,123
                                                                      ----------     ----------
                                                                      ----------     ----------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..........................  $   96,881     $   89,004
  Income taxes......................................................      18,695          3,673
  Current maturities of long-term debt..............................      24,982         10,602
                                                                      ----------     ----------
          Total current liabilities.................................     140,558        103,279
                                                                      ----------     ----------
Long-term debt......................................................   1,062,222        980,029
Prearranged funeral and cemetery perpetual care obligations.........          --        477,951
Deferred income taxes...............................................     146,968         99,207
Other liabilities and deferred cemetery costs.......................     185,636        267,560
Deferred prearranged funeral contract revenues......................   1,263,407             --
Commitments and contingencies.......................................          --             --
Stockholders' equity:
  Common stock, $1 par value, 200,000,000 shares authorized,
     84,859,110 and 76,904,954, respectively, issued and
     outstanding....................................................      84,859         76,905
  Capital in excess of par value....................................     517,902        389,238
  Retained earnings.................................................     284,879        220,497
  Unrealized depreciation of investments............................          --         (1,254)
  Foreign translation adjustment....................................      (3,127)        (2,289)
                                                                      ----------     ----------
          Total stockholders' equity................................     884,513        683,097
                                                                      ----------     ----------
                                                                      $3,683,304     $2,611,123
                                                                      ----------     ----------
                                                                      ----------     ----------

                                  (See notes)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1993          1992          1991
                                                          ---------     ---------     ---------
                                                                       (THOUSANDS)
Cash flows from operating activities:
Net income..............................................  $ 101,061     $  86,536     $  73,372
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization.........................     58,214        47,369        34,990
  Undistributed earnings of trusts......................         --       (17,959)      (15,508)
  Provision for deferred income taxes...................     29,235        13,324         6,205
  Gains from dispositions (net).........................     (7,076)       (3,237)       (2,184)
  Cumulative effect of change in accounting
     principles.........................................      2,031            --            --
  Change in assets and liabilities net of effects from
     acquisitions:
     (Increase) in receivables..........................    (35,520)      (10,962)      (27,435)
     (Increase) in prearranged funeral contracts and
       associated deferred revenues.....................    (14,464)           --            --
     (Increase) decrease in other assets................      1,967           528       (15,212)
     Increase (decrease) in other liabilities...........     (9,826)       28,514        (2,110)
     Other..............................................      5,332         1,411         2,934
                                                          ---------     ---------     ---------
Net cash provided by operating activities...............    130,954       145,524        55,052
                                                          ---------     ---------     ---------
Cash flows from investing activities:
  Capital expenditures..................................    (59,585)      (66,820)      (38,489)
  Proceeds from sales of property and equipment.........     24,006        18,812        12,520
  Acquisitions..........................................   (175,753)     (117,737)     (123,486)
  Loans issued by Provident.............................   (102,328)     (136,959)      (58,496)
  Principal payments received on loans by Provident.....     41,652        44,280        45,132
  Change in investments and other.......................     (2,367)      (23,000)       (8,235)
                                                          ---------     ---------     ---------
Net cash used in investing activities...................   (274,375)     (281,424)     (171,054)
                                                          ---------     ---------     ---------
Cash flows from financing activities:
  Borrowings under lines of credit......................     37,500       194,403        22,922
  Subordinated debentures issued........................    150,000            --       172,500
  Payments of debt......................................    (24,283)      (32,008)      (17,927)
  Repurchase of common stock............................     (1,637)       (6,569)      (17,989)
  Dividends paid........................................    (32,887)      (29,629)      (26,320)
  Exercise of stock options and other...................      4,297         2,534         3,450
                                                          ---------     ---------     ---------
Net cash provided by financing activities...............    132,990       128,731       136,636
                                                          ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents....    (10,431)       (7,169)       20,634
Cash and cash equivalents at beginning of year..........     31,253        38,422        17,788
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of year................  $  20,822     $  31,253     $  38,422
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------

                                  (See notes)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    CAPITAL IN                  UNREALIZED        FOREIGN
                                         COMMON     EXCESS OF     RETAINED    (DEPRECIATION)    TRANSLATION
                                          STOCK     PAR VALUE     EARNINGS    OF INVESTMENTS    ADJUSTMENT
                                         -------    ----------    --------    --------------    -----------
                                                                    (THOUSANDS)
Balance at December 31, 1990............ $68,801     $ 241,961    $133,443       $(11,351)        $ 1,469
Add (deduct):
  Net income............................                            73,372
  Repurchase of common stock............  (1,196)       (5,388)    (11,405)
  Common stock issued:
     Stock option exercises and stock
       grants...........................     296         4,216
     Acquisitions.......................   8,080       129,153
  Dividends on common stock ($.37 per
     share).............................                           (27,039)
  Unrealized appreciation of
     investments........................                                           11,351
  Foreign translation adjustment........                                                               13
                                         -------    ----------    --------    --------------    -----------
Balance at December 31, 1991............  75,981       369,942     168,371             --           1,482
Add (deduct):
  Net income............................                            86,536
  Repurchase of common stock............    (398)       (1,974)     (4,197)
  Common stock issued:
     Stock option exercises and stock
       grants...........................     589         9,150
     Acquisitions.......................     733        12,120
  Dividends on common stock ($.39 per
     share).............................                           (30,213)
  Unrealized depreciation of
     investments........................                                           (1,254)
  Foreign translation adjustment........                                                           (3,771)
                                         -------    ----------    --------    --------------    -----------
Balance at December 31, 1992............  76,905       389,238     220,497         (1,254)         (2,289)
Add (deduct):
  Net income............................                           101,061
  Repurchase of common stock............     (66)         (388)     (1,183)
  Common stock issued:
     Stock option exercises and stock
       grants...........................     995        18,899
     Acquisitions.......................   1,418        17,432      (1,422)
     Debenture conversion...............   5,607        92,721
  Dividends on common stock ($.40 per
     share).............................                           (34,074)
  Unrealized depreciation of
     investments........................                                            1,254
  Foreign translation adjustment........                                                             (838)
                                         -------    ----------    --------    --------------    -----------
Balance at December 31, 1993............ $84,859     $ 517,902    $284,879       $     --         $(3,127)
                                         -------    ----------    --------    --------------    -----------
                                         -------    ----------    --------    --------------    -----------

                                  (See notes)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE ONE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation: The consolidated financial statements include the accounts of Service Corporation International and all wholly-owned subsidiaries (the Company). Significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years have been made to conform to current period classifications.

     Cash equivalents: The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents and the carrying amount approximates fair value because of the short maturity.

     Inventories: Inventories, consisting of funeral merchandise and cemetery space and merchandise, are stated at cost, which is not in excess of market, determined using average cost.

     Depreciation and amortization: Depreciation and amortization of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized.

     Cemetery trust funds: Generally, a portion of the proceeds from the sale of cemetery lots is required by state law to be paid into perpetual care trust funds. Earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. The amount of perpetual care funds trusted at December 31, 1993 and 1992 was $197,969,000 and $183,206,000, respectively, and such principal generally cannot be withdrawn by the Company (see Note 2). Additionally, pursuant to state law, a portion of the proceeds from the sale of preneed cemetery merchandise and services may also be required to be paid into trust funds. Merchandise and service trusts, which were previously included in investments on the Consolidated Balance Sheet, are now classified as long-term receivables. The Company recognizes income on these merchandise and service trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to the unpurchased cemetery merchandise. For the three years ended December 31, 1993, the earnings on trusts recognized for all cemetery trusts was $23,721,000, $18,910,000 and $17,843,000, respectively.

     Deferred obtaining costs: Included in "Deferred prearranged funeral contract revenues" on the Consolidated Balance Sheet are obtaining costs, including sales commissions and certain other direct marketing costs, applicable to prearranged funeral contracts which are deferred and will be expensed when the service is performed. The aggregate costs deferred as of December 31, 1993 and 1992 were $32,518,000 and $23,934,000, respectively.

     Names and reputations: The excess of purchase price over the fair value of identifiable net tangible assets acquired in transactions accounted for as a purchase are included in "Names and reputations" and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Many of the Company's acquired funeral homes have been providing high quality service to client families for many decades and such loyalty often forms the basic valuation of a funeral business. The amortization charged against income was $10,339,000, $9,601,000 and $4,785,000 for the three years ended December 31, 1993, respectively. Fair values are determined by management or independent appraisals.

NOTE TWO

CHANGE IN ACCOUNTING PRINCIPLES

     The Company changed the following accounting principles effective January 1, 1993.

                       SERVICE CORPORATION INTERNATIONAL

          (A) All price guaranteed prearranged funeral sales contracts are included in the accompanying balance sheet as a long-term asset with a corresponding credit to deferred prearranged funeral contract revenues. Insurance funded contracts were previously disclosed in a note to the financial statements and certain trust funded contracts were previously included under investments and prearranged funeral obligations. This change has no effect on the existing policy of recognizing revenue when the funeral service is performed.

          (B) Prearranged funeral trust earnings previously recognized as current income are now deferred until the funeral service is performed. Increasing benefits under insurance funded contracts are now accrued and deferred until the funeral service is performed.

          (C) Preneed sales of cemetery interment rights and other related products and services are recorded as revenues when customer contracts are signed with concurrent recognition of related costs. Allowances for customer cancellations and refunds are provided at the date of sale based upon historical experience. Previously, such sales were generally deferred under accounting principles prescribed for sales of real estate. Under the Company's application of this method of accounting for sales of real estate, revenues and costs were deferred until 20% of the contract amount had been collected.

          (D) Funds held in perpetual care cemetery trusts were previously included on the Consolidated Balance Sheet in investments and cemetery perpetual care obligations, whereas now such amounts are excluded.

     The accounting changes were made principally for the following reasons and are described below in the order referred to above.

          (A) The Company believes this accounting is more informative and provides better disclosure of the future economic events because the activity is all reported on the Consolidated Balance Sheet.

          (B) Funeral trust earnings and increasing benefits under insurance contracts are intended to cover increases in the future costs of providing price guaranteed funeral services. Accrued trust earnings were previously recognized in current income and a provision was made for the estimated effect of inflation on the costs of merchandise purchased by the Company. Trust earnings are now deferred until performance of the funeral service and increasing benefits under insurance funded contracts will be accounted for similarly. The Company believes this policy will better match revenues and costs because the total funds (principal and accrued earnings) available to satisfy the contract will be included in revenues when the funeral service is performed together with all costs related to performance of the service.

          (C) This method of cemetery accounting has been adopted because all significant remaining obligations of the Company have been satisfied in the period the contract is signed. Related costs are provided based on actual costs incurred, firm commitments or reliable estimates. Historical experience is the basis for making appropriate allowances for customer cancellations and will be adjusted when required.

          (D) Cemetery perpetual care trusts are excluded from the Consolidated Balance Sheet because the Company generally does not have the right to withdraw the principal.

     The cumulative effect, through December 31, 1992, of changing these accounting principles resulted in a charge to first quarter 1993 net income of $2,031,000 (net of a $1,354,000 tax benefit), or $.03 per share. For the year ended December 31, 1993, the effect of the change in accounting principles resulted in a decrease in

                       SERVICE CORPORATION INTERNATIONAL
net income of $1,608,000, or $.02 per share. The following table shows the unaudited pro forma effects of retroactive application using the changed accounting principles for the two years ended December 31, 1992:

                                                                    1992            1991
                                                                   -------         -------
                                                                   (THOUSANDS, EXCEPT PER
                                                                       SHARE AMOUNTS)
    Net income...................................................  $79,493         $69,408
                                                                   -------         -------
                                                                   -------         -------
    Primary earnings per share...................................  $  1.03         $   .97
                                                                   -------         -------
                                                                   -------         -------
    Fully diluted earnings per share.............................  $   .99         $   .95
                                                                   -------         -------
                                                                   -------         -------

     Effective January 1, 1993, the Company adopted FAS 109, "Accounting for Income Taxes" (see Note 6).

NOTE THREE

ACQUISITIONS

     The following table is a summary of acquisitions made during the years ended December 31, 1993 and 1992 accounted for as purchases:

                                                                   1993             1992
                                                                 --------         --------
                                                                  (DOLLARS IN THOUSANDS)
    Number acquired:
      Funeral homes............................................       124               54
      Cemeteries...............................................        21               18
    Purchase price.............................................  $220,532         $203,708

     The purchase price in both years consisted primarily of combinations of cash, Company stock, issued and assumed debt and the retirement of loans receivable issued by the Company's finance subsidiary. The effect of acquisitions on the Consolidated Balance Sheet at December 31, was as follows:

                                                                   1993             1992
                                                                 --------         --------
                                                                        (THOUSANDS)
    Current assets.............................................  $ 19,356         $ 24,046
    Prearranged funeral contracts..............................    59,932               --
    Investments................................................        --           87,789
    Long-term receivables......................................    15,699            1,241
    Cemetery property..........................................   137,563           88,664
    Property, plant and equipment..............................    80,547           31,982
    Deferred charges and other assets..........................    (3,109)           8,525
    Names and reputations......................................    32,090          103,474
    Current liabilities........................................   (11,895)         (25,828)
    Prearranged funeral and cemetery perpetual care
      obligations..............................................        --          (77,773)
    Long-term debt.............................................   (28,444)         (29,075)
    Deferred liabilities.......................................   (49,156)         (82,455)
    Deferred prearranged funeral contract revenues.............   (59,402)              --
    Stockholders' equity.......................................   (17,428)         (12,853)
                                                                 --------         --------
    Cash used for acquisitions.................................  $175,753         $117,737
                                                                 --------         --------
                                                                 --------         --------

                       SERVICE CORPORATION INTERNATIONAL

     The operating results of each acquisition are included in consolidated net income from the date of acquisition. The following represents the unaudited pro forma results of operations as if all of the above noted business combinations had occurred at the beginning of 1992.

                                                                 YEARS ENDED DECEMBER 31,
                                                                 -------------------------
                                                                   1993            1992*
                                                                 --------         --------
                                                                 (THOUSANDS)
    Revenues...................................................  $955,311         $916,831
                                                                 --------         --------
                                                                 --------         --------
    Net income.................................................  $108,093         $100,165
                                                                 --------         --------
                                                                 --------         --------
    Primary earnings per common share..........................  $   1.29         $   1.27
                                                                 --------         --------
                                                                 --------         --------

- ---------------

* After change in accounting principles discussed in Note 2.

     The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the acquisitions had been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

NOTE FOUR

PREARRANGED FUNERAL CONTRACTS

     The Company sells prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies. Life insurance policies are issued by third party insurers.

     At December 31, 1993, trust and insurance funds of $1,244,866,000 (net of cancellation reserve) included in the Consolidated Balance Sheet as "Prearranged funeral contracts" are available to the Company for previously sold guaranteed price contracts. Of this amount, $554,879,000 will be funded by trusts and $689,987,000 will be funded by insurance policies. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through December 31, 1993. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. In addition, a reserve, based on historical experience, equivalent to approximately 10% of the total balance has been provided for contract cancellations.

NOTE FIVE

INVESTMENTS

     At December 31, 1992, investments include $363,971,000 and $297,817,000 of prearranged funeral and cemetery perpetual care and merchandise and service obligations, respectively, held in trust. These investments are carried at the lower of cost or market and include unrealized gains of $31,496,000 and unrealized losses of $18,327,000 (see Notes 1 and 2).

NOTE SIX

INCOME TAXES

     The Company adopted FAS 109 "Accounting for Income Taxes" effective January 1, 1993. The adoption had no material impact on the Company's results of operations or financial position. FAS 109 is an asset and liability approach requiring recognition of deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company's financial statements or tax returns. Under FAS 109, all expected future events other than changes in the law or tax rates, are considered in estimating future tax

                       SERVICE CORPORATION INTERNATIONAL
consequences. The Company previously had followed FAS 96, which was superseded by FAS 109, and gave no recognition to future events other than recovery of assets and settlement of liabilities at their carrying amounts.

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was enacted and among other changes, the Act increased the top United States corporate income tax rate to 35% from 34% effective January 1, 1993. The provision for income taxes for the year ended December 31, 1993 includes an adjustment to deferred taxes under FAS 109 of $2,431,000 related to this increase in the corporate tax rate.

     The provision for income taxes includes United States income taxes, determined on a consolidated return basis, foreign and state and local income taxes.

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1993         1992         1991
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Income before income taxes:
      United States....................................  $157,004     $130,971     $ 99,980
      Foreign..........................................    16,488        8,365        8,892
                                                         --------     --------     --------
                                                         $173,492     $139,336     $108,872
                                                         --------     --------     --------
                                                         --------     --------     --------
    Provision for income taxes:
    Current:
      United States....................................  $ 29,449     $ 31,432     $ 24,157
      Foreign..........................................     6,083        4,257        4,045
      State and local..................................     5,633        3,787        1,093
                                                         --------     --------     --------
                                                           41,165       39,476       29,295
                                                         --------     --------     --------
    Deferred:
      United States....................................    26,245       11,119        3,612
      Foreign..........................................      (512)        (120)        (261)
      State and local..................................     3,502        2,325        2,854
                                                         --------     --------     --------
                                                           29,235       13,324        6,205
                                                         --------     --------     --------
    Total provision....................................  $ 70,400     $ 52,800     $ 35,500
                                                         --------     --------     --------
                                                         --------     --------     --------

     During the three years ended December 31, 1993, tax expense resulting from allocating certain tax benefits directly to capital in excess of par totaled $1,197,000, $339,000 and $419,000, respectively.

                       SERVICE CORPORATION INTERNATIONAL

     The differences between the U.S. federal statutory tax rate and the Company's effective rate was as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1993        1992        1991
                                                            -------     -------     -------
                                                                      (THOUSANDS)
    Computed tax provision at the applicable federal
      statutory income tax rate...........................  $60,722     $47,375     $37,016
    State and local taxes, net of federal income tax
      benefits............................................    5,930       4,034       2,605
    Dividends received deduction and tax exempt
      interest............................................   (1,767)     (2,129)     (2,944)
    Amortization of names and reputations.................    3,426       3,226       1,679
    Enacted tax rate increase for deferred income taxes...    2,431          --          --
    Foreign rate difference...............................      (26)      1,308       1,088
    Settlement of certain federal tax audits..............       --          --      (4,800)
    Other.................................................     (316)     (1,014)        856
                                                            -------     -------     -------
      Provision for income taxes..........................  $70,400     $52,800     $35,500
                                                            -------     -------     -------
                                                            -------     -------     -------
    Total effective tax rate..............................     40.6%       37.9%       32.6%
                                                            -------     -------     -------
                                                            -------     -------     -------

     Deferred tax assets and liabilities as of December 31 was as follows:

                                                                        1993        1992
                                                                      --------    --------
                                                                          (THOUSANDS)
    Receivables, principally due to sales of cemetery interment
      rights and related products...................................  $ 75,064    $ 20,344
    Inventories and cemetery property, principally due to purchase
      accounting adjustments........................................    79,029      46,310
    Property, plant and equipment, principally due to depreciation
      and to purchase accounting adjustments........................    65,454      50,566
    Other...........................................................     1,547       6,791
                                                                      --------    --------
      Deferred tax liabilities......................................   221,094     124,011
                                                                      --------    --------
    Deferred revenue prearranged funeral service contracts,
      principally due to earnings from trust funds..................   (45,833)         --
    Accrued liabilities.............................................   (11,644)    (13,238)
    Carry-forwards and other, principally related to acquired
      subsidiaries..................................................    (5,239)    (11,566)
                                                                      --------    --------
      Deferred tax assets...........................................   (62,716)    (24,804)
                                                                      --------    --------
      Net deferred income taxes.....................................  $158,378    $ 99,207
                                                                      --------    --------
                                                                      --------    --------

     Current refundable income taxes and foreign current deferred tax assets are included in other current assets, with current taxes payable and current deferred taxes being reflected as "Income taxes" on the Consolidated Balance Sheet.

     United States income taxes have not been provided on $51,765,000 of undistributed earnings of foreign subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

     As of December 31, 1993, the Company has United States federal net operating loss carry-forwards of $12,375,000 principally related to acquired subsidiaries which will expire in the years 1998 through 2008.

                       SERVICE CORPORATION INTERNATIONAL

     Various subsidiaries have state operating loss carry-forwards of $72,375,000 with expiration dates through 2008. Included in "Carry-forwards and other" is a valuation allowance of $1,748,000 which has been provided primarily for loss carry-forwards not expected to be realized.

     Actual cash disbursements for income taxes and other tax assessments during the three years ended December 31, 1993, totaled $46,557,000, $33,973,000 and $25,845,000, respectively.

     During the third quarter of 1991, the Company settled certain United States federal tax audits resulting in a $4,800,000 credit to the provision for income taxes. All of the Company's United States federal tax audits for years ended through April 30, 1988 have now been completed.

NOTE SEVEN

DEBT

     Debt at December 31, was as follows:

                                                                     1993          1992
                                                                  ----------     --------
                                                                        (THOUSANDS)
    Bank revolving credit agreements, $215,000 available at
      December 31, 1993.......................................... $  385,000     $347,500
    Medium term notes, maturity through 2019, fixed average
      interest rate of 9.7%......................................    248,000      250,000
    6.5% convertible subordinated debentures, due in 2001,
      conversion price of $20.74 per common share, redeemable
      after August, 1995.........................................    172,500      172,500
    7.875% debentures, due in 2013...............................    150,000           --
    8% convertible debentures, due in 2006, conversion price is
      $18 per common share.......................................     16,082       16,082
    6.5% debentures, converted into common shares at $17.33 per
      share in February, 1993....................................         --      100,000
    5.0% convertible debentures, due in 2003, conversion price
      ranges from $22.50-$32.16..................................     12,897        3,000
    Mortgage notes payable with maturities through 2013, average
      interest rate is 8.5%......................................     63,769       67,923
    Variable-interest rate note payable to a bank, current
      interest rate of 3.22% maturity date April, 1996...........     10,676       10,776
    Other........................................................     28,280       22,850
                                                                  ----------     --------
    Total debt...................................................  1,087,204      990,631
    Less current maturities......................................    (24,982)     (10,602)
                                                                  ----------     --------
              Total long-term debt............................... $1,062,222     $980,029
                                                                  ----------     --------
                                                                  ----------     --------

     Under terms of the bank revolving credit agreements, the Company may borrow up to $600,000,000. One agreement for $350,000,000 expires on November 8, 1994 and contains provisions for renewals. At the end of any term, the outstanding balance may be converted into a two year term loan. Another agreement for $250,000,000 expires November 3, 1996. The Company may in November of each year, commencing in 1994, extend the term of the $250,000,000 agreement for a year with the consent of all the banks. The interest rates are based generally on various indices determined by the Company. In addition, the Company pays a quarterly facility fee ranging from .125% to .1875% on the commitment amount. The terms of the revolving credit agreements include various covenants which provide, among other things, for the maintenance of a certain level of consolidated net worth, the maintenance of certain ratios and restrictions on certain payments. These

                       SERVICE CORPORATION INTERNATIONAL
credit agreements are to be used for general corporate purposes, including acquisitions, and support for the Company's selling of commercial paper.

     The Company has outstanding $248,000,000 in medium term notes with maturities from 6 months to 26 years which are not callable prior to maturity. The average remaining maturity for the notes is approximately 13 years.

     In October 1991, the Company issued $172,500,000 of convertible subordinated debentures with a conversion price of $20.74 and subordinated to certain present and future indebtedness of the Company.

     The $150,000,000 of debt was issued in February 1993 and is considered senior debt and is not redeemable prior to maturity.

     In 1988, the Company assumed $16,082,000 of convertible subordinated debentures from an acquired company, with a conversion price of $18.

     In 1986, the Company issued $100,000,000 of convertible debentures. In February 1993, $97,164,000 of these debentures were converted into 5,607,000 common shares at $17.33 per share pursuant to a redemption call. The remaining $2,836,000 of debentures were redeemed for cash plus a 2.6% call premium and interest through the redemption date.

     The Company also has two bank lines of credit, one for $75,000,000 and one for $15,000,000 (both of these lines were available at December 31, 1993) at rates similar to the revolving credit agreement. The $75,000,000 line may be withdrawn at any time at the option of the bank. The $15,000,000 line requires the payment of a .25% commitment fee on the unused balance and expires in July, 1995.

     Some of the Company's facilities and cemetery properties are pledged as collateral for the mortgage notes. Additionally, at December 31, 1993, the Company had $34,595,000 letters of credit outstanding primarily to guarantee funding of certain insurance claims.

     The aggregate principal payments on debt for the five years subsequent to December 31, 1993, excluding amounts due to banks under revolving credit loan agreements are: 1994 -- $24,982,000; 1995 -- $57,731,000; 1996 -- $18,845,000;
1997 -- $47,945,000; and 1998 -- $13,961,000. Cash interest payments for the three years ended December 31, 1993 totaled $61,062,000, $60,590,000 and $47,692,000, respectively.

                       SERVICE CORPORATION INTERNATIONAL

NOTE EIGHT

DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES

     "Deferred prearranged funeral contract revenues" on the Consolidated Balance Sheet includes the contract amount of all price guaranteed prearranged funeral service contracts as well as the accrued trust earnings and increasing insurance benefits earned through December 31, 1993. The Company will continue to defer additional accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company will recognize the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral service revenues.

     The recognition in future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

                                                                           (THOUSANDS)
                                                                           -----------
        1994.............................................................   $  110,990
        1995.............................................................      103,690
        1996.............................................................       96,546
        1997.............................................................       89,602
        1998.............................................................       82,908
        1999 and through 2003............................................      317,878
        2004 and thereafter..............................................      461,793
                                                                           -----------
                                                                            $1,263,407
                                                                           -----------
                                                                           -----------

NOTE NINE

COMMITMENTS AND CONTINGENCIES

     The annual payments for operating leases (primarily for funeral home facilities and transportation equipment) are as follows:

                                                                           (THOUSANDS)
                                                                           -----------
        1994.............................................................    $23,858
        1995.............................................................     19,960
        1996.............................................................     16,566
        1997.............................................................     13,705
        1998.............................................................      9,607
        Thereafter.......................................................     30,795

     The majority of these leases contain one of the following options: (a) purchase the property at the fair value at date of exercise, (b) purchase the property for a value determined at the inception of the lease or (c) renew for the fair rental value at end of the primary term of the lease. Some of the equipment leases contain residual value exposures. For the three years ended December 31, 1993, rental expense was $33,590,000, $25,583,000 and $22,531,000, respectively.

     The Company has entered into management, consultative and noncompetition agreements (generally for five to 10 years) with certain officers of the Company and former owners and key employees of businesses acquired. During the three years ended December 31, 1993, $31,957,000, $27,594,000 and $21,662,000,
respectively, were charged to expense. At December 31, 1993, the maximum estimated future expense under all remaining agreements is $139,887,000 including $4,693,000 with certain officers of the Company.

     In 1990, the Company entered into a five year minimum purchase agreement with a major casket manufacturer. The agreement contains provisions to increase the minimum annual purchases for normal price

                       SERVICE CORPORATION INTERNATIONAL
increases and the maintenance of product quality. The agreement was amended in 1992 to provide for an extension to 1998 with a cumulative minimum purchase commitment of $228,000,000 required. During the three years ended December 31, 1993, the Company purchased $41,200,000, $36,656,000 and $35,149,000, respectively, under this agreement.

NOTE TEN

STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 par value. No shares were issued as of December 31, 1993. At December 31, 1993, 200,000,000 common shares of $1 par value were authorized, 84,859,110 shares were issued and outstanding (76,904,954 at December 31, 1992), net of 18,830 shares held, at cost, in treasury (521,455 at December 31, 1992).

     During the two years ended December 31, 1993, the Company purchased 66,319 and 398,400 shares of its common stock for $1,637,000 and $6,569,000, respectively.

     The fully diluted earnings per share calculation assumes full conversion into common stock of the Company's various convertible debenture issues.

     The Company has a stockholder approved plan whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The plan allows for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock and are generally exercisable at a rate of 33 1/3% each year (generally starting one year from grant date). At December 31, 1993 and 1992, 729,267 and 971,515 shares, respectively, were reserved for future option grants under this existing plan.

     On November 10, 1993, the Board of Directors approved the 1993 Long-Term Incentive Stock Option Plan (maximum of 4,650,000 shares) and granted options for 4,000,000 shares of common stock at an exercise price of $25.75 per share (fair market value at date of grant). This plan is subject to stockholder approval at the annual meeting of stockholders on May 12, 1994. Such shares are excluded in the table below.

                       SERVICE CORPORATION INTERNATIONAL

     The following tabulation sets forth certain stock option information:

                                                                                  OPTION PRICE
                                                                     OPTIONS       PER SHARE
                                                                     --------     ------------
Outstanding at December 31, 1990...................................  1,813,707    $ 3.75-23.95
  Granted..........................................................   273,936      13.75-17.17
  Exercised........................................................  (293,679)      3.75-23.95
  Cancelled........................................................  (267,919)      9.14-23.95
                                                                     --------     ------------
Outstanding at December 31, 1991...................................  1,526,045      8.00-18.17
                                                                     --------     ------------
  Granted..........................................................    58,410       8.75-17.06
  Exercised........................................................  (214,637)      9.25-16.67
  Cancelled........................................................  (104,224)     10.08-18.17
                                                                     --------     ------------
Outstanding at December 31, 1992...................................  1,265,594      8.00-17.17
                                                                     --------     ------------
  Granted..........................................................   267,250      14.17-26.00
  Exercised........................................................  (401,387)      9.25-18.81
  Cancelled........................................................   (25,002)     14.17-18.81
                                                                     --------     ------------
Outstanding at December 31, 1993...................................  1,106,455    $ 8.00-26.00
                                                                     --------     ------------
                                                                     --------     ------------
Exercisable at December 31, 1993...................................   697,452     $ 8.00-18.81
                                                                     --------     ------------
                                                                     --------     ------------

     At December 31, 1993, the Company has reserved 1,480,731 shares of its common stock under stockholder approved plans for restricted stock grants to be awarded to key employees and non-employee directors. These plans contain a restriction period of not less than six months and not more than five years, during which time the recipient will be prohibited from disposition of the awarded common stock and also a requirement that the employee recipient remain employed by the Company and the non-employee director continue to serve as a director prior to lapse of the restricted period. For the three years ended December 31, 1993, 652,481, 405,925 and 16,500 shares were awarded under these plans, respectively.

     In July 1988, the Board of Directors adopted a preferred share purchase rights plan and also declared a dividend of one preferred share purchase right for each share of common stock. The rights become exercisable in the event of certain attempts to acquire 20% or more of the common stock of the Company and entitle the rights holders to purchase certain securities of the Company or the acquiring company. The rights, which are redeemable by the Company for $.01 per right, expire in July, 1998 unless extended. Holders of the medium term notes and 6.5% subordinated debentures may accelerate repayment or redemption in certain circumstances involving a change in control.

NOTE ELEVEN

EMPLOYEE RETIREMENT PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all employees, a supplemental retirement plan for certain executives (SERP), a supplemental retirement plan for officers and certain executives (Senior SERP), and a retirement plan for non-employee directors (Directors' Plan).

     For the pension plan, retirement benefits are generally based on years of service and compensation for the current year. The Company annually contributes to the pension plan an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments, marketable equity securities and mortgage notes. The marketable equity securities include shares of Company common stock with a value of $3,534,000 at December 31, 1993.

                       SERVICE CORPORATION INTERNATIONAL

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the pension plan and Social Security. The Senior SERP provides retirement benefits for officers and certain executives based on their years of service and position. The Directors' Plan will provide an annual benefit to directors following their retirement, based on a vesting schedule. The Company purchased various life insurance policies on the participants in the SERP, Senior SERP and Directors' Plan with the intent to use the proceeds and any cash value buildup from such policies to fund, at least to the extent of such assets, these plans' funding requirements.

     The net cost for all plans was as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1993       1992       1991
                                                              -------    -------    -------
                                                                       (THOUSANDS)
    Service cost-benefits earned during the period..........  $ 6,719    $ 5,737    $ 4,886
    Interest cost on projected benefit obligation...........    6,886      5,753      4,674
    Return on plan assets...................................   (4,311)    (3,945)    (7,885)
    Net amortization and deferral of gain...................    1,201      1,315      5,260
                                                              -------    -------    -------
                                                              $10,495    $ 8,860    $ 6,935
                                                              -------    -------    -------
                                                              -------    -------    -------

     The plans' funded status at December 31, was as follows:

                                                         1993                     1992
                                                 ---------------------    ---------------------
                                                 FUNDED     NON-FUNDED    FUNDED     NON-FUNDED
                                                  PLAN        PLANS        PLAN        PLANS
                                                 -------    ----------    -------    ----------
                                                                  (THOUSANDS)
    Vested benefit obligation..................  $58,229     $ 25,902     $43,141     $ 14,611
                                                 -------    ----------    -------    ----------
                                                 -------    ----------    -------    ----------
    Accumulated benefit obligation.............  $63,556     $ 26,099     $47,997     $ 17,267
                                                 -------    ----------    -------    ----------
                                                 -------    ----------    -------    ----------
    Projected benefit obligation...............  $71,223     $ 26,310     $59,617     $ 18,949
    Plans' assets at fair value................   67,993           --      53,225           --
                                                 -------    ----------    -------    ----------
    Plans' assets in deficit of projected
      benefit obligation.......................   (3,230)     (26,310)     (6,392)     (18,949)
    Unrecognized net loss from past experience
      and effects of changes in assumptions....   10,271        4,128       6,804        4,903
    Prior service cost not yet recognized in
      net periodic pension cost................   (2,966)      12,685       2,673        7,448
    Unrecognized net asset.....................       --           --        (487)          --
                                                 -------    ----------    -------    ----------
    Accrued pension cost.......................    4,075       (9,497)      2,598       (6,598)
    Adjustment for additional minimum
      liability................................       --      (16,602)         --      (10,669)
                                                 -------    ----------    -------    ----------
    Retirement plan asset (liability)..........  $ 4,075     $(26,099)    $ 2,598     $(17,267)
                                                 -------    ----------    -------    ----------
                                                 -------    ----------    -------    ----------

     The following assumed rates were used in the determination of the plans' funded status:

                                                              1993                  1992
                                                       -------------------   -------------------
                                                       FUNDED   NON-FUNDED   FUNDED   NON-FUNDED
                                                        PLAN      PLANS       PLAN      PLANS
                                                       ------   ----------   ------   ----------
    Discount rate used to determine obligations......    7.5%       7.5%       8.5%       8.5%
    Assumed rate of compensation increase............    4.5        4.5        6.0        6.0
    Assumed rate of return on plan assets............    4.5         --        8.0         --

                       SERVICE CORPORATION INTERNATIONAL

NOTE TWELVE

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

  Swap agreements:

     The Company periodically enters into swap agreements to hedge exposure to fluctuations in interest and foreign exchange rates. Such agreements are with major financial institutions and the Company does not anticipate any credit risk from these transactions because of nonperformance. The amounts to be paid or received are accrued in accordance with terms of the agreement and market interest rates.

     On August 31, 1993, the Company entered a currency swap agreement with a bank that hedged the borrowings for the Company's initial investment in its Australian subsidiary. As part of this agreement, the Company pays the bank a blended interest rate (6.28% at December 31, 1993) on $110,000,000 Australian dollars and receives a floating interest rate (3.5% at December 31, 1993) on $73,590,000 United States dollars. This agreement expires December 29, 2000.

     The Company has entered into an interest rate swap agreement with a bank having a notional amount of $150,000,000 effective February 1, 1994. Under this agreement, the Company will pay a floating interest rate on $150,000,000 and will receive a 5.36% fixed interest rate on $150,000,000. This agreement terminates February 1, 1999 subject to an option, exercisable by the bank, to terminate on August 1, 1994.

  Credit risk:

     Provident is a party to financial instruments with off-balance sheet risk. The financial instruments result from loans made in the normal course of business to meet the financing needs of borrowers who are principally independent funeral home and cemetery operators. These financial instruments also include loan commitments of $19,499,000 at December 31, 1993 ($33,656,000 at December 31, 1992) to extend credit. Provident evaluates each borrower's credit worthiness and the amount loaned and collateral obtained, if any, is determined by this evaluation.

     The Company grants customers credit in the normal course of business and the credit risk with respect to these trade receivables are generally considered minimal because of the wide geographic area served. Procedures are in effect to monitor the credit worthiness of customers and bad debts have not been significant in relation to the volume of revenues.

     Prearranged funeral contracts generally do not subject the Company to collection risk because customer payments are either placed in state supervised trusts or used to pay premiums on life insurance contracts. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

  Fair Value of Financial Instruments:

     The following disclosure of the estimated fair value of financial instruments was made in accordance with the requirements of FAS 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

                       SERVICE CORPORATION INTERNATIONAL

     The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values due to the short term maturities of these instruments. The carrying amounts and fair values of the Company's fixed rate long-term borrowings are as follows:

                                                                        DECEMBER 31, 1993
                                                                       -------------------
                                                                       CARRYING     FAIR
                                                                        AMOUNT     VALUE
                                                                       --------   --------
                                                                           (THOUSANDS)
    Medium term notes................................................  $248,000   $305,215
                                                                       --------   --------
                                                                       --------   --------
    Debentures.......................................................  $351,479   $451,146
                                                                       --------   --------
                                                                       --------   --------
    Mortgage notes payable...........................................  $ 63,769   $ 63,769
                                                                       --------   --------
                                                                       --------   --------

     The fair value of the above long-term borrowings was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The carrying value of the revolving credit agreements approximate fair value because the rates on such agreements are variable, based on current market. Substantially all of the Company's remaining long-term debt and receivables carry variable interest rates and their carrying amount approximates fair value. It is not practicable to estimate the fair value of the installment contracts receivable.

                       SERVICE CORPORATION INTERNATIONAL

NOTE THIRTEEN

SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts at December 31, was as follows:

                                                                       1993         1992
                                                                     --------     --------
                                                                          (THOUSANDS)
    Cash and cash equivalents:
      Cash.........................................................  $  6,393     $ 13,465
      Commercial paper and temporary investments...................    13,481       17,237
      Certificates of deposit......................................       948          551
                                                                     --------     --------
                                                                     $ 20,822     $ 31,253
                                                                     --------     --------
                                                                     --------     --------
    Receivables and allowances:
      Current:
         Trade accounts............................................  $ 85,924     $ 69,612
         Installment contracts.....................................   101,954       53,259
         Notes.....................................................    81,216       74,272
                                                                     --------     --------
                                                                      269,094      197,143
                                                                     --------     --------
                                                                     --------     --------
      Less:
         Allowance for contract cancellations and doubtful
           accounts................................................    14,786        7,778
         Unearned finance charges and valuation discounts..........    17,522        7,093
                                                                     --------     --------
                                                                       32,308       14,871
                                                                     --------     --------
                                                                     $236,786     $182,272
                                                                     --------     --------
                                                                     --------     --------
      Long-term:
         Installment contracts.....................................  $126,389     $ 80,401
         Loans and other notes.....................................   277,149      210,507
         Trusted cemetery merchandise and service sales............   133,583           --
                                                                     --------     --------
                                                                      537,121      290,908
                                                                     --------     --------
                                                                     --------     --------
      Less:
         Allowance for contract cancellations and doubtful
           accounts................................................    14,054        5,001
         Unearned finance charges and valuation discounts..........    23,005       11,114
                                                                     --------     --------
                                                                       37,059       16,115
                                                                     --------     --------
                                                                     $500,062     $274,793
                                                                     --------     --------
                                                                     --------     --------

     Interest rates on installment contracts and notes receivable range from 3.0% to 12.5% at December 31, 1993. Included in loans and other notes receivable are $12,479,000 in notes with officers and employees of the Company, the majority of which are collateralized by real estate, and $25,548,000 in notes with other related parties.

                       SERVICE CORPORATION INTERNATIONAL

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1993          1992
                                                                   ---------     ---------
                                                                         (THOUSANDS)
    Cemetery property:
      Undeveloped land (including capitalized interest and
         development expenditures)...............................  $ 299,520     $ 202,147
      Developed land and lawn crypts.............................     88,722        61,489
      Mausoleums.................................................     28,808        34,611
                                                                   ---------     ---------
                                                                   $ 417,050     $ 298,247
                                                                   ---------     ---------
    Property, plant and equipment:
      Land.......................................................  $ 186,521     $ 169,189
      Buildings and improvements.................................    461,539       356,989
      Operating equipment........................................    104,921       105,022
      Leasehold improvements.....................................     17,715        15,615
                                                                   ---------     ---------
                                                                     770,696       646,815
                                                                   ---------     ---------
      Less: accumulated depreciation.............................   (163,870)     (142,344)
                                                                   ---------     ---------
                                                                   $ 606,826     $ 504,471
                                                                   ---------     ---------
                                                                   ---------     ---------
    Accounts payable and accrued liabilities:
      Trade payables.............................................  $  22,220     $  13,574
      Dividends..................................................      8,913         7,724
      Payroll....................................................      9,319        14,224
      Interest...................................................     14,903        11,592
      Insurance..................................................     13,115         5,761
      Accrued purchase price for December, 1992 acquisition......         --        12,357
      Other......................................................     28,411        23,772
                                                                   ---------     ---------
                                                                   $  96,881     $  89,004
                                                                   ---------     ---------
                                                                   ---------     ---------

NON-CASH TRANSACTIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1993       1992      1991
                                                                -------    ------    ------
                                                                        (THOUSANDS)
    Common stock issued under restricted stock plans..........  $14,393    $6,938    $  287
    Notes receivable exchanged for preferred stock
      investment..............................................  $ 2,520    $3,830    $8,868
    Common stock issued in lieu of cash contribution to
      retirement plans........................................  $    --    $   --    $2,281
    Minimum liability under retirement plans..................  $12,642    $  187    $   --
    Debenture conversion......................................  $97,164    $   --    $   --
    Cumulative effect of change in accounting principles......  $ 2,031    $   --    $   --

                       SERVICE CORPORATION INTERNATIONAL

NOTE FOURTEEN

MAJOR SEGMENTS OF BUSINESS

     SCI conducts funeral and cemetery operations in the United States, Canada and Australia and offers financial services in the United States.

                                                                FINANCIAL
                                        FUNERAL     CEMETERY    SERVICES     CORPORATE    CONSOLIDATED
                                       ---------    --------    ---------    ---------    ------------
                                            (THOUSANDS, EXCEPT FOR NUMBER OF OPERATING LOCATIONS)
Revenues:
  1993...............................  $ 603,099    $280,421    $  15,658    $      --      $899,178
  1992...............................    551,940     209,796       10,741           --       772,477
  1991...............................    445,367     183,058       14,823           --       643,248
Operating expenses:
  1993...............................    426,008     200,682        9,168       43,706       679,564
  1992...............................    379,823     163,967        6,632       38,693       589,115
  1991...............................    307,690     146,384       10,666       35,448       500,188
Income from operations:
  1993...............................    177,091      79,739        6,490      (43,706)      219,614
  1992...............................    172,117      45,829        4,109      (38,693)      183,362
  1991...............................    137,677      36,674        4,157      (35,448)      143,060
Identifiable assets:
  1993...............................  2,299,177     952,844      253,314      177,969     3,683,304
  1992...............................  1,351,066     908,012      191,695      160,350     2,611,123
  1991...............................  1,148,103     692,438      109,420      173,491     2,123,452
Depreciation and amortization:
  1993...............................     37,130       8,506          197       12,381        58,214
  1992...............................     33,214       7,701          429        6,025        47,369
  1991...............................     25,559       7,414          243        1,774        34,990
Capital expenditures:(1)
  1993...............................    107,046     165,408           --        5,241       277,695
  1992...............................     78,519     101,887           --        7,060       187,466
  1991...............................    145,765      31,186           --        4,106       181,057
Number of operating locations at year
  end:
  1993...............................        792         192           --           --           984
  1992...............................        674         176           --           --           850
  1991...............................        655         163           --           --           818

- ---------------

(1) Includes $218,110,000, $120,646,000 and $142,568,000 for the three years ended December 31, 1993, respectively, for purchases of property, plant and equipment and cemetery property of acquired businesses.

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIFTEEN

PROSPECTIVE ACCOUNTING CHANGES

     In 1994, FAS 112 "Employer's Accounting for Postemployment Benefits" becomes effective. This FAS requires the Company to accrue for estimated future postemployment benefits during the years employees are working and earning these benefits. Also in 1994, FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" becomes effective. This FAS addresses the accounting for investments in equity and debt securities held by the Company. In 1995, FAS 114 "Accounting by Creditors for Impairment of a Loan" becomes effective. This FAS requires present value computations for impaired loans when determining allowances for loan losses. Adoption of these three standards is not expected to materially affect the Company's financial position or results of operations.

NOTE SIXTEEN

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       FIRST        SECOND       THIRD        FOURTH        YEAR
                                      --------     --------     --------     --------     --------
                                               (THOUSANDS, EXCEPT PER SHARE INFORMATION)
Revenues:
  1993..............................  $224,371     $217,049     $211,432     $246,326     $899,178
  1992..............................   200,746      187,099      183,940      200,692      772,477
  1991..............................   153,479      156,077      152,513      181,179      643,248
Gross profit:
  1993..............................  $ 71,471     $ 61,920     $ 56,597     $ 73,332     $263,320
  1992..............................    63,700       50,972       46,426       60,957      222,055
  1991..............................    45,790       43,655       37,970       51,093      178,508
Net income
  1993(1)...........................  $ 27,217     $ 24,333     $ 19,807     $ 29,704     $101,061
  1992..............................    25,170       19,872       17,096       24,398       86,536
  1991..............................    18,739       16,287       18,117       20,229       73,372
Primary earnings per share:
  1993(1)...........................  $    .34     $    .29     $    .23     $    .35     $   1.21
  1992..............................       .33          .26          .22          .32         1.13
  1991..............................       .28          .23          .25          .27         1.03

- ---------------

(1) The first quarter of 1993 includes a charge to net income of $2,031,000 or $.03 per share for the cumulative effect of the change in accounting principles.

                       SERVICE CORPORATION INTERNATIONAL

             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
                      THREE YEARS ENDED DECEMBER 31, 1993

                                   LONG-TERM
                                    BALANCE      CURRENT                                 LONG-TERM     CURRENT
                                      AT        BALANCE AT                                BALANCE      BALANCE
                                   BEGINNING    BEGINNING                  COLLECTED      AT END       AT END
                                   OF PERIOD    OF PERIOD     ADDITIONS    DEDUCTIONS    OF PERIOD    OF PERIOD
                                   ---------    ----------    ---------    ----------    ---------    ---------
                                                                   (THOUSANDS)
Year ended December 31, 1993:
  R. L. Waltrip(1)...............   $    --       $   --       $ 1,700       $   --       $ 1,700      $    --
  W. B. Waltrip(1)...............        --           --           600           --           600           --
  D. J. Anderson(6)..............       596            3            --          251           344            4
  L. C. Bolton(6)................        --           --           117            1           111            5
  J. A. Brandenburg(6)...........       133            1            --            1           132            1
  A. J. Brown(6).................       151            1            --            1           150            1
  G. L. Cauthen(6)...............       210            5            --            9           196           10
  G. R. Champagne(6)(7)..........       270            3            --          168            --          105
  R. A. Chesler(6)...............       141            1            --            6           130            6
  A. L. Coelho(6)................       652           --           220            6           858            8
  D. M. Dettling(6)..............       118            3            --            5           110            6
  L. J. Dyer(6)..................       127            1            --            1           126            1
  V. M. Evans(6).................       224            2            --          226            --           --
  J. D. Garrison(6)..............       154            1            10            2           161            2
  J. A. Gordon(6)................       160           --           147            1           302            4
  R. S. Gregory(6)...............       191            1            --            5           182            5
  K. R. Griffith(6)..............       240            3            --          243            --           --
  G. K. Guinn(4).................       382          235            --          235           378            4
  W. M. Hamilton(6)..............        --           --           182           --            --          182
  L. W. Heiligbrodt(6)(1)........       475            2         1,119            4         1,587            5
  S. K. Kennedy(6)...............       196            2            --          198            --           --
  L. A. Kirkpatrick(6)...........       138            3           325          143           319            4
  W. T. McRae(6).................       120            2            --            3           116            3
  J. W. Morrow(6)(1).............       394           20           525          414           525           --
  R. E. Morrow(6)................       172            1            --            2           157           14
  H. M. Nelly(6)(7)..............       228            5            --            6           117          110
  E. K. Payne(3).................        --           99            --           --            --           99
  E. E. Poynter(6)...............        --           --           173            1           170            2
  G. A. Pullins(8)...............        --          250            --           --            --          250
  S. W. Rizzo(6)(1)..............       637            6           625          644           620            4
  J. D. Rottman(6)...............       253            2            --            2           251            2
  R. T. Sells(6).................       268            5            --           11           251           11
  M. J. Shipley(6)...............       146           --            --            1           144            1
  J. E. Stieneker(6).............       437            3            45          140           341            4
  J. L. Stoner(6)................       248            1            --           10           229           10
  W. H. Truscott(6)..............       175            1            --            2           172            2
  M. R. Webb(6)..................       220            2            --            2           218            2
  M. K. Wick(6)..................       149            1            --          150            --           --
  A. W. Yerty(6).................       248            1            --           10           228           11

                       SERVICE CORPORATION INTERNATIONAL

                                   LONG-TERM
                                    BALANCE      CURRENT                                 LONG-TERM     CURRENT
                                      AT        BALANCE AT                                BALANCE      BALANCE
                                   BEGINNING    BEGINNING                  COLLECTED      AT END       AT END
                                   OF PERIOD    OF PERIOD     ADDITIONS    DEDUCTIONS    OF PERIOD    OF PERIOD
                                   ---------    ----------    ---------    ----------    ---------    ---------
                                                                   (THOUSANDS)
Year ended December 31, 1992:
  R. L. Waltrip(2)...............   $    --       $1,500       $    --       $1,500       $    --      $    --
  E. K. Payne(3).................        --          157            --           58            --           99
  G. K. Guinn(4).................       386          235            --            4           382          235
  D. J. Anderson(6)..............       248            1           353            3           596            3
  J. A. Brandenburg(6)...........       134            1            --            1           133            1
  A. J. Brown(6).................       152            1            --            1           151            1
  G. L. Cauthen(6)...............        --           --           220            5           210            5
  G. R. Champagne(6)(7)..........       169            3           105            4           270            3
  R. A. Chesler(6)...............        --           --           143            1           141            1
  A. L. Coelho(6)................        --           --           652           --           652           --
  D. M. Dettling(6)..............        97            1            26            3           118            3
  L. J. Dyer(6)..................       128            1            --            1           127            1
  V. M. Evans(6).................       227            1            --            2           224            2
  J. D. Garrison(6)..............       139            1           155          140           154            1
  J. A. Gordon(6)................        --           --           160           --           160           --
  R. S. Gregory(6)...............        --           --           193            1           191            1
  K. R. Griffith(6)..............       244            2            --            3           240            3
  L. W. Heiligbrodt(6)...........        97            1           479          100           475            2
  S. K. Kennedy(6)...............       199            1            --            2           196            2
  L. A. Kirkpatrick(6)...........       143            1            --            3           138            3
  B. G. Leo(6)...................       154            1            --          155            --           --
  W. T. McRae(6).................        --           --           124            2           120            2
  J. W. Morrow(6)................       419           15            --           20           394           20
  R. E. Morrow(6)................        --           --           174            1           172            1
  H. M. Nelly(6)(7)..............       129            5           105            6           228            5
  S. W. Rizzo(6).................       644            5            --            6           637            6
  J. D. Rottman(6)...............       256            1            --            2           253            2
  R. T. Sells(6).................       277            1            --            5           268            5
  M. J. Shipley(6)...............        --           --           146           --           146           --
  J. E. Stieneker(6).............       441            2            --            3           437            3
  J. L. Stoner(6)................        --           --           250            1           248            1
  W. H. Truscott(6)..............       176            1            --            1           175            1
  M. R. Webb(6)..................       223            1            --            2           220            2
  M. K. Wick(6)..................       150            1            --            1           149            1
  A. W. Yerty(6).................        --           --           250            1           248            1
  G. A. Pullins(8)...............        --           --           250           --            --          250

                       SERVICE CORPORATION INTERNATIONAL

                                   LONG-TERM
                                    BALANCE      CURRENT                                 LONG-TERM     CURRENT
                                      AT        BALANCE AT                                BALANCE      BALANCE
                                   BEGINNING    BEGINNING                  COLLECTED      AT END       AT END
                                   OF PERIOD    OF PERIOD     ADDITIONS    DEDUCTIONS    OF PERIOD    OF PERIOD
                                   ---------    ----------    ---------    ----------    ---------    ---------
                                                                   (THOUSANDS)
Year ended December 31, 1991:
  B. D. Hunter(9)................   $ 5,000       $3,700       $    --       $8,700       $    --      $    --
  R. L. Waltrip(2)...............        --          545         1,955        1,000            --        1,500
  E. K. Payne(3).................        --          237            20          100            --          157
  G. K. Guinn(4).................        --          231           390           --           386          235
  W. E. Mercer(5)................       800          200            --        1,000            --           --
  D. J. Anderson(6)..............        --           --           250            1           248            1
  J. A. Brandenburg(6)...........       135            1            --            1           134            1
  A. J. Brown(6).................       133            1           153          134           152            1
  G. R. Champagne(6).............       173            3            --            4           169            3
  D. M. Dettling(6)..............        98            1            --            1            97            1
  L. J. Dyer(6)..................       129            1            --            1           128            1
  V. M. Evans(6).................        --           --           229            1           227            1
  J. D. Garrison(6)..............        --           --           140           --           139            1
  K. R. Griffith(6)..............       246            2            --            2           244            2
  L. W. Heiligbrodt(6)...........        98            1            --            1            97            1
  S. K. Kennedy(6)...............        --           --           200           --           199            1
  L. A. Kirkpatrick(6)...........       145            1            --            2           143            1
  B. G. Leo(6)...................       156            1            --            2           154            1
  W. C. McNamara(6)..............       148            2            --          150            --           --
  J. W. Morrow(6)................       434           15            --           15           419           15
  H. M. Nelly(6).................       134            5            --            5           129            5
  S. W. Rizzo(6).................        --           --           650            1           644            5
  J. D. Rottman(6)...............       258            1            --            2           256            1
  R. T. Sells(6).................        --           --           279            1           277            1
  J. E. Stieneker(6).............        --           --           445            2           441            2
  W. H. Truscott(6)..............        --           --           178            1           176            1
  M. R. Webb(6)..................        --           --           224           --           223            1
  M. K. Wick(6)..................       151            1            --            1           150            1

- ---------------

 (1) On August 10, 1993, the Company loaned: R. L. Waltrip, Chairman of the Board and Chief Executive Officer of the Company, $1,700,000; L. W. Heiligbrodt, President and Chief Operating Officer of the Company, $1,000,000; W. B. Waltrip, Executive Vice President/Operations of the Company, $600,000; S. W. Rizzo, Executive Vice President, Chief Financial Officer/Treasurer of the Company, $525,000; and J. W. Morrow, Jr., Executive Vice President/Corporate Development, $525,000. Such loans were made to enable such officers to pay the estimated federal income taxes resulting from their receipt of Company stock on August 10, 1993 pursuant to a grant of restricted stock under the Company's Amended 1987 Stock Plan. Each of the loans is due August 10, 2003, bears interest at 6.5% per annum and is supported by the restricted stock. In the event that the fair market value of all restricted stock held by an officer is less than his outstanding loan balance as of any loan anniversary date, the officer will be obligated to provide acceptable collateral for the difference between such loan balance and such fair market value.

 (2) Provident had provided a line of credit of $2,500,000 to R. L. Waltrip for personal use. The line of credit matured, and the outstanding balance was repaid by Waltrip in 1992.

                       SERVICE CORPORATION INTERNATIONAL

 (3) Provident has provided secured loans to E. K. Payne, former Senior Vice President of the Company, in connection with the exercise of Company stock options, the purchase of a home and personal use. The loans provide for interest at the prime rate (6% at December 31, 1993) and are collateralized by shares of Company common stock. The stock option loan matures in November 1994. The home and personal use loan was repaid in 1992.

 (4) Provident has provided secured loans to G. K. Guinn, former Senior Vice President and Treasurer of the Company, to finance the exercise of Company stock options and for the purchase of a home. The loans are collateralized by the stock purchased and a deed of trust on the home, and bear interest at the prime rate and 7.55%, respectively. The stock option loan matured and was repaid in 1993 and the home loan matures in 2021.

 (5) In December 1989, the Company sold its trust subsidiary, Southwest Guaranty Trust Company and its investment services department to W. E. Mercer for $1,000,000. Mercer is a former director and Executive Vice President Finance and Administration of the Company. Mercer executed a promissory note in payment of the purchase price of $1,000,000 with interest at 10% payable quarterly. During 1991, Mercer repaid the balance of the note.

 (6) Provident offers employees and directors of the Company mortgage loans. These loans have been issued at fixed rates ranging from 6.5% to 9.6%, which are comparable to current market rates. These loans mature 15 to 30 years from date of issuance and are collateralized by a deed of trust on the real estate and for one individual, Company stock and other publicly traded securities.

 (7) In addition to mortgage loans discussed in note 6 above, Provident has provided secured loans to finance the exercise of Company stock options to the individuals noted. These loans are collateralized by the stock purchased, bear interest at the prime rate and mature in 1994.

 (8) Provident has provided financing to G. A. Pullins, Senior Vice President / Corporate Development of the Company, to finance the purchase of a home. The loan is collateralized by Company stock, bears interest at the prime rate and matures in 1994.

 (9) B. D. Hunter is a director of the Company and former Chairman of AMEDCO Inc. (AMEDCO) which was acquired by the Company on September 26, 1986. In connection with the Company's purchase of AMEDCO certain operations of AMEDCO were purchased by a company controlled by Hunter immediately before the acquisition of AMEDCO by the Company. Part of the consideration paid by the Hunter controlled company to AMEDCO were promissory notes of $8,000,000 and $5,000,000. During 1990, Hunter repaid $4,300,000 of the $8,000,000 promissory note. During 1991, Hunter repaid the remaining balances of the two notes.

(10) In its normal course of business, primarily through Provident, the Company has made loans to certain entities in which the Company has equity investments. These loans had a balance of $25,548,000 at December 31, 1993. All of these loans carry interest rates ranging from a defined savings rate plus 2% (5.22% at December 31, 1993) up to 12% and mature in 1994 through 2000. These loans are collateralized by combinations of common stock of the debtor entities, deeds of trust on the debtors' real estate and certain other collateral.

                       SERVICE CORPORATION INTERNATIONAL

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1993

                                        BALANCE AT    CHARGED TO    CHARGED TO                       BALANCE
                                        BEGINNING     COSTS AND        OTHER                         AT END
             DESCRIPTION                OF PERIOD      EXPENSES     ACCOUNTS(2)    DEDUCTIONS(1)    OF PERIOD
             -----------                ----------    ----------    -----------    -------------    ---------
                                                                    (THOUSANDS)
Current --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 1993....     $7,778        $9,983(3)      $1,725         $(4,700)        $14,786
     Year ended December 31, 1992....      5,143         4,456          2,815          (4,636)          7,778
     Year ended December 31, 1991....      3,345         3,203          2,344          (3,749)          5,143
Due After One Year --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 1993....     $5,001        $6,858(3)      $3,935         $(1,740)        $14,054
     Year ended December 31, 1992....      8,764           191            660          (4,614)          5,001
     Year ended December 31, 1991....      2,877            79          6,172            (364)          8,764

- ---------------

(1) Uncollected receivables written off, net of recoveries

(2) Primarily acquisitions and dispositions of operations

(3) Includes the cumulative effect of changing accounting principles effective January 1, 1993.

                       SERVICE CORPORATION INTERNATIONAL

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      THREE YEARS ENDED DECEMBER 31, 1993

                                                                 1993        1992        1991
                                                                -------     -------     -------
                                                                          (THOUSANDS)
Maintenance and repairs.......................................  $19,750     $17,561     $14,731
                                                                -------     -------     -------
                                                                -------     -------     -------
Depreciation and amortization:
  Property, plant and equipment...............................  $26,757     $24,497     $21,139
  Deferred charges............................................   21,118      13,271       9,066
  Names and reputations.......................................   10,339       9,601       4,785
                                                                -------     -------     -------
                                                                $58,214     $47,369     $34,990
                                                                -------     -------     -------
                                                                -------     -------     -------
Taxes:
  Property....................................................  $12,833     $12,711     $10,483
  Payroll.....................................................   21,041      17,766      14,808
  Other.......................................................    1,703       1,850       2,730
                                                                -------     -------     -------
                                                                $35,577     $32,327     $28,021
                                                                -------     -------     -------
                                                                -------     -------     -------
Advertising...................................................  $13,044     $ 9,260     $ 7,519
                                                                -------     -------     -------
                                                                -------     -------     -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Ernst & Young, Certified Public Accountants ("E&Y"), served as the independent accountants for the Company for the fiscal year ended December 31, 1992. E&Y was dismissed as the independent accounting firm for the Company effective March 25, 1993, with Coopers & Lybrand, Certified Public Accountants ("Coopers"), having been so engaged as of that date. The decision to change the independent accounting firm for the Company was recommended by management and by the Audit Committee of the Board of Directors of the Company and was approved by the Board of Directors.

     The report of E&Y dated February 8, 1993 on the consolidated financial statements of the Company as of December 31, 1992 and 1991 and for the three years in the period ended December 31, 1992 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle. Similarly, the report of Coopers dated February 8, 1994 on the consolidated financial statements of the Company as of December 31, 1993 and for the year then ended contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle.

     From time to time during the several years preceding January 1, 1993, meetings were held between members of senior management of the Company and local and national office partners of E&Y regarding potential accounting policies for reporting pre-need funeral and cemetery sales. As previously reported by the Company in, among other places, its Form 8-K dated March 31, 1993, the Company and E&Y did not reach agreement on any new method of accounting for such sales. In the Company's opinion, such meetings did not result in a "disagreement" between it and E&Y within the meaning of the rules promulgated by the Securities and Exchange Commission (the "SEC"). Thus, as previously reported by the Company in, among other places, such Form 8-K, while there was a failure to reach agreement, in the Company's opinion, during the two years ended December 31, 1992, there was no reportable "disagreement" between the Company and E&Y regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject of the disagreement in connection with its report.

     As also previously reported by the Company in, among other places, an amendment, dated April 6, 1993, to the Company's Form 8-K, dated March 31, 1993, E&Y, however, has stated that it believes that a reportable "disagreement" occurred between it and the Company. Accordingly, at the request of E&Y, the Company included the following (references to E&Y and the Company have been conformed to the usage in this Form 10-K) in its proxy statement dated April 12, 1993 for the last annual meeting of stockholders.

          "On several occasions over the years, the Company has proposed that its accounting policy for pre-need funeral services be changed to a method whereby revenue would be recognized at the date a pre-need funeral contract is signed, accompanied by appropriate provision for the estimated cost of providing such services. E&Y's consistent position has been that the Company's proposed accounting policy would not be acceptable under generally accepted accounting principles.

          "At a meeting on April 1, 1992 held to discuss this issue, a reportable disagreement occurred in that Company management stated that if E&Y would not support the Company's proposed accounting they would find another firm that would. This disagreement was communicated to the Company's Audit Committee at its August 13, 1992 meeting.

          "Moreover, on February 19, 1993 (after completion of the 1992 audit), Company management presented the accounting proposal set forth in a December 28, 1992 'Invitation to Comment' prepared by Patrick B. Collins, CPA, and asked E&Y to support this proposed accounting method. That 'Invitation to Comment' advocates recognition of revenue for pre-need funeral services at the time of sale rather than when the services are performed, and solicits comments from interested parties concerning this and other matters. On February 26, 1993 and again on March 2, 1993, E&Y informed Company management that it would be unable to support the proposal presented in the 'Invitation to Comment.'

          "On March 16, 1993, management informed E&Y that the Company was no longer pursuing the accounting method advocated in the 'Invitation to Comment' but rather was considering a modified approach. E&Y informed management that at least one element of the modified approach -- amortization of a portion of deferred revenue that would be associated with the fixed cost of maintaining funeral homes -- was, in E&Y's view, not acceptable under generally accepted accounting principles."

The modified approach referred to above by E&Y is also referred to in the next to last paragraph of this Item 9, except that at the time of its discussion with Coopers the element E&Y noted as being objectionable was no longer being considered.

     As indicated above, E&Y's position was also disclosed in an amendment dated April 6, 1993 to a Form 8-K dated March 31, 1993 filed by the Company. Following such disclosure, the Company filed a second amendment to such Form 8-K, in which the Company set forth its belief that the references to "disagreements" by E&Y, as well as other matters, were factually inaccurate. Further, the Company disputes that a reportable "disagreement" was communicated by E&Y to the Audit Committee on August 13, 1992. In response to the second amendment to such Form 8-K, E&Y responded (which response was included in a third amendment) that there was nothing in the second amendment of which E&Y was unaware at the time it stated its position disclosed in the April 6, 1993 amendment.

     The staff of the SEC is conducting an informal private investigation relating to the change in the Company's independent accountants, and the Company's Form 8-K dated March 31, 1993, as amended in April 1993, reporting such change, as well as the Company's current accounting and reporting of pre-need sales. The staff has advised the Company that the investigation should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security. The investigation is continuing.

     On March 25, 1993, the Company's Board of Directors approved the recommendation of management and the Audit Committee that Coopers be engaged as the Company's new independent accountants. During the two fiscal years ended December 31, 1992 and the interim period of 1993, Coopers was not consulted by the Company on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company. During the interim period of 1993, as part of the proposal process, Coopers indicated its general agreement with the Company's desire to modify its accounting policies for pre-need funeral and cemetery sales so that such policies more accurately reflect the economics of these sales. In this connection, the Company expressed to Coopers its desire to improve the financial reporting for pre-need funeral sales by including in the balance sheet, as a long term asset and corresponding deferred revenue, all pre-need funeral contracts whether funded by insurance or trust funds. Revenue from funeral services would be recognized when the services are performed, which is consistent with the Company's then and current policy. The Company also discussed with Coopers deferring funeral trust earnings until the service is performed. Under the Company's prior policy, these trust earnings were recognized in current income. Additionally, the Company expressed its views that accounting for pre-need cemetery sales using the accounting principles prescribed for sales of real estate may not be the most appropriate method of accounting. Coopers orally expressed their general agreement with these concepts but were not asked to and did not express an opinion on any specific transaction or accounting change, either orally or in writing.

     The accounting principles adopted by the Company in 1993 for reporting pre-need funeral and cemetery sales are set forth, among other places, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 filed with the SEC. Coopers has issued a preferability letter with respect to such principles. A copy of such letter is filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1993. As indicated above, Coopers has issued an unqualified opinion with respect to the Company's consolidated financial statements as at and for the period ended December 31, 1993.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act",
(ii) with respect to Items 11 and 13 under the captions "Cash Compensation", "Stock Options", "Retirement Plans", "Executive Employment Agreements", "Other Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders." The information as specified in the preceding sentence is incorporated herein by reference. Notwithstanding anything set forth in this Form 10-K, the information under the caption "Compensation Committee Report on Executive Compensation" and under the captions "Overview of Executive Compensation" and "Performance Graphs" in such Proxy Statement are not incorporated by reference into this Form 10-K.

     The Information regarding the Company's executive officers called for by
Item 401 of Regulation S-K has been included in PART I of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)-(2) Financial Statements and Schedules:

          The financial statements and schedules are listed in the accompanying Index to Financial Statements and Related Schedules at page 14 of this report.

        (3) Exhibits:

          The exhibits listed on the accompanying Exhibit Index at pages 50-52 are filed as part of this report.

     (b) Reports on Form 8-K:

          During the quarter ended December 31, 1993, the Company filed a Form 8-K dated December 21, 1993 reporting under "Item 7. Financial Statements and Exhibits" certain exhibits being filed concerning an amendment to the Company's Employee Stock Purchase Plan.

     (c) Included in (a) above.

     (d) Included in (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SERVICE CORPORATION INTERNATIONAL

Dated: March 30, 1994                       By:       JAMES M. SHELGER
                                                     (James M. Shelger,
                                               Senior Vice President, General
                                                   Counsel and Secretary)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                    SIGNATURE                                     TITLE                       DATE
- -------------------------------------------------   ---------------------------------    ---------------
                  R. L. WALTRIP*                    Chairman of the Board and Chief
                 (R. L. Waltrip)                      Executive Officer

                 SAMUEL W. RIZZO                    Executive Vice President and
                (Samuel W. Rizzo)                     Chief Financial
                                                      Officer/Treasurer (Principal
                                                      Financial Officer) and Director

               VINCENT L. VISOSKY                   Vice President Finance (Principal
              (Vincent L. Visosky)                    Accounting Officer)
               ANTHONY L. COELHO*
              (Anthony L. Coelho)
               DOUGLAS M. CONWAY*
              (Douglas M. Conway)
               JACK FINKELSTEIN*
              (Jack Finkelstein)
               A. J. FOYT, JR.*
              (A. J. Foyt, Jr.)
             JAMES J. GAVIN, JR.*

                                                                                         March 30, 1994
             (James J. Gavin, Jr.)
                JAMES H. GREER*
               (James H. Greer)
            L. WILLIAM HEILIGBRODT*

                                                    Directors

           (L. William Heiligbrodt)
                B. D. HUNTER*
               (B. D. Hunter)
             JOHN W. MECOM, JR.*
            (John W. Mecom, Jr.)
           CLIFTON H. MORRIS, JR.*
          (Clifton H. Morris, Jr.)
            E. H. THORNTON, JR.*
           (E. H. Thornton, Jr.)
             W. BLAIR WALTRIP*
            (W. Blair Waltrip)
            EDWARD E. WILLIAMS*
           (Edward E. Williams)

      *By    JAMES M. SHELGER
     (James M. Shelger, as Attorney-In-Fact
       for each of the Persons indicated)

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

    EXHIBIT NO.                                    DESCRIPTION
    -----------                                    -----------
          3.1        -- Restated Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-50721 on
                        Form S-1).
          3.2        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit (4)(i)l to Form 10-Q for the fiscal quarter ended July 31, 1982).
          3.3        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended July 31, 1983).
          3.4        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 4.7 to Registration Statement
                        No. 33-8727 on Form S-3).
          3.5        -- Articles of Amendment to Restated Articles of Incorporation, dated
                        September 11, 1987. (Incorporated by reference to Exhibit 4.1 to
                        Amendment No. 3 to Registration Statement No. 33-16678 on Form S-4).
          3.6        -- Statement of Resolution Establishing Series of Shares of Series C
                        Junior Participating Preferred Stock, dated August 5, 1988.
                        (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended July 31, 1988).
          3.7        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 3.8 to Registration Statement
                        No. 33-47097 on Form S-4).
          3.8        -- Bylaws, as amended. (Incorporated by reference to Exhibit 3.7 to Form
                        10-K for the fiscal year ended December 31, 1991).
          4.1        -- Rights Agreement dated as of July 18, 1988 between the Company and
                        Texas Commerce Bank National Association. (Incorporated by reference to Exhibit 1 to Form 8-K dated July 18, 1988).
          4.2        -- Amendment, dated as of May 10, 1990, to the Rights Agreement, dated as of July 18, 1988, between the Company and Texas Commerce Bank
                        National Association. (Incorporated by reference to Exhibit 1 to Form
                        8-K dated May 10, 1990).
          4.3        -- Agreement Appointing a Successor Rights Agent under Rights Agreement, dated as of June 1, 1990, by the Company and Ameritrust Company
                        National Association. (Incorporated by reference to Exhibit 4.1 to
                        Form 10-Q for the fiscal quarter ended June 30, 1990).
          4.4        -- Undertaking to furnish instruments related to long-term debt.
         10.1        -- Retirement Plan For Non-Employee Directors. (Incorporated by
                        reference to Exhibit 10.1 to Form 10-K for the fiscal year ended
                        December 31, 1991).
         10.2        -- Supplemental Executive Retirement Plan, and form of Supplemental
                        Executive Retirement Plan Trust. (Incorporated by reference to
                        Exhibit 19.1 to Form 10-Q for the fiscal quarter ended March 31,
                        1989).
         10.3        -- First Amendment to the Supplemental Executive Retirement Plan; Second
                        Amendment to the Supplemental Executive Retirement Plan; and Third
                        Amendment to the Supplemental Executive Retirement Plan.
                        (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1991).
         10.4        -- Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended
                        December 31, 1992).

      EXHIBIT NO.                                    DESCRIPTION
      -----------                                    -----------
         10.5        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and R. L. Waltrip. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.6        -- Non-Competition Agreement and Amendment to Employment Agreement,
                        dated November 11, 1991, among the Company, R. L. Waltrip and Claire
                        Waltrip. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992).
         10.7        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and L. William Heiligbrodt. (Incorporated
                        by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 1993).
         10.8        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and Samuel W. Rizzo. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.9        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.10       -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and John W. Morrow, Jr. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.11       -- Form of Employment Agreement pertaining to officers (other than the officers referenced in the five preceding exhibits). (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.12       -- Salary Continuation Agreement dated April 1, 1991 between the Company and Robert L. Waltrip. (Incorporated by reference to Exhibit 10.17 to
                        Form 10-K for the fiscal year ended December 31, 1991).
         10.13       -- Forms of two Salary Continuation Agreements applicable to officers of the Company (other than the officer referenced in the preceding exhibit). (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1991).
         10.14       -- Executive Liability and Indemnification Policy of insurance.
                        (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1992).
         10.15       -- Form of 1986 Stock Option Plan. (Incorporated by reference to Exhibit
                        10.21 to Form 10-K for the fiscal year ended December 31, 1991).
         10.16       -- Amended 1987 Stock Plan. (Incorporated by reference to Appendix A to
                        Proxy Statement dated April 1, 1991).
         10.17       -- Service Corporation International (Canada) Limited Stock Option Plan.

      EXHIBIT NO.                                    DESCRIPTION
      -----------                                    -----------
         10.18       -- Agreement for Reorganization, dated August 15, 1989 among Morrow
                        Partners, Inc., J. W. Morrow Investment Company, John W. Morrow, Jr.,
                        Billy Dee Davis and the Company; Agreement-Not-To-Compete, dated
                        August 15, 1989, between John W. Morrow, Jr., Morrow Partners, Inc.
                        and the Company, and; Lease dated August 15, 1989, by John W. Morrow,
                        Jr. and Crawford-A. Crim Funeral Home, Inc. (Incorporated by
                        reference to Exhibit 10.27 to Form 10-K for the fiscal year ended
                        December 31, 1989).
         10.19       -- Stock Sale Agreement, dated November 13, 1992, among IFC-YP, Inc.,
                        Huntco Acquisitions Holding, Inc., Huntco Steel, Inc. and B. D.
                        Hunter, and; Promissory Note dated November 30, 1992 from Huntco
                        Acquisitions Holding, Inc. to
                        IFC-YP, Inc. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 1992).
         10.20       -- Casket Supply and Requirements Agreement, dated October 31, 1990, between York Acquisition Corp. and SCI Funeral Services, Inc., and;
                        First Amendment to Casket Supply and Requirements Agreement, dated
                        December 30, 1992. (Incorporated by reference to Exhibit 10.27 to
                        Form 10-K for the fiscal year ended December 31, 1992).
         10.21       -- Supplemental Executive Retirement Plan for Senior Officers (as
                        Amended and Restated Effective as of December 31, 1993).
         10.22       -- ISDA Master Agreement dated February 4, 1993; Amendment to the Master
                        Agreement dated August 12, 1993; Confirmation dated August 13, 1993;
                        Confirmation dated November 1, 1993 and Notice of Exercise; all of which are between Morgan Guaranty Trust Company of New York and the
                        Company.
         10.23       -- First Amendment to Amended 1987 Stock Plan
         11.1        -- Computation of Earnings Per Share.
         12.1        -- Ratio of Earnings to Fixed Charges.
         21.1        -- Subsidiaries of the Company.
         23.1        -- Consent of Independent Accountants (Coopers & Lybrand).
         23.2        -- Consent of Independent Auditors (Ernst & Young).
         24.1        -- Directors' Powers of Attorney.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.13, 10.15 through 10.17,
10.21 and 10.23.