Form 10-K/A
period 1993-12-31
SERVICE CORPORATION INTERNATIONAL
filed 1994-04-05
CIK 89089

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                   -----------------------------------------
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

        (3) Exhibits:


          The exhibits listed on the accompanying Exhibit Index at pages 3-5 of this amendment are filed as part of this report, as amended.


     (b) Reports on Form 8-K:

          During the quarter ended December 31, 1993, the Company filed a Form 8-K dated December 21, 1993 reporting under "Item 7. Financial Statements and Exhibits" certain exhibits being filed concerning an amendment to the Company's Employee Stock Purchase Plan.

     (c) Included in (a) above.

     (d) Included in (a) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SERVICE CORPORATION INTERNATIONAL


Dated: April 5, 1994                        By:       JAMES M. SHELGER

                                                     (James M. Shelger,
                                               Senior Vice President, General
                                                   Counsel and Secretary)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                    SIGNATURE                                     TITLE                       DATE
- -------------------------------------------------   ---------------------------------    ---------------
                 R. L. WALTRIP*                     Chairman of the Board and Chief
                (R. L. Waltrip)                       Executive Officer


                SAMUEL W. RIZZO*                    Executive Vice President and
               (Samuel W. Rizzo)                     Chief Financial
                                                     Officer/Treasurer (Principal
                                                      Financial Officer) and Director

               VINCENT L. VISOSKY                   Vice President Finance (Principal
              (Vincent L. Visosky)                    Accounting Officer)

               ANTHONY L. COELHO*
               (Anthony L. Coelho)

               DOUGLAS M. CONWAY*
               (Douglas M. Conway)

                JACK FINKELSTEIN*
               (Jack Finkelstein)

                A. J. FOYT, JR.*
                (A. J. Foyt, Jr.)
              JAMES J. GAVIN, JR.*
              (James J. Gavin, Jr.)

                 JAMES H. GREER*                                                         April 5, 1994
                (James H. Greer)

             L. WILLIAM HEILIGBRODT*
            (L. William Heiligbrodt)

                  B. D. HUNTER*                     Directors
                 (B. D. Hunter)

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

              E. H. THORNTON, JR.*
              (E. H. Thornton, Jr.)

                W. BLAIR WALTRIP*
               (W. Blair Waltrip)

               EDWARD E. WILLIAMS*
              (Edward E. Williams)

         *By            JAMES M. SHELGER
     (James M. Shelger, as Attorney-In-Fact
       for each of the Persons indicated)

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

    EXHIBIT NO.*                                   DESCRIPTION
    ------------                                   -----------
          3.1        -- Restated Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-50721 on
                        Form S-1).
          3.2        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit (4)(i)l to Form 10-Q for the fiscal quarter ended July 31, 1982).
          3.3        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended July 31, 1983).
          3.4        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 4.7 to Registration Statement
                        No. 33-8727 on Form S-3).
          3.5        -- Articles of Amendment to Restated Articles of Incorporation, dated
                        September 11, 1987. (Incorporated by reference to Exhibit 4.1 to
                        Amendment No. 3 to Registration Statement No. 33-16678 on Form S-4).
          3.6        -- Statement of Resolution Establishing Series of Shares of Series C
                        Junior Participating Preferred Stock, dated August 5, 1988.
                        (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended July 31, 1988).
          3.7        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 3.8 to Registration Statement
                        No. 33-47097 on Form S-4).
          3.8        -- Bylaws, as amended. (Incorporated by reference to Exhibit 3.7 to Form
                        10-K for the fiscal year ended December 31, 1991).
          4.1        -- Rights Agreement dated as of July 18, 1988 between the Company and
                        Texas Commerce Bank National Association. (Incorporated by reference to Exhibit 1 to Form 8-K dated July 18, 1988).
          4.2        -- Amendment, dated as of May 10, 1990, to the Rights Agreement, dated as of July 18, 1988, between the Company and Texas Commerce Bank
                        National Association. (Incorporated by reference to Exhibit 1 to Form
                        8-K dated May 10, 1990).
          4.3        -- Agreement Appointing a Successor Rights Agent under Rights Agreement, dated as of June 1, 1990, by the Company and Ameritrust Company
                        National Association. (Incorporated by reference to Exhibit 4.1 to
                        Form 10-Q for the fiscal quarter ended June 30, 1990).
          4.4        -- Undertaking to furnish instruments related to long-term debt.
         10.1        -- Retirement Plan For Non-Employee Directors. (Incorporated by
                        reference to Exhibit 10.1 to Form 10-K for the fiscal year ended
                        December 31, 1991).
         10.2        -- Supplemental Executive Retirement Plan, and form of Supplemental
                        Executive Retirement Plan Trust. (Incorporated by reference to
                        Exhibit 19.1 to Form 10-Q for the fiscal quarter ended March 31,
                        1989).
         10.3        -- First Amendment to the Supplemental Executive Retirement Plan; Second
                        Amendment to the Supplemental Executive Retirement Plan; and Third
                        Amendment to the Supplemental Executive Retirement Plan.
                        (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1991).
         10.4        -- Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended
                        December 31, 1992).

    EXHIBIT NO.*                                   DESCRIPTION
    ------------                                   -----------
         10.5        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and R. L. Waltrip. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.6        -- Non-Competition Agreement and Amendment to Employment Agreement,
                        dated November 11, 1991, among the Company, R. L. Waltrip and Claire
                        Waltrip. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992).
         10.7        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and L. William Heiligbrodt. (Incorporated
                        by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 1993).
         10.8        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and Samuel W. Rizzo. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.9        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.10       -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and John W. Morrow, Jr. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.11       -- Form of Employment Agreement pertaining to officers (other than the officers referenced in the five preceding exhibits). (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.12       -- Salary Continuation Agreement dated April 1, 1991 between the Company and Robert L. Waltrip. (Incorporated by reference to Exhibit 10.17 to
                        Form 10-K for the fiscal year ended December 31, 1991).
         10.13       -- Forms of two Salary Continuation Agreements applicable to officers of the Company (other than the officer referenced in the preceding exhibit). (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1991).
         10.14       -- Executive Liability and Indemnification Policy of insurance.
                        (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1992).
         10.15       -- Form of 1986 Stock Option Plan. (Incorporated by reference to Exhibit
                        10.21 to Form 10-K for the fiscal year ended December 31, 1991).
         10.16       -- Amended 1987 Stock Plan. (Incorporated by reference to Appendix A to
                        Proxy Statement dated April 1, 1991).
         10.17       -- Service Corporation International (Canada) Limited Stock Option Plan.

    EXHIBIT NO.*                                   DESCRIPTION
    ------------                                   -----------
         10.18       -- Agreement for Reorganization, dated August 15, 1989 among Morrow
                        Partners, Inc., J. W. Morrow Investment Company, John W. Morrow, Jr.,
                        Billy Dee Davis and the Company; Agreement-Not-To-Compete, dated
                        August 15, 1989, between John W. Morrow, Jr., Morrow Partners, Inc.
                        and the Company, and; Lease dated August 15, 1989, by John W. Morrow,
                        Jr. and Crawford-A. Crim Funeral Home, Inc. (Incorporated by
                        reference to Exhibit 10.27 to Form 10-K for the fiscal year ended
                        December 31, 1989).
         10.19       -- Stock Sale Agreement, dated November 13, 1992, among IFC-YP, Inc.,
                        Huntco Acquisitions Holding, Inc., Huntco Steel, Inc. and B. D.
                        Hunter, and; Promissory Note dated November 30, 1992 from Huntco
                        Acquisitions Holding, Inc. to
                        IFC-YP, Inc. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 1992).
         10.20       -- Casket Supply and Requirements Agreement, dated October 31, 1990, between York Acquisition Corp. and SCI Funeral Services, Inc., and;
                        First Amendment to Casket Supply and Requirements Agreement, dated
                        December 30, 1992. (Incorporated by reference to Exhibit 10.27 to
                        Form 10-K for the fiscal year ended December 31, 1992).
         10.21       -- Supplemental Executive Retirement Plan for Senior Officers (as
                        Amended and Restated Effective as of December 31, 1993).
         10.22       -- ISDA Master Agreement dated February 4, 1993; Amendment to the Master
                        Agreement dated August 12, 1993; Confirmation dated August 13, 1993;
                        Confirmation dated November 1, 1993 and Notice of Exercise; all of which are between Morgan Guaranty Trust Company of New York and the
                        Company.
         10.23       -- First Amendment to Amended 1987 Stock Plan
         11.1        -- Computation of Earnings Per Share.
         12.1        -- Ratio of Earnings to Fixed Charges.
         16.1        -- Letter from Ernst & Young dated April 1, 1994 containing its statement with respect to Item 9 of Form 10-K: Changes In and
                        Disagreements with Accountants on Accounting and Financial
                        Disclosure.
         21.1        -- Subsidiaries of the Company.
         23.1        -- Consent of Independent Accountants (Coopers & Lybrand).
         23.2        -- Consent of Independent Auditors (Ernst & Young).
         24.1        -- Directors' Powers of Attorney.
         24.2        -- Power of Attorney of Samuel W. Rizzo


- ---------------


* All Exhibits, other than Exhibits 16.1 and 24.2, have been previously filed with or incorporated by reference into this report, as amended. Exhibits 16.1 and 24.2 are filed with this amendment.



     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.13, 10.15 through 10.17,
10.21 and 10.23.