Form 10-Q
period 1994-03-31
SERVICE CORPORATION INTERNATIONAL
filed 1994-05-16
CIK 89089

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549





(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER 1-6402-1
                           ________________________

                       SERVICE CORPORATION INTERNATIONAL
               (Exact name of registrant as specified in charter)

              TEXAS                                       74-1488375
(State or other jurisdiction of                 (I. R.S. employer identification
  incorporation or organization)                            number)

   1929 ALLEN PARKWAY, HOUSTON, TEXAS                       77019
(Address of principal executive offices)                  (Zip code)

                                 (713) 522-5141
              (Registrant's telephone number, including area code)
                            _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.
YES    X             NO
     -----               -----

The number of shares outstanding of the registrant's common stock as of May 6, 1994, was 85,853,410 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL



                                     INDEX


Part I.  Financial Information                                             Page

         Consolidated Balance Sheet -
           March 31, 1994 (Unaudited) and December 31, 1993                   3


         Consolidated Statement of Income (Unaudited) -
           Three Months Ended March 31, 1994 and 1993                         4


         Consolidated Statement of Cash Flows (Unaudited) -
           Three Months Ended March 31, 1994 and 1993                         5


         Consolidated Statement of Stockholders' Equity (Unaudited) -
           Three Months Ended March 31, 1994                                  6


         Notes to the Consolidated Financial Statements (Unaudited)       7 - 9


         Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                      10 - 13




Part II. Other Information                                                   14


         Signature                                                           14

                       SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET


                                                                    MARCH 31,
                                                                      1994              DECEMBER 31,
(THOUSANDS)                                                        (UNAUDITED)             1993
- - ------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents ...................................... $   45,604           $   20,822
  Receivables, net of allowances .................................    221,256              236,786
  Inventories ....................................................     52,300               45,211
  Other ..........................................................     12,666                9,640
                                                                   ----------           ----------
     Total current assets ........................................    331,826              312,459
                                                                   ----------           ----------

Prearranged funeral contracts ....................................  1,241,731            1,244,866
Long-term receivables ............................................    536,252              500,062
Cemetery property, at cost .......................................    455,784              417,050
Property, plant and equipment, at cost (net) .....................    635,557              606,826
Deferred charges and other assets ................................    191,178              174,345
Names and reputations (net) ......................................    445,457              427,696
                                                                   ----------           ----------
                                                                   $3,837,785           $3,683,304
                                                                   ==========           ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ....................... $   95,955           $   96,881
  Income taxes ...................................................     23,000               18,695
  Current maturities of long-term debt ...........................     24,373               24,982
                                                                   ----------           ----------
     Total current liabilities ...................................    143,328              140,558
                                                                   ----------           ----------

Long-term debt ...................................................  1,099,052            1,062,222
Deferred income taxes ............................................    180,483              146,968
Other liabilities ................................................    194,983              185,636
Deferred prearranged funeral contract revenues ...................  1,304,849            1,263,407

Stockholders' equity:
  Common stock, $1 par value, 200,000,000 shares authorized,
     85,839,377 and 84,859,110 issued and outstanding ............     85,839               84,859
  Capital in excess of par value .................................    520,689              517,902
  Retained earnings ..............................................    313,680              284,879
  Foreign translation adjustment .................................     (5,118)              (3,127)
                                                                   ----------           ----------
     Total stockholders' equity ..................................    915,090              884,513
                                                                   ----------           ----------
                                                                   $3,837,785           $3,683,304
                                                                   ==========           ==========




(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    1994               1993
- - ------------------------------------------------------------------------------------------------------
Revenues ............................................................ $ 261,258          $ 224,371
Costs and expenses ..................................................  (171,716)          (152,900)
                                                                      ---------          ---------
Gross profit ........................................................    89,542             71,471

General and administrative expenses .................................   (13,501)            (9,890)
                                                                      ---------          ---------
Income from operations ..............................................    76,041             61,581

Interest expense ....................................................   (15,624)           (14,581)
Other income ........................................................     2,515                948
                                                                      ---------          ---------
Income before income taxes ..........................................    62,932             47,948

Provision for income taxes ..........................................   (25,487)           (18,700)
                                                                      ---------          ---------
Income before cumulative effect of change in
    accounting principles ...........................................    37,445             29,248

Cumulative effect of change in accounting principles
    (net of income tax) .............................................       -               (2,031)
                                                                      ---------          ---------
Net income .......................................................... $  37,445          $  27,217
                                                                      =========          =========

Earnings per share:
    Primary -
        Income before cumulative effect of change in
          accounting principles ..................................... $     .44          $     .37
        Cumulative effect of change in accounting
          principles (net of income tax) ............................       -                 (.03)
                                                                      ---------          ---------
        Net income                                                    $     .44          $     .34
                                                                      =========          =========

Fully diluted -
        Income before cumulative effect of change in
          accounting principles ..................................... $     .41          $     .34
        Cumulative effect of change in accounting
          principles (net of income tax) ............................       -                 (.02)
                                                                      ---------          ---------
        Net income .................................................. $     .41          $     .32
                                                                      =========          =========

Dividends per share ................................................. $    .105           $    .10
                                                                      =========          =========

Weighted average number of shares and equivalents ...................    85,785             79,930
                                                                      =========          =========





(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    1994               1993
- - ------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income .......................................................... $   37,445         $   27,217
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization .................................     14,233             12,024
      Provision for deferred income taxes ...........................      5,930              3,500
      (Gain) loss from dispositions (net) ...........................       (584)                64
      Cumulative effect of change in accounting principles ..........         -               2,031
      Change in assets and liabilities net of effects from
       acquisitions:
        (Increase) decrease in receivables ..........................    (10,195)             2,581
        Change in prearranged funeral contracts and associated
         deferred revenues ..........................................     33,475                (48)
        (Increase) decrease in other  assets ........................     (9,143)             3,110
        Increase in other liabilities ...............................     21,298              2,055
        Other .......................................................     (3,752)            (1,003)
                                                                      ----------         ----------
Net cash provided by operating activities ...........................     88,707             51,531
                                                                      ----------         ----------


Cash flows from investing activities:
     Capital expenditures ...........................................    (18,091)           (14,353)
     Proceeds from sales of property, plant and equipment ...........      5,618              6,482
     Acquisitions ...................................................    (56,306)           (37,020)
     Loans issued ...................................................    (10,856)           (19,257)
     Principal payments received on loans ...........................      9,821              6,347
     Change in investments and other ................................    (10,528)             2,993
                                                                      ----------         ----------
Net cash (used in) investing activities .............................    (80,342)           (54,808)
                                                                      ----------         ----------

Cash flows from financing activities:
     Borrowings (payments) under lines of credit and
      commercial paper ..............................................     32,603           (124,000)
     Subordinated debentures issued .................................        -              150,000
     Payments of debt ...............................................     (7,583)            (6,600)
     Retirement of common stock .....................................       (805)               -
     Dividends paid .................................................     (8,913)            (7,725)

     Exercise of stock options and other ............................      1,115              2,155
                                                                      ----------         ----------
Net cash provided by  financing activities  .........................     16,417             13,830
                                                                      ----------         ----------
Net increase  in cash and cash equivalents ..........................     24,782             10,553

Cash and cash equivalents at beginning of year ......................     20,822             31,253
                                                                      ----------         ----------
Cash and cash equivalents at March 31, 1994 and 1993 ................ $   45,604         $   41,806
                                                                      ==========         ==========
Cash used for:
     Interest ....................................................... $   12,481         $   12,560
                                                                      ==========         ==========
     Taxes .......................................................... $    3,505         $    7,812
                                                                      ==========         ==========




(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                    CAPITAL IN                        FOREIGN
                                                     COMMON          EXCESS OF         RETAINED     TRANSLATION
(THOUSANDS)                                           STOCK          PAR VALUE         EARNINGS      ADJUSTMENT
- - -------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1993 .................... $   84,859       $  517,902      $   284,879       $  (3,127)
  Net income .....................................                                       37,445
  Common stock issued:
    Stock option exercises, restricted
     stock grants and other ......................         85            1,366
    Acquisitions .................................        888            1,295              370
 Debenture conversion ............................          7              126
 Dividends on common stock ($.105 per share) .....                                       (9,014)
 Foreign translation adjustment ..................                                                       (1,991)
                                                   ----------       ----------      -----------       ---------

Balance at March 31, 1994 ........................ $   85,839       $  520,689      $   313,680       $  (5,118)
                                                   ==========       ==========      ===========       =========


(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION
The consolidated financial statements for the three months ended March 31, 1994 and 1993 include the accounts of Service Corporation International and all majority-owned subsidiaries (The Company) and are unaudited but include all adjustments, consisting only of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

2.   CHANGE IN ACCOUNTING PRINCIPLES
On January 1, 1993 the Company changed its method of accounting for prearranged funeral sales contracts, trust earnings, sales of cemetery interment rights and other related products and services and cemetery perpetual care trust funds. These changes are more fully discussed in Note 2 in the Company's annual report filed on Form 10-K for the year ended December 31, 1993. The cumulative effect of these changes resulted in an after tax charge of $2,031,000 or $.03 per share in the first quarter of 1993.


3.   ACQUISITIONS
The Company has acquired certain funeral and cemetery operations during each three month period ended March 31, 1994 and 1993. The consideration for these acquisitions consisted of cash, common stock of the Company and issued or assumed debt. The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in names and reputations on the Consolidated Balance Sheet and will be amortized over a 40 year period. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

The effect of acquisitions on the Consolidated Balance Sheet was as follows:

                                                       Three Months Ended March 31,
(Thousands)                                            1994                   1993
- - --------------------------------------------------------------------------------------
Current assets ...................................  $     784             $  (3,013)
Prearranged funeral contracts ....................     18,356                14,963
Long-term receivables ............................      1,920                12,090
Cemetery property ................................     32,862                31,952
Property, plant and equipment ....................     26,709                 5,488
Deferred charges and other assets ................      6,490                (2,922)
Names and reputations ............................     21,467                 4,048
Current liabilities ..............................     (5,287)                9,615
Long-term debt ...................................    (10,763)               (1,592)
Other liabilities ................................    (15,045)              (12,479)
Deferred prearranged funeral contract revenues ...    (18,634)              (14,891)
Stockholders' equity .............................     (2,553)               (6,239)
                                                    ---------             ---------
     Cash used for acquisitions ..................  $  56,306             $  37,020
                                                    =========             =========


     The following represents the unaudited pro forma results of consolidated operations as if these acquisitions had occurred on January 1, 1993. This information does not purport to be indicative of results which may occur in the future.

                                                                Three Months Ended March 31,
(Thousands, except per share amounts)                           1994                   1993
- - -----------------------------------------------------------------------------------------------
Revenues ..................................................  $ 267,284              $ 256,824
Income before cumulative effect
     of change in accounting principles ...................  $  37,628              $  32,525
Net income ................................................  $  37,628              $  30,494
Primary earnings per share before cumulative
     effect of change in accounting principles ............  $     .44              $     .40
Primary earnings per share ................................  $     .44              $     .37



4.   DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES
Deferred prearranged funeral contract revenues include the contract amount of all price guaranteed prearranged funeral service contracts as well as the accrued trust earnings and increasing insurance benefits earned through the balance sheet date. The Company will continue to defer additional accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company will recognize the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral service revenues.

     The recognition of the March 31, 1994 balance in future funeral revenue is expected to occur in the following years based on actuarial assumptions as follows:

                                                         (Thousands)
                                                         -----------
           1994 (remaining nine months) ................ $    85,973
           1995 ........................................     107,091
           1996 ........................................      99,713
           1997 ........................................      92,541
           1998 ........................................      85,628
           1999 and through 2003 .......................     328,305
           2004 and thereafter .........................     505,598
                                                         -----------
                                                         $ 1,304,849


5.   DEBT
The Company's revolving credit loan agreement borrowings have been reduced by $230,000,000 since year end to $155,000,000 at March 31, 1994 with an average interest rate of 3.73%. The credit loan agreement was also used to support the selling of short-term commercial paper totaling $255,540,000 at March 31, 1994, with an average interest rate of 3.8%. The credit loan agreement borrowings and the commercial paper are classified as long-term since it is the Company's intent to renew or refinance with long- term borrowings.

     In March 1994, the Company issued $5,500,000 of 5% registered convertible debentures due in 2004. These debentures carry a conversion price of $34 and were used to partially fund acquisitions.

     The Company's Canadian subsidiary borrowed $5,057,000 United States dollars (USD) under its separate bank line of credit during the current quarter to fund the acquisition of Canadian funeral service operations.

     On August 31, 1993, the Company entered a currency swap agreement with a bank that hedged the borrowings for the Company's initial investment in its Australian subsidiary. As part of this agreement, the Company pays the bank a blended interest rate (6.28% at March 31, 1994) on $110,000,000 Australian dollars (AUD) and receives a floating interest rate (3.5% at March 31, 1994) on $73,590,000 USD. This agreement expires December 29, 2000.

     On December 31, 1993, effective February 1, 1994, the Company entered into an interest rate swap agreement with a bank having a notional amount of $150,000,000 USD. Under this agreement, the Company pays a floating interest rate (3.375% at March 31, 1994) on $150,000,000 and receives a 5.36% fixed interest rate on $150,000,000. This agreement terminates February 1, 1999 subject to an option, exercisable by the bank, to terminate on August 1, 1994.

     On February 17, 1994, effective March 1, 1994, the Company entered a currency swap agreement with a bank that hedged the borrowings for an additional Australian acquisition. Under this agreement, the Company pays the bank a fixed interest rate of 6.61% on $32,715,000 AUD and receives a variable interest rate (3.62% at March 31, 1994) on $23,414,000 USD. This agreement expires March 1, 1999.


6.   SUPPLEMENTAL INFORMATION - NON-CASH TRANSACTIONS

                                                                      Three Months Ended March 31,
(Thousands)                                                            1994                 1993
- - ----------------------------------------------------------------------------------------------------
     Common stock issued under restricted stock plans ...........   $    1,188        $    2,380
     Debenture conversion .......................................          -              97,164
     Cumulative effect of change in accounting principles .......          -               2,031



7.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the three months ended March 31, 1994 was 4.08. For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges, and plus fixed charges (excluding capitalized interest and preferred dividends). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, one-third of rental expense which the Company considers representative of the interest factor in the rentals and preferred dividends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       THREE MONTHS ENDED MARCH 31, 1994
                 COMPARED TO THREE MONTHS ENDED MARCH 31, 1993


OVERVIEW:
The majority of the Company's funeral homes and cemeteries are managed in groups called clusters. Clusters are primarily designated in metropolitan areas to take advantage of operational efficiencies, including the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. The Company has approximately 165 clusters which range in size from two operations to 53 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

   The cluster management approach recognizes that, as the Company adds operations to a geographic area that contains an existing Company presence, additional economies of scale through cost sharing will be achieved and the Company will also be in a better position to serve the population that resides within the area served by the cluster. Funeral service and cemetery operations primarily depend upon a long-term development of customer relationships and loyalty. Over time, these client families may relocate within a cluster area which may justify the relocation or addition of Company locations. The Company attempts to satisfy this need for convenient locations by either acquiring existing independent locations within the Company's cluster areas or constructing satellite funeral homes (sometimes on Company-owned cemeteries) while still maintaining the sharing of certain expenses within that cluster of operations.

RESULTS OF OPERATIONS:
Segment information for the Company's three lines of business are as follows:

                                              Three Months Ended March 31,                        Percentage
(Thousands)                                    1994                  1993              Increase    Increase
- - ------------------------------------------------------------------------------------------------------------
   Revenues:
      Funeral............................   $ 177,357             $ 153,812            $ 23,545     15.3%
      Cemetery...........................      79,383                67,020              12,363     18.4
      Financial services.................       4,518                 3,539                 979     27.7
                                            ---------             ---------            --------
                                              261,258               224,371              36,887     16.4
                                            ---------             ---------            --------
   Costs and expenses:
      Funeral............................     116,983               103,446              13,537     13.1
      Cemetery...........................      52,497                47,601               4,896     10.3
      Financial services.................       2,236                 1,853                 383     20.7
                                            ---------             ---------            --------
                                              171,716               152,900              18,816     12.3
                                            ---------             ---------            --------
   Gross profit and margin percentage:
      Funeral............................      60,374   34.0%        50,366   32.7%      10,008     19.9
      Cemetery...........................      26,886   33.9         19,419   29.0        7,467     38.5
      Financial services.................       2,282   50.5          1,686   47.6          596     35.3
                                            ---------             ---------            --------
                                            $  89,542   34.3%        71,471   31.9%    $ 18,071     25.3%
                                            =========             =========            ========

Funeral
Funeral revenues were generated as follows:


                                                   Three Months Ended
                                                        March 31,              Increase/        Percentage
(Thousands)                                       1994            1993         (Decrease)        Increase
- - ------------------------------------------------------------------------------------------------------------
      Existing clusters                       $   160,995    $   144,664      $  16,331           11.3%
      New clusters*                                 8,814            619          8,195
                                              -----------    -----------      ---------
         Total clusters                           169,809        145,283         24,526           16.9%
      Non-cluster and disposed operations           7,548          8,529           (981)
                                              -----------    -----------      ---------
         Total funeral revenues               $   177,357    $   153,812      $  23,545           15.3%
                                              ===========    ===========      =========



   The $16,331,000 increase in revenues at existing clusters was the result of 2,857 or 6.7% more funeral services performed and a $146 or 4.3 % higher average sales price. Included in this increase was $9,782,000 in revenues from locations acquired after December 31, 1992. The winter months typically result in increased numbers of funeral services performed. Overall, funeral services performed are expected to grow slowly for the near future indicative of past mortality rates and it is expected that the Company's revenue growth will primarily be generated from acquired operations (added to existing clusters and the creation of new clusters) as well as higher average sales prices.

   During the three months ended March 31, 1994, the Company sold $47,751,000 of prearranged funeral services compared to $35,029,000 for the same period in 1993. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. An increased emphasis on sales of prearranged funerals is expected to continue.


   Funeral costs were incurred as follows:


                                                   Three Months Ended
                                                        March 31,              Increase/        Percentage
(Thousands)                                       1994            1993         (Decrease)        Increase
- - ------------------------------------------------------------------------------------------------------------
      Existing clusters ..................... $  97,540      $  90,520        $   7,020            7.8%
      New clusters* .........................     6,930            400            6,530
                                              ---------      ---------        ---------
         Total clusters .....................   104,470         90,920           13,550           14.9%
      Non-cluster and disposed operations ...     5,294          6,319           (1,025)
      Administrative overhead ...............     7,219          6,207            1,012
                                              ---------      ---------        ---------
         Total funeral costs ................ $ 116,983      $ 103,446        $  13,537           13.1%
                                              =========      =========        =========



   Total funeral gross profit margin increased to 34.0% compared to 32.7% recorded last year. This gross profit margin improvement was achieved despite the large number of acquisitions, added to both existing and new clusters, which have occurred since the beginning of 1993. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than the Company's existing locations. Acquisitions accounted for $7,355,000 of the existing cluster cost increase. The improved gross profit margin for existing clusters reflects the increased revenues discussed above, as well as, a slight decline in costs at other funeral homes included in existing clusters. Administrative overhead costs related to funeral operations remained at approximately 4.0% of revenues in both periods.



- - -----------------------------------
   *Represents new geographic areas entered into after December 31, 1992 for the period that those businesses were owned by the Company.

Cemetery
Cemetery revenues were generated as follows:

                                                                            Three Months Ended
                                                                                 March 31,                          Percentage
(Thousands)                                                                 1994           1993      Increase        Increase
- - ------------------------------------------------------------------------------------------------------------------------------
      Existing clusters........................................         $    73,045    $   63,642    $   9,403           14.8%
      New clusters*............................................               2,955          -           2,955
                                                                        -----------    ----------    ---------
         Total clusters........................................              76,000        63,642       12,358           19.4%
      Non-cluster and disposed operations......................               3,383         3,378            5
                                                                        -----------    ----------    ---------
         Total cemetery revenues...............................         $    79,383    $   67,020    $  12,363           18.4%
                                                                        ===========    ==========    =========

   Revenues for the existing clusters increased primarily due to increased preneed sales of merchandise and services and additional earnings from cemetery perpetual care and merchandise and services trust funds. Included in the existing cluster increase was $4,750,000 in increased revenues from cemeteries acquired after December 31, 1992.


   Cemetery costs were incurred as follows:

                                                                            Three Months Ended
                                                                                 March 31,            Increase/     Percentage
(Thousands)                                                                 1994          1993       (Decrease)      Increase
- - ------------------------------------------------------------------------------------------------------------------------------
      Existing clusters........................................         $    44,371    $   41,623    $   2,748            6.6%
      New clusters*............................................               1,643          -           1,643
                                                                        -----------    ----------    ---------
         Total clusters........................................              46,014        41,623        4,391           10.5%
      Non-cluster and disposed operations......................               1,868         2,507         (639)
      Administrative overhead..................................               4,615         3,471        1,144
                                                                        -----------    ----------    ---------
         Total cemetery costs..................................         $    52,497    $   47,601    $   4,896           10.3%
                                                                        ===========    ==========    =========

   Costs at existing clusters increased $2,748,000 due to an increase of $3,027,000 from cemeteries acquired after December 31, 1992, partially offset by a decrease in costs from other existing cluster cemeteries of $279,000. The decline in costs at the other existing cluster cemeteries results from an increased emphasis on reducing selling costs in the preneed sales area. Administrative overhead costs have increased primarily from accruals of incentive compensation for cemetery personnel in the current year.


Financial Services
Financial service revenues and costs have increased as a result of increased loans outstanding. Improved interest rate spreads have increased the gross margin percentage. The average outstanding loan portfolio during the current quarter was $252,694,000 with an average interest rate spread of 3.4% compared to $197,658,000 and 3.2%, respectively, last year.


Other Income and Expenses
General and administrative expenses increased by $3,611,000 or 36.5%. Of the increase, $2,685,000 is attributable to personnel expenses primarily in the form of restricted stock costs. Professional fees have increased $1,064,000 in the current year.

   Interest expense, which excludes the amount incurred through financial service operations, increased $1,043,000 or 7.2% during the current quarter primarily due to the issuance of $150,000,000 of 7.875% debentures in February 1993 and increased borrowings under the Company's lines of credit and commercial paper during the current quarter.

   The $1,567,000 increase in other income results primarily from the sale of excess real estate in 1994.

_______________
   *Represents new geographic areas entered into after December 31, 1992 for the period that those businesses were owned by the Company.

   The provision for income taxes has increased to 40.5% from 39.0% last year primarily due to the August 1993 increase in the federal corporate tax rate.


FINANCIAL CONDITION AT MARCH 31, 1994:
The Company's acquisition of funeral homes and cemeteries and capital expenditures, including major improvements to existing properties, continue to require significant amounts of cash. Funds generated from earnings of existing funeral and cemetery operations, together with unused lines of credit or other available borrowings, are expected to be sufficient for the Company to continue its current acquisition and operating policies. At March 31, 1994, the Company had available approximately $221,000,000 of borrowing ability under its various credit lines.

   In addition to the sources of cash from operations and credit lines, the Company has 12,340,000 shares of common stock, $87,165,000 of guarantees of promissory notes and $81,603,000 of convertible debentures registered with the Securities and Exchange Commission (the Commission) to be used exclusively for future acquisitions.

   No unusual fluctuations in current assets and liabilities occurred during the period as the current ratio improved slightly to 2.3:1. In addition, the Company's debt to capitalization ratio remained at 54.6%.

HEDGING TRANSACTIONS (SEE NOTE 5):
The Company has entered into hedging transactions to reduce its exposure to adverse fluctuations in interest and foreign exchange rates. While the hedging transactions are subject to risk of loss from change in interest rates and exchange rates, these losses would generally be offset by gains on the exposures being hedged. The Company has realized $3,600,000 USD gains on contracts entered into as hedge transactions since the beginning of 1993.
These realized gains were deferred and are being recognized into income over periods ranging from eight months to five years.

   At March 31, 1994, the Company has outstanding foreign currency and interest rate swaps in the notional amounts of $142,715,000 AUD and $150,000,000 USD. As of March 31, 1994, net unrealized losses before taxes from these hedging agreements were estimated to be $7,100,000 USD (which is the estimated cost to
terminate these hedging agreements).   In the opinion of management, such
losses were  offset by the increased value of the exposures being hedged.


OTHER MATTERS:
See Item 1. Legal Proceedings in Part II of this report for information regarding an informal investigation by the Commission.

                       SERVICE CORPORATION INTERNATIONAL

                          PART II.  OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

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


ITEM 6.          EXHIBITS AND REPORTS ON FORM  8-K

                 (a)
                       Exhibits
                       11.1       Computation of earnings per share.
                       12.1       Ratio of earnings to fixed charges.

                 (b)   Reports on Form 8-K
                       There were no reports on Form 8-K during the three months ended March 31, 1994.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 1994


                                        SERVICE CORPORATION INTERNATIONAL




                                        By:/s/ Samuel W. Rizzo
                                           -------------------------------------
                                               Samuel W. Rizzo
                                               Executive Vice President
                                               Chief Financial Officer/Treasurer
                                               (Principal Financial Officer)