Form 10-Q
period 1994-06-30
SERVICE CORPORATION INTERNATIONAL
filed 1994-08-12
CIK 89089

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549





(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                       COMMISSION FILE NUMBER 1-6402-1

                      SERVICE CORPORATION INTERNATIONAL
              (Exact name of registrant as specified in charter)

               TEXAS                                     74-1488375
   (State or other jurisdiction of             (I. R. S. employer identification
    incorporation or organization)                         number)

  1929 ALLEN PARKWAY, HOUSTON, TEXAS                        77019
(Address of principal executive offices)                  (Zip code)

                                (713) 522-5141
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing
requirements for the past 90 days.  YES     X             NO
                                        _________            _______

The number of shares outstanding of the registrant's common stock as of August 5, 1994, was 86,090,065 (excluding treasury shares).

                      SERVICE CORPORATION INTERNATIONAL



                                    INDEX

                                                                            Page
Part I.   Financial Information

          Consolidated Balance Sheet -
            June 30, 1994 (Unaudited) and December 31, 1993                    3

          Consolidated Statement of Income (Unaudited) -
            Three Months Ended June 30, 1994 and 1993                          4
            Six Months Ended June 30, 1994 and 1993

          Consolidated Statement of Cash Flows (Unaudited) -
            Six Months Ended June 30, 1994 and 1993                            5

          Consolidated Statement of Stockholders' Equity (Unaudited) -
            Six Months Ended June 30, 1994                                     6

          Notes to the Consolidated Financial Statements (Unaudited)        7-10

          Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                        11-17



Part II.  Other Information                                                   18

          Signature                                                           19

                      SERVICE CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET


                                                        JUNE 30,
                                                          1994      DECEMBER 31,
(THOUSANDS)                                            (UNAUDITED)     1993
________________________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . .$   38,638    $   20,822
  Receivables, net of allowances  . . . . . . . . . . .   240,774       236,786
  Inventories   . . . . . . . . . . . . . . . . . . . .    52,233        45,211
  Other   . . . . . . . . . . . . . . . . . . . . . . .    13,860         9,640
                                                       ----------    ----------
     Total current assets . . . . . . . . . . . . . . .   345,505       312,459
                                                       ----------    ----------

Prearranged funeral contracts   . . . . . . . . . . . . 1,298,558     1,244,866
Long-term receivables   . . . . . . . . . . . . . . . .   538,014       500,062
Cemetery property, at cost  . . . . . . . . . . . . . .   473,244       417,050
Property, plant and equipment, at cost (net)  . . . . .   666,092       606,826
Deferred charges and other assets . . . . . . . . . . .   211,215       174,345
Names and reputations (net) . . . . . . . . . . . . . .   491,107       427,696
                                                       ----------    ----------
                                                       $4,023,735    $3,683,304
                                                       ==========    ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities  . . . . . .$  121,520    $   96,881
  Income taxes    . . . . . . . . . . . . . . . . . . .    20,937        18,695
  Current maturities of long-term debt  . . . . . . . .    67,945        24,982
                                                       ----------    ----------
     Total current liabilities  . . . . . . . . . . . .   210,402       140,558
                                                       ----------    ----------

Long-term debt  . . . . . . . . . . . . . . . . . . . . 1,117,940     1,062,222
Deferred income taxes . . . . . . . . . . . . . . . . .   168,209       146,968
Other liabilities   . . . . . . . . . . . . . . . . . .   211,421       185,636
Deferred prearranged funeral contract revenues    . . . 1,375,843     1,263,407


Stockholders' equity:
  Common stock, $1 par value, 200,000,000 shares
     authorized, 86,028,032 and 84,859,110 issued
     and outstanding. . . . . . . . . . . . . . . . . .    86,028        84,859
  Capital in excess of par value  . . . . . . . . . . .   524,399       517,902
  Retained earnings   . . . . . . . . . . . . . . . . .   334,376       284,879
  Foreign translation adjustment  . . . . . . . . . . .    (4,883)       (3,127)
                                                       ----------    ----------
     Total stockholders' equity . . . . . . . . . . . .   939,920       884,513
                                                       ----------    ----------
                                                       $4,023,735    $3,683,304
                                                       ==========    ==========



(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                             Three Months Ended June 30,               Six Months Ended June 30,
(Thousands, except per share amounts)          1994               1993                 1994                 1993
___________________________________________________________________________________________________________________
Revenues  . . . . . . . . . . . . . . .     $ 262,862          $ 217,049            $ 524,120            $ 441,420
Costs and expenses  . . . . . . . . . .      (186,121)          (155,129)            (357,837)            (308,029)
                                            ---------          ---------            ---------            ---------
Gross profit  . . . . . . . . . . . . .        76,741             61,920              166,283              133,391
General and administrative expenses . .       (11,370)            (8,997)             (24,871)             (18,887)
                                            ---------          ---------            ---------            ---------
Income from operations  . . . . . . . .        65,371             52,923              141,412              114,504
Interest expense  . . . . . . . . . . .       (16,832)           (14,307)             (32,456)             (28,888)
Other income  . . . . . . . . . . . . .         2,171              1,717                4,686                2,665
                                            ---------          ---------            ---------            ---------
Income before income taxes  . . . . . .        50,710             40,333              113,642               88,281
Provision for income taxes  . . . . . .       (20,515)           (16,000)             (46,002)             (34,700)
                                            ---------          ---------            ---------            ---------
Income before cumulative effect of
  change in accounting principles . . .        30,195             24,333               67,640               53,581
Cumulative effect of change in
  accounting principles (net of
  income tax) . . . . . . . . . . . . .          -                  -                    -                  (2,031)
                                            ---------          ---------            ---------            ---------
Net income  . . . . . . . . . . . . . .     $  30,195          $  24,333            $  67,640            $  51,550
                                            =========          =========            =========            =========
Earnings per share:
  Primary -
    Income before cumulative effect
    of change in accounting
    principles  . . . . . . . . . . . .     $     .35          $     .29            $     .79            $     .66
    Cumulative effect of change in
    accounting principles (net of
    income tax) . . . . . . . . . . . .          -                  -                    -                    (.03)
                                            ---------          ---------            ---------            ---------
    Net income  . . . . . . . . . . . .     $     .35          $     .29            $     .79            $     .63
                                            =========          =========            =========            =========
  Fully diluted -
    Income before cumulative effect
    of change in accounting
    principles  . . . . . . . . . . . .     $     .33          $     .28            $     .74            $     .62
    Cumulative effect of change in
    accounting principles (net of
    income tax) . . . . . . . . . . . .          -                  -                    -                    (.02)
                                            ---------          ---------            ---------            ---------
    Net income  . . . . . . . . . . . .     $     .33          $     .28            $     .74            $     .60
                                            =========          =========            =========            =========

Dividends per share . . . . . . . . . .     $    .105          $     .10            $     .21            $     .20
                                            =========          =========            =========            =========

Weighted average number of shares
  and equivalents . . . . . . . . . . .        86,281             83,616               86,033               81,773
                                            =========          =========            =========            =========


(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
(THOUSANDS)                                                                          1994                 1993
_______________________________________________________________________________________________________________
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  67,640           $  51,550
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . .          30,501              23,811
      Provision for deferred income taxes   . . . . . . . . . . . . . . . .          10,116               1,800
      (Gain) loss from dispositions (net)   . . . . . . . . . . . . . . . .            (796)                (64)
      Cumulative effect of change in accounting principles  . . . . . . . .               -               2,031
      Change in assets and liabilities net of effects from acquisitions:
      (Increase) decrease in receivables  . . . . . . . . . . . . . . . . .         (37,240)             (4,622)
      Change in prearranged funeral contracts and associated
        deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . .          44,439                 913
      (Increase) decrease in other assets  . . . . . . . . . . . . . . . .          (29,938)               (209)
      Increase in other liabilities   . . . . . . . . . . . . . . . . . . .          33,313               1,922
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,309)               (780)
                                                                                  ---------           ---------
Net cash provided by operating activities   . . . . . . . . . . . . . . . .         113,726              76,352

Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .         (39,845)            (27,317)
     Proceeds from sales of property, plant and equipment . . . . . . . . .           7,837               7,184
     Acquisitions   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (112,743)            (56,923)
     Loans issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,012)            (33,350)
     Principal payments received on loans . . . . . . . . . . . . . . . . .          41,504               8,993
     Change in investments and other  . . . . . . . . . . . . . . . . . . .         (23,115)                392
                                                                                  ---------           ---------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . .        (146,374)           (101,021)

Cash flows from financing activities:
     Borrowings (payments) under lines of credit and commercial paper . . .          82,784            (103,500)
     Subordinated debentures issued . . . . . . . . . . . . . . . . . . . .               -             150,000
     Payments of debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         (14,912)             (8,034)
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (17,926)            (16,038)
     Exercise of stock options and other  . . . . . . . . . . . . . . . . .             518               3,015
                                                                                  ---------           ---------
Net cash provided by financing activities  . . . . . . . . . . . . . . . .           50,464              25,443
                                                                                  ---------           ---------

Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . .           17,816                 774
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . .          20,822              31,253
                                                                                  ---------           ---------
Cash and cash equivalents at June 30, 1994 and 1993 . . . . . . . . . . . .       $  38,638           $  32,027
                                                                                  =========           =========
Cash used for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  35,225           $  28,704
                                                                                  =========           =========
     Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  39,182           $  37,986
                                                                                  =========           =========


(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                     CAPITAL IN                        FOREIGN
                                                       COMMON         EXCESS OF        RETAINED      TRANSLATION
(THOUSANDS)                                            STOCK          PAR VALUE        EARNINGS       ADJUSTMENT
- - -----------                                          ----------      ----------        ---------      ----------
Balance at December 31, 1993  . . . . . . . . . . .   $ 84,859        $517,902          $284,879       $(3,127)
 Net income   . . . . . . . . . . . . . . . . . . .                                       67,640
 Common stock issued:
   Stock option exercises, restricted stock
    grants and other  . . . . . . . . . . . . . . .         159          2,811
   Acquisitions . . . . . . . . . . . . . . . . . .       1,036          4,359               (91)
 Other  . . . . . . . . . . . . . . . . . . . . . .         (26)          (673)
 Dividends on common stock ($.105 per share)  . . .                                      (18,052)
 Foreign translation adjustment . . . . . . . . . .                                                     (1,756)
                                                      ---------      ----------        ---------       ---------

Balance at June 30, 1994  . . . . . . . . . . . . .   $  86,028       $524,399          $334,376       $(4,883)
                                                      =========       =========         ========       =========

(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION
The consolidated financial statements for the six months ended June 30, 1994 and 1993 include the accounts of Service Corporation International and all majority-owned subsidiaries (The Company) and are unaudited but include all adjustments, consisting only of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

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

3.   ACQUISITIONS
The Company has acquired certain funeral and cemetery operations during each six month period ended June 30, 1994 and 1993. The consideration for these acquisitions consisted of cash, common stock of the Company, issued or assumed debt and the retirement of loans receivable issued by the Company's finance subsidiary. The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in names and reputations on the Consolidated Balance Sheet and will be amortized over a 40 year period. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

The effect of acquisitions on the Consolidated Balance Sheet was as follows:

                                                                           Six Months Ended June 30,
(Thousands)                                                               1994                   1993
________________________________________________________________________________________________________________
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  12,347                $   6,385
Prearranged funeral contracts . . . . . . . . . . . . . . . . . . .       44,524                   30,973
Long-term receivables . . . . . . . . . . . . . . . . . . . . . . .        3,732                   12,077
Cemetery property . . . . . . . . . . . . . . . . . . . . . . . . .       47,773                   50,396
Property, plant and equipment . . . . . . . . . . . . . . . . . . .       45,456                   18,582
Deferred charges and other assets . . . . . . . . . . . . . . . . .        3,560                   (5,937)
Names and reputations . . . . . . . . . . . . . . . . . . . . . . .       70,189                    3,781
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . .      (20,580)                   9,904
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .      (25,271)                  (7,246)
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      (17,464)                 (26,713)
Deferred prearranged funeral contract revenues  . . . . . . . . . .      (46,219)                 (31,015)
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       (5,304)                  (4,264)
                                                                       ---------                ---------
     Cash used for acquisitions   . . . . . . . . . . . . . . . . .    $ 112,743                $  56,923
                                                                       =========                =========

     The following represents the unaudited pro forma results of consolidated operations as if these acquisitions had occurred on January 1, 1993. This information does not purport to be indicative of results which may occur in the future.

                                                                            Six Months Ended June 30,
(Thousands, except per share amounts)                                     1994                     1993
_______________________________________________________________________________________________________________
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  544,392               $  518,076
Income before cumulative effect
     of change in accounting principles   . . . . . . . . . . . . .    $   70,298               $   61,909
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   70,298               $   59,878
Primary earnings per share before cumulative
     effect of change in accounting principles  . . . . . . . . . .    $      .81               $      .74
Primary earnings per share  . . . . . . . . . . . . . . . . . . . .    $      .81               $      .71


Subsequent event

     The Company has made an offer to acquire 100% of Great Southern Group PLC,
(GSG) the second largest publicly traded funeral provider in Great Britain for a total cost of approximately $173,800,000 United States dollars (USD). The board of directors of GSG has recommended that its shareholders accept the Company's offer. As of August 10, 1994 the Company owns, or has commitments to acquire, 77.7% of GSG's common shares and 71.8% of its convertible shares. GSG owns 157 funeral homes, 13 crematories and two cemeteries and reported revenues of approximately $50,000,000 (USD) for the year ended December 31, 1993.

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

     The recognition of the June 30, 1994 balance in future funeral revenue is expected to occur in the following years based on actuarial assumptions as follows:

                                                                        (Thousands)
                                                                        -----------
           1994 (remaining six months)  . . . . . . . . . . . . . .    $    60,434
           1995 . . . . . . . . . . . . . . . . . . . . . . . . . .        112,918
           1996 . . . . . . . . . . . . . . . . . . . . . . . . . .        105,138
           1997 . . . . . . . . . . . . . . . . . . . . . . . . . .         97,576
           1998 . . . . . . . . . . . . . . . . . . . . . . . . . .         90,286
           1999 and through 2003  . . . . . . . . . . . . . . . . .        346,167
           2004 and thereafter  . . . . . . . . . . . . . . . . . .        563,324
                                                                        ----------
                                                                        $1,375,843
                                                                        ==========


5.   DEBT
In July 1994, the Company's revolving credit agreements were amended to provide for borrowings up to $700,000,000 (previously $600,000,000). The 364 day portion supporting the commercial paper for $450,000,000 expires on July 26, 1995 and contains provisions for renewals. At the end of any term, the oustanding balance may be converted into a two year term loan. The committed portion for $250,000,000 expires July 22, 1997. The Company may in July of each year, commencing in 1995, extend the term of the $250,000,000 agreement for a year with the consent of all the banks. The interest rates are based generally on various indices determined by the Company. In addition, the Company pays a quarterly facility fee ranging from .08% to .125% on the commitment amount. The terms of the revolving credit agreements include various convenants which provide, among other things, for the maintenance of a certain level of consolidated net worth, the maintenance of certain ratios and restrictions on certain payments. These credit agreements are to be used for general corporate purposes, including acquisitions, and support for the Company's selling of commercial paper.

     The Company's committed portion of the revolving credit loan agreement borrowings have been reduced by $169,000,000 since year end to $216,000,000 at June 30, 1994 with an average interest rate of 4.5%. The credit loan agreement was also used to support the selling of commercial paper totaling $247,011,000 at June 30, 1994, with an average interest rate of 4.6%. The credit loan agreement borrowings and the commercial paper are classified as long-term since it is the Company's intent to renew or refinance with long-term borrowings.

     Through June 30, 1994, the Company has issued $23,624,000 of registered convertible debentures at an approximate interest rate of 5%. These debentures have varying conversion prices from $26.17 through $33.84 and were used to fund acquisitions.

     At June 30, 1994, the Company's Canadian subsidiary has borrowed $4,773,000 (USD) under its separate bank line of credit during 1994 to fund Canadian acquisitions. During July 1994, the Company's Australian subsidiary entered into a $7,200,000 (USD) line of credit with an Australian bank.

     On August 31, 1993, the Company entered a currency swap agreement with a bank that hedged the borrowings for the Company's initial investment in its Australian subsidiary. As part of this agreement, the Company pays the bank a blended interest rate (6.28% at June 30, 1994) on $110,000,000 Australian dollars (AUD) and receives a floating interest rate (3.5% at June 30, 1994) on $73,590,000 USD. This agreement expires December 29, 2000.

     On December 31, 1993, effective February 1, 1994, the Company entered into an interest rate swap agreement with a bank having a notional amount of $150,000,000 (USD). This interest rate swap was partially unwound by the Company on May 19, 1994 by paying the bank a fee of $4,693,000. Such fee will be amortized into income through February 1, 1999. Under this agreement, the Company pays a floating interest rate (3.375% at June 30, 1994) on $75,000,000 and receives a 5.36% fixed interest rate on $75,000,000. This agreement terminates February 1, 1999.

     On February 17, 1994, effective March 1, 1994, the Company entered a currency swap agreement with a bank that hedged the borrowings for an additional Australian acquisition. Under this agreement, the Company pays the bank a fixed interest rate of 6.61% on $32,715,000 (AUD) and receives a variable interest rate (4.11% at June 30, 1994) on $23,414,000 (USD). This agreement expires March 1, 1999.


6.   SUPPLEMENTAL INFORMATION - NON-CASH TRANSACTIONS





                                                                               Six Months Ended June 30,

(Thousands)                                                                    1994                 1993
- - ---------------------------------------------------------------------------------------------------------
     Common stock issued under restricted stock plans   . . . . . . .         $1,646              $ 2,708
     Debenture conversion   . . . . . . . . . . . . . . . . . . . . .            -                 97,164
     Cumulative effect of change in accounting principles   . . . . .            -                  2,031


7.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the six months ended June 30, 1994 was 3.65. For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges, and plus fixed charges (excluding capitalized interest and preferred dividends). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, one-third of rental expense which the Company considers representative of the interest factor in the rentals and preferred dividends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                         SIX MONTHS ENDED JUNE 30, 1994
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1993

OVERVIEW:

The majority of the Company's funeral homes and cemeteries are managed in groups called clusters. Clusters are primarily designated in metropolitan areas to take advantage of operational efficiencies, including the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. The Company has approximately 166 clusters which range in size from two operations to 53 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

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


RESULTS OF OPERATIONS:

Segment information for the Company's three lines of business are as follows:


                                               Six Months Ended June 30,                              Percentage
(Thousands)                                   1994                   1993                  Increase    Increase
______________________________________________________________________________________________________________________
                                                                                 <C
   Revenues:
      Funeral   . . . . . . . . . . .      $ 350,008               $ 297,800               $ 52,208     17.5%
      Cemetery  . . . . . . . . . . .        164,776                 136,304                 28,472     20.9
      Financial services  . . . . . .          9,336                   7,316                  2,020     27.6
                                           ---------               ---------               --------
                                             524,120                 441,420                 82,700     18.7
                                           ---------               ---------               --------
   Costs and expenses:
      Funeral   . . . . . . . . . . .        240,612                 206,665                 33,947     16.4
      Cemetery  . . . . . . . . . . .        112,073                  97,122                 14,951     15.4
      Financial services  . . . . . .          5,152                   4,242                    910     21.5
                                           ---------               ---------               --------
                                             357,837                 308,029                 49,808     16.2
                                           ---------               ---------               --------
   Gross profit and margin percentage:
      Funeral   . . . . . . . . . . .        109,396     31.3%        91,135     30.6%       18,261     20.0
      Cemetery  . . . . . . . . . . .         52,703     32.0         39,182     28.7        13,521     34.5
      Financial services  . . . . . .          4,184     44.8          3,074     42.0         1,110     36.1
                                           ---------               ---------               --------
                                           $ 166,283     31.7%       133,391     30.2%     $ 32,892     24.7%
                                           =========               =========               ========


Funeral
Funeral revenues were generated as follows:

                                                        Six Months Ended
                                                            June 30,              Increase/       Percentage
(Thousands)                                           1994            1993       (Decrease)        Increase
_______________________________________________________________________________________________________________________
      Existing clusters   . . . . . . . . . .      $   311,770    $   279,927    $  31,843           11.4%
      New clusters*   . . . . . . . . . . . .           23,565          1,347       22,218
                                                   -----------    -----------    ---------
         Total clusters . . . . . . . . . . .          335,335        281,274       54,061           19.2%
      Non-cluster and disposed operations   .           14,673         16,526       (1,853)
                                                   -----------    -----------    ---------
         Total funeral revenues . . . . . . .      $   350,008    $   297,800    $  52,208           17.5%
                                                   ===========    ===========    =========


        The $31,843,000 increase in revenues at existing clusters was the result of 5,052 or 6.1% more funeral services performed and a $168 or 4.9 % higher average sales price. Included in this increase was $21,372,000 in revenues from
locations acquired since the beginning of 1993.   It is anticipated that the
Company's revenue growth will primarily be generated from acquired operations (added to existing clusters and the creation of new clusters) as well as higher average sales prices.

        During the six months ended June 30, 1994, the Company sold $108,749,000 of prearranged funeral services compared to $70,142,000 for the same period in 1993. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

Funeral costs were incurred as follows:

                                                        Six Months Ended
                                                            June 30,              Increase/       Percentage
(Thousands)                                           1994            1993       (Decrease)        Increase
______________________________________________________________________________________________________________________
      Existing clusters   . . . . . . . . . .      $   198,393    $  180,646     $  17,747            9.8%
      New clusters*   . . . . . . . . . . . .           16,683           868        15,815
                                                   ------------   -----------     ---------
         Total clusters . . . . . . . . . . .          215,076       181,514        33,562           18.5%
      Non-cluster and disposed operations   .           11,390        12,334          (944)
      Administrative overhead   . . . . . . .           14,146        12,817         1,329
                                                   -----------    ----------     ---------
         Total funeral costs  . . . . . . . .      $   240,612    $  206,665     $  33,947           16.4%
                                                   ===========    ==========     =========

        Total funeral gross profit margin increased to 31.3% compared to 30.6% recorded last year. This gross profit margin improvement was achieved despite the large number of acquisitions, added to both existing and new clusters, which have occurred since the beginning of 1993. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than the Company's existing locations. Acquisitions, since the beginning of 1993, accounted for $15,750,000 of the existing cluster cost increase. The improved gross profit margin for existing clusters reflects the increased revenues discussed above, without a corresponding percentage increase in costs at other funeral homes included in existing clusters. Administrative overhead costs related to funeral operations decreased to 4.0% of revenues in 1994 compared to 4.3% of revenues in 1993.

_______________________________
*Represents new geographic areas entered into since the beginning of 1993 for the period that those businesses were owned by the Company.

Cemetery
Cemetery revenues were generated as follows:

                                                        Six Months Ended
                                                            June 30,              Increase        Percentage
(Thousands)                                           1994            1993       (Decrease)        Increase
______________________________________________________________________________________________________________________________
      Existing clusters   . . . . . . . . . .      $   152,634    $   130,671    $  21,963           16.8%
      New clusters*   . . . . . . . . . . . .            6,599           -           6,599
                                                   -----------    -----------    ---------
         Total clusters . . . . . . . . . . .          159,233        130,671       28,562           21.9%
      Non-cluster and disposed operations   .            5,543          5,633          (90)
                                                   -----------    -----------    ---------
         Total cemetery revenues  . . . . . .      $   164,776    $   136,304    $  28,472           20.9%
                                                   ===========    ===========    =========

        Revenues for the existing clusters increased primarily due to increased preneed and at need sales of merchandise and services. Included in the existing cluster increase was $9,367,000 in increased revenues from cemeteries acquired since the beginning of 1993.

Cemetery costs were incurred as follows:

                                                        Six Months Ended
                                                            June 30,              Increase/       Percentage
(Thousands)                                           1994            1993       (Decrease)        Increase
______________________________________________________________________________________________________________________________
      Existing clusters   . . . . . . . . . .      $    97,135    $   85,560     $  11,575           13.5%
      New clusters*   . . . . . . . . . . . .            3,182           -           3,182
                                                   -----------    ----------     ---------
         Total clusters . . . . . . . . . . .          100,317        85,560        14,757           17.2%
      Non-cluster and disposed operations   .            3,535         4,092          (557)
      Administrative overhead   . . . . . . .            8,221         7,470           751
                                                   -----------    ----------     ---------
         Total cemetery costs . . . . . . . .      $   112,073    $   97,122     $  14,951           15.4%
                                                   ===========    ==========     =========

        Costs at existing clusters increased $11,575,000 due primarily to an increase of $6,626,000 from cemeteries acquired since the beginning of 1993. Costs from other existing cluster cemeteries increased $4,949,000 due to the costs associated with the increased revenues discussed above. The cemetery gross margin increase of 32.0% this year compared to 28.7% last year reflects the strong revenue growth as well as continued cost control, particularly in selling expenses. Administrative overhead costs have decreased to 5.0% of revenues this year compared to 5.5% last year.


Financial Services
Financial service revenues and costs have increased as a result of increased loans outstanding. Improved interest rate spreads have increased the gross margin percentage to 44.8% this year from 42.0% last year. The average outstanding loan portfolio during the current year was $246,408,000 with an average interest rate spread of 3.45% compared to $204,462,000 and 3.21%, respectively, last year.

_____________

   *Represents new geographic areas entered into since the beginning of 1993 for the period that those businesses were owned by the Company.

Other Income and Expenses
General and administrative expenses increased by $5,984,000 or 31.7%. Of the increase, $3,503,000 is attributable to personnel expenses primarily in the form of restricted stock costs. Professional fees have increased $2,455,000 in the current year primarily from legal costs associated with the ongoing informal Securities and Exchange Commission (Commission) investigation of the Company (See Item 1. Legal Proceedings in Part II of this report). As a percentage of revenues, general and administrative expenses were 4.7% this year compared to 4.3% last year.

   Interest expense, which excludes the amount incurred through financial service operations, increased $3,568,000 or 12.4% during the current year primarily due to the issuance of $150,000,000 of 7.875% debentures in February 1993 and increased borrowings under the Company's lines of credit and commercial paper primarily used to fund the Company's acquisition program..

   The $2,021,,000 increase in other income results primarily from the sale of excess real estate and additional equity income on corporate investments in 1994.

   The provision for income taxes has increased to 40.5% from 39.3% last year primarily due to the August 1993 increase in the federal corporate tax rate.


                        THREE MONTHS ENDED JUNE 30, 1994
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1993

RESULTS OF OPERATIONS:
Segment information for the Company's three lines of business are as follows:

                                             Three Months Ended June 30,                       Percentage
(Thousands)                                   1994                1993             Increase     Increase
_______________________________________________________________________________________________________________
   Revenues:
      Funeral   . . . . . . . . . . .      $172,651             $143,988            $ 28,663     19.9%
      Cemetery  . . . . . . . . . . .        85,393               69,284              16,109     23.3
      Financial services  . . . . . .         4,818                3,777               1,041     27.6
                                           --------             --------             --------
                                            262,862              217,049              45,813     21.1
                                           --------             --------             --------
   Costs and expenses:
      Funeral   . . . . . . . . . . .       123,629              103,219              20,410     19.8
      Cemetery  . . . . . . . . . . .        59,576               49,521              10,055     20.3
      Financial services  . . . . . .         2,916                2,389                 527     22.1
                                           --------              -------             -------     ----
                                            186,121              155,129              30,992     20.0
                                           --------              -------             -------
   Gross profit and margin percentage:
      Funeral   . . . . . . . . . . .        49,022    28.4%      40,769    28.3%      8,253     20.2
      Cemetery  . . . . . . . . . . .        25,817    30.2       19,763    28.5       6,054     30.6
      Financial services  . . . . . .         1,902    39.5        1,388    36.7         514     37.0
                                           --------              -------             -------
                                           $ 76,741    29.2%      61,920    28.5%     14,821     23.9%
                                           ========              =======             =======


Funeral
Funeral revenues were generated as follows:

                                       Three Months Ended
                                            June 30,       Increase/  Percentage
(Thousands)                              1994       1993   (Decrease)  Increase
_______________________________________________________________________________
 Existing clusters . . . . . . . . . . $151,407   $135,874   $15,533    11.4%
 New clusters* . . . . . . . . . . . .   14,119        117    14,002
                                       --------   --------   -------
    Total clusters . . . . . . . . . .  165,526    135,991    29,535    21.7%
 Non-cluster and disposed operations .    7,125      7,997      (872)
                                       --------   --------   -------
    Total funeral revenues . . . . . . $172,651   $143,988   $28,663    19.9%
                                       ========   ========   =======

   The $15,533,000 increase in revenues at existing clusters was the result of 2,092 or 5.3% more funeral services performed and a $200 or 5.9% higher average sales price. Included in this increase was $11,163,000 in revenues from locations acquired after March 31, 1993. During the three months ended June 30, 1994, the Company sold $60,998,000 of prearranged funeral services compared to $35,113,000 for the same period in 1993. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed.


Funeral costs were incurred as follows:

                                       Three Months Ended
                                            June 30,                 Percentage
(Thousands)                              1994       1993    Increase  Increase
_______________________________________________________________________________
 Existing clusters . . . . . . . . . . $101,311   $ 90,559   $10,752    11.9%
 New clusters* . . . . . . . . . . . .    9,588         21     9,567
                                       --------   --------   -------
   Total clusters. . . . . . . . . . .  110,899     90,580    20,319    22.4%
 Non-cluster and disposed operations .    6,096      6,015        81
 Administrative overhead . . . . . . .    6,634      6,624        10
                                       --------   --------   -------
   Total funeral costs . . . . . . . . $123,629   $103,219   $20,410    19.8%
                                       ========   ========   =======



   The gross profit margin at existing clusters declined slightly this year due to slightly higher (as a percentage of revenues) merchandise and personnel costs primarily attributable to acquisitions added to the existing clusters after March 31, 1993. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than the Company's existing locations. These acquisitions accounted for $8,291,000 of the existing cluster cost increase. Administrative overhead costs related to funeral operations when expressed as a percentage of revenues showed marked improvement to 3.8% this year from 4.6% last year. This helped the total funeral gross profit margin improve to 28.4% from 28.3% last year.




_______________________________
*Represents new geographic areas entered into after March 31, 1993 for the period that those businesses were owned by the Company.

Cemetery
Cemetery revenues were generated as follows:

                                        Three Months Ended
                                             June 30,       Increase  Percentage
(Thousands)                               1994      1993   (Decrease)  Increase
_______________________________________________________________________________
  Existing clusters  . . . . . . . . . . $79,585   $67,030   $12,555    18.7%
  New clusters*  . . . . . . . . . . . .   3,648      -        3,648
                                         -------   -------   -------
    Total clusters . . . . . . . . . . .  83,233    67,030    16,203    24.2%
  Non-cluster and disposed operations  .   2,160     2,254       (94)
                                         -------   -------   -------
    Total cemetery revenues  . . . . . . $85,393   $69,284   $16,109    23.3%
                                         =======   =======   =======

   Revenues for the existing clusters increased primarily due to increased preneed and at need sales of merchandise and services. Included in the existing cluster increase was $4,069,000 in increased revenues from cemeteries acquired after March 31, 1993.


Cemetery costs were incurred as follows:

                                        Three Months Ended
                                             June 30,       Increase/ Percentage
(Thousands)                               1994      1993   (Decrease)  Increase
_______________________________________________________________________________
  Existing clusters. . . . . . . . . . . $52,762   $44,443   $ 8,319     18.7%
  New clusters* .  . . . . . . . . . . .   1,736       -       1,736
                                         -------   -------   -------
    Total clusters . . . . . . . . . . .  54,498    44,443    10,055     22.6%
  Non-cluster and disposed operations. .   1,667     1,585        82
  Administrative overhead. . . . . . . .   3,411     3,493       (82)
                                         -------   -------   -------
    Total cemetery costs . . . . . . . . $59,576   $49,521   $10,055     20.3%
                                         =======   =======   =======

   Costs at existing clusters increased $8,319,000 due to an increase of $3,104,000 in costs from cemeteries acquired after March 31, 1993 and a increase of $5,215,000 from other existing cluster cemeteries. Lower gross profit margins for the cemeteries acquired after March 31, 1993 and included in existing clusters caused the gross profit margin for existing clusters to remain constant for both quarters. Strong operating results from the Company's Australian cemeteries (acquired in the third quarters of 1993 and included in new clusters) and decreased administrative overhead costs helped the total gross profit margin increase to 30.2% in the current quarter from 28.5% last year.


Financial Services
Financial service revenues and costs have increased as a result of increased loans outstanding. Improved interest rate spreads have increased the gross margin percentage. The average outstanding loan portfolio during the current quarter was $240,122,000 with an average interest rate spread of 3.48% compared to $211,266,000 and 3.25%, respectively, last year.


_______________________________
*Represents new geographic areas entered into after March 31, 1993 for the period that those businesses were owned by the Company.

Other Income and Expenses

General and administrative expenses increased by $2,373,000 or 26.4%. Of the increase, $818,000 is attributable to personnel expenses primarily from incentive compensation and retirement plan accruals. Professional fees have increased $1,391,000 in the current year due primarily to legal costs associated with the ongoing informal investigation of the Company by the Commission (See Item 1. Legal Proceedings in Part II of this report). As a percentage of revenues, general and administrative expenses were 4.3% in the current quarter and 4.1% last year.


   Interest expense, which excludes the amount incurred through financial service operations, increased $2,525,000 or 17.6% during the current quarter primarily due to increased borrowings under the Company's lines of credit and commercial paper during the current quarter primarily used to fund the Company's acquisition program.


FINANCIAL CONDITION AT JUNE 30, 1994:

The Company's acquisition of funeral homes and cemeteries and capital expenditures, including major improvements to existing properties, continue to require significant amounts of cash. Funds generated from earnings of existing funeral and cemetery operations, together with unused lines of credit or other available borrowings, are expected to be sufficient for the Company to continue its current acquisition (including the acquisition of GSG discussed in Note 3) and operating policies. At August 5, 1994, the Company had available approximately $298,000,000 of borrowing ability under its various credit lines.

   In addition to the sources of cash from operations and credit lines, the Company has 12,149,000 shares of common stock, $70,227,000 of guarantees of promissory notes and $74,382,000 of convertible debentures registered with the Commission to be used exclusively for future acquisitions.

   Current maturities of long-term debt include $48,660,000 of medium-term notes that mature in the first half of 1995. The Company's total debt to capitalization ratio increased slightly to 55.8% from 55.1% at December 31, 1993.

HEDGING TRANSACTIONS (SEE NOTE 5):

The Company has entered into hedging transactions to reduce its exposure to adverse fluctuations in interest and foreign exchange rates. While the hedging transactions are subject to risk of loss from change in interest rates and exchange rates, these losses would generally be offset by gains on the exposures being hedged. The Company has realized $1,093,000 (USD) losses on contracts entered into as hedge transactions since the beginning of 1993.
These realized losses were deferred and are being amortized into income over periods ranging from eight months to five years.

   At June 30, 1994, the Company has outstanding foreign currency and interest rate swaps in the notional amounts of $142,715,000 (AUD) and $75,000,000
(USD). As of June 30, 1994, net unrealized losses before taxes from these hedging agreements were estimated to be $3,800,000 (USD) (which is the estimated cost to terminate these hedging agreements). In the opinion of management, such losses were offset by the increased value of the exposures being hedged.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 12, 1994 the Company held its annual meeting of shareholders and the shareholders elected five directors. The shares voting on the director nominees were cast as follows:

                                                                   Abstentions or        Broker
                Nominee                           Votes For        Votes Withheld       Non-votes
                -------                           ---------        --------------       ---------
           Anthony L. Coelho                      74,465,896          466,725              -0-
           A. J. Foyt, Jr.                        74,441,782          490,839              -0-
           E. H. Thornton, Jr.                    74,461,341          471,280              -0-
           R. L. Waltrip                          74,475,592          457,029              -0-
           Edward E. Williams                     74,476,644          455,977              -0-

           In addition, the shareholders approved the Company's 1993 Long-Term Incentive Stock Option Plan and the awards made thereunder in 1993, which plan and awards are described in the Company's proxy statement dated April 12, 1994. Such plan and awards were approved with 56,354,316 votes cast for, 9,864,667 votes cast against, 914,966 votes abstaining and 7,798,672 broker non-votes.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 10.1 1993 Long-Term Incentive Stock Option Plan (Incorporated by reference to Annex A to Proxy Statement dated April 12, 1994).
                 11.1  Computation of earnings per share.
                 12.1  Ratio of earnings to fixed charges.

           (b)   Reports on Form 8-K
                 There were no reports on Form 8-K during the three months ended June 30, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1994
                                      SERVICE CORPORATION INTERNATIONAL



                                      By:  /s/  Samuel W. Rizzo
                                           ---------------------------
                                                Samuel W. Rizzo
                                                Executive Vice President
                                                Chief Financial
                                                Officer/Treasurer (Principal
                                                Financial Officer)

                              INDEX TO EXHIBITS



   Exhibit
   Number
   -------

   10.1          1993 Long-Term Incentive Stock Option Plan (Incorporated by reference to
                 Annex A to Proxy Statement dated April 12, 1994).

   11.1          Computation of earnings per share.

   12.1          Ratio of earnings to fixed charges.

