Form 10-Q
period 1994-09-30
SERVICE CORPORATION INTERNATIONAL
filed 1994-11-14
CIK 89089

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549





       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       or

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing
requirements for the past 90 days.  YES     X             NO __________

The number of shares outstanding of the registrant's common stock as of November 7, 1994, was 86,194,457 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL

                                     INDEX

                                                                                           Page
Part I.    Financial Information

           Consolidated Balance Sheet -
             September 30, 1994 (Unaudited) and December 31, 1993                              3

           Consolidated Statement of Income (Unaudited) -
             Three Months Ended September 30, 1994 and 1993                                    4
             Nine Months Ended September 30, 1994 and 1993

           Consolidated Statement of Cash Flows (Unaudited) -
             Nine Months Ended September 30, 1994 and 1993                                     5

           Consolidated Statement of Stockholders' Equity (Unaudited) -
             Nine Months Ended September 30, 1994                                              6

           Notes to the Consolidated Financial Statements (Unaudited)                     7 - 17

           Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                                     18 - 25



Part II.   Other Information                                                             26 - 27

           Signature                                                                          28

                       SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET


                                                                              SEPTEMBER 30,
                                                                                   1994         DECEMBER 31,
(THOUSANDS)                                                                    (UNAUDITED)         1993
- -----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .    $   42,733        $   20,822
  Receivables, net of allowances  . . . . . . . . . . . . . . . . . . . . .       257,971           236,786
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        50,042            45,211
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,082             9,640
                                                                               ----------        ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .       368,828           312,459
                                                                               ----------        ----------

Prearranged funeral contracts   . . . . . . . . . . . . . . . . . . . . . .     1,385,346         1,244,866
Long-term receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .       562,915           500,062
Cemetery property, at cost  . . . . . . . . . . . . . . . . . . . . . . . .       734,788           417,050
Property, plant and equipment, at cost (net)  . . . . . . . . . . . . . . .       798,198           606,826
Deferred charges and other assets . . . . . . . . . . . . . . . . . . . . .       215,953           174,345
Names and reputations (net) . . . . . . . . . . . . . . . . . . . . . . . .       773,525           427,696
                                                                               ----------        ----------
                                                                               $4,839,553        $3,683,304
                                                                               ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .    $  251,222        $   96,881
  Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,139            18,695
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .        68,416            24,982
  United Kingdom borrowings to be refinanced  . . . . . . . . . . . . . . .       312,462           -
                                                                               ----------        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .       667,239           140,558
                                                                               ----------        ----------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,248,545         1,062,222
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       264,953           146,968
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       218,589           185,636
Deferred prearranged funeral contract revenues    . . . . . . . . . . . . .     1,476,178         1,263,407

Stockholders' equity:
  Common stock, $1 par value, 200,000,000 shares authorized,
    86,171,965 and 84,859,110 issued and outstanding  . . . . . . . . . . .        86,172            84,859
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .       527,321           517,902
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .       353,585           284,879
  Foreign translation adjustment  . . . . . . . . . . . . . . . . . . . . .        (3,029)           (3,127)
                                                                               ----------        ----------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .       964,049           884,513
                                                                               ----------        ----------
                                                                               $4,839,553        $3,683,304
                                                                               ==========        ==========



(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
(Thousands, except per share amounts)                   1994             1993                    1994         1993
- ----------------------------------------------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . .      $    277,814     $    211,432         $    801,934     $    652,852
Costs and expenses  . . . . . . . . . . . . .          (200,900)        (154,835)            (558,737)        (462,864)
                                                   ------------     ------------         ------------     ------------
Gross profit  . . . . . . . . . . . . . . . .            76,914           56,597              243,197          189,988

General and administrative expenses . . . . .           (10,659)          (9,139)             (35,530)         (28,026)
                                                   ------------     ------------         ------------     ------------
Income from operations  . . . . . . . . . . .            66,255           47,458              207,667          161,962

Interest expense  . . . . . . . . . . . . . .           (21,008)         (15,297)             (53,464)         (44,185)
Other income  . . . . . . . . . . . . . . . .             3,081            5,446                7,767            8,111
                                                   ------------     ------------         ------------     ------------
Income before income taxes  . . . . . . . . .            48,328           37,607              161,970          125,888

Provision for income taxes  . . . . . . . . .           (19,725)         (17,800)             (65,727)         (52,500)
                                                   ------------     ------------         ------------     ------------
Income before cumulative effect of
    change in accounting principles   . . . .            28,603           19,807               96,243           73,388

Cumulative effect of change in
    accounting principles (net of income tax)           -                 -                    -                (2,031)
                                                   ------------     ------------         ------------     ------------
Net income  . . . . . . . . . . . . . . . . .      $     28,603     $     19,807         $     96,243     $     71,357
                                                   ============     ============         ============     ============

Earnings per share:
    Primary -
    Income before cumulative effect of
    change in accounting principles   . . . .      $        .33     $        .23         $       1.12     $        .89
    Cumulative effect of change in
    accounting principles (net of income tax)            -                -                    -                  (.03)
                                                   ------------     ------------          -----------     ------------
    Net Income  . . . . . . . . . . . . . . .      $        .33     $        .23         $       1.12     $        .86
                                                   ============     ============         ============     ============

    Fully diluted -
    Income before cumulative effect of
    change in accounting principles   . . . .      $        .32     $        .23         $       1.06     $        .85
    Cumulative effect of change in
    accounting principles (net of income tax)            -                -                     -                 (.02)
                                                   ------------     ------------         ------------     ------------
    Net income  . . . . . . . . . . . . . . .      $        .32     $        .23         $       1.06     $        .83
                                                   ============     ============         ============     ============

Dividends per share . . . . . . . . . . . . .      $       .105     $        .10         $       .315     $        .30
                                                   ============     ============         ============     ============

Weighted average number of shares
    and equivalents   . . . . . . . . . . . .            86,578           84,655               86,215           82,733
                                                   ============     ============         ============     ============


(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)                                                                          1994                 1993
- ----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     96,243          $   71,357
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .          47,568              36,419
  Provision for deferred income taxes . . . . . . . . . . . . . . . . . . .          13,463               9,980
  (Gain) from dispositions (net)  . . . . . . . . . . . . . . . . . . . . .          (1,119)             (3,813)
  Cumulative effect of change in accounting principles  . . . . . . . . . .          -                    2,031
  Change in assets and liabilities net of effects from acquisitions:
  (Increase) in receivables . . . . . . . . . . . . . . . . . . . . . . . .         (63,172)            (16,697)
  Change in prearranged funeral contracts and associated
    deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .          53,682                 662
  (Increase) decrease in other  assets  . . . . . . . . . . . . . . . . . .         (24,395)              4,274
  Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . .          29,325              (9,220)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,969)                 16
                                                                               ------------          ----------
Net cash provided by operating activities   . . . . . . . . . . . . . . . .         148,626              95,009
                                                                               ------------          ----------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .         (60,961)            (49,681)
  Proceeds from sales of property, plant and equipment  . . . . . . . . . .          11,287              25,486
  Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (204,987)           (131,070)
  Loans issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (39,511)            (53,978)
  Principal payments received on loans  . . . . . . . . . . . . . . . . . .          45,608              17,874
  Change in investments and other . . . . . . . . . . . . . . . . . . . . .         (15,827)             (6,033)
                                                                               ------------          ----------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . .        (264,391)           (197,402)
                                                                               ------------          ----------

Cash flows from financing activities:
  Borrowings (payments) under lines of credit and commercial paper  . . . .         184,862              (5,500)
  Subordinated debentures issued  . . . . . . . . . . . . . . . . . . . . .         -                   150,000
  Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (21,230)            (20,608)
  Repurchase of common stock  . . . . . . . . . . . . . . . . . . . . . . .         -                    (1,637)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26,965)            (24,429)
  Exercise of stock options and other . . . . . . . . . . . . . . . . . . .           1,009               3,733
                                                                               ------------          ----------
Net cash provided by financing activities . . . . . . . . . . . . . . . . .         137,676             101,559
                                                                               ------------          ----------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . .          21,911                (834)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . .          20,822              31,253
                                                                               ------------          ----------
Cash and cash equivalents at September 30, 1994 and 1993  . . . . . . . . .    $     42,733          $   30,419
                                                                               ============          ==========

Cash used for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     46,730          $   44,018
                                                                               ============          ==========
  Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     50,281          $   40,694
                                                                               ============          ==========

(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                 CAPITAL IN                           FOREIGN
                                                                  COMMON          EXCESS OF          RETAINED       TRANSLATION
(THOUSANDS)                                                        STOCK          PAR VALUE          EARNINGS       ADJUSTMENT
- -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 . . . . . . . . . . . . . . . . .   $  84,859        $  517,902        $  284,879       $  (3,127)
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .                                          96,243
  Common stock issued:
    Stock option exercises, restricted stock grants and other          198             3,418
    Acquisitions . . . . . . . . . . . . . . . . . . . . . .         1,079             5,595              (436)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .  .          36               406
  Dividends on common stock ($.105 per share). . . . . . . . .                                         (27,101)
  Foreign translation adjustment . . . . . . . . . . . . . . .                                                              98
                                                                 ---------        ----------        ----------       ---------

Balance at September 30, 1994  . . . . . . . . . . . . . . . .   $  86,172        $  527,321        $  353,585       $  (3,029)
                                                                 =========        ==========        ==========       =========

(See notes)

                       SERVICE CORPORATION INTERNATIONAL
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (THOUSANDS)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

The consolidated financial statements for the nine months ended September 30, 1994 and 1993 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting only of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1993 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

2.   CHANGE IN ACCOUNTING PRINCIPLES

Effective January 1, 1993 the Company changed its method of accounting for prearranged funeral sales contracts, trust earnings, sales of cemetery interment rights and other related products and services and cemetery perpetual care trust funds. These changes are more fully discussed in Note 2 in the Company's annual report filed on Form 10-K for the year ended December 31, 1993. The cumulative effect of these changes resulted in an after tax charge of $2,031 or $.03 per share on January 1, 1993.

3.   SUBSEQUENT EVENT - REGISTRATION OF SECURITIES

On November 1, 1994 a shelf registration statement relating to up to $1,000,000 of Company securities filed with the Commission was declared effective. The Company intends to proceed with an underwritten offering of 7,700 shares of common stock (excluding 1,155 shares subject to an underwriter's over-allotment option) (the "Common Stock Offering") and $200,000 of ten year senior notes (the "Senior Notes Offering"). In addition, SCI Finance LLC, a limited liability company which is a subsidiary of the Company (SCI Finance), intends to proceed with an underwritten offering of up to 3,450 shares of preferred stock ("LLC Preferred Securities"), which shares will be convertible into Company common stock (the "LLC Preferred Securities Offering").

Substantially all of the proceeds from the sale of the LLC Preferred Securities and a portion of the proceeds from the sale of Company common stock will be used to repay debt incurred in connection with acquisition by the Company of Great Southern Group plc ("GSG") and Plantsbrook Group plc ("PG") (see Note 4 below). The proceeds from the sale of the senior notes and the balance of the proceeds from the sale of Company common stock will be used to repay amounts outstanding under existing credit facilities and / or retire commercial paper.


4.   ACQUISITIONS

In June 1994, the Company announced an unsolicited offer to acquire 100% of the outstanding shares of GSG. As of September 30, 1994, the Company owned, or had commitments to acquire, in excess of 98% of GSG's voting shares. The Company anticipates that the total purchase price will approximate $192,777, including the assumption of approximately $14,751 of existing debt. GSG is a funeral provider in the United Kingdom ("UK") and owns 157 funeral homes, 13 crematoria and two cemeteries.

In September 1994, the Company announced its offer to acquire 100% of the outstanding shares of PG. As of September 30, 1994, the Company owned, or had commitments to acquire, in excess of 95% of PG's voting shares. The Company anticipates that the total purchase price will approximate $312,690 including the assumption of approximately $13,873 of existing debt. PG is a funeral provider in the UK and owns 380 funeral homes.

In addition to the acquisitions of GSG and PG, during 1993 and the nine months ended September 30, 1994, the Company continued to acquire funeral and cemetery operations in the United States, Australia and Canada. Excluding GSG and PG, during such period the Company acquired 224 funeral homes and 41 cemeteries (the "Other Acquired Companies") in 89 separate transactions for an aggregate purchase price of approximately $436,000 in the form of combinations of cash, Company common stock, issued and assumed debt, convertible debentures and retired loans receivable held by the Company's finance subsidiary, Provident Services, Inc.

The opening effect on the Consolidated Balance Sheet of the above acquisitions in their respective year of acquisition was as follows:

                                                                       September 30,           December 31,
                                                                           1994                    1993
- -----------------------------------------------------------------------------------------------------------
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  32,406                $  19,356
Prearranged funeral contracts . . . . . . . . . . . . . . . . . . .      108,271                   59,932
Long-term receivables . . . . . . . . . . . . . . . . . . . . . . .        2,826                   15,699
Cemetery property . . . . . . . . . . . . . . . . . . . . . . . . .      307,389                  137,563
Property, plant and equipment . . . . . . . . . . . . . . . . . . .      167,833                   80,547
Deferred charges and other assets . . . . . . . . . . . . . . . . .        5,095                   (3,109)
Names and reputations . . . . . . . . . . . . . . . . . . . . . . .      356,314                   32,090
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . .     (184,737)                 (11,895)
United Kingdom borrowings to be refinanced  . . . . . . . . . . . .     (312,462)                 -
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .      (51,605)                 (28,444)
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     (107,645)                 (49,156)
Deferred prearranged funeral contract revenues  . . . . . . . . . .     (112,460)                 (59,402)
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       (6,238)                 (17,428)
                                                                       ---------                ---------
     Cash used for acquisitions   . . . . . . . . . . . . . . . . .    $ 204,987                $ 175,753
                                                                       =========                =========


Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined statements of income for the year ended December 31, 1993 and the nine months ended September 30, 1994 have been prepared assuming the acquisitions by the Company of GSG, PG and the Other Acquired Companies took place at the beginning of the respective periods. Such acquisitions are being accounted for under the purchase method of accounting. The historical revenues and expenses of the Other Acquired Companies represent amounts recorded by those businesses for the period that they were not owned by the Company during the year ended December 31, 1993 and the nine months ended September 30, 1994, respectively. The unaudited pro forma combined financial information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

In connection with the acquisitions of GSG and PG, a subsidiary of the Company has obtained from separate lenders a UK pound sterling 185,000 loan facility and a UK pound sterling 100,000 line of credit, both, with interest calculated at a rate equal to UK pound sterling LIBOR plus 20 basis point (the "UK Facilities"). The Company has guaranteed the UK Facilities. The acquisitions of GSG and PG are being financed on an interim basis principally with borrowings under the UK Facilities, under which the Company may borrow up to $438,900 (based on the exchange rate of one UK pound sterling equivalent to US $1.54 on September 2, 1994). The unaudited pro forma combined financial information presented herein assumes the completion of the Common Stock Offering, the LLC Preferred Securities Offering and the Senior Notes
Offering (see Note 3 above) at the beginning of the respective periods.
The proceeds from the LLC Preferred Securities Offering and a portion of the net proceeds from the Common Stock Offering are assumed to be used to repay $238,900 of indebtedness under the UK Facilities, and it is further assumed that $200,000 remains outstanding under the UK Facilities at the beginning of the respective periods. The remaining net proceeds from the Common Stock Offering and all of the net proceeds from the Senior Notes Offering are assumed to be used to repay amounts outstanding under the Company's existing revolving credit facilities or to retire the Company's outstanding commercial paper or both (including $37,680 which was assumed to have been borrowed to finance a portion of the purchase price of GSG and PG).

The historical financial statements of GSG and PG for the year ended December 31, 1993 and for the period not owned by the Company in 1994 were prepared in UK pound sterling in accordance with the UK Companies Act of 1985 ("UK GAAP"). This information has been adjusted to present the historical financial statements in accordance with United States generally accepted accounting principles ("US GAAP") and translated into US dollars at the average exchange rate in effect for the respective statement of income periods presented. The Company has not completed all appraisals and evaluations necessary to finalize GSG's and PG's purchase price allocation, and accordingly, actual adjustments that reflect appraisals and other evaluations of the purchased assets and assumed liabilities may differ from the pro forma adjustments.

                       SERVICE CORPORATION INTERNATIONAL
                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1993
                      Thousands, except per share amounts

                                                    H i s t o r i c a l                     P r o  F o r m a
                                                                       Other
                                           The                        Acquired                                Combined
                                         Company      GSG and PG      Companies      Adjustments               Total
                                      ------------   ------------   ------------    ------------           -----------
Revenues  . . . . . . . . . . . . .   $    899,178   $    126,594   $    123,380    $     5,165  (A)       $ 1,154,317

Costs and expenses  . . . . . . . .       (635,858)      (101,300)      (106,778)        (3,590) (A)          (829,910)
                                                                                         13,665  (B)
                                                                                          7,781  (C)
                                                                                            (70) (D)
                                                                                         (6,611) (E)
                                                                                          3,598  (F)
                                                                                           (437) (G)
                                                                                           (310) (H)
                                      ------------   ------------   ------------    -----------             ----------
Gross profit  . . . . . . . . . . .        263,320         25,294         16,602         19,191                324,407
General and administrative expenses        (43,706)      -                  -              -                   (43,706)
                                      ------------   ------------   ------------    -----------             ----------
Income from operations  . . . . . .        219,614         25,294         16,602         19,191                280,701

Interest expense  . . . . . . . . .        (59,631)        (2,560)        (4,111)          (686) (A)           (87,783)
                                                                                         (6,918) (B)
                                                                                          1,372  (I)
                                                                                        (11,750) (J)
                                                                                          9,165  (K)
                                                                                        (16,980) (L)
                                                                                          4,316  (M)
Dividends on convertible preferred
    stock of subsidiary   . . . . .           -              -              -            (8,625) (N)            (8,625)
Other income  . . . . . . . . . . .         13,509            313           -              -                    13,822
                                      ------------   ------------   ------------    -----------             ----------
Income before income taxes  . . . .        173,492         23,047         12,491        (10,915)               198,115

Provision for income taxes  . . . .        (70,400)        (8,681)        (4,694)         3,382  (O)           (80,393)
                                      ------------   ------------   ------------    -----------             ----------
Income before cumulative effect of
    change in accounting principles   $    103,092   $     14,366   $      7,797    $    (7,533)            $  117,722
                                      ============   ============   ============    ===========             ==========

Earnings per share:
    Primary -
         Income before cumulative
         effect of change in
         accounting principles  . .   $       1.24                                                          $     1.27
                                      ============                                                          ==========
    Fully diluted -
         Income before cumulative
         effect of change in
         accounting principles  . .   $       1.19                                                          $     1.21
                                      ============                                                          ==========

Primary weighted average
    number of shares  . . . . . . .         83,372                                        1,915  (P)            92,987
                                      ============                                                          ==========
                                                                                          7,700  (Q)
Fully diluted weighted average
     number of shares   . . . . . .         93,878                                        2,595  (P)           108,981
                                      ============                                                          ==========
                                                                                          7,700  (Q)
                                                                                          4,808  (R)

         NOTES TO THE UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1993
                                  (Thousands)

(A) To record the acquisition of 13 separate businesses acquired at various dates by PG between January 1, 1993 and August 31, 1994 as if such acquisitions had occurred on January 1, 1993. Internally generated funds were used for the purchase of these businesses; however, for purposes of the unaudited pro forma combined statement of income, imputed interest expense, calculated on the purchase price, has been included at a rate of 6%, which approximates the Company's UK borrowing rate.

(B) To record a reduction to costs and expenses for the Other Acquired Companies based on results actually achieved by the Company for the periods subsequent to acquisition in the amount of $16,654, offset in part by additional costs and expenses of $2,989 resulting from the effect of applying purchase accounting adjustments, primarily amortization and depreciation.

         Interest expense was added for debt and convertible debentures, issued in the purchase of the Other Acquired Companies at stated rates. In addition, interest expense has been added for the cash portion of the purchase price assumed to be borrowed by the Company at a weighted average annual interest rate of 3.51%, which represented the weighted average borrowing rate under the Company's revolving credit facilities and commercial paper for the year ended December 31, 1993. At September 30, 1994, the borrowing rate under the revolving credit facilities and commercial paper was 5.03%.

(C) To eliminate corporate expenses, consisting primarily of duplicate personnel expenses, related to the acquisitions of GSG and PG.

(D) To record the depreciation expense (based on a 50 year useful life and straight-line depreciation) on GSG's funeral home buildings resulting from the estimated change in fair value over historical cost.

(E) To record the amortization of names and reputations (based on a 40 year straight-line amortization) created from the acquisition of PG by the Company.

(F)      To eliminate the historical GSG and PG goodwill amortization expense.

(G) To record the cost of GSG's cemetery and cremation memorialization interment rights sold.

(H) To record the estimated amortization expense expected to result from the costs and expenses associated with the LLC Preferred Securities Offering and the Senior Notes Offering.

(I) To eliminate the interest expense on GSG debt to be repaid by the Company.

(J) To record the estimated interest expense on the net amount borrowed under the UK Facilities in connection with the acquisition of GSG and PG ($200,000) as if such amount had been borrowed on January 1, 1993. This reflects the assumed repayment of a portion of the UK Facilities ($238,900) from the proceeds from the LLC Preferred Securities Offering ($150,000) and a portion of the net proceeds from the Common Stock Offering ($88,900). The estimated interest expense reflects a rate equal to the average UK pound sterling LIBOR rate (5.86%) plus 20 basis points for the year ended December 31, 1993. At September 30, 1994 the pound sterling LIBOR rate was 5.88%.

(K) To record the estimated reduction in interest expense resulting from the expected repayment of $261,114 of indebtedness under the Company's revolving credit facilities and / or the Company's commercial paper. The $261,114 reflects the repayment of a portion of the purchase price of GSG and PG ($37,680) and the use of $100,530 of net proceeds of the Common Stock Offering and all of the $198,264 net proceeds of the Senior Notes Offering. The reduction was calculated using a weighted average annual interest rate of 3.51%, which represents the Company's weighted average borrowing rate under the Company's revolving credit facilities and commercial paper for the year ended December 31, 1993.

(L) To record the estimated interest expense on the $200,000 notes being issued in the Senior Notes Offering at an assumed annual interest rate of 8.49%.

(M) To record the estimated reduction in net interest expense achieved from a planned cross currency hedging transaction as if such transaction had been entered into on January 1, 1993. This transaction will effectively convert $272,500 of U.S. fixed rate indebtedness into floating rate UK pound sterling indebtedness, raising SCI's total UK pound sterling exposure to $472,500, which is comparable to the size of the acquisitions of GSG and PG. Such transaction is assumed to allow the Company to receive fixed rate interest on the $272,500 at a weighted average rate of 8.38% and pay UK pound sterling LIBOR plus 41 basis point on $200,000 and pay UK pound sterling LIBOR on $72,500.

(N) To record the estimated dividends on the securities being issued in the LLC Preferred Securities Offering at an assumed annual dividend rate of 5.75%.

(O) To record the tax effect of the pro forma adjustments, including a $947 tax benefit from the amortization of deferred taxes resulting from indexed increases in the tax basis of UK assets.

(P) To give effect to the additional time period during which the Company common stock (in the case of the primary and fully diluted weighted average number of shares) and convertible debt (in the case of the fully diluted weighted average number of shares) issued during the period between January 1, 1993 and September 30, 1994 in respect to the acquisition of the Other Acquired Companies would have been outstanding if all of such acquisitions had occurred as of January 1, 1993.

(Q)      To reflect the issuance of 7,700 shares in the Common Stock Offering.

(R) To record the impact on the fully diluted weighted average number of shares of the LLC Preferred Securities Offering.

The following adjustments were made to the historical financials of GSG and PG in order to restate historical financial statements to US GAAP:

                                    Historic Amounts                                         As reported in Unaudited
                                Converted to US Dollars               Adjustments to            Pro Forma Combined
                                      in UK GAAP*                        US GAAP                Statement of Income
                               ------------------------         ---------------------         -----------------------
                                     GSG         PG                 GSG          PG              GSG           PG
                                ---------    ---------          -----------   -------         --------    -----------
  Revenues  . . . . . . . .     $  48,885    $  77,709          $   -         $  -            $ 48,885    $   77,709

  Costs and expenses  . . .       (38,234)     (58,893)           (272) (1)      (303) (1)     (39,078)      (62,222)
                                                                  (572) (2)    (3,026) (2)


  Interest expense and other       (1,372)        (875)             -            -              (1,372)         (875)

  Provision for income taxes       (3,228)      (5,645)             90 (1)        102 (1)       (3,138)       (5,543)
                                ---------    ---------          ------        -------         --------    ----------

  Net income  . . . . . . .     $   6,051    $  12,296          $ (754)       $(3,227)        $  5,297    $    9,069
                                =========    =========          ======        =======         ========    ==========

- ----------
*One UK pound sterling equivalent to $1.493, which represents the average exchange rate for the period.

(1)      To depreciate buildings straight-line over 50 years for GSG and PG.

(2) To amortize PG's historical goodwill balance straight-line over 40 years.

                      SERVICE CORPORATION INTERNATIONAL
               UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                     NINE MONTHS ENDED SEPTEMBER 30, 1994
                     Thousands, except per share amounts

                                                  H i s t o r i c a l                     P r o  F o r m a
                                                                         Other
                                             The                        Acquired                                Combined
                                           Company      GSG and PG      Companies       Adjustments               Total
                                        ------------   ------------    -----------     -------------         ------------
Revenues  . . . . . . . . . . . . . .   $    801,934   $     86,198    $    22,997     $      1,146  (A)     $    912,275

Costs and expenses  . . . . . . . . .       (558,737)       (69,938)       (20,105)            (770) (A)         (645,390)
                                                                                              2,878  (B)
                                                                                              3,757  (C)
                                                                                                (47) (D)
                                                                                             (4,407) (E)
                                                                                              2,502  (F)
                                                                                               (291) (G)
                                                                                               (232) (H)
                                        ------------   ------------    -----------     -------------         ------------
Gross profit  . . . . . . . . . . . .        243,197         16,260          2,892            4,536               266,885
General and administrative expenses .        (35,530)          -              -                -                  (35,530)
                                        ------------   ------------    -----------     ------------          ------------
Income from operations  . . . . . . .        207,667         16,260          2,892            4,536               231,355

Interest expense  . . . . . . . . . .        (53,464)        (1,337)          (812)            (165) (A)          (65,122)
                                                                                             (1,679) (B)
                                                                                                731  (I)
                                                                                             (7,278) (J)
                                                                                              8,382  (K)
                                                                                            (12,735) (L)
                                                                                              3,235  (M)
Dividends on convertible preferred
    stock of subsidiary   . . . . . .           -              -             -               (6,469) (N)           (6,469)
Other income  . . . . . . . . . . . .          7,767            201       -                 -                       7,968
                                        ------------   ------------   ------------     ------------           -----------
Income before income taxes  . . . . .        161,970         15,124          2,080          (11,442)              167,732

Provision for income taxes  . . . . .        (65,727)        (5,641)          (809)           4,010  (O)          (68,167)
                                        ------------   ------------   ------------     ------------           -----------
Net income  . . . . . . . . . . . . .   $     96,243   $      9,483   $      1,271     $     (7,432)          $    99,565
                                        ============   ============   ============     ============           ===========

Earnings per share:
    Primary . . . . . . . . . . . . .   $       1.12                                                          $      1.06
                                        ============                                                          ===========

    Fully Diluted . . . . . . . . . .   $       1.06                                                          $      1.00
                                        ============                                                          ===========

Primary weighted average
    number of shares  . . . . . . . .         86,215                                            272  (P)           94,187
                                        ============                                                          ===========
                                                                                              7,700  (Q)

Fully diluted weighted average
     number of shares . . . . . . . .         96,386                                            508  (P)          109,402
                                        ============                                                          ===========
                                                                                              7,700  (Q)
                                                                                              4,808  (R)

         NOTES TO THE UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Thousands)

(A) To record the acquisition of 5 separate businesses acquired at various dates by PG between January 1, 1993 and August 31, 1994 as if such acquisitions had occurred on January 1, 1994. Internally generated funds were used for the purchase of these businesses; however, for purposes of the unaudited pro forma combined statement of income, imputed interest expense, calculated on the purchase price, has been included at a rate of 6%, which approximates the Company's UK borrowing rate.

(B) To record a reduction to costs and expenses for the Other Acquired Companies based on results actually achieved by the Company for the periods subsequent to acquisition in the amount of $3,606, offset in part by additional costs and expenses of $728 resulting from the effect of applying purchase accounting adjustments, primarily amortization and depreciation.

         Interest expense was added for debt and convertible debentures, issued in the purchase of the Other Acquired Companies at stated rates. In addition, interest expense has been added for the cash portion of the purchase price assumed to be borrowed by the Company at a weighted average annual interest rate of 4.28%, which represented the weighted average borrowing rate under the Company's revolving credit facilities and commercial paper for the nine months ended September 30, 1994. At September 30, 1994, the borrowing rate under the revolving credit facilities and commercial paper was 5.03%.

(C) To eliminate corporate expenses, consisting primarily of duplicate personnel expenses, related to the acquisitions of GSG and PG.

(D) To record the depreciation expense (based on a 50 year useful life and straight-line depreciation) on GSG's funeral home buildings resulting from the estimated change in fair value over historical cost.

(E) To record the amortization of names and reputations (based on a 40 year straight-line amortization) created from the acquisition of PG by the Company.

(F)      To eliminate the historical GSG and PG goodwill amortization expense.

(G) To record the cost of GSG's cemetery and cremation memorialization interment rights sold.

(H) To record the estimated amortization expense expected to result from the costs and expenses associated with the LLC Preferred Securities Offering and the Senior Notes Offering.

(I) To eliminate the interest expense on GSG debt to be repaid by the Company.

(J) To record the estimated interest expense on the net amount borrowed under the UK Facilities in connection with the acquisition of GSG and PG ($200,000) as if such amount had been borrowed on January 1, 1994. This reflects the assumed repayment of a portion of the UK Facilities ($238,900) from the proceeds from the LLC Preferred Securities Offering ($150,000) and a portion of the net proceeds from the Common Stock Offering ($88,900). The estimated interest expense reflects a rate equal to the average UK pound sterling LIBOR rate (5.33%) plus 20 basis points for the eight months ended August 31, 1994. At September 30, 1994 the pound sterling LIBOR rate was 5.88%.

(K) To record the estimated reduction in interest expense resulting from the expected repayment of $261,114 of indebtedness under the Company's revolving credit facilities and/or commercial paper. The $261,114 reflects the repayment of a portion of the purchase price of GSG and PG ($37,680) and the use of $100,530 of net proceeds of the Common Stock Offering and all of the $198,264 net proceeds of the Senior Notes Offering. The reduction was calculated using a weighted average annual interest rate of 4.28%, which represents the Company's weighted average borrowing rate under the Company's revolving credit facilities and commercial paper for the nine months ended September 30, 1994.

(L) To record the estimated interest expense on the $200,000 notes being issued in the Senior Notes Offering at an assumed annual interest rate of 8.49%.

(M) To record the estimated reduction in net interest expense achieved from a planned cross currency hedging transaction as if such transaction had been entered into on January 1, 1994. This transaction will effectively convert $272,500 of U.S. fixed rate indebtedness into floating rate UK pound sterling indebtedness, raising SCI's total UK pound sterling exposure to $472,500, which is comparable to the size of the acquisitions of GSG and PG. Such transaction is assumed to allow the Company to receive fixed rate interest on the $272,500 at a weighted average rate of 8.38% and pay UK pound sterling LIBOR plus 41 basis point on $200,000 and pay UK pound sterling LIBOR on $72,500.

(N) To record the estimated dividends on the securities being issued in the LLC Preferred Securities Offering at an assumed annual dividend rate of 5.75%.

(O) To record the tax effect of the pro forma adjustments, including a $710 tax benefit from the amortization of deferred taxes resulting from indexed increases in the tax basis of UK assets.

(P) To give effect to the additional time period during which the Company common stock (in the case of the primary and fully diluted weighted average number of shares) and convertible debt (in the case of the fully diluted weighted average number of shares) issued during the period between January 1, 1994 and September 30, 1994 in respect to the acquisition of the Other Acquired Companies would have been outstanding if all of such acquisitions had occurred as of January 1, 1994.

(Q)      To reflect the issuance of 7,700 shares in the Common Stock Offering.

(R) To record the impact on the fully diluted weighted average number of shares of the LLC Preferred Securities Offering.

The following adjustments were made to the historical financials of GSG and PG in order to restate historical financial statements to US GAAP:

                                    Historic Amounts                                         As reported in Unaudited
                                Converted to US Dollars               Adjustments to            Pro Forma Combined
                                      in UK GAAP*                        US GAAP                Statement of Income
                                ----------------------          ------------------------     ------------------------
                                    GSG         PG                 GSG           PG              GSG           PG
                                ---------    ---------          ----------   -----------      ---------     ---------
  Revenues  . . . . . . . .     $  33,714    $  52,484          $  -          $   -            $  33,714    $  52,484

  Costs and expenses  . . .       (26,682)     (40,365)           (184) (1)      (205)(1)        (27,254)     (42,684)
                                                                  (388) (2)    (2,114)(2)

  Interest expense and other         (731)        (405)            -              -                 (731)        (405)

  Provision for income taxes       (2,079)      (3,689)             60  (1)        67 (1)         (2,019)       (3,622)
                                 --------    ---------          ------        -------          ---------    ----------

  Net income  . . . . . . .     $   4,222    $   8,025          $ (512)       $(2,252)         $   3,710    $    5,773
                                =========    =========          ======        =======          =========    ==========

- ----------
*One UK pound sterling equivalent to $1.52, which represents the average exchange rate for the eight months ended August 31, 1994.
(1)      To depreciate buildings straight-line over 50 years for GSG and PG.
(2) To amortize PG's historical goodwill balance straight-line over 40 years.

5.       DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES

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

The recognition of the September 30, 1994 balance in future funeral revenue is expected to occur in the following years based on actuarial assumptions as follows:

           1994  (remaining three months) . . . . . . . . . . . . .    $    32,420
           1995 . . . . . . . . . . . . . . . . . . . . . . . . . .        121,153
           1996 . . . . . . . . . . . . . . . . . . . . . . . . . .        112,805
           1997 . . . . . . . . . . . . . . . . . . . . . . . . . .        104,691
           1998 . . . . . . . . . . . . . . . . . . . . . . . . . .         96,871
           1999 and through 2003  . . . . . . . . . . . . . . . . .        371,412
           2004 and thereafter  . . . . . . . . . . . . . . . . . .        636,826
                                                                       -----------
                                                                       $ 1,476,178
                                                                       ===========

6.       DEBT
In July 1994, the Company's revolving credit agreements were amended to provide for borrowings up to $700,000 (previously $600,000). The 364 day portion supporting the commercial paper for $450,000 expires on July 26, 1995 and contains provisions for renewals. At the end of any term, the outstanding balance may be converted into a two year term loan. The committed portion for $250,000 expires July 22, 1997. The Company may in July of each year, commencing in 1995, extend the term of the $250,000 agreement for a year with the consent of all the banks. The interest rates are based generally on various indices determined by the Company. In addition, the Company pays a quarterly facility fee ranging from .08% to .125% on the commitment amount.
The terms of the revolving credit agreements include various convenants which provide, among other things, for the maintenance of a certain level of consolidated net worth, the maintenance of certain ratios and restrictions on certain payments. These credit agreements are to be used for general corporate purposes, including acquisitions, and support for the Company's selling of commercial paper.

         The Company's committed portion of the revolving credit loan agreement borrowings are approximately $220,000 at September 30, 1994 with a weighted average annual interest rate of 5.08%. The credit loan agreement was also used to support the selling of commercial paper totaling approximately $327,000 at September 30, 1994, with a weighted average annual interest rate of 4.99%. The credit loan agreement borrowings and the commercial paper are classified as long-term since it is the Company's intent to renew or refinance with long-term borrowings.

         Through September 30, 1994, the Company has issued $23,624 of registered convertible debentures at an approximate interest rate of 5%. These debentures have varying conversion prices from $26.17 through $33.84 and were used to fund acquisitions.

         At September 30, 1994, the Company's Canadian subsidiary has borrowed US $13,042 under its separate bank line of credit during 1994 to fund Canadian acquisitions. In September 1994, the Company's Australian subsidiary increased a line of credit with an Australian bank to US $18,500 and has borrowed US $9,620 through September 30, 1994.

         At September 30, 1994, the Company has borrowed US $312,462 under the UK Facilities described in note 4.

         On August 31, 1993, the Company entered a currency swap agreement with a bank that hedged the borrowings for the

Company's initial investment in its Australian subsidiary. As part of this agreement, the Company pays the bank a blended interest rate (6.84% at September 30, 1994) on Australian dollar $110,000 and receives a floating interest rate (5.12% at September 30, 1994) on US $73,590. This agreement expires December 29, 2000.

         On December 31, 1993, effective February 1, 1994, the Company entered into an interest rate swap agreement with a bank having a notional amount of US $150,000. This interest rate swap was partially unwound by the Company on May 19, 1994 by paying the bank a fee of $4,693. Such fee will be amortized into income through February 1, 1999. Under this agreement, the Company pays a floating interest rate (5.31% at September 30, 1994) on US $75,000 and receives a 5.36% fixed interest rate on US $75,000. This agreement terminates February 1, 1999.

         On February 17, 1994, effective March 1, 1994, the Company entered a currency swap agreement with a bank that hedged the borrowings for an additional Australian acquisition. Under this agreement, the Company pays the bank a fixed interest rate of 6.61% on Australian dollar $32,715 and receives a variable interest rate (4.11% at September 30, 1994) on US $23,414. This agreement expires March 1, 1999.

7.       SUPPLEMENTAL INFORMATION - NON-CASH TRANSACTIONS

                                                                            Nine Months Ended September 30,
                                                                               1994                 1993
     ------------------------------------------------------------------------------------------------------
     Common stock issued under restricted stock plans   . . . . . . .     $       1,802       $     14,393
     Debenture conversion   . . . . . . . . . . . . . . . . . . . . .             1,293             97,164
     Cumulative effect of change in accounting principles   . . . . .            -                   2,031


8.       RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the nine months ended September 30, 1994 was 3.32. For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges, and plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, one-third of rental expense which the Company considers representative of the interest factor in the rentals.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1993
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)

OVERVIEW:
The majority of the Company's funeral homes and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, including the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. The Company has approximately 160 clusters in North America and Australia, which range in size from two operations to 53 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

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


RESULTS OF OPERATIONS:
Segment information for the Company's three lines of business are as follows:

                                             Nine Months Ended September 30,                            Percentage
                                              1994                     1993                  Increase    Increase
   ---------------------------------------------------------------------------------------------------------------
   Revenues:
      Funeral   . . . . . . . . . . .      $ 535,140                $   436,425            $    98,715     22.6 %
      Cemetery  . . . . . . . . . . .        252,413                    205,062                 47,351     23.1
      Financial services  . . . . . .         14,381                     11,365                  3,016     26.5
                                           ---------                -----------            -----------
                                             801,934                    652,852                149,082     22.8
   Costs and expenses:
      Funeral   . . . . . . . . . . .        377,445                    309,615                 67,830     21.9
      Cemetery  . . . . . . . . . . .        173,031                    146,554                 26,477     18.1
      Financial services  . . . . . .          8,261                      6,695                  1,566     23.4
                                           ---------                -----------            -----------
                                             558,737                    462,864                 95,873     20.7
   Gross profit and margin percentage:
      Funeral   . . . . . . . . . . .        157,695    29.5 %          126,810  29.1 %         30,885     24.4
      Cemetery  . . . . . . . . . . .         79,382    31.4             58,508  28.5           20,874     35.7
      Financial services  . . . . . .          6,120    42.6              4,670  41.1            1,450     31.0
                                           ---------                -----------            -----------
                                           $ 243,197    30.3 %      $   189,988  29.1 %    $    53,209     28.0 %
                                           =========                ===========            ===========

Funeral
Funeral revenues were generated as follows:

                                                       Nine Months Ended
                                                         September 30,            Increase/       Percentage
                                                      1994            1993       (Decrease)        Increase
   ---------------------------------------------------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $   463,276    $  409,726    $   53,550          13.1%
   New clusters*  . . . . . . . . . . . . . .           50,698         7,977        42,721
                                                   -----------    ----------     ----------
      Total clusters  . . . . . . . . . . . .          513,974       417,703        96,271          23.0%
   Non-cluster and disposed operations  . . .           21,166        18,722         2,444
                                                   -----------    ----------    ----------
      Total funeral revenues  . . . . . . . .      $   535,140    $  436,425    $   98,715          22.6%
                                                   ===========    ==========    ==========


         The $53,550 increase in revenues at existing clusters was the result of 10,258 or 8.5% more funeral services performed and a $142 or 4.2% higher average sales price. Included in this increase was $35,661 in revenues from
locations acquired since the beginning of 1993.   It is anticipated that the
Company's revenue growth will primarily be generated from acquired operations (added to existing clusters and the creation of new clusters) as well as higher average sales prices.

         During the nine months ended September 30, 1994, the Company sold $173,004 of prearranged funeral services compared to $114,471 for the same period in 1993. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

Funeral costs were incurred as follows:

                                                       Nine Months Ended
                                                         September 30,            Increase/       Percentage
                                                      1994            1993       (Decrease)        Increase
   ---------------------------------------------------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $   302,606    $  268,815    $   33,791          12.6%
   New clusters*  . . . . . . . . . . . . . .           36,293         6,042        30,251
                                                   -----------    ----------    ----------
      Total clusters  . . . . . . . . . . . .          338,899       274,857        64,042          23.3%
   Non-cluster and disposed operations  . . .           17,086        15,880         1,206
   Administrative overhead  . . . . . . . . .           21,460        18,878         2,582
                                                   -----------    ----------    ----------
      Total funeral costs   . . . . . . . . .      $   377,445    $  309,615    $   67,830          21.9%
                                                   ===========    ==========    ==========

         Total funeral gross profit margin increased to 29.5% compared to 29.1% recorded last year. This gross profit margin improvement was achieved despite the large number of acquisitions, added to both existing and new clusters, which have occurred since the beginning of 1993. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced at the Company's existing locations. Acquisitions, since the beginning of 1993, accounted for $27,270 of the existing cluster cost increase. The improved gross profit margin for existing clusters reflects the increased revenues discussed above, without a corresponding percentage increase in costs at other funeral homes included in existing clusters. Administrative overhead costs related to funeral operations decreased to 4.0% of revenues in 1994 compared to 4.3% of revenues in 1993. The current period includes approximately $2,400 of gross profit (representing approximately one month of activity) from the UK acquisitions.



- ----------

*Represents new geographic areas entered into since the beginning of 1993 for the period that those businesses were owned by the Company.

Cemetery
Cemetery revenues were generated as follows:

                                                       Nine Months Ended
                                                         September 30,                            Percentage
                                                      1994            1993        Increase         Increase
   ---------------------------------------------------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $   231,090    $  193,839     $   37,251          19.2%
   New clusters*  . . . . . . . . . . . . . .           12,703         3,461          9,242
                                                   -----------    ----------     ----------
      Total clusters  . . . . . . . . . . . .          243,793       197,300         46,493          23.6%
   Non-cluster and disposed operations  . . .            8,620         7,762            858
                                                   -----------    ----------     ----------
      Total cemetery revenues   . . . . . . .      $   252,413    $  205,062     $   47,351          23.1%
                                                   ===========    ==========     ==========


         Revenues for the existing clusters increased primarily due to increased sales of lots, merchandise and services. Included in the existing cluster increase were $15,740 in increased revenues from cemeteries acquired since the beginning of 1993.


Cemetery costs were incurred as follows:

                                                       Nine Months Ended
                                                         September 30,            Increase/       Percentage
                                                      1994            1993       (Decrease)        Increase
   ---------------------------------------------------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $   149,302    $  127,694     $  21,608           16.9%
   New clusters*  . . . . . . . . . . . . . .            6,154         1,542         4,612
                                                   -----------    ----------     ---------
      Total clusters  . . . . . . . . . . . .          155,456       129,236        26,220           20.3%
   Non-cluster and disposed operations  . . .            5,890         6,044          (154)
   Administrative overhead  . . . . . . . . .           11,685        11,274           411
                                                   -----------    ----------     ---------
      Total cemetery costs  . . . . . . . . .      $   173,031    $  146,554     $  26,477           18.1%
                                                   ===========    ==========     =========


         Costs at existing clusters increased $21,608 due to an increase of $10,608 from cemeteries acquired since the beginning of 1993. Costs from other existing cluster cemeteries increased $11,000 due to the costs associated with the increased revenues discussed above. The cemetery gross margin increase of 31.4% this year compared to 28.5% last year reflects the strong revenue growth as well as continued cost control, particularly in selling expenses. Administrative overhead costs have decreased to 4.6% of revenues this year compared to 5.5% last year.


Financial Services
Financial service revenues and costs have increased as a result of increased loans outstanding. Improved interest rate spreads have increased the gross margin percentage to 42.6% this year from 41.1% last year. The average outstanding loan portfolio during the current year was $241,923 with an average interest rate spread of 3.48% compared to $209,393 and 3.24%, respectively, last year.



- ----------

*Represents new geographic areas entered into since the beginning of 1993 for the period that those businesses were owned by the Company.

Other Income and Expenses

General and administrative expenses increased by $7,504 or 26.8%. Of the increase, $4,274 is attributable to personnel expenses primarily in the form of incentive compensation and restricted stock costs. Professional fees have increased $2,380 in the current year primarily from legal costs associated with the ongoing informal investigation of the Company by the Commission (See Item
1. Legal Proceedings in Part II of this report). The remainder of the increase is derived primarily from corporate transportation and travel costs. As a percentage of revenues, general and administrative expenses were 4.4% this year compared to 4.3% last year.

         Interest expense, which excludes the amount incurred through financial service operations, increased $9,279 or 21.0% during the current year primarily due to increased borrowings and higher interest rates incurred under the Company's existing lines of credit and commercial paper primarily used to fund the Company's acquisition program. Also contributing to the increase in the current year was the issuance of $150,000 of 7.875% debentures issued by the Company in February 1993 and the recognition of $2,160 of interest expense associated with the recent acquisitions in the UK.

         The provision for income taxes has decreased to 40.6% from 41.7% last year primarily due to the enactment of the Omnibus Budget Reconciliation Act of 1993 (the "Act") in August 1993 which increased corporate tax rates retroactively to January 1, 1993. The 1993 period includes a $3,200 charge due to the Act.


                     THREE MONTHS ENDED SEPTEMBER 30, 1994
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1993
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)

RESULTS OF OPERATIONS:

Segment information for the Company's three lines of business are as follows:

                                             Three Months Ended September 30,                           Percentage
                                              1994                     1993                  Increase    Increase
   ---------------------------------------------------------------------------------------------------------------
   Revenues:
      Funeral   . . . . . . . . . . .      $  185,132               $   138,625            $    46,507     33.5 %
      Cemetery  . . . . . . . . . . .          87,637                    68,758                 18,879     27.5
      Financial services  . . . . . .           5,045                     4,049                    996     24.6
                                           ----------               -----------            -----------
                                              277,814                   211,432                 66,382     31.4
   Costs and expenses:
      Funeral   . . . . . . . . . . .         136,833                   102,950                 33,883     32.9
      Cemetery  . . . . . . . . . . .          60,958                    49,432                 11,526     23.3
      Financial services  . . . . . .           3,109                     2,453                    656     26.7
                                           ----------               -----------            -----------
                                              200,900                   154,835                 46,065     29.8

   Gross profit and margin percentage:
      Funeral   . . . . . . . . . . .          48,299     26.1 %         35,675  25.7 %         12,624     35.4
      Cemetery  . . . . . . . . . . .          26,679     30.4           19,326  28.1            7,353     38.0
      Financial services  . . . . . .           1,936     38.4            1,596  39.4              340     21.3
                                           ----------               -----------            -----------
                                           $   76,914     27.7 %    $    56,597  26.8 %    $    20,317     35.9 %
                                           ==========               ===========            ===========

Funeral
Funeral revenues were generated as follows:

                                                       Three Months Ended
                                                          September 30,                           Percentage
                                                      1994            1993        Increase         Increase
   ---------------------------------------------------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $   159,308    $   136,359    $   22,949          16.8%
   New clusters*  . . . . . . . . . . . . . .           19,331             71        19,260
                                                   -----------    -----------    ----------
      Total clusters  . . . . . . . . . . . .          178,639        136,430        42,209          30.9%
   Non-cluster and disposed operations  . . .            6,493          2,195         4,298
                                                   -----------    -----------    ----------
      Total funeral revenues  . . . . . . . .      $   185,132    $   138,625    $   46,507          33.5%
                                                   ===========    ===========    ==========

         The $22,949 increase in revenues at existing clusters was the result of 4,781 or 11.3% more funeral services performed and a $161 or 5.0% higher average sales price. Included in this increase was $13,236 in revenues from locations acquired after June 30, 1993. During the three months ended September 30, 1994, the Company sold $64,255 of prearranged funeral services compared to $44,329 for the same period in 1993. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed.

Funeral costs were incurred as follows:

                                                       Three Months Ended
                                                          September 30,                           Percentage
                                                      1994            1993        Increase         Increase
   ---------------------------------------------------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $   108,896    $   93,306     $  15,590           16.7%
   New clusters*  . . . . . . . . . . . . . .           14,927            37        14,890
                                                   -----------    ----------     ---------
      Total clusters  . . . . . . . . . . . .          123,823        93,343        30,480           32.7%
   Non-cluster and disposed operations  . . .            5,697         2,804         2,893
   Administrative overhead  . . . . . . . . .            7,313         6,803           510
                                                   -----------    ----------     ---------
      Total funeral costs   . . . . . . . . .      $   136,833    $  102,950     $  33,883           32.9%
                                                   ===========    ==========     =========

         The gross profit margin at existing clusters remained virtually constant for both periods primarily attributable to lower gross profit margins for the acquisitions added to the existing clusters after June 30, 1993. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced at the Company's existing locations. These acquisitions accounted for $10,361 of the existing cluster cost increase. Administrative overhead costs related to funeral operations when expressed as a percentage of revenues showed improvement to 4.0% this year from 4.9% last year. This helped the total funeral gross profit margin improve to 26.1% from 25.7% last year.




- ----------
*Represents new geographic areas entered into after June 30, 1993 for the period that those businesses were owned by the Company.

Cemetery
Cemetery revenues were generated as follows:

                                                       Three Months Ended
                                                          September 30,                           Percentage
                                                      1994            1993       Increase          Increase
   ---------------------------------------------------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $    83,006    $   66,627     $  16,379           24.6%
   New clusters*  . . . . . . . . . . . . . .            1,555         -             1,555
                                                   -----------    ----------     ---------
      Total clusters  . . . . . . . . . . . .           84,561        66,627        17,934           26.9%
   Non-cluster and disposed operations  . . .            3,076         2,131           945
                                                   -----------    ----------     ---------
      Total cemetery revenues   . . . . . . .      $    87,637    $   68,758     $  18,879           27.5%
                                                   ===========    ==========     =========

         Revenues for the existing clusters increased primarily due to
increased sales of lots, merchandise and services.   Included in the existing
cluster increase was $5,353 in increased revenues from cemeteries acquired after June 30, 1993.

Cemetery costs were incurred as follows:

                                                       Three Months Ended
                                                          September 30,           Increase/       Percentage
                                                      1994            1993       (Decrease)        Increase
   ---------------------------------------------------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $    54,156    $   43,675     $  10,481           24.0%
   New clusters*  . . . . . . . . . . . . . .              983        -                983
                                                   -----------    ----------     ---------
      Total clusters  . . . . . . . . . . . .           55,139        43,675        11,464           26.2%
   Non-cluster and disposed operations  . . .            2,354         1,953           401
   Administrative overhead  . . . . . . . . .            3,465         3,804          (339)
                                                   -----------    ----------     ---------
      Total cemetery costs  . . . . . . . . .      $    60,958    $   49,432     $  11,526           23.3%
                                                   ===========    ==========     =========


         Costs at existing clusters increased $10,481 due to an increase of $3,914 in costs from cemeteries acquired after June 30, 1993 and a increase of $6,567 from other existing cluster cemeteries. Lower gross profit margins for the cemeteries acquired after June 30, 1993 and included in existing clusters caused the gross profit margin for existing clusters to improve only slightly over last year. The improvement in existing cluster gross profit margin and decreased administrative overhead costs helped the total gross profit margin increase to 30.4% in the current quarter from 28.1% last year.


Financial Services

Financial service revenues and costs have increased as a result of increased loans outstanding. Improved interest rate spreads have increased the gross margin percentage. The average outstanding loan portfolio during the current quarter was $232,952 with an average interest rate spread of 3.54% compared to $219,254 and 3.31%, respectively, last year.




- ----------
*Represents new geographic areas entered into after June 30, 1993 for the period that those businesses were owned by the Company.

Other Income and Expenses

General and administrative expenses increased by $1,520 or 16.6%. Of the increase, $771 is attributable to personnel expenses primarily from incentive compensation and retirement plan accruals. The remainder of the increase is primarily derived from corporate transportation and travel costs. As a percentage of revenues, general and administrative expenses were 3.8% in the current quarter and 4.3% last year.

         Interest expense, which excludes the amount incurred through financial service operations, increased $5,711 or 37.3% during the current quarter primarily due to increased borrowings under the Company's existing lines of credit and commercial paper during the current quarter. Additionally, interest expense includes $2,160 related to the Company's recent acquisitions in the UK.

         The 1993 quarter includes a $3,200 charge to income tax expense representing the effect of enactment of the Act in August 1993.


FINANCIAL CONDITION AT SEPTEMBER 30, 1994:

In connection with the Company's acquisitions of GSG and PG, a subsidiary of the Company has obtained from separate lenders a UK pound sterling 185,000 loan facility and a UK pound sterling 100,000 line of credit, both, with interest calculated at a rate equal to UK pound sterling LIBOR plus 20 basis points.
The Company has guaranteed the UK Facilities. The acquisitions of GSG and PG are being financed on an interim basis principally with borrowings under the UK Facilities. The Company has borrowed US $312,462 at September 30, 1994 (included in "United Kingdom borrowings to be refinanced" on the Consolidated Balance Sheet).

         On November 1, 1994 a shelf registration statement relating to up to $1,000,000 of Company securities filed with the Commission was declared effective. The Company intends to proceed with an underwritten offering of 7,700,000 shares of common stock (excluding 1,155,000 shares subject to an underwriter's over-allotment option) and $200,000 of ten year senior notes.
In addition, SCI Finance intends to proceed with an underwritten offering of LLC Preferred Securities, which shares will be convertible into Company common stock. Substantially all of the proceeds from the sale of the LLC Preferred Securities and a portion of the proceeds from the sale of Company common stock will be used to repay debt incurred in connection with acquisitions of GSG and PG. After application of proceeds from the Common Stock Offering and the LLC Preferred Securities Offering, an aggregate of approximately $200,000 will be outstanding under the UK Facilities, which the Company intends to refinance with the proceeds from a note offering proposed to be made in the United Kingdom in early 1995. The proceeds from the sale of the Senior Notes Offering and the balance of the proceeds from the sale of Common Stock Offering will be used to repay amounts outstanding under existing credit facilities and / or retire commercial paper ($547,000 outstanding at September 30, 1994).

         At October 31, 1994, the Company had available approximately $271,500 of borrowing capacity under its various existing lines of credit (including amounts available under the UK Facilities). In addition to the sources of cash from operations and credit lines, the Company has 12,149,000 shares of common stock, $70,227 of guarantees of promissory notes and $74,382 of convertible debentures registered with the Commission to be used exclusively for future acquisitions.

         Included in accounts payable and accrued liabilities on the Consolidated Balance Sheet is approximately $97,000 representing the estimated future cost of purchasing the remaining outstanding shares of GSG and PG at September 30, 1994.


HEDGING TRANSACTIONS (SEE NOTE 6):

The Company has entered into hedging transactions to reduce its exposure to adverse fluctuations in interest and foreign exchange rates. While the hedging transactions are subject to risk of loss from changes in interest rates and exchange rates, these losses would generally be offset by gains on the exposures being hedged. The Company has realized US $1,093 losses on contracts entered into as hedge transactions since the beginning of 1993.
These realized losses were deferred and are being amortized into income over the remaining lives of the original transactions.

         At September 30, 1994, the Company has outstanding foreign currency and interest rate swaps in the notional amounts of

Australian dollar $142,715 and US $75,000.   As of September 30, 1994, net
unrealized losses before taxes from these hedging agreements were estimated to be US $7,000 (which is the estimated cost to terminate these hedging
agreements).   In the opinion of management, such losses were offset by the increased value of the exposures being hedged.

         The Company anticipates entering into a planned cross currency hedging transaction effectively converting $272,500 of U.S. fixed rate indebtedness into floating rate UK pound sterling indebtedness, raising the Company's total UK pound sterling exposure to US $472,500, which is comparable to the size of the acquisitions of GSG and PG. If such transaction is consummated the Company would receive fixed rate interest on US $272,500 and pay UK pound sterling LIBOR, plus some level of add-on basis points, on US $272,000.


OTHER MATTERS:
See Item 1. Legal Proceedings in Part II of this report for information regarding an informal investigation by the Commission.

                       SERVICE CORPORATION INTERNATIONAL
                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed by the Company, the staff of the Division of Enforcement of the Securities and Exchange Commission (the "Commission") has advised the Company that it is considering recommending to the Commission that it institute an administrative proceeding pursuant to Section 21C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), seeking cease and desist orders against the Company, R. L. Waltrip, Chairman of the Board and Chief Executive Officer, L. William Heiligbrodt, President and Chief Operating Officer, and Samuel W. Rizzo, Executive Vice President and Chief Financial Officer/Treasurer, for violations of certain reporting and disclosure requirements of the Exchange Act and the regulations promulgated thereunder. The recommendation under consideration by the staff arises out of the informal private investigation previously disclosed by the Company relating to, among other things, the change in the Company's accountants and the Company's Form 8-K dated March 31, 1993, as amended in April 1993, reporting such change. See Items 3 and 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
         The staff has offered the Company and the named individuals the opportunity to make a presentation with respect to the recommendation under consideration.

ITEM 5.

     The Company is considering the desirability and feasibility of an acquisition of Pompes Funebres Generales S.A. ("PFG"), which operates approximately 150 funeral homes or similar facilities and 750 other retail outlets in France and is the largest operator of funeral homes in France. Although the Company has had, and intends to continue, exploratory discussions with Lyonnaise des Eaux-Dumes S.A. ("Lyonnaise"), which controls approximately 66% of the stock of PFG, in regard to various potential transactions, Lyonnaise has advised the Company that it has no intention of selling its interest in PFG. The balance of the stock of PFG is publicly traded, and the current total market capitalization of PFG is approximately US $185 million. For the year ended December 31, 1993, PFG reported revenues of approximately US $565 million and net income of approximately US $20 million. Subsequent to December 31, 1993, PFG sold its 46% interest in PG to the Company. The results of PFG disclosed above include all of the revenues of PG during such period, and PFG's 46% interest in PG's net income. For the year ended December 31, 1993, PG reported revenues of approximately US $77.7 million and net income of approximately US $12.3 million. The operating margins of the funeral business in France historically have been substantially lower than the operating margins in the funeral business in North America and in the United Kingdom. The Company has retained an affiliate of J.P. Morgan Securities Inc. to assist it in its evaluation of PFG. Particularly in light of the statement by Lyonnaise that it has no intention of selling its interest in PFG, there can be no assurance that any transaction involving the Company and PFG will ultimately occur or as to the terms of any such transaction.

     In October 1994, the Company announced that it had acquired approximately 8.5% of the Class A Voting Shares and approximately 19.9% of the Class B Non-Voting Shares of Arbor Memorial Services Inc. ("Arbor"). Arbor owns 44 cemeteries and 21 crematoria in Canada. The Company, which acquired its position in Arbor as a strategic investment, is continuing to consider means to build its relationship with Arbor and may continue to increase its investment in Arbor. Subsequent to the announcement by the Company of its position in Arbor, the Company was advised by the Arbor stockholder who owns a majority of the Class A Voting Shares that he is not interested at this time in a transaction involving a sale of control of Arbor. For the year ended
October 31, 1993, Arbor reported revenues of approximately US $78.1 million and net income of approximately US $4.5 million.

     The financial data contained herein with respect to PFG, PG and Arbor is derived from such companies' publicly available information. Such data was not prepared in conformity with US GAAP, and the Company makes no representation with respect to the accuracy of such data or the comparability of such data to financial data of the Company or other US companies in the death care industry.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

      10.1         Service Corporation International ECI Stock Option Plan.

      10.2 Form of First Amendment to Salary Continuation Agreement (amending the Salary Continuation Agreements of L. William Heiligbrodt, W. Blair Waltrip, Samuel W. Rizzo and John W. Morrow).

      11.1         Computation of earnings per share.

      12.1         Ratio of earnings to fixed charges.

      27.1         Financial data schedule


   (b)  Reports on Form 8-K

There were no reports on Form 8-K during the three months ended September 30, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 1994
                                        SERVICE CORPORATION INTERNATIONAL



                                        By:      /s/  Samuel W. Rizzo
                                           -----------------------------------
                                                      Samuel W. Rizzo
                                              Executive Vice President Chief
                                                Financial Officer/Treasurer
                                               (Principal Financial Officer)

                              INDEX TO EXHIBITS


  10.1   Service Corporation International ECI Stock Option Plan.

  10.2 Form of First Amendment to Salary Continuation Agreement (amending the Salary Continuation Agreements of L. William Heiligbrodt, W. Blair Waltrip, Samuel W. Rizzo and John W. Morrow).

  11.1   Computation of earnings per share.

  12.1   Ratio of earnings to fixed charges.

  27.1   Financial data schedule.