Form 10-K
SERVICE CORPORATION INTERNATIONAL
filed 1995-03-31
CIK 89089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-K
                            ------------------------

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                 OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM             TO
                   COMMISSION FILE NUMBER 1-6402-1

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

            TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------     --------------------------------------------
        Common Stock ($1 par value)                        New York Stock Exchange
      Preferred Share Purchase Rights                      New York Stock Exchange
       6.5% Convertible Subordinated                       New York Stock Exchange
            Debentures due 2001
      $3.125 Term Convertible Shares,                      New York Stock Exchange
       Series A, of SCI Finance LLC,
       a subsidiary of the registrant
    10% Subordinated Debentures due 2000                   American Stock Exchange

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

                              Yes  /X/    No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $2,646,449,209 based upon a closing market price of $28.50 on March 24, 1995 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 24, 1995 was 95,916,424 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 1995 Annual Meeting of Shareholders (Part III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Service Corporation International was incorporated in Texas on July 5, 1962. The term "Company" or "SCI" includes the registrant and its subsidiaries, unless the context indicates otherwise.

     The Company is the largest provider of death care services and products in the world. At December 31, 1994, the Company operated 1,471 funeral homes, 220 cemeteries and 102 crematories located in 41 states, the District of Columbia, Australia, Canada and the United Kingdom. In addition, the Company provides capital financing to independent funeral home and cemetery operators.

     The Company has continued to expand through the acquisition of funeral homes and cemeteries, both domestically and internationally. In 1994, the Company acquired two of the largest publicly-traded United Kingdom funeral service companies. Including these acquisitions, the Company in 1994 acquired 674 funeral homes, 28 cemeteries and 24 crematories. The Company has acquired most of its present operations through acquisitions. For information regarding acquisitions of funeral home and cemetery operations, see Note 3 to the consolidated financial statements in Item 8 of this Form 10-K.

     For financial information about the Company's industry segments, including the identifiable assets of the Company by industry segments, see Note 15 to the consolidated financial statements in Item 8 of this Form 10-K.

FUNERAL AND CEMETERY OPERATIONS

     The Funeral and Cemetery Operations consist of the Company's funeral homes, cemeteries and related businesses. The operations are organized into six domestic regions and three foreign regions (Australia, Canada and the United Kingdom), each of which is under the direction of a regional president. Canadian operations are carried out by a public company which is approximately 70% owned by the Company. Local funeral home and cemetery managers, under the direction of the regional presidents, receive support and resources from headquarters in Houston and have substantial autonomy with respect to the manner in which services are conducted.

     The majority of the Company's funeral homes and cemeteries within a region are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, including the sharing of service personnel, vehicles, preparation services, clerical staff and certain building facility costs.

     Funeral Homes. The funeral homes provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral homes sell caskets, burial vaults, cremation receptacles, flowers and burial garments and certain funeral homes also operate crematories. The Company owns 94 funeral home/cemetery combinations and operates 54 flower shops engaged principally in the design and sale of funeral floral arrangements. These flower shops provide floral arrangements to some of the Company's funeral homes and cemeteries.

     The Company markets prearranged funeral services. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. The funds collected from prearranged funeral contracts are generally deposited into trust funds or are used to purchase life insurance or annuity contracts issued by third party insurers. Funds paid on prearranged funerals may not be withdrawn until death or cancellation by the customer. At December 31, 1994, the Company's unfulfilled prearranged funeral contracts, including accumulated trust fund earnings and increased benefits on insurance products, amounted to $1,519,582,000 of which $137,418,000 is estimated, based on actuarial assumptions, to be fulfilled in 1995. The unfulfilled prearranged funeral contracts at December 31, 1993 were $1,263,407,000. For additional information concerning prearranged funeral activities, see Notes 4 and 7 to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company has multiple funeral homes and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral homes and cemeteries operate under various names because most operations were acquired as existing businesses and continue to be operated under the same name as before acquisition.

     The death rate tends to be somewhat higher in the winter months and the funeral homes generally experience a higher volume of business during those months.

     In April 1984, the Federal Trade Commission (FTC) comprehensive trade regulation rule for the funeral industry became fully effective. The rule contains minimum guidelines for funeral industry practices, requires extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. A pre-existing consent order between the Company and the FTC applicable to certain funeral practices of the Company was amended in 1984 to make the substantive provisions of the consent order consistent with the funeral trade regulation rule. From time to time in connection with acquisitions, the Company has entered into consent orders with the FTC which have limited the Company's ability to make acquisitions in specified areas and/or which have required the Company to dispose of certain operations. The trade regulation rule and the consent orders have not had a materially adverse effect on the Company's operations.

     Cemeteries. The Company's cemeteries sell cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. The Company's cemeteries also perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematories.

     Cemetery sales are often made on a pre-need basis pursuant to contracts providing for monthly payments. A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual care trust funds. Earnings of perpetual care trust funds are used to defray the maintenance cost of cemeteries. In addition, all or a portion of the proceeds from the sale of pre-need cemetery merchandise may be required to be paid into trust funds. For additional information regarding cemetery trust funds, see Note 1 to the consolidated financial statements in Item 8 of this Form 10-K.

     Death Care Industry. The funeral industry is characterized by a large number of locally-owned, independent operations. The Company believes that there are in excess of 22,000, 500, 1,200 and 4,000 funeral homes operating in the United States, Australia, Canada and the United Kingdom, respectively. In order to compete successfully, the Company's funeral homes must maintain competitive prices, attractive, well-maintained and conveniently located facilities, a good reputation and high professional standards. Heritage and tradition can provide an established funeral home or cemetery with the opportunity for repeat business from client families. Furthermore, an established firm can generate future volume and revenues by marketing prearranged funeral services. Although the Company is the largest company in the funeral service industry, the Company currently owns less than 10% of the highly fragmented funeral service industry in North America.

     The cemetery industry is also characterized by a large number of locally-owned independent operations. The Company's cemetery properties compete with other cemeteries in the same general area. In order to compete successfully, the Company's cemeteries must maintain competitive prices, attractive and well-maintained properties, a good reputation, an effective sales force and high professional standards.

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

     Provident had $209,000,000 in loans outstanding at December 31, 1994 and unfunded loan commitments amounting to $10,068,000. Such loans outstanding decreased from $250,000,000 in loans outstanding at December 31, 1993. Provident obtains its funds primarily from the Company's variable interest rate bank borrowings.

     Provident is in competition with banks and other lending institutions, many of which have substantially greater resources than Provident. However, Provident believes that its knowledge of the death care industry provides it with the ability to make more accurate assessments of funeral home and cemetery industry loans, thereby providing Provident a competitive advantage in making such loans.

EMPLOYEES

     At December 31, 1994, the Company employed 12,619 persons on a full time basis and 6,137 persons on a part time basis. Of the full time employees 12,121 were in the Funeral and Cemetery Operations, nine were in Financial Services and 489 were in corporate services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans, and all eligible United States employees are participants in retirement plans of the Company or various subsidiaries.

     At December 31, 1994, 766 employees were covered by collective bargaining agreements. Although disputes are experienced from time to time, in general, relations with employees are considered satisfactory.

REGULATION

     The Company's various operations are subject to regulations, supervision and licensing under various federal, state, local and Australian, Canadian and United Kingdom statutes, ordinances and regulations. The Company believes that it is in substantial compliance with the significant provisions of such statutes, ordinances and regulations. See discussion of FTC funeral industry trade regulation and consent orders in "Funeral Homes" above.

ITEM 2. PROPERTIES.

     The Company's executive headquarters are located at 1929 Allen Parkway, Houston, Texas 77019, in a 12-story office building. A wholly-owned subsidiary of the Company owns an undivided one-half interest in the building and its parking garage. The property consists of approximately 1.3 acres, 250,000 square feet of office space in the building and 160,000 square feet of parking space in the garage. The Company leases all of the office space in the building pursuant to a lease that expires June 30, 1995 providing for monthly rent of $87,000. The rent is subject to escalation for all operating expenses above base year operating expenses. One half of the rent is paid to the wholly-owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. The Company owns and utilizes a three-story building at 1919 Allen Parkway, Houston, Texas 77019 containing 43,000 square feet of office space. The Company also owns the facilities of certain closed casket manufacturing operations.

     At December 31, 1994, the Company owned the real estate and buildings of 1,212 of its funeral home and cemetery locations and leased facilities in connection with 479 of such operations. In addition, the Company leased three aircraft pursuant to cancelable leases. At December 31, 1994, the Company operated 5,389 vehicles, of which 3,087 were owned and 2,302 were leased. For additional information regarding leases, see Note 8 to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company's 220 cemeteries contain an aggregate of approximately 17,500 acres of which approximately 57% are developed.

     The specialized nature of the Company's businesses requires that its facilities be well maintained and kept in good condition. Management believes that these standards are met.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is currently discussing with the staff of the Division of Enforcement ("Staff") of the Securities and Exchange Commission ("Commission") settlement of the matters arising out of the previously disclosed informal investigation by the Staff with respect to the Company's disclosure about the change in accountants. Such investigation was initially disclosed by the Company in May 1993. The Staff has advised that it intends to recommend to the Commission that it institute a cease and desist administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 with respect to the Company's disclosure in the March 31, 1993 Form 8-K, as amended, relating to the change in the Company's accountants. The Company had previously disclosed, initially in October 1994, that the Staff was considering such recommendation against the Company. The Staff has advised that, depending upon the outcome of the settlement discussions, the Staff will finalize its recommendation to the Commission as to whether Mr. Robert L. Waltrip, Chairman and Chief Executive Officer, Mr. L. William Heiligbrodt, President and Chief Operating Officer, and Mr. Samuel W. Rizzo, Executive Vice President, would be named as respondents in the proceeding. There is no assurance that the settlement discussions between the Company and the Staff will be satisfactorily concluded. In any event, the Commission will subsequently make the final determinations on any action recommended by the Staff in these matters. Also see
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 24, 1995 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                        YEAR FIRST
                                                                                          BECAME
             OFFICER NAME                AGE                   POSITION                 OFFICER(1)
---------------------------------------  ----   --------------------------------------  ----------
R. L. Waltrip..........................  (64)   Chairman of the Board and Chief            1962
                                                  Executive Officer
L. William Heiligbrodt.................  (53)   President and Chief Operating Officer      1988
W. Blair Waltrip.......................  (40)   Executive Vice President Operations        1980
John W. Morrow, Jr. ...................  (59)   Executive Vice President                   1989
                                                  Corporate Development
Jerald L. Pullins......................  (53)   Executive Vice President                   1992
                                                  European Operations
Samuel W. Rizzo........................  (59)   Executive Vice President                   1987
George R. Champagne....................  (41)   Senior Vice President                      1989
                                                  Chief Financial Officer
Glenn G. McMillen......................  (52)   Senior Vice President Australia            1993
James M. Shelger.......................  (45)   Senior Vice President General Counsel      1987
                                                and Secretary
Jack L. Stoner.........................  (49)   Senior Vice President Administration       1992
T. Craig Benson........................  (33)   Vice President Operations;                 1990
                                                President -- Investment Capital
                                                  Corporation, a subsidiary of the
                                                  Company
Gregory L. Cauthen.....................  (37)   Vice President Treasurer                   1995
Lowell A. Kirkpatrick, Jr. ............  (36)   Vice President Corporate Development       1994
Richard T. Sells.......................  (55)   Vice President Prearranged Sales           1987
Vincent L. Visosky.....................  (47)   Vice President Operational Controller      1989
Henry M. Nelly, III....................  (50)   President -- Provident Services, Inc.,     1989
                                                a subsidiary of the Company

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

     Mr. Cauthen joined the Company in February 1991 as Director/Taxation and was promoted in March 1993 to Managing Director/Taxation. Prior to joining the Company, Mr. Cauthen served as Vice President/ Taxes of First Interstate Bank from August 1988 to February 1991.

     Each officer of the Company is elected by the Board of Directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the Bylaws of the Company. Each officer of a subsidiary of the Company is elected by the subsidiary's board of directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the bylaws of the subsidiary. There is no family relationship between any of the persons in the preceding table except that W. Blair Waltrip is a son of R. L. Waltrip, that T. Craig Benson is a son-in-law of
R. L. Waltrip and that T. Craig Benson and W. Blair Waltrip are brothers-in-law.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 1994, there were 8,720 holders of record of the Company's common stock.

     The Company has declared 87 consecutive quarterly dividends on its common stock since it began paying dividends in 1974. The dividend rate is currently $.11 per share per quarter, or an indicated annual rate of $.44 per share. For the three years ended December 31, 1994, dividends per share were $.42, $.40 and $.39, respectively.

     The table below shows the Company's quarterly high and low common stock prices:

                                                            YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                    1994              1993              1992
                                                -------------     -------------     -------------
                                                HIGH     LOW      HIGH     LOW      HIGH     LOW
                                                ----     ----     ----     ----     ----     ----
First.........................................  28       24 3/4   21 5/8   17 7/8   18 3/8   15 5/8
Second........................................  25 7/8   22 1/2   22 1/8   18 1/2   18 3/4   16 1/8
Third.........................................  26 5/8   24 7/8   25 1/4   20 3/4   18 1/2   16 3/8
Fourth........................................  27 3/4   24 1/8   26 3/8   23 1/2   18 1/2   16 3/4

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

ITEM 6. SELECTED FINANCIAL DATA.

                                                     YEARS ENDED DECEMBER 31,*
                                   -------------------------------------------------------------
                                     1994         1993         1992         1991         1990
                                   ---------    ---------    ---------    ---------    ---------
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS)
Revenues.......................... $1,117,175   $ 899,178    $ 772,477    $ 643,248    $ 563,156
Income before income taxes and
  preferred dividend
  requirement.....................   219,021      173,492      139,336      108,872       99,432
Income available to common
  stockholders....................   131,045      101,061       86,536       73,372       60,218
Income available to common
  stockholders per share..........      1.51         1.21         1.13         1.03          .85
Dividends per share...............       .42          .40          .39          .37          .37
Total assets...................... 5,161,888    3,683,304    2,611,123    2,123,452    1,653,689
Long-term debt.................... 1,330,177    1,062,222      980,029      786,685      577,378
Convertible preferred shares of a
  subsidiary......................   172,500           --           --           --           --
Stockholders' equity.............. 1,196,622      884,513      683,097      615,776      434,323
Shares outstanding................    94,857       84,859       76,905       75,981       68,801
Ratio of earnings to combined
  fixed charges and preferred
  stock dividends**...............      3.13         3.19         3.03         2.82         2.62

---------------

 * The year ended December 31, 1993 reflects a change in accounting principles adopted January 1, 1993. The three years ended December 31, 1992 reflect results as historically reported.

** For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividends, earnings consist of income form continuing operations before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest and preferred stock dividends). Combined fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, one-third of rental expense which the Company considers representative of the interest factor in the rentals and preferred stock dividends. For purposes of determining combined fixed charges and preferred stock dividends, preferred stock dividends are calculated on the basis of the amount of pre-tax income required to pay preferred stock dividends.

SCI International Limited

     SCI International Limited ("International") is a wholly-owned subsidiary of the Company. International, through wholly owned subsidiaries, began operations in mid 1993 and owns the Company's operations in Australia and the United Kingdom as well as the Company's investment in Arbor Memorial Service, Inc. as described in Item 7 of this Form 10-K. In late 1994, International borrowed $216,315,000 from SCI Finance LLC ("Finance"), another subsidiary of the Company, and used or intends to use such funds to repay short-term bank borrowings which funded the Company's United Kingdom acquisitions. International pays Finance an annual interest rate of 6.25% on the outstanding balance.

     Set forth below is certain summary financial information for International.

                                                                        YEARS ENDED DECEMBER
                                                                                 31,
                                                                       -----------------------
                                                                          1994          1993
                                                                       ----------     --------
                                                                       (DOLLARS IN THOUSANDS)
Revenues.............................................................  $   99,033     $ 17,345
                                                                       ----------     --------
Gross profit.........................................................  $   30,068     $  5,185
                                                                       ----------     --------
Net income...........................................................  $    4,353     $  2,806
                                                                       ----------     --------

Current assets.......................................................  $  215,104     $  8,746
Non-current assets...................................................     885,417       91,982
                                                                       ----------     --------
Total assets.........................................................  $1,100,521     $100,728
                                                                       ----------     --------

Current liabilities..................................................  $  258,723     $  7,787
Non-current liabilities..............................................     805,939       70,084
                                                                       ----------     --------
Total liabilities....................................................  $1,064,662     $ 77,871
                                                                        =========     ========

Stockholder's equity.................................................  $   35,859     $ 22,857
                                                                        =========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AVERAGE SALES
        PRICES)

OVERVIEW:

     The majority of the Company's funeral homes and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company's operations to more efficiently handle the traditional wide fluctuations in the volume of funeral services and cemetery interments performed in a given time period. The Company's acquisitions are primarily concentrated within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in the North American and Australian operations and is proceeding with implementation in the recently acquired United Kingdom operations. The Company has approximately 160 clusters in North America and Australia, which range in size from two operations to 57 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

RESULTS OF OPERATIONS:

  Year Ended 1994 Compared to 1993

     Segment information for the Company's three lines of business are as follows:

                                    YEARS ENDED DECEMBER 31,
                                ---------------------------------                           PERCENTAGE
                                   1994                   1993                 INCREASE      INCREASE
                                ----------              ---------              --------     ----------
Revenues:
  Funeral.....................  $  754,408              $ 603,099              $151,309        25.1%
  Cemetery....................     343,521                280,421                63,100        22.5
  Financial services..........      19,246                 15,658                 3,588        22.9
                                ----------              ---------              --------
                                 1,117,175                899,178               217,997        24.2
Costs and expenses:
  Funeral.....................    (531,803)              (426,008)              105,795        24.8
  Cemetery....................    (233,295)              (200,682)               32,613        16.3
  Financial services..........     (10,882)                (9,168)                1,714        18.7
                                ----------              ---------              --------
                                  (775,980)              (635,858)              140,122        22.0
Gross profit margin and
  percentage:
  Funeral.....................     222,605     29.5%      177,091     29.4%      45,514        25.7
  Cemetery....................     110,226     32.1%       79,739     28.4%      30,487        38.2
  Financial services..........       8,364     43.5%        6,490     41.4%       1,874        28.9
                                ----------              ---------              --------
                                $  341,195     30.5%    $ 263,320     29.3%    $ 77,875        29.6
                                ==========              =========              ========

FUNERAL

Funeral revenues were as follows:

                                                  YEARS ENDED DECEMBER
                                                           31,
                                                  ---------------------                  PERCENTAGE
                                                    1994         1993       INCREASE      INCREASE
                                                  --------     --------     --------     ----------
Existing clusters...............................  $627,365     $562,231     $ 65,134        11.6%
New clusters*...................................    58,419       15,162       43,257
                                                  --------     --------     --------       -----
     Total clusters.............................   685,784      577,393      108,391        18.8%
United Kingdom..................................    39,277           --       39,277
Non-cluster and disposed operations.............    29,347       25,706        3,641
                                                  --------     --------     --------       -----
     Total funeral revenues.....................  $754,408     $603,099     $151,309        25.1%
                                                  ========     ========     ========       =====

The $65,134 increase in revenues at existing clusters was the result of an 8.0% increase in funeral services performed (175,284 compared to 162,287) and a 3.3% higher average sales price ($3,579 compared to $3,464). Included in this increase were $46,896 in increased revenues from locations acquired since the beginning of 1993. The death rate in North America has remained relatively constant for several years and is expected to remain at this rate for at least the near future; however, due to the increasing proportion of people over age 65 in the North American population, demand for funeral services should accelerate in the decades to come. It is anticipated that the Company's near term revenue growth will continue to be primarily generated from acquired operations (added to existing clusters and the creation of new clusters) as well as higher average sales prices from improved merchandising of funeral services and products as well as periodic price increases. The Company believes that future growth through acquisitions is likely. Despite being the largest company in the funeral service industry, the Company currently owns less than 10% of the highly fragmented funeral service industry in North America. The Company believes that there are several thousand potential

---------------

* Represents new geographic cluster areas entered into since the beginning of 1993 for the period that those businesses were owned by the Company.

acquisition candidates in North America. Additionally, the Company's recent Australian and United Kingdom acquisitions demonstrate an increased focus on international acquisition opportunities.

     The majority of new cluster revenue represents the Company's Australian operations which contributed $29,042 of the increase. The Company began operations in Australia in the latter half of 1993. The United Kingdom operations represent approximately four months of Company ownership.

     During the year ended December 31, 1994, the Company sold approximately $245,000 of prearranged funeral services compared to approximately $159,000 for the same period in 1993. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

     Funeral costs and expenses were as follows:

                                                  YEARS ENDED DECEMBER
                                                           31,
                                                  ---------------------                  PERCENTAGE
                                                    1994         1993       INCREASE      INCREASE
                                                  --------     --------     --------     ----------
Existing clusters...............................  $411,604     $367,285     $ 44,319        12.1%
New clusters*...................................    41,353       11,326       30,027
                                                  --------     --------     --------       -----
     Total clusters.............................   452,957      378,611       74,346        19.6%
United Kingdom..................................    29,909           --       29,909
Non-cluster and disposed operations.............    20,129       18,916        1,213
Administrative overhead.........................    28,808       28,481          327
                                                  --------     --------     --------       -----
     Total funeral costs and expenses...........  $531,803     $426,008     $105,795        24.8%
                                                  ========     ========     ========       =====

The gross profit margin for existing clusters declined slightly to 34.4% from 34.7% last year. Acquisitions since the beginning of 1993, included in existing clusters, accounted for $37,580 of the existing cluster cost increase and were the reason for the existing cluster gross profit margin decline. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy. This was especially noticeable given the large number of acquired operations incorporated into existing clusters in 1994 and 1993. The gross profit margin for those funeral operations in existing clusters that were acquired before 1993 increased to 35.6% in 1994 from 34.7% last year due to the increased revenues discussed above without a corresponding increase in personnel and other operating costs.

     The majority of new cluster costs represent the Company's Australian operations which contributed $19,544 of the increase. Contributing to the overall funeral gross profit margin improvement (29.5% compared to 29.4% last year) were reduced administrative overhead costs when expressed as a percentage of revenues.

CEMETERY

     Cemetery revenues were as follows:

                                                    YEARS ENDED DECEMBER
                                                            31,
                                                   ----------------------                 PERCENTAGE
                                                     1994         1993       INCREASE      INCREASE
                                                   ---------    ---------    --------     ----------
Existing clusters................................   $309,332     $262,643    $ 46,689        17.8%
New clusters*....................................     19,775        7,633      12,142
                                                    --------     --------    --------        ----
     Total clusters..............................    329,107      270,276      58,831        21.8%
United Kingdom...................................      3,316           --       3,316
Non-cluster and disposed operations..............     11,098       10,145         953
                                                    --------     --------    --------        ----
     Total cemetery revenues.....................   $343,521     $280,421    $ 63,100        22.5%
                                                    ========     ========    ========        ====

---------------

* Represents new geographic cluster areas entered into since the beginning of 1993 for the period that those businesses were owned by the Company.

     Revenues for existing clusters increased due to an increased volume of sales and higher average sales prices for property and merchandise. Included in the existing cluster increase were $16,395 in increased revenues from cemeteries acquired since the beginning of 1993. The Company plans to continue to emphasize the selling of preneed cemetery property and merchandise by maintaining an active and well-trained sales force. Additionally, future growth through acquisitions is considered likely. The majority of new cluster revenue represents the Company's Australian operations which contributed $10,033 of the increase.

     Cemetery costs and expenses were as follows:

                                                   YEARS ENDED DECEMBER
                                                           31,
                                                  ----------------------     INCREASE      PERCENTAGE
                                                    1994         1993       (DECREASE)      INCREASE
                                                  ---------    ---------    ----------     ----------
Existing clusters...............................   $195,886     $172,147     $ 23,739         13.8%
New clusters*...................................      9,706        3,962        5,744
                                                  ---------    ---------    ----------     ----------
     Total clusters.............................    205,592      176,109       29,483         16.7%
United Kingdom..................................      2,425           --        2,425
Non-cluster and disposed operations.............      7,749        7,978         (229)
Administrative overhead.........................     17,529       16,595          934
                                                  ---------    ---------    ----------     ----------
     Total cemetery costs and expenses..........   $233,295     $200,682     $ 32,613         16.3%
                                                   ========     ========     ========      ========

Costs at existing clusters increased $23,739 due to an increase of $12,296 from cemeteries acquired since the beginning of 1993. Costs from existing cluster cemeteries acquired before 1993 increased $11,443 due to the costs associated with the increased revenues discussed above. The majority of new cluster costs represent the Company's Australian operations which contributed $4,914 of the increase.

     The overall cemetery gross profit margin increase to 32.1% from 28.4% last year reflects the strong revenue growth as well as continued cost control in all major expense categories. The Company believes such gross profit margins are attainable in the future with continued aggressive sales programs and cost controls at both domestic and foreign cemeteries. Administrative overhead costs have decreased to 5.1% of revenues this year compared to 5.9% last year.

FINANCIAL SERVICES

     The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported a slightly improved interest rate spread and reduced administrative expense, when expressed as a percentage of revenue, which increased the gross profit margin percentage to 43.5% this year from 41.4% last year. The average outstanding loan portfolio during the current year was approximately $235,000 with an average interest rate spread of 3.4% compared to approximately $216,000 and 3.3%, respectively, last year.

OTHER INCOME AND EXPENSES

     Expressed as a percentage of revenues, general and administrative expenses were 4.6% in 1994 compared to 4.9% last year. These expenses increased by $7,994 or 18.3% during the year. Of the increase, $2,811 was attributable to personnel expenses primarily relating to incentive compensation and retirement plan costs. Professional fees increased $3,817 in the current year primarily from legal costs associated with the investigation of the Company by the Commission relating to the Company's change of accountants in 1993 and the Company's Form 8-K dated March 31, 1993, as amended in April 1993, reporting such change. The remainder of the increase was derived primarily from corporate transportation and travel costs.

     Interest expense, which excludes the amount incurred through financial service operations, increased $20,492 or 34.4% during the current year primarily from borrowings incurred to fund the Company's ongoing acquisition program. Increased borrowings and higher interest rates incurred under the existing lines of credit

---------------

* Represents new geographic cluster areas entered into since the beginning of 1993 for the period that those businesses were owned by the Company.

and commercial paper added $7,759. Also contributing to the increase was the recognition of $8,311 in interest expense associated with the recent acquisitions in the United Kingdom, $2,909 in increased interest expense from the Company's various debenture issues and $838 from the December 1994 issuance of $200,000 8.375% notes due in 2004.

     Other income (expense) declined in the current year primarily from fewer sales of excess real estate and businesses in 1994. The provision for income taxes reflected a 40.2% effective tax rate for 1994 as compared to a 40.6% effective tax rate in the prior year.

RESULTS OF OPERATIONS:

  Year Ended 1993 Compared to 1992

     For purposes of management's discussion and analysis of results of operations, all comparisons to 1992 reflect the pro forma effects of applying the new accounting principles discussed in note 2 to the consolidated financial statements as if the changes had occurred on December 31, 1991. The following table presents the condensed pro forma results for the year ended 1992:

                                                                       YEARS ENDED DECEMBER 31,
                                                                       -------------------------
                                                                                       UNAUDITED
                                                                       AS REPORTED     PRO FORMA
                                                                          1993           1992
                                                                       -----------     ---------
Revenues:
  Funeral............................................................   $  603,099     $ 532,914
  Cemetery...........................................................      280,421       217,100
  Financial services.................................................       15,658        10,741
                                                                        ----------     ---------
                                                                           899,178       760,755
Costs and expenses:
  Funeral............................................................     (426,008)     (379,223)
  Cemetery...........................................................     (200,682)     (164,188)
  Financial services.................................................       (9,168)       (6,632)
                                                                        ----------     ---------
                                                                          (635,858)     (550,043)
                                                                        ----------     ---------
Gross profit.........................................................   $  263,320     $ 210,712
                                                                        ==========     =========
Income before income taxes...........................................   $  173,492     $ 127,993
Income taxes.........................................................      (70,400)      (48,500)
                                                                        ----------     ---------
Income before cumulative effect of change in accounting principles...   $  103,092     $  79,493
                                                                        ==========     =========

     In 1993, total funeral revenues increased $70,185 or 13.2% over 1992. Funeral revenues were as follows:

                                                  YEARS ENDED DECEMBER
                                                           31,
                                                  ---------------------      INCREASE      PERCENTAGE
                                                    1993        1992*       (DECREASE)      INCREASE
                                                  --------     --------     ----------     ----------
Existing clusters...............................  $548,771     $497,092      $ 51,679         10.4%
New clusters**..................................    28,376        2,259        26,117
                                                  --------     --------      --------
     Total clusters.............................   577,147      499,351        77,796         15.6%
Non-cluster and disposed operations.............    25,952       33,563        (7,611)
                                                  --------     --------      --------         ----
     Total funeral revenues.....................  $603,099     $532,914      $ 70,185         13.2%
                                                  ========     ========      ========         ====

---------------

 * Unaudited pro forma.
** Represents new geographic cluster areas entered into since the beginning of 1992 for the period that those businesses were owned by the Company.

     The $51,679 increase in revenues at existing clusters was the result of 10,193 or 6.9% more funeral services performed and a $111 or 3.3% higher average sales price. Included in this increase is $29,281 in revenues from locations acquired during the two year period.

     During 1993, the Company sold approximately $159,000 of prearranged funeral services compared to approximately $119,000 for 1992. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed.

     Total funeral costs and expenses increased $46,785 or 12.3% in 1993. Funeral costs and expenses were as follows:

                                                   YEAR ENDED DECEMBER
                                                           31,
                                                  ---------------------      INCREASE      PERCENTAGE
                                                    1993        1992*       (DECREASE)      INCREASE
                                                  --------     --------     ----------     ----------
Existing clusters...............................  $357,118     $324,893      $ 32,225          9.9%
New clusters**..................................    21,571        1,755        19,816
                                                  --------     --------      --------         ----
          Total clusters........................   378,689      326,648        52,041         15.9%
Non-cluster and disposed operations.............    18,838       27,654        (8,816)
Administrative overhead.........................    28,481       24,921         3,560
                                                  --------     --------      --------         ----
          Total funeral costs and expenses......  $426,008     $379,223      $ 46,785         12.3%
                                                  ========     ========      ========         ====

     Existing cluster funeral costs, expressed as a percentage of revenues, were 65.1% which was slightly lower than the 65.4% recorded in 1992. This operating margin improvement was achieved despite the large number of acquisitions which occurred during the two year period. Typically, acquisitions will temporarily exhibit slightly lower operating margins than the Company's more established locations. These acquisitions accounted for $19,548 of the existing cluster cost increase. The improved gross profit margin reflects, as a percentage of revenues, reduced personnel costs (the largest funeral expense item) and merchandise costs. As a percentage of revenues, administrative overhead costs related to funeral operations remained at 4.7% in both years.

     Total cemetery revenues increased $63,321 or 29.2% over 1992. Cemetery revenues were as follows:

                                                   YEAR ENDED DECEMBER
                                                           31,
                                                  ---------------------      INCREASE      PERCENTAGE
                                                    1993        1992*       (DECREASE)      INCREASE
                                                  --------     --------     ----------     ----------
Existing clusters...............................  $254,343     $202,709      $ 51,634         25.5%
New clusters**..................................    14,818          946        13,872
                                                  --------     --------      --------         ----
          Total clusters........................   269,161      203,655        65,506         32.2%
Non-cluster and disposed operations.............    11,260       13,445        (2,185)
                                                  --------     --------      --------         ----
          Total cemetery revenues...............  $280,421     $217,100      $ 63,321         29.2%
                                                  ========     ========      ========         ====

     Revenues for the existing clusters increased due to increased sales volume, higher average contract prices and additional earnings from cemetery perpetual care and merchandise trust funds. Included in the existing cluster increase were $40,059 in increased revenues from cemeteries acquired during the two year period.

     Total cemetery costs and expenses increased $36,494 or 22.2% over the prior year. Cemetery costs and expenses were as follows:

                                                   YEAR ENDED DECEMBER
                                                           31,
                                                  ---------------------      INCREASE      PERCENTAGE
                                                    1993        1992*       (DECREASE)      INCREASE
                                                  --------     --------     ----------     ----------
Existing clusters...............................  $167,635     $141,178      $ 26,457         18.7%
New clusters**..................................     8,414          892         7,522
                                                  --------     --------      --------         ----
     Total clusters.............................   176,049      142,070        33,979         23.9%
Non-cluster and disposed operations.............     8,038       10,437        (2,399)
Administrative overhead.........................    16,595       11,681         4,914
                                                  --------     --------      --------         ----
     Total cemetery costs and expenses..........  $200,682     $164,188      $ 36,494         22.2%
                                                  ========     ========      ========         ====

     The entire increase in existing cluster costs results from increased costs at cemeteries acquired during the two year period. There was no increase in costs at other cemeteries included in existing clusters despite the sales increase discussed above. Cost containment in the areas of selling and maintenance expenses contributed to the lack of increase. Cemetery costs, expressed as a percentage of revenues, at existing clusters decreased to 65.9% this year from 69.6% in 1992. Administrative overhead costs have increased slightly, when expressed as a percentage of revenue, to 5.9% currently from 5.4% in 1992.

     Financial service revenues and costs increased in 1993 as a result of increased loans outstanding and improved interest rate spreads. The average outstanding loan portfolio during 1993 was approximately $216,000 with an average interest rate spread of 3.3% compared to approximately $144,000 and 2.6%, respectively, in 1992.

     General and administrative expenses increased by $5,013 or 13.0%. The increase is primarily attributable to compensation expense in connection with performance-based vesting of restricted stock grants to Company management. Vesting is based on a formula primarily tied to earnings per share growth.

     Interest expense, which excludes the amount incurred through financial service operations, increased $5,729 or 10.6% during 1993. In February 1993, the Company issued $150,000 of 7.875% debentures due in 2013. The proceeds were primarily used to repay existing credit agreement borrowings. Also in February 1993, the Company called the $100,000 6.5% convertible debentures originally issued in 1986. Holders of the debentures converted $97,164 into Company common stock at $17.33 per share (5,607,000 shares) with the remaining $2,836 redeemed in cash. Additionally, interest expense was reduced by decreased average interest rates on amounts borrowed under the Company's credit agreements during 1993 compared to 1992.

     Other income includes the recognition of gains from the sale of excess real estate and existing businesses during both periods.

     The effective tax rate has increased to 40.6% from 37.9% during 1992 primarily due to the enactment of the Omnibus Budget Reconciliation Act of 1993 in August 1993 which increased corporate tax rates retroactively to January 1, 1993. As a result of the new law, the Company's 1993 tax expense increased $2,431 from increased deferred income taxes and $1,700 from the higher corporate tax rate on 1993 earnings.

---------------

 * Unaudited pro forma.
** Represents new geographic cluster areas entered into since the beginning of 1992 for the period that those businesses were owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY AT DECEMBER 31, 1994:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In December 1994 the Company sold, through underwritten public offerings, 7,700,000 common shares at a net $24.70 per share, $200,000, 8.375% ten-year notes due in 2004 and $172,500, 6.25% term convertible preferred shares of a Company subsidiary. In January 1995, an additional 780,000 common shares were sold at a net $24.70 per share pursuant to an underwriters over-allotment provision. All of these securities were sold pursuant to a $1,000,000 shelf registration of securities filed with the Commission in November 1994. The net proceeds of these offerings were used in the Company's acquisition program or were used to repay existing bank debt. Presently, the Company may issue an additional $411,260 of securities under this shelf registration; however, there are no current plans for such issuance.

     The Company's current ratio is 1.25:1 at December 31, 1994 compared to 2.22:1 at December 31, 1993. This decline is caused by $204,759 of short-term bank borrowings used to fund the Company's recent United Kingdom acquisitions as well as $48,660 of medium-term notes payable within one year. Cash and cash equivalents have increased $197,519 due primarily from the issuance, in December 1994, of the $172,500 term convertible preferred shares of a Company subsidiary discussed above. The Company repaid the $204,759 short-term bank borrowings with available cash in the first quarter of 1995.

     Long-term debt has increased to $1,330,177 this year compared to $1,062,222 last year due primarily to the issuance of the $200,000 ten-year notes discussed above and $199,011 of additional bank borrowings used to fund the United Kingdom acquisition which were permanently refinanced in January 1995 with 8.72% fixed-rate, seven-year amortizing notes issued through a private offering. Primarily as the result of the issuance of the $200,000 ten-year notes, borrowings or issuances of commercial paper under the Company's $700,000 primary bank revolving credit agreements were reduced to $239,300 at December 31, 1994 compared to $385,000 at December 31, 1993. Including the impact of interest rate swaps (discussed in note 6 to the consolidated financial statements) the Company's overall debt outstanding is represented by 55% in fixed interest rate debt and 45% in variable interest rate debt, after the refinancing of the $199,011 and the repayment of the $204,759 of bank borrowings in the first quarter of 1995 discussed above. The Company believes that debt service is manageable at the current levels of debt outstanding. Interest rate coverage for 1995 should approximate the 3.42 coverage experienced in 1994. This interest rate coverage level has been consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded primarily with debt is a prudent business strategy given the stable cash flow generated and the impressive non-failure rate exhibited by these businesses. These acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

     The remaining increases in other long-term assets and liabilities are primarily the result of acquisition activity in 1994 (see note 3 to the consolidated financial statements).

     The increase in stockholders' equity in 1994 was the result of issuing 7,700,000 common shares discussed above. The remainder of the increase in stockholders' equity resulted primarily from higher retained earnings generated from the Company's net income after payment of common dividends.

     Cash flows continue to be impacted by the Company's aggressive acquisition of funeral homes and cemeteries. In addition, capital expenditures, including new construction of facilities and major improvements to existing properties, continue to require a significant amount of cash. Funds generated from the earnings of existing funeral and cemetery operations, together with unused lines of credit and $411,260 of available securities under the $1,000,000 shelf registration mentioned above or other available borrowings, are expected to be sufficient for the Company to continue its current acquisition and operating policies. At December 31, 1994, the Company had available approximately $544,000 of borrowing ability under its various credit lines.

     In addition to the sources of cash, the Company has 12,149,000 shares of common stock, $69,342 of guarantees of promissory notes and $74,382 of convertible debentures registered with the Commission to be used exclusively for future acquisitions.

PREARRANGED FUNERAL SERVICES

     The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust (45% of total funds) or are used to purchase a life insurance or annuity contract (55% of total funds). The principal amount of these prearranged funeral contracts will be received in cash by a Company funeral home at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance funded contracts also increase the amount of cash to be received and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products. The Company believes prearrangements add stability to the funeral service industry and will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total funerals performed annually approximates 20% and is expected to grow, thereby making the total number of funerals performed more predictable.

CREMATIONS

     In recent years there has been steady, gradual growth in the number of cremations that have been chosen as an alternative to traditional methods of disposal of human remains. According to industry studies, cremations currently account for approximately 20% of all dispositions in the United States. The Company's North American operations perform substantially more cremations than the national average. In 1994, slightly over 30% of all families served by the Company's North American funeral homes selected the cremation alternative. The Company has a significant number of operating locations in Florida and all along the west coast of North America where the cremation alternative continues to gain acceptance. Based on industry studies, the Company believes that cremations account for approximately 60% to 70% of all dispositions of human remains in Australia and in the United Kingdom. Though a cremation typically results in less sales dollars than a traditional funeral service, the Company believes that funeral operations which are predominantly cremation businesses typically have higher gross profit margin percentages than those exhibited at traditional funeral operations.

FOREIGN MATTERS

     The Company is considering the desirability and feasibility of an acquisition of Pompes Funebres Generales S.A. ("PFG"), which operates approximately 150 funeral homes or similar facilities and 750 other retail outlets in France and is the largest operator of funeral homes in France. Although the Company has had, and intends to continue, exploratory discussions with Lyonnaise des Eaux-Dumez S.A. ("Lyonnaise"), which controls approximately 66% of the stock of PFG, in regard to various potential transactions, Lyonnaise has advised the Company that it has no intention of selling its interest in PFG. In light of the statement by Lyonnaise that it has no intention of selling its interest in PFG, there can be no assurance that any transaction involving the Company and PFG will ultimately occur or as to the terms of any such transaction.

     The Company has acquired approximately 9.7% of the Class A common stock and approximately 19.9% of the Class B common stock of Arbor Memorial Services Inc. ("Arbor"). Arbor owns 44 cemeteries and 21 crematoriums in Canada. The Company, which acquired its position in Arbor as a strategic investment, is continuing to consider means to build its relationship with Arbor and may continue to increase its investment in Arbor. The Company has been advised by the Arbor stockholder who owns a majority of the Class A common stock that he was not currently interested in a transaction involving a sale of control of Arbor.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULES

                                                                                        PAGE
                                                                                        ----
Reports of Independent Accountants....................................................   17

Consolidated Statement of Income for the three years ended December 31, 1994..........   19

Consolidated Balance Sheet as of December 31, 1994 and 1993...........................   20

Consolidated Statement of Cash Flows for the three years ended December 31, 1994......   21

Consolidated Statement of Stockholders' Equity for the three years ended December 31,
  1994................................................................................   22

Notes to Consolidated Financial Statements............................................   23

Financial Statement Schedule:

II -- Valuation and Qualifying Accounts...............................................   42

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Service Corporation International

     We have audited the accompanying consolidated balance sheet of Service Corporation International as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. We have also audited the financial statement schedule for the years ended December 31, 1994 and 1993, listed in the index at item 8 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Corporation International as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for prearranged funeral contracts and cemetery sales and income taxes.

COOPERS & LYBRAND L.L.P.

Houston, Texas
March 10, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Service Corporation International

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Service Corporation International for the year ended December 31, 1992. Our audit also included the financial statement schedule for the year ended December 31, 1992 listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Service Corporation International and its cash flows for the year ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1992, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Houston, Texas
February 8, 1993

                       SERVICE CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1994          1993          1992
                                                          ----------     ---------     ---------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Revenues................................................  $1,117,175     $ 899,178     $ 772,477
Costs and expenses......................................    (775,980)     (635,858)     (550,422)
                                                          ----------     ---------     ---------
Gross profit............................................     341,195       263,320       222,055
General and administrative expenses.....................     (51,700)      (43,706)      (38,693)
                                                          ----------     ---------     ---------
Income from operations..................................     289,495       219,614       183,362
Interest expense........................................     (80,123)      (59,631)      (53,902)
Other income (expense)..................................       9,649        13,509         9,876
                                                          ----------     ---------     ---------
                                                             (70,474)      (46,122)      (44,026)
                                                          ----------     ---------     ---------
Income before income taxes..............................     219,021       173,492       139,336
Provision for income taxes..............................     (87,976)      (70,400)      (52,800)
                                                          ----------     ---------     ---------
Income before cumulative effect of change in accounting
  principles............................................     131,045       103,092        86,536
Cumulative effect of change in accounting principles
  (net of income tax)...................................          --        (2,031)           --
                                                          ----------     ---------     ---------
Net income..............................................  $  131,045     $ 101,061     $  86,536
                                                           =========     =========     =========
Earnings per share:
  Primary
     Income before cumulative effect of change in
       accounting principles............................  $     1.51     $    1.24     $    1.13
     Cumulative effect of change in accounting
       principles (net of income tax)...................          --          (.03)           --
                                                          ----------     ---------     ---------
  Net income............................................  $     1.51     $    1.21     $    1.13
                                                           =========     =========     =========
Fully diluted
  Income before cumulative effect of change in
     accounting principles..............................  $     1.43     $    1.19     $    1.07
  Cumulative effect of change in accounting principles
     (net of income tax)................................          --          (.02)           --
                                                          ----------     ---------     ---------
  Net income............................................  $     1.43     $    1.17     $    1.07
                                                           =========     =========     =========
Weighted average number of shares and equivalents.......      86,926        83,372        76,856
                                                           =========     =========     =========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                       (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents.........................................  $  218,341     $   20,822
  Receivables, net of allowances....................................     291,135        236,786
  Inventories.......................................................      60,897         45,211
  Other.............................................................      21,436          9,640
                                                                      ----------     ----------
          Total current assets......................................     591,809        312,459
                                                                      ----------     ----------
Prearranged funeral contracts.......................................   1,418,104      1,244,866
Long-term receivables...............................................     529,843        500,062
Cemetery property, at cost..........................................     748,639        417,050
Property, plant and equipment, at cost (net)........................     832,401        606,826
Deferred charges and other assets...................................     230,336        174,345
Names and reputations (net).........................................     810,756        427,696
                                                                      ----------     ----------
                                                                      $5,161,888     $3,683,304
                                                                      ==========     ==========

                              LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..........................  $  154,770     $   96,881
  Income taxes......................................................      39,084         18,695
  Current maturities of long-term debt..............................     277,709         24,982
                                                                      ----------     ----------
          Total current liabilities.................................     471,563        140,558
                                                                      ----------     ----------
Long-term debt......................................................   1,330,177      1,062,222
Deferred income taxes...............................................     238,088        146,968
Other liabilities...................................................     233,356        185,636
Deferred prearranged funeral contract revenues......................   1,519,582      1,263,407
Commitments and contingencies.......................................          --             --
Convertible preferred shares of subsidiary (stated at liquidation
  value of $50 per share)...........................................     172,500             --
Stockholders' equity:
  Common stock, $1 per share par value, 200,000,000 shares
     authorized, 94,857,060 and 84,859,110, respectively, issued
     and outstanding................................................      94,857         84,859
  Capital in excess of par value....................................     718,858        517,902
  Retained earnings.................................................     381,509        284,879
  Foreign translation adjustment....................................       1,398         (3,127)
                                                                      ----------     ----------
          Total stockholders' equity................................   1,196,622        884,513
                                                                      ----------     ----------
                                                                      $5,161,888     $3,683,304
                                                                      ==========     ==========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1994          1993          1992
                                                          ---------     ---------     ---------
                                                                 (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income..............................................  $ 131,045     $ 101,061     $  86,536
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization.........................     76,077        58,214        47,369
  Undistributed earnings of trusts......................         --            --       (17,959)
  Provision for deferred income taxes...................     27,490        29,235        13,324
  Gains from dispositions (net).........................     (2,143)       (7,076)       (3,237)
  Cumulative effect of change in accounting
     principles.........................................         --         2,031            --
  Change in assets and liabilities net of effects from
     acquisitions:
     (Increase) in receivables..........................   (103,935)      (35,520)      (10,962)
     Change in prearranged funeral contracts and
       associated deferred revenues.....................     42,446       (14,464)           --
     (Increase) decrease in other assets................    (35,983)        1,967           528
     Increase (decrease) in other liabilities...........     27,606        (9,826)       28,514
     Other..............................................       (159)        5,332         1,411
                                                          ---------     ---------     ---------
Net cash provided by operating activities...............    162,444       130,954       145,524
                                                          ---------     ---------     ---------
Cash flows from investing activities:
  Capital expenditures..................................    (81,090)      (59,585)      (66,820)
  Proceeds from sales of property and equipment.........     13,294        24,006        18,812
  Acquisitions..........................................   (307,587)     (175,753)     (117,737)
  Loans issued by finance subsidiary....................    (48,320)     (102,328)     (136,959)
  Principal payments received on loans by finance
     subsidiary.........................................     76,288        41,652        44,280
  Change in investments and other.......................     (5,042)       (2,367)      (23,000)
                                                          ---------     ---------     ---------
Net cash used in investing activities...................   (352,457)     (274,375)     (281,424)
                                                          ---------     ---------     ---------
Cash flows from financing activities:
  (Payments) borrowings under bank revolving credit.....   (108,200)       37,500       194,403
  Senior notes issued...................................    200,000            --            --
  Subordinated debentures issued........................         --       150,000            --
  Payments of debt......................................    (31,896)      (24,283)      (32,008)
  Convertible preferred shares of subsidiary issued.....    172,500            --            --
  Common stock issued...................................    189,726            --            --
  Repurchase of common stock............................         --        (1,637)       (6,569)
  Dividends paid........................................    (36,013)      (32,887)      (29,629)
  Exercise of stock options and other...................      1,415         4,297         2,534
                                                          ---------     ---------     ---------
Net cash provided by financing activities...............    387,532       132,990       128,731
                                                          ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents....    197,519       (10,431)       (7,169)
Cash and cash equivalents at beginning of year..........     20,822        31,253        38,422
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of year................  $ 218,341     $  20,822     $  31,253
                                                          =========     =========     =========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    CAPITAL
                                                       IN
                                                     EXCESS
                                                       OF                     UNREALIZED        FOREIGN
                                         COMMON       PAR       RETAINED    (DEPRECIATION)    TRANSLATION
                                          STOCK      VALUE      EARNINGS    OF INVESTMENTS    ADJUSTMENT
                                         -------    --------    --------    --------------    -----------
                                                              (DOLLARS IN THOUSANDS)
Balance at December 31, 1991...........  $75,981    $369,942    $168,371       $     --         $ 1,482
Add (deduct):
  Net income...........................                           86,536
  Repurchase of common stock...........     (398)     (1,974)     (4,197)
  Common stock issued:
     Stock option exercises and
       stock grants....................      589       9,150
     Acquisitions......................      733      12,120
  Dividends on common stock ($.39 per
     share)............................                          (30,213)
  Unrealized depreciation of
     investments.......................                                          (1,254)
  Foreign translation adjustment.......                                                          (3,771)
                                         -------    --------    --------    --------------    -----------
Balance at December 31, 1992...........   76,905     389,238     220,497         (1,254)         (2,289)
Add (deduct):
  Net income...........................                          101,061
  Repurchase of common stock...........      (66)       (388)     (1,183)
  Common stock issued:
     Stock option exercises and
       stock grants....................      995      18,899
     Acquisitions......................    1,418      17,432      (1,422)
     Debenture conversion..............    5,607      92,721
  Dividends on common stock ($.40 per
     share)............................                          (34,074)
  Unrealized depreciation of
     investments.......................                                           1,254
  Foreign translation adjustment.......                                                            (838)
                                         -------    --------    --------    --------------    -----------
Balance at December 31, 1993...........   84,859     517,902     284,879             --          (3,127)
Add (deduct):
  Net income...........................                          131,045
  Retirement of common stock...........      (32)       (773)
  Common stock issued:
     Common stock offering.............    7,700     182,026
     Stock option exercises and
       stock grants....................      226       3,675
     Acquisitions......................    2,033       7,458       2,729
     Debenture conversion..............       71       1,222
  Dividends on common stock ($.42 per
     share)............................                          (37,144)
  Foreign translation adjustment.......                                                           4,525
  Gain on sale of subsidiary stock and
     other.............................                7,348
                                         -------    --------    --------    --------------    -----------
Balance at December 31, 1994...........  $94,857    $718,858    $381,509       $     --         $ 1,398
                                         =======    ========    ========     ==========        ========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NOTE ONE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years have been made to conform to current period classifications.

     Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories: Inventories, consisting of funeral merchandise and cemetery property and merchandise, are stated at cost, which is not in excess of market, determined using average cost.

     Depreciation and Amortization: Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property, plant and equipment are depreciated over their useful lives ranging from seven to 50 years for property and plant while equipment is depreciated over a period from three to 20 years. For the three years ended December 31, 1994, depreciation expense was $35,546, $26,757 and $24,497, respectively. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired are amortized over the lives of the respective contracts.

     Funeral Operations: Funeral revenue is recognized when the funeral service is performed. The Company's trade receivables consist primarily of funeral services already performed. An allowance for doubtful accounts has been provided for those accounts based on historical experience. The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as a long-term asset with a corresponding credit to deferred prearranged funeral contract revenue. Allowances for customer cancellations are provided at the date of sale which reduces both the asset and deferred revenue based on historical experience. Prearranged funeral trust earnings and increasing insurance benefits are accrued and deferred until the service is performed and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Included in deferred prearranged funeral contract revenues are net obtaining costs, including sales commissions and certain other direct marketing costs, applicable to prearranged funeral contracts which are deferred and will be expensed when the service is performed. The aggregate costs deferred as of December 31, 1994 and 1993 were $53,962 and $32,518, respectively.

     Cemetery Operations: All cemetery interment right sales, together with associated merchandise, are recorded to income at the time contracts are signed. Costs related to the sales of interment rights include property and other costs related to cemetery development activities which are charged to operations using the specific identification method. Allowances for customer cancellations are provided at the date of sale based upon historical experience. Costs related to merchandise are based on actual costs incurred or estimates of future costs necessary to purchase the merchandise, including provisions for inflation when required. Pursuant to state law, all or a portion of the proceeds from the sale of cemetery merchandise may also be required to be paid into trust funds until such merchandise is purchased by the Company for the customer. Merchandise funds trusted at December 31, 1994 and 1993 were $176,071 and $133,583, respectively, which approximates fair value. The Company recognizes income on these merchandise trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to the unpurchased cemetery merchandise. Additionally, a portion of the proceeds from the sale of cemetery property is required by state law to be paid

                       SERVICE CORPORATION INTERNATIONAL
into perpetual care trust funds. Earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. Perpetual care funds trusted at December 31, 1994 and 1993 were $216,706 and $197,969, respectively, which approximates fair value. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. For the three years ended December 31, 1994, the earnings recognized from all cemetery trusts were $24,456, $23,721 and $18,910, respectively.

     Names and Reputations: The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in "Names and reputations" and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Many of the Company's acquired funeral homes have been providing high quality service to client families for many years and such loyalty often forms the basic valuation of a funeral business. The amortization charged against income was $15,495, $10,339 and $9,601 for the three years ended December 31, 1994, respectively. Fair values are determined by management or independent appraisals.

     Derivatives: Derivative financial instruments are periodically entered into by the Company to hedge exposure to fluctuations in interest and foreign exchange rates. The Company does not trade in financial instruments and is not a party to leveraged derivatives. These financial instruments are with major financial institutions and the Company does not anticipate any credit risk because of nonperformance. While the hedging transactions are subject to risk of loss from changes in interest rates and foreign exchange currency rates, such losses would generally be offset by gains on the exposures being hedged. The amounts exchanged by the parties are normally based on the notional amounts and other terms of the derivatives, which relate to interest rates and foreign exchange rates. The value of derivatives is derived from those underlying parameters. Income and expense are accrued in the same category as that arising from the related asset or liability, therefore amounts to be paid or received under interest rate swap agreements are recognized as a charge or credit to interest expense in the periods in which they accrue. Net deferred gains and losses on the early termination of interest rate swaps ($1,093 in net losses) are being amortized into interest expense over the remaining lives of the original agreement.

NOTE TWO

CHANGE IN ACCOUNTING PRINCIPLES

     Effective January 1, 1993, the Company changed the following accounting principles:

          (a) All price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as a long-term asset with a corresponding credit to deferred prearranged funeral contract revenues. Insurance funded contracts were previously disclosed in a note to the consolidated financial statements and certain trust funded contracts were previously included under other captions in the consolidated balance sheet. This change had no effect on the existing policy of recognizing revenue when the funeral service is performed.

          (b) Prearranged funeral trust earnings previously recognized as current income are now deferred until the funeral service is performed. Increasing benefits under insurance funded contracts are now accrued and deferred until the funeral service is performed.

          (c) All sales of cemetery interment rights and other related products are recorded as revenues when customer contracts are signed with concurrent recognition of related costs. Allowances for customer cancellations are provided at the date of sale based upon historical experience. Previously, certain sales were generally deferred under accounting principles prescribed for sales of real estate. Under the Company's application of this method of accounting for sales of real estate, revenues and costs were deferred until 20% of the contract amount had been collected.

                       SERVICE CORPORATION INTERNATIONAL

          (d) Funds held in perpetual care cemetery trusts were previously included on the consolidated balance sheet, whereas now such amounts are excluded.

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

     On an unaudited pro forma basis retroactive application using the changed accounting principles on the year ended December 31, 1992, resulted in $79,493 of net income and $1.03 and $.99 primary and fully diluted earnings per share, respectively. The cumulative effect of these changes resulted in an after tax charge of $2,031 or $.03 per share on January 1, 1993.

     The Company also adopted Statement of Financial Accounting Standards ("FAS") 109 "Accounting for Income Taxes" effective January 1, 1993 with no material impact on the financial position or results of operations.

NOTE THREE

ACQUISITIONS

     In 1994 the Company acquired the two largest publicly-traded funeral service providers in the United Kingdom, Great Southern Group plc and Plantsbrook Group plc. These firms owned a combined 534 funeral homes, 13 crematories and two cemeteries. The purchase price of approximately $508,000 was primarily funded by two short-term bank facilities in the United Kingdom (subsequently repaid or refinanced with long-term securities in 1995), other revolving credit borrowings and debt assumed by the Company. Both acquisitions were accounted for as purchases and the results of operations have been consolidated with the Company since September 1, 1994.

                       SERVICE CORPORATION INTERNATIONAL

     The following table is a summary of acquisitions made during the two years ended December 31, 1994 accounted for as purchases:

                                                                       1994         1993
                                                                     ---------    ---------
    Number acquired:
      Funeral homes...............................................         674          124
      Cemeteries..................................................          28           21
    Purchase price................................................    $814,493     $220,532

     The purchase price in both years consisted primarily of combinations of cash, Company stock, issued and assumed debt and the retirement of loans receivable issued by the Company's finance subsidiary, Provident Services, Inc. ("Provident").

     The effect of acquisitions on the consolidated balance sheet at December 31, was as follows:

                                                                      1994          1993
                                                                    ---------     --------
    Current assets................................................  $  43,754     $ 19,356
    Prearranged funeral contracts.................................    126,721       59,932
    Long-term receivables.........................................     (9,363)      15,699
    Cemetery property.............................................    323,633      137,563
    Property, plant and equipment.................................    195,289       80,547
    Deferred charges and other assets.............................      4,721       (3,109)
    Names and reputations.........................................    398,583       32,090
    Current liabilities...........................................   (265,573)     (11,895)
    Long-term debt................................................   (249,133)     (28,444)
    Deferred income taxes and other liabilities...................   (104,935)     (49,156)
    Deferred prearranged funeral contract revenues................   (143,890)     (59,402)
    Stockholders' equity..........................................    (12,220)     (17,428)
                                                                    ---------     --------
      Cash used for acquisitions..................................  $ 307,587     $175,753
                                                                    =========     ========

     The following unaudited pro forma information assumes that the acquisition by the Company of all operations acquired during 1993 and 1994 took place on January 1, 1993. This information also assumes that the net proceeds from the Company's December 1994 public offerings of Company common stock, 8.375% notes and convertible preferred shares of a subsidiary were issued at the beginning of 1993 and such proceeds were used to repay portions of the Company's existing revolving credit lines and temporary United Kingdom bank borrowings. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                     1994           1993
                                                                  ----------     ----------
                                                                         (UNAUDITED)
    Revenues....................................................  $1,253,329     $1,183,763
                                                                  ==========     ==========
    Net income..................................................  $  137,784     $  119,354*
                                                                  ==========     ==========
    Primary earnings per common share...........................  $     1.44     $     1.26*
                                                                  ==========     ==========

---------------
* Before cumulative adjustment for change in accounting principles.

                       SERVICE CORPORATION INTERNATIONAL

NOTE FOUR

PREARRANGED FUNERAL CONTRACTS

     At December 31, 1994, amounts due from trust funded contracts ($639,727) and amounts due from insurance funded contracts ($778,377) are available to the Company at the time the funeral services are performed and are shown net of estimated cancellations. The cancellation rate is based on historical experience equivalent to approximately 8% of the total balance. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through December 31, 1994. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws.

NOTE FIVE

INCOME TAXES

     The provision for income taxes includes United States income taxes, determined on a consolidated return basis, foreign and state and local income taxes.

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Income before income taxes:
      United States....................................  $198,961     $157,004     $130,971
      Foreign..........................................    20,060       16,488        8,365
                                                         --------     --------     --------
                                                         $219,021     $173,492     $139,336
                                                         ========     ========     ========

    Provision for income taxes:
    Current:
      United States....................................  $ 43,290     $ 29,449     $ 31,432
      Foreign..........................................     9,443        6,083        4,257
      State and local..................................     7,753        5,633        3,787
                                                         --------     --------     --------
                                                           60,486       41,165       39,476
                                                         --------     --------     --------

    Deferred:
      United States....................................    25,282       26,245       11,119
      Foreign..........................................      (219)        (512)        (120)
      State and local..................................     2,427        3,502        2,325
                                                         --------     --------     --------
                                                           27,490       29,235       13,324
                                                         --------     --------     --------
    Total provision....................................  $ 87,976     $ 70,400     $ 52,800
                                                         ========     ========     ========

     During the three years ended December 31, 1994, tax expense resulting from allocating certain tax benefits directly to capital in excess of par totaled $1,223, $1,197 and $339, respectively.

                       SERVICE CORPORATION INTERNATIONAL

     The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Computed tax provision at the applicable federal
      statutory income tax rate...........................  $76,658     $60,722     $47,375
    State and local taxes, net of federal income tax
      benefits............................................    6,617       5,930       4,034
    Dividends received deduction and tax exempt
      interest............................................   (1,425)     (1,767)     (2,129)
    Amortization of names and reputations.................    3,807       3,426       3,226
    Enacted tax rate increase for deferred income taxes...       --       2,431          --
    Foreign tax rate difference...........................    2,144         (26)      1,308
    Other.................................................      175        (316)     (1,014)
                                                            -------     -------     -------
      Provision for income taxes..........................  $87,976     $70,400     $52,800
                                                            =======     =======     =======
    Total effective tax rate..............................    40.2%       40.6%       37.9%
                                                            =======     =======     =======

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted and among other changes, the Act increased the top United States corporate income tax rate to 35% from 34% effective January 1, 1993. The provision for income taxes for the year ended December 31, 1993 includes an adjustment to deferred taxes under FAS 109 of $2,431 related to this increase in the corporate tax rate.

     Deferred tax assets and liabilities as of December 31 were as follows:

                                                                       1994         1993
                                                                     --------     --------
    Receivables, principally due to sales of cemetery interment
      rights and related products..................................  $ 85,532     $ 75,064
    Inventories and cemetery property, principally due to purchase
      accounting adjustments.......................................   173,430       79,029
    Property, plant and equipment, principally due to depreciation
      and to purchase accounting adjustments.......................    72,194       65,454
    Other..........................................................        --        1,547
                                                                     --------     --------
      Deferred tax liabilities.....................................   331,156      221,094
                                                                     --------     --------
    Deferred revenue on prearranged funeral contracts, principally
      due to earnings from trust funds.............................   (42,704)     (45,833)
    Accrued liabilities............................................   (17,577)     (11,644)
    Carry-forwards and foreign tax credits, principally related
      to acquired subsidiaries.....................................   (11,592)      (6,987)
                                                                     --------     --------
      Deferred tax assets..........................................   (71,873)     (64,464)
                                                                     --------     --------
      Valuation allowance..........................................     5,390        1,748
                                                                     --------     --------
      Net deferred income taxes....................................  $264,673     $158,378
                                                                     ========     ========

     Current refundable income taxes and foreign current deferred tax assets are included in other current assets, with current taxes payable and current deferred taxes being reflected as "Income taxes" on the consolidated balance sheet.

     United States income taxes have not been provided on $60,881 of undistributed earnings of foreign subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

                       SERVICE CORPORATION INTERNATIONAL

     As of December 31, 1994, the Company has United States foreign tax credit carry-forwards of $3,736 and federal net operating loss carry-forwards of $2,745 principally related to acquired subsidiaries which will expire in the years 1998 through 2009.

     Various subsidiaries have state operating loss carry-forwards of $41,260 with expiration dates through 2009.

     The Company believes that some uncertainty exists with respect to future realization of these tax credit and loss carry-forwards, therefore a valuation allowance has been established for the carry-forwards not expected to be realized. The increase in the valuation allowance is primarily attributable to the foreign tax credits.

     Actual cash disbursements for income taxes and other tax assessments during the three years ended December 31, 1994, totaled $69,555, $46,557 and $33,973 respectively.

NOTE SIX

DEBT

Debt at December 31, was as follows:

                                                                    1994          1993
                                                                  ---------     ---------
    Bank revolving credit agreements, $471,700 available at
      December 31, 1994.........................................  $ 276,800     $ 385,000
    United Kingdom bank borrowings repaid or refinanced in
      1995......................................................    403,770            --
    8.375% notes due in 2004....................................    200,000            --
    Medium term notes, maturity through 2019, fixed average
      interest rate of 9.7%.....................................    234,700       248,000
    6.5% convertible subordinated debentures, due in 2001,
      conversion price of $20.74 per common share,
      redeemable after August, 1995.............................    172,500       172,500
    7.875% debentures, due in 2013..............................    150,000       150,000
    8% convertible debentures, due in 2006, conversion price is
      $18 per common share......................................     14,939        16,082
    5.0% convertible debentures interest rates range from
      4% -- 5%, due through 2004, conversion price ranges from
      $22.50 -- $33.84..........................................     25,618        12,897
    Mortgage notes payable with maturities through 2013, average
      interest rate is 8.1%.....................................     69,684        63,769
    Other.......................................................     59,875        38,956
                                                                 ----------    ----------
    Total debt..................................................  1,607,886     1,087,204
    Less current maturities.....................................   (277,709)      (24,982)
                                                                 ----------    ----------
              Total long-term debt.............................. $1,330,177    $1,062,222
                                                                 ==========    ==========

     The Company's primary revolving credit agreements provide for borrowings up to $700,000. The 364 day portion supporting commercial paper issues for $450,000 expires on July 26, 1995 and contains provisions for renewals. At the end of any term, the outstanding balance may be converted into a two year term loan. The committed loan portion for $250,000 expires July 22, 1997. The Company may in July of each year, commencing in 1995, extend the term of the $250,000 agreement for a year with the consent of all participating banks. The interest rates are based generally on various indices determined by the Company. In addition, the Company pays a quarterly facility fee ranging from .08% to .125% on the commitment amount. The terms of these revolving credit agreements include various covenants which provide, among other things,

                       SERVICE CORPORATION INTERNATIONAL
for the maintenance of a certain level of consolidated net worth, the maintenance of certain ratios and restrictions on certain payments. At December 31, 1994 $239,300 was outstanding under these agreements. The average interest rates incurred for amounts borrowed under these agreements for the two years ended December 31, 1994 were 4.6% and 3.5%, respectively.

     The Company's Canadian subsidiary has a US $21,500 line of credit with a Canadian bank and has borrowed US $16,500 at December 31, 1994. This line requires the payment of a .25% commitment fee on the unused balance and expires on July 30, 1995. Interest rates are based on various indices determined by the Company. The Company's Australian subsidiary has a US $27,000 line of credit with an Australian bank and has borrowed US $21,000 at December 31, 1994. This line requires a .15% commitment fee on the unused balance and expires March 31, 1995. Interest rates are calculated at .55% above quoted bank bill buying rates.

     To accommodate the Company's 1994 United Kingdom acquisitions, two short term facilities were secured providing the Company with borrowings up to US $446,000. The interest on these facilities is calculated at a rate equal to the United Kingdom pound sterling LIBOR rate plus 20 basis points. Both facilities expire in 1995. Amounts outstanding under these two facilities were repaid in the first quarter of 1995.

     At December 31, 1994 current maturities include $204,759 (6.16% weighted average interest rate) of the United Kingdom bank borrowings that were repaid during the first quarter of 1995 ($199,011 of such borrowings were classified as long-term and were permanently refinanced in January 1995 with 8.72% fixed rate, seven-year amortizing notes issued through a private offering).

     In December 1994, the Company issued, through an underwritten public offering, $200,000 in notes at an original discount price of 99.247%. The notes are considered senior debt and are not redeemable by the Company prior to maturity. The Company used the net proceeds of this issue to repay existing debt outstanding under the Company's bank revolving credit agreements.

     The Company has outstanding $234,700 in medium term notes with maturities from five months to 25 years which are not callable prior to maturity. The average remaining maturity for the notes is approximately 14 years. In 1995, $48,660 of medium term notes are scheduled to be repaid.

     In October 1991, the Company issued $172,500 of convertible subordinated debentures with a conversion price of $20.74 and subordinated to certain present and future indebtedness of the Company.

     The $150,000 of 7.875% debt was issued in February 1993 and is considered senior debt and is not redeemable prior to maturity.

     The Company also has a bank line of credit for $100,000 (all available at December 31, 1994) at rates similar to the primary revolving credit agreements. This line may be withdrawn at any time at the option of the bank.

     Some of the Company's facilities and cemetery properties are pledged as collateral for the mortgage notes.

     Additionally, at December 31, 1994, the Company had $36,227 letters of credit outstanding primarily to guarantee funding of certain insurance claims.

     The aggregate principal payments on debt for the five years subsequent to December 31, 1994, excluding amounts due to banks under revolving credit loan agreements are: 1995-$277,709; 1996-$23,496; 1997-$51,603; 1998-$19,529; and
1999-$21,815.

     Cash interest payments for the three years ended December 31, 1994 totaled $77,334, $61,062 and $60,590, respectively.

                       SERVICE CORPORATION INTERNATIONAL

DERIVATIVES:

     In 1993, the Company entered a currency swap agreement with a bank that hedged the borrowings and net investment related to the Company's initial investment in Australia. As part of this agreement, the Company pays the bank a blended interest rate (6.84% at December 31, 1994) on Australian dollar $110,000 and receives a floating interest rate (5.12% at December 31, 1994) on US $73,590. On December 29, 2000 the Company will pay Australian dollar $110,000 to the bank and receive US $73,590. In 1994, the Company entered a currency swap agreement with a bank that hedged the borrowings and net investment related to an additional Australian acquisition. Under this agreement, the Company pays the bank a fixed interest rate of 6.61% on Australian dollar $32,715 and receives a variable interest rate (4.11% at December 31, 1994) on US $23,414. On March 1, 1999 the Company will pay Australian dollar $32,715 to the bank and receive US $23,414. In 1994, the Company entered into an interest rate swap agreement with a bank having a notional amount of US $150,000. This agreement was partially unwound by the Company in May 1994 by paying the bank a fee of $4,693. Such fee will be amortized into interest expense through February 1, 1999. Subsequently, under this agreement, the Company pays a floating interest rate (5.31% at December 31, 1994) on US $75,000 and receives a 5.36% fixed interest rate on US $75,000. This agreement terminates February 1, 1999.

     In December 1994, the Company entered into a currency swap agreement with a bank that provides for the Company to pay the bank a variable interest rate (7.61% at December 31, 1994) on United Kingdom pound sterling L128,139 and receive a fixed interest rate of 8.488% on US $200,000. On December 15, 2004 the Company will pay United Kingdom pound sterling L128,139 to the bank and receive US $200,000. Additionally, in December 1994, the Company entered into another currency swap agreement whereby the Company pays the bank a variable interest rate (7.08% at December 31, 1994) on United Kingdom pound sterling L46,450 and receives a fixed interest rate of 7.973% on US $72,500. On December 15, 2004 the Company will pay United Kingdom pound sterling L46,450 to the bank and receive US $72,500.

     As of December 31, 1994, the cost to terminate the above agreements, based on information supplied by the participating banks, was estimated to be $15,200.

     In connection with the US $199,011 private offering mentioned above, the Company and a bank entered into a swap transaction under which the bank paid United Kingdom pound sterling L127,712 to the Company in January 1995 and became obligated to pay the Company US $19,291 in principal and interest (8.72% fixed interest rate) every six months through January 2002. The Company paid US $199,011 to the bank in January 1995 and became obligated to pay the bank United Kingdom pound sterling L10,202 principal and interest (9.638% fixed interest rate) every six months, and scheduled amounts every six months of principal and interest to repay United Kingdom pound sterling L25,542 based on a floating interest rate (7.763% at January 31, 1995). This agreement settles January 27, 2002. All of the agreements entered into in December 1994 and January 1995 hedge the borrowings and net investment related to the Company's investment in the United Kingdom.

     After the refinancing of the $199,011 and repayment of the $204,759 of United Kingdom bank borrowings, both in the first quarter of 1995, and giving effect for all of the above interest rate swaps, the Company's total debt has been converted into approximately $779,000 of fixed interest rate debt at an average interest rate of 8.8% and $624,000 of variable interest rate debt at an average interest rate of 7.1%.

NOTE SEVEN

DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES

     "Deferred prearranged funeral contract revenues" on the consolidated balance sheet includes the contract amount of all price guaranteed prearranged funeral service contracts as well as the accrued trust earnings and increasing insurance benefits earned through December 31, 1994. The Company will continue to defer

                       SERVICE CORPORATION INTERNATIONAL
additional accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company will recognize the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

     The recognition in future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

            1995.....................................................  $  137,418
            1996.....................................................     126,804
            1997.....................................................     116,750
            1998.....................................................     107,285
            1999.....................................................      98,409
            2000 through 2004........................................     378,498
            2005 and thereafter......................................     554,418
                                                                       ----------
                                                                       $1,519,582
                                                                       ==========

NOTE EIGHT

COMMITMENTS

     The annual payments for operating leases (primarily for funeral home facilities and transportation equipment) are as follows:

            1995.......................................................  $ 37,742
            1996.......................................................    35,259
            1997.......................................................    25,648
            1998.......................................................    21,612
            1999.......................................................    16,261
            Thereafter.................................................    26,813

     The majority of these operating leases contain one of the following options: (a) purchase the property at the fair value at date of exercise, (b) purchase the property for a value determined at the inception of the lease or
(c) renew for the fair rental value at the end of the primary term of the lease. Some of the equipment leases contain residual value exposures. For the three years ended December 31, 1994, rental expense was $36,244, $33,673 and $24,754, respectively.

     The Company has entered into management, consultative and noncompetition agreements (generally for five to 10 years) with certain officers of the Company and former owners and key employees of businesses acquired. During the three years ended December 31, 1994, $48,053, $36,138 and $27,594, respectively, were charged to expense. At December 31, 1994, the maximum estimated future expense under all remaining agreements is $185,947 including $15,702 with certain officers of the Company.

     In 1990, the Company entered into a five year minimum purchase agreement with a major casket manufacturer. The agreement contains provisions to increase the minimum annual purchases for normal price increases and the maintenance of product quality. The agreement was amended in 1992 to provide for an extension to 1998 with a cumulative minimum purchase commitment of $228,000 required subject to certain annual casket price adjustments. During the three years ended December 31, 1994, the Company purchased $47,098, $41,200 and $36,656, respectively, under this agreement.

                       SERVICE CORPORATION INTERNATIONAL

NOTE NINE

CONVERTIBLE PREFERRED SHARES OF SUBSIDIARY

     In December 1994 a subsidiary of the Company issued, through an underwritten public offering, 3,450,000 shares of 6.25% convertible preferred shares. These shares are non-voting, carry a liquidation value of $50 per share and are convertible into Company common stock at a conversion price of $30.09 per share at any time unless previously redeemed. Liquidation may occur after December 5, 1999 unless earlier redemption is permitted based on Company common stock price performance. The proceeds from this offering were used in 1995 to repay bank debt incurred in connection with the United Kingdom acquisitions.

NOTE TEN

STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 1994. At December 31, 1994, 200,000,000 common shares of one dollar par value were authorized, 94,857,060 shares were issued and outstanding (84,859,110 at December 31, 1993), net of 16,875 shares held, at cost, in treasury (18,830 at December 31, 1993).

     In December 1994 the Company sold, through an underwritten public offering, 7,700,000 common shares at a net $24.70 per share. In January 1995, an additional 780,000 common shares were sold, also at a net $24.70 per share, pursuant to an underwriters over-allotment provision. The net proceeds of these offerings were used to repay existing bank debt.

     During the year ended December 31, 1993, the Company purchased 66,319 shares of its common stock for $1,637.

     The fully diluted earnings per share calculation assumes full conversion into common stock of the Company's various convertible securities.

     The Company has a stockholder approved plan whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The plan allows for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock and are generally exercisable at a rate of 33 1/3% each year (generally starting one year from grant date). At December 31, 1994 and 1993, 477,494 and 729,267 shares, respectively, were reserved for future option grants under this plan.

     In 1994, shareholders approved the 1993 Long-Term Incentive Stock Option Plan which provides for 4,650,000 common stock options to be granted to certain officers and key employees of the Company. These options are granted with an exercise price equal to the then-current market price of the Company's common stock and contain accelerated vesting provisions if the Company's common stock price meets certain targeted prices within four years after the date of grant. If the targeted common stock prices are not met within the allotted four years, the options will vest 13 years after date of grant. In 1994, shareholders approved the November 1993 granting of 4,000,000 of these options to five officers of the Company at an exercise price of $25.75 per share. For any accelerated vesting to occur, the price for common stock would have to reach at least $50 per share for a period of at least 20 consecutive trading days within the four-year period starting in November 1993.

                       SERVICE CORPORATION INTERNATIONAL

     The following sets forth certain stock option information:

                                                                                  OPTION PRICE
                                                                     OPTIONS        PER SHARE
                                                                     --------     -------------
Outstanding at December 31, 1991...................................  1,526,045    $  8.00-18.17
  Granted..........................................................     58,410       8.75-17.06
  Exercised........................................................   (214,637)      9.25-16.67
  Cancelled........................................................   (104,224)     10.08-18.17
                                                                     --------     -------------
Outstanding at December 31, 1992...................................  1,265,594       8.00-17.17
                                                                     --------     -------------
  Granted..........................................................    267,250      14.17-26.00
  Exercised........................................................   (401,387)      9.25-18.81
  Cancelled........................................................    (25,002)     14.17-18.81
                                                                     ---------    -------------
Outstanding at December 31, 1993...................................  1,106,455       8.00-26.00
                                                                     ---------    -------------
  Granted..........................................................  4,285,750      10.08-26.94
  Exercised........................................................   (171,202)      8.75-18.81
  Cancelled........................................................    (33,977)      8.00-26.94
                                                                     ---------    -------------
Outstanding at December 31, 1994...................................  5,187,026    $  9.25-26.94
                                                                     =========    =============
Exercisable at December 31, 1994...................................    733,848    $  9.25-26.00
                                                                     =========    =============

     At December 31, 1994, the Company has reserved 1,416,881 shares of its common stock under stockholder approved plans for restricted stock grants to be awarded to key employees and non-employee directors. These plans contain a restriction period of not less than six months and not more than 10 years, during which time the recipient will be prohibited from disposition of the awarded common stock and also a requirement that the employee recipient remain employed by the Company and the non-employee director continue to serve as a director prior to lapse of the restricted period. For the three years ended December 31, 1994, 66,100, 652,481 and 405,925 shares were awarded under these plans, respectively.

     The Board of Directors has adopted a preferred share purchase rights plan and has declared a dividend of one preferred share purchase right for each share of common stock outstanding. The rights become exercisable in the event of certain attempts to acquire 20% or more of the common stock of the Company and entitle the rights holders to purchase certain securities of the Company or the acquiring company. The rights, which are redeemable by the Company for $.01 per right, expire in July 1998 unless extended.

NOTE ELEVEN

RETIREMENT PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all United States employees, a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for non-employee directors (Directors' Plan).

     For the pension plan, retirement benefits are generally based on years of service and compensation. The Company annually contributes to the pension plan an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments, marketable equity securities and mortgage notes. The marketable equity securities include shares of Company common stock with a value of $3,736 at December 31, 1994. Most foreign employees are covered by any one of various plans which are not material to the financial condition or results of operations of the Company.

                       SERVICE CORPORATION INTERNATIONAL

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the pension plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors' Plan will provide an annual benefit to directors following their retirement, based on a vesting schedule. The Company purchased various life insurance policies on the participants in the SERP, Senior SERP and Directors' Plan with the intent to use the proceeds or any cash value buildup from such policies to assist in funding, at least to the extent of such assets, these plans' funding requirements.

     The net cost for the four plans described above were as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                -------     -------     -------
Service cost -- benefits earned during the period.............  $ 6,179     $ 6,719     $ 5,737
Interest cost on projected benefit obligation.................    7,686       6,886       5,753
Return on plan assets.........................................   (5,252)     (4,311)     (3,945)
Net amortization and deferral of gain.........................    2,056       1,201       1,315
                                                                -------     -------     -------
                                                                $10,669     $10,495     $ 8,860
                                                                =======     =======     =======

     The plans' funded status at December 31, was as follows:

                                                           1994                       1993
                                                  ----------------------     ----------------------
                                                  FUNDED      NON-FUNDED     FUNDED      NON-FUNDED
                                                   PLAN         PLANS         PLAN         PLANS
                                                  -------     ----------     -------     ----------
Vested benefit obligation.......................  $64,022      $ 30,010      $58,229      $ 25,902
                                                  =======      ========      =======      ========
Accumulated benefit obligation..................  $67,675      $ 30,128      $63,556      $ 26,099
                                                  =======      ========      =======      ========
Projected benefit obligation....................  $74,280      $ 30,144      $71,223      $ 26,310
Plans' assets at fair value.....................   69,030            --       67,993            --
                                                  -------     ----------     -------     ----------
Plans' assets in deficit of projected benefit
  obligation....................................   (5,250)      (30,144)      (3,230)      (26,310)
Unrecognized net loss from past experience and
  effects of changes in assumptions.............   15,668         2,296       10,271         4,128
Prior service cost not yet recognized in net
  periodic pension cost.........................   (2,755)       13,940       (2,966)       12,685
                                                  -------     ----------     -------     ----------
Accrued pension cost............................    7,663       (13,908)       4,075        (9,497)
Adjustment for additional minimum liability.....       --       (16,220)          --       (16,602)
                                                  -------     ----------     -------     ----------
Retirement plan asset (liability)...............  $ 7,663      $(30,128)     $ 4,075      $(26,099)
                                                  =======      ========      =======      ========

     The following assumed rates were used in the determination of the plans' funded status:

                                                             1994                      1993
                                                     ---------------------     ---------------------
                                                     FUNDED     NON-FUNDED     FUNDED     NON-FUNDED
                                                      PLAN        PLANS         PLAN        PLANS
                                                     ------     ----------     ------     ----------
Discount rate used to determine obligations........    8.5%         8.5%         7.5%         7.5%
Assumed rate of compensation increase..............    5.5          5.5          4.5          4.5
Assumed rate of return on plan assets..............    5.0           --          4.5           --

                       SERVICE CORPORATION INTERNATIONAL

NOTE TWELVE

FINANCIAL INSTRUMENTS

DERIVATIVES:

     The Company has entered into various derivative financial instruments with major financial institutions to hedge fluctuation exposures in interest and foreign exchange rates. See notes 1 and 6 for further information, including current costs to terminate such transactions.

CREDIT RISK:

     Provident is a party to financial instruments with off-balance sheet risk. The financial instruments result from loans made in the normal course of business to meet the financing needs of borrowers who are principally independent funeral home and cemetery operators. These financial instruments also include loan commitments of $10,068 at December 31, 1994 ($19,499 at December 31, 1993) to extend credit. Provident evaluates each borrower's credit worthiness and the amount loaned and collateral obtained, if any, is determined by this evaluation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short term maturities of these instruments. It is not practicable to estimate the fair value of receivables due on cemetery contracts without incurring excessive costs because of the large number of individual contracts with varying terms. The carrying amounts of prearranged funeral contracts and the related deferred prearranged funeral revenue approximates their fair value. These contracts are of a long-term duration, averaging ten years before performance. The carrying amounts and fair values of the Company's fixed rate long-term borrowings are as follows:

                                                                   DECEMBER 31, 1994
                                                                 ---------------------
                                                                 CARRYING       FAIR
                                                                  AMOUNT       VALUE
                                                                 --------     --------
        8.375% notes...........................................  $200,000     $197,319
        Medium term notes......................................  $234,700     $244,692
        Debentures.............................................  $190,557     $171,590
        Mortgage notes payable.................................  $ 69,684     $ 66,731

     The fair value of the above long-term borrowings was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The Company's 6.5% $172,500 convertible debentures are redeemable after August, 1995 at a price of $20.74, substantially below the common stock market price of $27.75 at December 31, 1994. Because of this conversion price to market price differential, no

                       SERVICE CORPORATION INTERNATIONAL
fair value has been provided. The carrying value of the revolving credit agreements approximate fair value because the rates on such agreements are variable, based on current market. Substantially all of the Company's remaining long-term debt and receivables carry variable interest rates and their carrying amounts approximate fair value.

NOTE THIRTEEN

SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts at December 31, was as follows:

                                                                       1994         1993
                                                                     --------     --------
    Cash and cash equivalents:
      Cash.........................................................  $ 24,976     $  6,393
      Commercial paper and temporary investments...................   193,365       14,429
                                                                     --------     --------
                                                                     $218,341     $ 20,822
                                                                     ========     ========
    Receivables and allowances:
      Current:
         Trade accounts............................................  $132,211     $ 85,924
         Cemetery contracts........................................   124,873      101,954
         Loans and other notes.....................................    76,093       81,216
                                                                     --------     --------
                                                                      333,177      269,094
                                                                     ========     ========
    Less:
      Allowance for contract cancellations and doubtful accounts...    20,156       14,786
      Unearned finance charges and valuation discounts.............    21,886       17,522
                                                                     --------     --------
                                                                       42,042       32,308
                                                                     --------     --------
                                                                     $291,135     $236,786
                                                                     ========     ========
    Long-term
      Cemetery contracts...........................................  $153,212     $126,389
      Loans and other notes........................................   245,017      277,149
      Trusted cemetery merchandise sales...........................   176,071      133,583
                                                                     --------     --------
                                                                      574,300      537,121
                                                                     ========     ========
    Less:
      Allowance for contract cancellations and doubtful accounts...    16,086       14,054
      Unearned finance charges and valuation discounts.............    28,371       23,005
                                                                     --------     --------
                                                                       44,457       37,059
                                                                     --------     --------
                                                                     $529,843     $500,062
                                                                     ========     ========

     Interest rates on cemetery contracts and loans and other notes receivable range from 3.0% to 12.5% at December 31, 1994. Included in loans and other notes receivable are $12,189 in notes with officers and employees of the Company, the majority of which are collateralized by real estate, and $20,060 in notes with other related parties.

                       SERVICE CORPORATION INTERNATIONAL

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1994          1993
                                                                      ----------     ---------
Cemetery property:
  Undeveloped land (including capitalized interest and development
     expenditures)..................................................  $  450,722     $ 299,520
  Developed land, lawn crypts and mausoleums........................     297,917       117,530
                                                                      ----------     ---------
                                                                      $  748,639     $ 417,050
                                                                      ==========     =========
Property, plant and equipment:
  Land..............................................................  $  245,285     $ 186,521
  Buildings and improvements........................................     587,180       461,539
  Operating equipment...............................................     173,369       104,921
  Leasehold improvements............................................      30,351        17,715
                                                                      ----------     ---------
                                                                       1,036,185       770,696
                                                                      ----------     ---------
  Less: accumulated depreciation....................................    (203,784)     (163,870)
                                                                      ----------     ---------
                                                                      $  832,401     $ 606,826
                                                                      ==========     =========
Accounts payable and accrued liabilities:
  Trade payables....................................................  $   25,988     $  22,220
  Dividends.........................................................      10,044         8,913
  Payroll...........................................................      33,051         9,319
  Interest..........................................................      22,706        14,903
  Insurance.........................................................      17,765        13,115
  Other.............................................................      45,216        28,411
                                                                      ----------     ---------
                                                                      $  154,770     $  96,881
                                                                      ==========     =========

NON-CASH TRANSACTIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1994       1993        1992
                                                                  ------     -------     ------
Common stock issued under restricted stock plans................  $1,724     $14,393     $6,938
Notes receivable exchanged for preferred stock investment.......      --       2,520      3,830
Minimum liability under retirement plans........................    (382)     12,642        187
Debenture conversion............................................   1,293      97,164         --
Cumulative effect of change in accounting principles............      --       2,031         --
Property distributed from prearranged funeral trust.............   9,920          --         --

NOTE FOURTEEN

PROSPECTIVE ACCOUNTING CHANGES

     FAS 114 "Accounting by Creditors for Impairment of a Loan", which was amended by FAS 118, becomes effective in 1995. This FAS requires present value computations for impaired loans when determining allowances for loan losses. Adoption of this standard is not expected to materially affect the Company's financial position or results of operations.

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIFTEEN

MAJOR SEGMENTS OF BUSINESS

     The Company conducts funeral and cemetery operations in the United States, Australia, Canada and the United Kingdom and offers financial services in the United States.

                                                                FINANCIAL
                                        FUNERAL     CEMETERY    SERVICES     CORPORATE    CONSOLIDATED
                                       ---------    --------    ---------    ---------    ------------
Revenues:
  1994...............................  $ 754,408    $343,521    $  19,246    $      --     $ 1,117,175
  1993...............................    603,099     280,421       15,658           --         899,178
  1992...............................    551,940     209,796       10,741           --         772,477
Income from operations:
  1994...............................    222,605     110,226        8,364      (51,700)        289,495
  1993...............................    177,091      79,739        6,490      (43,706)        219,614
  1992...............................    172,117      45,829        4,109      (38,693)        183,362
Identifiable assets:
  1994...............................  3,115,053   1,417,081      213,257      416,497       5,161,888
  1993...............................  2,299,177     952,844      253,314      177,969       3,683,304
  1992...............................  1,351,066     908,012      191,695      160,350       2,611,123
Depreciation and amortization:
  1994...............................     54,028       9,969          120       11,960          76,077
  1993...............................     37,130       8,506          197       12,381          58,214
  1992...............................     33,214       7,701          429        6,025          47,369
Capital expenditures:(1)
  1994...............................    212,660     384,402           --        2,950         600,012
  1993...............................    107,046     165,408           --        5,241         277,695
  1992...............................     78,519     101,887           --        7,060         187,466
Number of operating locations at year
  end:
  1994...............................      1,471         220           --           --           1,691
  1993...............................        792         192           --           --             984
  1992...............................        674         176           --           --             850

---------------

(1) Includes $518,922, $218,110 and $120,646 for the three years ended December 31, 1994, respectively, for purchases of property, plant, and equipment and cemetery property of acquired businesses.

                       SERVICE CORPORATION INTERNATIONAL

     Geographic segment information is as follows:

                                                 UNITED        UNITED       OTHER
                                                 STATES       KINGDOM*     FOREIGN      CONSOLIDATED
                                               ----------     --------     --------     ------------
Revenues:
  1994.......................................  $  975,971     $ 42,613     $ 98,591      $ 1,117,175
  1993.......................................     848,534           --       50,644          899,178
  1992.......................................     739,119           --       33,358          772,477
Income from operations:
  1994.......................................  $  245,230     $ 10,266     $ 33,999      $   289,495
  1993.......................................     202,845           --       16,769          219,614
  1992.......................................     172,298           --       11,064          183,362
Identifiable assets:
  1994.......................................  $4,168,636     $683,612     $309,640      $ 5,161,888
  1993.......................................   3,495,056           --      188,248        3,683,304
  1992.......................................   2,543,576           --       67,547        2,611,123
Number of operating locations at year end:
  1994.......................................         975          536          180            1,691
  1993.......................................         858           --          126              984
  1992.......................................         808           --           42              850

---------------

* United Kingdom operations began in September 1994.

NOTE SIXTEEN

RELATED PARTY TRANSACTIONS

     Subsidiaries of J. P. Morgan & Co. Incorporated ("Morgan") currently beneficially own more than 10% of the Company's common stock. Morgan and the Company have entered into (and in certain instances, unwound) various foreign currency and/or interest rate swap agreements during 1994 and 1993. Additionally, Morgan participated as lead underwriter on the December 1994 public offerings of common stock, 8.375% notes and the convertible preferred shares of a subsidiary. In the 1994 acquisition of one of the United Kingdom acquisitions, Morgan acted as an advisor and also provided a loan used by the Company (repaid in 1995) in the acquisitions of both United Kingdom acquisitions. For the year ended December 31, 1994, Morgan received $10,747 in fees from the Company. During the year ended December 31, 1993 Morgan paid the Company a net $2,551 primarily relating to payments received to unwind certain interest rate swap agreements. Morgan neither received nor paid any fees to the Company during the year ended December 31, 1992.

                       SERVICE CORPORATION INTERNATIONAL

NOTE SEVENTEEN

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST        SECOND       THIRD        FOURTH         YEAR
                                     --------     --------     --------     --------     ----------
Revenues:
  1994.............................  $261,258     $262,862     $277,814     $315,241     $1,117,175
  1993.............................   224,371      217,049      211,432      246,326        899,178
  1992.............................   200,746      187,099      183,940      200,692        772,477
Gross profit:
  1994.............................    89,542       76,741       76,914       97,998        341,195
  1993.............................    71,471       61,920       56,597       73,332        263,320
  1992.............................    63,700       50,972       46,426       60,957        222,055
Net income:
  1994.............................    37,445       30,195       28,603       34,802        131,045
  1993.............................    27,217       24,333       19,807       29,704        101,061
  1992.............................    25,170       19,872       17,096       24,398         86,536
Primary earnings per common share:
  1994.............................       .44          .35          .33          .39           1.51
  1993.............................       .34          .29          .23          .35           1.21
  1992.............................       .33          .26          .22          .32           1.13
Fully diluted earnings per share:
  1994.............................       .41          .33          .32          .37           1.43
  1993.............................       .32          .28          .23          .34           1.17
  1992.............................       .31          .25          .22          .29           1.07

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1994

                                        BALANCE AT    CHARGED TO    CHARGED TO                       BALANCE
                                        BEGINNING     COSTS AND        OTHER                         AT END
             DESCRIPTION                OF PERIOD      EXPENSES     ACCOUNTS(2)    DEDUCTIONS(1)    OF PERIOD
-------------------------------------   ----------    ----------    -----------    -------------    ---------
                                                                    (THOUSANDS)
Current --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 1994....    $ 14,786       $7,658        $ 4,155         $(6,443)       $ 20,156
     Year ended December 31, 1993....       7,778        9,983(3)       1,725          (4,700)         14,786
     Year ended December 31, 1992....       5,143        4,456          2,815          (4,636)          7,778
Due After One Year --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 1994....      14,054        1,969          1,830          (1,767)         16,086
     Year ended December 31, 1993....       5,001        6,858(3)       3,935          (1,740)         14,054
     Year ended December 31, 1992....       8,764          191            660          (4,614)          5,001

---------------

(1) Uncollected receivables written off, net of recoveries

(2) Primarily acquisitions and dispositions of operations

(3) Includes the cumulative effect of changing accounting principles effective January 1, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Ernst & Young LLP, Certified Public Accountants ("E&Y"), served as the independent accountants for the Company for the fiscal year ended December 31, 1992. E&Y was dismissed as the independent accounting firm for the Company effective March 25, 1993, with Coopers & Lybrand L.L.P., Certified Public Accountants ("Coopers"), having been so engaged as of that date. The decision to change the independent accounting firm for the Company was recommended by management and by the Audit Committee of the Board of Directors of the Company and was approved by the Board of Directors.

     The report of E&Y dated February 8, 1993 on the consolidated financial statements of the Company as of December 31, 1992 and 1991 and for the three years in the period ended December 31, 1992 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle. Similarly, the report of Coopers dated March 10, 1995 on the consolidated financial statements of the Company as of December 31, 1994 and 1993 and for the years then ended contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle.

     As previously reported by the Company in, among other places, its Form 8-K dated March 31, 1993, from time to time during the several years preceding January 1, 1993, meetings were held between members of senior management of the Company and local and national office partners of E&Y regarding potential accounting policies for reporting pre-need funeral and cemetery sales. The Company and E&Y did not reach agreement on any new method of accounting for such sales. The Company has previously reported that, in the Company's opinion, during the two years ended December 31, 1992 and the first quarter of 1993, there was no reportable "disagreement" between the Company and E&Y regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject of the disagreement in connection with its report.

     As also previously reported by the Company in, among other places, an amendment, dated April 6, 1993, to the Company's Form 8-K, dated March 31, 1993, E&Y, however, has stated that it believes that a reportable "disagreement" occurred between it and the Company. Accordingly, at the request of E&Y, the Company included the following (references to E&Y and the Company have been conformed to the usage in this Form 10-K) in its proxy statements dated April 12, 1993 and 1994 for the 1993 and 1994 annual meetings of stockholders.

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

The modified approach referred to above by E&Y is also referred to in the third paragraph from the end of this Item 9, except that at the time of its discussion with Coopers the element E&Y noted as being objectionable was no longer being considered.

     Following such disclosure, the Company filed a second amendment to such Form 8-K, in which the Company took issue with certain of E&Y's statements. Further, as previously reported, the Company has disputed that a reportable "disagreement" was communicated by E&Y to the Audit Committee on August 13, 1992. In response to the second amendment to such Form 8-K, E&Y responded (which response was included in a third amendment) that there was nothing in the second amendment of which E&Y was unaware at the time it stated its position disclosed in the April 6, 1993 amendment.

     The Company is currently discussing with the Staff of the Commission settlement of the matters arising out of the previously disclosed informal investigation by the Staff with respect to the Company's disclosure about the change in accountants. Such investigation was initially disclosed by the Company in May 1993. The Staff has advised that it intends to recommend to the Commission that it institute a cease and desist administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 with respect to the Company's disclosure in the March 31, 1993 Form 8-K, as amended, relating to the change in the Company's accountants. The Company had previously disclosed, initially in October 1994, that the Staff was considering such recommendation against the Company. The staff has advised that, depending upon the outcome of the settlement discussions, the Staff will finalize its recommendation to the Commission as to whether Mr. Robert L. Waltrip, Chairman and Chief Executive Officer, Mr. L. William Heiligbrodt, President and Chief Operating Officer, and Mr. Samuel W. Rizzo, Executive Vice President, would be named as respondents in the proceeding. There is no assurance that the settlement discussions between the Company and the Staff will be satisfactorily concluded. In any event, the Commission will subsequently make the final determinations on any action recommended by the Staff in these matters.

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

     The accounting principles adopted by the Company in 1993 for reporting pre-need funeral and cemetery sales are set forth, among other places, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 filed with the Commission. Coopers has issued a preferability letter with respect to such principles. A copy of such letter is filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1993. As indicated above, Coopers has issued an unqualified opinion with respect to the Company's consolidated financial statements as at and for the periods ended December 31, 1993 and 1994.

     The Company provided the foregoing to E&Y, and E&Y advised the Company that it had nothing further to add beyond its statement as previously reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act", (ii) with respect to Items 11 and 13 under the captions "Cash Compensation", "Stock Options", "Retirement Plans", "Executive Employment Agreements", "Other Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders." The information as specified in the preceding sentence is incorporated herein by reference. Notwithstanding anything set forth in this Form 10-K, the information under the caption "Compensation Committee Report on Executive Compensation" and under the captions "Overview of Executive Compensation" and "Performance Graphs" in such Proxy Statement are not incorporated by reference into this Form 10-K.

     The information regarding the Company's executive officers called for by
Item 401 of Regulation S-K has been included in PART I of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)-(2) Financial Statements and Schedules:

          The financial statements and schedules are listed in the accompanying Index to Financial Statements and Related Schedules at page 16 of this report.

          (3) Exhibits:

          The exhibits listed on the accompanying Exhibit Index at pages 47-50 are filed as part of this report.

     (b) Reports on Form 8-K:

          During the quarter ended December 31, 1994, the Company filed a Form 8-K dated October 18, 1994 reporting under "Item 5. Other Events" the status of the informal Commission investigation (see Items 3 and 9 of this Form 10-K for additional information) and proforma financial information concerning the acquisitions of Great Southern Group plc, Plantsbrook Group plc and other acquired companies. The Company also filed a Form 8-K dated November 14, 1994 reporting under "Item 5. Other Events" historical financial information of Great Southern Group plc and Plantsbrook Group plc.

     (c) Included in (a) above.

     (d) Included in (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SERVICE CORPORATION INTERNATIONAL

Dated: March 31, 1995                       By:         JAMES M. SHELGER
                                              ----------------------------------
                                                      (James M. Shelger,
                                                Senior Vice President, General
                                                     Counsel and Secretary)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                    SIGNATURE                                     TITLE                       DATE
-------------------------------------------------   ---------------------------------    ---------------

                 R. L. WALTRIP*                     Chairman of the Board and Chief
                (R. L. Waltrip)                       Executive Officer

               GEORGE R. CHAMPAGNE                  Senior Vice President Chief
-------------------------------------------------     Financial Officer (Principal
              (George R. Champagne)                   Financial Officer)

                 WESLEY T. McRAE                    Managing Director -- Financial
-------------------------------------------------     Reporting (Principal Accounting
                (Wesley T. McRae)                     Officer)

               ANTHONY L. COELHO*
               (Anthony L. Coelho)

               DOUGLAS M. CONWAY*
               (Douglas M. Conway)

                JACK FINKELSTEIN*
               (Jack Finkelstein)

                A. J. FOYT, JR.*
                (A. J. Foyt, Jr.)

              JAMES J. GAVIN, JR.*
              (James J. Gavin, Jr.)
                                                                                        March 31, 1995
                 JAMES H. GREER*
                (James H. Greer)

             L. WILLIAM HEILIGBRODT*
            (L. William Heiligbrodt)
                                                     Directors
                  B. D. HUNTER*
                 (B. D. Hunter)

               JOHN W. MECOM, JR.*
              (John W. Mecom, Jr.)

             CLIFTON H. MORRIS, JR.*
            (Clifton H. Morris, Jr.)

                SAMUEL W. RIZZO*
                (Samuel W. Rizzo)

              E. H. THORNTON, JR.*
              (E. H. Thornton, Jr.)

                W. BLAIR WALTRIP*
               (W. Blair Waltrip)

               EDWARD E. WILLIAMS*
              (Edward E. Williams)

*By            JAMES M. SHELGER
-------------------------------------------------
     (James M. Shelger, as Attorney-In-Fact
       for each of the Persons indicated)

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

    EXHIBIT NO.                                    DESCRIPTION
-------------------- ------------------------------------------------------------------------
          3.1        -- Restated Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-50721 on
                        Form S-1).
          3.2        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit (4)(i)l to Form 10-Q for the fiscal quarter ended July 31, 1982).
          3.3        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended July 31, 1983).
          3.4        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 4.7 to Registration Statement
                        No. 33-8727 on Form S-3).
          3.5        -- Articles of Amendment to Restated Articles of Incorporation, dated
                        September 11, 1987. (Incorporated by reference to Exhibit 4.1 to
                        Amendment No. 3 to Registration Statement No. 33-16678 on Form S-4).
          3.6        -- Statement of Resolution Establishing Series of Shares of Series C
                        Junior Participating Preferred Stock, dated August 5, 1988.
                        (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended July 31, 1988).
          3.7        -- Articles of Amendment to Restated Articles of Incorporation.
                        (Incorporated by reference to Exhibit 3.8 to Registration Statement
                        No. 33-47097 on Form S-4).
          3.8        -- Bylaws, as amended. (Incorporated by reference to Exhibit 3.7 to Form
                        10-K for the fiscal year ended December 31, 1991).
          4.1        -- Rights Agreement dated as of July 18, 1988 between the Company and
                        Texas Commerce Bank National Association. (Incorporated by reference to Exhibit 1 to Form 8-K dated July 18, 1988).
          4.2        -- Amendment, dated as of May 10, 1990, to the Rights Agreement, dated as of July 18, 1988, between the Company and Texas Commerce Bank
                        National Association. (Incorporated by reference to Exhibit 1 to Form
                        8-K dated May 10, 1990).
          4.3        -- Agreement Appointing a Successor Rights Agent under Rights Agreement, dated as of June 1, 1990, by the Company and Ameritrust Company
                        National Association. (Incorporated by reference to Exhibit 4.1 to
                        Form 10-Q for the fiscal quarter ended June 30, 1990).
          4.4        -- Undertaking to furnish instruments related to long-term debt.
         10.1        -- Retirement Plan For Non-Employee Directors. (Incorporated by
                        reference to Exhibit 10.1 to Form 10-K for the fiscal year ended
                        December 31, 1991).
         10.2        -- Supplemental Executive Retirement Plan, and form of Supplemental
                        Executive Retirement Plan Trust. (Incorporated by reference to
                        Exhibit 19.1 to Form 10-Q for the fiscal quarter ended March 31,
                        1989).
         10.3        -- First Amendment to the Supplemental Executive Retirement Plan; Second
                        Amendment to the Supplemental Executive Retirement Plan; and Third
                        Amendment to the Supplemental Executive Retirement Plan.
                        (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1991).
         10.4        -- Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended
                        December 31, 1992).

    EXHIBIT NO.                                    DESCRIPTION
-------------------- ------------------------------------------------------------------------
         10.5        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and R. L. Waltrip. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.6        -- Non-Competition Agreement and Amendment to Employment Agreement,
                        dated November 11, 1991, among the Company, R. L. Waltrip and Claire
                        Waltrip. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992).
         10.7        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and L. William Heiligbrodt. (Incorporated
                        by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 1993).
         10.8        -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and Samuel W. Rizzo. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.9        -- Supplemental Agreement, dated February 16, 1995, between the Company and Samuel W. Rizzo.
         10.10       -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.11       -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and John W. Morrow, Jr. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).
         10.12       -- Form of Employment Agreement pertaining to officers (other than the officers referenced in the seven preceding exhibits). (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended September 30, 1993).
         10.13       -- Salary Continuation Agreement dated April 1, 1991 between the Company and Robert L. Waltrip. (Incorporated by reference to Exhibit 10.17 to
                        Form 10-K for the fiscal year ended December 31, 1991).
         10.14       -- Forms of two Salary Continuation Agreements applicable to officers of the Company (other than the officer referenced in the preceding exhibit). (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1991).
         10.15       -- Form of First Amendment to Salary Continuation Agreement (amending the Salary Continuation Agreements of L. William Heiligbrodt, W.
                        Blair Waltrip, Samuel W. Rizzo and John W. Morrow). (Incorporated by
                        reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended
                        September 30, 1994).
         10.16       -- Form of 1986 Stock Option Plan. (Incorporated by reference to Exhibit
                        10.21 to Form 10-K for the fiscal year ended December 31, 1991).
         10.17       -- Amended 1987 Stock Plan. (Incorporated by reference to Appendix A to
                        Proxy Statement dated April 1, 1991).
         10.18       -- First Amendment to Amended 1987 Stock Plan. (Incorporated by
                        reference to Exhibit 10.23 to Form 10-K for the fiscal year ended
                        December 31, 1994).

    EXHIBIT NO.                                    DESCRIPTION
-------------------- ------------------------------------------------------------------------
         10.19       -- Service Corporation International (Canada) Limited Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1994).
         10.20       -- 1993 Long-Term Incentive Stock Option Plan. (Incorporated by
                        reference to Annex A to proxy statement dated April 12, 1994).
         10.21       -- Service Corporation International ECI Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 1994).
         10.22       -- Summary of 1995 Long Term Cash Performance Plan.
         10.23       -- Agreement for Reorganization, dated August 15, 1989 among Morrow
                        Partners, Inc., J.W. Morrow Investment Company, John W. Morrow, Jr.,
                        Billy Dee Davis and the Company; Agreement-Not-To-Compete, dated
                        August 15, 1989, between John W. Morrow, Jr., Morrow Partners, Inc.
                        and the Company, and; Lease dated August 15, 1989, by John W. Morrow,
                        Jr. and Crawford-A. Crim Funeral Home, Inc. (Incorporated by
                        reference to Exhibit 10.27 to Form 10-K for the fiscal year ended
                        December 31, 1989).
         10.24       -- Casket Supply and Requirements Agreement, dated October 31, 1990, between York Acquisition Corp. and SCI Funeral Services, Inc., and;
                        First Amendment to Casket Supply and Requirements Agreement, dated
                        December 30, 1992. (Incorporated by reference to Exhibit 10.27 to
                        Form 10-K for the fiscal year ended December 31, 1992).
         10.25       -- Supplemental Executive Retirement Plan for Senior Officers (as
                        Amended and Restated Effective as of December 31, 1993).
                        (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1994).
         10.26       -- First Amendment to Supplemental Executive Retirement Plan for Senior
                        Officers.
         10.27       -- ISDA Master Agreement dated February 4, 1993; Amendment to the Master
                        Agreement dated August 12, 1993; Confirmation dated August 13, 1993;
                        Confirmation dated November 1, 1993 and Notice of Exercise; all of which are between Morgan Guaranty Trust Company of New York
                        ("Morgan") and the Company. (Incorporated by reference to Exhibit
                        10.22 to Form 10-K for the fiscal year ended December 31, 1994).
         10.28       -- Sterling Note, dated September 2, 1994, issued by Service Corporation
                        International plc to Morgan; guaranty, dated September 2, 1994, between the Company and Morgan.
         10.29       -- Letter, dated December 2, 1994 amending the ISDA Master Agreement
                        (filed in Exhibit 10.27 above) and the Sterling Note and guaranty
                        (filed as Exhibit 10.28 above), between the Company and Morgan;
                        Letter dated December 13, 1994 regarding the ISDA Master Agreement
                        (filed in Exhibit 10.27 above).
         10.30       -- Confirmation dated May 18, 1994; Confirmation dated January 18, 1994;
                        Confirmation dated January 18, 1994; Confirmation dated January 18,
                        1994; all of which are between Morgan and the Company.
         11.1        -- Computation of Earnings Per Share.
         12.1        -- Ratio of Earnings to Combined Fixed Charges and Preferred Stock
                        Dividends.
         16.1        -- Letter from Ernst & Young LLP dated March 30, 1995 containing its statement with respect to Item 9 of Form 10-K: Changes In and
                        Disagreements with Accountants on Accounting and Financial
                        Disclosure.
         21.1        -- Subsidiaries of the Company.

    EXHIBIT NO.                                    DESCRIPTION
-------------------- ------------------------------------------------------------------------
         23.1        -- Consent of Independent Accountants (Coopers & Lybrand L.L.P.).
         23.2        -- Consent of Independent Auditors (Ernst & Young LLP).
         24.1        -- Directors' Powers of Attorney.
         27.1        -- Financial Data Schedule.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.22, 10.25 and 10.26.