Form 10-Q
period 1995-03-31
SERVICE CORPORATION INTERNATIONAL
filed 1995-05-12
CIK 89089

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549




  (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                          -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing
requirements for the past 90 days.  YES   X     NO
                                        -----      -----

The number of shares outstanding of the registrant's common stock as of May 5, 1995, was 96,032,770 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL

                                     INDEX

                                                                                             Page
Part I.  Financial Information

         Consolidated Balance Sheet -
           March 31, 1995 (Unaudited) and December 31, 1994                                     3

         Consolidated Statement of Income (Unaudited) -
           Three Months Ended March 31, 1995 and 1994                                           4

         Consolidated Statement of Cash Flows (Unaudited) -
           Three Months Ended March 31, 1995 and 1994                                           5

         Consolidated Statement of Stockholders' Equity (Unaudited) -
           Three Months Ended March 31, 1995                                                    6

         Notes to the Consolidated Financial Statements (Unaudited)                          7 -9

         Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                                        10 - 13



Part II. Other Information                                                                     14

         Signature                                                                             14

                       SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                 March 31,
                                                                                   1995         December 31,
                                                                               (Unaudited)          1994
- ---------------------------------------------------------------------------------------------------------------------
                                                                                        (Thousands)
ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .    $   33,341        $  218,341
  Receivables, net of allowances  . . . . . . . . . . . . . . . . . . . . .       339,049           291,135
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        68,804            60,897
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,695            21,436
                                                                               ----------        ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .       448,889           591,809
                                                                               ----------        ----------

Prearranged funeral contracts   . . . . . . . . . . . . . . . . . . . . . .     1,495,094         1,418,104
Long-term receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .       568,616           529,843
Cemetery property, at cost  . . . . . . . . . . . . . . . . . . . . . . . .       781,501           748,639
Property, plant and equipment, at cost (net)  . . . . . . . . . . . . . . .       883,842           832,401
Deferred charges and other assets . . . . . . . . . . . . . . . . . . . . .       229,601           230,336
Names and reputations (net) . . . . . . . . . . . . . . . . . . . . . . . .       872,591           810,756
                                                                               ----------        ----------
                                                                               $5,280,134        $5,161,888
                                                                               ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .    $  178,212        $  154,770
  Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,158            39,084
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .        63,604           277,709
                                                                               ----------        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .       272,974           471,563
                                                                               ----------        ----------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,461,450         1,330,177
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       264,263           238,088
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       271,057           233,356
Deferred prearranged funeral contract revenues    . . . . . . . . . . . . .     1,577,970         1,519,582
Convertible preferred shares of subsidiary  . . . . . . . . . . . . . . . .       172,500           172,500

Stockholders' equity:
  Common stock, $1 per share par value, 200,000,000 shares authorized,
    95,927,034 and 94,857,060, respectively, issued and outstanding   . . .        95,927            94,857
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .       742,427           718,858
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .       418,333           381,509
  Foreign translation adjustment  . . . . . . . . . . . . . . . . . . . . .         3,233             1,398
                                                                               ----------        ----------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .     1,259,920         1,196,622
                                                                               ----------        ----------
                                                                               $5,280,134        $5,161,888
                                                                               ==========        ==========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                                     Three Months Ended March 31,
                                                                                       1995                1994
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands, except per share amounts)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      348,113       $      261,258
Costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (231,438)            (171,716)
                                                                                 --------------       --------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             116,675               89,542
General and administrative expenses . . . . . . . . . . . . . . . . . . . .             (12,453)             (13,501)
                                                                                 --------------       --------------
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .             104,222               76,041
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (25,284)             (15,624)
Dividends on convertible preferred stock of subsidiary  . . . . . . . . . .              (2,695)            -
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,316                2,515
                                                                                 --------------       --------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . .              77,559               62,932
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             (30,179)             (25,487)
                                                                                 --------------       --------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       47,380       $       37,445
                                                                                 ==============       ==============
Earnings per share:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $          .49       $          .44
                                                                                 ==============       ==============
  Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $          .46       $          .41
                                                                                 ==============       ==============
Dividends per share . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $          .11       $         .105
                                                                                 ==============       ==============
Weighted average number of shares and equivalents . . . . . . . . . . . . .              96,472               85,785
                                                                                 ==============       ==============


(See notes to consolidated financial statements)

                      SERVICE CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                                     1995                 1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Thousands)
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     47,380          $   37,445
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .          20,779              14,233
  Provision for deferred income taxes   . . . . . . . . . . . . . . . . . .           5,176               5,930
  (Gain) from dispositions (net)  . . . . . . . . . . . . . . . . . . . . .            (516)               (584)
  Change in assets and liabilities net of effects from acquisitions:
    (Increase) in receivables . . . . . . . . . . . . . . . . . . . . . . .         (57,997)            (10,195)
    Change in prearranged funeral contracts and associated
      deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . .         (22,202)             33,475
    (Increase) in other assets  . . . . . . . . . . . . . . . . . . . . . .          (4,116)             (9,143)
    Increase in other liabilities . . . . . . . . . . . . . . . . . . . . .          46,063              21,298
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (11,921)             (3,752)
                                                                               ------------          ----------
Net cash provided by operating activities   . . . . . . . . . . . . . . . .          22,646              88,707
                                                                               ------------          ----------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .         (21,764)            (18,091)
  Proceeds from sales of property and equipment   . . . . . . . . . . . . .             309               5,618
  Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (104,695)            (56,306)
  Loans issued by finance subsidiary  . . . . . . . . . . . . . . . . . . .          (5,103)            (10,856)
  Principal payments received on loans by finance subsidiary  . . . . . . .          12,274               9,821
  Change in investments and other . . . . . . . . . . . . . . . . . . . . .          (7,663)            (10,528)
                                                                               ------------          ----------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . .        (126,642)            (80,342)
                                                                               ------------          ----------
Cash flows from financing activities:
  Borrowings under bank revolving credit  . . . . . . . . . . . . . . . . .         130,157              32,603
  Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (221,573)             (7,583)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,044)             (8,913)
  Common stock issues   . . . . . . . . . . . . . . . . . . . . . . . . . .          19,266                 -
  Exercise of stock options and other . . . . . . . . . . . . . . . . . . .           1,190                 310
                                                                               ------------          ----------
Net cash (used in) provided by financing activities   . . . . . . . . . . .         (81,004)             16,417
                                                                               ------------          ----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . .        (185,000)             24,782
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . .         218,341              20,822
                                                                               ------------          ----------
Cash and cash equivalents at March 31, 1995 and 1994  . . . . . . . . . . .    $     33,341          $   45,604
                                                                               ============          ==========
Cash used for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     19,669          $   12,481
                                                                               ============          ==========
  Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      8,647          $    3,505
                                                                               ============          ==========
Non cash transactions:
  Common stock issued under restricted stock plans  . . . . . . . . . . . .    $      1,138          $    1,188
                                                                               ============          ==========


(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                       Capital in                          Foreign
                                                        Common          excess of         Retained       translation
                                                         stock          par value         earnings       adjustment
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                (Thousands)
Balance at December 31, 1994  . . . . . . . . . . .   $   94,857       $   718,858      $   381,509       $    1,398
  Net income. . . . . . . . . . . . . . . . . . . .          -                 -             47,380              -
  Common stock issued:
     Common stock offering  . . . . . . . . . . . .          780            18,486              -                -
     Stock option exercises and stock grants. . . .          128             2,200              -                -
     Acquisitions . . . . . . . . . . . . . . . . .            8               121              -                -
     Debenture conversion . . . . . . . . . . . . .          154             3,029              -                -
  Dividends on common stock ($.11 per share). . . .          -                 -            (10,556)             -
  Foreign translation adjustment. . . . . . . . . .          -                 -                -              1,835
  Other . . . . . . . . . . . . . . . . . . . . . .          -                (267)             -                -
                                                      ----------       -----------      -----------        ---------
Balance at March 31, 1995 . . . . . . . . . . . . .   $   95,927       $   742,427      $   418,333        $   3,233
                                                      ==========       ===========      ===========        =========


(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (THOUSANDS)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION
The consolidated financial statements for the three months ended March 31, 1995 and 1994 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1994 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

2.   ACQUISITIONS
The Company has acquired certain funeral and cemetery operations during each three month period ended March 31, 1995 and 1994. The consideration for these acquisitions consisted of cash, common stock of the Company, issued or assumed debt and the retirement of loans receivable issued by the Company's finance subsidiary. The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in "names and reputations" and is being amortized over a 40 year period. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.
        The effect of acquisitions on the consolidated balance sheet at March 31, was as follows:

                                                                           1995                    1994
- ------------------------------------------------------------------------------------------------------------------------
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  11,193                $     784
Prearranged funeral contracts . . . . . . . . . . . . . . . . . . .       14,404                   18,356
Long-term receivables . . . . . . . . . . . . . . . . . . . . . . .       21,760                    1,920
Cemetery property . . . . . . . . . . . . . . . . . . . . . . . . .       30,210                   32,862
Property, plant and equipment . . . . . . . . . . . . . . . . . . .       40,263                   26,709
Deferred charges and other assets . . . . . . . . . . . . . . . . .        1,630                    6,490
Names and reputations . . . . . . . . . . . . . . . . . . . . . . .       57,405                   21,467
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       (9,346)                  (5,287)
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,511)                 (10,763)
Deferred income taxes and other liabilities . . . . . . . . . . . .      (29,003)                 (15,045)
Deferred prearranged funeral contract revenues  . . . . . . . . . .      (16,181)                 (18,634)
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .         (129)                  (2,553)
                                                                       ---------                ---------
     Cash used for acquisitions   . . . . . . . . . . . . . . . . .    $ 104,695                $  56,306
                                                                       =========                =========


     The following unaudited pro forma information assumes that the acquisition by the Company of all operations acquired during the year ended December 31, 1994 and the three months ended March 31, 1995 took place on January 1, 1994 (725 funeral homes and 46 cemeteries). This information also assumes that the net proceeds from the Company's December 1994 public offerings of Company common stock, 8.375% notes and convertible preferred shares of a subsidiary were issued at the beginning of 1994 and such proceeds were used to fund, to the extent available, the acquisitions mentioned above. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

                                                                           Three Months Ended March 31,
                                                                           1995                    1994
- -----------------------------------------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $354,144                $326,920
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 46,892                $ 39,190
Primary earnings per common share . . . . . . . . . . . . . . . . . .    $    .49                $    .41


3.   DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES
"Deferred prearranged funeral contract revenues" include the contract amount of all price guaranteed prearranged funeral service contracts as well as the trust earnings and increasing insurance benefits earned through March 31, 1995. The Company will continue to defer additional trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company will recognize the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.
     The recognition in future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

           1995  (remaining nine months)  . . . . . . . . . . . . .    $   107,031
           1996 . . . . . . . . . . . . . . . . . . . . . . . . . .        131,684
           1997 . . . . . . . . . . . . . . . . . . . . . . . . . .        121,244
           1998 . . . . . . . . . . . . . . . . . . . . . . . . . .        111,414
           1999 . . . . . . . . . . . . . . . . . . . . . . . . . .        102,197
           2000 and through 2004  . . . . . . . . . . . . . . . . .        393,067
           2005 and thereafter  . . . . . . . . . . . . . . . . . .        611,333
                                                                       -----------
                                                                       $ 1,577,970
                                                                       ===========

4.   DEBT
The Company's primary revolving credit agreements provide for borrowings up to $700,000. A 364 day portion supporting commercial paper issues for $450,000 expires on July 26, 1995 and contains provisions for renewals. At the end of any term, the outstanding balance may be converted into a two year term loan.
A committed loan portion for $250,000 expires July 22, 1997. The Company may in July of each year, commencing in 1995, extend the term of the $250,000 agreement for a year with the consent of all participating banks. The interest rates are based generally on various indices determined by the Company. In addition, the Company pays a quarterly facility fee ranging from .08% to .125% on the commitment amount. The term of these revolving credit agreements include various covenants which provide, among other things, for the maintenance of a certain level of consolidated net worth, the maintenance of certain ratios and restrictions on certain payments. At March 31, 1995 $356,800 was outstanding under these agreements. At March 31, 1995 the average interest rate incurred for amounts borrowed under these agreements was 6.2%.
     The Company's Canadian subsidiary has a US $21,500 line of credit with a Canadian bank and had borrowed US $17,000 at March 31, 1995. This line requires the payment of a .125% commitment fee on the unused balance and expires on July 30, 1995. Interest rates are based on various indices determined by the Company. At March 31, 1995 the Company's Australian subsidiary had a US $25,500 line of credit with an Australian bank and had borrowed US $20,000. This line requires a .15% commitment fee on the unused balance. Interest rates are calculated at .55% above quoted bank bill buying rates. In early April 1995 this line was increased to US $58,400 with similar terms and a September 30, 1995 expiration date.

5.   DERIVATIVES
Derivative financial instruments have been entered into by the Company to hedge exposure to fluctuations in interest and foreign exchange rates. The Company does not trade in financial instruments and is not a party to leveraged derivatives. These financial instruments are with major financial institutions and the Company does not anticipate any credit risk because of nonperformance. While the hedging transactions are subject to risk of loss from changes in interest rates and foreign exchange currency rates, such losses would generally be offset by gains on the exposures being hedged. The amounts exchanged by the parties are normally based on the notional amounts and other terms of the derivatives, which relate to interest rates and foreign exchange rates. The value of derivatives is derived from those underlying parameters. Income and expense are accrued in the same category as that arising from the related asset or liability, therefore amounts to be paid or received under interest rate swap agreements are recognized as a charge or credit to interest expense in the periods in which they accrue. As of March 31, 1995, the cost to terminate these agreements, based on information supplied by the participating banks, was estimated to be $9,900.

6.   RATIO OF EARNINGS TO FIXED CHARGES

            Three Months Ended March 31,                       Years Ended December 31,
               1995             1994               1994       1993      1992       1991       1990
            ----------------------------           -----------------------------------------------
               3.18             4.08               3.13       3.19      3.03       2.82       2.88

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest and preferred stock dividends of a subsidiary). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, one-third of rental expense which the Company considers representative of the interest factor in the rentals and preferred stock dividends of a subsidiary.

7.   SCI INTERNATIONAL LIMITED
SCI International Limited ("International") is a wholly-owned subsidiary of the Company. International began operations in mid 1993 and owns, through wholly-owned subsidiaries, the Company's operations in Australia and the United Kingdom as well as the Company's investment in a Canadian company, Arbor Memorial Service, Inc.. In late 1994, International borrowed $216,315 from SCI Finance LLC ("Finance"), another subsidiary of the Company, and used such funds to repay short-term bank borrowings which funded the Company's United Kingdom acquisitions. International pays Finance an annual interest rate of 6.25% on the outstanding balance.
    Set forth below is certain March 31, summary financial information for International.

                                                                      1995              1994
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .      $       54,031    $        9,334
                                                                 ==============    ==============
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .      $       16,293    $        2,521
                                                                 ==============    ==============
Net income  . . . . . . . . . . . . . . . . . . . . . . . .      $        2,643    $        1,421
                                                                 ==============    ==============
Current assets  . . . . . . . . . . . . . . . . . . . . . .      $       41,611    $       13,860
Non-current assets  . . . . . . . . . . . . . . . . . . . .             915,907           119,311
                                                                 --------------    --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . .      $      957,518    $      133,171
                                                                 ==============    ==============
Current liabilities . . . . . . . . . . . . . . . . . . . .      $       58,498    $       12,004
Non-current liabilities . . . . . . . . . . . . . . . . . .             816,906            96,908
                                                                 --------------    --------------
Total liabilities . . . . . . . . . . . . . . . . . . . . .      $      875,404    $      108,912
                                                                 ==============    ==============
Stockholder's equity  . . . . . . . . . . . . . . . . . . .      $       82,114    $       24,259
                                                                 ==============    ==============


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       THREE MONTHS ENDED MARCH 31, 1995
                 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)

OVERVIEW:
The majority of the Company's funeral homes and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company's operations to more efficiently handle the traditional wide fluctuations in the volume of funeral services and cemetery interments performed in a given time period. The Company's acquisitions are primarily concentrated within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American and Australian operations and is proceeding with implementation in the United Kingdom operations which were acquired in the latter half of 1994. The Company has approximately 160 clusters in North America and Australia, which range in size from two operations to 57 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

RESULTS OF OPERATIONS:
Segment information for the Company's three lines of business are as follows:

                                                                                                        Percentage
                                               Three Months Ended March 31,                 Increase/    Increase
                                              1995                     1994                 (Decrease)  (Decrease)
                                           ------------------------------------------------------------------------
   Revenues:
      Funeral   . . . . . . . . . . .      $242,756                 $  177,357             $   65,399    36.9 %
      Cemetery  . . . . . . . . . . .       100,397                     79,383                 21,014    26.5
      Financial services  . . . . . .         4,960                      4,518                    442     9.8
                                           --------                 ----------             ----------
                                            348,113                    261,258                 86,855    33.2
   Costs and expenses:
      Funeral   . . . . . . . . . . .       164,471                    116,983                 47,488    40.6
      Cemetery  . . . . . . . . . . .        63,762                     52,497                 11,265    21.5
      Financial services  . . . . . .         3,205                      2,236                    969    43.3
                                           --------                 ----------             ----------
                                            231,438                    171,716                 59,722    34.8
   Gross profit and margin percentage:
      Funeral   . . . . . . . . . . .        78,285     32.2%           60,374   34.0%         17,911    29.7
      Cemetery  . . . . . . . . . . .        36,635     36.5            26,886   33.9           9,749    36.3
      Financial services  . . . . . .         1,755     35.4             2,282   50.5            (527)  (23.1)
                                           --------                 ----------             ----------
                                           $116,675     33.5%       $   89,542   34.3%     $   27,133    30.3 %
                                           ========                 ==========             ==========


Funeral
Funeral revenues were generated as follows:

                                                  Three Months Ended March 31,                    Percentage
                                                      1995            1994        Increase         Increase
                                                  -----------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $   200,238    $  175,661     $   24,577          14.0%
   New clusters*  . . . . . . . . . . . . . .            6,094           314          5,780
                                                   -----------    ----------     ----------
      Total clusters  . . . . . . . . . . . .          206,332       175,975         30,357          17.3%
   United Kingdom   . . . . . . . . . . . . .           34,083            -          34,083
   Non-cluster and disposed operations  . . .            2,341         1,382            959
                                                   -----------    ----------     ----------
      Total funeral revenues  . . . . . . . .      $   242,756    $  177,357     $   65,399          36.9%
                                                   ===========    ==========     ==========

   The $24,577 increase in revenues at existing clusters was the result of 9.2% more funeral services performed (57,153 compared to 52,330) and a 4.4% higher average sales price ($3,504 compared to $3,357). Included in this increase were $18,378 in increased revenues from locations acquired since the beginning of 1994. The $6,199 revenue increase experienced at those locations acquired before 1994 was adversely impacted by a 3.6% decline in the number of funerals performed quarter to quarter. The first quarter is seasonally a heavy funeral service volume period and this level of decline was somewhat unusual, however, this decline was most noticeable early in the quarter and reflected a more normal trend in the latter half of the quarter.
   During the three months ended March 31, 1995, the Company sold $80,480 of prearranged funeral services compared to $49,852 for the same quarter in 1994. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.
   Funeral costs were as follows:

                                                  Three Months Ended March 31,                    Percentage
                                                      1995            1994        Increase         Increase
                                                  ------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $   125,693    $  107,584     $   18,109          16.8%
   New clusters*  . . . . . . . . . . . . . .            4,330           226          4,104
                                                   -----------    ----------     ----------
      Total clusters  . . . . . . . . . . . .          130,023       107,810         22,213          20.6%
   United Kingdom   . . . . . . . . . . . . .           24,525            -          24,525
   Non-cluster and disposed operations  . . .            2,232         1,662            570
   Administrative overhead  . . . . . . . . .            7,691         7,511            180
                                                   -----------    ----------     ----------
      Total funeral costs   . . . . . . . . .      $   164,471    $  116,983     $   47,488          40.6%
                                                   ===========    ==========     ==========

   The gross profit margin for existing clusters declined to 37.2% from 38.8% last year. Acquisitions since the beginning of 1994, included in existing clusters, accounted for $13,816 of the existing cluster cost increase and were the primary reason for the existing cluster gross profit margin decline. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy. This was especially noticeable given the large number of acquired operations incorporated into existing clusters in 1995 and 1994. The gross profit margin for those funeral operations in existing clusters that were acquired before 1994 decreased slightly to 38.6% in 1995 from 38.9% last year due to the funeral service volume decline discussed above.




* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

Cemetery
Cemetery revenues were generated as follows:

                                                  Three Months Ended March 31,    Increase/       Percentage
                                                      1995            1994       (Decrease)        Increase
                                                  -----------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $    95,165    $   77,810     $  17,355           22.3%
   New clusters*  . . . . . . . . . . . . . .              756           -             756
                                                   -----------    ----------     ---------
      Total clusters  . . . . . . . . . . . .           95,921        77,810        18,111           23.3%
   United Kingdom   . . . . . . . . . . . . .            3,073           -           3,073
   Non-cluster and disposed operations  . . .            1,403         1,573          (170)
                                                   -----------    ----------     ---------
      Total cemetery revenues   . . . . . . .      $   100,397    $   79,383     $  21,014           26.5%
                                                   ===========    ==========     ==========

   Revenues for the existing clusters increased due to increased volume of sales and higher average sales prices for property and merchandise. Revenues for cemeteries that were acquired before 1994 increased $11,637 while revenues for cemeteries acquired since the beginning of 1994 increased $5,718.
   Cemetery costs and expenses were as follows:

                                                  Three Months Ended March 31,    Increase/       Percentage
                                                      1995            1994       (Decrease)        Increase
                                                  ------------------------------------------------------------
   Existing clusters  . . . . . . . . . . . .      $    55,990    $   46,905     $   9,085           19.4%
   New clusters*  . . . . . . . . . . . . . .              512           -             512
                                                   -----------    ----------     ---------
      Total clusters  . . . . . . . . . . . .           56,502        46,905         9,597           20.5%
   United Kingdom   . . . . . . . . . . . . .            1,644           -           1,644
   Non-cluster and disposed operations  . . .              898           782           116
   Administrative overhead  . . . . . . . . .            4,718         4,810           (92)
                                                   -----------    ----------     ---------
      Total cemetery costs  . . . . . . . . .      $    63,762    $   52,497     $  11,265           21.5%
                                                   ===========    ==========     =========

   Costs at existing clusters increased $9,085 associated with the increased revenues discussed above. Costs from cemeteries acquired before 1994, included in existing clusters, increased $4,809, while costs from cemeteries acquired since the beginning of 1994, included in existing clusters, increased $4,276. The overall cemetery gross profit margin increased to 36.5% from 33.9% last year reflecting the strong revenue growth as well as continued cost control in all major expense categories and slightly reduced administrative overhead costs.

Financial Services
The Company's wholly-owned finance subsidiary, Provident Services, Inc. (Provident) reported a gross profit decline of $527 in the current quarter compared with the same quarter in 1994. Provident's average outstanding loan portfolio during the current quarter declined to $205,214 compared to $252,694 last year while the average interest rate spread increased to 3.6% compared to 3.4% last year. Higher loan procurement costs also contributed to the decline in gross profit.





* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses were 3.6% in 1995 compared to 5.2% last year. These expenses decreased by $1,048 or 7.8% quarter to quarter. The lower level of expenses this quarter was primarily associated with reduced legal and professional expenses.
   Interest expense, which excludes the amount incurred through financial service operations, increased $9,660 or 61.8% during the current quarter. Increased borrowings and higher interest rates incurred under bank loans, lines of credit and commercial paper along with approximately $400,000 of fixed interest rate debt issued in December 1994 and January 1995, all of which was used to fund the Company's world-wide acquisition activities, were the reasons for the increase.
   The term convertible preferred shares of a subsidiary were issued in December 1994 and the proceeds were used in the acquisition of the United Kingdom operations.
   The provision for income taxes reflects a 38.9% effective tax rate for this year as compared to a 40.5% effective tax rate last year.

FINANCIAL CONDITION AT MARCH 31, 1995:
In December 1994 the Company sold, through underwritten public offerings, 7,700,000 common shares at a net $24.70 per share, $200,000 of 8.375% ten-year notes due in 2004 and $172,500 of 6.25% term convertible preferred shares of a Company subsidiary. In January 1995, an additional 780,000 common shares were sold at a net $24.70 per share pursuant to an underwriters over-allotment provision. All of these securities were sold pursuant to a $1,000,000 shelf registration of securities filed with the Securities and Exchange Commission ("Commission") in November 1994. The net proceeds of these offerings were used in the Company's acquisition program or were used to repay existing bank debt. Presently, the Company may issue an additional $411,260 of securities under this shelf registration; however, there are no current plans for such issuance.
   The Company's current ratio improved to 1.64:1 at March 31, 1995 compared to 1.25:1 at December 31, 1994. In the first quarter of 1995 the Company repaid short-term bank borrowings used to fund the United Kingdom acquisitions with available cash. The Company's total debt has decreased by $82,832 since year end to $1,525,054 reflecting the repayment of short term bank borrowings mentioned above partially offset by increased borrowings under the Company's primary bank revolving credit agreements which borrowings were used for 1995 acquisitions of funeral and cemetery operations. The Company's total debt, after giving effect for interest rate swaps, has been converted into approximately $773,000 of fixed interest rate debt at an average interest rate of 8.8% and $751,000 of variable interest rate debt at an average interest rate of 6.7%. The Company believes that debt service is manageable at the current levels of debt outstanding. The interest rate coverage for the three months ended March 31, 1995 was 3.68:1. This interest rate coverage level has been consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded primarily with debt is a prudent business strategy given the stable cash flow generated and the impressive non-failure rate exhibited by these businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.
   The remaining increases in other long-term assets and liabilities are primarily the result of acquisition activity in 1995 (see note 2 to the consolidated financial statements).
   Cash flows continue to be impacted by the Company's aggressive acquisition of funeral homes and cemeteries. In addition, capital expenditures, including new construction of facilities and major improvements to existing properties, continue to require significant amounts of cash. Funds generated from the earnings of existing funeral and cemetery operations, together with approximately $425,000 of unused lines of credit and $411,260 of issuable securities available under the $1,000,000 shelf registration mentioned above or other available borrowings, are expected to be sufficient for the Company to continue its current acquisition and operating policies.
   In addition to the sources of cash, the Company has 12,149,000 shares of common stock, $50,375 of guarantees of promissory notes and $73,882 of convertible debentures registered with the Commission to be used exclusively for future acquisitions.

                       SERVICE CORPORATION INTERNATIONAL
                          PART II.  OTHER INFORMATION


1. LEGAL PROCEEDINGS
   The Company is currently discussing with the staff of the Division of Enforcement ("Staff") of the Securities and Exchange Commission settlement of the matters arising out of the previously disclosed informal investigation by the Staff with respect to the Company's disclosure about the change in accountants. Such investigation was initially disclosed by the Company in May 1993. The Staff has advised that it intends to recommend to the Commission that it institute a cease and desist administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 with respect to the Company's disclosure in the March 31, 1993 Form 8-K, as amended, relating to the change in the Company's accountants. The Company had previously disclosed, initially in October 1994, that the Staff was considering such recommendation against the Company. The Staff has advised that, depending upon the outcome of the settlement discussions, the Staff will finalize its recommendation to the Commission as to whether Mr. Robert L. Waltrip, Chairman and Chief Executive Officer, Mr. L. William Heiligbrodt, President and Chief Operating Officer, and Mr. Samuel W. Rizzo, Executive Vice President, would be named as respondents in the proceeding. There is no assurance that the settlement discussions between the Company and the Staff will be satisfactorily concluded. In any event, the Commission will subsequently make the final determinations on any action recommended by the Staff in these matters.

6. EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits
           11.1    Computation of earnings per share.
           12.1 Ratio of earnings to fixed charges for the three months ended March 31, 1995 and 1994.
           12.2 Ratio of earnings to fixed charges for the five years ended December 31, 1994.
           27.1    Financial data schedule.

      (b)  Reports on Form 8-K
           There were no reports on Form 8-K during the three months ended March 31, 1995.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 1995
                                        SERVICE CORPORATION INTERNATIONAL



                                        By: /s/ George R. Champagne
                                           ------------------------------
                                        George R. Champagne
                                        Senior Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                             INDEX TO EXHIBITS


  Exhibit

   11.1    Computation of earnings per share.

   12.1 Ratio of earnings to fixed charges for the three months ended March 31, 1995 and 1994.

   12.2 Ratio of earnings to fixed charges for the five years ended December 31, 1994.

   27.1    Financial data schedule.