Form 10-Q
period 1995-06-30
SERVICE CORPORATION INTERNATIONAL
filed 1995-08-14
CIK 89089

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549




  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       or

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER 1-6402-1

                             -------------------

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

                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing
requirements for the past 90 days.  YES    [X]            NO __________

The number of shares outstanding of the registrant's common stock as of August 10, 1995, was 96,336,886 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL



                                     INDEX

                                                                                    Page
Part I. Financial Information

       Consolidated Balance Sheet -
          June 30, 1995 (Unaudited) and December 31, 1994                              3

       Consolidated Statement of Income (Unaudited) -
          Three Months Ended June 30, 1995 and 1994                                    4
          Six Months Ended June 30, 1995 and 1994

       Consolidated Statement of Cash Flows (Unaudited) -
          Six Months Ended June 30, 1995 and 1994                                      5

       Consolidated Statement of Stockholders' Equity (Unaudited) -
          Six Months Ended June 30, 1995                                               6

       Notes to the Consolidated Financial Statements (Unaudited)                  7 -11

       Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                                12 - 20



Part II.  Other Information                                                     21  - 22

       Signature                                                                      22


                       SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                  June 30,
                                                                                    1995         December 31,
                                                                                 (Unaudited)         1994
--------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
 ASSETS
 Current assets:
   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .    $    20,251       $  218,341
   Receivables, net of allowances  . . . . . . . . . . . . . . . . . . . . .        347,790          291,135
   Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72,192           60,897
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,814           21,436
                                                                                -----------       ----------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .        448,047          591,809
                                                                                -----------       ----------

 Prearranged funeral contracts   . . . . . . . . . . . . . . . . . . . . . .      1,537,085        1,418,104
 Long-term receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .        615,355          529,843
 Cemetery property, at cost  . . . . . . . . . . . . . . . . . . . . . . . .        812,198          748,639
 Property, plant and equipment, at cost (net)  . . . . . . . . . . . . . . .        909,857          832,401
 Deferred charges and other assets . . . . . . . . . . . . . . . . . . . . .        233,258          230,336
 Names and reputations (net) . . . . . . . . . . . . . . . . . . . . . . . .        888,975          810,756
                                                                                -----------       ----------
                                                                                $ 5,444,775       $5,161,888
                                                                                ===========       ==========
 LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .    $   191,547       $  154,770
   Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,351           39,084
   Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .         21,217          277,709
                                                                                -----------       ----------
     Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .        245,115          471,563
                                                                                -----------       ----------

 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,579,918        1,330,177
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .        275,162          238,088
 Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        278,475          233,356
 Deferred prearranged funeral contract revenues    . . . . . . . . . . . . .      1,597,454        1,519,582
 Convertible preferred shares of subsidiary  . . . . . . . . . . . . . . . .        172,500          172,500

 Stockholders' equity:
   Common stock, $1 per share par value, 200,000,000 shares authorized,
     96,321,367 and 94,857,060, respectively, issued and outstanding   . . .         96,321           94,857
   Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .        751,346          718,858
   Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .        448,377          381,509
   Foreign translation adjustment  . . . . . . . . . . . . . . . . . . . . .            107            1,398
                                                                                -----------       ----------
     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .      1,296,151        1,196,622
                                                                                -----------       ----------
                                                                                $ 5,444,775       $5,161,888
                                                                                ===========       ==========



(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                          1995            1994               1995             1994
-------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands, except per share amounts)
 Revenues  . . . . . . . . . . . . . . . . . . . .      $  353,649     $  262,862         $  701,762       $  524,120
 Costs and expenses  . . . . . . . . . . . . . . .        (247,667)      (186,121)          (479,105)        (357,837)
                                                        ----------     ----------         ----------       ----------
 Gross profit  . . . . . . . . . . . . . . . . . .         105,982         76,741            222,657          166,283

 General and administrative expenses . . . . . . .         (11,018)       (11,370)           (23,471)         (24,871)
                                                        ----------     ----------         ----------       ----------
 Income from operations  . . . . . . . . . . . . .          94,964         65,371            199,186          141,412

 Interest expense  . . . . . . . . . . . . . . . .         (27,525)       (16,832)           (52,809)         (32,456)
 Dividends on convertible preferred stock
   of subsidiary . . . . . . . . . . . . . . . . .          (2,696)          -                (5,391)             -
 Other income  . . . . . . . . . . . . . . . . . .           1,757          2,171              3,073            4,686
                                                        ----------     ----------         ----------       ----------
                                                           (28,464)       (14,661)           (55,127)         (27,770)
                                                       ----------     ----------         ----------       ----------
 Income before income taxes  . . . . . . . . . . .          66,500         50,710            144,059          113,642
 Provision for income taxes  . . . . . . . . . . .         (25,860)       (20,515)           (56,039)         (46,002)
                                                        ----------     ----------         ----------       ----------

 Net income  . . . . . . . . . . . . . . . . . . .      $   40,640     $   30,195         $   88,020       $   67,640
                                                        ==========     ==========         ==========       ==========

 Earnings per share:
   Primary   . . . . . . . . . . . . . . . . . . .      $      .42     $      .35         $      .91       $      .79
                                                        ==========     ==========         ==========       ==========
   Fully diluted   . . . . . . . . . . . . . . . .      $      .39     $      .33         $      .85       $      .74
                                                        ==========     ==========         ==========       ==========


 Dividends per share . . . . . . . . . . . . . . .      $      .11     $     .105         $      .22       $      .21
                                                        ==========     ==========         ==========       ==========

 Weighted average number of shares and equivalents          96,987         86,281             96,729           86,033
                                                        ==========     ==========         ==========       ==========


 (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                                1995                  1994
---------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     88,020         $    67,640
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .           44,661              30,501
 Provision for deferred income taxes  . . . . . . . . . . . . . . . . . .           14,292              10,116
 (Gain) from dispositions (net) . . . . . . . . . . . . . . . . . . . . .             (365)               (796)
 Change in assets and liabilities net of effects from acquisitions:
  (Increase) in receivables  . . . . . . . . . . . . . . . . . . . . . . .         (88,498)            (37,240)
  Change in prearranged funeral contracts and associated deferred revenues         (53,085)             44,439
  (Increase) in other assets . . . . . . . . . . . . . . . . . . . . . . .          (1,837)            (29,938)
  Increase in other liabilities  . . . . . . . . . . . . . . . . . . . . .          43,645              33,313
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,865)             (4,309)
                                                                              ------------         -----------
Net cash provided by operating activities   . . . . . . . . . . . . . . .           36,968             113,726
                                                                              ------------         -----------
Cash flows from investing activities:
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .          (44,831)            (39,845)
 Proceeds from sales of property and equipment  . . . . . . . . . . . . .            2,959               7,837
 Acquisitions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (169,980)           (112,743)
 Loans issued by finance subsidiary . . . . . . . . . . . . . . . . . . .          (12,740)            (20,012)
 Principal payments received on loans by finance subsidiary . . . . . . .           10,077              41,504
 Change in investments and other  . . . . . . . . . . . . . . . . . . . .           (2,134)            (23,115)
                                                                              ------------         -----------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . .         (216,649)           (146,374)
                                                                              ------------         -----------
Cash flows from financing activities:
 Increase (decrease) in borrowings under revolving credit agreements  . .          (51,129)             82,784
 Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .          300,000                 -
 Payments of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (268,590)            (14,912)
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (20,600)            (17,926)
 Common stock issued  . . . . . . . . . . . . . . . . . . . . . . . . . .           19,266                 -
 Exercise of stock options and other  . . . . . . . . . . . . . . . . . .            2,644                 518
                                                                              ------------         -----------
Net cash (used in) provided by financing activities . . . . . . . . . . .          (18,409)             50,464
                                                                              ------------         -----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .         (198,090)             17,816
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . .          218,341              20,822
                                                                              ------------         -----------
Cash and cash equivalents at June 30, 1995 and 1994 . . . . . . . . . . .     $     20,251         $    38,638
                                                                              ============         ===========
Cash used for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     55,580         $    35,225
                                                                              ============         ===========
 Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     32,723         $    39,182
                                                                              ============         ===========
Non cash transactions:
 Common stock issued under restricted stock plans . . . . . . . . . . . .     $      1,647         $     1,646
 Debenture conversion . . . . . . . . . . . . . . . . . . . . . . . . . .     $      5,346         $       -
 Property distributed from prearranged funeral trust. . . . . . . . . . .     $        -           $     9,920

 (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                         Capital in                         Foreign
                                                          Common         excess of         Retained       translation
                                                          stock          par value         earnings        adjustment
---------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Balance at December 31, 1994. . . . . . . . . . . .    $  94,857       $  718,858      $   381,509       $   1,398
  Net income. . . . . . . . . . . . . . . . . . . .          -                 -            88,020             -

  Common stock issued:
    Common stock offering . . . . . . . . . . . . .          780           18,486              -               -
    Stock option exercises and stock grants . . . .          266            4,025              -               -
    Acquisitions. . . . . . . . . . . . . . . . . .          180            5,225              -               -
    Debenture conversion. . . . . . . . . . . . . .          238            5,108              -               -
Dividends on common stock ($.22 per share). . . . .           -                -           (21,152)            -
Foreign translation adjustment  . . . . . . . . . .           -                -                            (1,291)
Other . . . . . . . . . . . . . . . . . . . . . . .           -              (356)              -               -
                                                      ----------       ----------      -----------       ---------
Balance at June 30, 1995  . . . . . . . . . . . . .   $   96,321       $  751,346      $   448,377       $     107
                                                      ==========       ==========      ===========       =========


 (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated financial statements for the six months ended June 30, 1995 and 1994 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1994 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.


2.  NAMES AND REPUTATIONS

The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in names and reputations and is being amortized over a 40 year period. The Company monitors the recoverability of names and reputations based on projections of future undiscounted operating income and cash flows of acquired businesses. Historically, the death care industry has exhibited stable earnings and cash flows as well as a low failure rate.


3.  ACQUISITIONS

The Company has acquired certain funeral and cemetery operations during each six month period ended June 30, 1995 and 1994. The consideration for these acquisitions consisted of cash, common stock of the Company, issued or assumed debt and the retirement of loans receivable issued by the Company's financial services subsidiary. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

       The effect of acquisitions on the consolidated balance sheet at June 30, was as follows:

                                                                         1995                    1994
----------------------------------------------------------------------------------------------------------
 Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  19,939                $  12,347
 Prearranged funeral contracts . . . . . . . . . . . . . . . . . . .       16,955                   44,524
 Long-term receivables . . . . . . . . . . . . . . . . . . . . . . .       42,230                    3,732
 Cemetery property . . . . . . . . . . . . . . . . . . . . . . . . .       64,827                   47,773
 Property, plant and equipment . . . . . . . . . . . . . . . . . . .       59,274                   45,456
 Deferred charges and other assets . . . . . . . . . . . . . . . . .          621                    3,560
 Names and reputations . . . . . . . . . . . . . . . . . . . . . . .       84,525                   70,189
 Current liabilities . . . . . . . . . . . . . . . . . . . . . . . .      (13,738)                 (20,580)
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,168)                 (25,271)
 Deferred income taxes and other liabilities . . . . . . . . . . . .      (55,019)                 (17,464)
 Deferred prearranged funeral contract revenues  . . . . . . . . . .      (25,061)                 (46,219)
 Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       (5,405)                  (5,304)
                                                                        ---------                ---------
       Cash used for acquisitions  . . . . . . . . . . . . . . . . .    $ 169,980                $ 112,743
                                                                        =========                =========

        The following unaudited pro forma information assumes that the acquisition by the Company of all operations acquired during the year ended December 31, 1994 and the six months ended June 30, 1995 took place on January 1, 1994 (766 funeral homes and 54 cemeteries acquired in 122 separate transactions). This information also assumes that the net proceeds from the Company's December 1994 public offerings of Company common stock, 8.375% notes and convertible preferred shares of a subsidiary were issued at the beginning of 1994 and such proceeds were used to fund, to the extent available, the acquisitions mentioned above. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

                                                                              Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------
                                                                            1995                    1994
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  720,201               $  663,110
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   87,730               $   70,381
 Primary earnings per common share . . . . . . . . . . . . . . . . .    $      .91               $      .73

        In addition to the acquisitions disclosed above, during the six month period ended June 30, 1995, the Company entered into an agreement to acquire Gibraltar Mausoleum Corporation ("Gibraltar"). Gibraltar, a private funeral and cemetery company based in Indianapolis, owns and operates 23 funeral homes and 54 cemeteries. The Company expects to complete the Gibraltar transaction during the fourth quarter of 1995 for a purchase price of approximately $260,000 consisting of 3,286,759 shares of Company common stock, $99,000 in cash and the assumption of $54,000 of Gibraltar debt.

        During July 1995, the Company announced that it reached an agreement with Lyonnaise des Eaux S.A. ("LDE"), A French company, to purchase their funeral service business subject to regulatory approvals. LDE's funeral service business is comprised of a 51% ownership of Omnium de Gestion et de Financement S.A. ("OGF") which, in turn, owns approximately 65% of Pompes Funebres Generales S.A. ("PFG"). The Company will make public tender offers for the remaining shares of OGF and PFG. The total purchase price for OGF and the portion of PFG not owned by OGF is expected to be approximately US $600,000. The net cost to the Company, taking into account the estimated cash balances of OGF and PFG, is expected to be approximately US $425,000. OGF and PFG, when combined, is the largest funeral service organization in Europe.

        Also during July 1995, the Company announced that it reached an agreement to acquire the shares of SCI Canada ("SCIC") not already owned by the Company. This transaction will eliminate the minority interest ownership of SCIC and will make SCIC a wholly owned subsidiary of the Company. This transaction is subject to approval by the minority shareholders of SCIC and, if approved, will be completed in the third quarter of 1995. The purchase price will be approximately US $60,000 net of proceeds received from exercise of outstanding SCIC stock options and will be financed through borrowings under the Company's revolving credit agreements.

        The Company is currently in the process of accumulating the financial information for the anticipated foreign and domestic acquisitions discussed above.


4.  DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES

Deferred prearranged funeral contract revenues include the contract amount of all price guaranteed prearranged funeral service contracts as well as the trust earnings and increasing insurance benefits earned through June 30, 1995. The Company will continue to defer additional trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company will recognize the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

        The recognition in future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

            1995  (remaining six months) . . . . . . . . .     $    72,235
            1996 . . . . . . . . . . . . . . . . . . . . .         133,310
            1997 . . . . . . . . . . . . . . . . . . . . .         122,741
            1998 . . . . . . . . . . . . . . . . . . . . .         112,790
            1999 . . . . . . . . . . . . . . . . . . . . .         103,459
            2000 and through 2004  . . . . . . . . . . . .         397,921
            2005 and thereafter  . . . . . . . . . . . . .         654,998
                                                               -----------
                                                               $ 1,597,454
                                                               ===========

 5.    DEBT

Effective June 30, 1995, the Company established a 364-day revolving credit agreement which allows for borrowings up to $450,000, which will be used to primarily support commercial paper. The agreement expires June 28, 1996, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount.

        Also effective June 30, 1995, the Company established a multicurrrency revolving credit agreement which allows borrowings of up to $350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to .15% is paid quarterly on the total commitment amount.

        The credit agreements disclosed above contain financial compliance provisions that require certain levels of net worth, debt, equity, liens, letters of credit and guarantees. At June 30, 1995 there was $178,700 of commercial paper outstanding backed by such credit agreements. During the six months ended June 30, 1995, the average interest rate incurred for amounts borrowed under these agreements was 6.1%.

        The Company's Canadian subsidiary has a line of credit with a Canadian bank allowing for borrowings up to US$21,900. At June 30, 1995, US$16,700 was outstanding under this agreement. This agreement requires a .125% commitment fee and was due to expire on July 31, 1995. Interest rates are based on various indices as determined by the Company. In July 1995, this line was increased to US$29,100 and the expiration date was extended to December 31, 1995. The Company's Australian subsidiary has a line of credit with an Australian bank allowing for borrowings up to US$56,800. At June 30, 1995, US$28,400 was outstanding under this agreement, this line requires a .15% commitment fee on the unused portion of the line. The interest rate is .55% above quoted bank bill buying rates. The expiration date is September 30, 1995. In July 1995, this line was reduced to US$35,500. It is expected that these agreements will be replaced by the foreign currency portions of the multicurrency revolving credit agreement discussed above.

        The Company's outstanding commercial paper and other borrowings under its various credit facilities at June 30, 1995 are classified as long-term debt. It is the Company's intent to refinance such borrowings through the use of its long-term bank credit agreements or other long-term notes issued under the Company's shelf registration.

        In June 1995, the Company issued $300,000, 7% notes due June 1, 2015. These notes were sold through an underwritten public offering pursuant to the Company's $1,000,000 shelf registration that went effective in October 1994. The holders of the notes have the right to require the Company to redeem such notes, in whole or in part, on June 1, 2002 at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued unpaid interest. The net proceeds of the notes were used to repay existing amounts outstanding under the Company's existing revolving credit facilities or to retire commercial paper backed by such facilities.

        In August 1995, the Company established a 364-day revolving credit agreement which allows for borrowings up to $600,000. Such borrowings will be used to provide short term financing for the purchase of LDE's funeral service business (see footnote 3 above). Interest rates are based on various indices as determined by the Company. In addition, a facility fee of .075% is paid quarterly on the total commitment amount.

6.  DERIVATIVES

The Company uses derivatives to reduce borrowing costs due to fluctuations in interest rates and to hedge its net investment in foreign subsidiaries from fluctuations in foreign exchange rates. To achieve this objective, the Company entered into interest rate and foreign currency swaps to effectively change the interest rate and currency of specific debt issuances. These interest rate and foreign currency swaps are entered into concurrently with the issuance of the debt they are intended to modify. The notional value, payment and maturity dates of the swaps generally match the principal, interest payment dates and maturity dates of the related debt. In addition, the notional amount of a foreign currency hedge related to a specific foreign subsidiary does not exceed the Company's net investment in that foreign subsidiary and generally has been entered into concurrently with the acquisition of the foreign subsidiary. Accordingly, any impact from the swaps on the Company's financial condition, liquidity or operating results would be generally offset by the opposite impact on the related debt or the net investment in the Company's foreign subsidiaries.

        The Company's policy is not to use derivatives for speculative purposes. Therefore, the Company does not trade in financial instruments nor is it a party to leveraged derivative transactions. The Company has procedures in place to monitor and control the use of derivatives and entered into transactions only with major financial institutions with exceptional credit worthiness. As of June 30, 1995, based on information supplied by the participating banks, the Company would receive approximately $16,000 from the participating banks to unwind these agreements.


 7.    RATIO OF EARNINGS TO FIXED CHARGES

                          Six Months Ended June 30,
                            1995             1994
                         --------------------------
                            2.94             3.65

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

8.  SCI INTERNATIONAL LIMITED

SCI International Limited ("International") is a wholly-owned subsidiary of the Company. International owns, through wholly-owned subsidiaries, the Company's operations in Australia and the United Kingdom as well as the Company's investment in a Canadian company, Arbor Memorial Service, Inc.

        Set forth below is certain June 30, summary financial information for International.

                                                                     1995             1994
                                                                -------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     $     109,377     $      22,661
                                                                =============     =============

Gross profit  . . . . . . . . . . . . . . . . . . . . . . .     $      32,666     $       7,207
                                                                =============     =============

Net income  . . . . . . . . . . . . . . . . . . . . . . . .     $       5,009     $       2,286
                                                                =============     =============


Current assets  . . . . . . . . . . . . . . . . . . . . . .     $      40,783     $      10,514
Non-current assets  . . . . . . . . . . . . . . . . . . . .           921,550           126,459
                                                                -------------     -------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . .     $     962,333     $     136,973
                                                                =============     =============

Current liabilities . . . . . . . . . . . . . . . . . . . .     $      70,610     $      10,931
Non-current liabilities . . . . . . . . . . . . . . . . . .           816,900           100,762
                                                                -------------     -------------
Total liabilities . . . . . . . . . . . . . . . . . . . . .     $     887,510     $     111,693
                                                                =============     =============

Stockholder's equity  . . . . . . . . . . . . . . . . . . .     $      74,823     $      25,280
                                                                =============     =============


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)


OVERVIEW:

The majority of the Company's funeral homes and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned above, allow the Company's operations to more efficiently process the traditionally wide fluctuations in the volume of funeral services and cemetery interments performed during a given time period. The Company's acquisitions are primarily concentrated within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American and Australian operations and is proceeding with implementation in the United Kingdom operations which were acquired in the latter half of 1994. The Company has approximately 162 clusters in North America and Australia, which range in size from two operations to 54 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


                         SIX MONTHS ENDED JUNE 30, 1995
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

 RESULTS OF OPERATIONS:

 Segment information for the Company's three lines of business are as follows:

                                                                                                              Percentage
                                                 Six Months Ended June 30,                   Increase/         Increase
                                               1995                      1994                (Decrease)       (Decrease)
                                         ----------------------------------------------------------------------------------
  Revenues:
       Funeral   . . . . . . . . . . .     $ 479,969                 $  350,008                $ 129,961            37.1%
       Cemetery  . . . . . . . . . . .       211,797                    164,776                   47,021            28.5
       Financial services  . . . . . .         9,996                      9,336                      660             7.1
                                           ---------                 ----------                ---------
                                             701,762                    524,120                  177,642            33.9
  Costs and expenses:
       Funeral   . . . . . . . . . . .       335,878                    240,612                   95,266            39.6
       Cemetery  . . . . . . . . . . .       136,851                    112,073                   24,778            22.1
       Financial services  . . . . . .         6,376                      5,152                    1,224            23.8
                                           ---------                 ----------                ---------
                                             479,105                    357,837                  121,268            33.9
  Gross profit and margin percentage:
     Funeral . . . . . . . . . . . . .       144,091      30.0%         109,396      31.3%        34,695            31.7
     Cemetery  . . . . . . . . . . . .        74,946      35.4           52,703      32.0         22,243            42.2
     Financial services  . . . . . . .         3,620      36.2            4,184      44.8           (564)          (13.5)
                                           ---------                 ----------                ---------
                                           $ 222,657      31.7%      $  166,283      31.7%     $  56,374            33.9%
                                           =========                 ==========                =========



Funeral

Funeral revenues were generated as follows:

                                                     Six Months Ended June 30,                     Percentage
                                                        1995           1994        Increase         Increase
                                                    ---------------------------------------------------------
    Existing clusters  . . . . . . . . . . . .      $   394,363    $   345,428    $    48,935         14.2%
    New clusters*  . . . . . . . . . . . . . .           15,125          1,643         13,482
                                                    -----------    -----------    -----------
       Total clusters  . . . . . . . . . . . .          409,488        347,071         62,417         18.0%
    United Kingdom   . . . . . . . . . . . . .           66,690            -           66,690
    Non-cluster and disposed operations  . . .            3,791          2,937            854
                                                    -----------    -----------    -----------
       Total funeral revenues  . . . . . . . .      $   479,969    $   350,008    $   129,961         37.1%
                                                    ===========    ===========    ===========

        The $48,935 increase in revenues at existing clusters was the result of 8.5% more funeral services performed (111,792 compared to 103,009) and a 5.2% higher average sales price ($3,528 compared to $3,353). Included in this increase were $33,880 in increased revenues from operations acquired since the beginning of 1994. The remaining revenue increase of $15,055 was contributed by operations acquired before 1994. These operations experienced a 7.5% increase in average sales price partially offset by a 2.7% decline in the number of funeral services performed. The decline in the number of funeral services performed at these operations was most noticeable early in the first quarter, which is seasonally a heavy funeral service volume period.

        During the six months ended June 30, 1995, the Company sold $171,474 of prearranged funeral services compared to $110,623 for the same period in 1994. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

Funeral costs were as follows:

                                                     Six Months Ended June 30,                     Percentage
                                                        1995           1994        Increase         Increase
                                                    ---------------------------------------------------------
    Existing clusters  . . . . . . . . . . . .      $   256,838    $   222,162    $    34,676         15.6%
    New clusters*  . . . . . . . . . . . . . .           11,232            954         10,278
                                                    -----------    -----------    -----------
       Total clusters  . . . . . . . . . . . .          268,070        223,116         44,954         20.1%
    United Kingdom   . . . . . . . . . . . . .           49,287           -            49,287
    Non-cluster and disposed operations  . . .            3,696          3,351            345
    Administrative overhead  . . . . . . . . .           14,825         14,145            680
                                                    -----------    -----------    -----------
       Total funeral costs   . . . . . . . . .      $   335,878    $   240,612    $    95,266         39.6%
                                                    ===========    ===========    ===========

        The gross profit margin for existing clusters declined to 34.9% from 35.7% last year. Acquisitions since the beginning of 1994, included in existing clusters, accounted for $26,775 of the existing cluster cost increase and were the primary reason for the existing cluster gross profit margin decline. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy. This was especially noticeable given the large number of acquired operations incorporated into existing clusters in 1995 and 1994. The gross profit margin for those operations in existing clusters that were acquired before 1994 increased slightly to 36.5% in 1995 from 36.1% last year due primarily to higher average sales price accomplished from improved merchandising of funeral services and products as well as price increases. Costs and expenses for those same operations remained relatively flat when expressed as a percentage of revenues.

--------------------
* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were ownedby the Company.

Cemetery

Cemetery revenues were generated as follows:

                                                     Six Months Ended June 30,     Increase/       Percentage
                                                        1995           1994       (Decrease)        Increase
                                                    ---------------------------------------------------------
    Existing clusters  . . . . . . . . . . . .      $   199,874    $   161,902    $   37,972          23.5%
    New clusters*  . . . . . . . . . . . . . .            3,106           -            3,106
                                                    -----------    -----------    ----------
       Total clusters  . . . . . . . . . . . .          202,980        161,902        41,078          25.4%
    United Kingdom   . . . . . . . . . . . . .            5,970           -            5,970
    Non-cluster and disposed operations  . . .            2,847          2,874           (27)
                                                    -----------    -----------    ----------
       Total cemetery revenues   . . . . . . .      $   211,797    $   164,776    $   47,021          28.5%
                                                    ===========    ===========    ==========

        Revenues for the existing clusters increased due primarily to increased volume of sales and higher average sales prices for property and merchandise. Included in this increase were $11,806 in increased revenues from locations acquired since the beginning of 1994. The remaining revenue increase of $26,166 was contributed by locations acquired before 1994.

Cemetery costs and expenses were as follows:

                                                     Six Months Ended June 30,                     Percentage
                                                        1995           1994        Increase         Increase
                                                    ---------------------------------------------------------
    Existing clusters  . . . . . . . . . . . .      $   120,789    $   102,223    $   18,566          18.2%
    New clusters*  . . . . . . . . . . . . . .            2,237           -            2,237
                                                    -----------    -----------    ----------
       Total clusters  . . . . . . . . . . . .          123,026        102,223        20,803          20.4%
    United Kingdom   . . . . . . . . . . . . .            3,147           -            3,147
    Non-cluster and disposed operations  . . .            2,022          1,630           392
    Administrative overhead  . . . . . . . . .            8,656          8,220           436
                                                    -----------    -----------    ----------
       Total cemetery costs  . . . . . . . . .      $   136,851    $   112,073    $   24,778          22.1%
                                                    ===========    ===========    ==========

        Costs at existing clusters increased $18,566 associated with the increased revenues discussed above. Costs from cemeteries acquired since the beginning of 1994, included in existing clusters, increased $8,966, while costs from cemeteries acquired before 1994, included in existing clusters, increased $9,600. The overall cemetery gross profit margin increased to 35.4% from 32.0% last year reflecting the strong revenue growth within existing clusters as well as continued cost control in the majority of operating expenses and administrative overhead.

Financial Services

The Company's wholly-owned finance subsidiary, Provident Services, Inc. (Provident) reported a gross profit decrease of $564 in the current period compared with the same period in 1994. Provident's average outstanding loan portfolio during the current period declined to $203,589 compared to $246,408 last year, while the average interest rate spread increased to 3.69% compared to 3.45% last year.

Other Income and Expenses

Expressed as a percentage of revenues, general and administrative expenses were 3.3% during the six months ended June 30, 1995 compared to 4.7% in the same period in 1994. These expenses decreased by $1,400 or 5.6% period to period. The lower level of expenses this period was primarily associated with reduced compensation, legal and professional expenses.

---------------------
* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

        Interest expense, which excludes the amount incurred through financial service operations, increased $20,353 or 62.7% during the current period. This increase was due to increased borrowings and higher interest rates incurred under bank loans, revolving lines of credit and commercial paper along with approximately $400,000 of fixed rate debt at a weighted average interest rate of 8.5% issued in December 1994 and January 1995. Additionally, in June 1995, the Company issued $300,000 of 7% notes. The additional borrowings were primarily used to fund the Company's world-wide acquisition activities and repay existing revolving lines of credit and commercial paper.

        The convertible preferred shares of a subsidiary were issued in December 1994 and the proceeds were used in the acquisition of the United Kingdom operations. Dividends on these securities yield 6.25% and totalled $5,391 for the first six months of 1995.

        The provision for income taxes reflects a 38.9% effective tax rate for this year as compared to a 40.5% effective tax rate last year.

                        THREE MONTHS ENDED JUNE 30, 1995
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1994
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)

RESULTS OF OPERATIONS:

Segment information for the Company's three lines of business are as follows:

                                                                                                         Percentage
                                              Three Months Ended June 30,                  Increase/      Increase
                                             1995                     1994                (Decrease)     (Decrease)
                                         ----------------------------------------------------------------------------
     Revenues:
       Funeral . . . . . . . . . . . .     $  237,213                 $ 172,651             $    64,562       37.4%
       Cemetery  . . . . . . . . . . .        111,400                    85,393                  26,007       30.5
       Financial services  . . . . . .          5,036                     4,818                     218        4.5
                                            ---------                ----------              ----------
                                              353,649                   262,862                  90,787       34.5
    Costs and expenses:
       Funeral   . . . . . . . . . . .        171,407                   123,629                  47,778       38.6
       Cemetery  . . . . . . . . . . .         73,089                    59,576                  13,513       22.7
       Financial services  . . . . . .          3,171                     2,916                     255        8.7
                                            ---------                ----------              ----------
                                              247,667                   186,121                  61,546       33.1
    Gross profit and margin percentage:
       Funeral   . . . . . . . . . . .         65,806    27.7%           49,022   28.4%          16,784       34.2
       Cemetery  . . . . . . . . . . .         38,311    34.4            25,817   30.2           12,494       48.4
       Financial services  . . . . . .          1,865    37.0             1,902   39.5              (37)      (1.9)
                                            ---------                ----------              ----------
                                            $ 105,982    30.0%       $   76,741   29.2%      $   29,241       38.1%
                                            =========                ==========              ==========

Funeral

Funeral revenues were generated as follows:

                                                 Three Months Ended June 30,    Increase/       Percentage
                                                     1995            1994       (Decrease)       Increase
                                                ------------------------------------------------------------
  Existing clusters . . . . . . . . . . . .       $  194,125     $  169,767     $  24,358          14.3%
  New clusters* . . . . . . . . . . . . . .            9,031          1,329         7,702
                                                  ----------     ----------     ---------
     Total clusters   . . . . . . . . . . .          203,156        171,096        32,060          18.7%
  United Kingdom  . . . . . . . . . . . . .           32,607           -           32,607
  Non-cluster and disposed operations . . .            1,450          1,555          (105)
                                                  ----------     ----------     ---------
     Total funeral revenues   . . . . . . .       $  237,213     $  172,651     $  64,562          37.4%
                                                  ==========     ==========     =========


        The $24,358 increase in revenues at existing clusters was the result of 7.8% more funeral services performed (54,639 compared to 50,679) and a 6.1% higher average sales price ($3,553 compared to $3,350). Included in this increase were $15,336 in increased revenues from operations acquired since April 1, 1994. The remaining increase of $9,022 was contributed by operations acquired before April 1, 1994. The locations that were acquired before April 1, 1994 experienced a 7.9% increase in average sales prices which was partially offset by a 2.3% decline in the number of funeral services performed.

        During the three months ended June 30, 1995, the Company sold $90,994 of prearranged funeral services compared to $60,771 for the same quarter in 1994. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

Funeral costs were as follows:

                                                 Three Months Ended June 30,    Increase/        Percentage
                                                     1995            1994       (Decrease)        Increase
                                                -----------------------------------------------------------
  Existing clusters . . . . . . . . . . . .       $  131,145     $  114,578     $  16,567           14.5%
  New clusters* . . . . . . . . . . . . . .            6,902            728         6,174
                                                  ----------     ----------     ---------
     Total clusters   . . . . . . . . . . .          138,047        115,306        22,741           19.7%
  United Kingdom  . . . . . . . . . . . . .           24,762           -           24,762
  Non-cluster and disposed operations . . .            1,464          1,689          (225)
  Administrative overhead . . . . . . . . .            7,134          6,634           500
                                                  ----------     ----------     ---------
     Total funeral costs  . . . . . . . . .       $  171,407     $  123,629     $  47,778           38.6%
                                                  ==========     ==========     =========

        The gross profit margin for existing clusters declined slightly to 32.4% from 32.5% last year. Acquisitions since April 1, 1994, included in existing clusters, accounted for $12,897 of the existing cluster cost increase and were the primary reason for the existing cluster gross profit margin decline. The gross profit margin for those funeral operations in existing clusters that were acquired before April 1, 1994 increased to 33.9% in 1995 from 32.6% last year due to the increase in average sales prices discussed above and reduced personnel and facility costs when expressed as a percentage of revenues.


--------------------
* Represents new geographic cluster areas entered into since April 1, 1994 for the period that those businesses were owned by the Company.

Cemetery

Cemetery revenues were generated as follows:

                                                 Three Months Ended June 30,                     Percentage
                                                     1995            1994        Increase         Increase
                                               -------------------------------------------------------------
  Existing clusters . . . . . . . . . . . .       $  104,709     $   84,092     $  20,617           24.5%
  New clusters* . . . . . . . . . . . . . .            2,350           -            2,350
                                                  ----------     ----------     ---------
     Total clusters   . . . . . . . . . . .          107,059         84,092        22,967           27.3%
  United Kingdom  . . . . . . . . . . . . .            2,897           -            2,897
  Non-cluster and disposed operations . . .            1,444          1,301           143
                                                  ----------     ----------     ---------
     Total cemetery revenues  . . . . . . .       $  111,400     $   85,393     $  26,007           30.5%
                                                  ==========     ==========     =========

        Revenues for the existing clusters increased due primarily to increased volume of sales and higher average sales prices for property and merchandise. Included in this increase were $5,680 in increased revenues from locations acquired since April 1, 1994. The remaining revenue increase of $14,937 was contributed by locations acquired before April 1, 1994.

Cemetery costs and expenses were as follows:

                                                 Three Months Ended June 30,                     Percentage
                                                     1995            1994        Increase         Increase
                                                ------------------------------------------------------------
  Existing clusters . . . . . . . . . . . .       $   64,799     $   55,318     $   9,481           17.1%
  New clusters* . . . . . . . . . . . . . .            1,725           -            1,725
                                                  ----------     ----------     ---------
     Total clusters   . . . . . . . . . . .           66,524         55,318        11,206           20.3%
  United Kingdom  . . . . . . . . . . . . .            1,503           -            1,503
  Non-cluster and disposed operations . . .            1,124            848           276
  Administrative overhead . . . . . . . . .            3,938          3,410           528
                                                  ----------     ----------     ---------
     Total cemetery costs   . . . . . . . .       $   73,089     $   59,576     $  13,513           22.7%
                                                  ==========     ==========     =========

        Costs at existing clusters increased $9,481 associated with the increased revenues discussed above. Costs from cemeteries acquired after April 1, 1994 included in existing clusters, increased $4,448, while costs from cemeteries acquired before April 1, 1994, included in existing clusters, increased $5,033. The overall cemetery gross profit margin increased to 34.4% from 30.2% last year reflecting the strong revenue growth within existing clusters as well as continued cost control in the majority of operating expenses.


Other Income and Expenses

Expressed as a percentage of revenues, general and administrative expenses were 3.1% in the three months ended June 30, 1995 compared to 4.3% in the same period in 1994. These expenses decreased by $352 or 3.1% quarter to quarter. The lower level of expenses this quarter was primarily associated with reduced compensation, legal and professional expenses.

        Interest expense, which excludes the amount incurred through financial service operations, increased $10,693 or 63.5% during the current quarter. This increase was due to increased borrowings and higher interest rates incurred under bank loans, lines of credit and commercial paper along with approximately $400,000 of fixed rate debt at a weighted average interest rate of 8.5% issued in December 1994 and January 1995. Additionally, in June 1995, the Company issued $300,000 of 7% notes.

--------------------
 * Represents new geographic cluster areas entered into since April 1, 1994 for the period that those businesses were owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY AT JUNE 30, 1995:

General

Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public offerings of debt and equity securities supplemented by the Company's revolving credit agreements. The Company believes cash from operations, additional funds available under its revolving credit agreements, and proceeds from public offerings of securities will be sufficient to continue its current acquisition and operating policies.

        At June 30, 1995, the Company had net working capital of $202,932 and a current ratio of 1.83:1, compared to working capital of $120,246 and a current ratio of 1.25:1 at December 31, 1994. The cash balance at December 31, 1994 included net proceeds from the Company's December 1994 public offerings which were used in the first quarter of 1995 to repay bank debt associated with the 1994 United Kingdom acquisitions.


Shelf Registration of Securities

In October 1994, the Company registered $1,000,000 of securities through a shelf registration filed with the Securities and Exchange Commission ("Commission"). During the fourth quarter of 1994 and the year to date period ended June 30, 1995, the Company has issued approximately $889,000 of securities under this shelf registration. The proceeds from these securities were used to finance the United Kingdom acquisitions and to repay borrowings under the Company's revolving credit agreements.

        In June 1995, the Company filed an $889,000 shelf registration of securities with the Commission. This filing is currently in the review process with the Commission and is not currently effective. This shelf registration, combined with the remaining amount available under the October 1994 shelf registration, will offer the Company the ability to issue up to $1,000,000 in securities. A portion of these securities are expected to be used to permanently finance the acquisition of the funeral service business of LDE discussed below.


Revolving Credit Agreements

Effective June 30, 1995, the Company replaced its existing revolving credit agreements with two new agreements that allow for borrowings of up to $800,000. The first agreement establishes a new 364-day revolving credit agreement which allows for borrowings up to $450,000, which will be used to primarily support commercial paper. The agreement expires June 28, 1996, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount. The second agreement represents a multicurrency revolving credit agreement which allows borrowings of up to $350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to
 .15% is paid quarterly on the total commitment amount.

        The Company's Canadian and Australian subsidiaries have lines of credit which expire December 31, 1995 and September 30, 1995, respectively, It is expected that these agreements will be replaced by the foreign currency portions of the multicurrency revolving credit agreement discussed above.


Derivatives

The Company uses derivatives to reduce borrowing costs due to fluctuations in interest rates and to hedge its net investment in foreign subsidiaries from fluctuations in foreign exchange rates. To achieve this objective, the Company entered into interest rate and foreign currency swaps to effectively change the interest rate and currency of specific debt issuances. These interest rate and foreign currency swaps are entered into concurrently with the issuance of the debt they are intended to modify. The notional value, payment and maturity dates of the swaps generally match the principal, interest payment dates and maturity dates of the related debt. In addition, the notional amount of a foreign currency hedge related to a specific foreign subsidiary does not exceed the Company's net investment in that foreign subsidiary and generally has been entered into concurrently with the acquisition of the foreign subsidiary. Accordingly, any impact from the swaps on the Company's financial condition, liquidity or operating results would be generally offset by the opposite impact on the related debt or the net investment in the Company's foreign subsidiaries.

        The Company's policy is not to use derivatives for speculative purposes. Therefore, the Company does not trade in financial instruments nor is it a party to leveraged derivative transactions. The Company has procedures in place to monitor and control the use of derivatives and entered into transactions only with major financial institutions with exceptional credit worthiness. For a more complete description of the Company's derivatives activities, including quantitative disclosures of specific transactions, refer to footnotes 1 and 6 to the Company's December 31, 1994 consolidated financial statements contained in the Company's 1994 annual report on Form 10-K.

Foreign Matters

        The Company believes, due to the foreign currency hedges described above, that the effects of foreign currency translations are immaterial. The death care industries in countries where the Company has foreign operations and those countries related to the proposed acquisitions (see note 3) are very stable, have predictable cash flows and those countries do not have highly inflationary economies.


Sources and Uses of Cash

Cash Flows from Operating Activities

Net cash provided by operating activities was $36,968 for the six months ended June 30, 1995, compared to $113,726 for the same period in 1994, a decrease of $76,758. This decrease was due primarily to an increase in receivables due primarily to increased sales of funeral services and cemetery products and merchandise. Also contributing to the decrease was a net use of cash relating to prearranged funeral activities primarily due to the timing of cash payments and withdrawals to and from trusts and increased cash outlays on marketing efforts.

Cash Flows from Investing Activities

        Net cash used in investing activities was $216,649 for the six months ended June 30, 1995, compared to $146,374 for the same period in 1994. This increase reflects the Company's aggressive acquisition of funeral homes and cemeteries. During the six months ended June 30, 1995, $169,980 of cash was used for acquisitions. The effect of acquisitions on the Company's balance sheet is detailed in note 3. In addition to acquisitions, capital expenditures including new construction of facilities and major improvements to existing properties, continue to require significant amounts of cash. Cash used in capital expenditures was $44,831 during the six months ended June 30, 1995.

Cash Flows from Financing Activities

        Net cash used in financing activities was $18,409 for the six months ended June 30, 1995, compared to cash provided of $50,464 for the same period in 1994. This variance is primarily the result of transactions involving the Company's long-term debt. In the first six months of 1995, the Company's total debt decreased by $6,751 to $1,601,135 reflecting the repayment of borrowings under the Company's revolving credit agreements. These repayments were partially offset by increased long term debt resulting from the issuance of $300,000 of 7% notes due in 2015 and the January 1995 issuance of $199,000 seven year, fixed rate notes. The Company's total debt, after giving effect for interest rate swaps, has been converted into approximately $1,028,000 of fixed interest rate debt at an average interest rate of 8.3% and $572,000 of variable interest rate debt at an average interest rate of 7.1%. The Company believes that debt service is manageable at the current levels of debt outstanding. The interest rate coverage for the six months ended June 30, 1995 was 3.27. This interest rate coverage level has been consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded primarily with debt is a prudent business strategy given the stable cash flow generated and the low non-failure rate exhibited by these businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

        The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At June 30, 1995, the Company had approximately $621,000 of available borrowings under its primary credit facilities. As disclosed above, upon effectiveness of the June 1995 shelf registration, the Company may issue additional securities. In addition, the Company has 11,015,000 shares of common stock, $46,725 of guarantees of promissory notes and $73,882 of convertible debentures registered with the Commission to be used exclusively for future acquisitions.

Other Matters

During the six month period ended June 30, 1995, the Company entered into an agreement to acquire Gibraltar. Gibraltar, a private funeral and cemetery company based in Indianapolis, owns and operates 23 funeral homes and 54 cemeteries. The Company expects to complete the Gibraltar transaction during the fourth quarter of 1995 for a purchase price of approximately $260,000. This transaction will be financed through the issuance of common stock under the Company's shelf registration and borrowings under the Company's revolving credit agreements.

        During July 1995, the Company announced that it reached an agreement with LDE to purchase their funeral service business subject to regulatory approvals. LDE's funeral service business is comprised of a 51% ownership of OGF which, in turn, owns approximately 65% of PFG. The Company will make public tender offers for the remaining shares of OGF and PFG. OGF and PFG, when combined, is the largest funeral service organization in Europe. The total purchase price is expected to approximate US $600,000. The net cost to the Company, taking into account the estimated cash balances of OGF and PFG, is expected to be approximately US$425,000. This transaction is expected to be financed initially with temporary bridge financing secured from banks (see note
5) with permanent financing derived from securities issued under the shelf registrations of securities discussed above.

        Also during July 1995, the Company announced that it reached an agreement to acquire the shares of SCIC not already owned by the Company. This transaction will eliminate the minority interest ownership of SCIC and will make SCIC a wholly owned subsidiary of the Company. This transaction, which is expected to be completed in the third quarter of 1995, will cost approximately US$60,000 and will be financed through borrowings under the Company's revolving credit agreements.

        The Company will adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121) in January 1996. FAS 121 attempts to standarize matters used to determine whether the costs of long-lived assets will be recovered, and how much costs should be tested for value impairment. The Company has not experienced impairment of its assets, including names and reputations, in the past and does not anticipate that FAS 121 will have a material impact, if any, on the Company's financial position or results of operations in the future.

                       SERVICE CORPORATION INTERNATIONAL
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently engaged in a settlement process with the staff of the Division of Enforcement ("Staff") of the Securities and Exchange Commission involving the matters arising out of the previously disclosed informal investigation by the Staff with respect to the Company's disclosure about the change in accountants. Such investigation was initially disclosed by the Company in May 1993 and in subsequent reports filed with the Commission, the most recent being the report on Form 10-Q for the quarterly period ended March 31, 1995.
         See such report for further information. The Company recently submitted an Offer of Settlement in this matter. The Commission will make the final determinations on such Offer of Settlement. There is no assurance that the settlement process will be satisfactorily concluded.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 11, 1995, the Company held its annual meeting of shareholders and the shareholders elected five directors. The shares voting on the director nominees were cast as follows:

                                                                 Abstentions or       Broker
            Nominee                                Votes For     Votes Withheld      Non-votes
            -------                                ---------     --------------      ---------
         Douglas M. Conway                        78,862,886        644,526            -0-
         James J. Gavin, Jr                       78,868,238        639,174            -0-
         B. D. Hunter                             78,806,557        700,855            -0-
         John W. Mecom, Jr.                       78,861,793        645,619            -0-
         Samuel W. Rizzo                          78,871,157        636,255            -0-

         In addition, the shareholders approved the Company's 1995 Stock Plan for Non-Employee Directors ("Proposal No. 1"), the Company's 1995 Incentive Equity Plan ("Proposal No. 2") and the proposal correcting the Company's 1993 Long-Term Incentive Stock Option Plan ("Proposal No. 3"), all of which are described in the Company's proxy statement dated April 17, 1995. The shares voting were cast as follows:

                                                                 Abstentions or       Broker
          Proposal                  Votes For    Votes Against   Votes Withheld      Non-votes
          --------                  ---------    -------------   --------------      ---------
         Proposal No. 1             70,839,175     7,962,350        705,887            -0-
         Proposal No. 2             74,198,836     4,933,189        375,387            -0-
         Proposal No. 3             73,456,854     5,517,697        532,861            -0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.1    Computation of earnings per share.
              12.1    Ratio of earnings to fixed charges.
              27.1    Financial data schedule.

         (b)  Reports on Form 8-K

              During the quarter ended June 30, 1995, the Company filed a Form 8-K dated May 23, 1995 reporting under "Item 5. Other Events" (i) the announcement of a transaction whereby the shareholders of Service Corporation International (Canada) Limited ("SCIC") would be given the opportunity to sell their shares of SCIC to the Company, (ii) information regarding a possible acquisition of Pompes Funebres Generales S.A., and (iii) unaudited proforma combined financial information concerning all operations acquired during 1994, including Great Southern Group plc and Plantsbrook Group plc. The Company also filed a Form 8-K dated June 7, 1995 reporting under "Item 5. Other Events" the announcement of the execution of an agreement for the acquisition of Gibraltar Mausoleum Corporation.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1995
                                        SERVICE CORPORATION INTERNATIONAL



                                        By: /s/ George R. Champagne
                                        ----------------------------------------
                                        George R. Champagne
                                        Senior Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                              INDEX TO EXHIBITS

Exhibit 11.1     Computation of Earnings per Share
Exhibit 12.1     Ratio of Earnings to Fixed Charges
Exhibit 27.1     Financial data schedule