Form 10-Q
period 1995-09-30
SERVICE CORPORATION INTERNATIONAL
filed 1995-11-13
CIK 89089

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      or

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________


                       COMMISSION FILE NUMBER 1-6402-1

                       SERVICE CORPORATION INTERNATIONAL
              (Exact name of registrant as specified in charter)

                 TEXAS                                      74-1488375
    (State or other jurisdiction of                     (I. R. S. employer
     incorporation or organization)                   identification number)

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

The number of shares outstanding of the registrant's common stock as of November 9, 1995, was 113,786,689 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL



                                     INDEX

                                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheet -
            September 30, 1995 (Unaudited) and December 31, 1994            3

         Consolidated Statement of Income (Unaudited) -
            Three Months Ended September 30, 1995 and 1994                  4
            Nine Months Ended September 30, 1995 and 1994

         Consolidated Statement of Cash Flows (Unaudited) -
            Nine Months Ended September 30, 1995 and 1994                   5

         Consolidated Statement of Stockholders' Equity (Unaudited) -
            Nine Months Ended September 30, 1995                            6

         Notes to the Consolidated Financial Statements (Unaudited)      7-12

         Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                     13-22



Part II. Other Information                                              23-24

         Signature                                                         24


                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET


                                                                                September 30,
                                                                                    1995         December 31,
                                                                                 (Unaudited)         1994
-------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)

 ASSETS
 Current assets:
   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .    $  170,145       $  218,341
   Receivables, net of allowances  . . . . . . . . . . . . . . . . . . . . .       442,983          291,135
   Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       116,394           60,897
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,365           21,436
                                                                                ----------       ----------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .       762,887          591,809
                                                                                ----------       ----------

 Investments-insurance subsidiary  . . . . . . . . . . . . . . . . . . . . .       539,924             -
 Prearranged funeral contracts   . . . . . . . . . . . . . . . . . . . . . .     1,640,677        1,418,104
 Long-term receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .       624,686          529,843
 Cemetery property, at cost  . . . . . . . . . . . . . . . . . . . . . . . .       824,638          748,639
 Property, plant and equipment, at cost (net)  . . . . . . . . . . . . . . .     1,229,812          832,401
 Deferred charges and other assets . . . . . . . . . . . . . . . . . . . . .       293,642          230,336
 Names and reputations (net) . . . . . . . . . . . . . . . . . . . . . . . .     1,081,446          810,756
                                                                                ----------       ----------
                                                                                $6,997,712       $5,161,888
                                                                                ==========       ==========
 LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .    $  384,014       $  154,770
   Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,438           39,084
   Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .        31,542          277,709
                                                                                ----------       ----------
     Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .       453,994          471,563
                                                                                ----------       ----------

 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,158,710        1,330,177
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       330,728          238,088
 Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       322,390          233,356
 Deferred prearranged funeral contract revenues    . . . . . . . . . . . . .     2,190,837        1,519,582
 Company obligated, mandatorily redeemable, convertible preferred securities of SCI Finance LLC, whose principal asset is a 6.25%, $216,315 note
   from the Company    . . . . . . . . . . . . . . . . . . . . . . . . . . .       172,500          172,500

 Stockholders' equity:
   Common stock, $1 per share par value, 200,000,000 shares authorized,
     98,380,215 and 94,857,060, respectively, issued and outstanding   . . .        98,380           94,857
   Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .       788,274          718,858
   Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .       475,010          381,509
   Foreign translation adjustment  . . . . . . . . . . . . . . . . . . . . .         6,889            1,398
                                                                                ----------       ----------
     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .     1,368,553        1,196,622
                                                                                ----------       ----------
                                                                                $6,997,712       $5,161,888
                                                                                ==========       ==========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                       1995               1994           1995              1994
--------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands, except per share amounts)

Revenues  . . . . . . . . . . . . . . . . . . .       $  403,491     $  277,814       $  1,105,253     $    801,934

Costs and expenses  . . . . . . . . . . . . . .         (297,767)      (200,900)          (776,872)        (558,737)
                                                      ----------     ----------       ------------     ------------
Gross profit  . . . . . . . . . . . . . . . . .          105,724         76,914            328,381          243,197

General and administrative expenses . . . . . .          (12,206)       (10,659)           (35,677)         (35,530)
                                                      ----------     ----------       ------------     ------------
Income from operations  . . . . . . . . . . . .           93,518         66,255            292,704          207,667

Interest expense  . . . . . . . . . . . . . . .          (32,254)       (21,008)           (85,063)         (53,464)

Dividends on preferred securities of
    SCI Finance LLC . . . . . . . . . . . . . .           (2,695)            -              (8,086)              -

Other income  . . . . . . . . . . . . . . . . .            3,453          3,081              6,526            7,767
                                                      ----------     ----------       ------------     ------------
                                                         (31,496)       (17,927)           (86,623)         (45,697)
                                                      ----------     ----------       ------------     ------------

Income before income taxes  . . . . . . . . . .           62,022         48,328            206,081          161,970

Provision for income taxes  . . . . . . . . . .          (22,886)       (19,725)           (78,925)         (65,727)
                                                      ----------     ----------       ------------     ------------

Net income  . . . . . . . . . . . . . . . . . .       $   39,136     $   28,603       $    127,156     $     96,243
                                                      ==========     ==========       ============     ============
Earnings per share:

 Primary  . . . . . . . . . . . . . . . . . . .       $      .40     $      .33       $       1.31     $       1.12
                                                      ==========     ==========       ============     ============
 Fully diluted  . . . . . . . . . . . . . . . .       $      .37     $      .32       $       1.22     $       1.06
                                                      ==========     ==========       ============     ============


Dividends per share . . . . . . . . . . . . . .       $      .11     $     .105       $        .33     $       .315
                                                      ==========     ==========       ============     ============

Weighted average number of shares
    and equivalents . . . . . . . . . . . . . .           98,547         86,578             97,335           86,215
                                                      ==========     ==========       ============     ============


(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                                     1995               1994
----------------------------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   127,156          $   96,243
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .          67,886              47,568
  Provision for deferred income taxes   . . . . . . . . . . . . . . . . . .          17,689              13,463
  (Gain) from dispositions (net)  . . . . . . . . . . . . . . . . . . . . .          (1,029)             (1,119)
  Change in assets and liabilities net of effects from acquisitions:
    (Increase) in receivables . . . . . . . . . . . . . . . . . . . . . . .        (124,573)            (63,172)
    Change in prearranged funeral contracts and associated
      deferred revenues  .  . . . . . . . . . . . . . . . . . . . . . . . .         (67,334)             53,682
    (Increase) in other assets  . . . . . . . . . . . . . . . . . . . . . .         (10,451)            (24,395)
    Increase in other liabilities . . . . . . . . . . . . . . . . . . . . .          70,228              29,325
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,209)             (2,969)
                                                                                -----------          ----------
Net cash provided by operating activities   . . . . . . . . . . . . . . . .          73,363             148,626
                                                                                -----------          ----------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .         (75,259)            (60,961)
  Proceeds from sales of property and equipment   . . . . . . . . . . . . .           4,137              11,287
  Acquisitions    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (588,314)           (517,449)
  Loans issued by finance subsidiary  . . . . . . . . . . . . . . . . . . .         (23,572)            (39,511)
  Principal payments received on loans by finance subsidiary  . . . . . . .          17,334              45,608
  Change in investments and other   . . . . . . . . . . . . . . . . . . . .         (12,635)            (15,827)
                                                                                -----------          ----------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . .        (678,309)           (576,853)
                                                                                -----------          ----------
Cash flows from financing activities:
  Increase in borrowings under revolving credit agreements  . . . . . . . .         543,534             497,324
  Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .         300,000                  -
  Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (278,158)            (21,230)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (31,196)            (26,965)
  Common stock issued   . . . . . . . . . . . . . . . . . . . . . . . . . .          19,266                  -
  Exercise of stock options and other   . . . . . . . . . . . . . . . . . .           3,304               1,009
                                                                                -----------          ----------
Net cash provided by financing activities   . . . . . . . . . . . . . . . .         556,750             450,138
                                                                               ------------          ----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . .         (48,196)             21,911
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . .         218,341              20,822
                                                                                -----------          ----------
Cash and cash equivalents at September 30, 1995 and 1994  . . . . . . . . .     $   170,145          $   42,733
                                                                                ===========          ==========
Cash used for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    89,974          $   46,730
                                                                                ===========          ==========
  Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    41,212          $   50,281
                                                                                ===========          ==========
Non cash transactions:
  Common stock issued under restricted stock plans  . . . . . . . . . . . .     $     1,809          $    1,802
  Debenture conversion  . . . . . . . . . . . . . . . . . . . . . . . . . .     $    44,852          $    1,293
  Property distributed from prearranged funeral trust   . . . . . . . . . .     $        -           $    9,920


(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                         Capital in                         Foreign
                                                          Common         excess of         Retained       translation
                                                          stock          par value         earnings        adjustment
----------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)

Balance at December 31, 1994 . . . . . . . . . . . .   $   94,857       $  718,858       $   381,509        $   1,398
  Net income . . . . . . . . . . . . . . . . . . . . .       -                -              127,156             -
  Common stock issued:
    Common stock offering  . . . . . . . . . . . . .          780           18,486              -                -
    Stock option exercises and stock grants  . . . .          311            4,802              -                -
    Acquisitions . . . . . . . . . . . . . . . . . .          184            5,414              -                -
    Debenture conversions  . . . . . . . . . . . . .        2,248           42,604              -                -
Dividends on common stock ($.33 per share) . . . . .         -                -              (33,655)            -
Foreign translation adjustment . . . . . . . . . . .         -                -                 -               5,491
Other  . . . . . . . . . . . . . . . . . . . . . . .         -              (1,890)             -                -
                                                       ----------       ----------       -----------        ---------
Balance at September 30, 1995  . . . . . . . . . . .   $   98,380       $  788,274       $   475,010        $   6,889
                                                       ==========       ===========      ===========        =========


(See notes to consolidated financial statements)

                      SERVICE CORPORATION INTERNATIONAL

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION
The consolidated financial statements for the nine months ended September 30, 1995 and 1994 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1994 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.


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


3.  ACQUISITIONS
On August 25, 1995, the Company acquired an approximate 51% interest in Omnium
de Gestion et de Financement S.A. ("OGF") for US $233,358.   OGF, in turn,
owned approximately 65% of Pompes Funebres Generales S.A. ("PFG"). OGF and PFG, when combined, is the largest funeral service organization in Europe, operating 1,040 funeral service locations and a funeral insurance business which primarily sells insurance policies in connection with OGF/PFG's prearranged funeral business. The Company is making public tender offers for the remaining shares of OGF and PFG with the intent to acquire 100% of the outstanding shares of both companies. On September 30, 1995, the Company owned shares representing over 97% of OGF and over 95% of PFG. The total purchase price for OGF and the portion of PFG not owned by OGF is expected to be approximately US $590,000 (based on the August 25, 1995 translation rate of 1969). The net cost to the Company, taking into account the cash balances of OGF and PFG, is expected to be approximately US $424,000. Financing for this acquisition was initially provided by a short-term French revolving credit facility, with permanent financing provided by issuances of notes and Company common stock (see discussion in notes 5 and 6).

       On September 5, 1995, the Company acquired the shares of SCI Canada ("SCIC") not already owned by the Company. This transaction eliminated the approximate 31% minority interest ownership of SCIC and made SCIC a wholly owned subsidiary of the Company. SCIC owns 75 funeral service locations and three cemeteries. The purchase price of approximately US $62,578 was financed through borrowings under the Company's existing revolving credit agreements.

       In addition to OGF/PFG and SCIC, the Company has acquired certain other funeral and cemetery operations during each nine month period ended September 30, 1995 and 1994. The consideration for these acquisitions consisted of cash, common stock of the Company, issued or assumed debt and the retirement of loans receivable issued by the Company's financial services subsidiary. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

       The effect of these acquisitions on the consolidated balance sheet at September 30, was as follows:

                                                                         1995                    1994
---------------------------------------------------------------------------------------------------------
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 148,790                $  32,406
Investments - insurance subsidiary  . . . . . . . . . . . . . . .       539,924                     -
Prearranged funeral contracts . . . . . . . . . . . . . . . . . .        34,265                  108,271
Long-term receivables . . . . . . . . . . . . . . . . . . . . . .        51,388                    2,826
Cemetery property . . . . . . . . . . . . . . . . . . . . . . . .        78,857                  307,389
Property, plant and equipment . . . . . . . . . . . . . . . . . .       360,887                  167,833
Deferred charges and other assets . . . . . . . . . . . . . . . .        41,025                    5,095
Names and reputations . . . . . . . . . . . . . . . . . . . . . .       282,413                  356,314
Current liabilities . . . . . . . . . . . . . . . . . . . . . . .      (197,581)                (184,737)
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .       (58,244)                 (51,605)
Deferred income taxes and other liabilities . . . . . . . . . . .      (143,786)                (107,645)
Deferred prearranged funeral contract revenues  . . . . . . . . .      (544,026)                (112,460)
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .        (5,598)                  (6,238)
                                                                      ---------                ---------
    Cash used for acquisitions  . . . . . . . . . . . . . . . . .     $ 588,314                $ 517,449
                                                                      =========                =========


    In addition to the acquisitions disclosed above, on October 11, 1995, the Company purchased Gibraltar Mausoleum Corporation ("Gibraltar"). Gibraltar, a private funeral and cemetery company based in Indianapolis, owns and operates 23 funeral service locations and 54 cemeteries. The purchase price consists of 3,286,759 shares of Company common stock, $77,000 in cash, $54,000 in short-term promissory notes and the assumption of $25,000 of Gibraltar debt. The purchase price was financed through the issuance of securities under the Company's existing shelf registration and borrowings under the Company's revolving credit facilities.

    The following unaudited pro forma information assumes that the acquisition by the Company of all operations acquired during the year ended December 31, 1994 and the nine months ended September 30, 1995 took place on January 1, 1994 (1,834 funeral service locations and 58 cemeteries acquired in 142 separate transactions, including the OGF/PFG and SCIC transactions discussed above). In addition, this pro forma information includes the effects of the Gibraltar acquisition discussed above as if such acquisition had occurred on January 1, 1994. This information also assumes that the net proceeds from the Company's December 1994 public offerings of Company common stock, 8.375% notes and convertible preferred securities of SCI Finance LLC and 1995 public offerings of notes and Company common stock (disclosed in notes 5 and 6) were issued at the beginning of 1994. The net proceeds of the December 1994 public offerings were first applied toward the purchase price of the Company's September 1994 acquisitions in the United Kingdom, with the excess net proceeds used to repay amounts outstanding under the Company's existing revolving credit facilities. The net proceeds of the 1995 public offerings were first applied toward the purchase price of OGF/PFG, with the excess net proceeds used to repay amounts outstanding under the Company's existing revolving credit facilities. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.


                                                                     Nine Months Ended           Year Ended
                                                                       September 30,            December 31,
                                                                           1995                     1994
--------------------------------------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,568,880           $   1,943,363
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      141,638           $     167,690
Primary earnings per common share  . . . . . . . . . . . . . . .      $         1.30           $        1.55


4.     DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES

Deferred prearranged funeral contract revenues include the contract amount of all price guaranteed prearranged funeral service contracts, whether funded with trust or insurance products, as well as the trust earnings and increasing insurance benefits earned through September 30, 1995. The Company will continue to defer additional trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company will recognize the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

       The recognition in future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

            1995  (remaining three months) . . . . . . . . . . . . .    $     52,254
            1996 . . . . . . . . . . . . . . . . . . . . . . . . . .         180,582
            1997 . . . . . . . . . . . . . . . . . . . . . . . . . .         167,407
            1998 . . . . . . . . . . . . . . . . . . . . . . . . . .         154,381
            1999 . . . . . . . . . . . . . . . . . . . . . . . . . .         142,512
            2000 and through 2004  . . . . . . . . . . . . . . . . .         551,233
            2005 and thereafter  . . . . . . . . . . . . . . . . . .         942,468
                                                                        ------------
                                                                        $  2,190,837
                                                                        ============


5.    DEBT
Detailed information on the Company's long-term debt at September 30, 1995, is as follows:

       Indebtedness to banks under revolving credit facilities
            and commercial paper . . . . . . . . . . . . . . . . .      $    831,111
       7% notes, due in 2015 . . . . . . . . . . . . . . . . . . .           300,000
       8.375% notes, due in 2004 . . . . . . . . . . . . . . . . .           200,000
       8.72% fixed rate notes  . . . . . . . . . . . . . . . . . .           187,498
       Medium term notes . . . . . . . . . . . . . . . . . . . . .           186,040
       6.5% convertible subordinated debentures, due in 2001 . . .           144,940
       7.875% debentures, due in 2013  . . . . . . . . . . . . . .           150,000
       Convertible debentures issued in connection with various
            acquisitions . . . . . . . . . . . . . . . . . . . . .            26,540
       Variable interest rate notes  . . . . . . . . . . . . . . .            10,481
       Mortgage notes and other  . . . . . . . . . . . . . . . . .           153,642
                                                                        ------------
            Total debt . . . . . . . . . . . . . . . . . . . . . .         2,190,252
       Less current maturities . . . . . . . . . . . . . . . . . .            31,542
                                                                        ------------
       Total long-term debt  . . . . . . . . . . . . . . . . . . .      $  2,158,710
                                                                        ============


      The Company has a 364-day revolving credit agreement which allows for borrowings up to $450,000, which will be used primarily to support commercial paper. The agreement expires June 28, 1996, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount. At September 30, 1995, there was $197,900 of commercial paper outstanding backed by this agreement at a weighted average interest rate of 5.89%.

    In addition, the Company has a multi-currency revolving credit agreement which allows for borrowings of up to $350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to .15% is paid quarterly on the total commitment amount. At September 30, 1995, there was US $70,400 outstanding under this agreement at a weighted average interest rate of 7.30%.

    The credit agreements disclosed above contain financial compliance provisions that contain certain restrictions on levels of net worth, debt, equity, liens, letters of credit and guarantees.

    The Company's Canadian subsidiary has a line of credit with a Canadian bank allowing for borrowings up to US$29,800. At September 30, 1995, US$4,400 was outstanding under this agreement, which expires December 31, 1995. Interest rates are based on various indices as determined by the Company. It is expected that this agreement will be replaced by the foreign currency portion of the multi-currency revolving credit agreement discussed above.

    The Company's outstanding commercial paper and other borrowings under its various credit facilities at September 30, 1995 are classified as long-term debt. It is the Company's intent to refinance such borrowings through the use of its long-term bank credit agreements or other long-term notes issued under the Company's shelf registration.

    In June 1995, the Company issued $300,000, 7% notes due in June 2015. These notes were sold through an underwritten public offering pursuant to the Company's $1,000,000 shelf registration that became effective in October 1994. The holders of the notes have the right to require the Company to redeem such notes, in whole or in part, on June 1, 2002 at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued unpaid interest. The net proceeds of the notes were used to repay existing amounts outstanding under the Company's existing revolving credit facilities or to retire commercial paper backed by such facilities.

    In August 1995, the Company entered into a French revolving credit agreement with a 364-day term which allows for borrowings, in French francs, up to US $600,000. Such borrowings will be used to provide short term financing for the purchase of OGF/PFG (see note 3 above). Interest rates are based on various indices as determined by the Company. In addition, a facility fee of
 .075% is paid quarterly on the total commitment amount. At September 30, 1995, US $558,393 (based on the September 30, 1995 conversion rate of $.2032) was outstanding under this agreement at a weighted average interest rate of 6.12%.

    In October 1995, the Company issued $300,000 of notes which were sold through an underwritten public offering pursuant to the Company's $1,000,000 shelf registration that became effective in September 1995. These notes were issued in two tranches of $150,000 each with maturities in October 2000 and 2007 and interest rates of 6.375% and 6.875%, respectively. The net proceeds from this offering were used primarily to finance the Company's worldwide acquisition program including the OGF/PFG and Gibraltar transactions. The Company simultaneously entered into various derivative swap transactions whereby the $300,000 of notes were exchanged for French francs bearing interest initially at fixed rates averaging 6.96%.


6.  STOCKHOLDERS' EQUITY
In October 1995, the Company issued 8,395,000 shares of common stock at a net offering price of $37.30 per share through an underwritten public offering pursuant to the Company's September 1995 $1,000,000 shelf registration. The net proceeds of approximately $313,000 from the offering were used primarily to finance the Company's worldwide acquisition program including the OGF/PFG and Gibraltar transactions.

       As disclosed in note 3, on October 11, 1995, the Company completed the purchase of Gibraltar and issued 3,286,759 shares of Company common stock as part of the purchase price paid for this acquisition.

     On November 3, 1995, the Company announced that, during the fourth quarter of 1995, it will redeem the remaining outstanding 6.5% convertible subordinated debentures due in 2001. Subsequent to September 30, 1995 approximately 7,000,000 additional shares of common stock have been issued or are expected to be issued prior to the end of the year.


7.    DERIVATIVES
The Company uses derivatives to manage borrowing costs due to fluctuations in interest rates and to hedge its net investment in foreign subsidiaries from fluctuations in foreign exchange rates. To achieve this objective, the Company entered into interest rate and foreign currency swaps to effectively change the interest rate and currency of specific debt issuances. These interest rate and foreign currency swaps are entered into concurrently with the issuance of the debt they are intended to modify. The notional value, payment and maturity dates of the swaps generally match the principal, interest payment dates and maturity dates of the related debt. In addition, the notional amount of a foreign currency hedge related to a specific foreign subsidiary does not exceed the Company's net investment in that foreign subsidiary and generally has been entered into concurrently with the acquisition of the foreign subsidiary. Accordingly, any impact from the swaps on the Company's financial condition, liquidity or operating results would be generally offset by the opposite impact on the related debt or the net investment in the Company's foreign subsidiaries.

      The Company's policy is not to use derivatives for speculative purposes. Therefore, the Company does not trade in financial instruments nor is it a party to leveraged derivative transactions. The Company has procedures in place to monitor and control the use of derivatives and enters into transactions only with major financial institutions with exceptional credit worthiness. As of September 30, 1995, based on information supplied by the participating banks, the Company would receive approximately $18,560 from the participating banks to unwind these agreements.


8.    RATIO OF EARNINGS TO FIXED CHARGES

                                     Nine Months Ended September 30,
                                          1995             1994
                                     -------------------------------

                                          2.74             3.32

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest and preferred stock dividends of SCI Finance LLC). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, one-third of rental expense which the Company considers representative of the interest factor in the rentals and preferred stock dividends of SCI Finance LLC.

9.  SCI INTERNATIONAL LIMITED
SCI International Limited ("International") is a wholly-owned subsidiary of the Company. International owns, through wholly-owned subsidiaries, the Company's operations in Australia, Europe as well as a majority of the Company's investment in a Canadian company, Arbor Memorial Service, Inc.

    Set forth below is certain September 30, summary financial information for
International:

                                                                    1995             1994
                                                                -------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     $     214,775     $      51,916
                                                                =============     =============

Gross profit  . . . . . . . . . . . . . . . . . . . . . . .     $      50,718     $      16,671
                                                                =============     =============

Net income  . . . . . . . . . . . . . . . . . . . . . . . .     $       1,980     $       6,386
                                                                =============     =============

Current assets  . . . . . . . . . . . . . . . . . . . . . .     $     224,619     $      37,803
Non-current assets  . . . . . . . . . . . . . . . . . . . .         1,947,972           816,010
                                                                -------------     -------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . .     $   2,172,591     $     853,813
                                                                =============     =============

Current liabilities . . . . . . . . . . . . . . . . . . . .     $     232,056     $     488,022
Non-current liabilities . . . . . . . . . . . . . . . . . .         1,861,003           336,225
                                                                -------------     -------------
Total liabilities . . . . . . . . . . . . . . . . . . . . .     $   2,093,059     $     824,247
                                                                =============     =============

Stockholders' equity  . . . . . . . . . . . . . . . . . . .     $      79,532     $      29,566
                                                                =============     =============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)


OVERVIEW:
The majority of the Company's funeral homes and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned above, allow the Company's operations to more efficiently process the traditionally wide fluctuations in the volume of funeral services and cemetery interments performed during a given time period. The Company's acquisitions are primarily concentrated within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American and Australian operations and is proceeding with implementation in the United Kingdom and French operations which were acquired in the latter half of 1994 and during the third quarter of 1995, respectively. The Company has approximately 178 clusters in North America and Australia, which range in size from two operations to 54 operations. There are approximately 88 clusters in the United Kingdom. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS:
Segment information for the Company's three lines of business are as follows:

                                                                                                            Percentage
                                               Nine Months Ended September 30,                 Increase/     Increase/
                                                1995                     1994                  (Decrease)    (Decrease)
                                             --------------------------------------------------------------------------
    Revenues:
       Funeral   . . . . . . . . . . . .     $  761,297                $  535,140              $   226,157      42.3%
       Cemetery  . . . . . . . . . . . .        328,925                   252,413                   76,512      30.3
       Financial services and other  . .         15,031                    14,381                      650       4.5
                                             ----------                ----------              -----------
                                              1,105,253                   801,934                  303,319      37.8
    Costs and expenses:
       Funeral   . . . . . . . . . . . .        556,251                   377,445                  178,806      47.4
       Cemetery  . . . . . . . . . . . .        211,276                   173,031                   38,245      22.1
       Financial services and other  . .          9,345                     8,261                    1,084      13.1
                                              ---------                ----------              -----------
                                                776,872                   558,737                  218,135      39.0
    Gross profit and margin percentage:
       Funeral   . . . . . . . . . . . .        205,046     26.9%         157,695   29.5%           47,351      30.0
       Cemetery  . . . . . . . . . . . .        117,649     35.8           79,382   31.4            38,267      48.2
       Financial services and other  . .          5,686     37.8            6,120   42.6              (434)     (7.1)
                                              ---------                ----------              -----------
                                              $ 328,381     29.7%      $  243,197   30.3%      $    85,184      35.0%
                                              =========                ==========              ===========


Funeral
Funeral revenues were generated as follows:

                                                      Nine Months Ended
                                                         September 30,                           Percentage
                                                     1995            1994        Increase         Increase
                                                  ----------------------------------------------------------
  Existing clusters . . . . . . . . . . . .       $  591,926     $  516,992     $   74,934          14.5%
  New clusters* . . . . . . . . . . . . . .           19,466          3,657         15,809
                                                  ----------     ----------     ----------
     Total clusters   . . . . . . . . . . .          611,392        520,649         90,743          17.4
  United Kingdom  . . . . . . . . . . . . .           96,517         11,045         85,472
  France and other foreign  . . . . . . . .           49,934           -            49,934
  Non-cluster and disposed operations . . .            3,454          3,446              8
                                                  ----------     ----------     ----------
     Total funeral revenues   . . . . . . .       $  761,297     $  535,140     $  226,157          42.3%
                                                  ==========     ==========     ==========

     The $74,934 increase in revenues at existing clusters was the result of 8.9% more funeral services performed (168,727 compared to 154,955) and a 5.2% higher average sales price ($3,508 compared to $3,336). Included in this increase were $52,979 in increased revenues from operations acquired since the beginning of 1994. The remaining revenue increase of $21,955 was contributed by operations acquired before 1994. The operations acquired before 1994 experienced a 7.4% increase in average sales price partially offset by a 2.7% decline in the number of funeral services performed.

     During the nine months ended September 30, 1995, the Company sold $263,117 of prearranged funeral services compared to $175,823 for the same period in 1994, a 49.6% increase. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.


Funeral costs and expenses were as follows:

                                                      Nine Months Ended
                                                        September 30,                            Percentage
                                                     1995            1994        Increase         Increase
                                                 -----------------------------------------------------------
  Existing clusters . . . . . . . . . . . .       $  392,196     $  340,438     $   51,758          15.2%
  New clusters* . . . . . . . . . . . . . .           14,688          2,551         12,137
                                                  ----------     ----------     ----------
     Total clusters   . . . . . . . . . . .          406,884        342,989         63,895          18.6
  United Kingdom  . . . . . . . . . . . . .           74,027          8,871         65,156
  France and other foreign  . . . . . . . .           46,074           -            46,074
  Non-cluster and disposed operations . . .            4,128          4,126              2
  Administrative overhead . . . . . . . . .           25,138         21,459          3,679
                                                  ----------     ----------     ----------
     Total funeral costs and expenses   . .       $  556,251     $  377,445     $  178,806          47.4%
                                                  ==========     ==========     ==========


----------------------------
* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

      The gross profit margin for existing clusters decreased to 33.7% from 34.2% last year. Acquisitions since the beginning of 1994, included in existing clusters, accounted for $41,541 of the existing cluster cost increase and were the primary reason for the existing cluster gross profit margin decline. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy. This was especially noticeable given the large number of acquired operations incorporated into existing clusters in 1995 and 1994. The gross profit margin for those operations in existing clusters that were acquired before 1994 increased slightly to 35.4% in 1995 from 34.6% last year due primarily to higher average sales prices accomplished from improved merchandising of funeral services and products, price increases and cost containment. The current period includes approximately one month of gross profit of OGF/PFG. OGF/PFG have historically had lower gross profit margins than those reflected at the Company's other funeral service operations. Administrative overhead increases primarily pertain to operations in the Company's recent foreign acquisitions.


Cemetery
Cemetery revenues were generated as follows:

                                                        Nine Months Ended
                                                          September 30,                            Percentage
                                                        1995           1994        Increase         Increase
                                                    ----------------------------------------------------------
    Existing clusters  . . . . . . . . . . . .      $   312,335    $   248,203    $   64,132          25.8%
    New clusters*  . . . . . . . . . . . . . .            3,907           -            3,907
                                                    -----------    -----------    ----------
       Total clusters  . . . . . . . . . . . .          316,242        248,203        68,039          27.4
    United Kingdom   . . . . . . . . . . . . .            9,054            981         8,073
    Non-cluster and disposed operations  . . .            3,629          3,229           400
                                                    -----------    -----------    ----------
       Total cemetery revenues   . . . . . . .      $   328,925    $   252,413    $   76,512          30.3%
                                                    ===========    ===========    ==========


      Revenues for the existing clusters increased due primarily to increased volume of sales generated from more intensified selling activities, as well as, higher average sales prices for property and merchandise. Included in this increase were $19,245 in increased revenues from locations acquired since the beginning of 1994. The remaining revenue increase of $44,887 was contributed by locations acquired before 1994.


Cemetery costs and expenses were as follows:

                                                        Nine Months Ended
                                                           September 30,                           Percentage
                                                        1995           1994        Increase         Increase
                                                    ---------------------------------------------------------
    Existing clusters  . . . . . . . . . . . .      $   188,021    $   158,502    $   29,519          18.6%
    New clusters*  . . . . . . . . . . . . . .            2,910           -            2,910
                                                    -----------    -----------    ----------
       Total clusters  . . . . . . . . . . . .          190,931        158,502        32,429          20.5
    United Kingdom   . . . . . . . . . . . . .            4,801            689         4,112
    Non-cluster and disposed operations  . . .            2,559          2,154           405
    Administrative overhead  . . . . . . . . .           12,985         11,686         1,299
                                                    -----------    -----------    ----------
       Total cemetery costs and expenses   . .      $   211,276    $   173,031    $   38,245          22.1%
                                                    ===========    ===========    ==========

* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

     Costs at existing clusters increased $29,519 associated with the increased revenues discussed above. Costs from cemeteries acquired since the beginning of 1994, included in existing clusters, increased $14,377, while costs from cemeteries acquired before 1994, included in existing clusters, increased $15,142. The overall cemetery gross profit margin increased to 35.8% for the nine months ended September 30, 1995, from 31.4% for the comparable period last year reflecting the strong revenue growth within existing clusters as well as continued cost control in the majority of operating expenses and administrative overhead.

Financial Services and Other
The Company's wholly-owned finance subsidiary, Provident Services, Inc. (Provident) reported a gross profit decrease of $434 in the current period compared with the same period in 1994. Provident's average outstanding loan portfolio during the current period declined to $203,861 compared to $241,923 for the same period in 1994, while the average interest rate spread increased to 3.69% compared to 3.48% last year.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses were 3.2% during the nine months ended September 30, 1995 compared to 4.4% in the same period in 1994. These expenses increased by $147 or 0.4% period to period.

       Interest expense, which excludes the amount incurred through financial service operations, increased $31,599 or 59.1% during the current period compared to the same period last year. This increase was due to increased borrowings and higher interest rates incurred under bank loans, revolving lines of credit and commercial paper along with approximately $400,000 of fixed rate debt at a weighted average interest rate of 8.5% issued in December 1994 and January 1995, and $300,000 of 7% notes issued in June 1995. The additional borrowings were primarily used to fund the Company's worldwide acquisition activities and repay existing revolving lines of credit and commercial paper.

       The convertible preferred securities of SCI Finance LLC were issued in December 1994 and the proceeds were used in the acquisition of the United Kingdom operations. Dividends on these securities yield 6.25% and totalled $8,086 for the first nine months of 1995.

       The provision for income taxes reflects a 38.3% effective tax rate for the current period as compared to a 40.6% effective tax rate for the prior period.

                     THREE MONTHS ENDED SEPTEMBER 30, 1995
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)


RESULTS OF OPERATIONS:
Segment information for the Company's three lines of business are as follows:

                                                                                                          Percentage
                                              Three Months Ended September 30,               Increase/    Increase/
                                               1995                      1994                (Decrease)   (Decrease)
                                            ------------------------------------------------------------------------
    Revenues:
       Funeral   . . . . . . . . . . .      $ 281,328                $  185,132              $  96,196     52.0%
       Cemetery  . . . . . . . . . . .        117,128                    87,637                 29,491     33.7
       Financial services and other  .          5,035                     5,045                    (10)    (0.2)
                                            ---------                ----------              ---------
                                              403,491                   277,814                125,677     45.2
    Costs and expenses:
       Funeral   . . . . . . . . . . .        220,373                   136,833                 83,540     61.1
       Cemetery  . . . . . . . . . . .         74,425                    60,958                 13,467     22.1
       Financial services and other  .          2,969                     3,109                   (140)    (4.5)
                                            ---------                ----------              ---------
                                              297,767                   200,900                 96,867     48.2
    Gross profit and margin percentage:
       Funeral   . . . . . . . . . . .         60,955    21.7%           48,299   26.1%         12,656     26.2
       Cemetery  . . . . . . . . . . .         42,703    36.5            26,679   30.4          16,024     60.1
       Financial services and other  .          2,066    41.0             1,936   38.4             130      6.7
                                            ---------                ----------              ---------
                                            $ 105,724    26.2%       $   76,914   27.7%      $  28,810     37.5%
                                            =========                ==========              =========

Funeral
Funeral revenues were generated as follows:

                                                        Three Months Ended
                                                           September 30,           Increase/       Percentage
                                                        1995           1994       (Decrease)        Increase
                                                    ---------------------------------------------------------
    Existing clusters  . . . . . . . . . . . .      $   195,969    $   172,744    $    23,225         13.4%
    New clusters*  . . . . . . . . . . . . . .            4,721            292          4,429
                                                    -----------    -----------    -----------
       Total clusters  . . . . . . . . . . . .          200,690        173,036         27,654         16.0
    United Kingdom   . . . . . . . . . . . . .           29,828         11,045         18,783
    France and other foreign   . . . . . . . .           49,934           -            49,934
    Non-cluster and disposed operations  . . .              876          1,051          (175)
                                                    -----------    -----------    -----------
       Total funeral revenues  . . . . . . . .      $   281,328    $   185,132    $    96,196         52.0%
                                                    ===========    ===========    ===========


-------------------------
 * Represents new geographic cluster areas entered into since July 1, 1994 for the period that those businesses were owned by the Company.

      The $23,225 increase in revenues at existing clusters was the result of 6.7% more funeral services performed (56,468 compared to 52,908) and a 6.3% higher average sales price ($3,470 compared to $3,265). Included in this increase were $16,916 in increased revenues from operations acquired since July 1, 1994, included in existing clusters. The remaining increase of $6,309 was contributed by operations acquired before July 1, 1994. The locations that were acquired before July 1, 1994 experienced a 7.9% increase in average sales prices which was partially offset by a 3.9% decline in the number of funeral services performed.

      During the three months ended September 30, 1995, the Company sold
$91,643 of prearranged funeral services compared to $65,200 for the same quarter in 1994, a 40.6% increase. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

Funeral costs and expenses were as follows:

                                                     Three Months Ended
                                                        September 30,                            Percentage
                                                     1995            1994        Increase         Increase
                                                  ---------------------------------------------------------
  Existing clusters . . . . . . . . . . . .       $  134,292     $  119,437     $  14,855           12.4%
  New clusters* . . . . . . . . . . . . . .            3,695            185         3,510
                                                  ----------     ----------     ---------
     Total clusters   . . . . . . . . . . .          137,987        119,622        18,365           15.4
  United Kingdom  . . . . . . . . . . . . .           24,739          8,871        15,868
  France and other foreign  . . . . . . . .           46,074           -           46,074
  Non-cluster and disposed operations . . .            1,261          1,027           234
  Administrative overhead . . . . . . . . .           10,312          7,313         2,999
                                                  ----------     ----------     ---------
     Total funeral costs and expenses   . .       $  220,373     $  136,833     $  83,540           61.1%
                                                  ==========     ==========     =========

      The gross profit margin for existing clusters increased to 31.5% from 30.9% last year. Acquisitions since July 1, 1994, included in existing clusters, accounted for $13,752 of the existing cluster cost increase. The gross profit margin for those funeral operations in existing clusters that were acquired before July 1, 1994 increased to 32.7% in 1995 from 30.9% last year due to the increase in average sales prices discussed above and reduced personnel and facility costs when expressed as a percentage of revenues. Administrative overhead increases primarily pertain to operations in the Company's recent foreign acquisitions.

Cemetery
Cemetery revenues were generated as follows:

                                                     Three Months Ended
                                                        September 30,                            Percentage
                                                     1995            1994        Increase         Increase
                                                  ----------------------------------------------------------
  Existing clusters . . . . . . . . . . . .       $  111,007     $   85,727     $  25,280           29.5%
  New clusters* . . . . . . . . . . . . . .            1,718           -            1,718
                                                  ----------     ----------     ---------
     Total clusters   . . . . . . . . . . .          112,725         85,727        26,998           31.5
  United Kingdom  . . . . . . . . . . . . .            3,084            981         2,103
  Non-cluster and disposed operations . . .            1,319            929           390
                                                  ----------     ----------     ---------
     Total cemetery revenues  . . . . . . .       $  117,128     $   87,637     $  29,491           33.7%
                                                  ==========     ==========     =========



--------------------------------
* Represents new geographic cluster areas entered into since July 1, 1994 for the period that those businesses were owned by the Company.

        Revenues for the existing clusters increased $25,280 due primarily to increased volume of sales generated from more intensified selling activities, as well as, higher average sales prices for property and merchandise. Included in this increase were $5,818 in increased revenues from locations acquired since July 1, 1994. The remaining revenue increase of $19,462 was contributed by locations acquired before July 1, 1994.

Cemetery costs and expenses were as follows:

                                                        Three Months Ended
                                                           September 30,                           Percentage
                                                        1995           1994        Increase         Increase
                                                    --------------------------------------------------------
    Existing clusters  . . . . . . . . . . . .      $    66,249    $    55,906    $   10,343          18.5%
    New clusters*  . . . . . . . . . . . . . .            1,245           -            1,245
                                                    -----------    -----------    ----------
       Total clusters  . . . . . . . . . . . .           67,494         55,906        11,588          20.7
    United Kingdom   . . . . . . . . . . . . .            1,654            689           965
    Non-cluster and disposed operations  . . .              948            899            49
    Administrative overhead  . . . . . . . . .            4,329          3,464           865
                                                    -----------    -----------    ----------
       Total cemetery costs and expenses   . .      $    74,425    $    60,958    $   13,467          22.1%
                                                    ===========    ===========    ==========


        Costs at existing clusters increased $10,343 associated with the increased revenues discussed above. Costs from cemeteries acquired after July 1, 1994, included in existing clusters, increased $4,677, while costs from cemeteries acquired before July 1, 1994, included in existing clusters, increased $5,666. The overall cemetery gross profit margin increased to 36.5% for the three months ended September 30, 1995, from 30.4% for the comparable period last year reflecting the strong revenue growth within existing clusters as well as continued cost control in the majority of operating expenses.


Other Income and Expenses
`Expressed as a percentage of revenues, general and administrative expenses were 3.0% in the three months ended September 30, 1995 compared to 3.8% in the same period in 1994. These expenses increased by $1,547 or 14.5% quarter to quarter. The higher amount of expenses this quarter was primarily associated with increased compensation, legal and professional expenses.

        Interest expense, which excludes the amount incurred through financial service operations, increased $11,246 or 53.5% during the current quarter. This increase was due to approximately $400,000 of fixed rate debt at a weighted average interest rate of 8.5% issued in December 1994 and January 1995, and $300,000 of 7% notes issued in June 1995.

        The provision for income taxes reflects a 36.9% effective tax rate for the current quarter as compared to 40.8% for the comparable period last year.


--------------------------
* Represents new geographic cluster areas entered into since July 1, 1994 for the period that those businesses were owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY AT SEPTEMBER 30, 1995:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public offerings of debt and equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Securities and Exchange Commission ("Commission"). The Company believes cash from operations, additional funds available under its revolving credit agreements, proceeds from public offerings of securities and the other registered securities will be sufficient to continue its current acquisition and operating policies.

        At September 30, 1995, the Company had net working capital of $308,893 and a current ratio of 1.68:1, compared to working capital of $120,246 and a current ratio of 1.25:1 at December 31, 1994. The cash balance at December 31, 1994 included net proceeds from the Company's December 1994 public offerings which were used in the first quarter of 1995 to repay bank debt associated with the 1994 United Kingdom acquisitions. The cash balance at September 30, 1995 includes approximately $89,000 of cash acquired in the OGF/PFG transaction that was used in early October to repay amounts borrowed under the Company's revolving credit agreements.


Shelf Registration of Securities
In October 1994, the Company registered $1,000,000 of securities through a shelf registration filed with the Commission. During the fourth quarter of 1994 and the year to date period ended June 30, 1995, the Company issued approximately $889,000 of securities under this shelf registration. The proceeds from these securities were used to finance the United Kingdom acquisitions and to repay borrowings under the Company's revolving credit agreements.

        In September 1995, the Company registered $889,000 of new securities through a shelf registration filed with the Commission. Combined with the remaining amount available under the October 1994 shelf registration discussed above, at September 30, 1995, the Company had the ability to issue up to $1,000,000 in securities. In October 1995, the Company issued 8,395,000 shares of common stock at a net offering price of $37.30 per share through an underwritten public offering. Also, in October 1995, the Company issued $300,000 of notes which were also sold through an underwritten public offering. These notes were issued in two tranches of $150,000 each with maturities in 2000 and 2007 and interest rates of 6.375% and 6.875%, respectively. The net proceeds of approximately $610,000 from the October 1995 offerings were used primarily to repay amounts borrowed under the Company's French revolving credit agreement and the Company's other existing revolving credit agreements.


Revolving Credit Agreements
The Company has two primary revolving credit agreements that allow for borrowings of up to $800,000. The first agreement is a 364-day facility that allows for borrowings of up to $450,000, which is used to primarily support commercial paper. This agreement expires June 28, 1996, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. At September 30, 1995 there was $197,900 of commercial paper outstanding backed by this agreement. The second agreement represents a multi-currency revolving credit agreement that allows borrowings of up to $350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. At September 30, 1995, US $70,400 was outstanding under the multi-currency agreement.

        In August 1995, the Company entered into a French revolving credit agreement with a 364-day term which allows for borrowings up to US $600,000. Such borrowings will be used to provide short-term financing for the purchase of OGF/PFG (see note 3 above). At September 30, 1995, US $558,393 was outstanding under this agreement. As of October 27, 1995, this amount had been reduced to approximately $94,000 after repayments from proceeds received from the aforementioned October 1995 public offerings.

Derivatives
The Company uses derivatives to manage borrowing costs due to fluctuations in interest rates and to hedge its net investment in foreign subsidiaries from fluctuations in foreign exchange rates. To achieve this objective, the Company entered into interest rate and foreign currency swaps to effectively change the interest rate and currency of specific debt issuances. These interest rate and foreign currency swaps are entered into concurrently with the issuance of the debt they are intended to modify. The notional value, payment and maturity dates of the swaps generally match the principal, interest payment dates and maturity dates of the related debt. In addition, the notional amount of a foreign currency hedge related to a specific foreign subsidiary does not exceed the Company's net investment in that foreign subsidiary and generally has been entered into concurrently with the acquisition of the foreign subsidiary. Accordingly, any impact from the swaps on the Company's financial condition, liquidity or operating results would be generally offset by the opposite impact on the related debt or the net investment in the Company's foreign subsidiaries.

        The Company's policy is not to use derivatives for speculative purposes. Therefore, the Company does not trade in financial instruments nor is it a party to leveraged derivative transactions. The Company has procedures in place to monitor and control the use of derivatives and has entered into transactions only with major financial institutions with exceptional credit worthiness. For a more complete description of the Company's derivatives activities, including quantitative disclosures of specific transactions, refer to notes 1 and 6 to the Company's December 31, 1994 consolidated financial statements contained in the Company's 1994 annual report on Form 10-K.

Foreign Matters
The Company believes, due to the foreign currency hedges described above, that the effects of foreign currency translations are immaterial. The death care industries in countries where the Company has foreign operations are stable, have predictable cash flows and those countries do not have highly inflationary economies.

Sources and Uses of Cash
Cash Flows from Operating Activities:
Net cash provided by operating activities was $73,363 for the nine months ended September 30, 1995, compared to $148,626 for the same period in 1994, a decrease of $75,263. This decrease was due primarily to an increase in receivables resulting from increased sales of funeral services and cemetery products and merchandise. Also contributing to the decrease was a net use of cash relating to prearranged funeral activities primarily due to the timing of cash payments and withdrawals to and from trusts and increased cash outlays on marketing efforts.

Cash Flows from Investing Activities:
Net cash used in investing activities was $678,309 for the nine months ended September 30, 1995, compared to $576,853 for the same period in 1994. This increase reflects the Company's aggressive acquisition of funeral homes and cemeteries. During the nine months ended September 30, 1995, $588,314 of cash was used for acquisitions. The effect of acquisitions on the Company's balance sheet is detailed in note 3. In addition to acquisitions, capital expenditures including new construction of facilities and major improvements to existing properties, continue to require significant amounts of cash. Cash used in capital expenditures was $75,259 during the nine months ended September 30, 1995.

Cash Flows from Financing Activities:
Net cash provided by financing activities was $556,750 for the nine months ended September 30, 1995, compared to $450,138 for the same period in 1994. This increase is primarily the result of transactions involving the Company's long-term debt. In the first nine months of 1995, the Company's total debt increased by $582,366 to $2,190,252 at September 30, 1995. This increase is primarily due to the June 1995 issuance of $300,000 of 7% notes due in 2015 and borrowings under the French revolving credit agreement (see "Revolving Credit Agreements" above). These borrowings were partially offset by $278,158 of repayments of debt and dividends paid of $31,196. The Company's total debt, after giving effect for interest rate swaps, has been converted into approximately $1,126,000 of fixed interest rate debt at an average interest rate of 8.31% and $1,064,000 of variable interest rate debt at an average interest rate of 6.39%. The Company believes that debt service is manageable at the current levels of debt outstanding. The interest rate coverage for the nine months ended September 30, 1995 was 3.04. This interest rate coverage level has been consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded primarily with debt is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

        The debt to capitalization ratio at September 30, 1995, is 58.7% compared to 54.0% at December 31, 1994. Giving effect to the October 1995 underwritten security issues (notes 5 and 6), the acquisition of Gibraltar (note
3), the repayment of $89,000 of bank revolving debt using cash acquired with OGF/PFG discussed above and the conversion of the 6.5% convertible subordinated debentures (note 6), the debt to capitalization ratio would be 45.8%.

        The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At September 30, 1995, the Company had approximately $252,100 and $285,900 of available borrowings under its primary and multi-currency credit facilities, respectively. In addition, as of October 11, 1995, the Company has 7,664,000 shares of common stock and a total of $49,353 of guaranteed promissory notes and convertible debentures registered with the Commission to be used exclusively for future acquisitions.

Other Matters
The Company will adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in January 1996. FAS 121 attempts to standardize methods used to determine whether the costs of long-lived assets will be recovered, and how such costs should be tested for value impairment. The Company has not experienced impairment of its assets, including names and reputations, in the past and does not anticipate that FAS 121 will have a material impact, if any, on the Company's financial position or results of operations in the future. In addition, effective January 1996, the Company plans to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock based employee compensation plans.

                       SERVICE CORPORATION INTERNATIONAL

                           PART II. OTHER INFORMATION


     ITEM 1.      LEGAL PROCEEDINGS

                  On September 15, 1995, the Securities and Exchange Commission ("SEC") ordered the institution of administrative proceedings involving the disclosure by Service Corporation International (the "Company") relating to its change of accountants in its Current Report on Form 8-K, as amended, filed in April 1993. Simultaneously, with the institution of proceedings, the Company, without admitting or denying the SEC's facts, conclusions or findings, consented to the entry of a Cease and Desist Order by the SEC ordering the Company not to violate the provisions of Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20 and 13a-11 thereunder. A copy of the SEC's Order was filed as Exhibit 99.1 to the Company's report on Form 8-K dated September 18, 1995. The SEC staff has advised the Company that, with the entry of this Order, the staff's investigation in this matter has been concluded.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits
                      11.1     Computation of earnings per share.
                      12.1     Ratio of earnings to fixed charges.
                      27.1     Financial data schedule.

                  (b) Reports on Form 8-K.
                      During the quarter ended September 30, 1995, the Company filed the following:

                      -- Form 8-K dated July 10, 1995 reporting under "Item 5. Other Events" the announcement of an agreement with Lyonnaise des Eaux ("LDE") for the Company's acquisition of LDE's funeral service activities grouped within Omnium de Gestion et de Financement S.A. ("OGF") and Pompes Funebras Generales S.A. ("PFG");

                      -- Form 8-K dated July 12, 1995 reporting under "Item 5. Other Events" the announcement of a modification of the agreement with LDE;

                      -- Form 8-K dated July 13, 1995 reporting under "Item 5. Other Events" the joint announcement that the Company and Service Corporation International (Canada) Limited ("SCI Canada") had reached an agreement under which the Company would offer Canadian $22.75 per share of SCI Canada to acquire the shares of SCI Canada not already owned by the Company;

                      -- Form 8-K dated September 5, 1995 reporting (i) under "Item 2. Acquisition or Disposition of Assets" the Company's acquisition of a controlling ownership interest in OGF which, in turn, owned a controlling ownership interest in PFG, and (ii) under "Item 7. Financial Statements and Exhibits" (x) unaudited pro forma combined financial information concerning, among other matters, the Company's acquisitions of OGF, PFG, Gibraltar Mausoleum Corporation and four related companies ("Gibraltar") and the minority interest of SCI Canada, (y) separate company consolidated financial statements of OGF and PFG on a combined basis, and (z) separate company consolidated financial statements of Gibraltar;

                    -- Form 8-K dated September 12, 1995 reporting under "Item 5. Other Events" unaudited proforma combined financial information concerning, among other matters, the Company's acquisitions of OGF, PFG, Gibraltar and the minority interest of SCI Canada; and

                    -- Form 8-K dated September 18, 1995 reporting under "Item 5. Other Events" the conclusion of the SEC investigation in the matter set forth in "Item 1. Legal Proceedings" hereinabove.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 1995               SERVICE CORPORATION INTERNATIONAL



                                By:/s/ George R. Champagne
                                ------------------------------------------
                                George R. Champagne
                                Senior Vice President
                                Chief Financial Officer
                                (Principal Financial Officer)

                               INDEX TO EXHIBITS

         Exhibits
           11.1           Computation of earnings per share.
           12.1           Ratio of earnings to fixed charges.
           27.1           Financial data schedule.