Form 10-K
period 1995-12-31
SERVICE CORPORATION INTERNATIONAL
filed 1996-03-29
CIK 89089

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                 OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM             TO
                   COMMISSION FILE NUMBER 1-6402-1

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
        Common Stock ($1 par value)                        New York Stock Exchange
      Preferred Share Purchase Rights                      New York Stock Exchange
      $3.125 Term Convertible Shares,                      New York Stock Exchange
       Series A, of SCI Finance LLC,
       a subsidiary of the registrant
    10% Subordinated Debentures due 2000                   American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   /X/    No
                                                  ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $5,500,814,304 based upon a closing market price of $48.00 on March 22, 1996 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 22, 1996 was 117,482,046 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 1996 Annual Meeting of Shareholders (Part III)

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Service Corporation International was incorporated in Texas on July 5, 1962. The term "Company" or "SCI" includes the registrant and its subsidiaries, unless the context indicates otherwise.

     The Company is the largest provider of death care services in the world. At December 31, 1995, the Company operated 2,739 funeral service locations, 318 cemeteries and 139 crematoria located in North America, Europe and Australia. In addition, the Company provides capital financing to independent funeral home and cemetery operators.

     The Company has continued to expand through the acquisition of funeral service locations, cemeteries and crematoria, both domestically and internationally. In 1995, the Company acquired two French companies that the Company believes together constitute the largest funeral service organization in Europe. Also in 1995, the Company acquired the fourth largest funeral service organization in North America. Including these acquisitions, the Company in 1995 acquired 1,263 funeral service locations, 99 cemeteries and 30 crematoria. The Company has acquired most of its present operations through acquisitions. For information regarding acquisitions, see Note 3 to the consolidated financial statements in Item 8 of this Form 10-K.

     For financial information about the Company's industry segments, including the identifiable assets of the Company by industry segments, see Note 13 to the consolidated financial statements in Item 8 of this Form 10-K.

FUNERAL AND CEMETERY OPERATIONS

     The Funeral and Cemetery Operations consist of the Company's funeral service locations, cemeteries and related businesses. The operations are organized into five North American divisions covering the United States and Canada, a European division which includes the Company's French and United Kingdom operations, and an Australian division. Each division is under the direction of divisional executive management with substantial industry experience. Local funeral service location and cemetery managers, under the direction of the divisional management, receive support and resources from SCI's headquarters in Houston, Texas and have substantial autonomy with respect to the manner in which services are conducted.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, including the sharing of service personnel, vehicles, preparation services, clerical staff and certain building facility costs.

     Funeral Service Locations. The funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers and burial garments, and certain funeral service locations also operate crematoria. The Company owns 126 funeral service location/cemetery combinations and operates 60 flower shops engaged principally in the design and sale of funeral floral arrangements. These flower shops provide floral arrangements to some of the Company's funeral homes and cemeteries.

     In addition to selling its services and products to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets, including foreign markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. The funds collected from prearranged funeral contracts are generally held in trust, are used to purchase life insurance or annuity contracts from third party insurers or, with respect to French contracts, are held in the Company's French insurance subsidiary. This French insurance subsidiary sells prearranged funeral insurance contracts primarily in connection with the Company's French funeral service operations. Funds paid on prearranged funerals may not be withdrawn until the funeral is performed or until cancellation by the customer. At December 31, 1995, the Company's unfulfilled prearranged funeral contracts, including accumulated trust fund earnings and increased benefits on insurance products, amounted to $2,362 million of which $219 million is estimated, based on actuarial assumptions, to be fulfilled in 1996. The unfulfilled prearranged funeral contracts at December 31, 1994 were $1,520 million. For additional information concerning prearranged funeral activities, see Notes 4 and 8 to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company has multiple funeral service locations and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral service locations and cemeteries operate under various names because most operations were acquired as existing businesses and generally continue to be operated under the same name as before acquisition.

     The death rate tends to be somewhat higher in the winter months and the Company's funeral service locations generally experience a higher volume of business during those months.

     Since 1984, the Company has operated under the Federal Trade Commission's ("FTC") comprehensive trade regulation rule for the funeral industry. The rule contains minimum guidelines for funeral industry practices, requires extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. From time to time in connection with acquisitions, the Company has entered into consent orders with the FTC that have required the Company to dispose of certain operations to proceed with acquisitions or have limited the Company's ability to make acquisitions in specified areas. The trade regulation rule and the various consent orders have not had a materially adverse effect on the Company's operations.

     Cemeteries. The Company's cemeteries sell cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. The Company's cemeteries also perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria.

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual care trust funds. Earnings of perpetual care trust funds are used to defray the maintenance cost of cemeteries. In addition, all or a portion of the proceeds from the sale of preneed cemetery merchandise may be required by law to be paid into trust until the merchandise is purchased on behalf of the customer. For additional information regarding cemetery trust funds, see Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.

     Death Care Industry. The funeral industry is characterized by a large number of locally owned, independent operations. The Company believes that based on the total number of funeral services performed in 1995, the Company, including companies acquired by it, performed approximately 9%, 29%, 14% and 24% of the funeral services in the North America, France, the United Kingdom and Australia, respectively.

     To compete successfully, the Company's funeral service locations must maintain competitive prices, attractive, well-maintained and conveniently located facilities, a good reputation and high professional standards. In addition, heritage and tradition can provide an established funeral home with the opportunity for repeat business from client families. Furthermore, an established firm can generate future volume and revenues by marketing prearranged funeral services.

     The cemetery industry is also characterized by a large number of locally owned independent operations. The Company's cemetery properties compete with other cemeteries in the same general area. To compete successfully, the Company's cemeteries must maintain competitive prices, attractive and well-maintained properties, a good reputation, an effective sales force and high professional standards.

FINANCIAL SERVICES OPERATION

     Since 1988, the Company's wholly owned subsidiary, Provident Services, Inc. ("Provident"), has provided secured financing to independent funeral home and cemetery operators. The majority of Provident's loans are made to clients seeking to finance funeral home or cemetery acquisitions. Additionally, Provident provides construction loans for funeral home or cemetery improvement and expansion. Loan packages take traditional forms of secured financing comparable to arrangements offered by leading commercial banks. Provident's loans are generally made at interest rates which float with the prime lending rate.

     Provident had $214 million in loans outstanding at December 31, 1995 and unfunded loan commitments amounting to $28 million. Such loans outstanding increased from $209 million in loans outstanding at December 31, 1994. Provident obtains its funds primarily from the Company's variable interest rate bank borrowings.

     Provident is in competition with banks and other lending institutions, many of which have substantially greater resources than Provident. However, Provident believes that its knowledge of the death care industry provides it with the ability to make more accurate assessments of funeral home and cemetery loans, thereby providing Provident a competitive advantage in making such loans.

EMPLOYEES

     At December 31, 1995, the Company employed 19,824 (12,191 in the United States) persons on a full time basis and 9,237 (6,012 in the United States) persons on a part time basis. Of the full time employees, 19,342 were in the Funeral and Cemetery Operations, eight were in Financial Services and 474 were in corporate services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans, and all eligible United States employees are participants in retirement plans of the Company or various subsidiaries. Although labor disputes are experienced from time to time, in general, relations with employees are considered satisfactory.

REGULATION

     The Company's various operations are subject to regulations, supervision and licensing under various federal, state, local and Australian, Canadian, French, United Kingdom and other foreign statutes, ordinances and regulations. The Company believes that it is in substantial compliance with the significant provisions of such statutes, ordinances and regulations. See discussion of FTC funeral industry trade regulation and consent orders in "Funeral Service Locations" above.

     In May 1995, the Monopolies and Mergers Commission (the "Commission") of the United Kingdom issued a report with respect to SCI's 1994 acquisition of Plantsbrook Group plc that recommended that SCI divest of certain operations in ten localities to achieve a competitive balance satisfactory to the Commission. SCI is in negotiations with the Commission to settle the number of locations to be divested. The Company believes compliance with such settlement will not have a materially adverse effect on the Company's operations in the United Kingdom.

     The French funeral services industry is currently undergoing significant regulatory change. Historically, the French funeral services industry has been controlled, as provided by national legislation, either (i) directly by municipalities through municipality-operated funeral establishments ("Municipal Monopoly"), or (ii) indirectly by the remaining municipalities that have contracted for funeral service activities with third party providers, such as SCI's French operations ("Exclusive Municipal Authority"). Legislation has been passed that will generally end municipal control of the French funeral service business and will allow the public to choose their funeral service provider. Under such legislation, the Exclusive Municipal Authority was abolished in January 1996, and the Municipal Monopolies will be eliminated by January 1998. Cemeteries in France, however, are and will continue to be controlled by municipalities and religious organizations, with third parties, such as SCI, providing cemetery merchandise such as markers and monuments.

ITEM 2. PROPERTIES.

     The Company's executive headquarters are located at 1929 Allen Parkway, Houston, Texas 77019, in a 12-story office building. A wholly owned subsidiary of the Company owns an undivided one-half interest in the building and its parking garage. The property consists of approximately 1.3 acres, 250,000 square feet of office space in the building and 160,000 square feet of parking space in the garage. The Company leases all of the office space in the building pursuant to a lease that expires June 30, 2005 providing for monthly rent of $43,000 through July 2000 and $59,000 thereafter. The Company pays all operating expenses. One half of the rent is paid to the wholly owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. The Company owns and utilizes a three-story building at 1919 Allen Parkway, Houston,

Texas 77019 containing 43,000 square feet of office space. The Company also owns the facilities of certain closed casket manufacturing operations.

     At December 31, 1995, the Company owned the real estate and buildings of 2,380 of its funeral service and cemetery locations and leased facilities in connection with 816 of such operations. In addition, the Company leased five aircraft pursuant to cancelable leases. At December 31, 1995, the Company operated 10,425 vehicles, of which 7,882 were owned and 2,543 were leased. For additional information regarding leases, see Note 9 to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company's 318 cemeteries contain an aggregate of approximately 22,639 acres, of which approximately 55% are developed.

     The specialized nature of the Company's businesses requires that its facilities be well maintained and kept in good condition. Management believes that these standards are met.

ITEM 3. LEGAL PROCEEDINGS.

     Although the Company is involved in legal proceedings, the Company does not believe that any of the proceedings is material pursuant to the standards set forth in Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 22, 1996 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                        YEAR FIRST
                                                                                          BECAME
             OFFICER NAME                AGE                   POSITION                 OFFICER(1)
---------------------------------------  ----   --------------------------------------  ----------
R. L. Waltrip..........................  (65)   Chairman of the Board and Chief            1962
                                                  Executive Officer
L. William Heiligbrodt.................  (54)   President and Chief Operating Officer      1988
W. Blair Waltrip.......................  (41)   Executive Vice President Operations        1980
John W. Morrow, Jr. ...................  (60)   Executive Vice President                   1989
                                                  Corporate Development
Jerald L. Pullins......................  (54)   Executive Vice President                   1992
                                                  European Operations
George R. Champagne....................  (42)   Senior Vice President                      1989
                                                  Chief Financial Officer
Glenn G. McMillen......................  (53)   Senior Vice President Operations           1993
Richard T. Sells.......................  (56)   Senior Vice President Prearranged          1987
                                                Sales
James M. Shelger.......................  (46)   Senior Vice President General Counsel      1987
                                                and Secretary
Jack L. Stoner.........................  (50)   Senior Vice President Administration       1992
T. Craig Benson........................  (34)   Vice President Operations;                 1990
                                                President -- Investment Capital
                                                  Corporation, a subsidiary of the
                                                  Company
Gregory L. Cauthen.....................  (38)   Vice President Treasurer                   1995
W. Mark Hamilton.......................  (31)   Vice President Finance                     1996
                                                  European Operations
Lowell A. Kirkpatrick, Jr. ............  (37)   Vice President Corporate Development       1994
Vincent L. Visosky.....................  (48)   Vice President Operational Controller      1989
Henry M. Nelly, III....................  (51)   President -- Provident Services, Inc.,     1989
                                                a subsidiary of the Company

---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Pullins joined the Company in September 1991, was elected Senior Vice President Corporate Development in February 1992 and was promoted to his present position in November 1994. Prior thereto from January 1987 through August 1991, Mr. Pullins was President, Chief Executive Officer and Chief Operating Officer of Sentinel Group, Inc., a funeral service company.

     Mr. Stoner joined the Company in September 1991, was elected Vice President Employee Services in August 1992, Vice President Administration in February 1993 and Senior Vice President Administration in August 1993. Prior thereto for more than five years, Mr. Stoner was a general partner and Director of Tax of Ernst & Young (formerly Arthur Young & Company), certified public accountants.

     Mr. Cauthen joined the Company in February 1991 as Director/Taxation and was promoted in March 1993 to Managing Director/Taxation. Prior to joining the Company, Mr. Cauthen served as Vice President/ Taxes of First Interstate Bank of Texas, N.A. from August 1988 to February 1991.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 1995, there were 8,492 holders of record of the Company's common stock.

     The Company has declared 91 consecutive quarterly dividends on its common stock since it began paying dividends in 1974. The dividend rate is currently $.12 per share per quarter, or an indicated annual rate of $.48 per share. For the three years ended December 31, 1995, dividends per share were $.44, $.42 and $.40, respectively.

     The table below shows the Company's quarterly high and low common stock prices:

                                                            YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                    1995              1994              1993
                                                -------------     -------------     -------------
                                                HIGH     LOW      HIGH     LOW      HIGH     LOW
                                                ----     ----     ----     ----     ----     ----
First.........................................  29 1/8   26 1/4   28       24 3/4   21 5/8   17 7/8
Second........................................  31 5/8   26 7/8   25 7/8   22 1/2   22 1/8   18 1/2
Third.........................................  39 1/2   30 3/8   26 5/8   24 7/8   25 1/4   20 3/4
Fourth........................................  44       37 5/8   27 3/4   24 1/8   26 3/8   23 1/2

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

ITEM 6. SELECTED FINANCIAL DATA.

                                                     YEARS ENDED DECEMBER 31,*
                                   -------------------------------------------------------------
                                     1995         1994         1993         1992         1991
                                   ---------    ---------    ---------    ---------    ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS)
Revenues.......................... $1,652,126   $1,117,175   $ 899,178    $ 772,477    $ 643,248
Income before income taxes........    294,211      219,021     173,492      139,336      108,872
Net income........................    183,588      131,045     101,061       86,536       73,372
Earnings per share:
  Primary.........................       1.80         1.51        1.21         1.13         1.03
  Fully diluted...................       1.70         1.43        1.17         1.07         1.00
Dividends per share...............        .44          .42         .40          .39          .37
Total assets......................  7,663,811    5,161,888   3,683,304    2,611,123    2,123,452
Long-term debt....................  1,732,047    1,330,177   1,062,222      980,029      786,685
Convertible preferred securities
  of SCI Finance LLC..............    172,500      172,500          --           --           --
Stockholders' equity..............  1,975,345    1,196,622     884,513      683,097      615,776
Shares outstanding................    117,271       94,857      84,859       76,905       75,981
Ratio of earnings to fixed
  charges**.......................       2.78         3.13        3.19         3.03         2.82

---------------

 * The year ended December 31, 1993 reflects a change in accounting principles adopted January 1, 1993. The two years ended December 31, 1992 reflect results as historically reported.

** For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest and dividends on preferred securities of SCI Finance LLC). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, dividends on preferred securities of SCI Finance LLC and one-third of rental expense which the Company considers representative of the interest factor in the rentals.

SCI International Limited

     SCI International Limited ("International") is a wholly owned subsidiary of the Company. International, through wholly owned subsidiaries, began operations in mid-1993 and owns the Company's foreign operations.

     Set forth below is certain summary financial information for International.

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1995           1994          1993
                                                          ---------     ----------     --------
                                                                 (DOLLARS IN THOUSANDS)
Revenues................................................  $ 439,750     $   99,033     $ 17,345
                                                          ---------     ----------     --------
Gross profit............................................  $  88,551     $   30,068     $  5,185
                                                          ---------     ----------     --------
Net income..............................................  $  21,163     $    4,353     $  2,806
                                                          ---------     ----------     --------
Current assets..........................................  $ 207,411     $  215,104     $  8,746
Non-current assets......................................  2,218,977        885,417       91,982
                                                          ---------     ----------     --------
Total assets............................................  $2,426,388    $1,100,521     $100,728
                                                          ---------     ----------     --------
Current liabilities.....................................  $ 257,682     $  258,723     $  7,787
Non-current liabilities.................................  1,584,979        805,939       70,084
                                                          ---------     ----------     --------
Total liabilities.......................................  $1,842,661    $1,064,662     $ 77,871
                                                          ---------     ----------     --------
Stockholder's equity....................................  $ 583,727     $   35,859     $ 22,857
                                                          ---------     ----------     --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American, United Kingdom and Australian operations and is proceeding with implementation in its recently acquired French operations. The Company acquired a French funeral service company in August
1995 -- see note three to the consolidated financial statements. The Company has approximately 269 clusters in North America, the United Kingdom and Australia, which range in size from two operations to 73 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

RESULTS OF OPERATIONS:

  Year ended 1995 compared to 1994

     Segment information for the Company's three lines of business was as follows:

                                             YEARS ENDED DECEMBER 31,
                                    ------------------------------------------              PERCENTAGE
                                            1995                  1994           INCREASE    INCREASE
                                    --------------------   -------------------   --------   ----------
Revenues:
  Funeral.........................  $ 1,166,247            $  754,408            $411,839      54.6%
  Cemetery........................      463,754               343,521             120,233      35.0
  Financial services..............       22,125                19,246               2,879      15.0
                                    -----------            ----------            --------
                                      1,652,126             1,117,175             534,951      47.9
Costs and expenses:
  Funeral.........................     (871,096)             (531,803)            339,293      63.8
  Cemetery........................     (303,312)             (233,295)             70,017      30.0
  Financial services..............      (12,497)              (10,882)              1,615      14.8
                                    -----------            ----------            --------
                                     (1,186,905)             (775,980)            410,925      53.0
Gross profit margin and
  percentage:
  Funeral.........................      295,151    25.3%      222,605    29.5%     72,546      32.6
  Cemetery........................      160,442    34.6%      110,226    32.1%     50,216      45.6
  Financial services..............        9,628    43.5%        8,364    43.5%      1,264      15.1
                                    -----------            ----------            --------
                                    $   465,221    28.2%   $  341,195    30.5%   $124,026      36.4%
                                     ==========             =========            ========

FUNERAL

     Funeral revenues were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------     INCREASE    PERCENTAGE
                                                    1995          1994       (DECREASE)    INCREASE
                                                 ----------     ---------    ----------   ----------
Existing clusters:
  North America.................................. $ 756,043     $663,447      $  92,596      14.0%
  Australia......................................    48,006       38,288          9,718      25.4
                                                  ----------    --------       --------      ----
                                                    804,049      701,735        102,314      14.6
New clusters:*
  North America..................................    21,336        4,450         16,886
  Australia......................................     5,785        1,631          4,154
  United Kingdom.................................   131,523       39,277         92,246
                                                  ----------    --------       --------
                                                    158,644       45,358        113,286
                                                  ----------    --------       --------      ----
          Total clusters.........................   962,693      747,093        215,600      28.9
France and other foreign.........................   198,018           --        198,018
Non-cluster and disposed operations..............     5,536        7,315         (1,779)
                                                  ----------    --------       --------      ----
          Total funeral revenues................. $1,166,247    $754,408      $ 411,839      54.6%
                                                  ==========    ========       ========      ====

     The $102,314 increase in revenues at existing clusters was primarily the result of a 9.7% increase in North American funeral services performed (207,834 compared to 189,481) and a 3.9% higher average sales price ($3,638 compared to $3,501). Included in this increase were $77,434 in increased revenues from locations acquired since the beginning of 1994. The remaining revenue increase of $24,880 was contributed by operations acquired before 1994. The death rate in North America has remained relatively constant for several years and is expected to remain at this rate for at least the near future; however, due to the increasing proportion of people over age 65 in the North American population, demand for funeral services could increase in the decades to come. It is anticipated that the Company's near term revenue growth will continue to be primarily generated from acquired operations (added to existing clusters and the creation of new clusters) as well as from potentially higher average sales prices from improved merchandising of funeral services and products and periodic price increases. The Company anticipates continued growth through acquisitions is likely although the level of acquisitions is not likely to match the previous two years. The Company is the world's largest company in the funeral service industry and currently performs approximately 9%, 29%, 14% and 24% of the funeral services in North America, France, the United Kingdom and Australia, respectively. The Company believes that there are several thousand potential acquisition candidates in North America. Additionally, the Company's recent United Kingdom and French acquisitions demonstrate an increased focus on international acquisition opportunities.

     The France and other foreign operations represent approximately four months of Company ownership, while the 1994 United Kingdom operations represent approximately four months of Company ownership.

     During the year ended December 31, 1995, the Company sold approximately $371,000 of prearranged funeral services compared to approximately $245,000 for the same period in 1994. The Company also acquired approximately $508,000 of deferred revenues associated with prearranged funerals in the 1995 French acquisition. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

---------------

* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

     Funeral costs and expenses were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------   INCREASE      PERCENTAGE
                                                    1995         1994       (DECREASE)      INCREASE
                                                 ---------    -----------   ----------     ----------
Existing clusters:
  North America.................................  $496,893     $432,602      $  64,291        14.9%
  Australia.....................................    31,325       25,786          5,539        21.5
                                                  --------     --------       --------       -----
                                                   528,218      458,388         69,830        15.2
New clusters:*
  North America.................................    16,552        3,679         12,873
  Australia.....................................     4,502        1,286          3,216
  United Kingdom................................   101,992       29,909         72,083
                                                  --------     --------       --------
                                                  123,046..      34,874         88,172
                                                  --------     --------       --------       -----
  Total clusters................................   651,264      493,262        158,002        32.0
France and other foreign........................   173,437           --        173,437
Non-cluster and disposed operations.............     8,663        9,733         (1,070)
Administrative overhead.........................    37,732       28,808          8,924        31.0
                                                  --------     --------       --------       -----
          Total funeral costs and expenses......  $871,096     $531,803      $ 339,293        63.8%
                                                  ========     ========       ========       =====

     The total gross profit for existing clusters increased to $275,831 in 1995 from $243,347 in 1994, while the related gross profit margin percentage for existing clusters declined slightly to 34.3% from 34.7% last year. Acquisitions since the beginning of 1994, included in existing clusters, accounted for $19,905 of the existing gross profit increase and were the primary reason for the existing cluster gross profit margin decline. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy. This was especially noticeable given the large number of acquired operations incorporated into existing clusters in 1995 and 1994. The gross profit margin for those funeral operations in existing clusters that were acquired before 1994 increased to 36.0% in 1995 from 35.5% last year due to the increased revenues discussed above without a corresponding percentage increase in personnel and other operating costs.

     Contributing to the overall funeral gross profit margin decline (25.3% compared to 29.5% last year) were the Company's United Kingdom and French operations. The Company's United Kingdom operations had a gross profit margin of 22.5% for the year ended December 31, 1995, compared to 23.9% in 1994 (four months of ownership). French operations had a gross profit margin of 12.4% in 1995 (four months of ownership). These margins are consistent with the Company's expectations for its European funeral operations which have historically produced lower gross margins than the Company's operations in North America and Australia. Administrative overhead costs expressed as a percentage of revenues declined in 1995 to 3.2%, compared to 3.8% last year.

---------------

* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

CEMETERY

     Cemetery revenues were as follows:

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                  ---------------------                  PERCENTAGE
                                                    1995         1994       INCREASE      INCREASE
                                                  --------     --------     --------     ----------
Existing clusters:
  North America.................................  $406,891     $321,586     $ 85,305        26.5%
  Australia.....................................    26,037       16,501        9,536        57.8
                                                  --------     --------     --------        ----
                                                   432,928      338,087       94,841        28.1
New clusters:*
  North America.................................    14,148           --       14,148
  United Kingdom................................    12,232        3,316        8,916
                                                  --------     --------     --------
                                                    26,380        3,316       23,064
                                                  --------     --------     --------        ----
          Total clusters........................   459,308      341,403      117,905        34.5
Non-cluster and disposed operations.............     4,446        2,118        2,328
                                                  --------     --------     --------        ----
          Total cemetery revenues...............  $463,754     $343,521     $120,233        35.0%
                                                  ========     ========     ========        ====

     Revenues for existing clusters increased due to an increased volume of sales and higher average sales prices for property and merchandise. Included in the existing cluster increase were $38,157 in increased revenues from cemeteries acquired since the beginning of 1994. The Company plans to continue to emphasize the selling of preneed cemetery property and merchandise by maintaining an active and well-trained sales force. Additionally, future growth through acquisitions is considered likely.

     Cemetery costs and expenses were as follows:

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                   ---------------------                  PERCENTAGE
                                                     1995         1994       INCREASE      INCREASE
                                                   --------     --------     --------     ----------
Existing clusters:
  North America..................................  $252,125     $203,637     $ 48,488        23.8%
  Australia......................................    12,652        7,659        4,993        65.2
                                                   --------     --------      -------        ----
                                                    264,777      211,296       53,481        25.3
New clusters:*
  North America..................................    10,438           --       10,438
  United Kingdom.................................     6,517        2,425        4,092
                                                   --------     --------      -------
                                                     16,955        2,425       14,530
                                                   --------     --------      -------        ----
          Total clusters.........................   281,732      213,721       68,011        31.8
Non-cluster and disposed operations..............     3,744        2,045        1,699
Administrative overhead..........................    17,836       17,529          307         1.8
                                                   --------     --------      -------        ----
          Total cemetery costs and expenses......  $303,312     $233,295     $ 70,017        30.0%
                                                   ========     ========      =======        ====

     Costs at existing clusters increased $53,481 due primarily to an increase of $26,404 from cemeteries acquired since the beginning of 1994, while costs from existing cluster cemeteries acquired before 1994 increased $27,077. The overall cemetery gross profit margin increased to 34.6% in 1995 from 32.1% last year. This increase reflects strong growth in sales of preneed cemetery property and merchandise as well as continued cost control in all major expense categories. Administrative overhead costs have decreased to 3.8% of revenues this year compared to 5.1% last year. The Company believes that the overall cemetery gross profit margin may decline slightly in 1996 from the level reported in 1995, due primarily to the lower gross profit

---------------

* Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

margins achieved by the large number of cemetery acquisitions late in 1995. Acquisitions typically have lower gross profit margins, at least until such time that they are assimilated into the Company's cluster management strategy and preneed selling programs are fully implemented.

FINANCIAL SERVICES

     The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported an improved interest rate spread offset by higher administrative expenses. The average outstanding loan portfolio during the current year was approximately $206,000 with an average interest rate spread of 3.7% compared to approximately $235,000 and 3.4%, respectively, last year.

OTHER INCOME AND EXPENSES

     Expressed as a percentage of revenues, general and administrative expenses were 3.2% in 1995 compared to 4.6% last year. These expenses increased by $1,900 or 3.7% during the year primarily from corporate transportation and travel costs partially offset by decreased professional fees and other corporate expenses.

     Interest expense, which excludes the amount incurred through financial service operations, increased $38,025 or 47.5% during the current year primarily from incremental borrowings incurred to fund the Company's international acquisition program. Of the 1995 increase, approximately $27,000 is the result of financings for the United Kingdom acquisition and represents a full year of interest compared to only four months in 1994. Approximately $10,000 of the remaining increase is due to debt related to the French acquisition in late August 1995.

     The provision for income taxes reflected a 37.6% effective tax rate for 1995 as compared to a 40.2% effective tax rate in the prior year. The decrease in the effective tax rate is due primarily to lower taxes from international operations.

RESULTS OF OPERATIONS:

  Year ended 1994 compared to 1993

     Segment information for the Company's three lines of business was as follows:

                                          YEARS ENDED DECEMBER 31,
                                ---------------------------------------------               PERCENTAGE
                                        1994                     1993            INCREASE    INCREASE
                                ---------------------    --------------------    --------   ----------
Revenues:
  Funeral....................   $  754,408               $ 603,099               $151,309      25.1%
  Cemetery...................      343,521                 280,421                 63,100      22.5
  Financial services.........       19,246                  15,658                  3,588      22.9
                                ----------                --------
                                 1,117,175                 899,178                217,997      24.2
Costs and expenses:
  Funeral....................     (531,803)               (426,008)               105,795      24.8
  Cemetery...................     (233,295)               (200,682)                32,613      16.3
  Financial services.........      (10,882)                 (9,168)                 1,714      18.7
                                ----------                --------
                                  (775,980)               (635,858)               140,122      22.0
Gross profit margin and
  percentage:
  Funeral....................      222,605      29.5%      177,091      29.4%      45,514      25.7
  Cemetery...................      110,226      32.1%       79,739      28.4%      30,487      38.2
  Financial services.........        8,364      43.5%        6,490      41.4%       1,874      28.9
                                ----------                --------
                                $  341,195      30.5%    $ 263,320      29.3%    $ 77,875      29.6%
                                ==========                ========

FUNERAL

     Funeral revenues were as follows:

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                  ---------------------                  PERCENTAGE
                                                    1994         1993       INCREASE      INCREASE
                                                  --------     --------     --------     ----------
Existing clusters...............................  $627,365     $562,231     $ 65,134        11.6%
New clusters*...................................    58,419       15,162       43,257
                                                  ----------   ---------    --------        ----
     Total clusters.............................   685,784      577,393      108,391        18.8
United Kingdom..................................    39,277           --       39,277
Non-cluster and disposed operations.............    29,347       25,706        3,641
                                                  ----------   ---------    --------        ----
     Total funeral revenues.....................  $754,408     $603,099     $151,309        25.1%
                                                  ==========   =========    ========        ====

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

     Funeral costs and expenses were as follows:


                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                  ---------------------                  PERCENTAGE
                                                    1994         1993       INCREASE      INCREASE
                                                  --------     --------     --------     ----------
Existing clusters...............................  $411,604     $367,285     $ 44,319        12.1%
New clusters*...................................    41,353       11,326       30,027
                                                  --------     --------     --------     --------
     Total clusters.............................   452,957      378,611       74,346        19.6
United Kingdom..................................    29,909           --       29,909
Non-cluster and disposed operations.............    20,129       18,916        1,213
Administrative overhead.........................    28,808       28,481          327
                                                  --------     --------     --------     --------
     Total funeral costs and expenses...........  $531,803     $426,008     $105,795        24.8%
                                                  ========     ========     ========     ========

     The gross profit margin for existing clusters declined to 34.4% from 34.7% in 1993. Acquisitions since the beginning of 1993, included in existing clusters, accounted for $37,580 of the existing cluster cost increase and were the reason for the existing cluster gross profit margin decline. The gross profit margin for those funeral operations in existing clusters that were acquired before 1993 increased to 35.6% in 1994 from 34.7% in 1993 due to the increased revenues discussed above without a corresponding percentage increase in personnel and other operating costs.

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

CEMETERY

     Cemetery revenues were as follows:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------                  PERCENTAGE
                                                  1994          1993        INCREASE      INCREASE
                                               ----------     ---------     --------     ----------
Existing clusters............................  $  309,332     $ 262,643     $ 46,689        17.8%
New clusters*................................      19,775         7,633       12,142
                                                 --------      --------     --------     --------
     Total clusters..........................     329,107       270,276       58,831        21.8
United Kingdom...............................       3,316            --        3,316
Non-cluster and disposed operations..........      11,098        10,145          953
                                                 --------      --------     --------     --------
     Total cemetery revenues.................  $  343,521     $ 280,421     $ 63,100        22.5%
                                                 ========      ========     ========     ========

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

     Cemetery costs and expenses were as follows:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------     INCREASE     PERCENTAGE
                                                  1994          1993        (DECREASE)    INCREASE
                                               ----------     ---------     --------     ----------
Existing clusters............................  $  195,886     $ 172,147     $ 23,739        13.8%
New clusters*................................       9,706         3,962        5,744
                                                 --------      --------     --------     --------
     Total clusters..........................     205,592       176,109       29,483        16.7
United Kingdom...............................       2,425            --        2,425
Non-cluster and disposed operations..........       7,749         7,978         (229)
Administrative overhead......................      17,529        16,595          934
                                                 --------      --------     --------     --------
          Total cemetery costs and
            expenses.........................  $  233,295     $ 200,682     $ 32,613        16.3%
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

     The overall cemetery gross profit margin increase to 32.1% from 28.4% in 1993 reflects the strong revenue growth as well as continued cost control in all major expense categories. Administrative overhead costs have decreased to 5.1% of revenues in 1994 compared to 5.9% in 1993.

FINANCIAL SERVICES

     Provident reported a slightly improved interest rate spread and reduced administrative expense, when expressed as a percentage of revenue, which increased the gross profit margin percentage to 43.5% in 1994 from 41.4% in 1993. The average outstanding loan portfolio during 1994 was approximately $235,000 with an average interest rate spread of 3.4% compared to approximately $216,000 and 3.3%, respectively, in 1993.

OTHER INCOME AND EXPENSES

     Expressed as a percentage of revenues, general and administrative expenses were 4.6% in 1994 compared to 4.9% in 1993. These expenses increased by $7,994 or 18.3% during 1994. Of the increase, $2,811 was attributable to personnel expenses primarily relating to incentive compensation and retirement plan costs.

---------------

* Represents new geographic cluster areas entered into since the beginning of 1993 for the period that those businesses were owned by the Company.

Professional fees increased $3,817 in 1994 primarily from legal costs associated with the informal investigation of the Company by the Securities and Exchange Commission (the "SEC") relating to the Company's change of accountants in 1993 and the Company's Form 8-K dated March 31, 1993, as amended in April 1993, reporting such change. The remainder of the increase was derived primarily from corporate transportation and travel costs.

     Interest expense, which excludes the amount incurred through financial service operations, increased $20,492 or 34.4% during 1994 primarily from borrowings incurred to fund the Company's ongoing acquisition program. Increased borrowings and higher interest rates incurred under the existing lines of credit and commercial paper added $7,759. Also contributing to the increase was the recognition of $8,311 in interest expense associated with the 1994 acquisitions in the United Kingdom, $2,909 in increased interest expense from the Company's various debenture issues and $838 from the December 1994 issuance of $200,000 in 8.375% notes.

     Other income (expense) declined in 1994 primarily from fewer sales of excess real estate and businesses.

     The provision for income taxes reflected a 40.2% effective tax rate for 1994 as compared to a 40.6% effective tax rate in 1993.

FINANCIAL CONDITION AND LIQUIDITY AT DECEMBER 31, 1995:

GENERAL

     Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the SEC. The Company believes cash from operations, additional funds available under its revolving credit agreements, proceeds from offerings of securities and the other registered securities will be sufficient to continue its current acquisition program and operating policies.

     At December 31, 1995, the Company had net working capital of $45,527 and a current ratio of 1.08:1, compared to working capital of $120,246 and a current ratio of 1.25:1 at December 31, 1994. The cash balance at December 31, 1994 included net proceeds from the Company's December 1994 public offerings which were used in the first quarter of 1995 to repay bank debt associated with the 1994 United Kingdom acquisitions.

OCTOBER 1995 PUBLIC OFFERINGS

     In October 1995, the Company issued 8,395,000 shares of common stock at a net offering price of $37.30 per share through an underwritten public offering. Also, in October 1995, the Company issued $300,000 of notes which were also sold through an underwritten public offering. These notes were issued in two tranches of $150,000 each with maturities in 2000 and 2007 and interest rates of 6.375% and 6.875%, respectively. All of these offerings were issued pursuant to a $1,000,000 shelf registration from September 1995. The net proceeds of approximately $613,000 from the October 1995 offerings were used primarily to repay amounts borrowed under the Company's French revolving credit agreement (such borrowings had been used to purchase the French funeral service operations) and the Company's other existing revolving credit agreements.

REVOLVING CREDIT AGREEMENTS

     The Company's primary revolving credit agreement allows for borrowings of up to $800,000. One portion is a 364-day facility that allows for borrowings of up to $450,000, which is used to primarily support commercial paper. This facility expires June 28, 1996, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. At December 31, 1995 there was $20,000 of commercial paper outstanding backed by this agreement. The second portion represents a multi-currency revolving credit agreement that allows borrowings of up to

$350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This facility expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. At December 31, 1995, $95,176 was outstanding under the multi-currency agreement.

     In August 1995, the Company entered into a French revolving credit agreement with a 364-day term which currently allows for borrowings up to $150,000. At December 31, 1995, $99,095 was outstanding under this agreement.

DERIVATIVES

     The Company enters into derivatives in the form of interest rate swaps and cross-currency interest rate swaps in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investment in foreign assets. Accordingly, movements in currency rates that impact the swaps are generally offset by a corresponding movement in the value of the underlying assets being hedged and movements in interest rates that impact the fair value of the interest rate swaps are generally offset by a corresponding movement in the value of the underlying debt being hedged. Similarly, currency movements that impact foreign interest expense due under the cross-currency interest rate swaps are generally offset by a corresponding movement in the earnings of the foreign operation.

     In general, interest rates are managed such that up to 50% of the total debt (excluding debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations. After giving effect to the interest rate and cross-currency interest rate swaps discussed more fully in notes two and seven to the Company's consolidated financial statements, the Company's total debt has been converted into approximately $1,338,000 of fixed interest rate debt at a weighted average rate of 7.96% and approximately $516,000 of floating interest rate debt at a weighted average rate of 6.75%. Based on short-term rates at December 31, 1995 and the related debt or swaps outstanding subject thereto, a two percent increase in the various floating rate indices referenced in the debt and swaps would cause a $10,293 net increase in interest expense. This impact is mitigated by the Provident loan receivable portfolio which generally carries floating rates. Thus, the Company's overall sensitivity to floating interest rate fluctuations on amounts owed is offset by a corresponding higher interest rate on the receivables issued by Provident (approximately $214,000 in receivables at December 31, 1995).

FOREIGN OPERATIONS

     The death care industries in countries where the Company has foreign operations are generally stable and have had predictable cash flows. In addition, those countries have not had highly inflationary economies. The Company believes, due to foreign currency hedges described above, that the effects of foreign currency translations have been mitigated.

SOURCES AND USES OF CASH

     Cash Flows from Operating Activities: Net cash provided by operating activities was $90,704 for the year ended December 31, 1995, compared to $162,444 for the same period in 1994, a decrease of $71,740. This decrease was due partially to an increase in net receivables resulting from increased sales of funeral services and cemetery products and merchandise. Additionally, cash flows relating to prearranged funeral activities decreased due to the timing of cash payments and withdrawals to and from trusts and increased cash outlays on marketing efforts. These decreases were offset by improved operating results in 1995.

     Cash Flows from Investing Activities: Net cash used in investing activities was $844,341 for the year ended December 31, 1995, compared to $756,227 for the same period in 1994. This increase reflects the Company's aggressive acquisition of funeral service locations and cemeteries. During the year ended December 31, 1995, $693,627 of cash was used for acquisitions. The effect of acquisitions is detailed in note three to the consolidated financial statements. In addition to acquisitions, capital expenditures including new construction of facilities and major improvements to existing properties, continue to require significant amounts of cash. Cash used for capital expenditures was $125,231 during the year ended December 31, 1995.

     Cash Flows from Financing Activities: Net cash provided by financing activities was $565,031 for the year ended December 31, 1995, compared to $791,302 for the same period in 1994. During 1995, cash inflows included $862,848 of proceeds from issuances of long-term debt (issued in public and private offerings) and $331,063 of proceeds from issuances of Company common stock compared to $562,226 of public offerings last year. In 1995, cash outflows included $179,636 of scheduled long-term debt payments and cash dividend payments compared to $67,909 last year. Other cash outflows during 1995 included a $453,959 net decrease in borrowings under the Company's revolving credit agreements. In 1994, the Company had a net increase of $295,570 from revolving credit agreements. See notes six and eleven to the consolidated financial statements.

     The Company believes that debt service has no adverse effect on its operations or financing activities at the current levels of debt outstanding. As of December 31, 1995, the Company's debt to capitalization ratio was 46.3% compared to 54.0% at December 31, 1994. The interest rate coverage ratio for the year ended December 31, 1995 was 3.11:1, compared to 3.42:1 for the same period in 1994. This interest rate coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

     The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At December 31, 1995, the Company had approximately $430,000 and $255,000 of available borrowings under its primary and multi-currency credit facilities, respectively. In addition, as of December 31, 1995, the Company had the ability to issue $387,000 in securities under the September 1995 shelf registration as well as 7,527,000 shares of common stock and a total of $34,753 of guaranteed promissory notes and convertible debentures registered with the SEC under a separate shelf registration to be used exclusively for future acquisitions.

PREARRANGED FUNERAL SERVICES

     The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase a life insurance or annuity contract. The principal amount of these prearranged funeral contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance funded contracts also increase the amount of cash to be received upon performance of the funeral and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products issued by third party insurers. The Company sells prearranged funerals in most of its service markets including its foreign markets. Auxia, the Company's French life insurance subsidiary, primarily sells insurance products used to fund prearranged funerals to be performed at the Company's French funeral service locations. The Company believes prearrangements add stability to the funeral service industry and will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed annually approximates 22% and is expected to grow, thereby making the total number of funerals performed more predictable.

CREMATIONS

     In recent years there has been steady, gradual growth in the number of cremations that have been chosen as an alternative to traditional methods of disposal of human remains. According to industry studies, cremations currently account for approximately 20% of all dispositions in the United States. The Company's North American operations perform substantially more cremations than the national average. In 1995, slightly over 32% of all families served by the Company's North American funeral service locations selected the cremation alternative. The Company has a significant number of operating locations in Florida and the west coast of North America where the cremation alternative continues to gain acceptance. Based on industry studies, the Company believes that cremations account for approximately 60-70% of all dispositions of human remains in Australia and the United Kingdom. It is estimated that cremations account for approximately 11% of all dispositions of human remains in France. Though a cremation typically results in less sales dollars than a traditional funeral service, the Company believes that funeral operations which are predominantly cremation businesses typically have higher gross profit margin percentages than those exhibited at traditional funeral operations. The Company believes that the memorialization of cremated remains represents a source of revenue growth. Since the number of cremations is increasing, the Company is emphasizing the marketing of memorialization alternatives.

OTHER MATTERS

     The Company will adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in the first quarter of 1996. FAS 121 attempts to standardize methods used to determine whether the costs of long-lived assets will be recovered, and how such costs should be tested for value impairment. The Company has not experienced impairment of its assets, including names and reputations, in the past and does not anticipate that FAS 121 will have a material impact on the Company's financial position or results of operations in the future. In addition, in the first quarter of 1996, the Company plans to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................   20
Consolidated Statement of Income for the three years ended December 31, 1995..........   21
Consolidated Balance Sheet as of December 31, 1995 and 1994...........................   22
Consolidated Statement of Cash Flows for the three years ended December 31, 1995......   23
Consolidated Statement of Stockholders' Equity for the three years ended December 31,
  1995................................................................................   24
Notes to Consolidated Financial Statements............................................   25
Financial Statement Schedule:
II -- Valuation and Qualifying Accounts...............................................   47

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Service Corporation International

     We have audited the accompanying consolidated balance sheet of Service Corporation International as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule for the three years ended December 31, 1995, listed in the index at item 8 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Corporation International as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 15 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for prearranged funeral contracts and cemetery sales.

COOPERS & LYBRAND L.L.P.

Houston, Texas
March 11, 1996

                       SERVICE CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1995          1994          1993
                                                        ----------     ---------     ---------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Revenues............................................... $1,652,126     $1,117,175    $ 899,178
Costs and expenses..................................... (1,186,905)     (775,980)     (635,858)
                                                        -----------    ----------    ---------
Gross profit...........................................    465,221       341,195       263,320
General and administrative expenses....................    (53,600)      (51,700)      (43,706)
                                                        -----------    ----------    ---------
Income from operations.................................    411,621       289,495       219,614
Interest expense.......................................   (118,148)      (80,123)      (59,631)
Dividends on preferred securities of SCI Finance LLC...    (10,781)         (539)           --
Other income...........................................     11,519        10,188        13,509
                                                        -----------    ----------    ---------
                                                          (117,410)      (70,474)      (46,122)
                                                        -----------    ----------    ---------
Income before income taxes.............................    294,211       219,021       173,492
Provision for income taxes.............................   (110,623)      (87,976)      (70,400)
                                                        -----------    ----------    ---------
Income before cumulative effect of change in
  accounting principles................................    183,588       131,045       103,092
Cumulative effect of change in accounting principles
  (net of income tax)..................................         --            --        (2,031)
                                                        -----------    ----------    ---------
Net income............................................. $  183,588     $ 131,045     $ 101,061
                                                        ===========    ==========    =========
Earnings per share:
  Primary
     Income before cumulative effect of change in
       accounting principles........................... $     1.80     $    1.51     $    1.24
     Cumulative effect of change in accounting
       principles
       (net of income tax).............................         --            --          (.03)
                                                        -----------    ----------    ---------
  Net income........................................... $     1.80     $    1.51     $    1.21
                                                        ===========    ==========    =========
Fully diluted
  Income before cumulative effect of change in
     accounting principles............................. $     1.70     $    1.43     $    1.19
  Cumulative effect of change in accounting principles
     (net of income tax)...............................         --            --          (.02)
                                                        -----------    ----------    ---------
  Net income........................................... $     1.70     $    1.43     $    1.17
                                                        ===========    ==========    =========
Weighted average number of shares and equivalents......    102,074        86,926        83,372
                                                        ===========    ==========    =========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                        1995          1994
                                                                      ---------     ---------
                                                                      (DOLLARS IN THOUSANDS,
                                                                         EXCEPT PER SHARE
                                                                             AMOUNTS)
Current assets:
  Cash and cash equivalents..........................................  $  29,735    $  218,341
  Receivables, net of allowances.....................................    446,618       291,135
  Inventories........................................................    120,805        60,897
  Other..............................................................     32,371        21,436
                                                                      ----------    ----------
          Total current assets.......................................    629,529       591,809
                                                                      ----------    ----------
Investments -- insurance subsidiary..................................    557,335            --
Prearranged funeral contracts........................................  1,816,466     1,418,104
Long-term receivables................................................    759,935       529,843
Cemetery property, at cost...........................................  1,162,556       748,639
Property, plant and equipment, at cost (net).........................  1,273,722       832,401
Deferred charges and other assets....................................    312,053       230,336
Names and reputations (net)..........................................  1,152,215       810,756
                                                                      ----------    ----------
                                                                      $7,663,811    $5,161,888
                                                                      ==========    ==========
                             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities........................... $  393,191    $  154,770
  Income taxes.......................................................     68,574        39,084
  Current maturities of long-term debt...............................    122,237       277,709
                                                                      ----------    ----------
          Total current liabilities..................................    584,002       471,563
                                                                      ----------    ----------
Long-term debt.......................................................  1,732,047     1,330,177
Deferred income taxes................................................    437,840       238,088
Other liabilities....................................................    400,434       233,356
Deferred prearranged funeral contract revenues.......................  2,361,643     1,519,582
Commitments and contingencies........................................         --            --
Company obligated, mandatorily redeemable, convertible preferred securities of SCI Finance LLC, whose principal asset is a 6.25%,
  $216,315 note from the Company.....................................    172,500       172,500
Stockholders' equity:
  Common stock, $1 per share par value, 200,000,000 shares
     authorized, 117,271,086 and 94,857,060, respectively,
     issued and outstanding..........................................    117,271        94,857
  Capital in excess of par value.....................................  1,331,979       718,858
  Retained earnings..................................................    518,562       381,509
  Foreign translation adjustment and other...........................      7,533         1,398
                                                                      ----------    ----------
          Total stockholders' equity.................................  1,975,345     1,196,622
                                                                      ----------    ----------
                                                                      $7,663,811    $5,161,888
                                                                      ==========    ==========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
                                                                 (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income..............................................  $ 183,588     $ 131,045     $ 101,061
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization.........................     98,432        76,077        58,214
  Provision for deferred income taxes...................     45,164        27,490        29,235
  Gains from dispositions (net).........................     (1,024)       (2,143)       (7,076)
  Cumulative effect of change in accounting
     principles.........................................         --            --         2,031
  Change in assets and liabilities net of effects from
     acquisitions:
     (Increase) in receivables..........................   (115,888)     (103,935)      (35,520)
     Change in prearranged funeral contracts and
       associated deferred revenues.....................    (86,685)       42,446       (14,464)
     (Increase) decrease in other assets................    (36,496)      (35,983)        1,967
     Increase (decrease) in other liabilities...........      7,473        27,606        (9,826)
     Other..............................................     (3,860)         (159)        5,332
                                                          ---------     ---------     ---------
Net cash provided by operating activities...............     90,704       162,444       130,954
                                                          ---------     ---------     ---------
Cash flows from investing activities:
  Capital expenditures..................................   (125,231)      (81,090)      (59,585)
  Proceeds from sales of property and equipment.........     12,655        13,294        24,006
  Acquisitions, net of cash acquired....................   (693,627)     (711,357)     (175,753)
  Loans issued by finance subsidiary....................    (38,184)      (48,320)     (102,328)
  Principal payments received on loans by finance
     subsidiary.........................................     24,312        76,288        41,652
  Change in investments and other.......................    (24,266)       (5,042)       (2,367)
                                                          ---------     ---------     ---------
Net cash used in investing activities...................   (844,341)     (756,227)     (274,375)
                                                          ---------     ---------     ---------
Cash flows from financing activities:
  Increase (decrease) in borrowings under revolving
     credit agreements..................................   (453,959)      295,570        37,500
  Long-term debt issued.................................    862,848       200,000       150,000
  Payments of debt......................................   (135,960)      (31,896)      (24,283)
  Convertible preferred shares of SCI Finance LLC
     issued.............................................         --       172,500            --
  Common stock issued...................................    331,063       189,726            --
  Repurchase of common stock............................  -- ......            --        (1,637)
  Dividends paid........................................    (43,676)      (36,013)      (32,887)
  Exercise of stock options and other...................      4,715         1,415         4,297
                                                          ---------     ---------     ---------
Net cash provided by financing activities...............    565,031       791,302       132,990
                                                          ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents....   (188,606)      197,519       (10,431)
Cash and cash equivalents at beginning of year..........    218,341        20,822        31,253
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of year................  $  29,735     $ 218,341     $  20,822
                                                          =========     =========     =========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           FOREIGN
                                                               CAPITAL IN                TRANSLATION
                                                   COMMON      EXCESS OF     RETAINED    ADJUSTMENT
                                                    STOCK      PAR VALUE     EARNINGS     AND OTHER
                                                  ---------    ----------    --------    -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1992....................  $  76,905    $  389,238    $220,497      $(3,543)
Add (deduct):
  Net income....................................                              101,061
  Repurchase of common stock....................        (66)         (388)     (1,183)
  Common stock issued:
     Stock option exercises and stock grants....        995        18,899
     Acquisitions...............................      1,418        17,432      (1,422)
     Debenture conversion.......................      5,607        92,721
  Dividends on common stock ($.40 per share)....                              (34,074)
  Unrealized appreciation of investments........                                             1,254
  Foreign translation adjustment................                                              (838)
                                                  ---------    ----------    --------      -------
Balance at December 31, 1993....................     84,859       517,902     284,879       (3,127)
Add (deduct):
  Net income....................................                              131,045
  Retirement of common stock....................        (32)         (773)
  Common stock issued:
     Common stock offering......................      7,700       182,026
     Stock option exercises and stock grants....        226         3,675
     Acquisitions...............................      2,033         7,458       2,729
     Debenture conversion.......................         71         1,222
  Dividends on common stock ($.42 per share)....                              (37,144)
  Foreign translation adjustment................                                             4,525
  Gain on sale of subsidiary stock and other....                    7,348
                                                  ---------    ----------    --------      -------
Balance at December 31, 1994....................     94,857       718,858     381,509        1,398
Add (deduct):
  Net income....................................                              183,588
  Common stock issued:
     Common stock offerings.....................      9,175       321,888
     Stock option exercises and stock grants....        348         6,140
     Acquisitions...............................      3,655       105,622
     Debenture conversions......................      9,236       179,471
  Dividends on common stock ($.44 per share)....                              (46,535)
  Foreign translation adjustment and other......                                             6,135
                                                  ---------    ----------    --------      -------
Balance at December 31, 1995....................  $ 117,271    $1,331,979    $518,562      $ 7,533
                                                  =========    ==========    ========      =======

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE ONE

NATURE OF OPERATIONS

     The Company is the largest provider of death care services in the world. At December 31, 1995, the Company operated 2,739 funeral service locations, 318 cemeteries and 139 crematoria located in North America, Europe and Australia.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. The funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral homes sell funeral related merchandise and certain funeral service locations contain crematoria. The Company markets prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries sell cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. Cemeteries also perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria.

     The Company's financial services operations consist of a finance subsidiary, Provident Services, Inc. ("Provident"). Provident provides capital financing to independent funeral home and cemetery operators.

NOTE TWO

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years to conform to current period presentation.

     Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories and Cemetery Property: Funeral merchandise and cemetery property and merchandise, are stated at cost, which is not in excess of market, determined using average cost.

     Depreciation and Amortization: Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property, plant and equipment are depreciated over a period ranging from seven to 50 years for property and plant while equipment is depreciated over a period from three to 20 years. For the three years ended December 31, 1995, depreciation expense was $52,828, $35,546 and $26,757, respectively. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired are amortized over the lives of the respective contracts.

     Funeral Operations: Funeral revenue is recognized when the funeral service is performed. The Company's trade receivables consist primarily of funeral services already performed. An allowance for doubtful accounts has been provided based on historical experience.

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers in North America, the United Kingdom and Australia or the Company's French prearranged funeral service life insurance subsidiary ("Auxia") which was acquired in the 1995 French

                       SERVICE CORPORATION INTERNATIONAL
acquisition (see note three). Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "prearranged funeral contracts" or, in the case of contracts funded by Auxia, "investments-insurance subsidiary". A corresponding credit is recorded to "deferred prearranged funeral contract revenues". Allowances for customer cancellations are provided at the date of sale.

     Prearranged funeral trust earnings and increasing insurance benefits are accrued and deferred until the service is performed and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Included in deferred prearranged funeral contract revenues are net obtaining costs, including sales commissions and certain other direct marketing costs, applicable to prearranged funeral contracts which are deferred and will be expensed over a period representing the average life of the prearranged contract. The aggregate net costs deferred as of December 31, 1995 and 1994 were $87,638 and $53,962, respectively.

     Cemetery Operations: All cemetery interment right sales, together with associated merchandise, are recorded to income at the time contracts are signed. Costs related to the sales of interment rights include property and other costs related to cemetery development activities which are charged to operations using the specific identification method. Allowances for customer cancellations are provided at the date of sale based upon historical experience. Costs related to merchandise are based on actual costs incurred or estimates of future costs necessary to purchase the merchandise, including provisions for inflation when required. Pursuant to state law, all or a portion of the proceeds from the sale of cemetery merchandise may also be required to be paid into trust funds until such merchandise is purchased by the Company for the customer. Merchandise funds trusted at December 31, 1995 and 1994 were $314,400 and $176,071, respectively, which approximates fair value. The Company recognizes accrued trust income on these merchandise trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to the unpurchased cemetery merchandise. Additionally, a portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. Earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. Perpetual care funds trusted at December 31, 1995 and 1994 were $242,449 and $216,706, respectively, which approximates fair value. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. For the three years ended December 31, 1995, the earnings recognized from all cemetery trusts were $33,795, $24,456 and $23,721, respectively.

     Names and Reputations: The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in "Names and reputations" and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral business. Additionally, the death care industry has historically exhibited stable cash flows as well as a low non-failure rate. The Company monitors the recoverability of names and reputations based on projections of future undiscounted cash flows of the acquired businesses. The amortization charged against income was $25,226, $15,495 and $10,339 for the three years ended December 31, 1995, respectively. Accumulated amortization of names and reputations as of December 31, 1995 and 1994 was $77,855 and $52,290, respectively.

     Derivatives: The Company enters into derivatives in the form of interest rate swaps and cross-currency interest rate swaps in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investments in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and enters into transactions only with a limited group of credit worthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

     In general, cross-currency swaps are entered into concurrently with significant foreign acquisitions and convert U.S. dollar debt into the respective foreign currency of the acquisitions. Such cross-currency swaps are

                       SERVICE CORPORATION INTERNATIONAL
used in combination with local currency borrowings to substantially hedge the Company's net investment in foreign operations. The cross-currency swaps generally include interest rate provisions to enable the Company to additionally hedge a portion of the earnings of its foreign operations. Accordingly, movements in currency rates that impact the swap are generally offset by a corresponding movement in the value of the underlying assets being hedged. Similarly, currency movements that impact foreign expense due under the cross-currency interest rate swaps are generally offset by a corresponding movement in the earnings of the foreign operation (see note seven).

     Interest rate swap settlements are generally semi-annual and match the coupon settlements of the underlying debt being hedged or related intercompany loan payments from the foreign operation. Amounts to be paid or received under interest rate swaps, including the interest rate provisions of the cross-currency swaps, are recorded on the accrual basis over the life of the swap agreements as an adjustment to interest expense. The related net amounts payable to, or receivable from, the counterparties are included in accrued liabilities or current receivables, respectively. In the cross-currency swaps, the notional amount is exchangeable in accordance with the terms of the swaps: at maturity for non-amortizing swaps or according to a defined amortization table for swaps which are amortizing. Gains and losses resulting from currency movements on the cross-currency swaps that hedge the Company's net foreign investments are reflected in stockholders' equity, with the related net amounts due to, or from, the counterparties included in other liabilities, or other assets, respectively. Net deferred gains and losses on early termination of interest rate swaps are being amortized into interest expense over the remaining lives of the original agreements ($2,193 net unamortized loss at December 31, 1995).

     Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE THREE

ACQUISITIONS

     On August 25, 1995, the Company acquired an approximate 51% interest in Omnium de Gestion et de Financement S.A. ("OGF"). OGF, in turn, owned approximately 65% of Pompes Funebres Generales S.A. ("PFG"). OGF and PFG, when combined, is the largest funeral service organization in Europe, operating 1,099 funeral service locations, 28 crematoria and Auxia which primarily sells insurance policies in connection with OGF/PFG's prearranged funeral business. On December 31, 1995, the Company owned shares representing over 98% of OGF and over 96% of PFG with the intent to acquire 100% of the outstanding shares of both companies. The total purchase price for OGF and the portion of PFG not owned by OGF is expected to be approximately $577,000 consisting of cash and debt assumed. Financing for this acquisition was initially provided by borrowings under a short-term French revolving credit facility, with permanent financing provided by issuances of notes and Company common stock in October 1995 (see notes six and eleven). OGF/PFG was accounted for as a purchase and the results of operations have been consolidated with the Company's since August 25, 1995.

     On October 11, 1995, the Company purchased Gibraltar Mausoleum Corporation ("Gibraltar"). Gibraltar, a private funeral and cemetery company based in Indianapolis, owned 23 funeral service locations and 54 cemeteries. The purchase price of approximately $267,000 was financed through the issuance of securities under the Company's acquisition shelf registration and borrowings under the Company's revolving credit facilities.

                       SERVICE CORPORATION INTERNATIONAL

     In 1994 the Company acquired the two largest publicly-traded funeral service providers in the United Kingdom, Great Southern Group plc and Plantsbrook Group plc. These firms owned a combined 534 funeral service locations, 13 crematoria and two cemeteries. The purchase price of approximately $508,000 was primarily funded by borrowings under two short-term bank facilities in the United Kingdom (subsequently repaid or refinanced with long-term securities in early 1995), other revolving credit borrowings and debt assumed by the Company. Both acquisitions were accounted for as purchases and the results of operations have been consolidated with the Company since September 1, 1994.

     In addition to the acquisitions disclosed above, the Company has acquired certain other funeral and cemetery operations during the years ended December 31, 1995 and 1994. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

     The following table is a summary of the above acquisitions made during the two years ended December 31, 1995 accounted for as purchases:

                                                                     1995          1994
                                                                   ---------     --------
    Number acquired:
      Funeral service locations...................................     1,263          674
      Cemeteries..................................................        99           28
      Crematoria..................................................        30           24
    Purchase price................................................ $1,145,777    $814,493

     The purchase price in both years consisted primarily of combinations of cash, Company common stock, issued and assumed debt and the retirement of loans receivable issued by Provident.

     In addition on September 5, 1995, the Company acquired the shares of Service Corporation International (Canada) Limited ("SCIC") not already owned by the Company. This transaction eliminated the approximate 31% minority interest ownership of SCIC and made SCIC a wholly owned subsidiary of the Company. On that date SCIC owned 75 funeral service locations and three cemeteries. The purchase price of approximately $62,578 was financed through borrowings under the Company's existing revolving credit agreements, with permanent financing provided by the issuance of an amortizing note in December 1995.

     The effect of the above acquisitions on the consolidated balance sheet at December 31, was as follows:

                                                                      1995          1994
                                                                    ---------     --------
    Current assets................................................. $ 171,431     $ 43,754
    Investments-insurance subsidiary...............................   541,784           --
    Prearranged funeral contracts..................................   132,158      126,721
    Long-term receivables..........................................   155,013       (9,363)
    Cemetery property..............................................   423,852      323,633
    Property, plant and equipment..................................   379,616      195,289
    Deferred charges and other assets..............................    42,949        4,721
    Names and reputations..........................................   363,506      398,583
    Current liabilities............................................  (320,158)     (60,814)
    Long-term debt.................................................   (89,724)     (50,122)
    Deferred income taxes and other liabilities....................  (341,070)    (104,935)
    Deferred prearranged funeral contract revenues.................  (656,453)    (143,890)
    Stockholders' equity...........................................  (109,277)     (12,220)
                                                                    ---------     --------
      Cash used for acquisitions................................... $ 693,627     $711,357
                                                                    =========     ========

                       SERVICE CORPORATION INTERNATIONAL

     The following unaudited pro forma information assumes that the acquisition by the Company of all operations acquired during the years ended December 31, 1995 and 1994 took place on January 1, 1994 (1,937 funeral service locations, 127 cemeteries and 54 crematoria acquired in 158 separate transactions.) This information also assumes that the net proceeds from the Company's December 1994 public offerings of Company common stock, 8.375% notes and convertible preferred securities of SCI Finance LLC and October 1995 public offerings of notes and Company common stock (disclosed in notes six and eleven) were issued at the beginning of 1994. The net proceeds of the December 1994 public offerings were first applied toward the purchase price of the Company's September 1994 acquisitions in the United Kingdom, with the excess net proceeds used to repay amounts outstanding under the Company's existing revolving credit facilities. The net proceeds of the October 1995 public offerings were first applied toward the purchase price of OGF/PFG, with the excess net proceeds used to repay amounts outstanding under the Company's existing revolving credit facilities. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

                                                                   YEARS ENDED DECEMBER
                                                                            31,
                                                                  -----------------------
                                                                    1995          1994
                                                                  ---------     ---------
                                                                        (UNAUDITED)
    Revenues..................................................... $2,127,459    $1,957,091
                                                                  ==========    ==========
    Net income................................................... $ 200,580     $ 168,457
                                                                  ==========    ==========
    Primary earnings per common share............................ $    1.80     $    1.56
                                                                  ==========    ==========

NOTE FOUR

PREARRANGED FUNERAL CONTRACTS

     At December 31, 1995, amounts due from trust funded contracts ($866,829) and amounts due from third party insurance funded contracts ($949,637) will be available to the Company at the time the funeral services are performed and are shown net of estimated customer cancellations. The cancellation rate is based on historical experience equivalent to approximately 8% of the total balance. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through December 31, 1995. The cumulative total has been reduced by allowable cash withdrawals for trust earnings and amounts retained by the Company pursuant to various state laws.

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIVE

INCOME TAXES

     The provision for income taxes includes United States income taxes, determined on a consolidated return basis, foreign and state and local income taxes.

     Income before income taxes:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
    United States....................................... $257,318     $198,961     $157,004
    Foreign.............................................   36,893       20,060       16,488
                                                         --------     --------     --------
                                                         $294,211     $219,021     $173,492
                                                         ========     ========     ========
    Provision for income taxes:
    Current:
      United States..................................... $ 43,396     $ 43,290     $ 29,449
      Foreign...........................................   12,949        9,443        6,083
      State and local...................................    9,114        7,753        5,633
                                                         --------     --------     --------
                                                           65,459       60,486       41,165
                                                         --------     --------     --------
    Deferred:
      United States.....................................   39,767       25,282       26,245
      Foreign...........................................   (1,498)        (219)        (512)
      State and local...................................    6,895        2,427        3,502
                                                         --------     --------     --------
                                                           45,164       27,490       29,235
                                                         --------     --------     --------
    Total provision..................................... $110,623     $ 87,976     $ 70,400
                                                         ========     ========     ========

     The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                 1995      1994      1993
                                                               --------   -------   -------
    Computed tax provision at the applicable federal
      statutory income tax rate..............................  $102,974   $76,658   $60,722
    State and local taxes, net of federal income tax
      benefits...............................................    10,406     6,617     5,930
    Dividends received deduction and tax exempt interest.....    (1,939)   (1,425)   (1,767)
    Amortization of names and reputations....................     4,554     3,807     3,426
    Enacted tax rate increase for deferred income taxes......        --        --     2,431
    Foreign tax rate difference..............................    (5,309)    2,144       (26)
    Other....................................................       (63)      175      (316)
                                                               --------   --------  --------
      Provision for income taxes.............................  $110,623   $87,976   $70,400
                                                               ========   ========  ========
    Total effective tax rate.................................     37.6%     40.2%     40.6%
                                                               ========   ========  ========

                       SERVICE CORPORATION INTERNATIONAL

     Deferred tax assets and liabilities as of December 31, were as follows:

                                                                       1995         1994
                                                                     --------     --------
    Receivables, principally due to sales of cemetery interment
      rights and related products..................................  $128,755     $ 85,532
    Inventories and cemetery property, principally due to purchase
      accounting adjustments.......................................   317,937      173,430
    Property, plant and equipment, principally due to depreciation
      and to purchase accounting adjustments.......................   110,755       72,194
    Other..........................................................     5,519           --
                                                                     --------     --------
      Deferred tax liabilities.....................................   562,966      331,156
                                                                     --------     --------
    Deferred revenue on prearranged funeral contracts, principally
      due to earnings from trust funds.............................   (49,889)     (42,704)
    Accrued liabilities............................................   (20,273)     (17,577)
    Carry-forwards and foreign tax credits.........................   (10,888)     (11,592)
                                                                     --------     --------
      Deferred tax assets..........................................   (81,050)     (71,873)
                                                                     --------     --------
      Valuation allowance..........................................     8,729        5,390
                                                                     --------     --------
      Net deferred income taxes....................................  $490,645     $264,673
                                                                     ========     ========

     During the three years ended December 31, 1995, tax expense resulting from allocating certain tax benefits directly to capital in excess of par totaled $1,165, $1,223 and $1,197, respectively.

     Current refundable income taxes and foreign current deferred tax assets are included in other current assets, with current taxes payable and current deferred taxes being reflected as "Income taxes" on the consolidated balance sheet.

     United States income taxes have not been provided on $87,912 of undistributed earnings of foreign subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

     As of December 31, 1995 the Company has United States foreign tax credit carry-forwards of $5,509 and worldwide net operating loss carry-forwards of $4,108 principally related to acquired subsidiaries which will expire in the years 1996 through 2010.

     Various subsidiaries have state operating loss carry-forwards of $30,825 with expiration dates through 2010.

     The Company believes that some uncertainty exists with respect to future realization of these tax credits and loss carry-forwards, therefore a valuation allowance has been established for the carry-forwards not expected to be realized. The increase in the valuation allowance is primarily attributable to the foreign tax credits.

     Actual cash disbursements for income taxes and other tax assessments during the three years ended December 31, 1995, totaled $65,859, $69,555 and $46,557, respectively.

                       SERVICE CORPORATION INTERNATIONAL

NOTE SIX

DEBT

     Debt at December 31, was as follows:

                                                                     1995           1994
                                                                  ----------     ----------
    Bank revolving credit agreements and commercial paper.......  $  226,611     $  680,570
    6.375% notes due in 2000....................................     150,000             --
    8.72% amortizing notes due in 2002..........................     178,866             --
    8.375% notes due in 2004....................................     200,000        200,000
    6.875% notes due in 2007....................................     150,000             --
    6.95% amortizing notes due in 2010..........................      63,837             --
    7.875% debentures due in 2013...............................     150,000        150,000
    7.0% notes due in 2015......................................     300,000             --
    Medium term notes, maturities through 2019, fixed average
      interest rate of 9.6%.....................................     186,040        234,700
    6.5% convertible subordinated debentures, redeemed at $20.74
      per common share in 1995..................................          --        172,500
    8% convertible debentures, redeemed at $18 per common share
      in 1995...................................................          --         14,939
    5.0% convertible debentures, interest rates range from
      5% -- 5.5%, due through 2005, conversion price ranges
      from $22.50 -- $48.81.....................................      27,090         25,618
    Mortgage notes payable with maturities through 2013, average
      interest rate is 7.9%.....................................      99,025         69,684
    Other.......................................................     122,815         59,875
                                                                  ----------     ----------
    Total debt..................................................   1,854,284      1,607,886
    Less current maturities.....................................    (122,237)      (277,709)
                                                                  ----------     ----------
              Total long-term debt..............................  $1,732,047     $1,330,177
                                                                  ==========     ==========

     The Company's primary revolving credit agreement provides for borrowings up to $800,000. The 364-day portion allows for borrowings up to $450,000, and is used primarily to support commercial paper. The agreement expires June 28, 1996, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount. At December 31, 1995, there was $20,000 of commercial paper outstanding backed by this agreement at a weighted average interest rate of 5.98%. In addition, the Company has a multi-currency revolving credit agreement which allows for borrowings of up to $350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to
 .15% is paid quarterly on the total commitment amount. At December 31, 1995, there was $95,176 outstanding under this agreement at a weighted average interest rate of 7.12%. These credit agreements disclosed above contain financial compliance provisions that contain certain restrictions on levels of net worth, debt, equity, liens, letters of credit and guarantees.

     The Company's outstanding commercial paper and other borrowings under its various credit facilities at December 31, 1995 are classified as long-term debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under the Company's shelf registration.

                       SERVICE CORPORATION INTERNATIONAL

     In August 1995, the Company entered into a French revolving credit agreement with a 364-day term which currently allows for borrowings, in French francs, up to $150,000. Borrowings under the facility were used to provide short term financing for the purchase of OGF/PFG. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of .075% is paid quarterly on the total commitment amount. At December 31, 1995, $99,095 was outstanding under this agreement at a weighted average interest rate of 5.78%.

     The Company also has a bank line of credit for $100,000 (no borrowings outstanding at December 31, 1995) at rates similar to the primary revolving credit agreements. This line may be withdrawn at any time at the option of the bank. Additionally, the Company has approximately $64,000 in lines of credit with several international banks and at December 31, 1995, $12,340 was borrowed under these international lines of credit. All borrowings under the Company's various lines of credit are included in long-term debt.

     In October 1995, the Company issued $300,000 of notes which were sold through an underwritten public offering pursuant to the Company's $1,000,000 shelf registration that became effective in September 1995. These notes were issued in two tranches of $150,000 each with maturities in October 2000 and 2007 and interest rates of 6.375% and 6.875%, respectively. The net proceeds from this offering were used primarily to finance the Company's acquisition of OGF/PFG.

     In January 1995, the Company issued $199,011 of 8.72% fixed rate, seven year amortizing notes through a private offering. The net proceeds from this offering were used to finance the Company's 1994 United Kingdom acquisitions.

     In December 1994, the Company issued, through an underwritten public offering, $200,000 in 8.375% notes at an original discount price of 99.247%. The notes are considered senior debt and are not redeemable by the Company prior to maturity. The Company used the net proceeds of this issue to repay existing debt outstanding under the Company's bank revolving credit agreements.

     In December 1995, the Company issued $63,837 of 6.95% fixed rate, fifteen year amortizing notes through a private offering. The net proceeds from this offering were used to finance the Company's purchase of the minority interest of SCIC.

     The $150,000 of 7.875% debentures were issued in February 1993 and are considered senior debt and are not redeemable prior to maturity.

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

     The Company has outstanding $186,040 in medium term notes with maturities from two to 24 years which are not callable prior to maturity. The average remaining maturity for the notes is approximately 15 years.

     At December 31, 1995, other debt and current maturities include $53,500 of promissory notes issued in the Gibraltar purchase. These notes were repaid in January 1996. At December 31, 1994, current maturities include $204,759 (6.16% weighted average interest rate) of bank borrowings used in the United Kingdom acquisitions that were repaid during the first quarter of 1995.

     Some of the Company's facilities and cemetery properties are pledged as collateral for the mortgage notes.

     Additionally, at December 31, 1995, the Company had $40,519 letters of credit outstanding primarily to guarantee funding of certain insurance claims.

                       SERVICE CORPORATION INTERNATIONAL

     The aggregate principal payments on debt for the five years subsequent to December 31, 1995, excluding amounts due to banks under revolving credit loan agreements are: 1996 -- $122,237; 1997 -- $76,149; 1998 -- $38,979;
1999 -- $41,519 and 2000 -- $201,069.

     Cash interest payments for the three years ended December 31, 1995 totaled $111,609, $77,334 and $61,062, respectively.

     In general, interest rates are managed such that up to 50% of the total debt (excluding debt which offsets the Provident loan receivable portfolio) is floating rate debt and therefore is sensitive to interest rate fluctuations. After giving effect to the interest rate and cross-currency interest rate swaps discussed in notes two and seven, the Company's total debt has been converted into approximately $1,338,000 of fixed rate debt at a weighted average rate of 7.96% and approximately $516,000 of floating rate debt at a weighted average rate of 6.75%.

NOTE SEVEN

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has entered into various derivative financial instruments with major financial institutions to hedge fluctuation exposures in interest and foreign exchange rates (swap agreements). See note two.

     The following is a summary of these swap agreements at December 31, 1995:

                                                                                          WEIGHTED
                                                          CARRYING                    AVERAGE INTEREST
                                                           AMOUNT                           RATE
                                            NOTIONAL        ASSET                    -------------------
                                             AMOUNT      (LIABILITY)    MATURITY     RECEIVE       PAY
                                           ----------    -----------    ---------    -------     -------
Interest Rate Swaps:
  US dollar fixed to US dollar
     floating............................  $   75,000      $    --        1999         5.36%       5.88%
  Canadian dollar floating to Canadian
     dollar fixed........................      40,310           --        1999         5.98        7.57
Cross-Currency Interest Rate Swaps:
  US dollar fixed to French franc
     fixed...............................     302,221       (2,221)     2000-2007      6.75        6.96
  US dollar fixed to British pound
     fixed...............................     251,417          753      2002-2004      8.63        9.22
  US dollar fixed to British pound
     floating............................     207,812          916      2002-2004      8.35        6.85
  US dollar floating to Australian dollar
     fixed...............................      73,395       (5,827)     1999-2000      5.56        7.03
  US dollar floating to Australian dollar
     floating............................      32,714       (3,278)       2000         5.56        7.35
  US dollar fixed to Canadian dollar
     floating............................      99,345          655        2010         6.95        6.58
                                           ----------      -------
                                           $1,082,214      $(9,002)
                                           ==========      =======

     The net fair value of the Company's various swap agreements at December 31, 1995 is $34,905. Fair values were obtained from counterparties to the agreements and represent their estimate of the amount the Company would receive to terminate the swap agreements based upon the existing terms and current market conditions. At December 31, 1994, the net fair value was a payable owed by the Company of $15,200. The fair value of the Company's swap agreements may vary substantially with changes in interest and currency rates. At December 31, 1995, the Company's credit exposure is limited to the sum of the fair value of positions that have become favorable to the Company and any accrued interest receivable due from counterparties. Potential credit exposure is dependent upon the maximum adverse impact of interest and currency movement. Such potential credit exposure is minimized by selection of counterparties from a limited group of high quality institutions and certain contract provisions. Management believes that any credit exposure with respect to this and other favorable positions is remote.

                       SERVICE CORPORATION INTERNATIONAL

     Provident is a party to financial instruments with potential credit risk. The financial instruments result from loans made in the normal course of business to meet the financing needs of borrowers who are principally independent funeral and cemetery operators. These financial instruments also include loan commitments of $28,319 at December 31, 1995 ($10,068 at December 31, 1994) to extend credit. Provident's total loans outstanding at December 31, 1995 were approximately $214,000 and include a loan in the amount of $100,143 to one customer. Although this represents a concentration of credit risk, the Company believes no significant credit risk exists. Provident evaluates each borrower's credit worthiness and the amount loaned and collateral obtained, if any, is determined by this evaluation.

     The Company grants credit in the normal course of business and the credit risk with respect to these trade, cemetery and prearranged funeral receivables due from customers is generally considered minimal because of the wide dispersion of the customers served. Procedures are in effect to monitor the credit worthiness of customers and bad debts have not been significant in relation to the volume of revenues.

     Customer payments on prearranged funeral contracts that are placed in state regulated trusts or used to pay premiums on life insurance contracts generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

     The following disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short term maturities of these instruments. It is not practicable to estimate the fair value of receivables due on cemetery contracts without incurring excessive costs because of the large number of individual contracts with varying terms. The carrying amounts of prearranged funeral contracts and the related deferred prearranged funeral revenue approximate their fair value.

     The carrying amounts and fair values of the Company's fixed rate long-term obligations as of December 31, were as follows:

                                                        1995                    1994
                                                ---------------------   ---------------------
                                                CARRYING       FAIR     CARRYING       FAIR
                                                 AMOUNT       VALUE      AMOUNT       VALUE
                                                --------     --------   --------     --------
    6.375% notes..............................  $150,000     $152,881   $     --     $     --
    8.72% amortizing notes....................   178,866      206,904         --           --
    8.375% notes..............................   200,000      228,155    200,000      197,319
    6.875% notes..............................   150,000      157,369         --           --
    6.95% amortizing notes....................    63,837       66,944         --           --
    7.875% debentures.........................   150,000      165,799    150,000      137,663
    7.0% notes................................   300,000      305,149         --           --
    Medium term notes.........................   186,040      224,053    234,700      244,692
    5.0% convertible debentures...............    27,090       24,760     25,618       19,622
    8.0% convertible debentures...............        --           --     14,939       14,305
    Mortgage notes payable....................    99,025       99,159     69,684       66,731
    6.5% convertible preferred securities of
      SCI Finance LLC.........................   172,500      174,903    172,500      172,500

     The fair value of the above long-term borrowings was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The carrying value of the revolving credit agreements approximate fair value because the rates on such agreements are variable, based on current market conditions.

                       SERVICE CORPORATION INTERNATIONAL

Substantially all of the Company's remaining long-term debt and receivables carry variable interest rates and their carrying amounts approximate fair value.

NOTE EIGHT

DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES

     "Deferred prearranged funeral contract revenues" on the consolidated balance sheet includes the contract amount of all price guaranteed prearranged funeral service contracts as well as the accrued trust earnings and increasing insurance benefits earned through December 31, 1995. The Company will continue to defer additional accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company will recognize the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

     The recognition in future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

            1996.....................................................  $  219,339
            1997.....................................................     202,481
            1998.....................................................     186,128
            1999.....................................................     171,118
            2000.....................................................     156,703
            2001 through 2005........................................     599,738
            2006 and thereafter......................................     826,136
                                                                         --------
                                                                       $2,361,643
                                                                         ========

NOTE NINE

COMMITMENTS

     The annual payments for operating leases (primarily for funeral home facilities and transportation equipment) are as follows:

            1996.......................................................  $44,228
            1997.......................................................   39,405
            1998.......................................................   32,468
            1999.......................................................   23,536
            2000.......................................................   15,204
            Thereafter.................................................   73,817

     The majority of these operating leases contain one of the following options: (a) purchase the property at the fair value at date of exercise, (b) purchase the property for a value determined at the inception of the lease or
(c) renew for the fair rental value at the end of the primary term of the lease. Some of the equipment leases contain residual value exposures. For the three years ended December 31, 1995, rental expense was $47,848, $36,244 and $33,673, respectively.

     The Company has entered into management, consultative and noncompetition agreements (generally for five to 10 years) with certain officers of the Company and former owners and key employees of businesses acquired. During the three years ended December 31, 1995, $55,419, $48,053 and $36,138, respectively, was charged to expense. At December 31, 1995, the maximum estimated future expense under all agreements with a remaining term in excess of one year is $188,776, including $14,924 with certain officers of the Company.

                       SERVICE CORPORATION INTERNATIONAL

     The Company has entered into a minimum purchase agreement with a major casket manufacturer. The agreement contains provisions to increase the minimum annual purchases for normal price increases and for the maintenance of product quality. The agreement expires in 1998 and contains a remaining purchase commitment of approximately $164,000. During the three years ended December 31, 1995, the Company purchased caskets for $48,828, $47,098 and $41,200, respectively, under this agreement.

     Included in the Company's acquisition of OGF/PFG is an eight year (beginning in January 1996) casket purchase agreement with a French casket manufacturer. The total value of merchandise to be purchased under the contract is approximately $28,000.

NOTE TEN

CONVERTIBLE PREFERRED SECURITIES OF SCI FINANCE LLC

     In December 1994 SCI Finance LLC, a subsidiary of the Company, issued, through an underwritten public offering, 3,450,000 shares of 6.25% convertible preferred shares. These shares are non-voting, carry a liquidation value of $50 per share and are convertible into Company common stock at a conversion price of $30.09 per share at any time unless previously redeemed. Liquidation may occur after December 5, 1999 unless earlier redemption is permitted based on Company common stock price performance. The proceeds from this offering were used in 1995 to repay bank debt incurred in connection with the United Kingdom acquisitions.

NOTE ELEVEN

STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 1995. At December 31, 1995, 200,000,000 common shares of one dollar par value were authorized, 117,271,086 shares were issued and outstanding (94,857,060 at December 31, 1994), net of 20,113 shares held, at cost, in treasury (16,875 at December 31,
1994).

     In October 1995, the Company issued 8,395,000 shares of common stock at a net price of $37.30 per share through an underwritten public offering pursuant to the Company's September 1995 $1,000,000 shelf registration. The net proceeds of approximately $313,000 from the offering were used primarily to finance the Company's worldwide acquisition program including OGF/PFG. In addition, on October 11, 1995, the Company completed the purchase of Gibraltar and issued 3,286,759 shares of Company common stock as part of the purchase price.

     During the fourth quarter of 1995, the Company redeemed the remaining outstanding 6.5% convertible subordinated debentures due in 2001. This redemption resulted in the issuance of 8,317,261 shares of Company common stock.

     In December 1994 and January 1995 the Company sold, through an underwritten public offering, 8,480,000 common shares at a net $24.70 per share. The net proceeds of approximately $209,000 were used to repay existing bank debt.

     The fully diluted earnings per share calculation assumes full conversion into common stock of the Company's various convertible securities.

     The Company has stockholder approved plans whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless, at the discretion of the Company's Compensation Committee of the Board of Directors, alternative vesting methods are allowed. At December 31, 1995,

                       SERVICE CORPORATION INTERNATIONAL

4,617,500 options had been granted to officers and key employees of the Company which contain alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices ($50 and $60 per share) and for certain of these options an additional earnings per share growth increase is required. If the pre-determined stock prices and earnings per share growth are not met in the required time period the options will fully vest in periods ranging from eight to 13 years from date of grant. At December 31, 1995 and 1994, 1,714,328 and 477,494 shares, respectively, were reserved for future option grants under all stock option plans.

     The following sets forth certain stock option information:

                                                                                  OPTION PRICE
                                                                     OPTIONS       PER SHARE
                                                                     --------     ------------
Outstanding at December 31, 1992.................................... 1,265,594    $ 8.00-17.17
  Granted...........................................................   267,250     14.17-26.00
  Exercised.........................................................  (401,387)     9.25-18.81
  Cancelled.........................................................   (25,002)    14.17-18.81
                                                                     ---------    ------------
Outstanding at December 31, 1993.................................... 1,106,455      8.00-26.00
                                                                     ---------    ------------
  Granted........................................................... 4,285,750     10.08-26.94
  Exercised.........................................................  (171,202)     8.75-18.81
  Cancelled.........................................................   (33,977)     8.00-26.94
                                                                     ---------    ------------
Outstanding at December 31, 1994.................................... 5,187,026      9.25-26.94
                                                                     ---------    ------------
  Granted........................................................... 1,427,000     27.81-40.19
  Exercised.........................................................  (334,276)     9.25-28.44
  Cancelled.........................................................  (488,834)    14.17-28.44
                                                                     ---------    ------------
Outstanding at December 31, 1995.................................... 5,790,916    $ 9.25-40.19
                                                                     =========    ============
Exercisable at December 31, 1995....................................   603,381    $ 9.25-26.94
                                                                     =========    ============

     At December 31, 1995, the Company has reserved 1,476,683 shares of its common stock under stockholder approved plans for restricted stock grants to be awarded to key employees and non-employee directors. These plans contain a restriction period of not less than six months and not more than 10 years, during which time the recipient will be prohibited from disposition of the awarded common stock and also a requirement that the employee recipient remain employed by the Company and the non-employee director continue to serve as a director prior to lapse of the restricted period. For the three years ended December 31, 1995, 64,300, 66,100 and 652,481 shares were awarded under these plans, respectively.

     In May 1996, subject to shareholder approval, the Company will initiate the 1996 Incentive Plan. This plan reserves 6,000,000 shares of common stock for future awards of stock options and/or restricted stock to officers and key employees of the Company and will replace all shares of common stock available for future grant under existing stock option and restricted stock plans.

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

                       SERVICE CORPORATION INTERNATIONAL

NOTE TWELVE

RETIREMENT PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all United States employees, a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for non-employee directors (Directors' Plan).

     For the pension plan, retirement benefits are generally based on years of service and compensation. The Company annually contributes to the pension plan an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments, marketable equity securities and mortgage notes. The marketable equity securities include shares of Company common stock with a value of $7,268 at December 31, 1995. Most foreign employees are covered by various foreign government mandated or defined contribution plans which are adequately funded and are not considered material to the financial condition or results of operations of the Company. The plans' liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the pension plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors' Plan will provide an annual benefit to directors following their retirement, based on a vesting schedule. The Company purchased various life insurance policies on the participants in the SERP, Senior SERP and Directors' Plan with the intent to use the proceeds or any cash value buildup from such policies to assist in funding, at least to the extent of such assets, the plans' funding requirements.

     The net cost for the four defined plans described above were as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------     -------     -------
Service cost -- benefits earned during the period............  $  6,996     $ 6,179     $ 6,719
Interest cost on projected benefit obligation................     9,114       7,686       6,886
Return on plan assets........................................   (15,752)     (5,252)     (4,311)
Net amortization and deferral of gain........................    12,189       2,056       1,201
                                                               --------     -------     -------
                                                               $ 12,547     $10,669     $10,495
                                                               ========     =======     =======

                       SERVICE CORPORATION INTERNATIONAL

     The plans' funded status at December 31, was as follows:

                                                           1995                       1994
                                                  ----------------------     ----------------------
                                                  FUNDED      NON-FUNDED     FUNDED      NON-FUNDED
                                                   PLAN         PLANS         PLAN         PLANS
                                                  -------     ----------     -------     ----------
Vested benefit obligation........................ $75,586      $ 38,205      $64,022      $ 30,010
                                                  =======       =======      =======      ========
Accumulated benefit obligation................... $80,897      $ 38,308      $67,675      $ 30,128
                                                  =======       =======      =======      ========
Projected benefit obligation..................... $89,363      $ 38,341      $74,280      $ 30,144
Plans' assets at fair value......................  91,058            --       69,030            --
                                                  -------       -------      -------      --------
Plans' assets in excess (deficit) of projected
  benefit obligation.............................   1,695       (38,341)      (5,250)      (30,144)
Unrecognized net loss from past experience and
  effects of changes in assumptions..............  14,005         8,121       15,668         2,296
Prior service cost not yet recognized in net
  periodic pension cost..........................  (2,395)       12,345       (2,755)       13,940
                                                  -------       -------      -------      --------
Accrued pension cost.............................  13,305       (17,875)       7,663       (13,908)
Adjustment for additional minimum liability......      --       (20,433)          --       (16,220)
                                                  -------       -------      -------      --------
Retirement plan asset (liability)................ $13,305      $(38,308)     $ 7,663      $(30,128)
                                                  =======       =======      =======      ========

     The following assumed rates were used in the determination of the plans' funded status:

                                                             1995                      1994
                                                     ---------------------     ---------------------
                                                     FUNDED     NON-FUNDED     FUNDED     NON-FUNDED
                                                      PLAN        PLANS         PLAN        PLANS
                                                     ------     ----------     ------     ----------
Discount rate used to determine obligations.........  7.25%        7.25%         8.5%         8.5%
Assumed rate of compensation increase...............   5.5          5.5          5.5          5.5
Assumed rate of return on plan assets...............   8.0           --          8.0           --

                       SERVICE CORPORATION INTERNATIONAL

NOTE THIRTEEN

MAJOR SEGMENTS OF BUSINESS

     The Company conducts funeral and cemetery operations principally in the United States, Australia, Canada, France and the United Kingdom and offers financial services in the United States.

                                                                FINANCIAL
                                       FUNERAL     CEMETERY     SERVICES     CORPORATE    CONSOLIDATED
                                      ---------    ---------    ---------    ---------    ------------
Revenues:
  1995..............................  $1,166,247   $ 463,754    $  22,125    $      --     $ 1,652,126
  1994..............................    754,408      343,521       19,246           --       1,117,175
  1993..............................    603,099      280,421       15,658           --         899,178
Income from operations:
  1995..............................  $ 295,151    $ 160,442    $   9,628    $ (53,600)    $   411,621
  1994..............................    222,605      110,226        8,364      (51,700)        289,495
  1993..............................    177,091       79,739        6,490      (43,706)        219,614
Identifiable assets:
  1995..............................  $5,112,283   $2,152,627   $ 219,009    $ 179,892     $ 7,663,811
  1994..............................  3,115,053    1,417,081      213,257      416,497       5,161,888
  1993..............................  2,299,177      952,844      253,314      177,969       3,683,304
Depreciation and amortization:
  1995..............................  $  78,368    $  11,772    $      33    $   8,259     $    98,432
  1994..............................     54,028        9,969          120       11,960          76,077
  1993..............................     37,130        8,506          197       12,381          58,214
Capital expenditures:(1)
  1995..............................  $ 442,227    $ 480,372    $      10    $   6,090     $   928,699
  1994..............................    212,660      384,402           --        2,950         600,012
  1993..............................    107,046      165,408           --        5,241         277,695
Number of operating locations at
  year end:
  1995..............................      2,836          360           --           --           3,196
  1994..............................      1,534          259           --           --           1,793
  1993..............................        835          224           --           --           1,059

---------------

(1) Includes $803,468, $518,922 and $218,110 for the three years ended December 31, 1995, respectively, for purchases of property, plant, and equipment and cemetery property of acquired businesses.

                       SERVICE CORPORATION INTERNATIONAL

     Geographic segment information was as follows:

                                      UNITED                      OTHER       OTHER
                                      STATES       FRANCE*      EUROPEAN*    FOREIGN**   CONSOLIDATED
                                    ----------    ----------    ---------    --------    ------------
Revenues:
  1995............................. $1,178,407    $  188,844    $ 151,917    $132,958     $ 1,652,126
  1994.............................    975,971            --       42,613      98,591       1,117,175
  1993.............................    848,534            --           --      50,644         899,178
Income from operations:
  1995............................. $  314,698    $   18,743    $  34,214    $ 43,966     $   411,621
  1994.............................    245,230            --       10,266      33,999         289,495
  1993.............................    202,845            --           --      16,769         219,614
Identifiable assets:
  1995............................. $5,243,756    $1,169,484    $ 780,483    $470,088     $ 7,663,811
  1994.............................  4,168,636            --      683,612     309,640       5,161,888
  1993.............................  3,495,056            --           --     188,248       3,683,304
Number of operating locations at
  year end:
  1995.............................      1,274         1,067          618         237           3,196
  1994.............................      1,043            --          549         201           1,793
  1993.............................        920            --           --         139           1,059

---------------

 * French operations began in September 1995, United Kingdom operations began in September 1994.

**  Includes Canadian and Australian operations.

                       SERVICE CORPORATION INTERNATIONAL

NOTE FOURTEEN

SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts at December 31, was as follows:

                                                                           1995         1994
                                                                         --------     --------
Cash and cash equivalents:
  Cash.................................................................. $ 19,250     $ 24,976
  Commercial paper and temporary investments............................   10,485      193,365
                                                                         --------     --------
                                                                         $ 29,735     $218,341
                                                                         ========     ========
Receivables and allowances:
  Current:
     Trade accounts..................................................... $242,268     $132,211
     Cemetery contracts.................................................  193,768      124,873
     Loans and other notes..............................................   82,151       76,093
                                                                         --------     --------
                                                                          518,187      333,177
  Less:
     Allowance for contract cancellations and doubtful accounts.........   34,147       20,156
     Unearned finance charges and valuation discounts...................   37,422       21,886
                                                                         --------     --------
                                                                           71,569       42,042
                                                                         --------     --------
                                                                         $446,618     $291,135
                                                                         ========     ========
  Long-term:
     Cemetery contracts................................................. $255,297     $153,212
     Loans and other notes..............................................  257,415      245,017
     Trusted cemetery merchandise sales.................................  314,400      176,071
                                                                         --------     --------
                                                                          827,112      574,300
  Less:
     Allowance for contract cancellations and doubtful accounts.........   23,298       16,086
     Unearned finance charges and valuation discounts...................   43,879       28,371
                                                                         --------     --------
                                                                           67,177       44,457
                                                                         --------     --------
                                                                         $759,935     $529,843
                                                                         ========     ========

     Interest rates on cemetery contracts and loans and other notes receivable range from 3.0% to 12.5% at December 31, 1995. Included in loans and other notes receivable are $15,390 in notes with officers and employees of the Company, the majority of which are collateralized by real estate, and $20,164 in notes with other related parties.

                       SERVICE CORPORATION INTERNATIONAL

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        1995           1994
                                                                      ---------     ----------
Cemetery property:
  Undeveloped land................................................... $ 839,797     $  450,722
  Developed land, lawn crypts and mausoleums.........................   322,759        297,917
                                                                      ----------      --------
                                                                      $1,162,556    $  748,639
                                                                      ==========      ========
Property, plant and equipment:
  Land............................................................... $ 314,185     $  245,285
  Buildings and improvements.........................................   884,178        587,180
  Operating equipment................................................   279,560        173,369
  Leasehold improvements.............................................    42,844         30,351
                                                                      ----------      --------
                                                                      1,520,767..    1,036,185
  Less: accumulated depreciation.....................................  (247,045)      (203,784)
                                                                      ----------      --------
                                                                      $1,273,722    $  832,401
                                                                      ==========      ========
Accounts payable and accrued liabilities:
  Trade payables..................................................... $  98,984     $   25,988
  Dividends..........................................................    12,902         10,044
  Payroll............................................................    93,375         33,051
  Unpaid acquisition cost............................................    19,493             --
  Interest...........................................................    24,633         22,706
  Insurance..........................................................    44,848         17,765
  Other..............................................................    98,956         45,216
                                                                      ----------      --------
                                                                      $ 393,191     $  154,770
                                                                      ==========      ========

NON-CASH TRANSACTIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------     -------     -------
Common stock issued under restricted stock plans.............. $  1,868     $ 1,724     $14,393
Notes receivable exchanged for preferred stock investment.....       --          --       2,520
Minimum liability under retirement plans......................    4,213        (382)     12,642
Debenture conversions to common stock.........................  188,707       1,293      97,164
Cumulative effect of change in accounting principles..........       --          --       2,031
Property distributed from prearranged funeral trust...........       --       9,920          --
Common stock issued in acquisitions...........................  109,277       9,491      18,850
Debt issued in acquisitions...................................  114,609      36,567      20,651

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIFTEEN

CHANGE IN ACCOUNTING PRINCIPLES

     Effective January 1, 1993, the Company changed the following accounting principles:

          (a) All price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as a long-term asset with a corresponding credit to deferred prearranged funeral contract revenues. Insurance funded contracts were previously disclosed in a note to the consolidated financial statements and certain trust funded contracts were previously included under other captions in the consolidated balance sheet. This change had no effect on the existing policy of recognizing revenue until the funeral service is performed.

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

NOTE SIXTEEN

PROSPECTIVE ACCOUNTING CHANGES

     FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and FAS 123 "Accounting for Stock-Based Compensation" become effective in 1996. FAS 121 attempts to standardize methods used to determine whether the costs of long-lived assets will be recovered, and how such costs should be tested for value impairment. FAS 123 establishes financial accounting and reporting standards for stock based employee compensation plans. Adoption of these standards are not expected to materially affect the Company's financial position or results of operations.

NOTE SEVENTEEN

RELATED PARTY TRANSACTIONS

     As of February 1, 1996, subsidiaries of J. P. Morgan & Co. Incorporated ("Morgan") beneficially own approximately 8% of the Company's common stock. Morgan and the Company have entered into (and in certain instances, unwound) various foreign currency and/or interest rate swap agreements during 1995 and 1994. During 1995, Morgan participated as lead underwriter on the June 1995 and October 1995 public offerings of notes and the October 1995 public offering of common stock. Morgan acted as an advisor in the January 1995 private offering of debt related to the United Kingdom acquisitions and December 1995 private offering of debt related to the SCIC minority interest purchase. Morgan also acted as an advisor in the 1995 acquisition of OGF/PFG. During 1994, Morgan participated as lead underwriter in the December 1994 public offerings of common stock, notes and the convertible preferred securities of SCI Finance LLC. In the 1994 acquisition of one of the United Kingdom acquisitions, Morgan acted as an advisor and also provided a loan

                       SERVICE CORPORATION INTERNATIONAL
used by the Company (repaid in 1995) in the acquisitions of both United Kingdom acquisitions. For the years ended December 31, 1995 and 1994, Morgan received $14,062 and $10,747, respectively in fees from the Company. During the year ended December 31, 1993 Morgan paid the Company a net $2,551 primarily relating to payments received to unwind certain interest rate swap agreements.

NOTE EIGHTEEN

ACCOUNTING FOR INVESTMENTS

     As part of the Company's funding of prearranged funeral contracts, Auxia invests in securities which are considered as "available-for-sale" in accordance with the classification of investments defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of income taxes in stockholders' equity.

     The cost, market value and unrealized gains or losses related to Auxia's investments as of December 31, 1995, were as follows:

                                                                                       UNREALIZED
                                                                                         GAINS
                                                               COST        MARKET       (LOSSES)
                                                             --------     --------     ----------
Debt securities............................................. $294,572     $303,429      $  8,857
Equity securities...........................................   69,835       67,699        (2,136)
Mutual funds................................................  155,506      157,921         2,415
                                                             --------     --------      --------
                                                             $519,913     $529,049      $  9,136
                                                             ========     ========      ========

     The contractual maturities of Auxia's debt securities as of December 31, 1995, were as follows:

Within one year...................................................................  $ 10,890
After one year through five years.................................................    71,035
After five years through ten years................................................   211,913
After ten years...................................................................     9,591
                                                                                    --------
                                                                                    $303,429
                                                                                    ========

NOTE NINETEEN

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST       SECOND      THIRD       FOURTH        YEAR
                                         --------    --------    --------    --------    ----------
Revenues:
  1995.................................. $348,113    $353,649    $403,491    $546,873    $1,652,126
  1994..................................  261,258     262,862     277,814     315,241     1,117,175
Gross profit:
  1995..................................  116,675     105,982     105,724     136,840       465,221
  1994..................................   89,542      76,741      76,914      97,998       341,195
Net income:
  1995..................................   47,380      40,640      39,136      56,432       183,588
  1994..................................   37,445      30,195      28,603      34,802       131,045
Primary earnings per common share:
  1995..................................      .49         .42         .40         .49          1.80
  1994..................................      .44         .35         .33         .39          1.51
Fully diluted earnings per share:
  1995..................................      .46         .39         .37         .48          1.70
  1994..................................      .41         .33         .32         .37          1.43

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1995

                                        BALANCE AT    CHARGED TO    CHARGED TO                       BALANCE
                                        BEGINNING     COSTS AND        OTHER                         AT END
             DESCRIPTION                OF PERIOD      EXPENSES     ACCOUNTS(2)    DEDUCTIONS(1)    OF PERIOD
-------------------------------------   ----------    ----------    -----------    -------------    ---------
                                                                    (THOUSANDS)
Current --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 1995....    $ 20,156       $8,853        $10,904         $(5,766)       $ 34,147
     Year ended December 31, 1994....      14,786        7,658          4,155          (6,443)         20,156
     Year ended December 31, 1993....       7,778        9,983(3)       1,725          (4,700)         14,786

Due After One Year --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 1995....    $ 16,086       $2,999        $ 4,689         $  (476)       $ 23,298
     Year ended December 31, 1994....      14,054        1,969          1,830          (1,767)         16,086
     Year ended December 31, 1993....       5,001        6,858(3)       3,935          (1,740)         14,054

---------------

(1) Uncollected receivables written off, net of recoveries.

(2) Primarily acquisitions and dispositions of operations.

(3) Includes the cumulative effect of changing accounting principles effective January 1, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act", (ii) with respect to Items 11 and 13 under the captions "Cash Compensation", "Stock Options", "Aggregated Option Exercises in Last Fiscal Year and December 31, 1995 Option Values", "Long-Term Incentive Plan", "Retirement Plans", "Executive Employment Agreements", "Other Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders." The information as specified in the preceding sentence is incorporated herein by reference. Notwithstanding anything set forth in this Form 10-K, the information under the caption "Compensation Committee Report on Executive Compensation" and under the captions "Overview of Executive Compensation" and "Performance Graphs" in such Proxy Statement are not incorporated by reference into this Form 10-K.

     The information regarding the Company's executive officers called for by
Item 401 of Regulation S-K has been included in PART I of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)-(2) Financial Statements and Schedules:

          The financial statements and schedules are listed in the accompanying Index to Financial Statements and Related Schedules at page 19 of this report.

          (3) Exhibits:

          The exhibits listed on the accompanying Exhibit Index at pages 50-53 are filed as part of this report.

     (b) Reports on Form 8-K:

          During the quarter ended December 31, 1995, the Company filed a Form 8-K dated December 4, 1995 reporting under "Item 5. Other Events" unaudited proforma combined financial information concerning, among other matters, the Company's acquisitions of OGF, PFG, Gibraltar and the minority interest of SCIC.

     (c) Included in (a) above.

     (d) Included in (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SERVICE CORPORATION INTERNATIONAL

Dated: March 29, 1996                       By:         JAMES M. SHELGER
                                              ----------------------------------
                                                       (James M. Shelger,
                                                 Senior Vice President, General
                                                      Counsel and Secretary)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                    SIGNATURE                                     TITLE                       DATE
                    ---------                                     -----                       ----
                  R. L. WALTRIP*                    Chairman of the Board and Chief      }
                 (R. L. Waltrip)                      Executive Officer                  }
                                                                                         }
               GEORGE R. CHAMPAGNE                  Senior Vice President Chief          }
-------------------------------------------------     Financial Officer (Principal       }
              (George R. Champagne)                   Financial Officer)                 }
                                                                                         }
                 WESLEY T. McRAE                    Managing Director -- Financial       }
-------------------------------------------------     Reporting of SCI Management        }
                (Wesley T. McRae)                     Corporation, a subsidiary of       }
                                                      the Registrant (Principal          }
                                                      Accounting Officer)                }
               ANTHONY L. COELHO*               }                                        }
              (Anthony L. Coelho)               }                                        }
                                                }                                        }
               DOUGLAS M. CONWAY*               }                                        }
              (Douglas M. Conway)               }                                        }
                                                }                                        }
                JACK FINKELSTEIN*               }                                        }
               (Jack Finkelstein)               }                                        }
                                                }                                        }
                A. J. FOYT, JR.*                }                                        }
               (A. J. Foyt, Jr.)                }                                        }
                                                }                                        }
              JAMES J. GAVIN, JR.*              }                                        }  March 29, 1996
             (James J. Gavin, Jr.)              }                                        }
                                                }                                        }
                 JAMES H. GREER*                }                                        }
                (James H. Greer)                }                                        }
                                                }                                        }
             L. WILLIAM HEILIGBRODT*            }                                        }
            (L. William Heiligbrodt)            } Directors                              }
                                                }                                        }
                  B. D. HUNTER*                 }                                        }
                 (B. D. Hunter)                 }                                        }
                                                }                                        }
               JOHN W. MECOM, JR.*              }                                        }
              (John W. Mecom, Jr.)              }                                        }
                                                }                                        }
             CLIFTON H. MORRIS, JR.*            }                                        }
            (Clifton H. Morris, Jr.)            }                                        }
                                                }                                        }
              E. H. THORNTON, JR.*              }                                        }
             (E. H. Thornton, Jr.)              }                                        }
                                                }                                        }
                W. BLAIR WALTRIP*               }                                        }
               (W. Blair Waltrip)               }                                        }
                                                }                                        }
               EDWARD E. WILLIAMS*              }                                        }
              (Edward E. Williams)              }                                        }

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

         10.6        -- Non-Competition Agreement and Amendment to Employment Agreement,
                        dated November 11, 1991, among the Company, R. L. Waltrip and Claire
                        Waltrip. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992).

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

         10.9        -- Supplemental Agreement, dated February 16, 1995, between the Company and Samuel W. Rizzo. (Incorporated by reference to Exhibit 10.9 to
                        Form 10-K for the fiscal year ended December 31, 1994).

         10.10       -- Termination Agreement, dated October 6, 1995, between the Company and
                        Samuel W. Rizzo; Consultation Agreement, dated October 6, 1995, between the Company and Samuel W. Rizzo.

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

         10.12       -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, and further amended as of May 12,
                        1993, between the Company and John W. Morrow, Jr. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).

         10.13       -- Employment Agreement, dated December 1, 1991, as amended and restated
                        as of August 12, 1992, and further amended as of May 12, 1993 and further amended and restated as of January 1, 1995, between the
                        Company and Jerald L. Pullins.

         10.14       -- Form of Employment Agreement pertaining to officers (other than the officers identified in the preceding exhibits). (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended
                        September 30, 1993).

         10.15       -- Salary Continuation Agreement dated April 1, 1991 between the Company and Robert L. Waltrip. (Incorporated by reference to Exhibit 10.17 to
                        Form 10-K for the fiscal year ended December 31, 1991).

         10.16       -- Forms of two Salary Continuation Agreements applicable to officers of the Company (other than the officer referenced in the preceding exhibit). (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1991).

         10.17       -- Form of First Amendment to Salary Continuation Agreement (amending the Salary Continuation Agreements of L. William Heiligbrodt, W.
                        Blair Waltrip, Samuel W. Rizzo and John W. Morrow). (Incorporated by
                        reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended
                        September 30, 1994).

    EXHIBIT NO.                                    DESCRIPTION
-------------------- ------------------------------------------------------------------------
         10.18       -- Form of 1986 Stock Option Plan. (Incorporated by reference to Exhibit
                        10.21 to Form 10-K for the fiscal year ended December 31, 1991).

         10.19       -- Amended 1987 Stock Plan. (Incorporated by reference to Appendix A to
                        Proxy Statement dated April 1, 1991).

         10.20       -- First Amendment to Amended 1987 Stock Plan. (Incorporated by
                        reference to Exhibit 10.23 to Form 10-K for the fiscal year ended
                        December 31, 1993).

         10.21       -- Service Corporation International (Canada) Limited Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1993).

         10.22       -- 1993 Long-Term Incentive Stock Option Plan. (Incorporated by
                        reference to Exhibit 4.12 to Registration Statement No. 333-00179 on
                        Form S-8).

         10.23       -- Service Corporation International ECI Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 1994).

         10.24       -- 1995 Incentive Equity Plan. (Incorporated by reference to Annex B to
                        Proxy Statement dated April 17, 1995).

         10.25       -- 1995 Stock Plan for Non-Employee Directors. (Incorporated by
                        reference to Annex A to Proxy Statement dated April 17, 1995).

         10.26       -- Summary of 1995 Long Term Cash Performance Plan. (Incorporated by
                        reference to Exhibit 10.22 to Form 10-K for the fiscal year ended
                        December 31, 1994).

         10.27       -- Agreement for Reorganization, dated August 15, 1989 among Morrow
                        Partners, Inc., J.W. Morrow Investment Company, John W. Morrow, Jr.,
                        Billy Dee Davis and the Company; Agreement-Not-To-Compete, dated
                        August 15, 1989, between John W. Morrow, Jr., Morrow Partners, Inc.
                        and the Company, and; Lease dated August 15, 1989, by John W. Morrow,
                        Jr. and Crawford-A. Crim Funeral Home, Inc. (Incorporated by
                        reference to Exhibit 10.27 to Form 10-K for the fiscal year ended
                        December 31, 1989).

         10.28       -- Casket Supply and Requirements Agreement, dated October 31, 1990, between York Acquisition Corp. and SCI Funeral Services, Inc., and;
                        First Amendment to Casket Supply and Requirements Agreement, dated
                        December 30, 1992. (Incorporated by reference to Exhibit 10.27 to
                        Form 10-K for the fiscal year ended December 31, 1992).

         10.29       -- Supplemental Executive Retirement Plan for Senior Officers (as
                        Amended and Restated Effective as of December 31, 1993).
                        (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1993).

         10.30       -- First Amendment to Supplemental Executive Retirement Plan for Senior
                        Officers. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 1994).

         10.31       -- ISDA Master Agreement dated February 4, 1993; Amendment to the Master
                        Agreement dated August 12, 1993; Confirmation dated August 13, 1993;
                        Confirmation dated November 1, 1993 and Notice of Exercise; all of which are between Morgan Guaranty Trust Company of New York
                        ("Morgan") and the Company. (Incorporated by reference to Exhibit
                        10.22 to Form 10-K for the fiscal year ended December 31, 1993).

         10.32       -- Sterling Note, dated September 2, 1994, issued by Service Corporation
                        International plc to Morgan; guaranty, dated September 2, 1994, between the Company and Morgan. (Incorporated by reference to Exhibit
                        10.28 to Form 10-K for the fiscal year ended December 31, 1994).

    EXHIBIT NO.                                    DESCRIPTION
-------------------- ------------------------------------------------------------------------
         10.33       -- Letter, dated December 2, 1994 amending the ISDA Master Agreement
                        (filed in Exhibit 10.31 above) and the Sterling Note and guaranty
                        (filed as Exhibit 10.32 above), between the Company and Morgan;
                        Letter dated December 13, 1994 regarding the ISDA Master Agreement
                        (filed in Exhibit 10.31 above). (Incorporated by reference to Exhibit
                        10.29 to Form 10-K for the fiscal year ended December 31, 1994).

         10.34       -- Confirmation dated May 18, 1995; Confirmation dated January 18, 1995;
                        Confirmation dated January 18, 1995; Confirmation dated January 18,
                        1995; all of which are between Morgan and the Company. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended
                        December 31, 1994).

         10.35       -- Confirmation dated September 14, 1995; and Confirmation dated January
                        12, 1996, between Morgan and the Company; Confirmation dated January
                        18, 1996 between J P Morgan Canada and Service Corporation
                        International (Canada) Limited.
         10.36       -- Split Dollar Life Insurance Plan.

         11.1        -- Computation of Earnings Per Share.

         12.1        -- Ratio of Earnings to Fixed Charges.

         21.1        -- Subsidiaries of the Company.

         23.1        -- Consent of Independent Accountants (Coopers & Lybrand L.L.P.).

         24.1        -- Directors' Powers of Attorney.

         27.1        -- Financial Data Schedule.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.26, 10.29, 10.30 and 10.36.