Form 10-Q
period 1996-03-31
SERVICE CORPORATION INTERNATIONAL
filed 1996-05-14
CIK 89089

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549




 (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      or

 ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER 1-6402-1

                                 --------------

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

                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.
YES   X               NO
   -------              ------

The number of shares outstanding of the registrant's common stock as of May 9, 1996, was 117,582,907 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL



                                     INDEX

                                                                            Page
Part I.  Financial Information

         Consolidated Statement of Income (Unaudited) -
           Three Months Ended March 31, 1996 and 1995                            3

         Consolidated Balance Sheet -
           March 31, 1996 (Unaudited) and December 31, 1995                      4

         Consolidated Statement of Cash Flows (Unaudited) -
           Three Months Ended March 31, 1996 and 1995                            5

         Consolidated Statement of Stockholders' Equity (Unaudited) -
           Three Months Ended March 31, 1996                                     6

         Notes to the Consolidated Financial Statements (Unaudited)         7 - 11

         Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                         12 - 16



Part II. Other Information                                                      17

         Signature                                                              17

                       SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                  Three Months Ended March 31,
(Dollars in thousands, except per share amounts)                    1996                1995
- ------------------------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . .      $      575,453       $      348,113
Costs and expenses  . . . . . . . . . . . . . . . . . .            (415,285)            (231,438)
                                                             --------------       --------------
Gross profit  . . . . . . . . . . . . . . . . . . . . .             160,168              116,675

General and administrative expenses . . . . . . . . . .             (13,755)             (12,453)
                                                             --------------       --------------
Income from operations  . . . . . . . . . . . . . . . .             146,413              104,222

Interest expense  . . . . . . . . . . . . . . . . . . .             (32,686)             (25,284)
Dividends on preferred securities of SCI Finance LLC  .              (2,695)              (2,695)
Other income  . . . . . . . . . . . . . . . . . . . . .               2,191                1,316
                                                             --------------       --------------
                                                                    (33,190)             (26,663)
                                                             --------------       --------------

Income before income taxes  . . . . . . . . . . . . . .             113,223               77,559
Provision for income taxes  . . . . . . . . . . . . . .             (41,326)             (30,179)
                                                             --------------       --------------

Net income  . . . . . . . . . . . . . . . . . . . . . .      $       71,897       $       47,380
                                                             ==============       ==============

Earnings per share:
  Primary   . . . . . . . . . . . . . . . . . . . . . .      $          .60       $          .49
                                                             ==============       ==============
  Fully diluted   . . . . . . . . . . . . . . . . . . .      $          .58       $          .46
                                                             ==============       ==============


Dividends per share . . . . . . . . . . . . . . . . . .      $          .12       $          .11
                                                             ==============       ==============

Weighted average number of shares and equivalents . . .             119,738               96,472
                                                             ==============       ==============


(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                 March 31,
                                                                                   1996         December 31,
(Dollars in thousands, except per share amounts)                               (Unaudited)          1995
- ------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .    $   38,708        $   29,735
   Receivables, net of allowances   . . . . . . . . . . . . . . . . . . . .       457,251           446,618
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       120,642           120,805
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,369            32,371
                                                                               ----------         ---------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .       649,970           629,529
                                                                               ----------        ----------

Investments - insurance subsidiary  . . . . . . . . . . . . . . . . . . . .       586,082           557,335
Prearranged funeral contracts   . . . . . . . . . . . . . . . . . . . . . .     1,900,295         1,816,466
Long-term receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .       801,059           759,935
Cemetery property, at cost  . . . . . . . . . . . . . . . . . . . . . . . .     1,200,363         1,162,556
Property, plant and equipment, at cost (net)  . . . . . . . . . . . . . . .     1,303,674         1,273,722
Deferred charges and other assets . . . . . . . . . . . . . . . . . . . . .       319,500           312,053
Names and reputations (net) . . . . . . . . . . . . . . . . . . . . . . . .     1,174,485         1,152,215
                                                                               ----------        ----------
                                                                               $7,935,428        $7,663,811
                                                                               ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .    $  357,838        $  393,191
    Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        69,850            68,574
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . .        53,233           122,237
                                                                               ----------        ----------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .       480,921           584,002
                                                                               ----------        ----------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,871,869         1,732,047
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       447,197           437,840
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       440,431           400,434
Deferred prearranged funeral contract revenues    . . . . . . . . . . . . .     2,481,921         2,361,643
Company obligated, mandatorily redeemable, convertible preferred securities of SCI Finance LLC, whose principal asset is a 6.25%,
    $216,315 note from the Company  . . . . . . . . . . . . . . . . . . . .       172,500           172,500

Stockholders' equity:
    Common stock, $1 per share par value, 200,000,000 shares authorized,
      117,489,914 and 117,271,086, respectively, issued and outstanding . .       117,490           117,271
    Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .     1,337,641         1,331,979
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .       576,358           518,562
    Foreign translation adjustment and other  . . . . . . . . . . . . . . .         9,100             7,533
                                                                               ----------        ----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .     2,040,589         1,975,345
                                                                               ----------        ----------
                                                                               $7,935,428        $7,663,811
                                                                               ==========        ==========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three Months Ended March 31,
(Dollars in thousands)                                                              1996                 1995
- ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    71,897           $  47,380
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .  . . . . . . . . . . . . . . . . . . . . .         31,794              20,779
  Provision for deferred income taxes .  . . . . . . . . . . . . . . . . . .         11,990               5,176
  (Gain) from dispositions (net)   . . . . . . . . . . . . . . . . . . . . .           -                   (516)
  Change in assets and liabilities net of effects from acquisitions:
    (Increase) in receivables  . . . . . . . . . . . . . . . . . . . . . . .        (33,419)            (57,997)
    Change in prearranged funeral contracts and associated deferred revenues        (14,856)            (22,202)
    (Increase) in other assets  . . . . . . . . . . . . . . . . . .. . . . .        (19,371)             (4,116)
    Increase in other liabilities  . . . . . . . . . . . . . . . . . . . . .         17,686              46,063
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,153)            (11,921)
                                                                                -----------           ---------
Net cash provided by operating activities .  . . . . . . . . . . . . . . . .         61,568              22,646
                                                                                -----------           ---------
Cash flows from investing activities:
  Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . .        (37,895)            (21,764)
  Proceeds from sales of property and equipment .  . . . . . . . . . . . . .          5,202                 309
  Acquisitions, net of cash acquired   . . . . . . . . . . . . . . . . . . .        (83,363)           (104,695)
  Loans issued by finance subsidiary   . . . . . . . . . . . . . . . . . . .        (16,693)             (5,103)
  Principal payments received on loans by finance subsidiary . . . . . . . .          4,633              12,274
  Change in investments and other .  . . . . . . . . . . . . . . . . . . . .         (2,554)             (7,663)
                                                                                -----------           ---------
Net cash (used in) investing activities  . . . . . . . . . . . . . . . . . .       (130,670)           (126,642)
                                                                                -----------           ---------
Cash flows from financing activities:
  Increase (decrease) in borrowings under revolving credit agreements   . . .       168,302             (74,321)
  Long-term debt issued .  . . . . . . . . . . . . . . . . . . . . . . . . .           -                199,011
  Payments of debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (79,204)           (216,106)
  Common stock issued .  . . . . . . . . . . . . . . . . . . . . . . . . . .           -                 19,266
  Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,903)            (10,044)
  Exercise of stock options and other  . . . . . . . . . . . . . . . . . . .          1,880               1,190
                                                                                -----------           ---------
Net cash (used in ) provided by  financing activities  . . . . . . . . . . .         78,075             (81,004)
                                                                                -----------           ---------
Net increase (decrease) in cash and cash equivalents   . . . . . . . . . . .          8,973            (185,000)
Cash and cash equivalents at beginning of year   . . . . . . . . . . . . . .         29,735             218,341
                                                                                -----------           ---------
Cash and cash equivalents at March 31, 1996 and 1995   . . . . . . . . . . .    $    38,708           $  33,341
                                                                                ===========           =========
Cash used for:
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    11,158           $  19,669
                                                                                ===========           =========
  Taxes .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     9,821           $   8,647
                                                                                ===========           =========
Non cash transactions:
  Common stock issued under restricted stock plans   . . . . . . . . . . . .    $       171           $   1,138
                                                                                ===========           =========
  Common stock issued in acquisitions .  . . . . . . . . . . . . . . . . . .    $     3,240           $     129
                                                                                ===========           =========
  Debt issued in acquisitions  . . . . . . . . . . . . . . . . . . . . . . .    $     2,887           $  19,778
                                                                                ===========           =========
  Debenture conversions to common stock  . . . . . . . . . . . . . . . . . .    $       590           $   3,183
                                                                                ===========           =========

(See notes to consolidated financial statements

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                                            Foreign
                                                                       Capital in                         translation
                                                        Common          excess of         Retained        adjustment
(Dollars in thousands, except per share amounts)         stock          par value         earnings         and other
- ---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995  . . . . . . . . . . .   $  117,271       $ 1,331,979        $ 518,562       $   7,533
 Net income . . . . . . . . . . . . . . . . . . . .          -               -               71,897
 Common stock issued:
   Stock option exercises and stock grants. . . . .          124             1,927             -               -
   Acquisitions . . . . . . . . . . . . . . . . . .           71             3,169             -               -
   Debenture conversion . . . . . . . . . . . . . .           24               566             -               -
 Dividends on common stock ($.12 per share) . . . .          -               -              (14,101)           -
 Foreign translation adjustment and other   . . . .          -               -                 -              1,567
                                                      ----------       -----------      -----------       ---------

Balance at March 31, 1996 . . . . . . . . . . . . .   $  117,490       $ 1,337,641      $   576,358       $   9,100
                                                      ==========       ===========      ===========       =========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1.    GENERAL
Nature of operations
The Company is the largest provider of death care services in the world. At March 31, 1996, the Company operated 2,795 funeral service locations, 324 cemeteries and 138 crematoria located in North America, Europe and Australia.
        The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain locations contain crematoria. The Company markets prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also contain crematoria.
        The Company's financial services operations consist of a finance subsidiary, Provident Services, Inc. ("Provident"). Provident provides capital financing to independent funeral home and cemetery operators.

Basis of Presentation
The consolidated financial statements for the three months ended March 31, 1996 and 1995 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1995 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

2.    NAMES AND REPUTATIONS
The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in "Names and reputations" and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral businesses. Additionally, the death care industry has historically exhibited stable cash flows as well as a low failure rate. The Company monitors the recoverability of names and reputations based on projections of future undiscounted cash flows of the acquired businesses.

3.    ACQUISITIONS
The Company acquired 55 funeral service locations, 12 cemeteries and one crematory during the three month period ended March 31, 1996 (51 funeral service locations and 18 cemeteries during the three months ended March 31,
1995). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company, issued or assumed debt and the retirement of loans receivable issued by Provident. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

           The effect of acquisitions on the consolidated balance sheet at March 31, was as follows:

                                                        1996                    1995
- --------------------------------------------------------------------------------------
Current assets  . . . . . . . . . . . . . . . .     $     844                $  11,193
Prearranged funeral contracts . . . . . . . . .        16,131                   14,404
Long-term receivables . . . . . . . . . . . . .         4,057                   21,760
Cemetery property . . . . . . . . . . . . . . .        36,374                   30,210
Property, plant and equipment . . . . . . . . .        24,622                   40,263
Deferred charges and other assets . . . . . . .           175                    1,630
Names and reputations . . . . . . . . . . . . .        35,042                   57,405
Current liabilities . . . . . . . . . . . . . .        (4,415)                  (9,346)
Long-term debt  . . . . . . . . . . . . . . . .        (2,842)                 (17,511)
Deferred income taxes and other liabilities . .        (7,327)                 (29,003)
Deferred prearranged funeral contract revenues        (16,058)                 (16,181)
Stockholders' equity  . . . . . . . . . . . . .        (3,240)                    (129)
                                                    ---------                ---------
     Cash used for acquisitions   . . . . . . .     $  83,363                $ 104,695
                                                    =========                =========

     During the year ended December 31, 1995 and the three months ended March 31, 1996 the Company acquired 1,318 funeral service locations, 111 cemeteries and 31 crematoria. Included in the above acquisitions, in August 1995, the Company acquired two French companies, Omnium de Gestion et de Financement S.A. and Pompes Funebres Generales S.A. (OGF/PFG), which when combined operated 1,099 funeral service locations, 28 crematoria and Auxia which primarily sells insurance policies in connection with OGF/PFG's prearranged funeral business. In October 1995, the Company purchased Gibraltar Mausoleum Corporation which operated 23 funeral service locations and 54 cemeteries. Additionally, in September 1995, the Company acquired the shares of Service Corporation International (Canada) Limited ("SCIC") not already owned by the Company, which made SCIC a wholly owned subsidiary of the Company. The following unaudited condensed pro forma information assumes that the acquisition by the Company of all of the above operations took place on January 1, 1995. This information also assumes that the net proceeds from the Company's October 1995 public offerings of notes and Company common stock were issued at the beginning of 1995 and such proceeds were first applied toward the purchase price of the French acquisition, with the excess net proceeds used to repay amounts outstanding under the Company's existing revolving credit facilities. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

                                                     Three Months Ended March 31,
                                                       1996              1995
- ---------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . .     $  579,564         $  539,031
Net income  . . . . . . . . . . . . . . . . . .         71,786             55,248
Primary earnings per common share . . . . . . .            .60                .51

4.   PREARRANGED FUNERAL ACTIVITIES
The company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers in North America, the United Kingdom and Australia or by Auxia. Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "prearranged funeral contracts" or, in the case of contracts funded by Auxia, "investments-insurance subsidiary". A corresponding credit is recorded to "deferred prearranged funeral contract revenues". Allowances for customer cancellations are provided at the date of sale. The Company defers accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company recognizes the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

     The recognition in future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

     1996 (remaining nine months)  .  . . . . . . . . . . . . $   172,652
     1997 . . . . . . . . . . . . . . . . . . . . . . . . . .     222,198
     1998 . . . . . . . . . . . . . . . . . . . . . . . . . .     205,083
     1999 . . . . . . . . . . . . . . . . . . . . . . . . . .     189,389
     2000 . . . . . . . . . . . . . . . . . . . . . . . . . .     174,282
     2001 and through 2005. . . . . . . . . . . . . . . . . .     640,236
     2006 and thereafter. . . . . . . . . . . . . . . . . . .     878,081
                                                               ----------
                                                               $2,481,921
                                                               ==========

5.  DEBT

Debt at March 31, 1996, was as follows:
     Bank revolving credit agreements and commercial paper . . . .  . . . . . .  $  394,913
     6.375% notes due in 2000 . . . . . . . . . . . . . . . . . . . . . . . . .     150,000
     8.72% amortizing notes due in 2002 . . . . . . . . . . . . . . . . . . . .     174,459
     8.375% notes due in 2004 . . . . . . . . . . . . . . . . . . . . . . . . .     200,000
     6.875% notes due in 2007 . . . . . . . . . . . . . . . . . . . . . . . . .     150,000
     6.95% amortizing notes due in 2010 . . . . . . . . . . . . . . . . . . . .      64,113
     7.875% debentures due in 2013  . . . . . . . . . . . . . . . . . . . . . .     150,000
     7.0% notes due in 2015 . . . . . . . . . . . . . . . . . . . . . . . . . .     300,000
     Medium term notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     186,040
     Convertible debentures issued in connection with various acquisitions. . .      30,640
     Mortgage notes, other debt and deferred loan costs . . . . . . . . . . . .     124,937
                                                                                 ----------
     Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,925,102
     Less current maturities  . . . . . . . . . . . . . . . . . . . . . . . . .     (53,233)
                                                                                 ----------
     Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,871,869
                                                                                 ==========

     The Company's primary revolving credit agreements provides for borrowings up to $800,000. The 364-day portion allows for borrowings up to $450,000, and is used primarily to support commercial paper. The agreement expires June 28, 1996, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount. At March 31, 1996, there was $177,250 of commercial paper outstanding backed by this agreement at a weighted average interest rate of 5.41%. In addition, the Company has a multi-currency revolving credit agreement which allows for borrowings of up to $350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to
 .15% is paid quarterly on the total commitment amount. At March 31, 1996, there was $111,300 outstanding under this agreement at a weighted average interest rate of 6.21%. These credit agreements disclosed above contain financial compliance provisions that contain certain restrictions on levels of net worth, debt, equity, liens, letters of credit and guarantees.
     The Company's outstanding commercial paper and other borrowings under its various credit facilities at March 31, 1996 are classified as long-term debt.
It is the Company's intent to refinance such borrowings through the use of its credit agreements or long-term notes issued under the Company's shelf registration.
     In August 1995, the Company entered into a French revolving credit agreement with a 364-day term which currently allows for borrowings, in French francs, up to $150,000. Borrowings under the facility were used to provide short term financing for the purchase of OGF/PFG. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of
 .075% is paid quarterly on the total commitment amount. At March 31, 1996, $97,711 was outstanding under this agreement at a weighted average interest rate of 4.57%.
      During the three months ended March 31, 1996, pursuant to the Company's shelf registration as filed with the Securities and Exchange Commission, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                  SUBSIDIARY                        AMOUNT
  --------------------------------------------------------
  SCI New Mexico Funeral Services, Inc. . . . .     $  200
  SCI Minnesota Funeral Services, Inc.  . . . .        300
  SCI Ohio Funeral Services, Inc. . . . . . . .      1,425



6. DERIVATIVES
The Company enters into derivatives in the form of interest rate swaps and cross-currency interest rate swaps in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investments in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and enters into transactions only with a limited group of credit worthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives. In general cross-currency swaps are entered into concurrently with significant foreign acquisitions and convert U.S. dollar debt into the respective foreign currency of the acquisitions. Such cross-currency swaps are used in combination with local currency borrowings to substantially hedge the Company's net investment in foreign operations. The cross-currency swaps generally include interest rate provisions to enable the Company to additionally hedge a portion of the earnings of its foreign operations. Accordingly, movements in currency rates that impact the swap are generally offset by a corresponding movement in the value of the underlying assets being hedged. Similarly, currency movements that impact foreign interest expense due under the cross-currency interest rate swaps are generally offset by a corresponding movement in the earnings of the foreign operation.
      In January 1996, the Company entered into cross-currency and interest rate swaps that convert approximately $200 million of US denominated fixed rate debt into French Franc denominated fixed rate debt in order to more fully hedge the Company's net investment in France on an after-tax basis. Additionally, in March 1996, as part of the Company's ongoing interest rate management, the Company entered into interest rate swaps that convert the interest rate indices on approximately $200 million of debt previously swapped into French Francs from French interest rates to German interest rates.
      The net fair value of the Company's various swap agreements at March 31, 1996, was $7,840. Fair values were obtained from counterparties to the agreements and represent their estimate of the amount the Company would receive to terminate the swap agreements based upon the existing terms and current market conditions.


7. RATIO OF EARNINGS TO FIXED CHARGES

                         Three Months Ended March 31,
                        1996                      1995
                        ------------------------------
                        3.50                      3.18

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

8. SCI INTERNATIONAL LIMITED
SCI International Limited ("International") is a wholly owned subsidiary of the Company. International, through wholly owned subsidiaries, owns the Company's foreign operations.
     Set forth below is certain March 31, summary financial information for
International:



                                     1996                1995
                                  --------------------------------
Revenues  . . . . . . . . . . .   $      225,719    $       54,031
                                  ==============    ==============

Gross profit  . . . . . . . . .   $       39,913    $       16,293
                                  ==============    ==============

Net income  . . . . . . . . . .   $       13,206    $        2,643
                                  ==============    ==============

Current assets  . . . . . . . .   $      234,517    $       41,611
Non-current assets  . . . . . .        2,247,908           915,907
                                  --------------    --------------
Total assets  . . . . . . . . .   $    2,482,425    $      957,518
                                  ==============    ==============

Current liabilities . . . . . .   $      273,844    $       58,498
Non-current liabilities . . . .        1,639,102           816,906
                                  --------------    --------------
Total liabilities . . . . . . .   $    1,912,946    $      875,404
                                  ==============    ==============

Stockholder's equity  . . . . .   $      569,479    $       82,114
                                  ==============    ==============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)

OVERVIEW:
The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American, United Kingdom and Australian operations and is proceeding with implementation in its French operations which were acquired in August 1995. The Company has approximately 269 clusters in North America, United Kingdom and Australia, which range in size from two operations to 64 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


                       THREE MONTHS ENDED MARCH 31, 1996
                 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS:
Segment information for the Company's three lines of business was as follows:

                                                                                                        Percentage
                                               Three Months Ended March 31,                  Increase    Increase
                                              1996                     1995                 (Decrease)  (Decrease)
                                           -----------------------------------------------------------------------
   Revenues:
      Funeral   . . . . . . . . . . .      $ 424,700                $  242,756             $  181,944      74.9%
      Cemetery  . . . . . . . . . . .        145,562                   100,397                 45,165      45.0
      Financial services  . . . . . .          5,191                     4,960                    231       4.7
                                           ---------                ----------             ----------
                                             575,453                   348,113                227,340      65.3
   Costs and expenses:
      Funeral   . . . . . . . . . . .        318,541                   164,471                154,070      93.7
      Cemetery  . . . . . . . . . . .         93,813                    63,762                 30,051      47.1
      Financial services  . . . . . .          2,931                     3,205                   (274)     (8.5)
                                           ---------                ----------             ----------
                                             415,285                   231,438                183,847      79.4
   Gross profit and margin percentage:
      Funeral   . . . . . . . . . . .        106,159    25.0%           78,285   32.2%         27,874      35.6
      Cemetery  . . . . . . . . . . .         51,749    35.6            36,635   36.5          15,114      41.3
      Financial services  . . . . . .          2,260    43.5             1,755   35.4             505      28.8
                                           ---------                ----------             ----------
                                           $ 160,168    27.8%       $  116,675   33.5%     $   43,493      37.3%
                                           =========                ==========             ==========

Funeral
Funeral revenues were as follows:

                                                  Three Months Ended March 31,    Increase      Percentage
                                                      1996            1995       (Decrease)      Increase
                                                   -------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   205,672    $   184,004    $  21,668       11.8%
    Other European *  . . . . . . . . . . . .           40,930         34,083        6,847       20.1
    Other Foreign **  . . . . . . . . . . . .           22,646         19,947        2,699       13.5
                                                   -----------    -----------    ---------      -----
                                                       269,248        238,034       31,214       13.1
                                                   -----------    -----------   ----------      -----
New clusters:***
    United States   . . . . . . . . . . . . .            5,773         1,418         4,355
    Other European  . . . . . . . . . . . . .            6,634            --         6,634
    Other Foreign   . . . . . . . . . . . . .            3,661            44         3,617
    France . . . . . . . . . . . . . . . . ..          136,725          -          136,725
                                                   -----------    ----------     ---------
                                                       152,793         1,462       151,331
                                                   -----------    ----------     ----------

Non-cluster and disposed operations . . . . .            2,659         3,260          (601)
                                                   -----------    ----------     ---------
    Total funeral revenues  . . . . . . . . .      $   424,700    $  242,756     $ 181,944       74.9%
                                                   ===========    ==========     =========

    The $31,214 increase in revenues from existing clusters was the result of a 7.3% increase in the number of funeral services performed (88,364 compared to 82,388) and a 5.5% higher average sales price ($3,047 compared to $2,889). Acquisitions since the beginning of 1995, included in existing clusters, accounted for $18,222 of the existing cluster revenue increase. The remaining increase of $12,922 was contributed by existing cluster locations acquired before 1995. Future growth through acquisitions is considered likely.
    During the three months ended March 31, 1996, the Company sold $126,640 of prearranged funeral services compared to $80,721 for the same quarter in 1995. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The Company's emphasis on sales of prearranged funerals is expected to continue.
    Funeral costs and expenses were as follows:

                                                  Three Months Ended March 31,    Increase        Percentage
                                                      1996            1995       (Decrease)        Increase
                                                   ---------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   127,448    $  115,190     $  12,258        10.6%
    Other European  . . . . . . . . . . . . .           28,911        24,525         4,386        17.9
    Other Foreign   . . . . . . . . . . . . .           14,791        13,082         1,709        13.1
                                                   -----------    ----------     ---------        ----
                                                       171,150       152,797        18,353        12.0
                                                   -----------    ----------     ---------        ----
New clusters:***
    United States   . . . . . . . . . . . . .            3,869           902         2,967
    Other European  . . . . . . . . . . . . .            5,613            --         5,613
    Other Foreign   . . . . . . . . . . . . .            2,875            33         2,842
    France  . . . . . . . . . . . . . . . . .          119,183           -         119,183
                                                   -----------    ----------     ---------
                                                       131,540           935       130,605
                                                   -----------    ----------     ---------

Non-cluster and disposed operations . . . . .            2,549         3,048          (499)
Administrative overhead . . . . . . . . . . .           13,302         7,691         5,611        73.0
                                                   -----------    ----------     ---------
    Total funeral costs and expenses  . . . .      $   318,541    $  164,471     $ 154,070        93.7%
                                                   ===========    ==========     =========

*    Other European primarily includes United Kingdom operations.

**   Other Foreign primarily includes Australian and Canadian operations.

*** Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

   The gross profit margin for existing clusters increased to 36.4% from 35.8% last year. Acquisitions since the beginning of 1995, included in existing clusters, accounted for $12,777 of the existing cluster cost increase. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.
   The overall funeral gross profit margin declined during the first three months of 1996 (25.0% compared to 32.2% for the comparable period last year). Contributing to this quarter to quarter decline were the Company's French operations which were acquired in September 1995. The French gross profit margin of 12.8% (before administrative overhead) is consistent with the Company's expectations for these operations which have historically produced lower gross profit margins than the Company's other operations.
   Administrative overhead costs increased due primarily to the French operations, although when administrative overhead costs are expressed as a percentage of total funeral revenues, they declined to 3.1% compared to 3.2% last year.

Cemetery
Cemetery revenues were as follows:

                                                  Three Months Ended March 31,                 Percentage
                                                    1996            1995         Increase       Increase
                                                  -------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   121,081    $   87,205     $   33,876        38.8%
    Other European  . . . . . . . . . . . . .            3,839         3,073            766        24.9
    Other Foreign   . . . . . . . . . . . . .           10,808         8,615          2,193        25.5
                                                   -----------    ----------     ----------       -----
                                                       135,728        98,893         36,835        37.2
                                                   -----------    ----------     ----------       -----
New clusters:*
    United States   . . . . . . . . . . . . .            8,532           628          7,904
Non-cluster and disposed operations . . . . .            1,302           876            426
                                                   -----------    ----------     ----------
    Total cemetery revenues   . . . . . . . .      $   145,562    $  100,397     $   45,165        45.0%
                                                   ===========    ==========     ==========

    Revenues from the existing clusters increased $36,835 due primarily to increased preneed sales for property and merchandise as well as higher average sales prices for these items. Included in the existing cluster increase were $24,416 in increased revenues from cemeteries acquired since the beginning of 1995. The Company plans to continue to emphasize the selling of preneed cemetery property and merchandise by maintaining an active and well-trained sales force. Future growth through acquisitions is considered likely.
    Cemetery costs and expenses were as follows:

                                                  Three Months Ended March 31,                 Percentage
                                                     1996            1995        Increase       Increase
                                                   ------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $    72,519    $   51,738     $   20,781        40.2%
    Other European  . . . . . . . . . . . . .            2,068         1,644            424        25.8
    Other Foreign   . . . . . . . . . . . . .            5,782         4,647          1,135        24.4
                                                   -----------    ----------     ----------       -----
                                                        80,369        58,029         22,340        38.5
                                                   -----------    ----------     ----------       -----
New clusters:*
    United States   . . . . . . . . . . . . .            5,334           441          4,893
Non-cluster and disposed operations . . . . .            1,658           574          1,084
Administrative overhead . . . . . . . . . . .            6,452         4,718          1,734        36.8
                                                   -----------    ----------     ----------
    Total cemetery costs and expenses . . . .      $    93,813    $   63,762     $   30,051        47.1%
                                                   ===========    ==========     ==========

* Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

     Costs and expenses from existing clusters increased $22,340 due primarily to an increase of $14,754 at cemeteries acquired since the beginning of 1995, while costs from existing cluster cemeteries acquired before 1995 increased $7,586. The overall cemetery gross profit margin decreased from 36.5% to 35.6% quarter to quarter.

Financial Services
The Company's wholly owned finance subsidiary, Provident Services, Inc. (Provident) reported a gross profit increase of $505 in the current quarter compared with the same quarter in 1995. Provident's average outstanding loan portfolio during the current quarter increased to $220,248 compared to $205,214 last year while the average interest rate spread increased slightly to 3.7% compared to 3.6% last year.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses declined to 2.4% in the first quarter of 1996 compared to 3.6% last year.
These expenses increased $1,302 or 10.5% quarter to quarter primarily from corporate transportation and travel costs, personnel costs and professional fees.
     Interest expense, which excludes the amount incurred through financial service operations, increased $7,402 or 29.3% quarter to quarter. The 1996 increase is primarily attributable to the June 1995 issuance of $300,000 in fixed interest rate notes which were used to repay existing amounts outstanding under the Company's existing revolving credit facilities or to retire commercial paper backed by such facilities and $300,000 of fixed interest rate notes issued in October 1995 which were used primarily to finance the French acquisition.
     The provision for income taxes reflected a 36.5% effective tax rate for the quarter ended March 31, 1996 as compared to a 38.9% effective tax rate for the comparable period last year. The decrease in the effective tax rate is due primarily to lower taxes from international operations.

FINANCIAL CONDITION AND LIQUIDITY AT MARCH 31, 1996:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Commission. The Company believes cash from operations, additional funds available under its revolving credit agreements, proceeds from offerings of securities and the other registered securities will be sufficient to continue its current acquisition program and operating policies.
    At March 31, 1996, the Company had net working capital of $169,049 and a current ratio of 1.35:1, compared to working capital of $45,527 and a current ratio of 1.08:1 at December 31, 1995.

Debt
The Company's primary revolving credit agreement allows for borrowings of up to $800,000. At March 31, 1996, there was $288,550 of borrowings outstanding under this agreement. In August 1995, the Company entered into a French revolving credit agreement with a 364-day term which currently allows for borrowings up to $150,000. At March 31, 1996, $97,711 was outstanding under this agreement. In general, interest rates are managed such that 30% to 50% of the total debt (excluding debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations. After giving effect to the interest rate and cross-currency interest rate swaps discussed more fully in note six to the consolidated financial statements, the Company's total debt has been converted into approximately $1,261,000 of fixed interest rate debt at a weighted average rate of 7.88% and approximately $680,000 of floating interest rate debt at a weighted average rate of 5.92%.

SOURCES AND USES OF CASH
Cash flows from operating activities: Net cash provided by operating activities was $61,568 for the three months ended March 31, 1996, compared to $22,646 for the same period in 1995, an increase of $38,922. Primary sources of this increase include $24,517 of increased net income as well as $11,015 and $6,814 of increased non-cash adjustments for depreciation and amortization and provision for deferred income taxes. The net changes in other operating assets and liabilities tended to offset during the current three months.

Cash flows from investing activities: Net cash used in investing activities was $130,670 for the three months ended March 31, 1996, compared to $126,642 for the same period in 1995. This use of cash primarily reflects the Company's acquisition of funeral service locations and cemeteries, detailed in note three to the consolidated financial statements. In addition to acquisitions, capital expenditures including new construction of facilities and major improvements to existing properties, continue to require significant amounts of cash.

Cash flows from financing activities: Net cash provided by financing activities was $78,075 for the three months ended March 31, 1996, compared to a net use of cash of $81,004 for the same period in 1995. During 1996, cash inflows from financing activities included $168,302 of increased borrowings under revolving credit agreements. Of this increase, approximately $157,000 relates to increased commercial paper outstanding backed by the Company's primary revolving credit agreement. Cash outflows during 1996 included $12,903 of dividends paid and $79,204 of debt payments, of which $53,500 were payments of short-term promissory notes issued in the 1995 Gibraltar acquisition. The Company believes that debt service is manageable at the current levels of debt outstanding. As of March 31, 1996, the Company's debt to capitalization ratio was 46.5% compared to 46.3% at December 31, 1995. The interest rate coverage ratio for the three months ended March 31, 1996 was 3.97:1, compared to 3.53:1 for the same period in 1995. This interest rate coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years.
     The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment. The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At March 31, 1996, the Company had approximately $511,000 of available borrowings under its primary and multi-currency credit facilities.
As of March 31, 1996, the Company had the ability to issue $387,000 in securities registered with the Commission as well as an additional 10,000,000 shares of common stock and $250,000 of guaranteed promissory notes and convertible debentures registered with the Commission to be used exclusively for future acquisitions.

                       SERVICE CORPORATION INTERNATIONAL
                          PART II.  OTHER INFORMATION


6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits
           11.1    Computation of earnings per share.
           12.1 Ratio of earnings to fixed charges for the three months ended March 31, 1996 and 1995.
           27.1    Financial data schedule.

      (b)  Reports on Form 8-K
           There were no reports on Form 8-K during the three months ended March 31, 1996.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1996
                                        SERVICE CORPORATION INTERNATIONAL



                                        By: /s/  GEORGE R. CHAMPAGNE
                                            ---------------------------------
                                                 George R. Champagne
                                                 Senior Vice President
                                                 Chief Financial Officer
                                                 (Principal Financil Officer)