Form 10-Q
period 1996-06-30
SERVICE CORPORATION INTERNATIONAL
filed 1996-08-12
CIK 89089

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     or

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER 1-6402-1


                       -------------------------------


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

                       -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.
YES    X      NO
    -------      -------

The number of shares outstanding of the registrant's common stock as of August 5, 1996, was 117,859,267 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL

                                     INDEX


Part I.     Financial Information                                                                Page

            Consolidated Statement of Income (Unaudited) -
              Three Months and Six Months Ended June 30, 1996 and 1995                             3

            Consolidated Balance Sheet -
              June 30, 1996 (Unaudited) and December 31, 1995                                      4

            Consolidated Statement of Cash Flows (Unaudited) -
              Six Months Ended June 30, 1996 and 1995                                              5

            Consolidated Statement of Stockholders' Equity (Unaudited) -
              Six Months Ended June 30, 1996                                                       6

            Notes to the Consolidated Financial Statements (Unaudited)                        7 - 11

            Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                        12 - 20

Part II.    Other Information                                                                     21

            Signature                                                                             21

                       SERVICE CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
(Dollars in thousands, except per share amounts)      1996            1995                    1996             1995
- ------------------------------------------------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . .      $  564,749     $  353,649             $  1,140,202     $    701,762
Costs and expenses  . . . . . . . . . . . . .        (420,686)      (247,667)                (835,971)        (479,105)
                                                   ----------      ----------             ------------     ------------
Gross profit  . . . . . . . . . . . . . . . .         144,063        105,982                  304,231          222,657


General and administrative expenses . . . . .         (14,786)       (11,018)                 (28,541)         (23,471)
                                                   ----------      ---------              ------------     ------------
Income from operations  . . . . . . . . . . .         129,277         94,964                  275,690          199,186


Interest expense  . . . . . . . . . . . . . .         (34,245)       (27,525)                 (66,931)         (52,809)
Dividends on preferred securities of SCI Finance LLC   (2,696)        (2,696)                  (5,391)          (5,391)
Other income  . . . . . . . . . . . . . . . .           5,232          1,757                    7,423            3,073
                                                   ----------      ---------              ------------     ------------
                                                      (31,709)       (28,464)                 (64,899)         (55,127)
                                                   -----------     ---------              -----------      -----------

Income before income taxes  . . . . . . . . .          97,568         66,500                  210,791          144,059
Provision for income taxes  . . . . . . . . .         (35,318)       (25,860)                 (76,644)         (56,039)
                                                   ----------      ---------             ------------     ------------

Net income  . . . . . . . . . . . . . . . . .      $   62,250      $  40,640             $    134,147     $     88,020
                                                   ==========      =========             ============     ============

Earnings per share:
  Primary   . . . . . . . . . . . . . . . . .      $      .52      $     .42             $       1.12     $        .91
                                                   ==========      =========             ============     ============
  Fully diluted   . . . . . . . . . . . . . .      $      .50      $     .39             $       1.08     $        .85
                                                   ==========      =========             ============     ============
Dividends per share . . . . . . . . . . . . .      $      .12      $     .11             $        .24     $        .22
                                                   ==========      =========             ============     ============
Weighted average number of shares and equivalents     120,556         96,987                  120,147           96,729
                                                   ==========      =========             ============     ============

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                                                                 June 30,
                                                                                   1996         December 31,
(Dollars in thousands, except per share amounts)                               (Unaudited)          1995
- -----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .    $   98,823        $   29,735
   Receivables, net of allowances   . . . . . . . . . . . . . . . . . . . .       461,578           446,618
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       133,247           120,805
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,283            32,371
                                                                               ----------        ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .       731,931           629,529
                                                                               ----------        ----------

Investments - insurance subsidiary  . . . . . . . . . . . . . . . . . . . .       557,591           557,335
Prearranged funeral contracts   . . . . . . . . . . . . . . . . . . . . . .     1,996,192         1,816,466
Long-term receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .       841,412           759,935
Cemetery property, at cost  . . . . . . . . . . . . . . . . . . . . . . . .     1,251,490         1,162,556
Property, plant and equipment, at cost (net)  . . . . . . . . . . . . . . .     1,342,610         1,273,722
Deferred charges and other assets . . . . . . . . . . . . . . . . . . . . .       355,943           312,053
Names and reputations (net) . . . . . . . . . . . . . . . . . . . . . . . .     1,230,964         1,152,215
                                                                               ----------        ----------
                                                                               $8,308,133        $7,663,811
                                                                               ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .    $  343,618        $  393,191
    Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        69,748            68,574
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . .        42,658           122,237
                                                                               ----------        ----------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .       456,024           584,002
                                                                               ----------        ----------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,122,614         1,732,047
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       447,957           437,840
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       461,756           400,434
Deferred prearranged funeral contract revenues    . . . . . . . . . . . . .     2,553,317         2,361,643
Company obligated, mandatorily redeemable, convertible preferred securities of SCI Finance LLC, whose principal asset is a 6.25%,
    $216,315 note from the Company  . . . . . . . . . . . . . . . . . . . .       172,500           172,500

Stockholders' equity:
    Common stock, $1 per share par value, 200,000,000 shares authorized,
      117,659,423 and 117,271,086 , respectively, issued and outstanding  .       117,659           117,271
    Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .     1,340,337         1,331,979
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .       624,490           518,562
    Foreign translation adjustment and other    . . . . . . . . . . . . . .        11,479             7,533
                                                                               ----------        ----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .     2,093,965         1,975,345
                                                                               ----------        ----------
                                                                               $8,308,133        $7,663,811
                                                                               ==========        ==========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               Six Months ended June 30,
(Dollars in thousands)                                                                         1996                 1995
- ---------------------------------------------------------------------------------------    -------------------------------------
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    134,147          $   88,020
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . . . .          66,491              44,661
  Provision for deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .          25,165              14,292
  (Gain) from dispositions (net)  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,991)               (365)
  Change in assets and liabilities net of effects from acquisitions:
    (Increase) in receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (51,407)            (88,498)
    Change in prearranged funeral contracts and associated deferred revenues                    (47,903)            (53,085)
    (Increase) in other  assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28,385)             (1,837)
    Increase (decrease) in other liabilities    . . . . . . . . . . . . . . . . . . . .         (31,406)             43,645
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,445)             (9,865)
                                                                                           ------------          ----------
Net cash provided by operating activities   . . . . . . . . . . . . . . . . . . . . . .          62,266              36,968
                                                                                           ------------          ----------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (66,486)            (44,831)
  Proceeds from sales of property, plant and equipment  . . . . . . . . . . . . . . . .           9,681               2,959
  Acquisitions, net of cash acquired  . . . . . . . . . . . . . . . . . . . . . . . . .        (175,466)           (169,980)
  Loans issued by finance subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . .         (31,743)            (12,740)
  Principal payments received on loans by finance subsidiary  . . . . . . . . . . . . .          12,736              10,077
  Change in investments and other   . . . . . . . . . . . . . . . . . . . . . . . . . .         (32,637)             (2,134)
                                                                                           ------------          ----------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . . . . . .        (283,915)           (216,649)
                                                                                           ------------          ----------
Cash flows from financing activities:
  Increase (decrease) in borrowings under revolving credit agreements   . . . . . . . .         112,878             (51,129)
  Long-term debt issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         300,000             300,000
  Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (98,961)           (268,590)
  Common stock issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                     19,266
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (27,003)            (20,600)
  Exercise of stock options and other   . . . . . . . . . . . . . . . . . . . . . . . .           3,823               2,644
                                                                                           ------------          ----------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . . . . . .         290,737             (18,409)
                                                                                           ------------          ----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . .          69,088            (198,090)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . . . . . .          29,735             218,341
                                                                                           ------------          ----------
Cash and cash equivalents at June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . .    $     98,823          $   20,251
                                                                                           ============          ==========
Cash used for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     60,310          $   55,580
                                                                                           ============          ==========
  Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     55,811          $   32,723
                                                                                           ============          ==========
Non cash transactions:
  Common stock issued under restricted stock plans  . . . . . . . . . . . . . . . . . .    $      1,105          $    1,647
                                                                                           ============          ==========
  Common stock issued in acquisitions   . . . . . . . . . . . . . . . . . . . . . . . .    $      3,237          $    5,405
                                                                                           ============          ==========
  Debt issued in acquisitions   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      6,000          $   24,739
                                                                                           ============          ==========
  Debenture conversions to common stock   . . . . . . . . . . . . . . . . . . . . . . .    $        590          $    5,346
                                                                                           ============          ==========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                           Foreign
                                                                       Capital in                        translation
                                                        Common          excess of         Retained       adjustment
(Dollars in thousands, except per share amounts)         stock          par value         earnings        and other
- --------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995  . . . . . . . . . . .   $  117,271       $ 1,331,979      $   518,562       $   7,533
  Net income  . . . . . . . . . . . . . . . . . . .         -                 -             134,147            -
  Common stock issued:
     Stock option exercises and stock grants  . . .          293             4,626             -               -
     Acquisitions   . . . . . . . . . . . . . . . .           71             3,166             -               -
     Debenture conversion   . . . . . . . . . . . .           24               566             -               -
  Dividends on common stock ($.24 per share)  . . .         -                 -             (28,219)           -
  Foreign translation adjustment and other  . . . .         -                 -                -              3,946
                                                      ----------       -----------      -----------       ---------
Balance at June 30, 1996  . . . . . . . . . . . . .   $  117,659       $ 1,340,337      $   624,490       $  11,479
                                                      ==========       ===========      ===========       =========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

1.    GENERAL

Nature of operations

The Company is the largest provider of death care services in the world. At June 30, 1996, the Company operated 2,832 funeral service locations, 331 cemeteries and 146 crematoria located in North America, Europe and Australia.

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

Basis of Presentation

The consolidated financial statements for the three and six months ended June 30, 1996 and 1995 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1995 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

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

3.    ACQUISITIONS

The Company acquired 120 funeral service locations, 20 cemeteries and one crematory during the six month period ended June 30, 1996 (92 funeral service locations, 26 cemeteries and 2 crematoria during the six months ended June 30,
1995). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company, issued or assumed debt and the retirement of loans receivable issued by Provident. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

           The effect of acquisitions on the consolidated balance sheet at June 30, was as follows:


                                                                          1996                    1995
- -----------------------------------------------------------------------------------------------------------------------------
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  20,713                $  19,939
Prearranged funeral contracts . . . . . . . . . . . . . . . . . . .       19,876                   16,955
Long-term receivables . . . . . . . . . . . . . . . . . . . . . . .       18,770                   42,230
Cemetery property . . . . . . . . . . . . . . . . . . . . . . . . .       84,763                   64,827
Property, plant and equipment . . . . . . . . . . . . . . . . . . .       55,048                   59,274
Deferred charges and other assets . . . . . . . . . . . . . . . . .         (183)                     621
Names and reputations . . . . . . . . . . . . . . . . . . . . . . .       68,677                   84,525
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . .      (12,934)                 (13,738)
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,785)                 (19,168)
Deferred income taxes and other liabilities . . . . . . . . . . . .      (45,145)                 (55,019)
Deferred prearranged funeral contract revenues  . . . . . . . . . .      (20,097)                 (25,061)
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       (3,237)                  (5,405)
                                                                       ---------                ---------
     Cash used for acquisitions   . . . . . . . . . . . . . . . . .    $ 175,466                $ 169,980
                                                                       =========                =========

     During the year ended December 31, 1995 and the six months ended June 30, 1996 the Company acquired 1,383 funeral service locations, 119 cemeteries and 31 crematoria. Included in the above acquisitions, in August 1995, the Company acquired two French companies, Omnium de Gestion et de Financement S.A. and Pompes Funebres Generales S.A. ("OGF/PFG"), which when combined operated 1,099 funeral service locations, 28 crematoria and Auxia which primarily sells insurance policies in connection with OGF/PFG's prearranged funeral business. In October 1995, the Company purchased Gibraltar Mausoleum Corporation which operated 23 funeral service locations and 54 cemeteries. Additionally, in September 1995, the Company acquired the shares of Service Corporation International (Canada) Limited ("SCIC") not already owned by the Company, which made SCIC (formerly an approximate 70% owned subsidiary) a wholly owned subsidiary of the Company. The following unaudited condensed pro forma information assumes that the acquisition by the Company of all of the above operations took place on January 1, 1995. This information also assumes that the net proceeds from the Company's October 1995 public offerings of notes and Company common stock were issued at the beginning of 1995 and such proceeds were first applied toward the purchase price of the French acquisition, with the excess net proceeds used to repay amounts outstanding under the Company's existing revolving credit facilities. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

                                                                            Six Months Ended June 30,
                                                                           1996                    1995
- -----------------------------------------------------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,161,066             $ 1,091,987
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         134,609                  99,697
Primary earnings per common share . . . . . . . . . . . . . . . . .            1.12                     .92

4.   PREARRANGED FUNERAL ACTIVITIES

The company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers in North America, the United Kingdom and Australia or, in France, by the Company's insurance subsidiary, Auxia. Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "prearranged funeral contracts" or, in the case of contracts funded by Auxia, "investments-insurance subsidiary". A corresponding credit is recorded to "deferred prearranged funeral contract revenues". Allowances for customer cancellations are provided at the date of sale. The Company defers accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company recognizes the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

     The recognition in future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

    1996 (remaining six months) . . . . . . . . . . . . .      $    118,519
    1997  . . . . . . . . . . . . . . . . . . . . . . . .           238,605
    1998  . . . . . . . . . . . . . . . . . . . . . . . .           220,948
    1999  . . . . . . . . . . . . . . . . . . . . . . . .           204,747
    2000  . . . . . . . . . . . . . . . . . . . . . . . .           189,176
    2001 and through 2005 . . . . . . . . . . . . . . . .           668,288
    2006 and thereafter . . . . . . . . . . . . . . . . .           913,034
                                                               ------------
                                                               $  2,553,317
                                                               ============

5.  DEBT

Debt at June 30, 1996, was as follows:
    Bank revolving credit agreements and commercial paper . .  $    332,893
    6.375% notes due in 2000  . . . . . . . . . . . . . . . .       150,000
    6.75% notes due in 2001 . . . . . . . . . . . . . . . . .       150,000
    8.72% amortizing notes due in 2002  . . . . . . . . . . .       177,320
    8.375% notes due in 2004  . . . . . . . . . . . . . . . .       200,000
    7.20% notes due in 2006 . . . . . . . . . . . . . . . . .       150,000
    6.875% notes due in 2007  . . . . . . . . . . . . . . . .       150,000
    6.95% amortizing notes due in 2010  . . . . . . . . . . .        62,866
    7.875% debentures due in 2013 . . . . . . . . . . . . . .       150,000
    7.0% notes due in 2015  . . . . . . . . . . . . . . . . .       300,000
    Medium term notes . . . . . . . . . . . . . . . . . . . .       186,040
    Convertible debentures issued in connection with various
       acquisitions   . . . . . . . . . . . . . . . . . . . .        31,200
    Mortgage notes and other debt . . . . . . . . . . . . . .       147,434
    Deferred loan costs . . . . . . . . . . . . . . . . . . .       (22,481)
                                                               ------------
    Total debt  . . . . . . . . . . . . . . . . . . . . . . .     2,165,272
    Less current maturities . . . . . . . . . . . . . . . . .       (42,658)
                                                               ------------
    Total long-term debt  . . . . . . . . . . . . . . . . . .  $  2,122,614
                                                               ============

     The Company's primary revolving credit agreements provide for borrowings up to $800,000. The 364-day portion allows for borrowings up to $450,000, and is used primarily to support commercial paper. The agreement expires June 27, 1997, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount. At June 30, 1996, there was $200,000 of commercial paper outstanding backed by this agreement at a weighted average interest rate of 5.52%. In addition, the Company has a multi-currency revolving credit agreement which allows for borrowings of up to $350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to .15% is paid quarterly on the total commitment amount.
At June 30, 1996, there was $123,260 outstanding under this agreement at a weighted average interest rate of 6.25%. These credit agreements disclosed above contain financial compliance provisions that contain certain restrictions on levels of net worth, debt, equity, liens, letters of credit and guarantees.

     The Company's outstanding commercial paper and other borrowings under its various credit facilities at June 30, 1996 are classified as long-term debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under the Company's shelf registration.

     In August 1995, the Company entered into a French revolving credit agreement with a 364-day term which allows for borrowings, in French francs, up to $150,000. Borrowings under the facility were used to provide short term financing for the purchase of OGF/PFG. In July 1996, the facility was extended to February 1997 and the borrowing limit was reduced to $50,000. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of .075% is paid quarterly on the total commitment amount. At June 30, 1996, there were no borrowings outstanding under this agreement.

     In May 1996, the Company issued $300,000 of notes which were sold through an underwritten public offering pursuant to the Company's $1,000,000 shelf registration that became effective in September 1995. These notes were issued in two tranches of $150,000 each with maturities in June 2001 and 2006 and interest rates of 6.75% and 7.20%, respectively. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's French revolving credit agreement as well as a portion of the indebtedness under commercial paper backed by the Company's primary revolving agreement.

     During the three months ended June 30, 1996, pursuant to the Company's shelf registration as filed with the Commission, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                             SUBSIDIARY                             AMOUNT
                             ----------                             ------
     SCI California Funeral Services, Inc. . . . . . . . . . .      $   662
     SCI Funeral Services of New York, Inc.  . . . . . . . . .        1,500
     SCI North Carolina Funeral Services, Inc. . . . . . . . .          604


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

     In January 1996, the Company entered into cross-currency and interest rate swaps that convert approximately $200 million of US denominated fixed rate debt into French Franc denominated fixed rate debt in order to more fully hedge the Company's net investment in France on an after-tax basis. Additionally, in March 1996, as part of the Company's ongoing interest rate management, the Company entered into interest rate swaps that convert the interest rate indices on approximately $200 million of debt previously swapped into French Francs from French interest rates to German interest rates, payable in French Francs.

    In May 1996, the Company used approximately $100,000 to repay amounts outstanding under the French revolving credit agreement. Therefore, the Company entered into a cross-currency interest rate swap that converted $100,000 of the 7.20% notes proceeds (see footnote five above) into French Franc denominated floating rate debt in order to maintain the Company's hedge of its net investment in France. Additionally, in May 1996, as part of the Company's ongoing interest rate management, the Company entered into interest rate swaps that convert the interest paid on $100,000 of the 6.75% notes proceeds (see footnote five above) into U.S. dollar floating rates.

     The net fair value of the Company's various swap agreements at June 30, 1996, was obtained from counterparties to the agreements. The counterparties estimate the Company would pay $12,998 to terminate the swap agreements based upon the existing terms and current market conditions.

7.   RATIO OF EARNINGS TO FIXED CHARGES

                                       Six Months Ended June 30,
                                    1996                      1995
                                    ------------------------------
                                    3.26                      2.94

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

Set forth below is certain June 30, summary financial information for
International:

                                     1996           1995
                                 ---------------------------
Revenues  . . . . . . . . . .     $  444,652    $  109,377
                                  ==========    ==========

Gross profit  . . . . . . . .     $   73,386    $   32,666
                                  ==========    ==========

Net income  . . . . . . . . .     $   25,421    $    5,009
                                  ==========    ==========

Current assets  . . . . . . .     $  215,634    $   40,783
Non-current assets  . . . . .      2,279,800       921,550
                                  ----------    ----------
Total assets  . . . . . . . .     $2,495,434    $  962,333
                                  ==========    ==========

Current liabilities . . . . .     $  274,661    $   70,610
Non-current liabilities . . .      1,622,975       816,900
                                 -----------    ----------
Total liabilities . . . . . .     $1,897,636    $  887,510
                                  ==========    ==========

Stockholder's equity  . . . .     $  597,798    $   74,823
                                  ==========    ==========

9.  SUBSEQUENT EVENTS

On June 13, 1996, the Company's Board of Directors approved a two-for-one split of its common stock to be effected as a stock dividend. On August 8, 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. The stock dividend is payable on August 30, 1996, to shareholders of record as of August 16, 1996. The stock related data in the consolidated financial statements has not been restated for this subsequent event.

On August 8, 1996, the Company's Board of Directors authorized the purchase of up to 2,500,000 shares of Company common stock (or 5,000,000 shares after the two-for-one stock split discussed above).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)

OVERVIEW:

The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American, United Kingdom and Australian operations and is proceeding with implementation in its French operations which were acquired in August 1995. The Company has approximately 276 clusters throughout North America, the United Kingdom and Australia, which range in size from two operations to 66 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

                         SIX MONTHS ENDED JUNE 30, 1996

                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS:

Segment information for the Company's three lines of business was as follows:

                                                                                                          Percentage
                                                 Six Months Ended June 30,                    Increase    Increase
                                                1996                   1995                  (Decrease)  (Decrease)
                                           -----------------------------------------------------------------------------
   Revenues:
      Funeral   . . . . . . . . . . .      $  830,000                $  479,969             $  350,031      72.9%
      Cemetery  . . . . . . . . . . .         299,616                   211,797                 87,819      41.5
      Financial services  . . . . . .          10,586                     9,996                    590       5.9
                                           ----------                ----------             ----------
                                            1,140,202                   701,762                438,440      62.5

   Costs and expenses:
      Funeral   . . . . . . . . . . .         636,887                   335,878                301,009      89.6
      Cemetery  . . . . . . . . . . .         193,285                   136,851                 56,434      41.2
      Financial services  . . . . . .           5,799                     6,376                   (577)     (9.0)
                                           ----------                ----------             ----------
                                              835,971                   479,105                356,866      74.5

   Gross profit and margin percentage:
      Funeral   . . . . . . . . . . .         193,113    23.3%          144,091   30.0%         49,022      34.0
      Cemetery  . . . . . . . . . . .         106,331    35.5            74,946   35.4          31,385      41.9
      Financial services  . . . . . .           4,787    45.2             3,620   36.2           1,167      32.2
                                           ----------                ----------             ----------
                                           $  304,231    26.7%       $  222,657   31.7%     $   81,574      36.6%
                                           ==========                ==========             ==========

Funeral

Funeral revenues were as follows:

                                                    Six Months Ended June 30,                     Percentage
                                                      1996            1995        Increase         Increase
                                                   ------------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   397,533    $  361,132     $   36,401         10.1%
    Other European*   . . . . . . . . . . . .           73,299        66,290          7,009         10.6
    Other Foreign**   . . . . . . . . . . . .           48,113        41,632          6,481         15.6
                                                   -----------    ----------     ----------         ----
                                                       518,945       469,054         49,891         10.6
                                                   -----------    ----------     ----------         ----
New clusters:***
    United States   . . . . . . . . . . . . .           10,513         3,272          7,241
    Other European  . . . . . . . . . . . . .           13,209           400         12,809
    Other Foreign   . . . . . . . . . . . . .            7,025           408          6,617
    France  . . . . . . . . . . . . . . . . .          272,433            -         272,433
                                                   -----------    ----------     ----------
                                                       303,180         4,080        299,100
                                                   -----------    ----------     ----------
Non-cluster and disposed operations . . . . .            7,875         6,835          1,040
                                                   -----------    ----------     ----------
    Total funeral revenues  . . . . . . . . .      $   830,000    $  479,969     $  350,031         72.9%
                                                   ===========    ==========     ==========



    The $49,891 increase in revenues from existing clusters was the result of a 5.5% increase in the number of funeral services performed (168,467 compared to 159,682) and a 4.9% higher average sales price ($3,080 compared to $2,937). Acquisitions since the beginning of 1995, included in existing clusters,
accounted for $39,154 of the existing cluster revenue increase.   The remaining
increase of $10,737 was contributed by existing cluster locations acquired before 1995. The increase in Other European new cluster revenue is primarily due to new European operations added by the OGF/PFG acquisition (see note three to the consolidated financial statements). Future growth through acquisitions is considered likely.

    During the six months ended June 30, 1996, the Company sold $269,013 of prearranged funeral services compared to $171,474 for the same period in 1995. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The Company's emphasis on sales of prearranged funerals is expected to continue.

    Funeral costs and expenses were as follows:


                                                    Six Months Ended June 30,                     Percentage
                                                      1996            1995        Increase         Increase
                                                   ------------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   253,117    $  234,928     $   18,189          7.7%
    Other European*   . . . . . . . . . . . .           52,632        49,087          3,545          7.2
    Other Foreign**   . . . . . . . . . . . .           31,620        27,734          3,886         14.0
                                                   -----------    ----------     ----------         ----
                                                       337,369       311,749         25,620          8.2
                                                   -----------    ----------     ----------         ----

New clusters:***
    United States   . . . . . . . . . . . . .            7,679         2,428          5,251
    Other European  . . . . . . . . . . . . .           11,530           200         11,330
    Other Foreign   . . . . . . . . . . . . .            4,750           296          4,454
    France  . . . . . . . . . . . . . . . . .          237,130            -         237,130
                                                   -----------    ----------     ----------
                                                       261,089         2,924        258,165
                                                   -----------    ----------     ----------
Non-cluster and disposed operations . . . . .            8,140         6,380          1,760
Administrative overhead . . . . . . . . . . .           30,289        14,825         15,464        104.3
                                                   -----------    ----------     ----------
    Total funeral costs and expenses  . . . .      $   636,887    $  335,878     $  301,009         89.6%
                                                   ===========    ==========     ==========



- -----------------------------------------------

*   Other European primarily includes United Kingdom operations.
**  Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

    The gross profit margin for existing clusters increased to 35.0% from 33.5% last year. This gross profit margin increase reflects a period to period increase in the gross profit margin contributed by existing cluster locations acquired before 1995. Locations acquired since the beginning of 1995, included in existing clusters, accounted for $27,220 of the existing cluster cost increase, while costs from existing cluster locations acquired before 1995 decreased $1,600 in 1996. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.

    The overall funeral gross profit margin declined during the first six months of 1996 (23.3% compared to 30.0% for the comparable period last year). Contributing to this decline were the Company's French operations which were acquired in August 1995. The French gross profit margin of 13.0% (before administrative overhead) is consistent with the Company's expectations for these operations which have historically produced lower gross profit margins than the Company's other operations.

    Administrative overhead costs increased due primarily to the French operations. When administrative overhead costs are expressed as a percentage of total funeral revenues, they increased to 3.6% compared to 3.1% last year.

Cemetery

Cemetery revenues were as follows:


                                                    Six Months Ended June 30,                     Percentage
                                                      1996            1995        Increase         Increase
                                                   ------------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   251,135    $  183,612     $   67,523         36.8%
    Other European*   . . . . . . . . . . . .            7,090         5,903          1,187         20.1
    Other Foreign**   . . . . . . . . . . . .           22,185        18,612          3,573         19.2
                                                   -----------    ----------     ----------        -----
                                                       280,410       208,127         72,283         34.7
                                                   -----------    ----------     ----------        -----
New clusters:***
    United States   . . . . . . . . . . . . .           17,130         2,138         14,992
    Other European  . . . . . . . . . . . . .              353            67            286
    Other Foreign   . . . . . . . . . . . . .               -             -              -
                                                   -----------    ----------     ----------
                                                        17,483         2,205         15,278
                                                   -----------    ----------     ----------
Non-cluster and disposed operations . . . . .            1,723         1,465            258
                                                   -----------    ----------     ----------
    Total cemetery revenues   . . . . . . . .      $   299,616    $  211,797     $   87,819         41.5%
                                                   ===========    ==========     ==========

    Revenues from the existing clusters increased $67,523 due primarily to increased preneed sales for property and merchandise as well as higher average sales prices for these items. Additionally, increased amounts of earnings and realization of portfolio gains from cemetery trust funds contributed to the increase. Included in the existing cluster increase were $51,588 in increased revenues from cemeteries acquired since the beginning of 1995. The Company plans to continue to emphasize the selling of preneed cemetery property and merchandise by maintaining an active and well-trained sales force. Future growth through acquisitions is considered likely.



- -----------------------------------------------

*   Other European primarily includes United Kingdom operations.
**  Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

    Cemetery costs and expenses were as follows:


                                                    Six Months Ended June 30,                     Percentage
                                                      1996            1995        Increase         Increase
                                                   ------------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   150,418    $   112,262     $   38,156         34.0%
    Other European*   . . . . . . . . . . . .            4,170          3,093          1,077         34.8
    Other Foreign**   . . . . . . . . . . . .           11,970          9,932          2,038         20.5
                                                   -----------    -----------     ----------         ----
                                                       166,558        125,287         41,271         32.9
                                                   -----------    -----------     ----------         ----
New clusters:***
    United States   . . . . . . . . . . . . .           10,527          1,601          8,926
    Other European  . . . . . . . . . . . . .              287             54            233
    Other Foreign   . . . . . . . . . . . . .                -              -              -
                                                   -----------    -----------     ----------
                                                        10,814          1,655          9,159
                                                   -----------    -----------     ----------
Non-cluster and disposed operations . . . . .            2,746          1,253          1,493
Administrative overhead . . . . . . . . . . .           13,167          8,656          4,511         52.1
                                                   -----------    -----------     ----------
    Total cemetery costs and expenses   . . .      $   193,285    $   136,851     $   56,434         41.2%
                                                   ===========    ===========     ==========

     Costs and expenses from existing clusters increased $41,271 due primarily to an increase of $30,388 at cemeteries acquired since the beginning of 1995, while costs from existing cluster cemeteries acquired before 1995 increased $10,883. The gross profit margin for existing clusters increased to 40.6% from 39.8% during the first six months of 1995. The overall cemetery gross profit margin increased slightly from 35.4% during the first six months of 1995 to 35.5% in the comparable period in 1996.

Financial Services

The Company's wholly owned finance subsidiary, Provident Services, Inc. (Provident) reported a gross profit increase of $1,167 during the six months ended June 30, 1996, compared with the same period in 1995. Provident's average outstanding loan portfolio during the current six month period increased to $225,443 compared to $203,589 in the same period in 1995 while the average interest rate spread increased slightly to 3.75% compared to 3.69%, respectively.

Other Income and Expenses

Expressed as a percentage of revenues, general and administrative expenses declined to 2.5% in the first six months of 1996 compared to 3.3% in the first six months of 1995. These expenses increased $5,070 or 21.6% period to period primarily from corporate personnel and travel costs.

     Interest expense, which excludes the amount incurred through financial service operations, increased $14,122 or 26.7% period to period. The 1996 increase in interest expense is the result of an increase of approximately $400,000 in the Company's average debt (excluding debt related to financial service operations) outstanding during the six months ended June 30, 1996 compared to the same period in 1995. The 1996 increase in the Company's average debt is due primarily to additional debt associated with acquisitions. The increased interest associated with the higher debt level was slightly offset by a lower average interest rate in 1996.

    The provision for income taxes reflected a 36.4% effective tax rate for the year to date period ended June 30, 1996, as compared to a 38.9% effective tax rate for the comparable period last year. The decrease in the effective tax rate is due primarily to lower taxes from international operations.

- ------------------------------------------
*   Other European primarily includes United Kingdom operations.
**  Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

                        THREE MONTHS ENDED JUNE 30, 1996

                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS:

Segment information for the Company's three lines of business was as follows:

                                                                                                     Percentage
                                              Three Months Ended June 30,             Increase        Increase
                                              1996                 1995              (Decrease)      (Decrease)
                                         ----------------------------------------------------------------------
   Revenues:
      Funeral   . . . . . . . . . . .      $ 405,300            $  237,213           $  168,087         70.9%
      Cemetery  . . . . . . . . . . .        154,054               111,400               42,654         38.3
      Financial services  . . . . . .          5,395                 5,036                  359          7.1
                                           ---------            ----------           ----------
                                             564,749               353,649              211,100         59.7

   Costs and expenses:
      Funeral   . . . . . . . . . . .        318,346               171,407              146,939         85.7
      Cemetery  . . . . . . . . . . .         99,472                73,089               26,383         36.1
      Financial services  . . . . . .          2,868                 3,171                 (303)        (9.6)
                                           ---------            ----------           ----------
                                             420,686               247,667              173,019         69.9

   Gross profit and margin percentage:
      Funeral   . . . . . . . . . . .         86,954    21.5%       65,806   27.7%       21,148         32.1
      Cemetery  . . . . . . . . . . .         54,582    35.4        38,311   34.4        16,271         42.5
      Financial services  . . . . . .          2,527    46.8         1,865   37.0           662         35.5
                                           ---------            ----------           ----------
                                           $ 144,063    25.5%   $  105,982   30.0%   $   38,081         35.9%
                                           =========            ==========           ==========

Funeral

Funeral revenues were as follows:

                                                                                                   Percentage
                                                  Three Months Ended June 30,      Increase         Increase
                                                      1996            1995        (Decrease)       (Decrease)
                                                   --------------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   194,331    $  179,420     $   14,911          8.3%
    Other European*   . . . . . . . . . . . .           32,508        32,607            (99)        (0.3)
    Other Foreign**   . . . . . . . . . . . .           25,089        21,852          3,237         14.8
                                                   -----------    ----------     ----------         ----
                                                       251,928       233,879         18,049          7.7
                                                   -----------    ----------     ----------         ----
New clusters:***
    United States   . . . . . . . . . . . . .            3,992          -             3,992
    Other European  . . . . . . . . . . . . .            6,436          -             6,436
    Other Foreign   . . . . . . . . . . . . .            3,766           198          3,568
    France  . . . . . . . . . . . . . . . . .          135,708          -           135,708
                                                   -----------    ----------     ----------
                                                       149,902           198        149,704
                                                   -----------    ----------     ----------
Non-cluster and disposed operations . . . . .            3,470         3,136            334
                                                   -----------    ----------     ----------
    Total funeral revenues  . . . . . . . . .      $   405,300    $  237,213     $  168,087         70.9%
                                                   ===========    ==========     ==========

- ------------------------------------------------------------

*   Other European primarily includes United Kingdom operations.
**  Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since April 1, 1995 for the period that those businesses were owned by the Company.

    The $18,049 increase in revenues from existing clusters was the result of a 2.9% increase in the number of funeral services performed (80,534 compared to 78,260) and a 4.7% higher average sales price ($3,128 compared to $2,988). Acquisitions since April 1, 1995, included in existing clusters, accounted for $18,031 of the existing cluster revenue increase. The remaining increase of $18 was derived from locations acquired before April 1, 1995.

    During the three months ended June 30, 1996, the Company sold $142,373 of prearranged funeral services compared to $90,994 for the same quarter in 1995.

    Funeral costs and expenses were as follows:

                                                                                                  Percentage
                                                  Three Months Ended June 30,     Increase         Increase
                                                      1996            1995       (Decrease)       (Decrease)
                                                   ----------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $  132,396     $ 121,682      $  10,714           8.8%
    Other European*   . . . . . . . . . . . .          23,803        24,762           (959)         (3.9)
    Other Foreign**   . . . . . . . . . . . .          16,537        14,710          1,827          12.4
                                                   ----------     ---------      ---------         -----
                                                      172,736       161,154         11,582           7.2
                                                   ----------     ---------      ---------         -----
New clusters:***
    United States   . . . . . . . . . . . . .           3,067          -             3,067
    Other European  . . . . . . . . . . . . .           5,835          -             5,835
    Other Foreign   . . . . . . . . . . . . .           2,302           140          2,162
    France  . . . . . . . . . . . . . . . . .         117,947          -           117,947
                                                   ----------     ---------      ---------
                                                      129,151           140        129,011
                                                   ----------     ---------      ---------
Non-cluster and disposed operations . . . . .            (528)        2,979         (3,507)
Administrative overhead . . . . . . . . . . .          16,987         7,134          9,853         138.1
                                                   ----------     ---------      ---------
    Total funeral costs and expenses  . . . .      $  318,346     $ 171,407      $ 146,939          85.7%
                                                   ==========     =========      =========

    The gross profit margin for existing clusters increased to 31.4% from 31.1% during the second quarter of 1995. Acquisitions since April 1, 1995, included in existing clusters, accounted for $12,757 of the existing cluster cost increase, while existing cluster locations acquired before April 1, 1995, had a cost decrease of $1,175.

    The overall funeral gross profit margin declined during the second quarter of 1996 (21.5% compared to 27.7% for the comparable period last year). Contributing to this quarter to quarter decline were the Company's French operations which were acquired in August 1995. The French gross profit margin of 13.1% (before administrative overhead) is consistent with the Company's expectations for these operations which have historically produced lower gross profit margins than the Company's other operations.

    Administrative overhead costs increased due primarily to the French operations. When administrative overhead costs are expressed as a percentage of total funeral revenues, they increased to 4.2% compared to 3.0% during the three months ended June 30, 1995.

- -------------------------------------------------
*   Other European primarily includes United Kingdom operations.
**  Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since April 1, 1995 for the period that those businesses were owned by the Company.

Cemetery

Cemetery revenues were as follows:

                                                  Three Months Ended June 30,     Increase        Percentage
                                                      1996            1995       (Decrease)        Increase
                                                  -----------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $   131,973    $   97,916     $  34,057         34.8%
    Other European*   . . . . . . . . . . . .            3,445         2,830           615         21.7
    Other Foreign**   . . . . . . . . . . . .           11,378         9,998         1,380         13.8
                                                   -----------    ----------     ---------         ----
                                                       146,796       110,744        36,052         32.6
                                                   -----------    ----------     ---------         ----
New clusters:***
    United States   . . . . . . . . . . . . .            6,678          -            6,678
    Other European  . . . . . . . . . . . . .              159            67            92
    Other Foreign   . . . . . . . . . . . . .             -             -             -
                                                   -----------    ----------     ---------
                                                         6,837            67         6,770
                                                   -----------    ----------     ---------
Non-cluster and disposed operations . . . . .              421           589          (168)
                                                   -----------    ----------     ---------
    Total cemetery revenues   . . . . . . . .      $   154,054    $  111,400     $  42,654         38.3%
                                                   ===========    ==========     =========

    Revenues from the existing clusters increased $36,052 due primarily to increased preneed sales for property and merchandise as well as higher average sales prices for these items. Additionally, increased amounts of earnings and realization of portfolio gains from cemetery trust funds contributed to the increase. Included in the existing cluster increase were $26,124 in increased revenues from cemeteries acquired since April 1, 1995.

    Cemetery costs and expenses were as follows:

                                                  Three Months Ended June 30,                     Percentage
                                                      1996            1995        Increase         Increase
                                               ---------------------------------------------------------------
Existing clusters:
    United States   . . . . . . . . . . . . .      $    79,212    $   61,681     $   17,531         28.4%
    Other European*   . . . . . . . . . . . .            2,244         1,452            792         54.5
    Other Foreign**   . . . . . . . . . . . .            6,189         5,288            901         17.0
                                                   -----------    ----------     ----------         ----
                                                        87,645        68,421         19,224         28.1
                                                   -----------    ----------     ----------         ----
New clusters:***
    United States   . . . . . . . . . . . . .            3,881         -              3,881
    Other European  . . . . . . . . . . . . .              145            51             94
    Other Foreign   . . . . . . . . . . . . .             -            -              -
                                                   -----------    ----------     ----------
                                                         4,026            51          3,975
                                                   -----------    ----------     ----------
Non-cluster and disposed operations . . . . .            1,084           680            404
Administrative overhead . . . . . . . . . . .            6,717         3,937          2,780         70.6
                                                   -----------    ----------     ----------
    Total cemetery costs and expenses   . . .      $    99,472    $   73,089     $   26,383         36.1%
                                                   ===========    ==========     ==========

    Costs and expenses from existing clusters increased $19,224 due primarily to an increase of $15,405 at cemeteries acquired since April 1, 1995. The overall cemetery gross profit margin increased to 35.4% from 34.4% quarter to quarter.

- -------------------------------------------------
*   Other European primarily includes United Kingdom operations.
**  Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since April 1, 1995 for the period that those businesses were owned by the Company.

Financial Services

Provident reported a gross profit increase of $662 in the current quarter compared with the same quarter in 1995. Provident's average outstanding loan portfolio during the current quarter increased to $230,637 compared to $201,964 last year, while the average interest rate spread increased slightly to 3.81% compared to 3.75% during the second quarter of 1995.

Other Income and Expenses

Expressed as a percentage of revenues, general and administrative expenses declined to 2.6% in the second quarter of 1996 compared to 3.1% in the comparable period in 1995. These expenses increased $3,768 or 34.2% quarter to quarter primarily from increased personnel costs.

    Interest expense, which excludes the amount incurred through financial service operations, increased $6,720 or 24.4% quarter to quarter. The 1996 increase in interest expense is the result of an increase of approximately $469,000 in the Company's average debt (excluding debt related to financial service operations) outstanding during the quarter ended June 30, 1996 compared to the same quarter in 1995. The increased interest associated with the higher debt level was offset by a lower average interest rate quarter to quarter.

    The provision for income taxes reflected a 36.2% effective tax rate for the quarter ended June 30, 1996 as compared to a 38.9% effective tax rate for the comparable period last year. The decrease in the effective tax rate is due primarily to lower taxes from international operations.

FINANCIAL CONDITION AND LIQUIDITY AT JUNE 30, 1996:

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

    At June 30, 1996, the Company had net working capital of $275,907 and a current ratio of 1.61:1, compared to working capital of $45,527 and a current ratio of 1.08:1 at December 31, 1995.

Debt

The Company's primary revolving credit agreements allow for borrowings of up to $800,000. At June 30, 1996, there was approximately $323,000 of borrowings outstanding under these agreements. In July 1996, the Company repaid $88,700 of borrowings outstanding under these agreements. Also in July 1996, the Company's French revolving credit facility was extended to February 1997 with a borrowing capacity of $50,000. At June 30, 1996, there were no borrowings outstanding under this agreement. After giving effect to the interest rate and cross-currency interest rate swaps discussed more fully in note six to the consolidated financial statements, the Company's total debt has been converted into approximately $1,360,000 of fixed interest rate debt at a weighted average rate of 7.78% and approximately $822,000 of floating interest rate debt at a weighted average rate of 5.70%. In general, interest rates are managed such that 30% to 50% of the total debt (excluding debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations.

SOURCES AND USES OF CASH

Cash flows from operating activities: Net cash provided by operating activities was $62,266 for the six months ended June 30, 1996, compared to $36,968 for the same period in 1995, an increase of $25,298. Primary sources of this increase include $46,127 of increased net income as well as $21,830 and $10,873, respectively, of increased non-cash adjustments for depreciation and amortization and provision for deferred income taxes. The cash flow impact from changes in other liabilities resulted primarily from the timing of payments related to interest and operating payables.

Cash flows from investing activities: Net cash used in investing activities was $283,915 for the six months ended June 30, 1996, compared to $216,649 for the same period in 1995. This use of cash primarily reflects the Company's acquisition of funeral service locations and cemeteries, detailed in note three to the consolidated financial statements. In May 1996, the Company used $36,702 of cash to increase its investment in an existing equity investee. In addition to acquisitions, capital expenditures including new construction of facilities and major improvements to existing properties, continue to require significant amounts of cash.

Cash flows from financing activities: Net cash provided by financing activities was $290,737 for the six months ended June 30, 1996, compared to a net use of cash of $18,409 for the same period in 1995. During 1996, cash inflows from financing activities included $112,878 of increased net borrowings under revolving credit agreements and proceeds from the May 1996 issuance of $300,000 of notes issued in two tranches of $150,000 each (6.75% and 7.20% due in 2001 and 2006, respectively). The increase in revolving credit relates primarily to an increase of $180,000 in commercial paper outstanding backed by the Company's primary revolving credit agreement, partially offset by the $99,000 payoff of French revolving credit. Other cash outflows during 1996 include $27,003 of dividends paid and $98,961 of debt payments, of which $53,500 were payments of short-term promissory notes issued in the 1995 Gibraltar acquisition.

    The Company believes that debt service is manageable at the current levels of debt outstanding. As of June 30, 1996, the Company's debt to capitalization ratio was 48.9% compared to 46.3% at December 31, 1995. The interest rate coverage ratio for the six months ended June 30, 1996 was 3.71:1, compared to 3.27:1 for the same period in 1995. This interest rate coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

    The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At June 30, 1996, the Company had approximately $477,000 of available borrowings under its primary and multi-currency credit facilities. As of June 30, 1996, the Company had the ability to issue $77,000 in securities registered with the Commission. The Company anticipates filing a registration statement with the Commission in the near future which will increase the amount of securities available for issuance from $77,000 to $1,000,000. Additionally, the Company has 10,000,000 shares of common stock and $246,000 of guaranteed promissory notes and convertible debentures registered with the Commission to be used exclusively for future acquisitions.

                       SERVICE CORPORATION INTERNATIONAL

                          PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 9, 1996, the Company held its annual meeting of shareholders and the shareholders elected five directors. The shares voting on the director nominees were cast as follows:

                                                                   Abstentions or      Broker
                      Nominee                       Votes For      Votes Withheld     Non-votes
                      -------                     -------------   ----------------    ---------
           Jack Finkelstein . . . . . . . . . . .   97,028,344      1,473,941            -0-
           James H. Greer   . . . . . . . . . . .   97,038,098      1,464,187            -0-
           L. William Heiligbrodt . . . . . . . .   97,059,501      1,442,784            -0-
           Clifton H. Morris, Jr.   . . . . . . .   97,062,438      1,439,847            -0-
           W. Blair Waltrip   . . . . . . . . . .   97,050,267      1,452,018            -0-




          In addition, the shareholders approved the Company's 1996 Incentive Plan which is described in the Company's proxy statement dated April 15, 1996. The shares voting were cast as follows:

                                                                           Abstentions
                                                                            Or Votes          Broker
              Proposal                      Votes For    Votes Against      Withheld        Non-votes
              --------                     -----------   -------------   ------------     -------------
          1996 Incentive Plan . . . . . .   76,781,336   10,177,639       1,858,237         9,685,073

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11.1    Computation of earnings per share.

               12.1 Ratio of earnings to fixed charges for the six months ended June 30, 1996 and 1995.

               27      Financial data schedule.

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1996, the Company filed a Form 8-K dated April 16, 1996, reporting under "Item 5. Other Events" certain information regarding acquisitions in 1995, including unaudited proforma combined financial information concerning all operations acquired during 1995 as well as certain financings.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1996

                                 SERVICE CORPORATION INTERNATIONAL

                                 By: /s/ George R. Champagne
                                    -------------------------------------------
                                      George R. Champagne
                                      Senior Vice President
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.            DESCRIPTION
- -----------            -----------
   11.1         Computation of earnings per share.

   12.1         Ratio of earnings to fixed charges for the six months ended June 30, 1996 and 1995.

   27           Financial data schedule.