Form 10-Q
period 1996-09-30
SERVICE CORPORATION INTERNATIONAL
filed 1996-11-14
CIK 89089

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549




     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM            TO
                                                 -----------   -----------

                        COMMISSION FILE NUMBER 1-6402-1

                              --------------------

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.
YES  X   NO
    ---     ---

The number of shares outstanding of the registrant's common stock as of November 8, 1996, was 235,691,716 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL



                                     INDEX

                                                                                   Page

Part I.   Financial Information

          Consolidated Statement of Income (Unaudited) -
            Three Months Ended and Nine Months Ended September 30, 1996 and 1995     3

          Consolidated Balance Sheet -
            September 30, 1996 (Unaudited) and December 31, 1995                     4

          Consolidated Statement of Cash Flows (Unaudited) -
            Nine Months Ended September 30, 1996 and 1995                            5

          Consolidated Statement of Stockholders' Equity (Unaudited) -
            Nine Months Ended September 30, 1996                                     6

          Notes to the Consolidated Financial Statements (Unaudited)              7-13

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            14-24



Part II.  Other Information                                                         25

          Signature                                                                 25

                       SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)





(Dollars in thousands, except per share amounts)
(All common stock and per share data has been             Three Months Ended                    Nine Months Ended
restated for a two-for-one common stock split                September 30,                        September 30,
on August 30, 1996)                                     1996               1995               1996              1995
-------------------------------------------------------------------------------------------------------------------------

Revenues .......................................     $ 544,500           $ 403,491         $ 1,684,702        $1,105,253
Costs and expenses .............................      (413,122)           (297,767)         (1,249,093)         (776,872)
                                                     ---------           ---------         -----------        ----------
Gross profit ...................................       131,378             105,724             435,609           328,381

General and administrative expenses ............       (12,296)            (12,206)            (40,837)          (35,677)
                                                     ---------           ---------         -----------        ----------
Income from operations .........................       119,082              93,518             394,772           292,704

Interest expense ...............................       (35,995)            (32,254)           (102,926)          (85,063)
Dividends on preferred securities of SCI
    Finance LLC ................................        (2,695)             (2,695)             (8,086)           (8,086)
Other income ...................................         8,382               3,453              15,805             6,526
                                                     ---------           ---------         -----------        ----------
                                                       (30,308)            (31,496)            (95,207)          (86,623)
                                                     ---------           ---------         -----------        ----------

Income before income taxes .....................        88,774              62,022             299,565           206,081
Provision for income taxes .....................       (31,379)            (22,886)           (108,023)          (78,925)
                                                     ---------           ---------         -----------        ----------

Net income .....................................     $  57,395           $  39,136         $   191,542        $  127,156
                                                     =========           =========         ===========        ==========

Earnings per share:
    Primary ....................................     $     .24           $     .20         $       .80        $      .65
                                                     =========           =========         ===========        ==========
    Fully diluted ..............................     $     .23           $     .18         $       .77        $      .61
                                                     =========           =========         ===========        ==========


Dividends per share ............................     $     .06           $    .055         $       .18        $     .165
                                                     =========           =========         ===========        ==========

Weighted average number of shares
    and equivalents ............................       241,875             197,094             240,843           194,670
                                                     =========           =========         ===========        ==========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET


                                                                                                    September 30,
(Dollars in thousands, except per share amounts)                                                        1996       December 31,
(All common stock data has been restated for a two-for-one common stock split on August 30, 1996)    (Unaudited)       1995
------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents ..................................................................     $   16,436    $   29,735
     Receivables, net of allowances .............................................................        451,351       448,941
     Inventories ................................................................................        140,627       120,805
     Other ......................................................................................         43,343        32,371
                                                                                                      ----------    ----------
         Total current assets ...................................................................        651,757       631,852
                                                                                                      ----------    ----------

Investments - insurance subsidiary ..............................................................        581,198       557,335
Prearranged funeral contracts ...................................................................      2,053,080     1,811,597
Long-term receivables ...........................................................................        767,067       762,891
Cemetery property, at cost ......................................................................      1,300,776     1,162,556
Property, plant and equipment, at cost (net) ....................................................      1,375,138     1,273,722
Deferred charges and other assets ...............................................................        357,636       312,053
Names and reputations (net) .....................................................................      1,252,526     1,152,215
                                                                                                      ----------    ----------
                                                                                                      $8,339,178    $7,664,221
                                                                                                      ==========    ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ...................................................     $  356,053    $  393,191
     Income taxes ...............................................................................         74,945        68,574
     Current maturities of long-term debt .......................................................         65,969       122,237
                                                                                                      ----------    ----------
          Total current liabilities .............................................................        496,967       584,002
                                                                                                      ----------    ----------

Long-term debt ..................................................................................      1,953,333     1,732,047
Deferred income taxes ...........................................................................        478,405       437,840
Other liabilities ...............................................................................        469,237       400,434
Deferred prearranged funeral contract revenues ..................................................      2,625,523     2,362,053
Company obligated, mandatorily redeemable, convertible preferred securities of SCI Finance LLC, whose principal asset is a 6.25%,
     $216,315 note from the Company .............................................................        172,500       172,500
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
          235,642,346 and 234,542,172, respectively, issued and outstanding .....................        235,642       234,542
     Capital in excess of par value .............................................................      1,222,573     1,214,708
     Retained earnings ..........................................................................        668,540       518,562
     Foreign translation adjustment and other ...................................................         16,458         7,533
                                                                                                      ----------    ----------
          Total stockholders' equity ............................................................      2,143,213     1,975,345
                                                                                                      ----------    ----------
                                                                                                      $8,339,178    $7,664,221
                                                                                                      ==========    ==========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Nine Months Ended September 30,
(Dollars in thousands)                                                                   1996              1995
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income ......................................................................     $ 191,542         $ 127,156
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................................       101,101            67,886
    Provision for deferred income taxes .........................................        38,058            17,689
    (Gain) from dispositions (net) ..............................................        (7,587)           (1,029)
    Change in assets and liabilities net of effects from acquisitions:
      (Increase) in receivables .................................................       (77,447)         (125,863)
      Net activity in prearranged funeral contracts and deferred revenues .......       (62,139)          (66,044)
      (Increase) in other  assets ...............................................       (58,428)          (10,451)
      Increase (decrease) in other liabilities ..................................       (25,767)           70,228
      Other .....................................................................           439            (6,209)
                                                                                      ---------         ---------
Net cash provided by operating activities .......................................        99,772            73,363
                                                                                      ---------         ---------
Cash flows from investing activities:
    Capital expenditures ........................................................      (110,675)          (75,259)
    Proceeds from sales of property and equipment ...............................        22,646             4,137
    Acquisitions, net of cash acquired ..........................................      (212,850)         (588,314)
    Loans issued by finance subsidiary ..........................................       (64,945)          (23,572)
    Principal payments received on loans by finance subsidiary ..................       153,716            17,334
    Change in investments and other .............................................       (27,146)          (12,635)
                                                                                      ---------         ---------
Net cash (used in) investing activities .........................................      (239,254)         (678,309)
                                                                                      ---------         ---------
Cash flows from financing activities:
    Increase (decrease) in borrowings under revolving credit agreements .........       (32,387)          543,534
    Long-term debt issued .......................................................       300,000           300,000
    Payments of debt ............................................................      (104,584)         (278,158)
    Common stock issued .........................................................             -            19,266
    Dividends paid ..............................................................       (41,123)          (31,196)
    Exercise of stock options and other .........................................         4,277             3,304
                                                                                      ---------         ---------
Net cash provided by financing activities .......................................       126,183           556,750
                                                                                      ---------         ---------
Net (decrease) in cash and cash equivalents .....................................       (13,299)          (48,196)
Cash and cash equivalents at beginning of period ................................        29,735           218,341
                                                                                      ---------         ---------
Cash and cash equivalents at end of period.............. ........................     $  16,436         $ 170,145
                                                                                      =========         =========
Cash paid for:
    Interest ....................................................................     $  91,027         $  89,974
                                                                                      =========         =========
    Taxes .......................................................................     $  61,122         $  41,212
                                                                                      =========         =========
Non cash transactions:
    Common stock issued under restricted stock plans ............................     $   1,278         $   1,809
                                                                                      =========         =========
    Common stock issued in acquisitions .........................................     $   3,277         $   5,598
                                                                                      =========         =========
    Debt issued in acquisitions .................................................     $   7,500         $  46,385
                                                                                      =========         =========
    Debenture conversions to common stock .......................................     $     790         $  44,852
                                                                                      =========         =========

(See notes to consolidated financial statements)

                      SERVICE CORPORATION INTERNATIONAL
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                 Foreign
(Dollars in thousands, except per share amounts)                         Capital in            translation
(All common stock and per share data has been restated for a    Common   excess of   Retained  adjustment
two-for-one common stock split on August 30, 1996)              stock    par value   earnings   and other
----------------------------------------------------------------------------------------------------------

Balance at December 31, 1995 ................................  $234,542  $1,214,708  $518,562     $ 7,533
 Net income .................................................         -           -   191,542           -
 Common stock issued:
   Stock option exercises and stock grants ..................       651       4,247         -           -
   Acquisitions .............................................       378       2,899       796           -
   Debenture conversion                                              71         719         -           -
 Dividends on common stock ($.18 per share)                           -           -   (42,360)           -
 Foreign translation adjustment and other ...................         -           -         -       8,925
                                                               --------  ----------  --------     -------

Balance at September 30, 1996 ...............................  $235,642  $1,222,573  $668,540     $16,458
                                                               ========  ==========  ========     =======


(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1. NATURE OF OPERATIONS

The Company is the largest provider of death care services in the world. At September 30, 1996, the Company operated 2,864 funeral service locations, 335 cemeteries and 147 crematoria located in North America, Europe and the Pacific Rim.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses.
Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain locations contain crematoria. The Company markets prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on both an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also contain crematoria.

     The Company's financial services segment consists of a finance subsidiary, Provident Services, Inc. ("Provident"). Provident provides capital financing to independent funeral home and cemetery operators.

2. ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for the three and nine months ended September 30, 1996 and 1995 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1995 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period balances to conform to the current period presentation with no effect on previously reported net income.

Names and Reputations

The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in "Names and reputations" and are generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral businesses. Additionally, the death care industry has historically exhibited stable cash flows as well as a low failure rate. The Company monitors the recoverability of names and reputations based on projections of future undiscounted cash flows of the acquired businesses.

Evaluation of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 121 requires the Company to monitor the recoverability of its long-lived assets on an ongoing basis as events or circumstances indicate that carrying values may not be recoverable. In accordance with FAS 121 assets are primarily grouped at the cluster level.

3. ACQUISITIONS

The Company acquired 153 funeral service locations, 25 cemeteries and one crematory during the nine month period ended September 30, 1996 (1,160 funeral service locations, 30 cemeteries and 29 crematoria during the nine months ended September 30, 1995). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company, issued or assumed debt and the retirement of loans receivable issued by Provident. The operating results of all of these acquisitions have been included since their respective dates of acquisition.

     The effect of acquisitions on the consolidated balance sheet at September 30, was as follows:


                                                         1996        1995
---------------------------------------------------------------------------

    Current assets ..................................  $ 25,631   $ 148,790
    Investments - insurance subsidiary ..............         -     539,924
    Prearranged funeral contracts ...................    47,136      34,265
    Long-term receivables ...........................     7,610      51,388
    Cemetery property ...............................   125,204      78,857
    Property, plant and equipment ...................    68,778     360,887
    Deferred charges and other assets ...............    (4,171)     41,025
    Names and reputations ...........................    86,627     282,413
    Current liabilities .............................   (25,735)   (197,581)
    Long-term debt ..................................   (12,061)    (58,244)
    Deferred income taxes and other liabilities .....   (54,653)   (143,786)
    Deferred prearranged funeral contract revenues ..   (47,594)   (544,026)
    Stockholders' equity ............................    (3,922)     (5,598)
                                                       --------   ---------
          Cash used for acquisitions ................  $212,850   $ 588,314
                                                       ========   =========


     During the year ended December 31, 1995 and the nine months ended September 30, 1996 the Company acquired 1,416 funeral service locations, 124 cemeteries and 31 crematoria. Included in the above acquisitions, in August 1995, the Company acquired two French companies, Omnium de Gestion et de Financement S.A. and Pompes Funebres Generales S.A. ("OGF/PFG"), which when combined operated 1,099 funeral service locations, 28 crematoria and Auxia which primarily sells insurance policies in connection with OGF/PFG's prearranged funeral business. In October 1995, the Company purchased Gibraltar Mausoleum Corporation which operated 23 funeral service locations and 54 cemeteries. Additionally, in September 1995, the Company acquired the shares of Service Corporation International (Canada) Limited ("SCIC") not already owned by the Company, which made SCIC (formerly an approximate 70% owned subsidiary) a wholly owned subsidiary of the Company. The following unaudited condensed pro forma information assumes that the acquisition by the Company of all of the above operations took place on January 1, 1995. This information also assumes that the net proceeds from the Company's October 1995 public offerings of notes and Company common stock were issued at the beginning of 1995 and such proceeds were first applied toward the purchase price of OGF/PFG, with the excess net proceeds used to repay amounts outstanding under the Company's existing revolving credit facilities. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

                                           Nine Months Ended September 30,
                                                1996              1995
--------------------------------------------------------------------------


    Revenues ...........................     $1,718,038        $1,652,595
    Net income .........................     $  195,993        $  133,768
    Primary earnings per share .........     $      .81        $      .61
    Fully diluted earnings per share ...     $      .79        $      .58


     On October 3, 1996, subsidiaries of the Company jointly filed a registration statement on Form S-4 with the Commission (the "Exchange Offer Registration Statement") pursuant to which such subsidiaries would offer to acquire the outstanding shares of The Loewen Group Inc. ("Loewen") through an exchange offer, conditioned upon certain matters. Loewen is a Canadian based company that as of July 26, 1996, operates 909 funeral homes and 247 cemeteries in North America. When the Exchange Offer Registration Statement is declared effective by the Commission and the exchange offer is made, holders of Loewen's outstanding common shares will be offered the opportunity to exchange their shares for $45.00 worth of common stock of New Service Corporation International ("New SCI"), a wholly owned subsidiary of the Company, or, at the election of each Loewen shareholder, $45.00 worth of exchangeable shares of a Canadian subsidiary of New SCI, in each case subject to adjustment. Prior to consummation of the exchange offers, and subject to the approval of the Company's stockholders, the Company will merge with a wholly owned subsidiary of New SCI, and as a result thereof New SCI will hold all of the Company's common stock and shareholders of the Company will become shareholders of New SCI. New SCI will then be renamed Service Corporation International and will be a publicly traded entity on the New York Stock Exchange. The exchangeable shares will be convertible into, and are intended to be the economic and voting equivalent of, shares of New SCI common stock. Holders of Loewen Series C Preferred Stock will be offered the opportunity to exchange their shares for $29.51 worth of New SCI common stock or such exchangeable shares. The value of the New SCI common stock and exchangeable shares issued in this transaction is expected to be approximately $2.9 billion. In addition, Loewen has approximately $1.1 billion of indebtedness as of June 30, 1996.

        On October 10, 1996, Loewen's Board of Directors recommended that all Loewen shareholders reject the exchange offer. As of November 14, 1996, the Exchange Offer Registration Statement has not yet been declared effective by the Commission and the exchange offer has not been commenced. The Company expects that after the Exchange Offer Registration Statement has been declared effective New SCI and such Canadian subsidiary will proceed with the exchange offer for the outstanding Loewen shares.

4. PREARRANGED FUNERAL ACTIVITIES

The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the contract is signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers in North America, the United Kingdom, Australia, or in France, by the Company's insurance subsidiary, Auxia. Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "prearranged funeral contracts" or, in the case of contracts funded by Auxia, "investments-insurance subsidiary". A corresponding credit is recorded to "deferred prearranged funeral contract revenues". Allowances for customer cancellations are provided at the date of sale. The Company defers accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company recognizes the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

     The recognition of future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

                  1996 (remaining three months) ..  $   60,930
                  1997 ...........................     255,493
                  1998 ...........................     237,342
                  1999 ...........................     220,688
                  2000 ...........................     204,681
                  2001 and through 2005 ..........     697,365
                  2006 and thereafter ............     949,024
                                                    ----------
                                                    $2,625,523
                                                    ==========

5. DEBT

Debt at September 30, 1996, was as follows:

    Bank revolving credit agreements and commercial paper ..................  $  190,635
    6.375% notes due in 2000 ...............................................     150,000
    6.75% notes due in 2001 ................................................     150,000
    8.72% amortizing notes due in 2002 .....................................     165,974
    8.375% notes due in 2004 ...............................................     200,000
    7.20% notes due in 2006 ................................................     150,000
    6.875% notes due in 2007 ...............................................     150,000
    6.95% amortizing notes due in 2010 .....................................      62,866
    7.875% debentures due in 2013 ..........................................     150,000
    7.0% notes due in 2015 .................................................     300,000
    Medium term notes ......................................................     186,040
    Convertible debentures issued in connection with various acquisitions ..      31,200
    Mortgage notes and other debt ..........................................     154,996
    Deferred loan costs ....................................................     (22,409)
                                                                              ----------
       Total debt ..........................................................   2,019,302
    Less current maturities ................................................     (65,969)
                                                                              ----------
       Total long-term debt ................................................  $1,953,333
                                                                              ==========

     The Company's primary revolving credit agreements provide for borrowings up to $800,000. The 364-day portion allows for borrowings up to $450,000, and is used primarily to support commercial paper. The agreement expires June 27, 1997, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount. At September 30, 1996, there was $12,350 of commercial paper outstanding backed by this agreement at a weighted average interest rate of 5.53%. In addition, the Company has a multi-currency revolving credit agreement which allows for borrowings of up to $350,000, including up to $75,000 each in Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to .15% is paid quarterly on the total commitment amount. At September 30, 1996, there was $152,515 outstanding under this agreement at a weighted average interest rate of 6.28%. These credit agreements disclosed above contain financial compliance provisions that contain certain restrictions on levels of net worth, debt, equity, liens, letters of credit and guarantees.

     The Company's outstanding commercial paper and other borrowings under its various credit facilities at September 30, 1996 are classified as long-term debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under the Company's $1 billion shelf registration.

     The Company's French revolving credit agreement allows for borrowings, in French francs, up to $50,000 and expires in February 1997. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of .075% is paid quarterly on the total commitment amount. At September 30, 1996, $17,433 was outstanding under this agreement at a weighted average interest rate of 3.93%.

     In May 1996, the Company issued $300,000 of notes which were sold through an underwritten public offering. These notes were issued in two tranches of $150,000 each with maturities in June 2001 and 2006 and interest rates of 6.75% and 7.20%, respectively. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's revolving credit agreements.

     During the three months ended September 30, 1996, pursuant to a shelf registration filed with the Commission to be used exclusively for future acquisitions, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:


                              SUBSIDIARY                  AMOUNT
               -----------------------------------------  ------

               SCI Oklahoma Funeral Services, Inc. .....  $  275

               SCI Funeral Services of New York, Inc. ..     200

               SCI New Jersey Funeral Services, Inc. ...   1,000


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

     In January 1996, the Company entered into cross-currency and interest rate swaps that convert approximately $200 million of U.S. denominated fixed rate debt into French franc denominated fixed rate debt in order to more fully hedge the Company's net investment in France on an after-tax basis. Additionally, in March 1996, as part of the Company's ongoing interest rate management, the Company entered into interest rate swaps that convert the interest rate indices on approximately $200 million of debt previously swapped into French francs from French interest rates to German interest rates, payable in French francs.

     In May 1996, the Company used approximately $100,000 of the 7.20% notes proceeds to repay amounts outstanding under the French revolving credit agreement. Therefore, the Company entered into a cross-currency interest rate swap that converted $100,000 of the 7.20% notes proceeds (see note five above) into French franc denominated floating rate debt in order to maintain the Company's hedge of its net investment in France. Additionally, in May 1996, the Company entered into interest rate swaps that convert the interest paid on $100,000 of the 6.75% notes proceeds (see note five above) into U.S. dollar floating rates.

     In July 1996, the Company entered cross-currency and interest rate swaps that convert approximately $75 million of U.S. denominated fixed rate debt into Canadian denominated fixed rate debt in order to more fully hedge the Company's net investment in Canada on an after-tax basis.

     The net fair value of the Company's various swap agreements at September 30, 1996, was obtained from counterparties to the agreements. The counterparties estimate the Company would pay $26,937 to terminate the swap agreements based upon the existing terms and current market conditions.

7. RATIO OF EARNINGS TO FIXED CHARGES

                        Nine Months Ended September 30,
                           1996              1995
                        -------------------------------

                           3.19              2.81


For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, dividends on preferred securities of SCI Finance LLC and one-third of rental expense which the Company considers representative of the interest factor in the rentals.

8. SCI INTERNATIONAL LIMITED

SCI International Limited ("International") is a wholly owned subsidiary of the Company. International, through wholly owned subsidiaries, owns the Company's foreign operations.

     Set forth below is certain summary financial information for International as of or for the nine months ended September 30:

                                              1996        1995
                                           ----------------------



               Revenues .................  $  650,476  $  214,775
                                           ==========  ==========
               Gross profit .............  $  104,307  $   50,718
                                           ==========  ==========
               Net income ...............  $   31,253  $    1,980
                                           ==========  ==========
               Current assets ...........  $  224,906  $  224,619
               Non-current assets .......   2,341,415   1,947,972
                                           ----------  ----------
               Total assets .............  $2,566,321  $2,172,591
                                           ==========  ==========
               Current liabilities ......  $  285,799  $  232,056
               Non-current liabilities ..   1,669,771   1,305,416
                                           ----------  ----------
               Total liabilities ........  $1,955,570  $1,537,472
                                           ==========  ==========

               Stockholder's equity .....  $  610,751  $  635,119
                                           ==========  ==========


9. STOCKHOLDERS' EQUITY

On June 13, 1996, the Company's Board of Directors approved a two-for-one split of its common stock to be effected as a stock dividend. On August 8, 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. The stock dividend was paid on August 30, 1996, to shareholders of record as of August 16, 1996. The par value of the new shares issued totaled approximately $117,838, which was transferred from capital in excess of par value to the common stock account. All share and per share data for prior periods presented have been restated to reflect this stock dividend.

10. GEOGRAPHIC SEGMENT INFORMATION

The Company conducts funeral and cemetery operations principally in the United States, Australia, Canada, France and the United Kingdom. Geographic segment information was as follows:


                                        United                Other       Other
                                        States    France*   European**  Foreign***  Consolidated
------------------------------------------------------------------------------------------------

REVENUES:
    Nine months ended September 30:
       1996 ........................  $1,034,226  $393,595    $135,337    $121,544    $1,684,702
       1995 ........................     853,045    47,737     107,301      97,170     1,105,253
    Three months ended September 30:
       1996 ........................     338,677   121,162      41,386      43,275       544,500
       1995 ........................     285,825    47,737      34,641      35,288       403,491

INCOME FROM OPERATIONS:
    Nine months ended September 30:
       1996 ........................  $  292,633  $ 33,188    $ 29,091    $ 39,860    $  394,772
       1995 ........................     231,267     2,005      26,224      33,208       292,704
    Three months ended September 30:
       1996 ........................      89,915     7,227       7,664      14,276       119,082
       1995 ........................      73,130     2,005       6,336      12,047        93,518

FUNERAL SERVICES PERFORMED:
    Nine months ended September 30:
       1996 ........................     160,186   112,050      69,719      37,697       379,652
       1995 ........................     146,164    13,760      60,543      33,180       253,647
    Three months ended September 30:
       1996 ........................      51,009    34,403      20,809      13,571       119,792
       1995 ........................      46,943    13,760      18,327      11,806        90,836

NUMBER OF LOCATIONS AT SEPTEMBER 30:
       1996 ........................       1,392     1,101         609         244         3,346
       1995 ........................       1,163     1,067         611         227         3,068


------------------------------
*    French operations from August 1995.
** Includes United Kingdom operations, and other European operations from August 1995.
***  Primarily Canadian and Australian operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES)

OVERVIEW:

The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American, United Kingdom and Australian operations and is proceeding with implementation in its French operations which were acquired in August 1995. The Company has approximately 285 clusters throughout North America, the United Kingdom and Australia, which range in size from two operations to 60 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS:

Segment information for the Company's three lines of business was as follows:


                                                Nine Months Ended                                      Percentage
                                                  September 30,                           Increase      Increase
                                        1996                      1995                   (Decrease)    (Decrease)
                                     -----------------------------------------------------------------------------

Revenues:
   Funeral ........................  $1,219,031           $      761,297                 $  457,734        60.1%
   Cemetery .......................     450,200                  328,925                    121,275        36.9
   Financial services .............      15,471                   15,031                        440         2.9
                                     ----------           --------------                 ----------
                                      1,684,702                1,105,253                    579,449        52.4

Costs and expenses:
   Funeral ........................     947,533                  556,251                    391,282        70.3
   Cemetery .......................     293,741                  211,276                     82,465        39.0
   Financial services .............       7,819                    9,345                     (1,526)      (16.3)
                                     ----------           --------------                 ----------
                                      1,249,093                  776,872                    472,221        60.8

Gross profit and margin percentage:
   Funeral ........................     271,498   22.3%          205,046  26.9%              66,452        32.4
   Cemetery .......................     156,459   34.8           117,649  35.8               38,810        33.0
   Financial services .............       7,652   49.5             5,686  37.8                1,966        34.6
                                     ----------           --------------                 ----------
                                     $  435,609   25.9%   $      328,381  29.7%          $  107,228        32.7%
                                     ==========           ==============                 ==========

FUNERAL

Funeral revenues were as follows:

                                          Nine Months Ended
                                            September 30,       Increase   Percentage
                                        1996           1995    (Decrease)   Increase
                                        ---------------------------------------------
Existing clusters:
  United States ......................  $  592,528   $538,089   $ 54,439      10.1%
  Other European* ....................     104,979     96,030      8,949       9.3
  Other Foreign** ....................      74,818     64,612     10,206      15.8
                                        ----------  ---------  ---------   ---------
                                           772,325    698,731     73,594      10.5
                                        ----------  ---------  ---------   ---------
New clusters:***
  United States ......................      17,719      5,557     12,162
  Other European .....................      19,382      2,217     17,165
  Other Foreign ......................      11,131      1,766      9,365
  France .............................     393,598     47,737    345,861
                                        ----------  ---------  ---------
                                           441,830     57,277    384,553
                                        ----------  ---------  ---------
Non-cluster and disposed operations ..       4,876      5,289       (413)
                                        ----------  ---------  ---------
  Total funeral revenues .............  $1,219,031   $761,297   $457,734      60.1%
                                        ==========  =========  =========


     The $73,594 increase in revenues from existing clusters was the result of a 5.1% increase in the number of funeral services performed (247,702 compared to 235,738) and a 5.2% higher average sales price ($3,118 compared to $2,964). Acquisitions since the beginning of 1995, included in existing clusters,
accounted for $57,763 of the existing cluster revenue increase.   The remaining
increase of $15,831 was contributed by existing cluster locations acquired before 1995. The increase in Other European new cluster revenue is primarily due to non-French European operations added through the OGF/PFG acquisition (see note three to the consolidated financial statements). Future growth through acquisitions is considered likely.

     During the nine months ended September 30, 1996, the Company sold $414,893 of prearranged funeral services compared to $263,117 for the same period in 1995. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The Company's emphasis on sales of prearranged funerals is expected to continue.


------------------------------
*       Other European primarily includes United Kingdom operations.
**      Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

     Funeral costs and expenses were as follows:

                                                  Nine Months Ended
                                                    September 30,               Percentage
                                                1996           1995   Increase   Increase
                                                ------------------------------------------

Existing clusters:
   United States .............................  $ 386,101  $ 357,455  $ 28,646        8.0%
   Other European* ...........................     77,358     73,550     3,808        5.2
   Other Foreign** ...........................     48,575     42,352     6,223       14.7
                                                ---------  ---------  --------  ---------
                                                  512,034    473,357    38,677        8.2
                                                ---------  ---------  --------  ---------
New clusters:***
   United States .............................     13,514      4,271     9,243
   Other European ............................     17,480      2,173    15,307
   Other Foreign .............................      7,698      1,230     6,468
   France ....................................    346,329     44,046   302,283
                                                ---------  ---------  --------
                                                  385,021     51,720   333,301
                                                ---------  ---------  --------
Non-cluster and disposed operations ..........      6,062      6,036        26
Administrative overhead ......................     44,416     25,138    19,278       76.7
                                                ---------  ---------  --------
   Total funeral costs and expenses ..........  $ 947,533  $ 556,251  $391,282       70.3%
                                                =========  =========  ========


     The gross profit margin for existing clusters increased to 33.7% from 32.3% in the comparable period in 1995. Acquisitions since the beginning of 1995, included in existing clusters, accounted for $40,463 of the existing cluster cost increase, while costs from existing cluster locations acquired before 1995 decreased $1,786 in the comparable nine month period ended September 30, 1996. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.

     The overall funeral gross profit margin declined during the nine months ended September 30, 1996 (22.3% compared to 26.9% for the comparable period last year). Contributing to this period to period decline were the Company's French operations which were acquired in August 1995. The French gross profit margin of 12.0% (before administrative overhead) is consistent with the Company's expectations for these operations, which have historically produced lower gross profit margins than the Company's other operations.

     Administrative overhead costs increased due primarily to the French operations. When administrative overhead costs are expressed as a percentage of total funeral revenues, they increased slightly to 3.6% compared to 3.3%.


------------------------------
*       Other European primarily includes United Kingdom operations.
**      Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

Cemetery

Cemetery revenues were as follows:


                                          Nine Months Ended
                                            September 30,               Percentage
                                           1996       1995    Increase  Increase
                                         -----------------------------------------
Existing clusters:
  United States ......................   $372,772   $284,708  $ 88,064       30.9%
  Other European* ....................     10,025      8,601     1,424       16.6
  Other Foreign** ....................     34,328     29,181     5,147       17.6
                                         --------   --------  --------  ---------
                                          417,125    322,490    94,635       29.3
                                         --------   --------  --------  ---------
New clusters:***
  United States ......................     29,751      3,840    25,911
  Other European .....................        951        453       498
  Other Foreign ......................          -          -         -
                                         --------   --------  --------
                                           30,702      4,293    26,409
                                         --------   --------  --------
Non-cluster and disposed operations ..      2,373      2,142       231
                                         --------   --------  --------
  Total cemetery revenues ............   $450,200   $328,925  $121,275       36.9%
                                         ========   ========  ========


     Revenues from the existing clusters increased $94,635 due primarily to increased preneed sales of property and merchandise as well as higher average sales prices for these items. Additionally, increased amounts of earnings and realization of portfolio gains from cemetery trust funds contributed to the increase. Included in the existing cluster increase were $72,959 in increased revenues from cemeteries acquired since the beginning of 1995, while revenues from existing cluster locations acquired before 1995 increased $21,676. The Company plans to continue to emphasize the selling of preneed cemetery property and merchandise by maintaining an active and well-trained sales force. Future growth through acquisitions is considered likely.


   Cemetery costs and expenses were as follows:

                                                   Nine Months Ended
                                                     September 30,                Percentage
                                                   1996         1995    Increase   Increase
                                                 ------------------------------------------

Existing clusters:
   United States ..............................  $225,530    $173,410    $52,120       30.1%
   Other European* ............................     6,060       4,473      1,587       35.5
   Other Foreign** ............................    18,474      15,287      3,187       20.8
                                                 --------    --------    -------    -------
                                                  250,064     193,170     56,894       29.5
                                                 --------    --------    -------    -------
New clusters:***
   United States ..............................    18,203       2,811     15,392
   Other European .............................       876         328        548
   Other Foreign ..............................         -           -          -
                                                 --------    --------    -------
                                                   19,079       3,139     15,940
                                                 --------    --------    -------
Non-cluster and disposed operations ...........     3,005       1,982      1,023
Administrative overhead .......................    21,593      12,985      8,608       66.3
                                                 --------    --------    -------
   Total cemetery costs and expenses ..........  $293,741    $211,276    $82,465       39.0%
                                                 ========    ========    =======


------------------------------
*       Other European primarily includes United Kingdom operations.
**      Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

     Costs and expenses from existing clusters increased $56,894 due primarily to an increase of $43,621 at cemeteries acquired since the beginning of 1995, while costs from existing cluster cemeteries acquired before 1995 increased $13,273. The overall cemetery gross profit margin decreased from 35.8% during the first nine months of 1995 to 34.8%in the comparable period in 1996, reflecting a planned increase in administrative overhead.

Financial Services

The Company's wholly owned finance subsidiary, Provident Services, Inc. (Provident), reported a gross profit increase of $1,966 during the nine months ended September 30, 1996, compared with the same period in 1995. Provident's average outstanding loan portfolio during the current nine month period increased to $210,597 compared to $203,597 in the same period in 1995, while the average interest rate spread increased to 3.81% compared to 3.69%, respectively.

Other Income and Expenses

Expressed as a percentage of revenues, general and administrative expenses declined to 2.4% in the first nine months of 1996 compared to 3.2% in the comparable period in 1995. These expenses increased $5,160 or 14.5% period to period primarily from corporate personnel costs.

     Interest expense, which excludes the amount incurred through financial service operations, increased $17,863 or 21.0% period to period. The 1996 increase in interest expense is primarily the result of an increase of approximately $280,000 in the Company's average debt (excluding debt related to financial service operations) outstanding during the nine months ended September 30, 1996 compared to the same period in 1995. The 1996 increase in the Company's average debt is due primarily to additional debt associated with acquisitions. The increased interest expense was also impacted by a slightly higher average interest rate in 1996.

     The provision for income taxes reflected a 36.1% effective tax rate for the year to date period ended September 30, 1996 as compared to a 38.3% effective tax rate for the comparable period in 1995. The decrease in the effective tax rate is due primarily to lower taxes from international operations.

                     THREE MONTHS ENDED SEPTEMBER 30, 1996
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS:

Segment information for the Company's three lines of business was as follows:

                                                     Three Months Ended                            Percentage
                                                        September 30,                   Increase    Increase
                                                  1996                1995             (Decrease)  (Decrease)
                                                -------------------------------------------------------------
      Revenues:
        Funeral .........................       $389,031           $ 281,328           $ 107,703      38.3%
        Cemetery ........................        150,584             117,128              33,456      28.6
        Financial services ..............          4,885               5,035                (150)     (3.0)
                                                --------           ---------           ---------
                                                 544,500             403,491             141,009      34.9
      Costs and expenses:
        Funeral .........................        310,646             220,373              90,273      41.0
        Cemetery ........................        100,456              74,425              26,031      35.0
        Financial services ..............          2,020               2,969                (949)    (32.0)
                                                --------           ---------           ---------
                                                 413,122             297,767             115,355      38.7
      Gross profit and margin percentage:
        Funeral .........................         78,385  20.1%       60,955  21.7%       17,430      28.6
        Cemetery ........................         50,128  33.3        42,703  36.5         7,425      17.4
        Financial services ..............          2,865  58.6         2,066  41.0           799      38.7
                                                --------           ---------           ---------
                                                $131,378  24.1%    $ 105,724  26.2%    $  25,654      24.3%
                                                ========           =========           =========

Funeral

Funeral revenues were as follows:

                                         Three Months Ended
                                            September 30,      Increase    Percentage
                                          1996       1995      (Decrease)   Increase
                                        --------------------------------------------

Existing clusters:
  United States ......................   $193,477   $176,167   $ 17,310       9.8%
  Other European* ....................     31,194     29,827      1,367       4.6
  Other Foreign** ....................     29,146     23,868      5,278      22.1
                                         --------   --------   --------   -------
                                          253,817    229,862     23,955      10.4
                                         --------   --------   --------   -------
New clusters:***
  United States ......................      4,368         10      4,358
  Other European .....................      6,659      1,730      4,929
  Other Foreign ......................      1,664        467      1,197
  France .............................    121,165     47,737     73,428
                                         --------   --------   --------
                                          133,856     49,944     83,912
                                         --------   --------   --------
Non-cluster and disposed operations ..      1,358      1,522       (164)
                                         --------   --------   --------
  Total funeral revenues .............   $389,031   $281,328   $107,703      38.3%
                                         ========   ========   ========


     The $23,955 increase in revenues from existing clusters was the result of a 4.2% increase in the number of funeral services performed (79,755 compared to 76,573) and a 6.0% higher average sales price ($3,182 compared to $3,002). Acquisitions since July 1, 1995, included in existing clusters, accounted for $20,847 of the existing cluster revenue increase. The remaining increase of $3,108 was derived from locations acquired before July 1, 1995.

     During the three months ended September 30, 1996, the Company sold $145,880 of prearranged funeral services compared to $91,643 for the same quarter in 1995.


     Funeral costs and expenses were as follows:

                                                 Three Months Ended               Percentage
                                                    September 30,      Increase    Increase
                                                   1996       1995    (Decrease)  (Decrease)
                                                --------------------------------------------

Existing clusters:
   United States .............................   $131,316   $122,020    $ 9,296       7.6%
   Other European* ...........................     24,486     24,739       (253)     (1.0)
   Other Foreign** ...........................     18,723     15,183      3,540      23.3
                                                 --------   --------    -------    ------
                                                  174,525    161,942     12,583       7.8
                                                 --------   --------    -------    ------
New clusters:***
   United States .............................      3,924         85      3,839
   Other European ............................      6,190      1,696      4,494
   Other Foreign .............................      1,161        332        829
   France ....................................    109,199     44,046     65,153
                                                 --------   --------    -------
                                                  120,474     46,159     74,315
                                                 --------   --------    -------
Non-cluster and disposed operations ..........      1,520      1,960       (440)
Administrative overhead ......................     14,127     10,312      3,815      37.0
                                                 --------   --------    -------
   Total funeral costs and expenses ..........   $310,646   $220,373    $90,273      41.0%
                                                 ========   ========    =======


------------------------------
*       Other European primarily includes United Kingdom operations.
**      Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since July 1, 1995 for the period that those businesses were owned by the Company.

     The gross profit margin for existing clusters increased to 31.2% from 29.5% period to period. Acquisitions since July 1, 1995, included in existing clusters, accounted for $15,459 of the existing cluster cost increase, while existing cluster locations acquired before July 1, 1995, had a cost decrease of $2,876. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.

     The overall funeral gross profit margin declined during the third quarter of 1996 (20.1% compared to 21.7% for the comparable period last year). Contributing to this quarter to quarter decline were the Company's French operations which were acquired in August 1995. The French gross profit margin of 9.9% (before administrative overhead) is consistent with the Company's expectations for these operations which have historically produced lower gross profit margins than the Company's other operations.

     Administrative overhead costs increased due primarily to the French operations. When administrative overhead costs are expressed as a percentage of total funeral revenues, they declined slightly to 3.6% compared to 3.7% during the three months ended September 30, 1995.


Cemetery

Cemetery revenues were as follows:

                                        Three Months Ended
                                           September 30,       Increase    Percentage
                                        1996          1995    (Decrease)    Increase
                                        ---------------------------------------------

Existing clusters:
  United States ......................   $126,351   $102,897    $23,454        22.8%
  Other European* ....................      3,533      3,084        449        14.6
  Other Foreign** ....................     12,030     10,470      1,560        14.9
                                         --------   --------    -------      ------
                                          141,914    116,451     25,463        21.9
                                         --------   --------    -------      ------
New clusters:***
  United States ......................      8,021          -      8,021
  Other European .....................          -          -          -
  Other Foreign ......................          -          -          -
                                         --------   --------    -------
                                            8,021          -      8,021
                                         --------   --------    -------
Non-cluster and disposed operations ..        649        677        (28)
                                         --------   --------    -------
  Total cemetery revenues ............   $150,584   $117,128    $33,456        28.6%
                                         ========   ========    =======


        Revenues from the existing clusters increased $25,463 due primarily to increased preneed sales of property and merchandise as well as higher average sales prices for these items. Included in the existing cluster increase were $23,279 in increased revenues from cemeteries acquired since July 1, 1995, while revenues from existing cluster locations acquired before 1995 increased $2,184.


------------------------------
*       Other European primarily includes United Kingdom operations.
**      Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since July 1, 1995 for the period that those businesses were owned by the Company.

     Cemetery costs and expenses were as follows:

                                                 Three Months Ended
                                                   September 30,        Increase    Percentage
                                                 1996          1995    (Decrease)    Increase
                                                 ---------------------------------------------

Existing clusters:
   United States ..............................   $ 77,996    $62,359    $15,637        25.1%
   Other European* ............................      2,479      1,654        825        49.9
   Other Foreign** ............................      6,504      5,355      1,149        21.5
                                                  --------    -------    -------      ------
                                                    86,979     69,368     17,611        25.4
                                                  --------    -------    -------      ------
New clusters:***
   United States ..............................      4,792          -      4,792
   Other European .............................          -          -          -
   Other Foreign ..............................          -          -          -
                                                  --------    -------    -------
                                                     4,792          -      4,792
                                                  --------    -------    -------
Non-cluster and disposed operations ...........        260        728       (468)
Administrative overhead .......................      8,425      4,329      4,096        94.6
                                                  --------    -------    -------
   Total cemetery costs and expenses ..........   $100,456    $74,425    $26,031        35.0%
                                                  ========    =======    =======


     Costs and expenses from existing clusters increased $17,611 due primarily to an increase of $14,361 at cemeteries acquired since July 1, 1995. The overall cemetery gross profit margin decreased from 36.5% to 33.3% quarter to quarter. This margin decrease reflects an anticipated increase in administrative overhead and to a lesser extent, a non-recurring sale of undeveloped land included in the third quarter 1995 results.

Financial Services

Provident reported a gross profit increase of $799 in the current quarter compared with the same quarter in 1995. Provident's average outstanding loan portfolio during the current quarter decreased to $180,907 compared to $204,406 last year while the average interest rate spread increased to 3.94% compared to 3.67% during the third quarter of 1995. The decrease in Provident's loan portfolio is primarily due to an August 1996 payoff of approximately $126,000 by two of Provident's largest customers. The early termination fees associated with the payoffs favorably impacted the gross profit margin for the three months ended September 30, 1996.

Other Income and Expenses

Expressed as a percentage of revenues, general and administrative expenses declined to 2.3% in the third quarter of 1996 compared to 3.0% in the comparable period in 1995. These expenses increased $90 or 0.7% quarter to quarter primarily from increased personnel costs.

     Interest expense, which excludes the amount incurred through financial service operations, increased $3,741 or 11.6% quarter to quarter. The 1996 increase is the result of an increase of approximately $230,000 in the Company's average debt (excluding debt related to financial service operations) outstanding during the quarter ended September 30, 1996 compared to the same quarter in 1995. The increased interest associated with the higher debt level was offset by a slightly lower average interest rate quarter to quarter.

     The provision for income taxes reflected a 35.3% effective tax rate for the quarter ended September 30, 1996 as compared to a 36.9% effective tax rate for the comparable period last year. The decrease in the effective tax rate is due primarily to lower taxes from international operations.


------------------------------
*       Other European primarily includes United Kingdom operations.
**      Other Foreign primarily includes Australian and Canadian operations.
*** Represents new geographic cluster areas entered into since July 1, 1995 for the period that those businesses were owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY AT SEPTEMBER 30, 1996:

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

     At September 30, 1996, the Company had net working capital of $154,790 and a current ratio of 1.31:1, compared to working capital of $47,850 and a current ratio of 1.08:1 at December 31, 1995.


Debt

The Company's primary revolving credit agreements allow for borrowings of up to
$800,000.   At September 30, 1996, there was $164,865 of borrowings outstanding under these agreements. In July 1996, the Company's French revolving credit facility was extended to February 1997 and the borrowing capacity was reduced to $50,000. At September 30, 1996, there was $17,433 outstanding under this agreement. After giving effect to the interest rate and cross-currency interest rate swaps discussed more fully in note six to the consolidated financial statements, the Company's total debt has been converted into approximately $1,350,000 fixed interest rate debt at a weighted average rate of 7.7% and approximately $690,000 of floating interest rate debt at a weighted average rate of 5.73%. In general, interest rates are managed such that 30% to 50% of the total debt (excluding debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations.

SOURCES AND USES OF CASH

Cash flows from operating activities: Net cash provided by operating activities was $99,772 for the nine months ended September 30, 1996, compared to $73,363 for the same period in 1995, an increase of $26,409. Primary sources of this increase include $64,386 of increased net income as well as $33,215 and $20,369 of increased non-cash adjustments for depreciation and amortization and provision for deferred income taxes. The $95,995 negative change in cash flow impact from changes in other liabilities resulted primarily from the timing of payments related to interest and operating payables.

Cash flows from investing activities: Net cash used in investing activities was $239,254 for the nine months ended September 30, 1996, compared to $678,309 for the same period in 1995. This use of cash primarily reflects the Company's acquisition of funeral service locations and cemeteries, detailed in note three to the consolidated financial statements. In May 1996, the Company used $36,702 of cash to increase its investment in an existing equity investee. In addition to acquisitions, capital expenditures including new construction of facilities and major improvements to existing properties continue to require significant amounts of cash.

Cash flows from financing activities: Net cash provided by financing activities was $126,183 for the nine months ended September 30, 1996, compared to $556,750 for the same period in 1995. During 1996, cash inflows from financing activities included a $32,387 net decrease in borrowings under revolving credit agreements and proceeds from the May 1996 issuance of $300,000 of notes issued in two tranches of $150,000 each (6.75% and 7.20% due in 2001 and 2006, respectively). Other cash outflows during 1996 include $41,123 of dividends paid and $104,584 of debt payments, of which $53,500 were payments of short-term promissory notes issued in the 1995 Gibraltar acquisition.

     The Company believes that debt service is manageable at the current levels of debt outstanding. As of September 30, 1996, the Company's debt to capitalization ratio was 46.6% compared to 46.3% at December 31, 1995. The interest coverage ratio for the nine months ended September 30, 1996 was 3.53:1, compared to 3.04:1 for the same period in 1995. This interest coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

     The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At September 30, 1996, the Company had approximately $635,000 of available borrowings under its primary and multi-currency credit facilities. In June 1996, the Company filed a shelf registration statement with the Commission to increase the amount of securities available for issuance to $1,000,000. On September 5, 1996, this registration statement became effective and at September 30, 1996, the Company had the ability to issue $1,000,000 in securities registered with the Commission. Additionally, the Company has 19,483,718 shares of common stock and approximately $245,000 of guarantee promissory notes and convertible debentures registered with the Commission to be used exclusively for future acquisitions.

Other Matters:

The Company will adopt Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125") in January 1997. FAS 125 provides standards for transfers and servicing of financial assets and extinguishments of liabilities that are based on a financial-components approach that focuses on control. The Company does not anticipate that FAS 125 will have a material impact, if any, on the Company's financial position or results of operations.

     On October 3, 1996, subsidiaries of the Company jointly filed a registration statement on Form S-4 with the Commission (the "Exchange Offer Registration Statement") pursuant to which such subsidiaries would offer to acquire the outstanding shares of The Loewen Group Inc. ("Loewen") through an exchange offer, conditioned upon certain matters. Loewen is a Canadian based company that as of July 26, 1996, operates 909 funeral homes and 247 cemeteries in North America. When the Exchange Offer Registration Statement is declared effective by the Commission and the exchange offer is made, holders of Loewen's outstanding common shares will be offered the opportunity to exchange their shares for $45.00 worth of common stock of New Service Corporation International ("New SCI"), a wholly owned subsidiary of the Company, or, at the election of each Loewen shareholder, $45.00 worth of exchangeable shares of a Canadian subsidiary of New SCI, in each case subject to adjustment. Prior to consummation of the exchange offers, and subject to the approval of the Company's stockholders, the Company will merge with a wholly owned subsidiary of New SCI, and as a result thereof New SCI will hold all of the Company's common stock and shareholders of the Company will become shareholders of New SCI. New SCI will then be renamed Service Corporation International and will be a publicly traded entity on the New York Stock Exchange. The exchangeable shares will be convertible into, and are intended to be the economic and voting equivalent of, shares of New SCI common stock. Holders of Loewen Series C Preferred Stock will be offered the opportunity to exchange their shares for $29.51 worth of New SCI common stock or such exchangeable shares. The value of the New SCI common stock and exchangeable shares issued in this transaction is expected to be approximately $2.9 billion. In addition, Loewen has approximately $1.1 billion of indebtedness as of June 30, 1996.

     On October 10, 1996, Loewen's Board of Directors recommended that all Loewen shareholders reject the Exchange Offer. As of November 14, 1996, the Exchange Offer Registration Statement has not yet been declared effective by the Commission and the exchange offer has not been commenced. The Company expects that after the Exchange Offer Registration Statement has been declared effective New SCI and such Canadian subsidiary will proceed with the exchange offer for the outstanding Loewen shares.

Cautionary Statement on Forward-looking Statements

Certain disclosures in this filing on Form 10-Q that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that the Company believes are reasonable; however many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

     1) Changes in general economic conditions both domestically and internationally impacting financial markets (e.g.marketable security values as well as currency and interest rate fluctuations).

     2) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax policies. Changes in regulations may impact the Company's ability to enter or expand new markets.

     3) Changes in consumer demand for the Company's services caused by several factors such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.

     4) The Company's ability to identify and complete additional acquisitions on terms that are favorable to the Company, and to successfully integrate acquisitions into the Company's business. The Company's future results may be materially impacted by changes in the level of acquisition activity.

The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

                       SERVICE CORPORATION INTERNATIONAL
                          PART II.  OTHER INFORMATION


4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 1996, the Company held a special meeting of shareholders and the shareholders approved a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock $1.00 par value, from 200,000,000 to 500,000,000 shares, which proposal is described in the Company's proxy statement dated July 3, 1996. The shares voting on the proposal were cast as follows:

                                         Abstentions or   Broker
              Votes For   Votes Against  Votes Withheld  Non-votes
              ----------  -------------  --------------  ---------
              98,400,575    3,032,779      187,369         -0-




6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         3.1   Articles of Amendment to the Restated Articles of Incorporation.

         11.1  Computation of earnings per share.

         12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 1996 and 1995.

         27.1  Financial data schedule.


     (b) Reports on Form 8-K

         There were no reports on Form 8-K during the three months ended September 30, 1996.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 1996
                                        SERVICE CORPORATION INTERNATIONAL


                                        By: /s/ George R. Champagne
                                           ------------------------------
                                        George R. Champagne
                                        Senior Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  INDEX TO EXHIBITS

       EXHIBIT
       NUMBER
       -------

          3.1  Articles of Amendment to the Restated Articles of Incorporation.

         11.1  Computation of earnings per share.

         12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 1996 and 1995.

         27.1  Financial data schedule.