Form 10-K
period 1996-12-31
SERVICE CORPORATION INTERNATIONAL
filed 1997-03-28
CIK 89089

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                                       TO
                        COMMISSION FILE NUMBER 1-6402-1

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

                               Yes  X    No______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $7,482,259,803 based upon a closing market price of $32.125 on March 21, 1997 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 21, 1997 was 238,757,934 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders (Part III)

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Service Corporation International was incorporated in Texas on July 5, 1962. The term "Company" or "SCI" includes the registrant and its subsidiaries, unless the context indicates otherwise.

     The Company is the largest provider of death care services in the world. At December 31, 1996, the Company operated 2,882 funeral service locations, 345 cemeteries and 150 crematoria located in North America, Europe and the Pacific Rim. In addition, the Company provides capital financing to independent funeral home and cemetery operators.

     The Company has continued to expand through the acquisition of funeral service locations, cemeteries and crematoria, both domestically and internationally. In 1996, the Company acquired 210 funeral service locations, 35 cemeteries and 9 crematoria. The Company has acquired most of its present operations through acquisitions. For information regarding acquisitions, see
Note 3 to the consolidated financial statements in Item 8 of this Form 10-K.

     For financial information about the Company's industry segments, including the identifiable assets of the Company by industry segments, see Note 14 to the consolidated financial statements in Item 8 of this Form 10-K.

FUNERAL AND CEMETERY OPERATIONS

     The Funeral and Cemetery Operations consist of the Company's funeral service locations, cemeteries and related businesses. The operations are organized into five North American divisions covering the United States and Canada, a European division which includes the Company's French and United Kingdom operations, and a Pacific Rim division. Each division is under the direction of divisional executive management with substantial industry experience. Local funeral service location and cemetery managers, under the direction of the divisional management, receive support and resources from SCI's headquarters in Houston, Texas and have substantial autonomy with respect to the manner in which services are conducted.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, including the sharing of service personnel, vehicles, preparation services, clerical staff and certain building facility costs.

     Funeral Service Locations. The funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers and burial garments, and certain funeral service locations also operate crematoria. The Company owns 140 funeral service location/cemetery combinations and operates 53 flower shops engaged principally in the design and sale of funeral floral arrangements. These flower shops provide floral arrangements to some of the Company's funeral homes and cemeteries.

     In addition to selling its services and products to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets, including foreign markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. The funds collected from prearranged funeral contracts are generally held in trust, are used to purchase life insurance or annuity contracts from third party insurers or, with respect to French contracts, are held in the Company's French insurance subsidiary. This French insurance subsidiary sells prearranged funeral insurance contracts primarily in connection with the Company's French funeral service operations. Funds paid on prearranged funerals may not be withdrawn until the funeral is performed or until cancellation by the customer. At December 31, 1996, the Company's unfulfilled prearranged funeral contracts, including accumulated trust fund earnings and increased benefits on insurance products, amounted to $2,726 million of which $239 million is estimated, based on actuarial assumptions, to be fulfilled in 1997. The unfulfilled prearranged funeral contracts at December 31, 1995 were $2,362 million. For additional informa-tion concerning prearranged funeral activities, see Note 4 to the consolidated financial statements in Item 8 of this Form 10-K.

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

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual care trust funds. Earnings of perpetual care trust funds are used to defray the maintenance cost of cemeteries. In addition, all or a portion of the proceeds from the sale of preneed cemetery merchandise may be required by law to be paid into trust until the merchandise is purchased on behalf of the customer. For additional information regarding cemetery trust funds, see Notes 2 and 5 to the consolidated financial statements in Item 8 of this Form 10-K.

     Death Care Industry. The funeral industry is characterized by a large number of locally owned, independent operations. The Company believes that based on the total number of funeral services performed in 1996, the Company, including companies acquired by it, performed approximately 10%, 29%, 14% and 24% of the funeral services in North America, France, the United Kingdom and Australia, respectively.

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

     Provident had $146 million in loans outstanding at December 31, 1996 and unfunded loan commitments amounting to $55 million. Such loans outstanding decreased from $214 million in loans outstanding at December 31, 1995. Provident obtains its funds primarily from the Company's variable interest rate bank borrowings.

     Provident is in competition with banks and other lending institutions, many of which have substantially greater resources than Provident. However, Provident believes that its knowledge of the death care industry provides it with the ability to make more accurate assessments of funeral home and cemetery loans, thereby providing Provident a competitive advantage in making such loans.

EMPLOYEES

     At December 31, 1996, the Company employed 22,607 (13,987 in the United States) persons on a full time basis and 10,776 (7,422 in the United States) persons on a part time basis. Of the full time employees, 22,009 were in the Funeral and Cemetery Operations, eight were in Financial Services and 590 were in corporate services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans, and all eligible United States employees are participants in retirement plans of the Company or various subsidiaries. Although labor disputes are experienced from time to time, in general relations with employees are considered satisfactory.

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

     In May 1995, the Monopolies and Mergers Commission (the "Commission") of the United Kingdom issued a report with respect to SCI's 1994 acquisition of Plantsbrook Group plc that recommended that SCI divest of certain operations in ten localities to achieve a competitive balance satisfactory to the Commission. In 1997, this matter was settled and SCI is divesting 12 funeral service locations in ten localities. The Company believes the settlement will not have a materially adverse effect on the Company's operations in the United Kingdom.

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

     At December 31, 1996, the Company owned the real estate and buildings of 2,307 of its funeral service and cemetery locations and leased facilities in connection with 1,070 of such operations. In addition, the Company leased four aircraft pursuant to cancelable leases. At December 31, 1996, the Company operated 10,987 vehicles, of which 7,505 were owned and 3,482 were leased. For additional information regarding leases, see Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company's 345 cemeteries contain an aggregate of approximately 25,751 acres, of which approximately 55% are developed.

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

     The following table sets forth as of March 21, 1997 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                                 YEAR
                                                                                                FIRST
                                                                                                BECAME
                OFFICER NAME                   AGE                   POSITION                 OFFICER(1)
                ------------                   ---                   --------                 ----------
R. L. Waltrip................................  (66)   Chairman of the Board and Chief            1962
                                                        Executive Officer
L. William Heiligbrodt.......................  (55)   President and Chief Operating Officer      1988
W. Blair Waltrip.............................  (42)   Executive Vice President Operations        1980
John W. Morrow, Jr. .........................  (61)   Executive Vice President                   1989
                                                        Corporate Development
Jerald L. Pullins............................  (55)   Executive Vice President                   1992
                                                        European Operations
George R. Champagne..........................  (43)   Senior Vice President                      1989
                                                        Chief Financial Officer
Glenn G. McMillen............................  (54)   Senior Vice President Operations           1993
Richard T. Sells.............................  (57)   Senior Vice President Prearranged          1987
                                                      Sales
James M. Shelger.............................  (47)   Senior Vice President General Counsel      1987
                                                      and Secretary
Jack L. Stoner...............................  (51)   Senior Vice President Administration       1992
T. Craig Benson..............................  (35)   Vice President International               1990
                                                      Operations
Gregory L. Cauthen...........................  (39)   Vice President Treasurer                   1995
W. Mark Hamilton.............................  (32)   Vice President Finance                     1996
                                                        European Operations
Lowell A. Kirkpatrick, Jr. ..................  (38)   Vice President Corporate Development       1994
Todd A. Matherne.............................  (42)   Vice President Investor Relations          1996
Vincent L. Visosky...........................  (49)   Vice President Operational Controller      1989
Henry M. Nelly, III..........................  (52)   President -- Provident Services, Inc.,     1989
                                                      a subsidiary of the Company

---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Matherne joined the Company in April 1995 as Managing Director Investor Relations and was promoted in May 1996 to Vice President Investor Relations. Prior thereto, Mr. Matherne was Vice President and General Manager of Baker Hughes Treatment Services, an environmental services business.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 1996, there were 7,730 holders of record of the Company's common stock.

     The Company has declared 95 consecutive quarterly dividends on its common stock since it began paying dividends in 1974. The dividend rate is currently $.075 per share per quarter, or an indicated annual rate of $.30 per share. For the three years ended December 31, 1996, dividends per share were $.24, $.22 and $.21, respectively.

     The table below shows the Company's quarterly high and low common stock prices:

                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                             1996                1995                1994
                                       ----------------    ----------------    ----------------
                                        HIGH      LOW       HIGH      LOW       HIGH      LOW
                                       ------    ------    ------    ------    ------    ------
First................................  $24.75    $19.44    $14.56    $13.13    $14.00    $12.38
Second...............................   30.13     24.13     15.81     13.44     12.94     11.25
Third................................   29.44     27.63     19.75     15.19     13.32     12.44
Fourth...............................   30.75     26.50     22.00     18.81     13.88     12.07

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

ITEM 6. SELECTED FINANCIAL DATA.

                                                     YEARS ENDED DECEMBER 31,*
                                   --------------------------------------------------------------
                                      1996         1995         1994         1993         1992
                                   ----------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS)
Revenues.........................  $2,294,194   $1,652,126   $1,117,175   $  899,178   $  772,477
Income before income taxes.......     413,881      294,211      219,021      173,492      139,336
Income before cumulative effect
  of change in accounting
  principles.....................     265,298      183,588      131,045      103,092       86,536
Net income.......................     265,298      183,588      131,045      101,061       86,536
Earnings per share:
  Primary........................        1.10          .90          .75          .61          .56
  Fully diluted..................        1.07          .85          .72          .58          .53
Dividends per share..............         .24          .22          .21          .20          .20
Total assets.....................   8,869,770    7,672,387    5,161,888    3,683,304    2,611,123
Long-term debt...................   2,048,737    1,712,464    1,330,177    1,062,222      980,029
Convertible preferred securities
  of SCI Finance LLC.............     172,500      172,500      172,500           --           --
Stockholders' equity.............   2,235,317    1,975,345    1,196,622      884,513      683,097
Shares outstanding...............     236,193      234,542      189,714      169,718      153,810
Ratio of earnings to fixed
  charges**......................        3.24         2.84         3.13         3.19         3.03

---------------

 * All common stock and per share data has been restated for a two-for-one common stock split on August 30, 1996. The year ended December 31, 1993 reflects a change in accounting principles adopted January 1, 1993. The year ended December 31, 1992 reflect results as historically reported.

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

SCI International Limited

     SCI International Limited ("International") is a wholly owned subsidiary of the Company. International, through wholly owned subsidiaries, began operations in mid-1993 and owns substantially all of the Company's foreign operations.

     Set forth below is certain summary financial information for International.

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1995          1994
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Revenues...............................................  $  883,203    $  439,750    $   99,033
                                                         ----------    ----------    ----------
Gross profit...........................................  $  143,924    $   88,551    $   30,068
                                                         ----------    ----------    ----------
Net income.............................................  $   55,748    $   21,163    $    4,353
                                                         ----------    ----------    ----------

Current assets.........................................  $  223,930    $  207,411    $  215,104
Non-current assets.....................................   2,520,118     2,218,977       885,417
                                                         ----------    ----------    ----------
Total assets...........................................  $2,744,048    $2,426,388    $1,100,521
                                                         ----------    ----------    ----------

Current liabilities....................................  $  303,304    $  257,682    $  258,723
Non-current liabilities................................  $2,198,718     1,584,979       805,939
                                                         ----------    ----------    ----------
Total liabilities......................................  $2,502,022    $1,842,661    $1,064,662
                                                         ----------    ----------    ----------

Stockholder's equity...................................  $  242,026    $  583,727    $   35,859
                                                         ----------    ----------    ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
       (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

     The Company's primary objective is to maximize shareholder value. To accomplish this goal, the Company's strategy has been to provide consistent growth in earnings per share. The growth strategy initiates with the Company producing significant cash flow from its existing cluster operations, then grows by using that cash to expand clusters through add-on acquisitions, new construction, and improvements to existing locations. The Company also expands its network through strategic acquisition of larger, multi-location death care companies, typically funding these transactions by accessing the debt and equity markets when appropriate. All businesses are continuously improved by further leveraging operating and overhead costs; enhancing buying power; expanding preneed sales; and improving products, services and systems.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established in and around metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities during the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American, United Kingdom and Australian operations and is proceeding with implementation in its French operations which were acquired in August 1995. The Company has approximately 311 clusters in North America, the United Kingdom and Australia, which range in size from two operations to 63 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

RESULTS OF OPERATIONS:

  Year ended 1996 compared to 1995

     Segment information for the Company's three lines of business was as follows:

                                                 YEARS ENDED DECEMBER 31,                             PERCENTAGE
                                    --------------------------------------------------    INCREASE     INCREASE
                                             1996                       1995             (DECREASE)   (DECREASE)
                                    -----------------------    -----------------------   ----------   ----------
Revenues:
  Funeral.......................    $ 1,663,387                $ 1,166,247                $497,140       42.6%
  Cemetery......................        612,421                    463,754                 148,667       32.1
  Financial services............         18,386                     22,125                  (3,739)     (16.9)
                                    -----------                -----------                --------      -----
                                      2,294,194                  1,652,126                 642,068       38.9
Costs and expenses:
  Funeral.......................     (1,282,546)                  (871,096)                411,450       47.2
  Cemetery......................       (397,700)                  (303,312)                 94,388       31.1
  Financial services............         (9,496)                   (12,497)                 (3,001)     (24.0)
                                    -----------                -----------                --------      -----
                                     (1,689,742)                (1,186,905)                502,837       42.4
Gross profit margin and
  percentage:
  Funeral.......................        380,841     22.9%          295,151     25.3%        85,690       29.0
  Cemetery......................        214,721     35.1%          160,442     34.6%        54,279       33.8
  Financial services............          8,890     48.4%            9,628     43.5%          (738)      (7.7)
                                    -----------                -----------                --------      -----
                                    $   604,452     26.3%      $   465,221     28.2%      $139,231       29.9%
                                    ===========                ===========                ========

FUNERAL

     Funeral revenues were as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------                 PERCENTAGE
                                                     1996          1995        INCREASE     INCREASE
                                                  ----------    ----------    ----------   ----------
Existing clusters:
  United States...............................    $  807,829    $  730,053     $ 77,776       10.7%
  Other European..............................       141,969       130,849       11,120        8.5
  Other foreign*..............................        99,951        87,044       12,907       14.8
                                                  ----------    ----------     --------       ----
                                                   1,049,749       947,946      101,803       10.7
New clusters:**
  United States...............................        25,203        10,999       14,204
  Other European..............................        27,691         6,980       20,711
  Other foreign*..............................        15,450         4,278       11,172
  France......................................       537,079       190,091      346,988
                                                  ----------    ----------     --------
                                                     605,423       212,348      393,075
                                                  ----------    ----------     --------       ----
          Total clusters......................     1,655,172     1,160,294      494,878       42.7
Non-cluster and disposed operations...........         8,215         5,953        2,262
                                                  ----------    ----------     --------       ----
          Total funeral revenues..............    $1,663,387    $1,166,247     $497,140       42.6%
                                                  ==========    ==========     ========       ====

---------------

 * Other foreign primarily includes Australian and Canadian operations.
** Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

     The $101,803 increase in revenues at existing clusters was primarily the result of a 7.7% increase in North American funeral services performed at existing cluster locations (226,822 compared to 210,611) and a 3.0% higher average sales price ($3,745 compared to $3,635). Included in this increase were $79,290 in increased revenues from locations acquired since the beginning of 1995. The remaining existing cluster revenue increase of $22,513 was contributed by operations acquired before 1995. The 1995 results for France represent approximately four months of Company ownership. The increase in Other European new cluster revenue is primarily due to non-French European operations added through the August 1995 OGF/PFG acquisition (See note three to the consolidated financial statements).

     The death rate in the Company's primary markets has remained relatively constant for several years and is expected to remain at this rate for at least the near future; however, due to the increasing proportion of people over age 65 in the Company's primary markets, demand for funeral services could increase in the decades to come. It is anticipated that the Company's near term revenue growth will continue to be primarily generated from acquired operations (added to existing clusters and the creation of new clusters) as well as from potentially higher average sales prices from improved merchandising of funeral services and products and periodic price increases. The Company is the world's largest in the funeral service industry and currently performs approximately 10%, 29%, 14% and 24% of the funeral services in North America, France, the United Kingdom and Australia, respectively. The Company believes that there are approximately 8,000 potential acquisition candidates in North America that meet its current metropolitan acquisition criteria and numerous other candidates outside of North America. The Company plans to continue to aggressively seek to acquire these potential candidates.

     During the year ended December 31, 1996, the Company sold (net of cancellations) approximately $523,000 of prearranged funeral services compared to approximately $367,000 for the same period in 1995. The obligations are funded through both trust funded and insurance backed contracts. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

     Funeral costs and expenses were as follows:

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------                PERCENTAGE
                                                   1996          1995       INCREASE     INCREASE
                                                -----------    ---------    --------    ----------
Existing clusters:
  United States...............................   $  520,864     $482,497    $ 38,367        8.0%
  Other European..............................      104,176      101,327       2,849        2.8
  Other foreign*..............................       65,549       57,650       7,899       13.7
                                                 ----------     --------    --------       ----
                                                    690,589      641,474      49,115        7.7
New clusters:**
  United States...............................       18,431        8,148      10,283
  Other European..............................       24,978        6,986      17,992
  Other foreign...............................       10,855        3,396       7,459
  France......................................      466,136      165,778     300,358
                                                 ----------     --------    --------
                                                    520,400      184,308     336,092
                                                 ----------     --------    --------       ----
          Total clusters......................    1,210,989      825,782     385,207       46.6
Non-cluster and disposed operations...........        9,237        7,582       1,655
Administrative overhead.......................       62,320       37,732      24,588       65.2
                                                 ----------     --------    --------       ----
          Total funeral costs and expenses....   $1,282,546     $871,096    $411,450       47.2%
                                                 ==========     ========    ========       ====

     The total gross profit for existing clusters increased to $359,160 in 1996 from $306,472 in 1995, and the related gross profit percentage for existing clusters increased to 34.2% from 32.3% last year. Acquisitions since the beginning of 1995, included in existing clusters, accounted for $23,980 of the existing gross profit increase. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy. The gross profit margin for those funeral operations in existing clusters that were acquired before 1995 increased to 35.0% in 1996 from 32.7% last year due to the increased revenues discussed above without a corresponding percentage increase in personnel and other operating costs.

     Contributing to the overall funeral gross profit margin decline (22.9% compared to 25.3% last year) was the Company's French operations. French operations had an increased gross profit margin of 13.2% in 1996, compared to 12.8% in 1995, however 1996 reflects a full years results compared to the four months of ownership in 1995. The French margin is consistent with the Company's expectations for these operations which have historically produced lower gross margins than the Company's operations in North America and Australia. Administrative overhead costs expressed as a percentage of revenues increased in 1996 to 3.7%, compared to 3.2% last year. This administrative overhead cost increase was primarily attributable to the addition of the French operations as well as the Company's realignment of its North American operating structure. This realignment is expected to enhance the clusters' ability to manage increased levels of business.

CEMETERY

     Cemetery revenues were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------                PERCENTAGE
                                                    1996          1995       INCREASE     INCREASE
                                                 ----------    ----------    --------    ----------
Existing clusters:
  United States................................    $506,330      $395,821    $110,509       27.9%
  Other European...............................      13,978        11,307       2,671       23.6
  Other foreign*...............................      46,485        39,979       6,506       16.3
                                                   --------      --------    --------       ----
                                                    566,793       447,107     119,686       26.8
                                                   --------      --------    --------       ----
New clusters:**
  United States................................      41,221        12,972      28,249
  Other European...............................       1,307           796         511
                                                   --------      --------    --------
                                                     42,528        13,768      28,760
                                                   --------      --------    --------       ----
          Total clusters.......................     609,321       460,875     148,446       32.2
Non-cluster and disposed operations............       3,100         2,879         221
                                                   --------      --------    --------       ----
          Total cemetery revenues..............    $612,421      $463,754    $148,667       32.1%
                                                   ========      ========    ========       ====

     Revenues for existing clusters increased due to an increased volume of sales and higher average sales prices for property and merchandise. Included in the existing cluster increase were $82,470 in increased revenues from cemeteries acquired since the beginning of 1995. This increase was primarily due to the impact of reporting a full years' results from the Gibraltar acquisition in October 1995 (see note three to the consolidated financial statements). A majority of the Gibraltar properties were additions to existing clusters. The remaining existing cluster revenue increase of $37,216 was contributed by operations acquired before 1995. The Company plans to continue to emphasize the selling of preneed cemetery property and merchandise by maintaining an active and well-trained sales force. Additionally, future growth through acquisitions is considered likely.

     Cemetery costs and expenses were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------                PERCENTAGE
                                                    1996          1995       INCREASE     INCREASE
                                                 ----------    ----------    --------    ----------
Existing clusters:
  United States................................    $304,732      $246,790    $ 57,942       23.5%
  Other European...............................       8,404         5,799       2,605       44.9
  Other foreign*...............................      25,322        20,227       5,095       25.2
                                                   --------      --------    --------       ----
                                                    338,458       272,816      65,642       24.1
New clusters:**
  United States................................      24,547         8,581      15,966
  Other European...............................       1,181           570         611
                                                   --------      --------    --------
                                                     25,728         9,151      16,577
                                                   --------      --------    --------       ----
          Total clusters.......................     364,186       281,967      82,219       29.2
Non-cluster and disposed operations............       4,129         3,509         620
Administrative overhead........................      29,385        17,836      11,549       64.8
                                                   --------      --------    --------       ----
          Total cemetery costs and expenses....    $397,700      $303,312    $ 94,388       31.1%
                                                   ========      ========    ========       ====

     Costs at existing clusters increased $65,642 due primarily to an increase of $48,846 from cemeteries acquired since the beginning of 1995, while costs from existing cluster cemeteries acquired before 1995 increased $16,796. The overall cemetery gross profit margin increased to 35.1% in 1996 from 34.6% last year. This increase reflects strong growth in sales of preneed cemetery property and merchandise as well as continued cost control in all major expense categories. Administrative overhead costs have increased to 4.8% of revenues this year compared to 3.8% last year. This administrative overhead cost increase was primarily attributable to increased costs from additional infrastructure added in the Company's United Kingdom operations as well as the Company's realignment of its North American operating structure which should enhance the clusters' ability to manage increased levels of business. Acquisitions typically have lower gross profit margins, at least until such time that they are assimilated into the Company's cluster management strategy and preneed selling programs are fully implemented.

FINANCIAL SERVICES

     The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") increased its gross margin percentage to 48.4% from 43.5%. This was primarily attributable to early termination fees associated with the payoff of outstanding loans in August 1996, by two of Provident's largest customers. These payoffs reduced the average outstanding loan portfolio during the current year to approximately $191,000 with an average interest rate spread of 3.6% compared to approximately $206,000 and 3.7%, respectively, last year.

OTHER INCOME AND EXPENSES

     Expressed as a percentage of revenues, general and administrative expenses were 2.8% in 1996 compared to 3.2% last year. These expenses increased by approximately $9,600 or 17.9% during the year primarily due to the recognition of $6,000 in costs relating to the Loewen transaction (see below) as well as increases in personnel costs. On October 3, 1996, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") with regard to a proposed acquisition of the outstanding shares of Loewen Group Inc. ("Loewen"), a publicly traded death care company, through an exchange offer. On January 7, 1997, the Company announced that it had withdrawn its proposed exchange offer for Loewen.

     Interest expense, which excludes the amount incurred through financial service operations, increased $20,409 or 17.3% during the current year primarily from incremental borrowings incurred to fund the Company's acquisition program. The 1996 increase is the result of an increase of approximately $296,875 in the Company's average debt (excluding debt related to Provident) outstanding during the year ended

December 31, 1996, compared to the prior year. The increased interest associated with the higher debt level was offset by a slightly lower average interest rate for the year.

     The provision for income taxes reflected a 35.9% effective tax rate for 1996 as compared to a 37.6% effective tax rate in the prior year. The decrease in the effective tax rate is due primarily to lower taxes from international operations.

RESULTS OF OPERATIONS:

  Year ended 1995 compared to 1994

     Segment information for the Company's three lines of business was as follows:

                                                YEARS ENDED DECEMBER 31,
                                      --------------------------------------------              PERCENTAGE
                                              1995                    1994           INCREASE    INCREASE
                                      --------------------    --------------------   --------   ----------
Revenues:
  Funeral.........................    $ 1,166,247             $   754,408            $411,839      54.6%
  Cemetery........................        463,754                 343,521             120,233      35.0
  Financial services..............         22,125                  19,246               2,879      15.0
                                      -----------             -----------            --------      ----
                                        1,652,126               1,117,175             534,951      47.9
Costs and expenses:
  Funeral.........................       (871,096)               (531,803)            339,293      63.8
  Cemetery........................       (303,312)               (233,295)             70,017      30.0
  Financial services..............        (12,497)                (10,882)              1,615      14.8
                                      -----------             -----------            --------      ----
                                       (1,186,905)               (775,980)            410,925      53.0
Gross profit margin and
  percentage:
  Funeral.........................        295,151    25.3%        222,605    29.5%     72,546      32.6
  Cemetery........................        160,442    34.6%        110,226    32.1%     50,216      45.6
  Financial services..............          9,628    43.5%          8,364    43.5%      1,264      15.1
                                      -----------             -----------            --------      ----
                                      $   465,221    28.2%    $   341,195    30.5%   $124,026      36.4%
                                      ===========             ===========            ========

FUNERAL

     Funeral revenues were as follows:

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------     INCREASE     PERCENTAGE
                                                   1995          1994       (DECREASE)     INCREASE
                                                -----------    ---------    ----------    ----------
Existing clusters:
  United States...............................   $  720,608     $633,569     $ 87,039        13.7%
  Other foreign*..............................       83,441       68,166       15,275        22.4
                                                 ----------     --------     --------        ----
                                                    804,049      701,735      102,314        14.6
New clusters:**
  United States...............................       20,975        4,450       16,525
  Other foreign*..............................        6,146        1,631        4,515
  United Kingdom..............................      131,523       39,277       92,246
                                                 ----------     --------     --------
                                                    158,644       45,358      113,286
                                                 ----------     --------     --------        ----
          Total clusters......................      962,693      747,093      215,600        28.9
France and other European.....................      198,018           --      198,018
Non-cluster and disposed operations...........        5,536        7,315       (1,779)
                                                 ----------     --------     --------        ----
          Total funeral revenues..............   $1,166,247     $754,408     $411,839        54.6%
                                                 ==========     ========     ========        ====

---------------

 * Other foreign primarily includes Australian and Canadian operations.

** Represents new geographic cluster areas entered into since the beginning of 1994 for the period that those businesses were owned by the Company.

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

     The France and other European operations represent approximately four months of Company ownership, while the 1994 United Kingdom operations represent approximately four months of Company ownership.

     During the year ended December 31, 1995, the Company sold (net of cancellations) approximately $367,000 of prearranged funeral services compared to approximately $245,000 for the same period in 1994. The Company also acquired approximately $508,000 of deferred revenues associated with prearranged funerals in the 1995 French acquisition.

     Funeral costs and expenses were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------     INCREASE     PERCENTAGE
                                                    1995          1994       (DECREASE)     INCREASE
                                                 ----------    ----------    ----------    ----------
Existing clusters:
  United States................................    $473,991      $413,663      $ 60,328       14.6%
  Other foreign*...............................      54,227        44,725         9,502       21.2
                                                   --------      --------      --------       ----
                                                    528,218       458,388        69,830       15.2
New clusters:**
  United States................................      16,292         3,679        12,613
  Other foreign*...............................       4,762         1,286         3,476
  United Kingdom...............................     101,992        29,909        72,083
                                                   --------      --------      --------
                                                    123,046        34,874        88,172
                                                   --------      --------      --------       ----
          Total clusters.......................     651,264       493,262       158,002       32.0
France and other European......................     173,437            --       173,437
Non-cluster and disposed operations............       8,663         9,733        (1,070)
Administrative overhead........................      37,732        28,808         8,924       31.0
                                                   --------      --------      --------       ----
          Total funeral costs and expenses.....    $871,096      $531,803      $339,293       63.8%
                                                   ========      ========      ========       ====

     The total gross profit for existing clusters increased to $275,831 in 1995 from $243,347 in 1994, while the related gross profit margin percentage for existing clusters declined slightly to 34.3% from 34.7% in 1994. Acquisitions since the beginning of 1994, included in existing clusters, accounted for $19,905 of the existing gross profit increase and were the primary reason for the existing cluster gross profit margin decline. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy. This was especially noticeable given the large number of acquired operations incorporated into existing clusters in 1995 and 1994. The gross profit margin for those funeral operations in existing clusters that were acquired before 1994 increased to 36.0% in 1995 from 35.5% in 1994 due to the increased revenues discussed above without a corresponding percentage increase in personnel and other operating costs.

     Contributing to the overall funeral gross profit margin decline (25.3% compared to 29.5% in 1994) were the Company's United Kingdom and French operations. The Company's United Kingdom operations had a gross profit margin of 22.5% for the year ended December 31, 1995, compared to 23.9% in 1994 (four months of ownership). France and other European operations had a gross profit margin of 12.4% in 1995 (four months of ownership). These margins are consistent with the Company's expectations for its European funeral operations which have historically produced lower gross margins than the Company's operations in North America and Australia. Administrative overhead costs expressed as a percentage of revenues declined in 1995 to 3.2%, compared to 3.8% in 1994.

CEMETERY

     Cemetery revenues were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------                PERCENTAGE
                                                    1995          1994       INCREASE     INCREASE
                                                 ----------    ----------    --------    ----------
Existing clusters:
  United States................................    $392,949      $310,211    $ 82,738       26.7%
  Other foreign*...............................      39,979        27,876      12,103       43.4
                                                   --------      --------    --------       ----
                                                    432,928       338,087      94,841       28.1
New clusters:**
  United States................................      14,148            --      14,148
  United Kingdom...............................      12,232         3,316       8,916
                                                   --------      --------    --------
                                                     26,380         3,316      23,064
                                                   --------      --------    --------       ----
          Total clusters.......................     459,308       341,403     117,905       34.5
Non-cluster and disposed operations............       4,446         2,118       2,328
                                                   --------      --------    --------       ----
          Total cemetery revenues..............    $463,754      $343,521    $120,233       35.0%
                                                   ========      ========    ========       ====

     Revenues for existing clusters increased due to an increased volume of sales and higher average sales prices for property and merchandise. Included in the existing cluster increase were $38,157 in increased revenues from cemeteries acquired since the beginning of 1994.

     Cemetery costs and expenses were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------                PERCENTAGE
                                                      1995          1994       INCREASE     INCREASE
                                                   ----------    ----------    --------    ----------
Existing clusters:
  United States..................................    $244,550      $197,189     $47,361       24.0%
  Other foreign*.................................      20,227        14,107       6,120       43.4
                                                     --------      --------     -------       ----
                                                      264,777       211,296      53,481       25.3
New clusters:**
  United States..................................      10,438            --      10,438
  United Kingdom.................................       6,517         2,425       4,092
                                                     --------      --------     -------
                                                       16,955         2,425      14,530
                                                     --------      --------     -------       ----
          Total clusters.........................     281,732       213,721      68,011       31.8
Non-cluster and disposed operations..............       3,744         2,045       1,699
Administrative overhead..........................      17,836        17,529         307        1.8
                                                     --------      --------     -------       ----
          Total cemetery costs and expenses......    $303,312      $233,295     $70,017       30.0%
                                                     ========      ========     =======       ====

     Costs at existing clusters increased $53,481 due primarily to an increase of $26,404 from cemeteries acquired since the beginning of 1994, while costs from existing cluster cemeteries acquired before 1994 increased $27,077. The overall cemetery gross profit margin increased to 34.6% in 1995 from 32.1% in 1994. This increase reflects strong growth in sales of preneed cemetery property and merchandise as well as continued cost control in all major expense categories. Administrative overhead costs decreased to 3.8% of revenues in 1995 compared to 5.1% in 1994.

FINANCIAL SERVICES

     Provident reported an improved interest rate spread offset by higher administrative expenses. The average outstanding loan portfolio during 1995 was approximately $206,000 with an average interest rate spread of 3.7% compared to approximately $235,000 and 3.4%, respectively, in 1994.

OTHER INCOME AND EXPENSES

     Expressed as a percentage of revenues, general and administrative expenses were 3.2% in 1995 compared to 4.6% in 1994. These expenses increased by $1,900 or 3.7% during the year primarily from corporate transportation and travel costs partially offset by decreased professional fees and other corporate expenses.

     Interest expense, which excludes the amount incurred through financial service operations, increased $38,025 or 47.5% during 1995 primarily from incremental borrowings incurred to fund the Company's international acquisition program. Of the increase, approximately $27,000 is the result of financings for the United Kingdom acquisition and represents a full year of interest compared to only four months in 1994. Approximately $10,000 of the remaining increase is due to debt related to the French acquisition in late August 1995.

     The provision for income taxes reflected a 37.6% effective tax rate for 1995 as compared to a 40.2% effective tax rate in 1994. The decrease in the effective tax rate is due primarily to lower taxes from international operations.

FINANCIAL CONDITION AND LIQUIDITY AT DECEMBER 31, 1996:

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

     At December 31, 1996, the Company had net working capital of $106,497 and a current ratio of 1.18:1, compared to working capital of $47,850 and a current ratio of 1.08:1 at December 31, 1995.

1996 PUBLIC OFFERINGS

     In May 1996, the Company issued $300,000 of notes which were sold through an underwritten public offering. These notes were issued in two tranches of $150,000 each with maturities in June 2001 and 2006 and interest rates of 6.75% and 7.20%, respectively. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's revolving credit agreements.

REVOLVING CREDIT AGREEMENTS

     The Company has various revolving credit facilities and lines of credit which provide for aggregate borrowings of up to $850,000. At December 31, 1996, $544,852 of these facilities and lines was available.

INTEREST RATE AND CURRENCY MANAGEMENT

     The Company uses derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investment in foreign assets. Accordingly, movements in currency rates that impact the swaps are generally offset by a corresponding movement in the value of the underlying assets being hedged and movements in interest rates that impact the fair value of the interest rate swaps are generally offset by a corresponding movement in the value of the underlying debt being hedged. Similarly, currency movements that impact foreign interest expense due under the cross-currency interest rate swaps are generally offset by a corresponding movement in the earnings of the foreign operation.

     In general, interest rates are managed such that 30% to 50% of the total debt (excluding debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations. After giving effect to the interest rate swaps discussed more fully in note eight to the Company's consolidated financial statements, the Company's total debt has been converted into approximately $1,174,000 of fixed interest rate debt at a weighted average rate of 8.00% and approximately $1,052,000 of floating interest rate debt at a weighted average rate of 5.28%. At December 31, 1996, a one percent increase in the various floating rate indices referenced in the debt and swaps would cause a $10,520 net increase in interest expense. However, the Company's overall sensitivity to floating interest rate fluctuations on amounts owed would be partially mitigated by a corresponding higher interest rate on the receivables issued by Provident (approximately $146,000 in receivables at December 31, 1996). Further interest rate risk is diversified in that approximately 42% of the Company's floating rate exposure is based in four markets other than the United States. In the first quarter of 1997, the Company initiated the repurchase of three issues of its outstanding notes and intends to refinance such repurchased notes in a manner that should reduce future interest expense (see note eighteen to the consolidated financial statements).

     In general, the Company hedges up to 100% of its net investment in foreign assets when such investment is considered significant and when it is reasonably cost efficient to do so. The death care industries in countries where the Company has foreign operations are generally stable and have had predictable cash flows. In addition, those countries have not had highly inflationary economies. Approximately one-third of the Company's net assets and one-quarter of its operating income are denominated in foreign currencies. Due to the cross-currency hedges described above, only about 10% of the Company's net assets and operating earnings are subject to translation risk. At December 31, 1996 the increase in the "Foreign currency translation adjustment" of $20.6 million, is primarily the result of the U.S. dollar appreciation against the British pound.

SOURCES AND USES OF CASH

     Cash Flows from Operating Activities: Net cash provided by operating activities was $209,857 for the year ended December 31, 1996, compared to $171,498 for the same period in 1995, an increase of $38,359. This increase was primarily due to improved operating results in 1996. Significant uses of operating cash include an increase in net receivables resulting from increased sales of funeral services and cemetery products and merchandise.

     Cash Flows from Investing Activities: Net cash used in investing activities was $480,126 for the year ended December 31, 1996, compared to $925,135 for the same period in 1995, a decrease of $445,009. This decrease was primarily due to a $414,307 decrease in cash used in acquisitions. The difference primarily relates to the significant French acquisition during 1995. Additionally the Company received approximately $126,000 in early principal payments on loans issued by Provident from two of its largest customers during 1996. These were partially offset by increased capital expenditures including new construction of facilities and major improvements to existing properties which continue to require significant amounts of cash. Cash used for capital expenditures was $193,152 during the year ended December 31, 1996. Additionally, cash used relating to prearranged funeral activities increased due to the timing of cash payments to and withdrawals from trusts as well as increased cash outlays on marketing efforts.

     Cash Flows from Financing Activities: Net cash provided by financing activities was $256,916 for the year ended December 31, 1996, compared to $592,780 for the same period in 1995, a decrease of $335,864. The decrease in 1996 compared to 1995 is mainly due to the significant French acquisition in 1995 for which the Company raised equity (approximately $313,000) as well as debt.

     The Company believes that debt service has no adverse effect on its operations or financing activities at the current levels of debt outstanding. As of December 31, 1996, the Company's debt to capitalization ratio was 47.3% compared to 46.1% at December 31, 1995. The interest rate coverage ratio for the year ended

December 31, 1996 was 3.62:1, compared to 3.11:1 for the same period in 1995. This interest rate coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

     The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At December 31, 1996, the Company had approximately $544,852 of available borrowings under its revolving credit facilities. In addition, as of December 31, 1996, the Company had the ability to issue $1,000,000 in securities registered with the SEC under a shelf registration as well as 19,338,000 shares of common stock and a total of $222,378 of guaranteed promissory notes and convertible debentures registered with the SEC under a separate shelf registration to be used exclusively for future acquisitions.

PREARRANGED FUNERAL SERVICES

     The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase a life insurance or annuity contract. The principal amount of these prearranged funeral contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance funded contracts also increase the amount of cash to be received upon performance of the funeral and are intended to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. The Company has recently completed a review of the prearranged trust investment process which included an asset/liability study. This has resulted in a new investment program which entails the consolidation of multiple trustees, the use of institutional managers with differing investing styles and consolidated performance monitoring and tracking. This new program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to the appropriate investments that more accurately match the anticipated maturity of the policies. This has resulted in a new asset allocation policy of approximately 65% equity and 35% fixed income which the Company intends to implement in the first half of 1997.

     Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products issued by third party insurers. The Company sells prearranged funerals in most of its service markets including its foreign markets. Auxia, the Company's French life insurance subsidiary, primarily sells insurance products used to fund prearranged funerals to be performed at the Company's French funeral service locations. Prearranged funeral service sales afford the Company the opportunity to both protect current market share and mix as well as expand market share in certain markets. The Company believes this adds stability to the funeral service industry and will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed annually approximates 22% and is expected to grow, thereby making the total number of funerals performed more predictable.

CREMATIONS

     In recent years there has been steady, gradual growth in the number of cremations that have been chosen as an alternative to traditional methods of disposal of human remains. In 1996, nearly 33% of all families served by the Company's North American funeral service locations selected the cremation alternative, substantially more than the 20% national average according to industry studies. The Company has a significant number of operating locations in Florida and the west coast of North America where the cremation alternative continues to gain acceptance. Based on industry studies, the Company believes that cremations account for approximately 60-70% of all dispositions of human remains in Australia and the United Kingdom. It is estimated that cremations account for approximately 12% of all dispositions of human remains in France. Though a cremation typically results in less sales dollars than a traditional funeral service, the Company believes that funeral operations which are predominantly cremation businesses typically have higher gross profit margin percentages than those exhibited at traditional funeral operations. Cremation memorialization has long been a tradition in the Australian and United Kingdom markets. The Company has expanded its product alternatives in these markets which has resulted in higher average sales. The Company has also established markets in select areas within North America and believes that memorialization of cremated remains represents a source of revenue growth.

OTHER MATTERS

     The Company will adopt Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"), which was amended by FAS 127, in January 1997. The Company will adopt FAS 128 "Earnings Per Share" and FAS 129 "Disclosures of Information About Capital Structure" for the year ended December 31, 1997. The Company does not anticipate that the adoption of these standards will have a material impact on the consolidated financial statements. See note sixteen to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   20
Consolidated Statement of Income for the three years ended
  December 31, 1996.........................................   21
Consolidated Balance Sheet as of December 31, 1996 and
  1995......................................................   22
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1996...................................   23
Consolidated Statement of Stockholders' Equity for the three
  years ended December 31, 1996.............................   24
Notes to Consolidated Financial Statements..................   25
Financial Statement Schedule:
II -- Valuation and Qualifying Accounts.....................   49

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of
Directors of Service Corporation International

     We have audited the accompanying consolidated balance sheet of Service Corporation International as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule for the three years ended December 31, 1996, listed in the index at item 8 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Corporation International as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Houston, Texas
March 21, 1997

                       SERVICE CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME

                                                             YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1996           1995           1994
                                                     -----------    -----------    -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                     AMOUNTS)
Revenues...........................................  $ 2,294,194    $ 1,652,126    $ 1,117,175
Costs and expenses.................................   (1,689,742)    (1,186,905)      (775,980)
                                                     -----------    -----------    -----------
Gross profit.......................................      604,452        465,221        341,195
General and administrative expenses................      (63,215)       (53,600)       (51,700)
                                                     -----------    -----------    -----------
Income from operations.............................      541,237        411,621        289,495
Interest expense...................................     (138,557)      (118,148)       (80,123)
Dividends on preferred securities of SCI Finance
  LLC..............................................      (10,781)       (10,781)          (539)
Other income.......................................       21,982         11,519         10,188
                                                     -----------    -----------    -----------
                                                        (127,356)      (117,410)       (70,474)
                                                     -----------    -----------    -----------
Income before income taxes.........................      413,881        294,211        219,021
Provision for income taxes.........................     (148,583)      (110,623)       (87,976)
                                                     -----------    -----------    -----------
Net income.........................................  $   265,298    $   183,588    $   131,045
                                                     ===========    ===========    ===========
Earnings per share:
  Primary..........................................  $      1.10    $       .90    $       .75
                                                     ===========    ===========    ===========
  Fully diluted....................................  $      1.07    $       .85    $       .72
                                                     ===========    ===========    ===========
Weighted average number of shares and
  equivalents......................................      241,178        204,148        173,852
                                                     ===========    ===========    ===========

          (All common stock and per share data has been restated for a two-for-one common stock split on August 30, 1996)

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents.................................  $   44,131     $   57,484
  Receivables, net of allowances............................     494,576        448,941
  Inventories...............................................     139,019        120,805
  Other.....................................................      36,314         32,371
                                                              ----------     ----------
          Total current assets..............................     714,040        659,601
                                                              ----------     ----------
Investments -- insurance subsidiary.........................     601,565        557,335
Prearranged funeral contracts...............................   2,159,348      1,811,597
Long-term receivables.......................................     809,287        762,891
Cemetery property, at cost..................................   1,380,213      1,162,556
Property, plant and equipment, at cost (net)................   1,457,075      1,273,722
Deferred charges and other assets...........................     371,608        292,470
Names and reputations (net).................................   1,376,634      1,152,215
                                                              ----------     ----------
                                                              $8,869,770     $7,672,387
                                                              ==========     ==========

                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  440,797     $  420,940
  Current maturities of long-term debt......................     113,876        122,237
  Income taxes..............................................      52,870         68,574
                                                              ----------     ----------
          Total current liabilities.........................     607,543        611,751
                                                              ----------     ----------
Long-term debt..............................................   2,048,737      1,712,464
Deferred income taxes.......................................     527,460        437,840
Other liabilities...........................................     552,443        400,434
Deferred prearranged funeral contract revenues..............   2,725,770      2,362,053
Commitments and contingencies...............................          --             --
Company obligated, mandatorily redeemable, convertible
  preferred securities of SCI Finance LLC, whose principal
  asset is a 6.25%, $216,315 note from the Company..........     172,500        172,500
Stockholders' equity:
  Common stock, $1 per share par value, 500,000,000 shares
     authorized, 236,193,427 and 234,542,172, respectively,
     issued and outstanding.................................     236,193        234,542
  Capital in excess of par value............................   1,237,783      1,214,708
  Retained earnings.........................................     728,108        518,562
  Foreign currency translation adjustment...................      22,315          1,747
  Unrealized gain on securities available for sale, net of
     tax....................................................      10,918          5,786
                                                              ----------     ----------
Total stockholders' equity..................................   2,235,317      1,975,345
                                                              ----------     ----------
                                                              $8,869,770     $7,672,387
                                                              ==========     ==========

                 (All common stock data has been restated for a
               two-for-one common stock split on August 30, 1996)

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income........................................  $   265,298    $   183,588    $   131,045
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..................      129,819         92,541         68,993
     Provision for deferred income taxes............       56,902         45,164         27,490
     Gains from dispositions (net)..................       (9,930)        (1,024)        (2,143)
     Change in assets and liabilities net of effects
       from acquisitions:
       (Increase) in receivables....................     (167,338)      (115,888)      (103,935)
       (Increase) in other assets...................      (36,781)       (36,496)       (35,983)
       Increase (decrease) in other liabilities.....      (26,365)         7,473         27,606
       Other........................................       (1,748)        (3,860)          (159)
                                                      -----------    -----------    -----------
Net cash provided by operating activities...........      209,857        171,498        112,914
                                                      -----------    -----------    -----------
Cash flows from investing activities:
  Capital expenditures..............................     (193,152)      (125,231)       (81,090)
  Changes in prearranged funeral balances...........      (86,291)       (80,794)        49,530
  Proceeds from sales of property and equipment.....       30,121         12,655         13,294
  Acquisitions, net of cash acquired................     (279,320)      (693,627)      (711,357)
  Loans issued by finance subsidiary................      (86,858)       (38,184)       (48,320)
  Principal payments received on loans by finance
     subsidiary.....................................      156,064         24,312         76,288
  Change in investments and other...................      (20,690)       (24,266)        (5,042)
                                                      -----------    -----------    -----------
Net cash used in investing activities...............     (480,126)      (925,135)      (706,697)
                                                      -----------    -----------    -----------
Cash flows from financing activities:
  Increase (decrease) in borrowings under revolving
     credit agreements..............................       96,441       (453,959)       295,570
  Long-term debt issued.............................      300,000        862,848        200,000
  Payment of debt...................................     (109,458)      (135,960)       (31,896)
  Convertible preferred shares of SCI Finance LLC
     issued.........................................           --             --        172,500
  Common stock issued...............................           --        331,063        189,726
  Dividends paid....................................      (55,262)       (43,676)       (36,013)
  Bank overdrafts and other.........................       25,195         32,464          1,415
                                                      -----------    -----------    -----------
Net cash provided by financing activities...........      256,916        592,780        791,302
                                                      -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents.......................................      (13,353)      (160,857)       197,519
Cash and cash equivalents at beginning of period....       57,484        218,341         20,822
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of period..........  $    44,131    $    57,484    $   218,341
                                                      ===========    ===========    ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              CAPITAL IN                       FOREIGN       UNREALIZED
                                             COMMON            EXCESS OF        RETAINED       CURRENCY        GAIN ON
                                             STOCK             PAR VALUE        EARNINGS     TRANSLATION     SECURITIES
                                       ------------------   ---------------   ------------   ------------   -------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1993.........      $  169,718         $  433,043       $  284,879     $   (3,127)    $       --
Add (deduct):
  Net income.........................                                             131,045
  Retirement of common stock.........             (64)              (741)
  Common stock issued:
     Common stock offering...........          15,400            174,326
     Stock option exercises and stock
       grants........................             452              3,449
     Acquisitions....................           4,066              5,425            2,729
     Debenture conversion............             142              1,151
  Dividends on common stock ($.21 per
     share)..........................                                             (37,144)
  Foreign currency translation.......                                                              4,525
  Gain on sale of subsidiary stock
     and other.......................                              7,348
                                           ----------         ----------       ----------     ----------     ----------
Balance at December 31, 1994.........         189,714            624,001          381,509          1,398             --
Add (deduct):
  Net income.........................                                             183,588
  Common stock issued:
     Common stock offerings..........          18,350            312,713
     Stock option exercises and stock
       grants........................             696              5,792
     Acquisitions....................           7,310            101,967
     Debenture conversions...........          18,472            170,235
  Dividends on common stock ($.22 per
     share)..........................                                             (46,535)
  Foreign currency translation.......                                                                349
  Unrealized gain on securities......                                                                             5,786
                                           ----------         ----------       ----------     ----------     ----------
Balance at December 31, 1995.........         234,542          1,214,708          518,562          1,747          5,786
Add (deduct):
  Net income.........................                                             265,298
  Common Stock issued:
     Stock option exercises and stock
       grants........................             723              6,940
     Acquisitions....................             811             15,012              796
     Debenture conversions...........             117              1,123
  Dividends on common stock ($.24 per
     share)..........................                                             (56,548)
  Foreign currency translation.......                                                             20,568
  Unrealized gain on securities......                                                                             5,132
                                           ----------         ----------       ----------     ----------     ----------
Balance at December 31, 1996.........      $  236,193         $1,237,783       $  728,108     $   22,315     $   10,918
                                           ==========         ==========       ==========     ==========     ==========

          (All common stock and per share data has been restated for a two-for-one common stock split on August 30, 1996)

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE ONE

NATURE OF OPERATIONS

     The Company is the largest provider of death care services in the world. At December 31, 1996, the Company operated 2,882 funeral service locations, 345 cemeteries and 150 crematoria located in North America, Europe and the Pacific Rim.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria.

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

     Inventories and Cemetery Property: Funeral merchandise and cemetery property and merchandise, are stated at the lower of average cost or market.

     Depreciation and Amortization: Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to 50 years, while equipment is depreciated over a period from three to 20 years. For the three years ended December 31, 1996, depreciation expense was $74,854, $52,828 and $35,546, respectively. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired are amortized on a straight-line basis over the lives of the respective contracts.

     Funeral Operations: Funeral revenue is recognized when the funeral service is performed. The Company's trade receivables consist primarily of funeral services already performed. An allowance for doubtful accounts has been provided based on historical experience.

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Revenues associated with sales of prearranged funeral contracts (which include accumulated trust earnings and increasing insurance benefits) are deferred and later recognized when the funeral service is performed. The Company considers price

                       SERVICE CORPORATION INTERNATIONAL
guaranteed prearranged funeral contracts to be investments made to retain and expand future market share. Accordingly, cash flows related to price guaranteed prearranged funeral contracts that have not been performed have been reclassified from cash flows from operating activities to cash flows from investing activities. For comparative purposes, reclassification was made to the 1995 and 1994 consolidated statement of cash flows.

     Cemetery Operations: All cemetery interment right sales, together with associated merchandise, are recorded to income at the time contracts are signed. Costs related to the sales of interment rights include property and other costs related to cemetery development activities which are charged to operations using the specific identification method. Allowances for customer cancellations are provided at the date of sale based upon historical experience. Costs related to merchandise are based on actual costs incurred or estimates of future costs necessary to purchase the merchandise, including provisions for inflation when required. Pursuant to state law, all or a portion of the proceeds from the sale of cemetery merchandise may also be required to be paid into trust funds until such merchandise is purchased by the Company for the customer. Merchandise funds trusted at December 31, 1996 and 1995 were $390,534 and $330,470 (see note five). The Company recognizes realized trust income on these merchandise trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to the unpurchased cemetery merchandise. Additionally, a portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. Earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. Perpetual care funds trusted at December 31, 1996 and 1995 were $318,868 and $242,449, respectively, which approximates fair value. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. For the three years ended December 31, 1996, the earnings recognized from all cemetery trusts were $51,601, $33,795 and $24,456, respectively.

     Names and Reputations: The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in "Names and reputations" and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral business. Additionally, the death care industry has historically exhibited stable cash flows as well as a low failure rate. The Company monitors the recoverability of names and reputations based on projections of future undiscounted cash flows of the acquired businesses. The amortization charged against income was $33,836, $25,226 and $15,495 for the three years ended December 31, 1996, respectively. Accumulated amortization of names and reputations as of December 31, 1996 and 1995 was $101,426 and $77,855, respectively.

     Evaluation of Long-Lived Assets: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (FAS 121). FAS 121 requires the Company to monitor the recoverability of its long-lived assets on an ongoing basis as events or circumstances indicate that carrying values may not be recoverable. Adoption of FAS 121 did not have a material effect on the Company's financial position or results of operations. In accordance with FAS 121, assets are primarily grouped at the cluster level.

     Derivatives: Amounts to be paid or received under interest rate swaps, including the interest rate provisions of the cross-currency swaps, are recorded on the accrual basis over the life of the swap agreements as an adjustment to interest expense. The related net amounts payable to, or receivable from, the counterparties are included in accrued liabilities or current receivables, respectively. Gains and losses resulting from currency movements on the cross-currency swaps that hedge the Company's net foreign investments are reflected in stockholders' equity, with the related net amounts due to, or from, the counterparties included in other liabilities, or other assets, respectively. Net deferred gains and losses on early termination of interest rate

                       SERVICE CORPORATION INTERNATIONAL
swaps are being amortized into interest expense over the remaining lives of the original agreements ($1,808 net unamortized loss at December 31, 1996).

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

NOTE THREE

ACQUISITIONS

     In August 1995, the Company acquired two French companies, Omnium de Gestion et de Financement S.A. and Pompes Funebres Generales S.A. ("OGF/PFG"), which when combined operated 1,099 funeral service locations, 28 crematoria and Auxia which primarily sells insurance policies in connection with OGF/PFG's prearranged funeral business throughout France and several other countries. The total purchase price for OGF/PFG was approximately $577,000. Permanent financing was provided by issuances of notes and Company common stock in October 1995 (see note twelve). OGF/PFG was accounted for as a purchase and the results of operations have been consolidated with the Company's since August 1995.

     In October 1995, the Company purchased Gibraltar Mausoleum Corporation which operated 23 funeral service locations and 54 cemeteries in the United States. The purchase price of approximately $267,000 was financed through the issuance of securities under the Company's acquisition shelf registration and borrowings under the Company's revolving credit facilities.

     In addition to the acquisitions disclosed above, the Company acquired certain other funeral and cemetery operations both domestically and internationally during the years ended December 31, 1996 and 1995. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

     The following table is a summary of the above acquisitions made during the two years ended December 31, 1996:

                                                                1996         1995
                                                              --------    ----------
Number acquired:
  Funeral service locations.................................       210         1,263
  Cemeteries................................................        35            99
  Crematoria................................................         9            30
Purchase price..............................................  $362,651    $1,145,777

     The purchase price in both years consisted primarily of combinations of cash, Company common stock, issued and assumed debt and the retirement of loans receivable issued by Provident.

     In addition, on September 5, 1995, the Company acquired the shares of Service Corporation International (Canada) Limited ("SCIC") not already owned by the Company which made SCIC (formerly an approximate 70% owned subsidiary) a wholly owned subsidiary of the Company. The purchase price of approximately $62,578 was financed through the issuance of a 6.95% amortizing note in December 1995.

                       SERVICE CORPORATION INTERNATIONAL

     The effect of the above acquisitions on the consolidated balance sheet at December 31, was as follows:

                                                                1996          1995
                                                              --------      ---------
Current assets..............................................  $ 30,542      $ 171,431
Investments-insurance subsidiary............................        --        541,784
Prearranged funeral contracts...............................    61,994        132,158
Long-term receivables.......................................   (10,559)       155,013
Cemetery property...........................................   210,507        423,852
Property, plant and equipment...............................    93,482        379,616
Deferred charges and other assets...........................    (1,244)        42,949
Names and reputations.......................................   164,414        363,506
Current liabilities.........................................   (62,817)      (320,158)
Long-term debt..............................................   (32,532)       (89,724)
Deferred income taxes and other liabilities.................   (85,635)      (341,070)
Deferred prearranged funeral contract revenues..............   (72,213)      (656,453)
Stockholders' equity........................................   (16,619)      (109,277)
                                                              --------      ---------
          Cash used for acquisitions........................  $279,320      $ 693,627
                                                              ========      =========

     The following unaudited pro forma information assumes that the acquisition by the Company of all operations acquired during the years ended December 31, 1996 and 1995 took place on January 1, 1995 (1,473 funeral service locations, 134 cemeteries and 39 crematoria acquired in 208 separate transactions). This information also assumes that the October 1995 public offerings of notes and Company common stock (disclosed in note twelve) were issued at the beginning of 1995. The net proceeds of the October 1995 public offerings were first applied toward the purchase price of OGF/PFG, with the excess net proceeds used to repay amounts outstanding under the Company's existing revolving credit facilities. This unaudited pro forma information may not be indicative of results that would have actually resulted if these transactions had occurred on the dates indicated or which may be obtained in the future.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                                                    (UNAUDITED)
Revenues....................................................  $2,358,704    $2,263,992
                                                              ==========    ==========
Net income..................................................  $  265,341    $  204,713
                                                              ==========    ==========
Primary earnings per share..................................  $     1.10    $      .90
                                                              ==========    ==========
Fully diluted earnings per share............................  $     1.07    $      .85
                                                              ==========    ==========

NOTE FOUR

PREARRANGED FUNERAL ACCOUNTING

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers in North America, the United Kingdom and Australia or the Company's French prearranged funeral service life insurance subsidiary ("Auxia") which was acquired in the 1995 French acquisition (see note three). Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "prearranged funeral contracts" or, in the case of contracts funded by Auxia, "investments-insurance subsidiary." A corresponding credit is recorded to "deferred prearranged funeral

                       SERVICE CORPORATION INTERNATIONAL
contract revenues." Allowances for customer cancellations are provided at the date of sale based on historical experience.

     Amounts paid by the customer pursuant to the prearranged funeral contracts are recognized in funeral revenue at the time the funeral is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the service is performed at which time these funds are also recognized in funeral revenues and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Included in deferred prearranged funeral contract revenues are net obtaining costs, including sales commissions and certain other direct marketing costs, applicable to prearranged funeral contracts which are deferred and will be expensed over a period representing the actuarially determined average life of the prearranged contract.

PREARRANGED FUNERAL CONTRACTS

     At December 31, 1996, $962,389 due from trust funded contracts (which includes $235,433 of amounts that have not yet been collected from customers) and $1,196,959 due from third party insurance funded contracts will be available to the Company at the time the funeral services are performed. These amounts are shown net of estimated customer cancellations. The allowance for cancellation is based on historical experience and is equivalent to approximately 8% of the total balance. Accumulated realized earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through December 31, 1996. The cumulative total has been reduced by allowable cash withdrawals for realized trust earnings and amounts retained by the Company pursuant to various state laws.

     The cost and market value associated with the assets held in the trust funds underlying the Company's prearranged funeral contracts are as follows:

                                                  DECEMBER 31, 1996       DECEMBER 31, 1995
                                                 --------------------    --------------------
                                                   COST       MARKET       COST       MARKET
                                                 --------    --------    --------    --------
Debt securities:
  Government...................................  $245,736    $259,910    $ 94,645    $106,927
  Corporate....................................   121,887     122,322     259,907     265,864
Equity securities..............................   164,630     208,082     173,500     191,773
Money market/other.............................   274,949     275,581     190,448     190,813
                                                 --------    --------    --------    --------
                                                 $807,202    $865,895    $718,500    $755,377
                                                 ========    ========    ========    ========

  Investments -- Insurance subsidiary

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

                       SERVICE CORPORATION INTERNATIONAL

     The cost, market value and unrealized gains or losses related to Auxia's and certain other European debt and equity securities were as follows:

                                  DECEMBER 31, 1996                   DECEMBER 31, 1995
                          ---------------------------------   ---------------------------------
                                                                                     UNREALIZED
                                                 UNREALIZED                            GAINS
                            COST      MARKET       GAINS        COST      MARKET      (LOSSES)
                          --------   --------    ----------   --------   --------    ----------
Debt securities:
  Foreign government....  $220,256   $236,443     $16,187     $171,480   $179,840     $ 8,360
  Corporate.............   210,235    210,428         193      123,156    123,564         408
Equity securities.......    96,157     96,735         578       69,734     67,695      (2,039)
Mutual funds:
  Money market/other....    27,749     27,942         193      113,743    115,947       2,204
  Debt..................    61,471     61,471          --       41,800     42,003         203
                          --------   --------     -------     --------   --------     -------
                          $615,868   $633,019     $17,151     $519,913   $529,049     $ 9,136
                          ========   ========     =======     ========   ========     =======

     At December 31, 1996, gross unrealized gains were $22,932 and gross unrealized losses were $5,781.

     The contractual maturities of Auxia's debt securities (at fair value) as of December 31, 1996, were as follows:

Within one year.............................................  $ 69,564
After one year through five years...........................   240,875
After five years through ten years..........................   107,334
After ten years.............................................    29,098
                                                              --------
                                                              $446,871
                                                              ========

     The following table summarizes the activity in prearranged funeral contracts and investments -- insurance subsidiary during the years ended December 31, 1996 and 1995:

                                                                1996          1995
                                                             ----------    ----------
Beginning balance..........................................  $2,368,932    $1,418,104
  Net sales................................................     513,882       358,103
  Acquisitions.............................................      61,994       673,942
  Realized earnings and increasing insurance benefits......     111,950        60,502
  Maturities...............................................    (249,705)     (148,241)
  Increase in cancellation reserve.........................     (36,694)      (38,132)
  Distributed earnings and other...........................      (9,446)       44,654
                                                             ----------    ----------
Ending balance.............................................  $2,760,913    $2,368,932
                                                             ==========    ==========

  Deferred Prearranged Funeral Contract Revenues

     "Deferred prearranged funeral contract revenues" on the consolidated balance sheet includes the contract amount of all price guaranteed prearranged funeral service contracts as well as the accrued trust earnings and increasing insurance benefits. Also included in deferred prearranged funeral contract revenues are net obtaining costs applicable to prearranged funeral contracts. The aggregate net costs deferred as of December 31, 1996 and 1995 were $151,008 and $96,595, respectively. The Company will continue to defer additional accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company will recognize the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

                       SERVICE CORPORATION INTERNATIONAL

     The following table summarized the activity in deferred prearranged funeral contract revenues during the years ended December 31, 1996 and 1995:

                                                                1996          1995
                                                             ----------    ----------
Beginning balance..........................................  $2,362,053    $1,519,582
  Net sales................................................     523,229       366,835
  Acquisitions.............................................      72,213       656,453
  Realized earnings and increasing insurance benefits......     111,950        60,502
  Maturities...............................................    (252,603)     (150,382)
  Increase in cancellation reserve.........................     (36,694)      (38,132)
  Net deferred obtaining costs.............................     (61,421)      (43,663)
  Other....................................................       7,043        (9,142)
                                                             ----------    ----------
Ending balance.............................................  $2,725,770    $2,362,053
                                                             ==========    ==========

     The recognition of future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

1997........................................................  $  239,145
1998........................................................     208,534
1999........................................................     192,264
2000........................................................     178,823
2001........................................................     166,037
2002 through 2006...........................................     680,850
2007 and thereafter.........................................   1,060,117
                                                              ----------
                                                              $2,725,770
                                                              ==========

NOTE FIVE

CEMETERY MERCHANDISE TRUST FUNDS

     The cost and market value associated with the assets held in the cemetery merchandise trust funds (included in current and long-term receivables, at cost) were as follows:

                                                  DECEMBER 31, 1996       DECEMBER 31, 1995
                                                 --------------------    --------------------
                                                   COST       MARKET       COST       MARKET
                                                 --------    --------    --------    --------
Debt securities:
  Government...................................  $ 72,394    $ 72,101    $ 24,910    $ 25,244
  Corporate....................................    35,060      34,560     136,730     139,343
Equity securities..............................    71,239      75,297      85,117      91,428
Money market/other.............................   211,841     211,896      83,713      83,800
                                                 --------    --------    --------    --------
                                                 $390,534    $393,854    $330,470    $339,815
                                                 ========    ========    ========    ========

                       SERVICE CORPORATION INTERNATIONAL

NOTE SIX

INCOME TAXES

     The provision for income taxes includes United States income taxes, determined on a consolidated return basis, foreign and state and local income taxes.

     Income before income taxes:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
United States......................................  $309,431    $257,318    $198,961
Foreign............................................   104,450      36,893      20,060
                                                     --------    --------    --------
                                                     $413,881    $294,211    $219,021
                                                     ========    ========    ========
Income tax expense (benefit) consisted of the
  following:
Current:
  United States....................................  $ 65,709    $ 43,396    $ 43,290
  Foreign..........................................    14,158      12,949       9,443
  State and local..................................    11,814       9,114       7,753
                                                     --------    --------    --------
                                                       91,681      65,459      60,486
                                                     --------    --------    --------
Deferred:
  United States....................................    45,330      39,767      25,282
  Foreign..........................................     3,238      (1,498)       (219)
  State and local..................................     8,334       6,895       2,427
                                                     --------    --------    --------
                                                       56,902      45,164      27,490
                                                     --------    --------    --------
Total provision....................................  $148,583    $110,623    $ 87,976
                                                     ========    ========    ========

     The Company made income tax payments of approximately $99,377, $65,859 and $69,555, in 1996, 1995, and 1994, respectively.

     The differences between the U.S. federal statutory tax rate and the Company's effective rate were as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1996        1995       1994
                                                      --------    --------    -------
Computed tax provision at the applicable U.S.
  federal statutory income tax rate.................  $144,858    $102,974    $76,658
State and local taxes, net of federal income tax
  benefits..........................................    13,097      10,406      6,617
Dividends received deduction and tax exempt
  interest..........................................    (2,108)     (1,939)    (1,425)
Amortization of names and reputations...............     4,765       4,554      3,807
Foreign jurisdiction tax rate difference............   (11,849)     (5,309)     2,144
Other...............................................      (180)        (63)       175
                                                      --------    --------    -------
  Provision for income taxes........................  $148,583    $110,623    $87,976
                                                      ========    ========    =======
Total effective tax rate............................     35.9%       37.6%      40.2%
                                                      ========    ========    =======

                       SERVICE CORPORATION INTERNATIONAL

     The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                                1996        1995
                                                              --------    --------
Receivables, principally due to sales of cemetery interment
  rights and related products...............................  $152,069    $128,755
Inventories and cemetery property, principally due to
  purchase accounting adjustments...........................   383,687     317,937
Property, plant and equipment, principally due to
  depreciation and to purchase accounting adjustments.......   110,907     110,755
Other.......................................................        --       5,519
                                                              --------    --------
  Deferred tax liabilities..................................   646,663     562,966
                                                              --------    --------
Deferred revenue on prearranged funeral contracts,
  principally due to earnings from trust funds..............   (34,092)    (49,889)
Accrued liabilities.........................................   (38,337)    (20,273)
Carry-forwards and foreign tax credits......................    (7,484)    (10,888)
Other.......................................................    (4,367)         --
                                                              --------    --------
  Deferred tax assets.......................................   (84,280)    (81,050)
                                                              --------    --------
  Valuation allowance.......................................     6,128       8,729
                                                              --------    --------
  Net deferred income taxes.................................  $568,511    $490,645
                                                              ========    ========

     During the three years ended December 31, 1996, tax expense resulting from allocating certain tax benefits directly to capital in excess of par totaled $2,410, $1,165 and $1,223, respectively.

     Current refundable income taxes and foreign current deferred tax assets are included in other current assets, with current taxes payable and current deferred taxes being reflected as "Income taxes" on the consolidated balance sheet.

     United States income taxes have not been provided on $153,598 of undistributed earnings of foreign subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

     As of December 31, 1996 the Company has United States foreign tax credit carry-forwards of $556 which will expire in the years 1999 through 2001.

     Various subsidiaries have state operating loss carry-forwards of $45,442 with expiration dates through 2011.

     The Company believes that some uncertainty exists with respect to future realization of these tax credits and loss carry-forwards, therefore a valuation allowance has been established for the carry-forwards not expected to be realized. The decrease in the valuation allowance is primarily attributable to loss carry-forwards and foreign tax credits that were realized in the current year.

                       SERVICE CORPORATION INTERNATIONAL

NOTE SEVEN

DEBT

     Debt at December 31, was as follows:

                                                                1996          1995
                                                             ----------    ----------
Bank revolving credit agreements and commercial paper......  $  325,875    $  226,611
6.375% notes due in 2000...................................     150,000       150,000
6.75% notes due in 2001....................................     150,000            --
8.72% amortizing notes due in 2002.........................     165,761       178,866
8.375% notes due in 2004...................................     200,000       200,000
7.2% notes due in 2006.....................................     150,000            --
6.875% notes due in 2007...................................     150,000       150,000
6.95% amortizing notes due in 2010.........................      61,576        63,837
7.875% debentures due in 2013..............................     150,000       150,000
7.0% notes due in 2015 (putable in 2000)...................     300,000       300,000
Medium term notes, maturities through 2019, fixed average
  interest rate of 9.6%....................................     186,040       186,040
Convertible debentures, interest rates range from
  5% -- 5.5%, due through 2006, conversion price ranges
  from $11.25 -- $36.72....................................      44,140        27,090
Mortgage and other notes payable with maturities through
  2013, average interest rate of 7.64%.....................     151,836       221,840
Deferred loan costs........................................     (22,615)      (19,583)
                                                             ----------    ----------
Total debt.................................................   2,162,613     1,834,701
Less current maturities....................................    (113,876)     (122,237)
                                                             ----------    ----------
          Total long-term debt.............................  $2,048,737    $1,712,464
                                                             ==========    ==========

     The Company's primary revolving credit agreement provides for borrowings up to $800,000. The 364-day portion allows for borrowings up to $450,000, and is used primarily to support commercial paper. The agreement expires June 27, 1997, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount. At December 31, 1996, there was $202,571 of commercial paper outstanding backed by this agreement at a weighted average interest rate of 5.57%. These commercial paper borrowings and revolving notes generally have maturities ranging from one to 90 days. In addition, the Company has a multi-currency revolving credit agreement which allows for borrowings of up to $350,000, including up to $75,000 each in United Kingdom Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to .15% is paid quarterly on the total commitment amount. At December 31, 1996, there was $85,234 outstanding under this agreement at a weighted average interest rate of 5.43%. These credit agreements disclosed above contain financial compliance provisions that contain certain restrictions on levels of net worth, debt, equity, liens, letters of credit and guarantees.

     The Company's outstanding commercial paper and other borrowings under its various credit facilities at December 31, 1996 are classified as long-term debt. The Company uses these revolving credit agreements primarily to finance the Company's ongoing acquisition programs. From time to time, the Company raises debt and/or equity in the public markets to reduce its revolving credit facility balances. The timing of these public debt or equity offerings is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities. Therefore, the Company has classified these borrowings as long-term debt. Additionally, the

                       SERVICE CORPORATION INTERNATIONAL

Company has excluded these borrowings from the five-year maturity of long-term debt disclosure due to the uncertainty of the eventual term of the related debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under the Company's $1,000,000 shelf registration.

     The Company's French revolving credit agreement allows for borrowings, in French francs, up to $50,000 and expires in August 1997. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of .075% is paid quarterly on the total commitment amount. At December 31, 1996, $17,343 was outstanding under this agreement at a weighted average interest rate of 3.55%.

     The Company also has a bank line of credit for $100,000 (no borrowings outstanding at December 31, 1996) at rates similar to the primary revolving credit agreements. This line may be withdrawn at any time at the option of the bank. Additionally, the Company has approximately $88,933 in lines of credit with several international banks and at December 31, 1996, $21,454 was outstanding under these international lines of credit.

     In May 1996, the Company issued $300,000 of notes which were sold through an underwritten public offering. These notes were issued in two tranches of $150,000 each with maturities in June 2001 and 2006 and interest rates of 6.75% and 7.2%, respectively. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's revolving credit agreements.

     During the first quarter of 1997, the Company initiated the repurchase of three issues of its outstanding notes and intends to refinance such repurchased notes in a manner that should reduce future interest expense. (See note eighteen to the consolidated financial statements).

     Approximately $80,000 of the Company's facilities and cemetery properties are pledged as collateral for the mortgage notes at December 31, 1996.

     Additionally, at December 31, 1996, the Company had $41,738 in letters of credit outstanding primarily to guarantee funding of certain insurance claims.

     The aggregate principal payments on debt for the five years subsequent to December 31, 1996, excluding amounts due to banks under revolving credit loan agreements are: 1997-$113,876; 1998-$55,217; 1999-$53,243; 2000-$191,843 and
2001-$204,747.

     Cash interest payments for the three years ended December 31, 1996 totaled $150,961, $111,609 and $77,334, respectively.

     Approximately $1,386,000 of total debt has essentially been converted to foreign currencies as a result of cross-currency swaps. Similarly, the stated coupons described above have substantially been modified through the use of interest rate and cross-currency interest rate swaps used in the management of interest rates within defined targets for fixed and floating interest rate exposure. See note eight below.

     During the three months ended December 31, 1996, pursuant to a shelf registration filed with the SEC to be used exclusively for future acquisitions, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                         SUBSIDIARY                            AMOUNT
                         ----------                           --------
SCI Funeral Services of New York, Inc. .....................   $   60
Hubbard Funeral Home, Inc. .................................    1,500
SCI Arizona Funeral Services, Inc. .........................    4,061
SCI Texas Funeral Services, Inc. ...........................    1,150
SCI Iowa Funeral Services, Inc. ............................      825
Affiliated Family Funeral Services, Inc. ...................    1,846

                       SERVICE CORPORATION INTERNATIONAL

NOTE EIGHT

DERIVATIVES

     The Company enters into derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investments in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and enters into transactions only with a limited group of creditworthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

     In general, cross-currency swaps are entered into concurrently with significant foreign acquisitions and convert US dollar debt into the respective foreign currency of the acquisitions. Such cross-currency swaps are used in combination with local currency borrowings to substantially hedge the Company's net investment in foreign operations. The cross-currency swaps generally include interest rate provisions to enable the Company to additionally hedge a portion of the earnings of its foreign operations. Accordingly, movements in currency rates that impact the swap are generally offset by a corresponding movement in the value of the underlying assets being hedged. Similarly, currency movements that impact foreign expense due under the cross-currency interest rate swaps are generally offset by a corresponding movement in the earnings of the foreign operation.

                                                               CARRYING                 WEIGHTED AVERAGE
                                                                AMOUNT                    INTEREST RATE
                                                  NOTIONAL       ASSET                  -----------------
               DECEMBER 31, 1996                   AMOUNT     (LIABILITY)   MATURITY     RECEIVE     PAY
               -----------------                 ----------   -----------   ---------   ---------   -----
Interest Rate Swaps:
  US dollar fixed to US dollar floating........  $  575,000    $     --     1999-2006      6.37%     5.56%
  Canadian dollar floating to Canadian dollar
     fixed.....................................      40,134          --       1999         2.94      7.57
  French franc floating to German mark
     floating..................................      94,808          --       2006         3.50      3.47
Cross-Currency Interest Rate Swaps:
  US dollar fixed to French franc fixed........     500,000      24,123     2000-2007      6.20      5.94
  US dollar fixed to French franc floating.....     100,000        (599)      2006         7.20      3.74
  US dollar fixed to British pound fixed.......     405,109     (40,394)    2002-2004      8.47      7.98
  US dollar fixed to British pound floating....      33,152      (3,477)      2002         8.72      6.56
  US dollar floating to British pound
     floating..................................      76,375      (4,113)      1997         5.50      6.30
  US dollar floating to Australian dollar
     fixed.....................................      67,568     (10,881)    1999-2000      5.63      7.02
  US dollar floating to Australian dollar
     floating..................................      29,436      (5,531)      2000         5.63      5.93
  US dollar fixed to Canadian dollar fixed.....      75,000         133       1999         6.66      6.64
  US dollar fixed to Canadian dollar
     floating..................................     100,000       1,089       2010         6.95      3.54
                                                 ----------    --------
                                                 $2,096,582    $(39,650)
                                                 ==========    ========

                                                              CARRYING                 WEIGHTED AVERAGE
                                                               AMOUNT                    INTEREST RATE
                                                 NOTIONAL       ASSET                  -----------------
              DECEMBER 31, 1995                   AMOUNT     (LIABILITY)   MATURITY     RECEIVE     PAY
              -----------------                 ----------   -----------   ---------   ---------   -----
Interest Rate Swaps:
  US dollar fixed to US dollar floating.......  $   75,000    $     --       1999         5.36%     5.88%
  Canadian dollar floating to Canadian dollar
     fixed....................................      40,310          --       1999         5.98      7.57
Cross-Currency Interest Rate Swaps:
  US dollar fixed to French franc fixed.......     300,000      (2,221)    2000-2007      6.75      6.96
  US dollar fixed to British pound fixed......     252,170         753     2002-2004      8.63      9.22
  US dollar fixed to British pound floating...     208,728         916     2002-2004      8.35      6.85
  US dollar floating to Australian dollar
     fixed....................................      67,568      (5,827)    1999-2000      5.56      7.03
  US dollar floating to Australian dollar
     floating.................................      29,436      (3,278)      2000         5.56      7.35
  US dollar fixed to Canadian dollar
     floating.................................     100,000         655       2010         6.95      6.58
                                                ----------    --------
                                                $1,073,212    $ (9,002)
                                                ==========    ========

                       SERVICE CORPORATION INTERNATIONAL

     During 1996, the Company entered into $200,000 of French Franc and $75,000 of Canadian dollar cross-currency interest rate swaps to further hedge its net investment in related foreign assets on an after-tax basis. In May 1996, a $100,000 French Franc cross-currency swap was executed to maintain the Company's existing hedge of net assets in French operations upon repayment of balances outstanding under the French bridge facility. In March 1996, the Company converted $94,808 of floating French rates to floating German rates and in December 1996, the Company entered into US dollar fixed to floating interest rate swaps on $500,000 notional in connection with its ongoing management of interest rates.

     Interest rate swap settlements are generally semiannual and match the coupons of the underlying debt or related intercompany loan payments on the foreign operations being hedged. In the cross-currency swaps, the notional amounts are exchangeable in accordance with the terms of the swaps: at maturity for nonamortizing swaps or according to defined amortization tables. Maturities of derivative financial instruments held on December 31, 1996, are as follows:
1997 -- $76,375; 1998 -- $0; 1999 -- $213,548; 2000 -- $323,590; 2001 --
$150,000; and thereafter -- $1,333,069.

NOTE NINE

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying value of Provident's receivables approximates fair value as the majority of the loan portfolio carries market rates of interest. It is not practicable to estimate the fair value of receivables due on cemetery contracts or prearranged funeral contracts (other than cemetery merchandise trust funds and prearranged funeral trust funds, see notes four and five) without incurring excessive costs because of the large number of individual contracts with varying terms. The investments of the Company's insurance subsidiary are reported at fair value in the consolidated balance sheet.

                                                      1996                        1995
                                            ------------------------    ------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
                                            ----------    ----------    ----------    ----------
Interest rate and cross currency swap
  agreements..............................  $   39,650    $   50,102    $    9,002    $  (34,905)
Long-term debt (including current
  maturities).............................   2,162,613     2,220,377     1,834,701     1,980,599
6.25% convertible preferred securities of
  SCI Finance LLC.........................     172,500       323,438       172,500       252,243

     The Company has entered into various derivative financial instruments with major financial institutions to hedge fluctuation exposures in interest and foreign exchange rates (swap agreements). The net fair value of the Company's various swap agreements at December 31, 1996 is a payable of $50,102. Fair values were obtained from counterparties to the agreements and represent their estimate of the amount the Company would pay to terminate the swap agreements based upon the existing terms and current market conditions. At December 31, 1995, the net fair value was a receivable owed to the Company of $34,905. The fair value of the Company's swap agreements may vary substantially with changes in interest and currency rates. The Company's credit exposure is limited to the sum of the fair value of positions that have become favorable to the Company and any accrued interest receivable due from counterparties. Potential credit exposure is dependent upon the maximum adverse impact of interest and currency movement. Such potential credit exposure is minimized by selection of counterparties from a limited group of high quality institutions and inclusion of certain contract provisions. Management believes that any credit exposure with respect to its favorable positions at December 31, 1996 is remote (see note eight).

                       SERVICE CORPORATION INTERNATIONAL

     The fair value of the fixed rate long-term borrowings was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The carrying value of convertible securities has been estimated based on the respective shares of SCI stock into which such securities may be converted. The carrying value of the Company's revolving credit agreements approximate fair value because the rates on such agreements are variable, based on current market conditions.

     Provident is a party to financial instruments with potential credit risk. The financial instruments result from loans made in the normal course of business to meet the financing needs of borrowers who are principally independent funeral home and cemetery operators. These financial instruments also include loan commitments of $55,017 at December 31, 1996 ($28,319 at December 31, 1995) to extend credit. Provident's total loans outstanding at December 31, 1996 were approximately $146,000. Provident evaluates each borrower's credit-worthiness and the amount loaned and collateral obtained, if any, is determined by this evaluation.

     The Company grants credit in the normal course of business and the credit risk with respect to these trade, cemetery and prearranged funeral receivables due from customers is generally considered minimal because of the wide dispersion of the customers served. Procedures are in effect to monitor the credit-worthiness of customers and bad debts have not been significant in relation to the volume of revenues.

     Customer payments on prearranged funeral contracts that are placed in state regulated trusts or used to pay premiums on life insurance contracts generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

NOTE TEN

COMMITMENTS

     The annual payments for operating leases (primarily for funeral home facilities and transportation equipment) are as follows:

1997.......................................................  $67,717
1998.......................................................   55,840
1999.......................................................   41,561
2000.......................................................   25,042
2001.......................................................   15,485
Thereafter.................................................   80,776

     The majority of these operating leases contain one of the following options: (a) purchase the property at the fair value at date of exercise, (b) purchase the property for a value determined at the inception of the lease or
(c) renew for the fair rental value at the end of the primary term of the lease. Some of the equipment leases contain residual value exposures. For the three years ended December 31, 1996, rental expense was $64,073, $47,848 and $36,244, respectively.

     The Company has entered into management, consultative and noncompetition agreements (generally for five to 10 years) with certain officers of the Company and former owners and key employees of businesses acquired. During the three years ended December 31, 1996, $55,688, $55,419 and $48,053, respectively, were charged to expense. At December 31, 1996, the maximum estimated future expense under all agreements with a remaining term in excess of one year is $249,654, including $14,985 with certain officers of the Company.

     The Company has entered into a minimum purchase agreement with a major casket manufacturer for its North American operations. The agreement contains provisions to increase the minimum annual purchases for normal price increases and for the maintenance of product quality. The agreement expires in 1998 and

                       SERVICE CORPORATION INTERNATIONAL
contains a remaining purchase commitment of $108,834. During the three years ended December 31, 1996, the Company purchased caskets for $54,431, $48,828 and $47,098, respectively, under this agreement.

     Included in the Company's acquisition of OGF/PFG was an eight year (beginning in January 1996) casket purchase agreement with a French casket manufacturer. The total value of merchandise to be purchased under the contract is $26,513. During the year ended December 31, 1996, the Company purchased caskets for $5,432 under this agreement.

NOTE ELEVEN

CONVERTIBLE PREFERRED SECURITIES OF SCI FINANCE LLC

     In December 1994 SCI Finance LLC, a subsidiary of the Company, issued, through an underwritten public offering, 3,450,000 shares of cumulative 6.25% convertible preferred shares. These shares are non-voting, carry a liquidation value of $50 per share plus accumulated and unpaid dividends and are convertible into Company common stock at a conversion price of $15.05 per share at any time unless previously redeemed. Liquidation may occur after December 5, 1999 unless earlier redemption (beginning in June 1997) is permitted based on Company common stock price performance (20 trading days above $18.81 per share within a period of 30 consecutive trading days immediately prior to notice of redemption). The proceeds from this offering were used in 1995 to repay bank debt incurred in connection with the United Kingdom acquisitions.

NOTE TWELVE

STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 1996. At December 31, 1996, 500,000,000 common shares of $1 par value were authorized, 236,193,427 shares were issued and outstanding (234,542,172 at December 31, 1995), net of 9,813 shares held, at cost, in treasury (40,226 at December 31, 1995).

     On June 13, 1996, the Company's Board of Directors approved a two-for-one split of its common stock to be effected as a stock dividend. On August 8, 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. The stock dividend was paid on August 30, 1996, to shareholders of record as of August 16, 1996. The par value of the new shares issued totaled $117,838, which was transferred from capital in excess of par value to the common stock account. All share and per share data for prior periods presented have been restated to reflect this stock dividend.

     In October 1995, the Company issued 16,790,000 shares of common stock at a net price of $18.65 per share through an underwritten public offering. The net proceeds of approximately $313,000 from the offering were used primarily to finance the Company's worldwide acquisition program including OGF/PFG. In addition, on October 11, 1995, the Company completed the purchase of Gibraltar and issued 6,573,518 shares of Company common stock as part of the purchase price.

     During the fourth quarter of 1995, the Company redeemed the remaining outstanding 6.5% convertible subordinated debentures due in 2001. This redemption resulted in the issuance of 16,634,522 shares of Company common stock.

     In December 1994 and January 1995 the Company sold, through an underwritten public offering, 16,960,000 common shares at a net $12.35 per share. The net proceeds of approximately $209,000 were used to repay existing bank debt.

     The fully diluted earnings per share calculation assumes full conversion into common stock of the Company's various convertible securities.

                       SERVICE CORPORATION INTERNATIONAL

     The Company has benefit plans whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless, at the discretion of the Company's Compensation Committee of the Board of Directors, alternative vesting methods are allowed. At December 31, 1996, 9,965,000 options had been granted to officers and key employees of the Company which contain alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices and for certain of these options an additional earnings per share growth increase is required. If the pre-determined stock prices and earnings per share growth are not met in the required time period, the options will fully vest in periods ranging from eight to thirteen years from date of grant. At December 31, 1996 and 1995, 14,802,500 and 3,428,656 shares, respectively, were reserved for future option grants under all stock option plans.

     The following sets forth certain stock option information:

                                                                            WEIGHTED-AVERAGE
                                                               OPTIONS       EXERCISE PRICE
                                                              ----------    ----------------
Outstanding at December 31, 1993............................   2,212,910         $ 7.73
  Granted...................................................   8,571,500          12.89
  Exercised.................................................    (342,404)          7.21
  Canceled..................................................     (67,954)          8.41
                                                              ----------        -------
Outstanding at December 31, 1994............................  10,374,052          12.01
                                                              ----------        -------
  Granted...................................................   2,854,000          16.35
  Exercised.................................................    (668,552)          7.53
  Canceled..................................................    (977,668)         12.81
                                                              ----------        -------
Outstanding at December 31, 1995............................  11,581,832          13.27
                                                              ----------        -------
  Granted...................................................   2,239,200          22.63
  Exercised.................................................    (724,425)          8.82
  Canceled..................................................     (47,338)         20.45
                                                              ----------        -------
Outstanding at December 31, 1996............................  13,049,269         $15.09
                                                              ==========        =======
Exercisable at December 31, 1996............................   1,055,435         $11.01
                                                              ==========        =======

     At December 31, 1995 and 1994, 1,206,762 and 1,467,696 options were exercisable, respectively. For the two years ended December 31, 1996, 2,239,200 and 2,854,000 options were awarded to average fair values of $9.18 and $7.24, respectively.

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                   NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES  AT 12/31/96   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/96    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 5.04 --  7.25     142,810          1.0               $ 6.50           142,810         $ 6.50
  8.33 --  9.41     405,854          2.6                 8.96           405,854           8.96
 12.88 -- 18.38  10,274,905          9.8                13.83           496,771          13.80
 20.09 -- 29.59   2,225,700          6.8                22.59            10,000          20.09
---------------  ----------          ---              -------         ---------        -------
$ 5.04 -- 29.59  13,049,269          9.0               $15.09         1,055,435         $11.01
===============  ==========          ===              =======         =========        =======

                       SERVICE CORPORATION INTERNATIONAL

     In May 1996, shareholders approved the 1996 Incentive Plan. This plan reserves 12,000,000 shares of common stock for future awards of stock options, restricted stock and other stock based awards to officers and key employees of the Company and replaced all shares of common stock available for future grant under previously existing stock option and restricted stock plans. In November 1996, the Company approved the 1996 Nonqualified Incentive Plan. This plan reserves 4,000,000 shares of common stock for future awards of nonqualified stock options to employees who are not officers of the Company. Under the Company's 1995 Stock Plan for Non-Employee Directors, non-employee directors automatically receive yearly awards of restricted stock through the year 2000. Each award is for 3,000 shares of common stock and vests after one year of service.

     For the two years ended December 31, 1996, 49,600 and 128,600 shares of restricted stock were awarded at average fair values of $25.76 and $14.60, respectively.

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

     The Company has adopted the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for its option plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by FAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
Net income:
  As reported...............................................    $265,298      $183,588
  Pro forma.................................................     252,929       181,285
Primary earnings per share:
  As reported...............................................    $   1.10      $    .90
  Pro forma.................................................        1.05           .89
Fully diluted earnings per share:
  As reported...............................................    $   1.07      $    .85
  Pro forma.................................................        1.02           .84

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995, respectively: dividend yield of 1.0% and 1.0%; expected volatility of 25.3% and 25.3%; a risk free interest rate of 6.8% and 5.8%; and an expected holding period of 9 and 7 years.

     FAS 123 only applies to options granted in 1995 and 1996. Accordingly, as most of the options vest over three years, the full impact of the pro forma disclosure will not be reflected until 1997.

                       SERVICE CORPORATION INTERNATIONAL

NOTE THIRTEEN

RETIREMENT PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all United States employees, a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for non-employee directors (Directors' Plan).

     For the pension plan, retirement benefits are generally based on years of service and compensation. The Company annually contributes to the pension plan an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments, marketable equity securities and mortgage notes. The marketable equity securities include shares of Company common stock with a value of $9,250 at December 31, 1996. Most foreign employees are covered by various foreign government mandated or defined contribution plans which are adequately funded and are not considered material to the financial condition or results of operations of the Company. The plans' liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

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

     The net cost for the four defined plans described above were as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
Service cost--benefits earned during the period.............  $ 8,550    $ 6,996    $ 6,179
Interest cost on projected benefit obligation...............    9,400      9,114      7,686
Return on plan assets.......................................  (13,341)   (15,752)    (5,252)
Net amortization and deferral of gain.......................    9,747     12,189      2,056
                                                              -------    -------    -------
                                                              $14,356    $12,547    $10,669
                                                              =======    =======    =======

     The plans' funded status at December 31, was as follows:

                                                          1996                     1995
                                                 ----------------------    ---------------------
                                                  FUNDED     NON-FUNDED    FUNDED     NON-FUNDED
                                                   PLAN        PLANS        PLAN        PLANS
                                                 --------    ----------    -------    ----------
Vested benefit obligation......................  $ 76,701     $ 40,130     $75,586     $ 38,205
                                                 --------     --------     -------     --------
Accumulated benefit obligation.................  $ 80,228     $ 40,245     $80,897     $ 38,308
                                                 ========     ========     =======     ========
Projected benefit obligation...................  $ 88,080     $ 40,280     $89,363     $ 38,341
Plans' assets at fair value....................   103,603           --      91,058           --
                                                 --------     --------     -------     --------
Plans' assets in excess (deficit) of projected
  benefit obligation...........................    15,523      (40,280)      1,695      (38,341)
Unrecognized net loss from past experience and
  effects of changes in assumptions............     1,634        7,484      14,005        8,121
Prior service cost not yet recognized in net
  periodic pension cost........................    (2,035)      10,749      (2,395)      12,345
                                                 --------     --------     -------     --------
Accrued pension cost...........................    15,122      (22,047)     13,305      (17,875)
Adjustment for additional minimum liability....        --      (18,198)         --      (20,433)
                                                 --------     --------     -------     --------
Retirement plan asset (liability)..............  $ 15,122     $(40,245)    $13,305     $(38,308)
                                                 ========     ========     =======     ========

                       SERVICE CORPORATION INTERNATIONAL

     The following assumed rates were used in the determination of the plans' funded status:

                                                       1996                    1995
                                               --------------------    --------------------
                                               FUNDED    NON-FUNDED    FUNDED    NON-FUNDED
                                                PLAN       PLANS        PLAN       PLANS
                                               ------    ----------    ------    ----------
Discount rate used to determine
  obligations................................   7.5%        7.5%        7.25%       7.25%
Assumed rate of compensation increase........   5.5         5.5          5.5         5.5
Assumed rate of return on plan assets........   8.5          --          8.0          --

NOTE FOURTEEN

MAJOR SEGMENTS OF BUSINESS

     The Company conducts funeral and cemetery operations principally in North America, Europe and the Pacific Rim and offers financial services in the United States.

                                                           FINANCIAL
                                FUNERAL       CEMETERY     SERVICES     CORPORATE    CONSOLIDATED
                               ----------    ----------    ---------    ---------    ------------
Revenues:
  1996.......................  $1,663,387    $  612,421    $ 18,386     $     --      $2,294,194
  1995.......................   1,166,247       463,754      22,125           --       1,652,126
  1994.......................     754,408       343,521      19,246           --       1,117,175
Income from operations:
  1996.......................  $  380,841    $  214,721    $  8,890     $(63,215)     $  541,237
  1995.......................     295,151       160,442       9,628      (53,600)        411,621
  1994.......................     222,605       110,226       8,364      (51,700)        289,495
Identifiable assets:
  1996.......................  $5,905,246    $2,638,775    $148,193     $177,556      $8,869,770
  1995.......................   5,110,145     2,157,906     218,963      185,373       7,672,387
  1994.......................   3,115,053     1,417,081     213,257      416,497       5,161,888
Depreciation and
  amortization:
  1996.......................  $  103,696    $   18,601    $      9     $  7,513      $  129,819
  1995.......................      72,477        11,772          33        8,259          92,541
  1994.......................      46,944         9,969         120       11,960          68,993
Capital expenditures:(1)
  1996.......................  $  234,673    $  268,039    $     --     $ 11,582      $  514,294
  1995.......................     442,227       480,372          10        6,090         928,699
  1994.......................     212,660       384,402          --        2,950         600,012
Number of operating locations
  at year end:
  1996.......................       2,882           495          --           --           3,377
  1995.......................       2,836           360          --           --           3,196
  1994.......................       1,534           259          --           --           1,793

---------------

(1) Includes $321,142, $803,468 and $518,922 for the three years ended December 31, 1996, respectively, for purchases of property, plant, and equipment and cemetery property of acquired businesses.

                       SERVICE CORPORATION INTERNATIONAL

     Geographic segment information was as follows:

                                UNITED                      OTHER        OTHER
                                 STATES       FRANCE*      EUROPEAN**   FOREIGN***   CONSOLIDATED
                               ----------    ----------    --------     --------      ----------
Revenues:
  1996.......................  $1,409,409    $  537,079    $184,943     $162,763      $2,294,194
  1995.......................   1,178,407       190,091     151,225      132,403       1,652,126
  1994.......................     975,971            --      42,613       98,591       1,117,175
Income from operations:
  1996.......................    $400,622    $   52,204    $ 37,376     $ 51,035      $  541,237
  1995.......................     314,698        18,743      34,214       43,966         411,621
  1994.......................     245,230            --      10,266       33,999         289,495
Identifiable assets:
  1996.......................  $6,135,950    $1,252,738    $923,692     $557,390      $8,869,770
  1995.......................   5,256,876     1,169,484     777,247      468,780       7,672,387
  1994.......................   4,168,636            --     683,612      309,640       5,161,888
Number of operating locations
  at year end:
  1996.......................       1,441         1,056         631          249           3,377
  1995.......................       1,274         1,067         618          237           3,196
  1994.......................       1,043            --         549          201           1,793

---------------
  * French operations from August 1995.
 ** Includes United Kingdom operations from September 1994, and other European operations from August 1995.
*** Includes Canadian and Australian operations.

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIFTEEN

SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts at December 31, was as follows:

                                                                1996        1995
                                                              --------    --------
Cash and cash equivalents:
  Cash......................................................  $ 41,344    $ 46,999
  Commercial paper and temporary investments................     2,787      10,485
                                                              --------    --------
                                                              $ 44,131    $ 57,484
                                                              ========    ========
Receivables and allowances:
  Current:
     Trade accounts.........................................  $273,696    $242,268
     Cemetery contracts.....................................   236,578     196,091
     Loans and other........................................    69,174      82,151
                                                              --------    --------
                                                               579,448     520,510
  Less:
     Allowance for contract cancellations and doubtful
      accounts..............................................    45,155      34,147
     Unearned finance charges and valuation discounts.......    39,717      37,422
                                                              --------    --------
                                                                84,872      71,569
                                                              --------    --------
                                                              $494,576    $448,941
                                                              ========    ========
  Long-term:
     Cemetery contracts.....................................  $311,847    $258,253
     Loans and other notes..................................   206,897     257,415
     Trusted cemetery merchandise sales.....................   371,400     314,400
                                                              --------    --------
                                                               890,144     830,068
  Less:
     Allowance for contract cancellations and doubtful
      accounts..............................................    29,951      23,298
     Unearned finance charges and valuation discounts.......    50,906      43,879
                                                              --------    --------
                                                                80,857      67,177
                                                              --------    --------
                                                              $809,287    $762,891
                                                              ========    ========

     Interest rates on cemetery contracts and loans and other notes receivable range from 1.5% to 18.0% at December 31, 1996. Included in loans and other notes receivable are $18,228 in notes with officers and employees of the Company, the majority of which are collateralized by real estate, and $19,523 in notes with other related parties.

                       SERVICE CORPORATION INTERNATIONAL

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1996          1995
                                                             ----------    ----------
Cemetery property:
  Undeveloped land.........................................  $1,003,961    $  839,797
  Developed land, lawn crypts and mausoleums...............     376,252       322,759
                                                             ----------    ----------
                                                             $1,380,213    $1,162,556
                                                             ==========    ==========
Property, plant and equipment:
  Land.....................................................  $  355,017    $  314,185
  Buildings and improvements...............................   1,017,334       884,178
  Operating equipment......................................     358,577       279,560
  Leasehold improvements...................................      45,606        42,844
                                                             ----------    ----------
                                                              1,776,534     1,520,767
  Less: accumulated depreciation...........................    (319,459)     (247,045)
                                                             ----------    ----------
                                                             $1,457,075    $1,273,722
                                                             ==========    ==========
Accounts payable and accrued liabilities:
  Trade payables...........................................  $   68,912    $   98,984
  Dividends................................................      14,189        12,902
  Payroll..................................................      78,233        93,375
  Unpaid acquisition cost..................................          --        19,493
  Interest.................................................      28,984        24,633
  Insurance................................................      33,263        44,848
  Bank overdraft...........................................      48,312        27,749
  Other....................................................     168,904        98,956
                                                             ----------    ----------
                                                             $  440,797    $  420,940
                                                             ==========    ==========

NON-CASH TRANSACTIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996        1995       1994
                                                              -------    --------    -------
Common stock issued under restricted stock plans............  $ 1,278    $  1,868    $ 1,724
Minimum liability under retirement plans....................   (2,235)      4,213       (382)
Debenture conversions to common stock.......................    1,240     188,707      1,293
Property distributed from prearranged funeral trust.........       --          --      9,920
Common stock issued in acquisitions.........................   15,823     109,277      9,491
Debt issued in acquisitions.................................   26,467     114,609     36,567

NOTE SIXTEEN

PROSPECTIVE ACCOUNTING CHANGES

     The Company will adopt Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"), which was amended by FAS 127, in January 1997. FAS 125 provides standards for transfers and servicing of financial assets and extinguishments of liabilities that are based on a financial components approach that focuses on control. The Company does not anticipate that FAS 125 will have a material impact on the Company's consolidated financial statements. The Company will adopt FAS 128 "Earnings Per Share" and FAS 129 "Disclosures of Information About Capital Structure" for the year ended December 31, 1997. FAS 128

                       SERVICE CORPORATION INTERNATIONAL
simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. FAS 129 contains new capital structure disclosure requirements.

NOTE SEVENTEEN

RELATED PARTY TRANSACTIONS

     As of February 12, 1997, subsidiaries of J. P. Morgan & Co. Incorporated ("Morgan") beneficially own approximately 1.7% of the Company's common stock. Morgan and the Company have entered into various foreign currency and/or interest rate swap agreements during the three years ended December 31, 1996. During 1996 and 1995, Morgan participated as lead underwriter on public offerings in 1995 and acted as an advisor in a private offering of debt. Morgan also acted as an advisor in the 1995 acquisition of OGF/PFG. During 1994, Morgan participated as lead underwriter in public offerings. Additionally in the 1994 acquisition of a United Kingdom company. Morgan acted as an advisor as well as provided a loan used by the Company (repaid in 1995) in the acquisitions of two United Kingdom companies. For the three years ended December 31, 1996, Morgan received $3,000, $14,062 and $10,747, respectively in fees from the Company.

NOTE EIGHTEEN

SUBSEQUENT EVENTS

     In January 1997, the Company sold its interest in Equity Corporation International (approximately 7,994,000 shares) and received sale proceeds of approximately $148,000 producing a gain of approximately $68,000 ($42,000 after-tax), which will be included in the financial results for the quarter ended March 31, 1997.

     Additionally, in the first quarter of 1997, the Company initiated the repurchase of the 8.375% notes due 2004, the 7.875% debentures due 2013 and the Company's medium term notes. This will result in an after-tax loss which will be recorded as an extraordinary item in the financial results for the quarter ended March 31, 1997. It is the Company's intention to refinance these notes to reduce future interest expense.

                       SERVICE CORPORATION INTERNATIONAL

NOTE NINETEEN

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         FIRST      SECOND     THIRD      FOURTH       YEAR
                                        --------   --------   --------   --------   ----------
Revenues:
  1996................................  $575,453   $564,749   $544,500   $609,492   $2,294,194
  1995................................   348,113    353,649    403,491    546,873    1,652,126
Gross profit:
  1996................................   160,168    144,063    131,378    168,843      604,452
  1995................................   116,675    105,982    105,724    136,840      465,221
Net income:
  1996................................    71,897     62,250     57,395     73,756      265,298
  1995................................    47,380     40,640     39,136     56,432      183,588
Primary earnings per share:
  1996................................       .30        .26        .24        .30         1.10
  1995................................       .24        .21        .20        .25          .90
Fully diluted earnings per share:
  1996................................       .29        .25        .23        .30         1.07
  1995................................       .23        .20        .18        .24          .85

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996

                                          BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE
                                          BEGINNING    COSTS AND       OTHER                       AT END
              DESCRIPTION                 OF PERIOD     EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)   OF PERIOD
              -----------                 ----------   ----------   -----------   -------------   ---------
                                                                     (THOUSANDS)
Current --
  Allowance for contract cancellations
     and doubtful accounts:
     Year ended December 31, 1996.......   $34,147      $14,187       $ 6,638        $(9,817)      $45,155
     Year ended December 31, 1995.......    20,156        8,853        10,904         (5,766)       34,147
     Year ended December 31, 1994.......    14,786        7,658         4,155         (6,443)       20,156

Due After One Year --
  Allowance for contract cancellations
     and doubtful accounts:
     Year ended December 31, 1996.......   $23,298      $ 3,072       $ 3,581        $    --       $29,951
     Year ended December 31, 1995.......    16,086        2,999         4,689           (476)       23,298
     Year ended December 31, 1994.......    14,054        1,969         1,830         (1,767)       16,086

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", (ii) with respect to Items 11 and 13 under the captions "Certain Information with Respect to Officers and Directors", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders." The information as specified in the preceding sentence is incorporated herein by reference. Notwithstanding anything set forth in this Form 10-K, the information under the caption "Compensation Committee Report on Executive Compensation" and under the captions "Overview of Executive Compensation" and "Performance Graphs" in such Proxy Statement are not incorporated by reference into this Form 10-K.

     The information regarding the Company's executive officers called for by
Item 401 of Regulation S-K has been included in PART I of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)-(2) Financial Statements and Schedule:

          The financial statements and schedules are listed in the accompanying Index to Financial Statements and Related Schedule on page 19 of this report.

          (3) Exhibits:

          The exhibits listed on the accompanying Exhibit Index on pages 52-54 are filed as part of this report.

     (b) Reports on Form 8-K:

          During the quarter ended December 31, 1996, the Company filed a Form 8-K dated October 9, 1996 reporting under "Item 5. Other Events" a press release announcing a proposed exchange offer by the Company to acquire the outstanding shares of The Loewen Group, Inc.

     (c) Included in (a) above.

     (d) Included in (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SERVICE CORPORATION INTERNATIONAL

Dated: March 28, 1997                       By:         JAMES M. SHELGER

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

                      SIGNATURE                                        TITLE                       DATE
                      ---------                                        -----                       ----
                   R. L. WALTRIP*                      Chairman of the Board and Chief
                   (R. L. Waltrip)                       Executive Officer

                GEORGE R. CHAMPAGNE*                   Senior Vice President Chief Financial
                (George R. Champagne)                    Officer (Principal Financial
                                                         Officer)

                   WESLEY T. McRAE                     Corporate Controller of SCI
-----------------------------------------------------    Management Corporation, a
                  (Wesley T. McRae)                      subsidiary of the Registrant
                                                         (Principal Accounting Officer)

                 ANTHONY L. COELHO*                    Directors
                 (Anthony L. Coelho)
                 DOUGLAS M. CONWAY*
                 (Douglas M. Conway)
                  JACK FINKELSTEIN*
                 (Jack Finkelstein)
                  A. J. FOYT, JR.*
                  (A. J. Foyt, Jr.)
                JAMES J. GAVIN, JR.*
                (James J. Gavin, Jr.)
                   JAMES H. GREER*
                  (James H. Greer)
               L. WILLIAM HEILIGBRODT*
              (L. William Heiligbrodt)
                    B. D. HUNTER*
                   (B. D. Hunter)
                 JOHN W. MECOM, JR.*
                (John W. Mecom, Jr.)
               CLIFTON H. MORRIS, JR.*
              (Clifton H. Morris, Jr.)
                E. H. THORNTON, JR.*
                (E. H. Thornton, Jr.)
                  W. BLAIR WALTRIP*
                 (W. Blair Waltrip)
                 EDWARD E. WILLIAMS*
                (Edward E. Williams)

           *By            JAMES M. SHELGER
  -------------------------------------------------
       (James M. Shelger, as Attorney-In-Fact
         for each of the Persons indicated)

                                                              March 28, 1997

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           3.1           -- Restated Articles of Incorporation (Incorporated by
                            reference to Exhibit 3.1 to Registration Statement No.
                            333-10867 on Form S-4).
           3.2           -- Articles of Amendment to Restated Articles of
                            Incorporation. (Incorporated by reference to Exhibit 3.1
                            to Form 10-Q for the fiscal quarter ended September 30,
                            1997).
           3.3           -- Statement of Resolution Establishing Series of Shares of
                            Series C Junior Participating Preferred Stock, dated
                            August 5, 1988. (Incorporated by reference to Exhibit 3.1
                            to Form 10-Q for the fiscal quarter ended July 31, 1988).
           3.4           -- Bylaws, as amended. (Incorporated by reference to Exhibit
                            3.7 to Form 10-K for the fiscal year ended December 31,
                            1991).
           4.1           -- Rights Agreement dated as of July 18, 1988 between the
                            Company and Texas Commerce Bank National Association.
                            (Incorporated by reference to Exhibit 1 to Form 8-K dated
                            July 18, 1988).
           4.2           -- Amendment, dated as of May 10, 1990, to the Rights
                            Agreement, dated as of July 18, 1988, between the Company
                            and Texas Commerce Bank National Association.
                            (Incorporated by reference to Exhibit 1 to Form 8-K dated
                            May 10, 1990).
           4.3           -- Agreement Appointing a Successor Rights Agent under
                            Rights Agreement, dated as of June 1, 1990, by the
                            Company and Ameritrust Company National Association.
                            (Incorporated by reference to Exhibit 4.1 to Form 10-Q
                            for the fiscal quarter ended June 30, 1990).
           4.4           -- Undertaking to furnish instruments related to long-term debt.
          10.1           -- Retirement Plan For Non-Employee Directors. (Incorporated
                            by reference to Exhibit 10.1 to Form 10-K for the fiscal
                            year ended December 31, 1991).
          10.2           -- Agreement dated May 14, 1992 between the Company, R. L.
                            Waltrip and related parties relating to life insurance.
                            (Incorporated by reference to Exhibit 10.4 to Form 10-K
                            for the fiscal year ended December 31, 1992).
          10.3           -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, further amended and
                            restated as of May 12, 1993, and further amended and
                            restated as of January 1, 1997, between SCI Executive
                            Services, Inc. and R. L. Waltrip.
          10.4           -- Non-Competition Agreement and Amendment to Employment
                            Agreement, dated November 11, 1991, among the Company, R.
                            L. Waltrip and Claire Waltrip. (Incorporated by reference
                            to Exhibit 10.9 to Form 10-K for the fiscal year ended
                            December 31, 1992).
          10.5           -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, further amended and
                            restated as of May 12, 1993, and further amended and
                            restated as of January 1, 1997, between SCI Executive
                            Services, Inc. and L. William Heiligbrodt.
          10.6           -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, further amended and
                            restated as of May 12, 1993, and further amended and
                            restated as of January 1, 1997, between SCI Executive
                            Services, Inc. and W. Blair Waltrip.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.7           -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, further amended and
                            restated as of May 12, 1993, and further amended and
                            restated as of January 1, 1997, between SCI Executive
                            Services, Inc. and John W. Morrow, Jr.
          10.8           -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, further amended and
                            restated as of May 12, 1993, further amended and restated
                            as of January 1, 1995, and further amended and restated
                            as of January 1, 1997, between SCI Executive Services,
                            Inc. and Jerald L. Pullins.
          10.9           -- Form of Employment Agreement pertaining to officers
                            (other than the officers identified in the preceding
                            exhibits).
          10.10          -- Form of 1986 Stock Option Plan. (Incorporated by
                            reference to Exhibit 10.21 to Form 10-K for the fiscal
                            year ended December 31, 1991).
          10.11          -- Amendment to 1986 Stock Option Plan.
          10.12          -- Amended 1987 Stock Plan. (Incorporated by reference to
                            Appendix A to Proxy Statement dated April 1, 1991).
          10.13          -- First Amendment to Amended 1987 Stock Plan. (Incorporated
                            by reference to Exhibit 10.23 to Form 10-K for the fiscal
                            year ended December 31, 1993).
          10.14          -- 1993 Long-Term Incentive Stock Option Plan. (Incorporated
                            by reference to Exhibit 4.12 to Registration Statement
                            No. 333-00179 on Form S-8).
          10.15          -- Amendment to 1993 Long-Term Incentive Stock Option Plan.
          10.16          -- Service Corporation International ECI Stock Option Plan.
                            (Incorporated by reference to Exhibit 10.1 to Form 10-Q
                            for the fiscal quarter ended September 30, 1994).
          10.17          -- 1995 Incentive Equity Plan. (Incorporated by reference to
                            Annex B to Proxy Statement dated April 17, 1995).
          10.18          -- Amendment to 1995 Incentive Equity Plan.
          10.19          -- 1995 Stock Plan for Non-Employee Directors. (Incorporated
                            by reference to Annex A to Proxy Statement dated April
                            17, 1995).
          10.20          -- Summary of 1995 Long Term Cash Performance Plan.
                            (Incorporated by reference to Exhibit 10.22 to Form 10-K
                            for the fiscal year ended December 31, 1994).
          10.21          -- 1996 Incentive Plan. (Incorporated by reference to Annex
                            A to Proxy Statement dated April 15, 1996).
          10.22          -- Amendment to 1996 Incentive Plan.
          10.23          -- Split Dollar Life Insurance Plan. (Incorporated by
                            reference to Exhibit 10.36 to Form 10-K for the fiscal
                            year ended December 31, 1995).
          10.24          -- Agreement for Reorganization, dated August 15, 1989 among
                            Morrow Partners, Inc., J.W. Morrow Investment Company,
                            John W. Morrow, Jr., Billy Dee Davis and the Company;
                            Agreement-Not-To-Compete, dated August 15, 1989, between
                            John W. Morrow, Jr., Morrow Partners, Inc. and the
                            Company, and; Lease dated August 15, 1989, by John W.
                            Morrow, Jr. and Crawford-A. Crim Funeral Home, Inc.
                            (Incorporated by reference to Exhibit 10.27 to Form 10-K
                            for the fiscal year ended December 31, 1989).
          10.25          -- Casket Supply and Requirements Agreement, dated October
                            31, 1990, between York Acquisition Corp. and SCI Funeral
                            Services, Inc., and; First Amendment to Casket Supply and
                            Requirements Agreement, dated December 30, 1992.
                            (Incorporated by reference to Exhibit 10.27 to Form 10-K
                            for the fiscal year ended December 31, 1992).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.26          -- Supplemental Executive Retirement Plan for Senior
                            Officers (as Amended and Restated Effective as of
                            December 31, 1993). (Incorporated by reference to Exhibit
                            10.21 to Form 10-K for the fiscal year ended December 31,
                            1993).
          10.27          -- First Amendment to Supplemental Executive Retirement Plan
                            for Senior Officers. (Incorporated by reference to
                            Exhibit 10.26 to Form 10-K for the fiscal year ended
                            December 31, 1994).
          10.28          -- ISDA Master Agreement dated February 4, 1993; Amendment to the Master Agreement dated August 12, 1993;
                            Confirmation dated August 13, 1993; Confirmation dated
                            November 1, 1993 and Notice of Exercise; all of which are
                            between Morgan Guaranty Trust Company of New York
                            ("Morgan") and the Company. (Incorporated by reference to
                            Exhibit 10.22 to Form 10-K for the fiscal year ended
                            December 31, 1993).
          10.29          -- Letter, dated December 2, 1994 amending the ISDA Master
                            Agreement (filed in Exhibit 10.31 above) and a note
                            agreement and guaranty, between the Company and Morgan;
                            Letter dated December 13, 1994 regarding the ISDA Master
                            Agreement (filed in Exhibit 10.31 above). (Incorporated
                            by reference to Exhibit 10.29 to Form 10-K for the fiscal
                            year ended December 31, 1994).
          10.30          -- Confirmation dated May 18, 1995; Confirmation dated
                            January 18, 1995; Confirmation dated January 18, 1995;
                            Confirmation dated January 18, 1995; all of which are
                            between Morgan and the Company. (Incorporated by
                            reference to Exhibit 10.30 to Form 10-K for the fiscal
                            year ended December 31, 1994).
          10.31          -- Confirmation dated September 14, 1995; and Confirmation dated January 12, 1996, between Morgan and the Company;
                            Confirmation dated January 18, 1996 between J P Morgan
                            Canada and Service Corporation International (Canada)
                            Limited. (Incorporated by reference to Exhibit 10.35 to
                            Form 10-K for the fiscal year ended December 31, 1995).
          10.32          -- Confirmation dated March 15, 1996; Confirmation dated May
                            23, 1996; Confirmation dated May 30, 1996; all of which
                            are between Morgan and the Company.
          11.1           -- Computation of Earnings Per Share.
          12.1           -- Ratio of Earnings to Fixed Charges.
          21.1           -- Subsidiaries of the Company.
          23.1           -- Consent of Independent Accountants (Coopers & Lybrand
                            L.L.P.).
          24.1           -- Powers of Attorney.
          27.1           -- Financial Data Schedule.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.23, 10.26 and 10.27.