Form 10-Q
period 1997-03-31
SERVICE CORPORATION INTERNATIONAL
filed 1997-05-14
CIK 89089

                                       FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C. 20549




       (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1997

                                          or

       ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant's common stock as of May 9, 1997, was 239,363,767 (excluding treasury shares).

                           SERVICE CORPORATION INTERNATIONAL



                                         INDEX

                                                                        Page
Part I.

  Financial Information
  Consolidated Statement of Income (Unaudited) -
  Three Months Ended March 31, 1997 and 1996                              3

  Consolidated Balance Sheet -
  March 31, 1997 (Unaudited) and December 31, 1996                        4

  Consolidated Statement of Cash Flows (Unaudited) -
  Three Months Ended March 31, 1997 and 1996                              5

  Consolidated Statement of Stockholders' Equity (Unaudited) -
  Three Months Ended March 31, 1997                                       6

  Notes to the Consolidated Financial Statements (Unaudited)         7 - 12

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                         13 - 18


Part II
  Other Information                                                      19

  Signature                                                              19

                                           2

                           SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED STATEMENT OF INCOME
                                      (Unaudited)
                  (Dollars in thousands, except per share amounts)

                                               Three Months Ended March 31,
                                                   1997           1996
---------------------------------------------------------------------------


Revenues....................................... $  638,449     $  575,453
Costs and expenses.............................   (450,297)      (415,285)
                                                ----------     ----------
Gross profit...................................    188,152        160,168

General and administrative expenses............    (16,628)       (13,755)
                                                ----------     ----------
Income from operations.........................    171,524        146,413

Interest expense...............................    (34,538)       (32,686)
Dividends on preferred securities of
 SCI Finance LLC...............................     (2,629)        (2,695)
Other income...................................      3,090          2,191
Gain on sale of investment.....................     68,077         -
                                                ----------     ----------
                                                    34,000        (33,190)
                                                ----------     ----------
Income before income taxes and
 extraordinary loss............................    205,524        113,223
Provision for income taxes.....................    (74,377)       (41,326)
                                                ----------     ----------

Income before extraordinary loss...............    131,147         71,897
Extraordinary loss on early extinguishment of
 debt (net of income taxes of $23,383)........     (40,802)         -
                                                ----------     ----------
Net income..................................... $   90,345     $   71,897
                                                ==========     ==========

Earnings per share:
 Primary:
  Income before extraordinary loss............. $      .54     $      .30
  Extraordinary loss on early extinguishment
   of debt.....................................       (.17)        -
                                                ----------     ----------
  Net income................................... $      .37     $      .30
                                                ==========     ==========

 Fully diluted:
  Income before extraordinary loss............. $      .52     $      .29
  Extraordinary loss on early extinguishment
   of debt.....................................       (.16)         -
                                                ----------     ----------
  Net income................................... $      .36     $      .29
                                                ==========     ==========

Dividends per share............................ $      .08     $      .06
                                                ==========     ==========

Weighted average number of shares and
 equivalents...................................    244,394        239,476
                                                ==========     ==========

(All 1996 common stock and per share data has been restated for a two-for-one common stock split on August 30, 1996)

(See notes to consolidated financial statements)

                           SERVICE CORPORATION INTERNATIONAL
                              CONSOLIDATED BALANCE SHEET

                                                        March 31,
                                                          1997     December 31,
(Dollars in thousands, except per share amounts)       (Unaudited)    1996
------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents............................$    47,411  $    44,131
  Receivables, net of allowances.......................    518,053      494,576
  Inventories..........................................    141,421      139,019
  Other................................................     24,225       36,314
                                                       -----------  -----------
  Total current assets.................................    731,110      714,040
                                                       -----------  -----------

Investments - insurance subsidiary.....................    567,205      601,565
Prearranged funeral contracts .........................  2,265,631    2,159,348
Long-term receivables .................................    852,959      809,287
Cemetery property, at cost.............................  1,475,262    1,380,213
Property, plant and equipment, at cost (net)...........  1,467,748    1,457,075
Deferred charges and other assets......................    348,452      371,608
Names and reputations (net)............................  1,372,705    1,376,634
                                                       -----------  -----------
                                                       $ 9,081,072  $ 8,869,770
                                                       ===========  ===========
Liabilities & Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities.............$   400,297  $   440,797
  Current maturities of long-term debt.................    100,062      113,876
  Income taxes ........................................     73,992       52,870
                                                       -----------  -----------
  Total current liabilities............................    574,351      607,543
                                                       -----------  -----------

Long-term debt.........................................  2,128,708    2,048,737
Deferred income taxes..................................    583,261      527,460
Other liabilities .....................................    537,403      552,443
Deferred prearranged funeral contract revenues  .......  2,784,123    2,725,770
Company obligated, mandatorily redeemable,
  convertible preferred securities
  of SCI Finance LLC, whose principal asset is a 6.25%,
  $216,315 note from the Company.......................    168,250      172,500
Stockholders' equity:
  Common  stock,  $1  per  share  par  value,
   500,000,000  shares  authorized, 239,005,829 and
   236,193,427, respectively, issued and outstanding...    239,006      236,193
  Capital in excess of par value.......................  1,260,126    1,237,783
  Retained earnings....................................    795,052      728,108
  Foreign currency translation adjustment .............      5,186       22,315
  Unrealized gain on securities available for sale,
   net of tax..........................................      5,606       10,918
                                                       -----------  -----------
  Total stockholders' equity...........................  2,304,976    2,235,317
                                                       -----------  -----------
                                                       $ 9,081,072  $ 8,869,770
                                                       ===========  ===========

(See notes to consolidated financial statements)

                           SERVICE CORPORATION INTERNATIONAL
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                          Three Months Ended
                                                                March 31,
(Dollars in thousands)                                     1997          1996
-------------------------------------------------------------------------------

Cash flows from operating activities:
Net income................................................$  90,345  $  71,897
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation and amortization............................   37,321     31,794
 Provision for deferred income taxes......................   16,216     11,990
 Extraordinary loss on early extinguishment of debt,
  net of income taxes.....................................   40,802       -
 Gains from dispositions (net)............................  (68,970)      -
 Change in assets and liabilities, net of effects
 from acquisitions:
  (Increase) in receivables...............................  (34,037)   (33,419)
  (Increase) decrease in other  assets....................    1,209    (19,371)
  Increase in payables and other liabilities .............      952     17,686
 Other....................................................    7,274     (4,153)
                                                          ---------  ---------
Net cash provided by operating activities ................   91,112     76,424
                                                          ---------  ---------
Cash flows from investing activities:
 Capital expenditures.....................................  (31,593)   (37,895)
 Changes in prearranged funeral balances..................  (24,158)   (14,856)
 Proceeds from sales of property and equipment............    1,886      5,202
 Acquisitions, net of cash acquired....................... (117,266)   (83,363)
 Loans issued by finance subsidiary.......................  (27,643)   (16,693)
 Principal payments received on loans
  by finance subsidiary...................................    2,676      4,633
 Proceeds from sale of investment.........................  147,739       -
 Change in investments and other..........................  (26,767)    (2,554)
                                                          ---------  ---------
Net cash (used in) investing activities...................  (75,126)  (145,526)
                                                          ---------  ---------
Cash flows from financing activities:
 Increase in borrowings under revolving credit agreements.  469,655    168,302
 Payments of debt.........................................  (15,842)   (79,204)
 Early extinguishment of debt............................. (449,998)      -
 Dividends paid...........................................  (17,946)   (12,903)
 Bank overdrafts and other................................    1,425      1,880
                                                           --------  ---------
Net cash provided by (used in) financing activities.......  (12,706)    78,075
                                                           --------  ---------
Net increase in cash and cash equivalents.................    3,280      8,973
Cash and cash equivalents at beginning of period..........   44,131     29,735
                                                           --------  ---------
Cash and cash equivalents at March 31, 1997 and 1996...... $ 47,411  $  38,708
                                                           ========  =========
Cash used for:
 Interest................................................. $ 32,646  $  11,158
                                                           ========  =========
 Taxes.................................................... $ 14,841  $   9,821
                                                           ========  =========
Non-cash transactions:
 Common stock issued in acquisitions...................... $  9,039  $   3,240
                                                           ========  =========
 Debt issued in acquisitions.............................. $  1,752  $   2,887
                                                           ========  =========
 Debenture conversions to common stock.................... $  5,127  $     590
                                                           ========  =========
 Conversion of preferred securities of SCI Finance LLC.... $  4,142  $    -
                                                           ========  =========

(See notes to consolidated financial statements)

                           SERVICE CORPORATION INTERNATIONAL
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      (Unaudited)
                   (Dollars in thousands, except per share amounts)


                                        Capital
                                          in               Foreign
                                        excess             currency  Unrealized
                               Common   of par  Retained translation  gain on
                               stock    value   earnings adjustment  securities
--------------------------------------------------------------------------------
Balance at
 December 31, 1996..........$236,193 $1,237,783 $728,108    $22,315   $10,918
Net income .................                      90,345
Common stock issued:
 Stock option exercises.....     157      1,236
 Acquisitions...............   1,963     12,531   (5,455)
 Debenture conversions......     411      4,716
 Conversions of convertible
  preferred securities of
  SCI Finance LLC...........     282      3,860
 Dividends on common stock
  ($.08 per share)..........                     (17,946)
 Foreign currency
  translation...............                                (17,129)
 Net change in unrealized
  gain on securities........                                           (5,312)
                            -------- ---------- --------    -------   -------
Balance at March 31, 1997...$239,006 $1,260,126 $795,052    $ 5,186   $ 5,606
                            ======== ========== ========    =======   ========


(See notes to consolidated financial statements)

                           SERVICE CORPORATION INTERNATIONAL
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share amounts)
                                      (Unaudited)


1.  Nature of Operations
The Company is the largest provider of death care services in the world. At March 31, 1997, the Company operated 2,946 funeral service locations, 356 cemeteries and 148 crematoria located in North America, Europe and the Pacific Rim.
   The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also contain crematoria.
   The Company's financial services operations consist of a finance subsidiary, Provident Services, Inc. ("Provident"). Provident provides capital financing to independent funeral home and cemetery operators.

2. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements for the three months ended March 31, 1997 and 1996 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1996 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

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

3. Acquisitions
The Company acquired 60 funeral service locations, 12 cemeteries and one crematory during the three month period ended March 31, 1997 (55 funeral service locations, 12 cemeteries and one crematory during the three months ended March 31, 1996). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued or assumed debt. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

   The effect of acquisitions on the consolidated balance sheet at March 31, was as follows:

                                                       1997              1996
--------------------------------------------------------------------------------
Current assets...................................... $  6,841         $    844
Prearranged funeral contracts.......................   40,606           16,131
Long-term receivables...............................    5,405            4,057
Cemetery property...................................   72,730           36,374
Property, plant and equipment.......................   28,425           24,622
Deferred charges and other assets...................    8,479              175
Names and reputations...............................   39,035           35,042
Current liabilities.................................  (10,906)          (4,415)
Long-term debt......................................   (5,093)          (2,842)
Deferred income taxes and other liabilities.........  (18,273)          (7,327)
Deferred prearranged funeral contract revenues......  (40,944)         (16,058)
Stockholders' equity................................   (9,039)          (3,240)
                                                     --------         --------
       Cash used for acquisitions................... $117,266         $ 83,363
                                                     ========         ========


4. Prearranged Funeral Activities
The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers in North America, the United Kingdom and Australia or the Company's French prearranged funeral service life insurance subsidiary, "Auxia". Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "prearranged funeral contracts" or, in the case of contracts funded by Auxia, "investments-insurance subsidiary." A corresponding credit is recorded to "deferred prearranged funeral contract revenues." Allowances for customer cancellations are provided at the date of sale based on historical experience.
   Amounts paid by the customer pursuant to the prearranged funeral contracts are recognized in funeral revenue at the time the funeral is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the service is performed at which time these funds are also recognized in funeral revenues and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Included in deferred prearranged funeral contract revenues are net obtaining costs, including sales commissions and certain other direct marketing costs, applicable to prearranged funeral contracts which are deferred and will be expensed over a period representing the actuarially determined average life of the prearranged contract.

   The recognition of future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

   1997 (remaining nine months)....................  $  182,859
   1998............................................     222,475
   1999............................................     205,888
   2000............................................     192,245
   2001............................................     179,272
   2002 and through 2006...........................     704,810
   2007 and thereafter.............................   1,096,574
                                                     ----------
                                                     $2,784,123
                                                     ==========

5. Debt
Debt at March 31, 1997 and December 31, 1996, was as follows:

                                                     March 31,    December 31,
                                                       1997            1996
                                                  -----------------------------
   Bank revolving credit agreements and
    commercial paper...............................  $  756,626    $  325,875
   6.375% notes due in 2000........................     150,000       150,000
   6.75% notes due in 2001.........................     150,000       150,000
   8.72% amortizing notes due in 2002..............     153,302       165,761
   8.375% notes due in 2004........................      51,840       200,000
   7.2% notes due in 2006..........................     150,000       150,000
   6.875% notes due in 2007........................     150,000       150,000
   6.95% amortizing notes due in 2010..............      61,576        61,576
   7.875% debentures due in 2013...................      55,627       150,000
   7.0% notes due in 2015 (putable in 2002)........     300,000       300,000
   Medium term notes...............................      42,760       186,040
   Convertible debentures..........................      40,713        44,140
   Mortgage notes and other notes payable..........     184,765       151,836
   Deferred loan costs.............................     (18,439)      (22,615)
                                                     ----------    ----------
        Total debt.................................   2,228,770     2,162,613
   Less current maturities.........................    (100,062)     (113,876)
                                                     ----------    ----------
        Total long-term debt.......................  $2,128,708    $2,048,737
                                                     ==========    ==========

   The Company's primary revolving credit agreements provide for borrowings up to $800,000. The 364-day portion allows for borrowings up to $450,000, and is used primarily to support commercial paper. The agreement expires June 27, 1997, but has provisions to be extended for 364-day terms. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .06% to .15% is paid quarterly on the total commitment amount. At March 31, 1997, there was $382,771 of commercial paper outstanding backed by this agreement at a weighted average interest rate of 5.64%. These commercial paper borrowings and revolving notes generally have maturities ranging from one to 90 days. In addition, the Company has a multi-currency revolving credit agreement which allows for borrowings of up to $350,000, including up to $75,000 each in United Kingdom Pound Sterling, Canadian Dollar and Australian Dollar. This agreement expires June 30, 2000, but has provisions to extend the termination date each year for 364-day periods. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .085% to .15% is paid quarterly on the total commitment amount. At March 31, 1997, there was $340,752 outstanding under this agreement at a weighted average interest rate of 5.59%. These credit agreements disclosed above contain financial compliance provisions that contain certain restrictions on levels of net worth, debt, equity, liens, letters of credit and guarantees.
   The Company's outstanding commercial paper and other borrowings under its various credit facilities at March 31, 1997 are classified as long-term debt. The Company uses these revolving credit agreements primarily to finance the Company's ongoing acquisition programs. From time to time, the Company raises debt and/or equity in the public markets to reduce its revolving credit facility balances. The timing of these public debt or equity offerings is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities. Therefore, the Company has classified these borrowings as long-term debt. Additionally, the Company has excluded these borrowings from the five-year maturity of long-term debt disclosure due to the uncertainty of the eventual term of the related debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under the Company's shelf registration.
   The Company's French revolving credit agreement allows for borrowings, in French francs, up to $50,000 and expires in August 1997. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of .075% is paid quarterly on the total commitment amount. At March 31, 1997, $15,957 was outstanding under this agreement at a weighted average interest rate of 3.49%.
   During the first quarter of 1997, the Company initiated a tender offer for three issues of its higher coupon debt and repurchased approximately $386,000 of the three series, resulting in a $40,802 extraordinary loss, using commercial paper and its revolving credit facility. In April 1997, the Company refinanced these and other working capital borrowings by issuing $250,000 7.375% notes due April 2004, and $200,000 7.70% notes due April 2009, which were sold through an underwritten public offering as well as $200,000 of floating rate notes due April 2011 (putable to the Company in April 1999) through a private placement.
   During the three months ended March 31, 1997, pursuant to the Company's shelf registration filed with the Commission, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                      Subsidiary                                 Amount
           ------------------------------------------------------------
           SCI California Funeral Services, Inc................  $  271

6. Derivatives
The Company enters into derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investment in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and enters into transactions only with a limited group of credit-worthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.
   In general cross-currency swaps are entered into concurrently with significant foreign acquisitions and convert US dollar debt into the respective foreign currency of the acquisitions. Such cross-currency swaps are used in combination with local currency borrowings to substantially hedge the Company's net investment in foreign operations. The cross-currency swaps generally include interest rate provisions to enable the Company to additionally hedge a portion of the earnings of its foreign operations. Accordingly, movements in currency rates that impact the swap are generally offset by a corresponding movement in the value of the underlying assets being hedged. Similarly, currency movements that impact foreign expense due under the cross-currency interest rate swaps are generally offset by a corresponding movement in the earnings of the foreign operation.
   At March 31, 1997, after giving consideration to the interest rate and cross-currency swaps, the Company's debt (excluding $128,000 of Provident debt) has been converted into approximately $898,000 of fixed interest rate debt at a weighted average rate of 7.33% and approximately $1,190,000 of floating interest rate debt at a weighted average rate of 5.13%. Additionally, approximately $1,375,000 of the US denominated debt has been converted into foreign denominated debt using cross-currency swaps.
   During the first quarter of 1997, the Company converted approximately $87,600 from French fixed rates to floating German rates. In addition, the Company entered into a US dollar floating to fixed interest rate swap on $200,000 notional and terminated a US $75,000 notional fixed to floating interest rate swap as part of the repurchase and refinancing of certain issues of outstanding debt.
   The net fair value of the Company's various swap agreements at March 31, 1997, was a payable of $22,413. Fair values were obtained from counterparties to the agreements and represent their estimate of the amount the Company would pay to terminate the swap agreements based upon the existing terms and current market conditions.

7. Sale of Investment
During the first quarter of 1997, the Company sold its interest in Equity Corporation International (approximately 7,994,000 shares) and received sale proceeds of approximately $147,700 producing a gain of approximately $68,100 ($42,500 after-tax).

8. Ratio of Earnings to Fixed Charges

                          Three Months Ended March 31,
                            1997              1996
                          ----------------------------
                            5.52              3.56

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, dividends on preferred securities of SCI Finance LLC and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The increase in the Company's ratio of earnings to fixed charges is primarily attributable to the gain on the sale of the Company's investment in ECI.

9. SCI International Limited
SCI International Limited ("International") is a wholly owned subsidiary of the Company. International, through wholly owned subsidiaries, owns the Company's foreign operations.
   Set forth  below is  certain  March 31,  summary  financial  information  for
International:

                                                    1997         1996
                                                 -----------------------

Revenues.......................................  $  235,167   $  225,719
                                                 ==========   ==========

Gross profit...................................  $   45,735   $   39,913
                                                 ==========   ==========

Net income.....................................  $   13,984   $   13,206
                                                 ==========   ==========

Current assets.................................  $  223,557   $  234,517
Non-current assets.............................   2,568,642    2,247,908
                                                 ----------   ----------
Total assets...................................  $2,792,199   $2,482,425
                                                 ==========   ==========

Current liabilities............................  $  269,657   $  273,844
Non-current liabilities........................   2,294,961    2,090,117
                                                 ----------   ----------
Total liabilities..............................  $2,564,618   $2,363,961
                                                 ==========   ==========

Stockholder's equity...........................  $  227,581   $  118,464
                                                 ==========   ==========

10.Geographic Segment Information
The Company conducts funeral and cemetery operations principally in the United States, Australia, Canada, France and the United Kingdom. Geographic segment information was as follows:

                         United                  Other     Other
                         States     France     European   Foreign  Consolidated
--------------------------------------------------------------------------------

Revenues:
 Three months ended
 March 31:
 1997.................. $403,282   $133,010    $ 61,313   $40,844   $638,449
 1996..................  349,734    136,725      51,403    37,591    575,453

Income from operations:
 Three months ended
 March 31:
 1997.................. $126,640   $ 14,894    $ 17,112   $12,878   $171,524
 1996..................  106,740     12,743      14,738    12,192    146,413

Funeral services performed:
 Three months ended
 March 31:
 1997..................   61,964     41,587      29,772    12,240    145,563
 1996..................   56,593     41,011      26,804    11,891    136,299

Number of locations
 at March 31:
 1997..................    1,483      1,073         633       261      3,450
 1996..................    1,331      1,068         619       239      3,257


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except average sales prices)

Overview:
The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American, United Kingdom and Australian operations and is proceeding with implementation in its French operations which were acquired in August 1995. The Company has approximately 303 clusters in North America, United Kingdom and Australia, which range in size from two operations to 64 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


                           Three Months Ended March 31, 1997
                     Compared to Three Months Ended March 31, 1996

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                        Three Months Ended                           Percentage
                             March 31,                   Increase     Increase
                         1997             1996          (Decrease)   (Decrease)
                      ---------------------------------------------------------

Revenues:
 Funeral................$457,071         $424,700         $32,371         7.6 %
 Cemetery............... 177,790          145,562          32,228        22.1
 Financial services.....   3,588            5,191          (1,603)      (30.9)
                        --------         --------          ------
                         638,449          575,453          62,996        10.9
Costs and expenses:
 Funeral................ 337,368          318,541          18,827         5.9
 Cemetery............... 110,997           93,813          17,184        18.3
 Financial services.....   1,932            2,931            (999)      (34.1)
                        --------         --------         -------
                         450,297          415,285          35,012         8.4
Gross profit and margin
percentage:
 Funeral................ 119,703  26.2%   106,159  25.0%   13,544        12.8
 Cemetery...............  66,793  37.6     51,749  35.6    15,044        29.1
 Financial services.....   1,656  46.2      2,260  43.5      (604)      (26.7)
                        --------         --------         -------
                        $188,152  29.5%  $160,168  27.8%  $27,984        17.5 %
                        ========         ========         =======




Funeral
Funeral revenues were as follows:

                                                                     Percentage
                             Three Months Ended March 31,  Increase   Increase
                                 1997            1996     (Decrease) (Decrease)
                            ---------------------------------------------------
Existing clusters:
 United States.............. $ 234,235          $ 212,158    $22,077     10.4 %
 France ....................   133,010            136,725     (3,715)    (2.7)
 Other European.............    52,806             47,365      5,441     11.5
 Other foreign..............    28,318             26,536      1,782      6.7
                             ---------          ---------    -------
                               448,369            422,784     25,585      6.1
New clusters:*
 United States..............     4,198                317      3,881
 Other European.............     2,835                 84      2,751
 Other foreign..............       221               -           221
                             ---------          ---------    -------
                                 7,254                401      6,853
Non-cluster and disposed
 operations.................     1,448              1,515        (67)
                             ---------          ---------    -------
Total funeral revenues...... $ 457,071          $ 424,700    $32,371      7.6 %
                             =========          =========    =======

   The $25,585 increase in revenues from existing clusters was the result of a 4.9% increase in the number of funeral services performed (142,423 compared to 135,826) and a 1.1% higher average sales price ($3,148 compared to $3,113). Acquisitions since January 1, 1996, included in existing clusters, accounted for $26,692 of the existing cluster revenue increase, offset by a $1,107 decrease from businesses owned before January 1, 1996. The impact from businesses owned before January 1, 1996 was adversely effected by approximately $13,000 caused exclusively by a change in the currency exchange rates for the Company's French operations.
   During the three months ended March 31, 1997, the Company sold $125,315 of prearranged funeral services compared to $126,640 for the same quarter in 1996.
   Funeral costs and expenses were as follows:

                                                                      Percentage
                            Three Months Ended March 31,    Increase   Increase
                               1997             1996       (Decrease) (Decrease)
                            ----------------------------------------------------

Existing clusters:
 United States............. $143,714           $131,394      $12,320      9.4 %
 France ...................  113,717            119,183       (5,466)    (4.6)
 Other European............   36,928             34,383        2,545      7.4
 Other foreign.............   19,201             17,676        1,525      8.6
                            --------           --------      -------
                             313,560            302,636       10,924      3.6
New clusters:*
 United States.............    2,977                161        2,816
 Other European............    2,054                 37        2,017
 Other foreign.............      175               -             175
                            --------           --------      -------
                               5,206                198        5,008
Non-cluster and disposed
 operations................    2,529              2,405          124
Administrative overhead....   16,073             13,302        2,771     20.8
                            --------           --------      -------
Total funeral costs and
 expenses.................. $337,368           $318,541      $18,827      5.9 %
                            ========           ========      =======

------------------------
* Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

   The $10,924 increase in costs and expenses from existing clusters is primarily the result of the quarter to quarter increase in the number of funeral services performed. The gross profit margin before administrative overhead for existing clusters increased to 30.1% in 1997 from 28.4% in 1996. Acquisitions since the beginning of 1996, included in existing clusters, accounted for $19,872 of the existing cluster cost increase, while existing cluster locations owned before 1996, had a cost decrease of $8,948. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.
   The overall funeral gross profit margin percentage improved in 1997 (26.2% compared to 25.0% in 1996). Contributing to this quarter to quarter improvement were the Company's North American operations. In addition, the French gross profit margin of 14.5% (before administrative overhead) for the quarter ended March 31, 1997, improved from 12.8% in 1996 which is consistent with the Company's expectations for these operations which have historically produced lower gross profit margins than the Company's other operations.
   Administrative overhead costs increased due primarily to the Company's realignment of its North American operating structure which occurred in the latter half of 1996. This realignment is expected to enhance the clusters' ability to manage increased levels of business. Administrative overhead costs, expressed as a percentage of total funeral revenues, increased to 3.5%, compared to 3.1% in 1996.

Cemetery
Cemetery revenues were as follows:

                           Three Months Ended March 31,               Percentage
                              1997             1996       Increase     Increase
                           ---------------------------------------------------

Existing clusters:
 United States............. $ 158,079       $ 129,684      $28,395       21.9 %
 Other European............     5,809           3,825        1,984       51.9
 Other foreign.............    12,204          11,075        1,129       10.2
                            ---------       ---------      -------
                              176,092         144,584       31,508       21.8
New clusters:*
 United States.............       225            -             225
Non-cluster and disposed
 operations................     1,473             978          495
                            ---------       ---------      -------
Total cemetery revenues.... $ 177,790       $ 145,562      $32,228       22.1 %
                            =========       =========      =======

   Revenues from the existing clusters increased $31,508 due primarily to increased preneed sales of property and merchandise as well as higher average sales prices for these items and higher investment earnings on trusted amounts. Included in the existing cluster increase were $10,938 in increased revenues from cemeteries acquired since the beginning of 1996, while revenues from existing cluster locations owned before 1996 increased $20,570.
   Cemetery costs and expenses were as follows:

                            Three Months Ended March 31,  Increase   Percentage
                               1997               1996   (Decrease)   Increase
                            ---------------------------------------------------
Existing clusters:
 United States............. $  91,249          $  78,054   $13,195     16.9%
 Other European............     2,961              2,054       907     44.2
 Other foreign.............     6,572              5,782       790     13.7
                            ---------          ---------   -------
                              100,782             85,890    14,892     17.3
                            ---------          ---------   -------
New clusters:*
 United States.............       222                  2       220
Non-cluster and disposed
 operations................       546              1,469      (923)
Administrative overhead....     9,447              6,452     2,995     46.4
                            ---------          ---------   -------
Total cemetery costs and
 expenses.................. $ 110,997          $  93,813   $17,184     18.3%
                            =========          =========   =======

------------------------
* Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

   Costs and expenses from existing clusters increased $14,892 due primarily to an increase of $7,757 at cemeteries acquired since the beginning of 1996. The overall cemetery gross profit margin percentage improved in 1997 to 37.6% from 35.6% in 1996. This increase reflects strong growth and a favorable product mix in sale of preneed cemetery property and merchandise, increased trust investment income as well as continued cost control in all major expense categories. Administrative overhead costs have increased to 5.3% of revenues compared to 4.4% during the three months ended March 31, 1996. This administrative overhead cost increase was primarily attributable to increased costs from additional infrastructure added in the Company's United Kingdom operations as well as the Company's realignment of its North American operating structure in 1996. This additional infrastructure is expected to enhance clusters ability to manage increased levels of business.

Financial  Services
The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported a gross profit of $1,656 for the quarter ended March 31, 1997. Provident's average outstanding loan portfolio during the current quarter decreased to $165,384 compared to $220,248 in 1996, and the average interest rate spread also decreased to 3.1% compared to 3.7% in 1996.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses increased to 2.6% for the quarter ended March 31, 1997 compared to 2.4 % for the comparable period in 1996. These expenses increased $2,873 or 20.9% quarter to quarter primarily from increased personnel costs.
   Interest expense, which excludes the amount incurred through financial service operations, increased $1,852 or 5.7 % quarter to quarter. The increased interest expense reflects the Company's higher debt level in 1997 offset by a slightly lower average interest rate quarter to quarter.
   During the first quarter of 1997, the Company sold its interest in Equity Corporation International ("ECI") producing a gain of approximately $68,100.
   The provision for income taxes reflected a 36.2% effective tax rate for the quarter ended March 31, 1997 as compared to a 36.5% effective tax rate for the comparable period in 1996. The decrease in the effective tax rate is due primarily to lower taxes from international operations, partially offset by the tax impact from the gain on sale of the Company's interest in ECI which is reflected at the Company's higher domestic tax rate.

Financial Condition and Liquidity at March 31, 1997:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Commission. The Company believes cash from operations, additional funds available under its revolving credit agreements, proceeds from offerings of securities and the other registered securities will be sufficient to continue its current acquisition program and operating policies.
   At March 31, 1997, the Company had net working capital of $156,759 and a current ratio of 1.27:1, compared to working capital of $106,497 and a current ratio of 1.18:1 at December 31, 1996.

Interest Rate and Currency  Management
In general, interest rates are managed such that 40% to 60% of the total debt (excluding $128,000 debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations. After giving effect to the interest rate and cross-currency
interest rate swaps, the Company's  debt (excluding  the  Provident   debt)
has  been  converted  into approximately $898,000 of fixed interest rate debt at a weighted average rate of 7.33% and approximately $1,190,000 of floating interest rate debt at a weighted average rate of 5.13%. However, the Company has entered into forward interest rate swaps which convert approximately $150,000 of foreign denominated floating debt to fixed rate debt beginning in December 1997, bringing the mix of the debt portfolio on a pro forma basis to 50% fixed and 50% floating. In addition, as of March 31, 1997, $150,000 of the US fixed to floating interest rate swaps contain provisions which require termination of the swap if certain interest rate conditions are met.
   During the first quarter of 1997, as part of its ongoing interest rate management, the Company initiated a tender offer for three issues of its higher coupon debt and repurchased approximately $386,000 of the three series using commercial paper and its revolving credit facility. In April 1997, the Company refinanced these and other borrowings by issuing $250,000 7.375% notes due April 2004, $200,000 7.70% notes due April 2009, and $200,000 of floating rate notes due April 2011 (putable to the Company in April 1999). As part of the refinancing, the Company entered into certain interest rate swaps which do not substantially change the fixed/floating mix as of March 31, 1997.

SOURCES AND USES OF CASH
Cash flows from operating activities: Net cash provided by operating activities was $91,112 for the three months ended March 31, 1997, compared to $76,424 for the same period in 1996, an increase of $14,688. This increase was primarily due to improved operating results for the quarter ended March 31, 1997. Significant uses of operating cash include an increase in net receivables resulting from increased sales of funeral services and cemetery products and merchandise.

Cash flows from investing activities: Net cash used in investing activities was $75,126 for the three months ended March 31, 1997, compared to $145,526 for the same period in 1996, a decrease of $70,400. Cash used for acquisitions increased by approximately $34,000 during the three months ended March 31, 1997 due to increased activity. Additionally, the Company used approximately $15,000 to increase its investment in an existing equity investee. However, these increases were more than offset by the approximate $147,700 in cash provided by the sale of the Company's interest in ECI during the three months ended March 31, 1997. In addition to acquisitions, capital expenditures including new construction of facilities and major improvements to existing properties continue to require significant amounts of cash.

Cash flows from financing activities: Net cash used in financing  activities was $12,706 for the three months ended March 31, 1997, compared to cash provided by financing activities of $78,075 for the same period in 1996, a decrease of $90,781.  The decrease in 1997 compared to 1996 is mainly due to borrowings exceeding debt repayments by approximately $89,000 during the three months ended March 31, 1996, while borrowings effectively offset repayments of debt during the three months ended March 31, 1997, which also included approximately $450,000 for the early extinguishment of debt.
   The Company believes that debt service has no adverse effect on its operations or financing activities at the current levels of debt outstanding. As of March 31, 1997, the Company's debt to capitalization ratio was 47.4% compared to 47.3% at December 31, 1996. The interest coverage ratio for the three months ended March 31, 1997, was 4.54:1 (excluding the gain on the sale of the Company's investment in ECI), compared to 3.97:1 for the same period in 1996. This interest coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.
   The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. The Company has various revolving credit facilities and lines of credit which provide for aggregate borrowings of up to $850,000. At March 31, 1997, the Company had approximately $76,475 of available borrowings under its primary and multi-currency credit facilities. In addition, as of March 31, 1997 the Company had the ability to issue $1,000,000 in securities registered with the Commission under a shelf registration as well as 17,375,000 shares of common stock and approximately $222,000 of guarantee promissory notes and convertible debentures registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions. As previously discussed, in April 1997 the Company issued $450,000 of debt securities under the existing shelf registration which was used to reduce borrowings under its credit facilities.

Prearranged Funeral Services:  The Company has a marketing  program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase a life insurance or annuity contract.
The principal amount of these prearranged funeral contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance funded contracts also increase the amount of cash to be received upon performance of the funeral and are intended to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. During 1996, the Company completed a review of the prearranged trust investment process which included an asset/liability study. This has resulted in a new investment program which entails the consolidation of multiple trustees, the use of institutional managers with differing investing styles and consolidated performance monitoring and tracking. This new program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to the appropriate investments that more accurately match the anticipated maturity of the contracts. This has resulted in a new asset allocation policy of approximately 65% equity and 35% fixed income which the Company began to implement in the first quarter of 1997.

Other Matters:
The Company will adopt Statement of Financial Accounting Standards FAS No. 128 "Earnings Per Share" and FAS 129 "Disclosures of Information About Capital Structure" for the year ended December 31, 1997. The Company does not anticipate that the adoption of these standards will have a material impact, on the Company's financial position, results of operations or statement of cash flows.

Cautionary  Statement on Forward-looking  Statements
Certain disclosures in this filing on Form 10-Q that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that the Company believes are reasonable; however many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

 1) Changes in general economic conditions both domestically and internationally impacting financial markets (e.g. marketable security values as well as currency and interest rate fluctuations).

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

                           SERVICE CORPORATION INTERNATIONAL
                              PART II.  OTHER INFORMATION


6. EXHIBITS AND REPORTS ON FORM 8-K
   (a)     Exhibits
      4.1 Supplemental Indenture, dated as of March 14, 1997, to the Indenture dated as of November 1, 1987 between the Company and the Bank of New York, as trustee.
     11.1  Computation of earnings per share.
     12.1  Ratio of earnings to fixed charges for the three months ended
            March 31, 1997 and 1996.
     27.1  Financial data schedule.

   (b)     Reports on Form 8-K
           During the quarter ended March 31, 1997, the Company filed a Form 8-K dated January 8, 1997 reporting under "Item 5. Other Events" a press release announcing the Company's withdrawal of an exchange offer for The Loewen Group, Inc.


                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1997
                                        SERVICE CORPORATION INTERNATIONAL



                                        By:/s/George R. Champagne
                                        ----------------------------------
                                           George R. Champagne
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)