Form 10-Q
period 1997-06-30
SERVICE CORPORATION INTERNATIONAL
filed 1997-08-12
CIK 89089

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549




      (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                    or

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

The number of shares outstanding of the registrant's common stock as of August 8, 1997, was 251,560,520 (excluding treasury shares).

                     SERVICE CORPORATION INTERNATIONAL



                                   INDEX

                                                                          Page
Part I  Financial Information

        Consolidated Statement of Income (Unaudited) -
         Three Months Ended June 30, 1997 and 1996
         Six Months Ended June 30, 1997 and 1996                            3

        Consolidated Balance Sheet -
         June 30, 1997 (Unaudited) and December 31, 1996                    4

        Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended June 30, 1997 and 1996                            5

        Consolidated Statement of Stockholders' Equity (Unaudited) -
         Six Months Ended June 30, 1997                                     6

        Notes to the Consolidated Financial Statements (Unaudited)     7 - 12

        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    13 - 22


Part II Other Information                                                  23

        Signature                                                          23

                                        2

                     SERVICE CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                               Three Months Ended       Six Months Ended
(Dollars in thousands,             June 30,                 June 30,
except per share amounts)        1997       1996         1997       1996
---------------------------------------------------------------------------

Revenues.....................  $601,141   $564,749   $1,239,590  $1,140,202
Costs and expenses...........  (437,958)  (420,686)    (888,255)   (835,971)
                               --------   --------   ----------  ----------
Gross profit.................   163,183    144,063      351,335     304,231

General and administrative
 expenses....................   (15,812)   (14,786)     (32,440)    (28,541)
                               --------   --------   ----------  ----------
Income from operations.......   147,371    129,277      318,895     275,690

Interest expense.............   (33,093)   (34,245)     (67,631)    (66,931)
Dividends on preferred
 securities of SCI
 Finance LLC.................    (1,753)    (2,696)      (4,382)     (5,391)
Other income.................     8,765      5,232       11,855       7,423
Gain on sale of investment...      -          -          68,077        -
                               --------   --------   ----------  ----------
                                (26,081)   (31,709)       7,919     (64,899)
                               --------   --------   ----------  ----------
Income before income taxes and
   extraordinary loss........   121,290     97,568      326,814     210,791
Provision for income taxes...   (42,489)   (35,318)    (116,866)    (76,644)
                               --------   --------   ----------  ----------
Income before extraordinary
 loss........................    78,801     62,250      209,948     134,147
Extraordinary loss on early
 extinguishment of
 debt (net of income taxes
 of $23,383).................      -          -         (40,802)       -
                               --------   --------   ----------  ----------
Net income...................  $ 78,801   $ 62,250   $  169,146  $  134,147
                               ========   ========   ==========  ==========

Earnings per share:
Primary:
 Income before extraordinary
  loss.......................  $    .32   $    .26   $      .86  $      .56
 Extraordinary loss on early
  extinguishment of debt.....      -         -             (.17)      -
                               --------   --------   ----------  ----------
 Net income..................  $    .32   $    .26   $      .69  $      .56
                               ========   ========   ==========  ==========
Fully diluted:
 Income before extraordinary
  loss.......................  $    .31   $    .25   $      .83  $      .54
 Extraordinary loss on early
  extinguishment of debt.....      -         -             (.16)      -
                               --------   --------   ----------  ----------
    Net income...............  $    .31   $    .25   $      .67  $      .54
                               ========   ========   ==========  ==========

Dividends per share..........  $    .08   $    .06   $      .15  $      .12
                               ========   ========   ==========  ==========
Weighted average number of
 shares and equivalents......   248,562    241,112      246,478     240 294
                               ========   ========   ==========  ==========

(All 1996 common stock and per share data has been restated for a two-for-one common stock split on August 30, 1996)
(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED BALANCE SHEET

                                                    June 30,
(Dollars in thousands,                               1997        December 31,
except per share amounts)                         (Unaudited)        1996
------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents.....................  $   31,557    $   44,131
   Receivables, net of allowances................     504,188       494,576
   Inventories...................................     150,803       139,019
   Other.........................................      32,720        36,314
                                                   ----------    ----------
     Total current assets........................     719,268       714,040
                                                   ----------    ----------

Investments - insurance subsidiary...............     560,405       601,565
Prearranged funeral contracts ...................   2,374,191     2,159,348
Long-term receivables ...........................     888,094       809,287
Cemetery property, at cost.......................   1,568,913     1,380,213
Property, plant and equipment, at cost (net).....   1,521,256     1,457,075
Deferred charges and other assets................     388,121       371,608
Names and reputations (net)......................   1,388,309     1,376,634
                                                   ----------    ----------
                                                   $9,408,557    $8,869,770
                                                   ==========    ==========
Liabilities & Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities......  $  386,084    $  440,797
   Current maturities of long-term debt..........     100,858       113,876
   Income taxes .................................      52,750        52,870
                                                   ----------    ----------
      Total current liabilities..................     539,692       607,543
                                                   ----------    ----------

Long-term debt...................................   2,268,369     2,048,737
Deferred income taxes............................     635,206       527,460
Other liabilities ...............................     508,522       552,443
Deferred prearranged funeral contract revenues...   2,888,894     2,725,770
Company obligated, mandatorily redeemable,
   convertible preferred securities
   of SCI Finance LLC............................       -           172,500
Stockholders' equity:
   Common  stock, $1 per share par value,
    500,000,000 shares  authorized,
    251,468,703 and 236,193,427, respectively,
    issued and outstanding.......................     251,469       236,193
   Capital in excess of par value................   1,449,921     1,237,783
   Retained earnings.............................     854,855       728,108
   Foreign currency translation adjustment ......       6,555        22,315
   Unrealized gain on securities available for
    sale, net of tax.............................       5,074        10,918
                                                   ----------    ----------
      Total stockholders' equity.................   2,567,874     2,235,317
                                                   ----------    ----------
                                                   $9,408,557    $8,869,770
                                                   ==========    ==========

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Six Months Ended June 30,
(Dollars in thousands)                                1997          1996
----------------------------------------------------------------------------

Cash flows from operating activities:
Net income........................................ $  169,146     $  134,147
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization..................     75,063         66,491
   Provision for deferred income taxes............     24,789         25,165
   Extraordinary loss on early extinguishment of
    debt, net of income taxes.....................     40,802           -
   Gains from dispositions (net)..................    (76,645)        (1,991)
   Change in assets and liabilities, net of
    effects from acquisitions:
    (Increase) in receivables.....................    (60,474)       (51,407)
    (Increase) decrease in other  assets..........     15,426        (28,385)
    Decrease in payables and other liabilities ...    (27,036)       (31,406)
    Other.........................................     11,232         (2,445)
                                                   ----------     ----------
Net cash provided by operating activities ........    172,303        110,169
                                                   ----------     ----------
Cash flows from investing activities:
   Capital expenditures...........................   (118,163)       (66,486)
   Change in prearranged funeral balances.........    (40,159)       (47,903)
   Proceeds from sales of property and equipment..     11,585          9,681
   Acquisitions, net of cash acquired.............   (190,692)      (175,466)
   Loans issued by finance subsidiary.............    (50,638)       (31,743)
   Principal payments received on loans by
    finance subsidiary............................      5,418         12,736
   Proceeds from sale of investment...............    147,739           -
   Change in investments and other................    (30,641)       (32,637)
                                                   ----------     ----------
Net cash (used in) investing activities...........   (265,551)      (331,818)
                                                   ----------     ----------
Cash flows from financing activities:
   Increase (decrease) in borrowings under
    revolving credit agreements...................    (37,349)       112,878
   Long-term debt issued..........................    650,000        300,000
   Payments of debt...............................    (35,877)       (98,961)
   Early extinguishment of debt...................   (449,998)          -
   Dividends paid.................................    (32,136)       (27,003)
   Bank overdrafts and other......................    (13,966)         3,823
                                                   ----------     ----------
Net cash provided by financing activities.........     80,674        290,737
                                                   ----------     ----------
Net increase (decrease) in cash and
 cash equivalents.................................    (12,574)        69,088
Cash and cash equivalents at beginning of period..     44,131         29,735
                                                   ----------     ----------
Cash and cash equivalents at June 30, 1997
 and 1996......................................... $   31,557     $   98,823
                                                   ==========     ==========
Cash used for:
   Interest....................................... $   81,807     $   60,310
                                                   ==========     ==========
   Taxes.......................................... $   74,769     $   55,811
                                                   ==========     ==========
Non-cash transactions:
   Common stock issued in acquisitions............ $   43,499     $    3,237
   Common stock issued under restricted stock plans$    1,223     $    1,105
   Debt issued in acquisitions.................... $    4,771     $    9,191
   Debenture conversions to common stock.......... $    5,127     $      590
   Conversion of preferred securities of SCI
    Finance LLC................................... $  167,911     $     -

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited)



                                                          Foreign
                                     Capital              currency   Unrealized
(Dollars in thousands,    Common    in excess  Retained  translation  gain on
except per share amounts)  stock    par value  earnings  adjustment  securities
------------------------------------------------------------------------------

Balance at
December 31, 1996........$ 236,193  $1,237,783  $728,108   $ 22,315    $10,918
  Net income ............                        169,146
  Common stock issued:
   Stock option exercises
   and stock grants......      403       4,884
   Acquisitions...........   3,001      46,088    (5,590)
   Debenture conversions..     411       4,716
   Conversions of
    convertible preferred
    securities of SCI
    Finance LLC...........  11,461     156,450
  Dividends on common
    stock ($.08 per share)                       (36,809)
  Foreign currency
    translation...........                                  (15,760)
  Net change in unrealized
   gain on securities.....                                              (5,844)
                          --------  ----------  --------   --------    -------

Balance at June 30, 1997..$251,469  $1,449,921  $854,855   $  6,555    $ 5,074
                          ========  ==========  ========   ========    =======


(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)


1.  Nature of Operations
The Company is the largest provider of death care services in the world. At June 30, 1997, the Company operated 3,012 funeral service locations, 365 cemeteries and 156 crematoria located in North America, Europe and the Pacific Rim.
    The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also contain crematoria. There are 144 combination locations that contain a funeral service location within a company owned cemetery.
    The Company's financial services operations consist of a finance subsidiary, Provident Services, Inc. ("Provident"). Provident provides capital financing to independent funeral home and cemetery operators.

2. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements for the three and six months ended June 30, 1997 and 1996 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1996 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

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

3. Acquisitions
The Company acquired 136 funeral service locations, 22 cemeteries and 7 crematoria during the six month period ended June 30, 1997 (120 funeral service locations, 20 cemeteries and one crematory during the six months ended June 30,
1996). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued or assumed debt. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

    The effect of acquisitions on the consolidated balance sheet at June 30, was as follows:

                                                   1997           1996
---------------------------------------------------------------------------

Current assets.................................. $  8,180       $ 20,713
Prearranged funeral contracts...................   52,346         19,876
Long-term receivables...........................   11,881         18,770
Cemetery property...............................  179,829         84,763
Property, plant and equipment...................   59,929         55,048
Deferred charges and other assets...............   14,604           (183)
Names and reputations...........................   70,507         68,677
Current liabilities.............................  (23,977)       (12,934)
Long-term debt..................................  (19,612)       (10,785)
Deferred income taxes and other liabilities.....  (51,698)       (45,145)
Deferred prearranged funeral contract revenues..  (67,798)       (20,097)
Stockholders' equity............................  (43,499)        (3,237)
                                                 --------       --------
      Cash used for acquisitions................ $190,692       $175,466
                                                 ========       ========

4. Prearranged Funeral Activities
The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers in North America, the United Kingdom and Australia or the Company's French prearranged funeral service life insurance subsidiary, "Auxia". Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "prearranged funeral contracts" or, in the case of contracts funded by Auxia, "investments-insurance subsidiary." A corresponding credit is recorded to "deferred prearranged funeral contract revenues." Allowances for customer cancellations are provided at the date of sale based on historical experience.
   Amounts paid by the customer pursuant to the prearranged funeral contracts are recognized in funeral revenue at the time the funeral is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the service is performed at which time these funds are also recognized in funeral revenues and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Included in deferred prearranged funeral contract revenues are net obtaining costs, including sales commissions and certain other direct marketing costs, applicable to prearranged funeral contracts which are deferred and will be expensed over a period representing the actuarially determined life of the prearranged contract.

   The recognition of future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

   1997 (remaining six months)..............  $  125,457
   1998.....................................     239,146
   1999.....................................     222,076
   2000.....................................     208,092
   2001.....................................     194,800
   2002 and through 2006....................     736,281
   2007 and thereafter......................   1,163,042
                                              ----------
                                              $2,888,894
                                              ==========

5. Debt
Debt at June 30, 1997 and December 31, 1996, was as follows:

                                                 June 30,   December 31,
                                                  1997          1996
                                              -------------------------
   Bank revolving credit agreements and
    commercial paper........................  $  282,968    $  325,875
   6.375% notes due in 2000.................     150,000       150,000
   6.75% notes due in 2001..................     150,000       150,000
   8.72% amortizing notes due in 2002.......     153,697       165,761
   8.375% notes due in 2004.................      51,840       200,000
   7.375% notes due in 2004.................     250,000         -
   7.2% notes due in 2006...................     150,000       150,000
   6.875% notes due in 2007.................     150,000       150,000
   6.95% amortizing notes due in 2010.......      60,240        61,576
   7.70% notes due in 2009..................     200,000         -
   7.875% debentures due in 2013............      55,627       150,000
   7.0% notes due in 2015 (putable in 2002).     300,000       300,000
   Medium term notes........................      42,760       186,040
   Floating rate notes due in 2011
    (putable in 1999).......................     200,000         -
   Convertible debentures...................      41,713        44,140
   Mortgage notes and other notes payable...     143,323       151,836
   Deferred loan costs......................     (12,941)      (22,615)
                                              ----------    ----------
        Total debt..........................   2,369,227     2,162,613
   Less current maturities..................    (100,858)     (113,876)
                                              ----------    ----------
        Total long-term debt................  $2,268,369    $2,048,737
                                              ==========    ==========

   The Company's primary revolving credit agreements provide for borrowing up to $1,000,000. The 364-day portion allows for borrowings up to $300,000, and is used primarily to support commercial paper. The Agreement expires June 26, 1998, but has provisions to be extended for a 364-day term. At the end of any term, the outstanding balance may be converted into a two year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of .06% is paid quarterly on the total commitment amount. At June 30, 1997, there was $108,829 of commercial paper outstanding backed by this agreement at a weighted average interest rate of 5.59%. In addition, the Company has a multi-currency revolving credit agreement which allows for borrowings of up to $700,000, including $500,000 in various foreign currencies. This agreement expires June 27, 2002. Interest rates are based on various indices as determined by the Company. In addition, a facility fee ranging from .07% to .15% is paid quarterly on the total commitment amount. At June 30, 1997, there was $94,694 outstanding under this agreement at a weighted average interest rate of 4.66%. These commercial paper borrowings and revolving notes generally have maturities ranging from one to 90 days. These credit agreements disclosed above contain financial compliance provisions that contain certain restrictions on levels of net worth, debt, equity, liens, letters of credit and guarantees.
   The Company's outstanding commercial paper and other borrowings under its various credit facilities at June 30, 1997 are classified as long-term debt. The Company uses these revolving credit agreements primarily to finance the Company's ongoing acquisition programs. From time to time, the Company raises debt and/or equity in the public markets to reduce its revolving credit facility balances. The timing of these public debt or equity offerings is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities. Therefore, the Company has classified these borrowings as long-term debt. Additionally, the Company has excluded these borrowings from the five-year maturity of long-term debt disclosure due to the uncertainty of the eventual term of the related debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under the Company's shelf registration.

   At June 30, 1997, $15,309 was outstanding (at an average interest rate of 3.60%) under the Company's $50,000 French revolving credit agreement. This agreement expired in August 1997 and was replaced by a portion of the Company's $700,000 multi-currency revolving credit agreement.
   During the first quarter of 1997, the Company initiated a tender offer for three issues of its higher coupon debt and repurchased approximately $386,000 of the three series, resulting in a $40,802 extraordinary loss, using commercial paper and its revolving credit facility. In April 1997, the Company refinanced these and other working capital borrowings by issuing $250,000 7.375% notes due April 2004, and $200,000 7.70% notes due April 2009, which were sold through an underwritten public offering as well as $200,000 of floating rate notes due April 2011 (putable to the Company in April 1999) through a private placement.
   During the three months ended June 30, 1997, pursuant to the Company's shelf registration filed with the Commission, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                   Subsidiary                    Amount
   -----------------------------------------------------

   SCI Louisiana Funeral Services, Inc.........  $3,000
   SCI Ohio Funeral Services, Inc..............     500

6. Convertible Preferred Securities of SCI Finance LLC
On May 16, 1997, the Company announced that its subsidiary, SCI Finance LLC, would redeem all the remaining outstanding shares (3,365,000 shares) of its $3.125 Term Convertible Shares, Series A ("TECONS"). Subsequently, 3,364,700 shares were converted by TECONS shareholders into 11,178,522 shares of SCI common stock. The remaining shares were redeemed on June 20, 1997, for $52.50 per share.

7. Derivatives
The Company enters into derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investment in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and enters into transactions only with a limited group of credit-worthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.
   In general, cross-currency swaps are entered into concurrently with significant foreign acquisitions and convert US dollar debt into the respective foreign currency of the acquisitions. Such cross-currency swaps are used in combination with local currency borrowings to substantially hedge the Company's net investment in foreign operations. The cross-currency swaps generally include interest rate provisions to enable the Company to additionally hedge a portion of the earnings of its foreign operations. Accordingly, movements in currency rates that impact the swap are generally offset by a corresponding movement in the value of the underlying assets being hedged. Similarly, currency movements that impact foreign expense due under the cross-currency interest rate swaps are partially offset by a corresponding movement in the earnings of the foreign operation.
   At June 30, 1997, after giving consideration to the interest rate and cross-currency swaps, the Company's debt (excluding $145,000 of Provident debt) has been converted into approximately $884,000 of fixed interest rate debt at a weighted average rate of 7.31% and approximately $1,301,000 of floating interest rate debt at a weighted average rate of 5.23%. Additionally, approximately $1,375,000 of the US denominated debt has been converted into foreign denominated debt using cross-currency swaps.
   During the first six months of 1997, the Company converted approximately $87,600 from French fixed rates to floating German rates. In addition, as part of the repurchase and refinancing of certain issues of outstanding debt, the Company entered into a floating to fixed interest rate swap on US $200,000 notional, terminated a US $75,000 notional fixed to floating interest rate swap and converted US $450,000 of the fixed rate debt issued in April to floating rates through interest rate swaps.
   The net fair value of the Company's various swap agreements at June 30, 1997, was a receivable of $30,806. Fair values were obtained from counterparties to the agreements and represent their estimate of the net amount the Company would receive to terminate the swap agreements based upon the existing terms and current market conditions.

8. Sale of Investment
During the first quarter of 1997, the Company sold its interest in Equity Corporation International (7,994,000 shares) and received sale proceeds of $147,700 producing a gain of $68,100 ($42,500 after-tax).

9. Investment in Arbor Memorial Services Inc.
On August 11, 1997, the Company announced that its subsidiary, Service Corporation International (Canada) Limited, entered into an agreement to acquire 713,825 class A voting shares and 2,213,152 class B non-voting shares of Arbor Memorial Services Inc. ("Arbor"). After the completion of this transaction the Company will own 960,969 class A voting shares and 5,270,227 class B non-voting shares of Arbor. These shares represent approximately 38% of Arbor's class A shares, 66% class B shares and 59% of the total shares of Arbor currently outstanding. Arbor owns funeral and cemetery operations in Canada.

10.Ratio of Earnings to Fixed Charges

                        Six Months Ended June 30,
                          1997            1996
                        ------------------------
                          4.66            3.32


For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, dividends on preferred securities of SCI Finance LLC and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The increase in the Company's ratio of earnings to fixed charges is partially attributable to the gain on the sale of the Company's investment in ECI.

11. Geographic Segment Information
The Company conducts funeral and cemetery operations principally in the United States, Australia, Canada, France and the United Kingdom. Geographic segment information was as follows:

                            United               Other     Other
                            States   France    European   Foreign  Consolidated
------------------------------------------------------------------------------
Revenues:
Six months ended June 30:
  1997.....................$794,112  $252,090  $111,352   $82,036  $1,239,590
  1996..................... 695,549   272,433    93,951    78,269   1,140,202
Three months ended June 30:
  1997..................... 390,830   118,983    50,136    41,192     601,141
  1996..................... 345,815   135,708    42,548    40,678     564,749

Income from operations:
Six months ended June 30:
  1997.....................$242,587  $ 27,452  $ 25,098   $23,758  $  318,895
  1996..................... 202,718    25,961    21,427    25,584     275,690
Three months ended June 30:
  1997..................... 115,947    12,544     8,000    10,880     147,371
  1996.....................  95,978    13,218     6,689    13,392     129,277

Funeral services performed:
Six months ended June 30:
  1997..................... 118,235    76,486    52,759    24,478     271,958
  1996..................... 109,177    77,647    48,910    24,126     259,860
Three months ended June 30:
  1997.....................  56,271    34,899    22,987    12,238     126,395
  1996.....................  52,584    36,636    22,106    12,235     123,561

Number of locations
 at June 30:
  1997.....................   1,514     1,087       647       285       3,533
  1996.....................   1,381     1,078       607       243       3,309

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (Dollars in thousands, except average sales prices)

Overview:
The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American, United Kingdom and Australian operations and is continuing with implementation in its French operations. The Company has approximately 283 clusters in North America, the United Kingdom and Australia, which range in size from two operations to 64 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


                      Six Months Ended June 30, 1997
                Compared to Six Months Ended June 30, 1996

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                                                                      Percentage
                           Six Months Ended June 30,        Increase   Increase
                           1997              1996          (Decrease) (Decrease)
                        --------------------------------------------------------

Revenues:
 Funeral................$  876,355        $  830,000        $  46,355     5.6 %
 Cemetery...............   355,529           299,616           55,913    18.7
 Financial services.....     7,706            10,586           (2,880)  (27.2)
                        ----------        ----------        ---------
                         1,239,590         1,140,202           99,388     8.7
Costs and expenses:
 Funeral................   662,155           636,887           25,268     4.0
 Cemetery...............   221,886           193,285           28,601    14.8
 Financial services.....     4,214             5,799           (1,585)  (27.3)
                        ----------        ----------        ---------
                           888,255           835,971           52,284     6.3
Gross profit and margin
percentage:
 Funeral................   214,200  24.4%    193,113  23.3%    21,087    10.9
 Cemetery...............   133,643  37.6     106,331  35.5     27,312    25.7
 Financial services.....     3,492  45.3       4,787  45.2     (1,295)  (27.1)
                        ----------        ----------         --------
                        $  351,335  28.3% $  304,231  26.7%  $ 47,104    15.5 %
                        ==========        ==========         ========


Funeral
Funeral revenues were as follows:

                                    Six Months Ended                  Percentage
                                        June 30,           Increase    Increase
                                     1997      1996       (Decrease)  (Decrease)
                                  ----------------------------------------------

Existing clusters:
 United States.................... $455,245   $409,796     $ 45,449     11.1 %
 France...........................  252,088    272,433      (20,345)    (7.5)
 Other European...................   93,680     83,246       10,434     12.5
 Other foreign....................   57,026     55,507        1,519      2.7
                                   --------   --------     --------
                                    858,039    820,982       37,057      4.5
New clusters:*
 United States....................    8,775      1,449        7,326
 Other European...................    5,977        536        5,441
 Other foreign....................      473       -             473
                                   --------   --------     --------
                                     15,225      1,985       13,240
Non-cluster and disposed
 operations.......................    3,091      7,033       (3,942)
                                   --------   --------     --------
Total funeral revenues............ $876,355   $830,000     $ 46,355     5.6 %
                                   ========   ========     ========

   The $37,057 increase in revenues from existing clusters was the result of a 3.2% increase in the number of funeral services performed (265,556 compared to 257,359) and a 1.3% higher average sales price ($3,231 compared to $3,190). Acquisitions since January 1, 1996, included in existing clusters, accounted for $52,223 of the existing cluster revenue increase, offset by a $15,166 decrease from businesses owned before January 1, 1996. The impact from businesses owned before January 1, 1996 was adversely effected by approximately $29,100 caused exclusively by a change in the currency exchange rates for the Company's French operations.
   During the six months ended June 30, 1997, the Company sold $274,019 of prearranged funeral services compared to $269,013 for the same period in 1996.
   Funeral costs and expenses were as follows:

                                     Six Months Ended                 Percentage
                                         June 30,          Increase    Increase
                                     1997        1996     (Decrease)  (Decrease)
                                   ---------------------------------------------

Existing clusters:
 United States.................... $289,984     $258,799    $ 31,185     12.0 %
 France...........................  215,828      237,130     (21,302)    (9.0)
 Other European...................   71,069       61,992       9,077     14.6
 Other foreign....................   39,455       36,664       2,791      7.6
                                   --------     --------    --------
                                    616,336      594,585      21,751      3.7
New clusters:*
 United States....................    6,652          970       5,682
 Other European...................    4,570          393       4,177
 Other foreign....................      363         -            363
                                   --------     --------    --------
                                     11,585        1,363      10,222
Non-cluster and disposed
 operations.......................    5,102       10,650      (5,548)
Administrative overhead...........   29,132       30,289      (1,157)    (3.8)
                                   --------     --------    --------
Total funeral costs and expense... $662,155     $636,887    $ 25,268      4.0 %
                                   ========     ========    ========

---------------------
* Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

   The $21,751 increase in costs and expenses from existing clusters is primarily the result of the period to period increase in the number of funeral services performed. The gross profit margin before administrative overhead for existing clusters increased to 28.2% in 1997 from 27.6% in 1996. Acquisitions since the beginning of 1996, included in existing clusters, accounted for $39,115 of the existing cluster cost increase, while existing cluster locations owned before 1996, had a cost decrease of $17,364. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.
   The overall funeral gross profit margin percentage improved in 1997 (24.4% compared to 23.3% in 1996). Contributing to this period to period improvement were the Company's North American operations. In addition, the French gross profit margin of 14.4% (before administrative overhead) for the period ended June 30, 1997, improved from 13.0% in 1996 which is consistent with the Company's expectations for these operations which have historically produced lower gross profit margins than the Company's other operations.
   Administrative overhead costs, expressed as a percentage of total funeral revenues, decreased to 3.3%, compared to 3.6% in 1996.

Cemetery
Cemetery revenues were as follows:

                                      Six Months Ended
                                          June 30,         Increase  Percentage
                                      1997        1996    (Decrease)  Increase
                                   ---------------------------------------------

Existing clusters:
 United States....................  $316,828    $266,546   $ 50,282      18.9 %
 Other European...................    10,886       7,429      3,457      46.5
 Other foreign....................    24,327      22,718      1,609       7.1
                                    --------    --------   --------
                                     352,041     296,693     55,348      18.7

New clusters*.....................       754        -           754
Non-cluster and disposed
 operations.......................     2,734       2,923       (189)
                                    ---------   --------   --------
Total cemetery revenues...........  $355,529    $299,616   $ 55,913      18.7 %
                                    =========   ========   ========

   Revenues from the existing clusters increased $55,348 due primarily to increased preneed sales of property and merchandise as well as higher average sales prices for these items and higher investment earnings on trusted amounts. Included in the existing cluster increase were $25,494 in increased revenues from cemeteries acquired since the beginning of 1996, while revenues from existing cluster locations owned before 1996 increased $29,854.
   Cemetery costs and expenses were as follows:

                                     Six Months Ended
                                          June 30,        Increase   Percentage
                                      1997      1996     (Decrease)   Increase
                                    --------------------------------------------

Existing clusters:
 United States....................  $182,074   $160,421   $21,653       13.5%
 Other European...................     5,849      4,443     1,406       31.6
 Other foreign....................    13,527     11,970     1,557       13.0
                                    --------   --------   -------
                                     201,450    176,834    24,616       13.9
                                    --------   --------   -------
New clusters*.....................       690          5       685
Non-cluster and disposed
 operations.......................     2,672      3,279      (607)
Administrative overhead...........    17,074     13,167     3,907       29.7
                                    --------   --------   -------
Total cemetery costs and expenses.  $221,886   $193,285   $28,601       14.8%
                                    ========   ========   =======


---------------------
* Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

   Costs and expenses from existing clusters increased $24,616 due primarily to an increase of $15,633 at cemeteries acquired since the beginning of 1996. The overall cemetery gross profit margin percentage improved in 1997 to 37.6% from 35.5% in 1996. This increase reflects strong growth and a favorable product mix in sales of preneed cemetery property and merchandise, increased trust investment income, as well as continued cost control in all major expense categories. Administrative overhead costs have increased to 4.8% of revenues compared to 4.4% during the six months ended June 30, 1996.

Financial Services
The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported a gross profit of $3,492 for the six months ended June 30, 1997, compared to $4,787 for the same period in 1996. Provident's average outstanding loan portfolio during the current period decreased to $173,547 compared to $225,443 in 1996, and the average interest rate spread also decreased to 3.2% compared to 3.7% in 1996.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses increased slightly to 2.6% for the six months ended June 30, 1997 compared to 2.5% for the comparable period in 1996. These expenses increased $3,899 or 13.7% period to period primarily from increased personnel costs.
   Interest expense, which excludes the amount incurred through financial service operations, increased $700 or 1.0% period to period. The increased interest expense reflects the Company's higher debt level in 1997 offset by a lower average interest rates on indebtedness resulting from the Company's recent refinancing of certain long-term debt and hedging programs associated with its international investments.
   During the first quarter of 1997, the Company sold its interest in Equity Corporation International ("ECI") producing a gain of $68,100.
   The provision for income taxes reflected a 35.8% effective tax rate for the six month period ended June 30, 1997, compared to a 36.4% effective tax rate for the comparable period in 1996. The decrease in the effective tax rate is due primarily to lower taxes from international operations, partially offset by the tax impact from the gain on sale of the Company's interest in ECI which is reflected at the Company's higher domestic tax rate.

                     Three Months Ended June 30, 1997
               Compared to Three Months Ended June 30, 1996

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                              Three Months Ended                     Percentage
                                    June 30,               Increase   Increase
                              1997           1996         (Decrease) (Decrease)
                          -----------------------------------------------------

Revenues:
 Funeral...................$419,284        $405,300         $13,984     3.5 %
 Cemetery.................. 177,739         154,054          23,685    15.4
 Financial services........   4,118           5,395          (1,277)  (23.7)
                           --------        --------         -------
                            601,141         564,749          36,392     6.4
Costs and expenses:
 Funeral................... 324,787         318,346           6,441     2.0
 Cemetery.................. 110,889          99,472          11,417    11.5
 Financial services........   2,282           2,868            (586)  (20.4)
                           --------        --------         -------
                            437,958         420,686          17,272     4.1
Gross profit and margin
percentage:
 Funeral...................  94,497  22.5%   86,954  21.5%    7,543     8.7
 Cemetery..................  66,850  37.6    54,582  35.4    12,268    22.5
 Financial services........   1,836  44.6     2,527  46.8      (691)  (27.3)
                           --------        --------         -------
                           $163,183  27.1% $144,063  25.5%  $19,120    13.3 %
                           ========        ========         =======


Funeral
Funeral revenues were as follows:

                                   Three Months Ended                Percentage
                                         June 30,         Increase    Increase
                                     1997      1996      (Decrease)  (Decrease)
                                  ----------------------------------------------
Existing clusters:
 United States.................... $221,010   $197,638    $ 23,372      11.8 %
 France...........................  119,078    135,708     (16,630)    (12.3)
 Other European...................   40,874     35,881       4,993      13.9
 Other foreign....................   28,708     28,971        (263)      (.9)
                                   --------   --------    --------
                                    409,670    398,198      11,472       2.9
New clusters:*
 United States....................    4,577      1,132       3,445
 Other European...................    3,142        452       2,690
 Other foreign....................      252       -            252
                                   --------   ------      --------
                                      7,971      1,584       6,387
Non-cluster and disposed
 operations.......................    1,643      5,518      (3,875)
                                   --------   --------    --------
Total funeral revenues............ $419,284   $405,300    $ 13,984       3.5 %
                                   ========   ========    ========




---------------------
* Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

   The $11,472 increase in revenues from existing clusters was the result of a 1.3% increase in the number of funeral services performed (123,133 compared to 121,533) and a 1.6% higher average sales price ($3,327 compared to $3,276). Acquisitions since January 1, 1996, included in existing clusters, accounted for $25,531 of the existing cluster revenue increase, offset by a $14,059 decrease from businesses owned before January 1, 1996. The impact from businesses owned before January 1, 1996 was adversely effected by approximately $14,400 caused exclusively by a change in the currency exchange rates for the Company's French operations.
   During the three months ended June 30, 1997, the Company sold $148,704 of prearranged funeral services compared to $142,373 for the same quarter in 1996.

   Funeral costs and expenses were as follows:

                                     Three Months Ended              Percentage
                                          June 30,          Increase   Increase
                                      1997      1996       (Decrease) (Decrease)
                                  ---------------------------------------------

Existing clusters:
 United States....................  $146,270   $127,405      $18,865     14.8 %
 France...........................   102,111    117,947      (15,836)   (13.4)
 Other European...................    34,141     27,609        6,532     23.7
 Other foreign....................    20,254     18,988        1,266      6.7
                                    ------     --------      -------
                                     302,776    291,949       10,827      3.7
New clusters:*
 United States....................     3,675        809        2,866
 Other European...................     2,516        356        2,160
 Other foreign....................       188      -              188
                                    --------   --------      -------
                                       6,379      1,165        5,214
Non-cluster and disposed
 operations.......................     2,572      8,245       (5,673)
Administrative overhead...........    13,060     16,987       (3,927)   (23.1)
                                    --------   --------      -------
Total funeral costs and expenses..  $324,787   $318,346      $ 6,441      2.0 %
                                    ========   ========      =======

   The $10,827 increase in costs and expenses from existing clusters is primarily the result of the quarter to quarter increase in the number of funeral services performed. The gross profit margin before administrative overhead for existing clusters slightly decreased to 26.1% in 1997 from 26.7% in 1996. Acquisitions since the beginning of 1996, included in existing clusters, accounted for $23,243 of the existing cluster cost increase, while existing cluster locations owned before 1996, had a cost decrease of $12,416 . Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.
   The overall funeral gross profit margin percentage improved in 1997 (22.5% compared to 21.5% in 1996). Contributing to this quarter to quarter improvement were the Company's North American operations. In addition, the French gross profit margin of 14.2% (before administrative overhead) for the quarter ended June 30, 1997, improved from 13.1% in 1996.
   Administrative overhead costs, expressed as a percentage of total funeral revenues, decreased to 3.1%, compared to 4.2% in 1996.




---------------------
* Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

Cemetery
Cemetery revenues were as follows:

                                   Three Months Ended
                                        June 30,          Increase   Percentage
                                   1997        1996      (Decrease)   Increase
                                   --------------------------------------------

Existing clusters:
 United States....................  $158,749   $136,862    $21,887      16.0 %
 Other European...................     5,077      3,604      1,473      40.9
 Other foreign....................    12,123     11,643        480       4.1
                                    --------   --------    -------
                                     175,949    152,109     23,840      15.7
New clusters*.....................       529       -           529
Non-cluster and disposed
 operations.......................     1,261      1,945       (684)
                                    --------   --------    -------
Total cemetery revenues...........  $177,739   $154,054    $23,685      15.4 %
                                    ========   ========    =======

   Revenues from the existing clusters increased $23,840 due primarily to increased preneed sales of property and merchandise as well as higher average sales prices for these items and higher investment earnings on trusted amounts. Included in the existing cluster increase were $13,421 in increased revenues from cemeteries acquired since the beginning of 1996, while revenues from existing cluster locations owned before 1996 increased $10,419.

   Cemetery costs and expenses were as follows:

                                     Three Months Ended
                                          June 30,                   Percentage
                                      1997      1996      Increase    Increase
                                   --------------------------------------------

Existing clusters:
 United States....................   $ 90,825   $82,367    $ 8,458      10.3%
 Other European...................      2,888     2,389        499      20.9
 Other foreign....................      6,955     6,188        767      12.4
                                     --------   -------    -------
                                      100,668    90,944      9,724      10.7
                                     --------   -------    -------
New clusters*.....................        468         3        465
Non-cluster and disposed
 operations.......................      2,126     1,810        316
Administrative overhead...........      7,627     6,715        912      13.6
                                     --------   -------    -------
Total cemetery costs and expenses.   $110,889   $99,472    $11,417      11.5%
                                     ========   =======    =======

   Costs and expenses from existing clusters increased $9,724 due primarily to an increase of $7,579 at cemeteries acquired since the beginning of 1996. The overall cemetery gross profit margin percentage improved in 1997 to 37.6% from 35.4% in 1996. This increase reflects strong growth and a favorable product mix in sales of preneed cemetery property and merchandise, increased trust investment income, as well as continued cost control in all major expense categories. Administrative overhead costs have decreased slightly to 4.3% of revenues compared to 4.4% during the three months ended June 30, 1996.

Financial Services
The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported a gross profit of $1,836 for the three months ended June 30, 1997, compared to $2,527 for the same period in 1996. Provident's average outstanding loan portfolio during the current quarter decreased to $181,709 compared to $230,637 in 1996, and the average interest rate spread also decreased to 3.2% compared to 3.8% in 1996.



---------------------
* Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses were unchanged at 2.6% for the three months ended June 30, 1997 compared to the comparable period in 1996. These expenses increased $1,026 or 6.9% quarter to quarter primarily from increased personnel costs.
   Interest expense, which excludes the amount incurred through financial service operations, decreased $1,152 or 3.4% quarter to quarter. The decreased interest expense reflects the Company's higher debt level in 1997 offset by a lower average interest rates on indebtedness resulting from the Company's recent refinancing of certain long-term debt and hedging programs associated with its international investments.
   The provision for income taxes reflected a 35.0% effective tax rate for the quarter ended June 30, 1997 as compared to a 36.2% effective tax rate for the comparable period in 1996. The decrease in the effective tax rate is due primarily to lower taxes from international operations.


Financial Condition and Liquidity at June 30, 1997:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Commission. The Company believes cash from operations, additional funds available under its revolving credit agreements, proceeds from offerings of securities and the other registered securities will be sufficient to continue its current acquisition program and operating policies.
   At June 30, 1997, the Company had net working capital of $179,576 and a current ratio of 1.33:1, compared to working capital of $106,497 and a current ratio of 1.18:1 at December 31, 1996.

Interest Rate and Currency Management
In general, interest rates are managed such that 40% to 60% of the total debt (excluding $145,000 debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations. After giving effect to the interest rate and cross-currency interest rate swaps, the Company's debt (excluding the Provident debt) has been converted into approximately $884,000 of fixed interest rate debt at a weighted average rate of 7.31% and approximately $1,301,000 of floating interest rate debt at a weighted average rate of 5.23%. However, the Company has entered into forward interest rate swaps which convert approximately $147,000 of foreign denominated floating debt to fixed rate debt beginning in December 1997, bringing the mix of the debt portfolio on a pro forma basis to 47% fixed and 53% floating. In addition, as of June 30, 1997, $450,000 of the US interest rate swaps contain provisions which require termination of the swap if certain interest rate conditions are met.
   During the first quarter of 1997, as part of its ongoing interest rate management, the Company initiated a tender offer for three issues of its higher coupon debt and repurchased approximately $386,000 of the three series using commercial paper and its revolving credit facility. In April 1997, the Company refinanced these and other borrowings by issuing $250,000 7.375% notes due April 2004, $200,000 7.70% notes due April 2009, and $200,000 of floating rate notes due April 2011 (putable to the Company in April 1999). As part of the refinancing, the Company entered into certain interest rate swaps which the net effect was to convert $250,000 of the fixed rate debt to floating.

SOURCES AND USES OF CASH
Cash flows from operating activities: Net cash provided by operating activities was $172,303 for the six months ended June 30, 1997, compared to $110,169 for the same period in 1996, an increase of $62,134. This increase was primarily due to improved operating results for 1997. Significant uses of operating cash include an increase in net receivables resulting from increased sales of funeral services and cemetery products and merchandise.

Cash flows from investing activities: Net cash used in investing activities was $265,551 for the six months ended June 30, 1997, compared to $331,818 for the same period in 1996, a decrease of $66,267. Cash used for acquisitions increased by approximately $15,226 and capital expenditures increased by $51,677 during the six months ended June 30, 1997, as the Company continues to expand through both acquisitions of existing businesses and through increased construction of funeral and cemetery facilities. Additionally, the Company used approximately $15,000 to increase its investment in an existing equity investee. However, these increases were more than offset by the approximate $147,700 in cash provided by the sale of the Company's interest in ECI during the six months ended June 30, 1997.

Cash flows from financing activities: Net cash provided by financing activities was $80,674 for the six months ended June 30, 1997, compared to $290,737 for the same period in 1996, a decrease of $210,063. The decrease in 1997 compared to 1996 is mainly due to the timing of borrowings and repayments of debt. During the six months ended June 30, 1997, the net cash flow provided by debt financed transactions was $126,776, compared to $313,917 for the same period in 1996. During 1997 the Company issued $650,000 of long-term debt and used $450,000 for an early extinguishment of debt.
   The Company believes that debt service has no adverse effect on its operations or financing activities at the current levels of debt outstanding. As of June 30, 1997, the Company's debt to capitalization ratio was 48.0% compared to 47.3% at December 31, 1996. The interest coverage ratio for the six months ended June 30, 1997, was 4.42:1 (excluding the gain on the sale of the Company's investment in ECI), compared to 3.71:1 for the same period in 1996. This interest coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.
   The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. The Company has various revolving credit facilities and lines of credit which provide for aggregate borrowings of up to $1,050,000. At June 30, 1997, the Company had approximately $796,000 of available borrowings under its primary and multi-currency credit facilities. In addition, as of June 30, 1997 the Company had the ability to issue $550,000 in securities registered with the Commission under a shelf registration as well as 16,337,000 shares of common stock and approximately $218,000 of guarantee promissory notes and convertible debentures registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions. As previously discussed, in April 1997, the Company issued $450,000 of debt securities under the existing shelf registration which was used to reduce borrowings under its credit facilities.

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

Other Matters
The Company will adopt Statement of Financial Accounting Standards ("FAS") No. 128 "Earnings Per Share" and FAS 129 "Disclosures of Information About Capital Structure" for the year ended December 31, 1997. The Company will also adopt FAS 130 "Reporting Comprehensive Income" and FAS 131 "Disclosures About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The adoption of these standards will not have a material impact, on the Company's financial position, results of operations or statement of cash flows.

Cautionary Statement on Forward-looking Statements
The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

1) Changes in general economic conditions both domestically and internationally impacting financial markets (e.g. marketable security values as well as currency and interest rate fluctuations).
2) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies. Changes in regulations may impact the Company's ability to enter or expand new markets.
3) Changes in consumer demand for the Company's services caused by several factors such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.
4) The Company's ability to identify and complete additional acquisitions on terms that are favorable to the Company, to successfully integrate acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions. The Company's future results may be materially impacted by changes in the level of acquisition activity.

The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

                     SERVICE CORPORATION INTERNATIONAL
                        PART II. OTHER INFORMATION

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        On May 8, 1997, the Company held its annual meeting of shareholders and the shareholders elected five directors. The shares voting on the director nominees were cast as follows:

                                                  Abstentions or       Broker
          Nominee                  Votes For       Votes Withheld      Non-votes
        ---------------------     ------------     --------------      ---------
        Anthony L. Coelho         205,596,953         1,621,195          -0-
        A. J. Foyt, Jr.           205,593,674         1,624,474          -0-
        E. H. Thornton, Jr.       205,607,988         1,610,160          -0-
        R. L. Waltrip             205,615,283         1,602,865          -0-
        Edward E. Williams        205,642,588         1,575,560          -0-


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
             10.1 Second Amendment to Supplemental Executive Retirement Plan
                  for Senior Officers.
             11.1 Computation of earnings per share.
             12.1 Ratio of earnings to fixed charges for the six months ended
                  June 30, 1997 and 1996.
             27.1 Financial data schedule.

        (b)  Reports on Form 8-K
             During the quarter ended June 30, 1997, the Company filed a Form 8-K dated April 15, 1997, reporting (i) under "Item 5. Other Events" certain information regarding a registration statement relating to the public offering of securities from time to time, and (ii) under "Item 7. Financial Statements and Exhibits" certain exhibits which were underwriting agreements relating to the aforementioned registration statement.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1997
                                       SERVICE CORPORATION INTERNATIONAL



                                       By: /s/ George R. Champagne
                                       ---------------------------------
                                       George R. Champagne
                                       Senior Vice President
                                       Chief Financial Officer
                                       (Principal Financial Officer)