Form 10-Q
period 1997-09-30
SERVICE CORPORATION INTERNATIONAL
filed 1997-11-14
CIK 89089

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549




     (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                or

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

The number of shares outstanding of the registrant's common stock as of November 7, 1997, was 251,876,389 (excluding treasury shares).

                 SERVICE CORPORATION INTERNATIONAL



                               INDEX

                                                                           Page
Part I  Financial Information

        Consolidated Statement of Income (Unaudited) -
          Three Months Ended September 30, 1997 and 1996
          Nine Months Ended September 30, 1997 and 1996                      3

        Consolidated Balance Sheet -
          September 30, 1997 (Unaudited) and December 31, 1996               4

        Consolidated Statement of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 1997 and 1996                      5

        Consolidated Statement of Stockholders' Equity (Unaudited) -
          Nine Months Ended September 30, 1997                               6

        Notes to the Consolidated Financial Statements (Unaudited)      7 - 12

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    13 - 22


Part II Other Information                                                   23

        Signature                                                           23

                                2

                 SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                                 Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                  1997        1996           1997         1996
-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


Revenues........................$  584,818  $  544,500   $1,824,408  $1,684,702
Costs and expenses..............  (433,046)   (413,122)  (1,321,301) (1,249,093)
                                ----------  ----------   ----------  ----------
Gross profit....................   151,772     131,378      503,107     435,609

General and administrative
 expenses.......................   (16,775)    (12,296)     (49,215)    (40,837)
                                ----------  ----------   ----------  ----------
Income from operations..........   134,997     119,082      453,892     394,772

Interest expense................   (32,734)    (35,995)    (100,365)   (102,926)
Dividends on preferred
 securities of SCI
 Finance LLC....................      -         (2,695)      (4,382)     (8,086)
Other income....................     9,330       8,382       21,185      15,805
Gain on sale of investment......      -           -          68,077        -
                                ----------  ----------   ----------   ---------
                                   (23,404)    (30,308)     (15,485)    (95,207)
                                ----------  ----------   ----------   ---------
Income before income taxes and
   extraordinary loss...........   111,593      88,774      438,407     299,565
Provision for income taxes......   (38,869)    (31,379)    (155,735)   (108,023)
                                ----------  ----------   ----------   ---------

Income before extraordinary
 loss...........................    72,724      57,395      282,672     191,542
Extraordinary loss on early
 extinguishment of
 debt (net of income taxes
 of $23,383)....................      -           -         (40,802)       -
                                ----------  ----------   ----------   ---------
Net income......................$   72,724  $   57,395   $  241,870   $ 191,542
                                ==========  ==========   ==========   =========

Earnings per share:
 Primary:
  Income before extraordinary
   loss.........................$       28  $      .24   $     1.14   $     .80
  Extraordinary loss on early
   extinguishment of debt.......      -          -             (.17)      -
                                ----------  ----------   ----------   ---------
  Net income....................$      .28  $      .24   $      .97   $     .80
                                ==========  ==========   ==========   =========
 Fully diluted:
  Income before extraordinary
   loss.........................$       28  $      .23   $     1.11   $     .77
  Extraordinary loss on early
   extinguishment of debt.......     -           -             (.16)      -
                                ----------  ----------   ----------   ---------
 Net income.....................$      .28  $      .23   $      .95   $     .77
                                ==========  ==========   ==========   =========

Dividends per share.............$      .08  $      .06   $      .23   $     .18
                                ==========  ==========   ==========   =========
Weighted average number of
 shares and equivalents.........   258,970     241,875      250,642     240,843
                                ==========  ==========   ==========   =========


(See notes to consolidated financial statements)

                 SERVICE CORPORATION INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET

                                               September 30,
                                                    1997          December 31,
                                                (Unaudited)            1996
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

Assets
Current assets:
 Cash and cash equivalents...................... $   62,114        $   44,131
 Receivables, net of allowances.................    502,751           494,576
 Inventories....................................    151,418           139,019
 Other..........................................     39,188            36,314
                                                 ----------        ----------
 Total current assets...........................    755,471           714,040
                                                 ----------        ----------

Investments - insurance subsidiary..............    569,339           601,565
Prearranged funeral contracts ..................  2,499,644         2,159,348
Long-term receivables ..........................    916,297           809,287
Cemetery property, at cost......................  1,607,766         1,380,213
Property, plant and equipment, at cost (net)....  1,564,709         1,457,075
Deferred charges and other assets...............    396,000           371,608
Names and reputations (net).....................  1,428,695         1,376,634
                                                 ----------        ----------
                                                 $9,737,921        $8,869,770
                                                 ==========        ==========
Liabilities & Stockholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities....... $  414,470        $  440,797
 Current maturities of long-term debt...........    124,706           113,876
 Income taxes ..................................     67,512            52,870
                                                 ----------        ----------
 Total current liabilities......................    606,688           607,543
                                                 ----------        ----------

Long-term debt..................................  2,317,259         2,048,737
Deferred income taxes...........................    651,919           527,460
Other liabilities ..............................    524,624           552,443
Deferred prearranged funeral contract revenues..  3,019,888         2,725,770
Company obligated, mandatorily redeemable,
 convertible preferred securities
 of SCI Finance LLC.............................      -               172,500
Stockholders' equity:
 Common stock, $1 per share par value,
  500,000,000 shares authorized,
  251,837,275 and 236,193,427, respectively,
  issued and outstanding........................    251,837           236,193
 Capital in excess of par value.................  1,459,818         1,237,783
 Retained earnings..............................    908,690           728,108
 Foreign currency translation adjustment........     (7,750)           22,315
 Unrealized gain on securities available for
  sale, net of tax..............................      4,948            10,918
                                                 ----------        ----------
 Total stockholders' equity.....................  2,617,543         2,235,317
                                                 ----------        ----------
                                                 $9,737,921        $8,869,770
                                                 ==========        ==========

(See notes to consolidated financial statements)

                 SERVICE CORPORATION INTERNATIONAL
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
(Dollars in thousands)                                   1997         1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income............................................. $ 241,870   $ 191,542
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization........................   113,982     101,101
  Provision for deferred income taxes..................    33,033      38,058
  Extraordinary loss on early extinguishment of debt,
   net of income taxes.................................    40,802        -
  Gains from dispositions (net)........................   (83,303)     (7,587)
  Change in assets and liabilities, net of effects
   from acquisitions:
   (Increase) in receivables...........................   (87,109)    (77,447)
   (Increase) in other assets..........................    (7,795)    (58,428)
   Increase (decrease) in payables and
    other liabilities..................................    25,211     (25,767)
   Other...............................................    11,210         439
                                                        ---------   ---------
Net cash provided by operating activities .............   287,901     161,911
                                                        ---------   ---------
Cash flows from investing activities:
  Capital expenditures.................................  (163,294)   (110,675)
  Change in prearranged funeral balances...............   (48,425)    (62,139)
  Proceeds from sales of property and equipment........    30,827      22,646
  Acquisitions, net of cash acquired...................  (306,148)   (212,850)
  Loans issued by finance subsidiary...................   (68,158)    (64,945)
  Principal payments received on loans by
   finance subsidiary..................................    29,117     153,716
  Proceeds from sale of investment.....................   147,739        -
  Change in investments and other......................   (32,776)    (27,146)
                                                        ---------   ---------
Net cash (used in) investing activities................  (411,118)   (301,393)
                                                        ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in borrowings under revolving
   credit agreements...................................    73,291     (32,387)
  Long-term debt issued................................   650,000     300,000
  Payments of debt.....................................   (66,036)   (104,584)
  Early extinguishment of debt.........................  (449,998)       -
  Dividends paid.......................................   (50,998)    (41,123)
  Bank overdrafts and other............................   (15,059)      4,277
                                                        ---------   ---------
Net cash provided by financing activities..............   141,200     126,183
                                                        ---------   ---------
Net increase (decrease) in cash and
 cash equivalents......................................    17,983     (13,299)
Cash and cash equivalents at beginning
 of period.............................................    44,131      29,735
                                                        ---------   ---------
Cash and cash equivalents at
 September 30, 1997 and 1996........................... $  62,114   $  16,436
                                                        =========   =========
Cash used for:
 Interest.............................................. $  98,663   $  91,027
                                                        =========   =========
 Taxes................................................. $ 101,604   $  61,122
                                                        =========   =========
Non-cash investing and
 financing transactions:
  Common stock issued in acquisitions.................. $  57,864   $   3,277
  Common stock issued under restricted stock plans..... $   2,017   $   1,278
  Debt issued in acquisitions.......................... $   9,656   $  10,666
  Debenture conversions to common stock................ $   5,127   $     790
  Conversion of preferred securities of SCI Finance LLC $ 167,911        -

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited)


                                                          Foreign
                                     Capital              currency   Unrealized
(Dollars in thousands,     Common   in excess  Retained  translation  gain on
except per share amounts)  stock    par value  earnings  adjustment  securities
------------------------------------------------------------------------------

Balance at
December 31, 1996........$ 236,193  $1,237,783  $728,108   $ 22,315    $10,918
  Net income ............                        241,870
  Common stock issued:
   Stock option exercises
   and stock grants......      495       1,705
   Acquisitions...........   3,277      54,587    (5,590)
   Debenture conversions..     411       4,716
   Conversions of
    convertible preferred
    securities of SCI
    Finance LLC...........  11,461     161,027
  Dividends on common
    stock ($.23 per share)                       (55,698)
  Foreign currency
    translation...........                                  (30,065)
  Net change in unrealized
   gain on securities.....                                              (5,970)
                          --------  ----------  --------   --------    -------

Balance at
 September 30, 1997.......$251,837  $1,459,818  $908,690   $ (7,750)   $ 4,948
                          ========  ==========  ========   ========    =======



(See notes to consolidated financial statements)

                 SERVICE CORPORATION INTERNATIONAL
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts)
                            (Unaudited)


1.  Nature of Operations
The Company is the largest provider of death care services in the world. At September 30, 1997, the Company operated 3,048 funeral service locations, 376 cemeteries and 160 crematoria located in North America, Europe and the Pacific Rim.
   The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also contain crematoria. There are 146 combination locations that contain a funeral service location within a company owned cemetery.
   The Company's financial services operations consist of a finance subsidiary, Provident Services, Inc. ("Provident"). Provident provides capital financing to independent funeral home and cemetery operators.

2. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements for the three and nine months ended September 30, 1997 and 1996 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1996 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income.

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

3. Acquisitions
The Company acquired 226 funeral service locations, 34 cemeteries and 13 crematoria during the nine month period ended September 30, 1997 (153 funeral service locations, 25 cemeteries and one crematory during the nine months ended September 30, 1996). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued or assumed debt. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

   The effect of acquisitions on the consolidated balance sheet at September 30, was as follows:

                                                         1997         1996
-------------------------------------------------------------------------------

Current assets........................................ $  15,072    $  25,631
Prearranged funeral contracts.........................    63,014       47,136
Long-term receivables.................................    18,020        7,610
Cemetery property.....................................   218,901      125,204
Property, plant and equipment.........................    98,104       68,778
Deferred charges and other assets.....................     9,077       (4,171)
Names and reputations.................................   129,023       86,627
Current liabilities...................................   (24,197)     (25,735)
Long-term debt........................................   (19,439)     (12,061)
Deferred income taxes and other liabilities...........   (70,059)     (54,653)
Deferred prearranged funeral contract revenues........   (79,094)     (47,594)
Stockholders' equity..................................   (52,274)      (3,922)
                                                       ---------    ---------
  Cash used for acquisitions.......................... $ 306,148    $ 212,850
                                                       =========    =========

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

   The recognition of future funeral revenues is estimated to occur in the following years based on actuarial assumptions as follows:

   1997 (remaining three months)....................... $   78,142
   1998................................................    257,366
   1999................................................    239,608
   2000................................................    225,094
   2001................................................    211,303
   2002 and through 2006...............................    775,061
   2007 and thereafter.................................  1,233,314
                                                        ----------
                                                        $3,019,888
                                                        ==========

5. Debt
Debt at September 30, 1997 and December 31, 1996, was as follows:

                                              September 30,       December 31,
                                                  1997               1996
                                              ---------------------------------

   Bank revolving credit agreements and
     commercial paper....................     $  368,618          $  325,875
   6.375% notes due in 2000..............        150,000             150,000
   6.75% notes due in 2001...............        150,000             150,000
   8.72% amortizing notes due in 2002....        141,108             165,761
   8.375% notes due in 2004..............         51,840             200,000
   7.375% notes due in 2004..............        250,000                -
   7.2% notes due in 2006................        150,000             150,000
   6.875% notes due in 2007..............        150,000             150,000
   6.95% amortizing notes due in 2010....         60,240              61,576
   7.70% notes due in 2009...............        200,000                -
   Floating rate notes due in 2011
     (putable in 1999)...................        200,000                -
   7.875% debentures due in 2013.........         55,627             150,000
   7.0% notes due in 2015
     (putable in 2002)...................        300,000             300,000
   Medium term notes.....................         42,760             186,040
   Convertible debentures................         41,713              44,140
   Mortgage notes and other notes
     payable.............................        143,299             151,836
   Deferred loan costs...................        (13,240)            (22,615)
                                              ----------          ----------
        Total debt.......................      2,441,965           2,162,613
   Less current maturities...............       (124,706)           (113,876)
                                              ----------          ----------
        Total long-term debt.............     $2,317,259          $2,048,737
                                              ==========          ==========

   The Company's primary revolving credit agreements provide for borrowing up to $1,000,000 and consist of two committed facilities -- a 364-day facility and a 5-year, multi-currency facility.
   The 364-day facility allows for borrowings up to $300,000, and is used primarily to support commercial paper issuance. This facility expires June 26, 1998, but has provisions to be extended for additional 364-day terms. At the end of any term, the outstanding balance may be converted into a two-year term loan at the Company's option. Interest rates on this facility are based on various indices as determined by the Company. In addition, a facility fee of 0.06% is paid quarterly on the total commitment amount. At September 30, 1997 there was $196,674 of commercial paper outstanding backed by the agreement at a weighted average interest rate of 5.85%.
   The five-year facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies. This facility expires June 27, 2002. Interest rates on this facility are based on various indices as determined by the Company. In addition, a facility fee is paid quarterly on the total commitment amount. The facility fee, which ranges from 0.07% to 0.15%, is based on the Company's senior debt ratings. The facility fee is currently set at 0.08%. At September 30, 1997, there was $112,842 outstanding under this facility at a weighted average interest rate of 4.31%.
   The commercial paper borrowings and revolving notes generally have maturities ranging from one to 90 days. The credit agreements disclosed above contain financial compliance provisions with certain restrictions on levels of net worth, debt, equity, liens, letters of credit, and guarantees.
   The Company's outstanding commercial paper and other borrowings under its various credit facilities at September 30, 1997 are classified as long-term debt. The Company uses these revolving credit agreements primarily to finance the Company's ongoing acquisition programs. From time to time, the Company raises debt and/or equity in the public markets to reduce its revolving credit facility balances. The timing of these public debt or equity offerings is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities. Therefore, the Company has classified these borrowings as long-term debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under a shelf registration filed with the Commission.
   During the first quarter of 1997, the Company initiated a tender offer for three issues of its higher coupon debt and repurchased approximately $386,000 of the three series, resulting in a $40,802 extraordinary loss, using commercial paper and its revolving credit facility. In April 1997, the Company refinanced these and other working capital borrowings by issuing $250,000 7.375% notes due April 2004, and $200,000 7.70% notes due April 2009, which were sold through an underwritten public offering as well as $200,000 of floating rate notes due April 2011 (putable to the Company in April 1999) through a private placement.
   During the three months ended September 30, 1997, pursuant to a shelf registration filed with the Commission, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                Subsidiary                                 Amount
   ---------------------------------------------------------------

   Moran-Ashton Funeral Home, Inc........................ $    80
   SCI Illinois Services, Inc............................     625
   SCI Ohio Funeral Services, Inc........................   1,945
   SCI Iowa Funeral Services, Inc........................   1,200
   SCI California Funeral Services, Inc..................   1,034

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

7. Derivatives
The Company enters into derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investment in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and enters into transactions only with a limited group of credit-worthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.
   In general, cross-currency swaps are entered into concurrently with significant foreign acquisitions and convert US dollar debt into the respective foreign currency of the acquisitions. Such cross-currency swaps are used in combination with local currency borrowings to substantially hedge the Company's net investment in foreign operations. The cross-currency swaps generally include interest rate provisions to enable the Company to additionally hedge a portion of the earnings of its foreign operations. Accordingly, movements in currency rates that impact the swap are generally offset by a corresponding movement in the value of the underlying assets being hedged. Similarly, currency movements that impact foreign interest expense due under the cross-currency interest rate swaps are partially offset by a corresponding movement in the earnings of the foreign operation.
   At September 30, 1997, after giving consideration to the interest rate and cross-currency swaps, the Company's debt (excluding $136,000 of Provident debt) consists of approximately $1,055,000 of fixed interest rate debt at a weighted average rate of 6.92% and approximately $1,207,000 of floating interest rate debt at a weighted average rate of 5.28%. Additionally, approximately $1,624,000 of the Company's debt consists of foreign denominated debt.
   During the first nine months of 1997, the Company converted approximately $87,600 from French fixed rates to floating German rates. In addition, as part of the repurchase and refinancing of certain issues of outstanding debt, the Company entered into a floating to fixed interest rate swap on US $200,000 notional, terminated a US $75,000 notional fixed to floating interest rate swap and converted US $450,000 of the fixed rate debt issued in April to floating rates through interest rate swaps.
   In August 1997, the Company entered into three cross currency interest rate swaps to increase the Company's hedge of its net investments in France and Australia. These swaps converted $212,321 of US floating rate debt into $29,760 floating and

$64,728 fixed Australian denominated debt and $117,833 of French denominated fixed rate debt.
   The net fair value of the Company's various swap agreements at September 30, 1997, was a receivable of $80,784. Fair values were obtained from counterparties to the agreements and represent their estimate of the net amount the Company would receive to terminate the swap agreements based upon the existing terms and current market conditions.

8. Sale of Investment
During the first quarter of 1997, the Company sold its interest (7,994,000 shares) in Equity Corporation International ("ECI") and received sale proceeds of $147,700 producing a gain of $68,100 ($42,500 after-tax).

9. Investment in Arbor Memorial Services Inc.
On August 11, 1997, the Company announced that its subsidiary, Service Corporation International (Canada) Limited, entered into an agreement to acquire 713,825 class A voting shares and 2,213,152 class B non-voting shares of Arbor Memorial Services Inc. ("Arbor"). After the completion of this transaction the Company will own 960,969 class A voting shares and 5,270,227 class B non-voting shares of Arbor. These shares represent approximately 38% of Arbor's class A shares, 66% of the class B shares and 59% of the total shares of Arbor currently outstanding. Arbor owns funeral and cemetery operations in Canada. This transaction is expected to close in the fourth quarter of 1997.

10.Ratio of Earnings to Fixed Charges

                           Nine Months Ended September 30,
                                 1997         1996
                           -------------------------------

                                 4.35         3.19

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

11.Geographic Segment Information
The Company conducts funeral and cemetery operations principally in the United States, Australia, Canada, France and the United Kingdom. Geographic segment information was as follows:

                           United               Other      Other
                           States    France    European   Foreign  Consolidated
--------------------------------------------------------------------------------

Revenues:
  Nine months ended
  September 30:
   1997................$1,178,470  $356,040   $162,931   $126,967   $1,824,408
   1996................ 1,034,226   393,595    135,337    121,544    1,684,702

  Three months ended
  September 30:
   1997................   384,358   103,950     51,579     44,931      584,818
   1996................   338,677   121,162     41,386     43,275      544,500

Income from operations:
  Nine months ended
  September 30:
   1997................$  346,672  $ 34,783   $ 32,831   $ 39,606   $  453,892
   1996................   292,633    33,188     29,091     39,860      394,772

  Three months ended
  September 30:
    1997...............   104,085     7,331      7,733     15,848      134,997
    1996...............    89,915     7,227      7,664     14,276      119,082

Funeral services performed:
  Nine months ended
  September 30:
   1997................   171,910   111,548     76,451     38,122      398,031
   1996................   160,186   112,050     69,719     37,697      379,652

  Three months ended
  September 30:
   1997................    53,675    35,062     23,692     13,644      126,073
   1996................    51,009    34,403     20,809     13,571      119,792

Number of locations at
 September 30:
   1997................     1,528     1,093        679        284        3,584
   1996................     1,392     1,101        609        244        3,346


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollars in thousands, except average sales prices)

Overview:
The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has successfully implemented the cluster strategy in its North American, United Kingdom and Australian operations and is continuing with implementation in its French operations. The Company has approximately 287 clusters in North America, the United Kingdom and Australia, which range in size from two operations to 61 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


               Nine Months Ended September 30, 1997
         Compared to Nine Months Ended September 30, 1996

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                              Nine Months Ended                       Percentage
                                September 30,              Increase    Increase
                            1997             1996         (Decrease)  (Decrease)
                         -------------------------------------------------------
Revenues:
  Funeral................$1,274,165        $1,219,031        $55,134       4.5 %
  Cemetery...............   538,153           450,200         87,953      19.5
  Financial services.....    12,090            15,471         (3,381)    (21.9)
                         ----------        ----------        -------
                          1,824,408         1,684,702        139,706       8.3
Costs and expenses:
  Funeral................   977,825           947,533         30,292       3.2
  Cemetery...............   337,021           293,741         43,280      14.7
  Financial services.....     6,455             7,819         (1,364)    (17.4)
                         ----------        ----------        -------
                          1,321,301         1,249,093         72,208       5.8

Gross profit and
 margin percentage:
  Funeral................   296,340  23.3%    271,498  22.3%  24,842       9.1
  Cemetery...............   201,132  37.4     156,459  34.8   44,673      28.6
  Financial services.....     5,635  46.6       7,652  49.5   (2,017)    (26.4)
                         ----------        ----------        -------
                         $  503,107  27.6% $  435,609  25.9% $67,498      15.5 %
                         ==========        ==========        =======

Funeral
Funeral revenues were as follows:

                                  Nine Months ended                  Percentage
                                    September 30,         Increase    Increase
                                 1997           1996     (Decrease)  (Decrease)
                              -------------------------------------------------
Existing clusters:
   United States...........   $  664,624   $  605,330     $59,294        9.8 %
   France..................      356,039      393,598     (37,559)      (9.5)
   Other European..........      135,254      119,519      15,735       13.2
   Other foreign...........       88,207       86,106       2,101        2.4
                              ----------   ----------     -------
                               1,244,124    1,204,553      39,571        3.3
New clusters:*
   United States...........       14,051        2,654      11,397
   Other European..........       10,798        1,273       9,525
   Other foreign...........          563         -            563
                              ----------   ----------     -------
                                  25,412        3,927      21,485
Non-cluster and
 disposed operations.......        4,629       10,551      (5,922)
                              ----------   ----------     -------
   Total funeral revenues..   $1,274,165   $1,219,031     $55,134        4.5 %
                              ==========   ==========     =======

   The $39,571 increase in revenues from existing clusters was the result of a 3.1% increase in the number of funeral services performed (387,291 compared to 375,758) and a .2% higher average sales price ($3,212 compared to $3,206). Acquisitions since January 1, 1996, included in existing clusters, accounted for $74,604 of the existing cluster revenue increase. Excluding a $50,065 decrease in French revenue caused exclusively by a change in the US dollar / French franc exchange rate, businesses owned before 1996 had a revenue increase of $15,032.
   During the nine months ended September 30, 1997, the Company sold $425,029 of prearranged funeral services compared to $414,893 for the same period in 1996.
   Funeral costs and expenses were as follows:

                                  Nine Months Ended                  Percentage
                                    September 30,        Increase     Increase
                                 1997           1996    (Decrease)   (Decrease)
                                ------------------------------------------------
Existing clusters:
   United States...........    $  432,596   $  392,599   $ 39,997      10.2 %
   France..................       307,971      346,329    (38,358)    (11.1)
   Other European..........       107,251       91,393     15,858      17.4
   Other foreign...........        60,368       56,548      3,820       6.8
                               ----------   ----------   --------
                                  908,186      886,869     21,317       2.4
New clusters:*
   United States...........        10,720        1,867      8,853
   Other European..........         9,138          960      8,178
   Other foreign...........           456         -           456
                               ----------   ----------   --------
                                   20,314        2,827     17,487
Non-cluster and
 disposed operations.......         8,184       13,421     (5,237)
Administrative overhead....        41,141       44,416     (3,275)     (7.4)
   Total funeral costs         ----------   ----------   --------
     and expenses..........    $  977,825   $  947,533   $ 30,292       3.2 %
                               ==========   ==========   ========

------------------
   * Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

  The $21,317 increase in costs and expenses from existing clusters is primarily the result of the period to period increase in the number of funeral services performed. Acquisitions since January 1, 1996, included in existing clusters, accounted for $56,853 of the existing cluster cost increase.
Excluding a $45,066 decrease in French costs caused exclusively by a change in the US dollar / French franc exchange rate, businesses owned before 1996 had a cost increase of $9,530. The gross profit margin before administrative overhead for existing clusters increased to 27.0% in 1997 from 26.4% in 1996. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.
  The overall funeral gross profit margin percentage improved in 1997 to 23.3%, compared to 22.3% in 1996. Contributing to this period to period improvement were the Company's North American operations, which had a margin improvement to 30.5% from 30.1%. In addition, the French gross profit margin (before administrative overhead) of 13.5% for the period ended September 30, 1997, improved from 12.0% in 1996 which is consistent with the Company's expectations for these operations which have historically produced lower gross profit margins than the Company's other operations.
  Administrative overhead costs, expressed as a percentage of total funeral revenues, decreased to 3.2%, compared to 3.6% in 1996.

Cemetery
Cemetery revenues were as follows:

                               Nine Months Ended
                                 September 30,                       Percentage
                              1997           1996      Increase       Increase
                           -----------------------------------------------------

Existing clusters:
   United States...........$  475,811   $  400,945     $74,866         18.7 %
   Other European..........    15,902       10,962       4,940         45.1
   Other foreign...........    37,855       34,995       2,860          8.2
                           ----------   ----------     -------
                              529,568      446,902      82,666         18.5
New clusters*..............     3,127         -          3,127
Non-cluster and
 disposed operations.......     5,458        3,298       2,160
                           ----------   ----------     -------
   Total cemetery revenues.$  538,153   $  450,200     $87,953         19.5 %
                           ==========   ==========     =======

   Revenues from the existing clusters increased $82,666 due primarily to increased preneed sales of property and merchandise, higher average sales prices for these items and higher investment earnings on trusted amounts. Included in the existing cluster increase were $38,383 in increased revenues from cemeteries acquired since the beginning of 1996, while revenues from existing cluster locations owned before 1996 increased $44,283.
   Cemetery costs and expenses were as follows:

                              Nine Months Ended
                                September 30,                         Percentage
                              1997          1996         Increase      Increase
                           -----------------------------------------------------
Existing clusters:
   United States...........$  272,994   $  243,501       $29,493        12.1%
   Other European..........     8,839        6,922         1,917        27.7
   Other foreign...........    20,395       18,474         1,921        10.4
                           ----------   ----------       -------
                              302,228      268,897        33,331        12.4
New clusters*..............     2,034            9         2,025
Non-cluster and
  disposed operations......     5,390        3,242         2,148        66.3
Administrative overhead....    27,369       21,593         5,776        26.7
                           ----------   ----------       -------
   Total cemetery costs
    and expenses...........$  337,021   $  293,414       $43,280        14.7%
                           ==========   ==========       =======

------------------
   * Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

   Costs and expenses from existing clusters increased $33,331 due primarily to an increase of $25,140 at cemeteries acquired since the beginning of 1996. The overall cemetery gross profit margin percentage improved in 1997 to 37.4% from 34.8% in 1996. This increase reflects strong growth and a favorable product mix in sales of preneed cemetery property and merchandise, increased trust investment income, as well as continued cost control in all major expense categories. Administrative overhead costs have increased to 5.1% of revenues compared to 4.8% during the nine months ended September 30, 1996.

Financial Services
The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported a gross profit of $5,635 for the nine months ended September 30, 1997, compared to $7,652 for the same period in 1996. Provident's average outstanding loan portfolio during the current period decreased to $179,378 compared to $210,597 in 1996, and the average interest rate spread also decreased to 3.17% compared to 3.81% in 1996.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses increased slightly to 2.7% for the nine months ended September 30, 1997 compared to 2.4% for the comparable period in 1996. These expenses increased $8,378 or 20.5% period to period primarily from increased personnel costs.
   Interest expense, which excludes the amount incurred through financial service operations, decreased $2,561 or 2.5% period to period. The decreased interest expense reflects the lower average interest rates on indebtedness offset by the Company's higher debt level in 1997 resulting from the Company's recent refinancing of certain long-term debt and hedging programs associated with its international investments.
   During the first quarter of 1997, the Company sold its interest in Equity Corporation International ("ECI") producing a gain of $68,100.
   The provision for income taxes reflected a 35.5% effective tax rate for the nine month period ended September 30, 1997, compared to a 36.1% effective tax rate for the comparable period in 1996. The decrease in the effective tax rate is due primarily to lower taxes from international operations, partially offset by the tax impact from the gain on sale of the Company's interest in ECI which is reflected at the Company's higher domestic tax rate.

               Three Months Ended September 30, 1997
          Compared to Three Months Ended September 30, 1996

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                             Three Months Ended                       Percentage
                                September 30,               Increase   Increase
                           1997              1996          (Decrease) (Decrease)
                         -------------------------------------------------------
Revenues:
  Funeral................$397,810          $389,031          $  8,779     2.3 %
  Cemetery............... 182,624           150,584            32,040    21.3
  Financial services.....   4,384             4,885              (501)  (10.3)
                         --------          --------          --------
                          584,818           544,500            40,318     7.4
Costs and expenses:
  Funeral................ 315,670           310,646             5,024     1.6
  Cemetery............... 115,135           100,456            14,679    14.6
  Financial services.....   2,241             2,020               221    10.9
                         --------          --------          --------
                          433,046           413,122            19,924     4.8
Gross profit and
 margin percentage:
  Funeral................  82,140  20.6%     78,385  20.1%      3,755     4.8
  Cemetery...............  67,489  37.0      50,128  33.3      17,361    34.6
  Financial services.....   2,143  48.9       2,865  58.6        (722)  (25.2)
                         --------          --------          --------
                         $151,772  26.0%   $131,378  24.1%   $ 20,394    15.5 %
                         ========          ========          ========

Funeral
Funeral revenues were as follows:

                                 Three Months Ended                 Percentage
                                    September 30,        Increase    Increase
                                1997            1996    (Decrease)  (Decrease)
                             ---------------------------------------------------
Existing clusters:
   United States...........   $ 209,379      $ 195,534   $13,845        7.1 %
   France..................     103,951        121,165   (17,214)     (14.2)
   Other European..........      41,574         36,273     5,301       14.6
   Other foreign...........      31,181         30,599       582        1.9
                              ---------      ---------   -------
                                386,085        383,571     2,514        0.7
New clusters:*
   United States...........       5,276          1,205     4,071
   Other European..........       4,821            737     4,084
   Other foreign...........          90           -           90
                              ---------      ---------   -------
                                 10,187          1,942     8,245
Non-cluster and
 disposed operations.......      1,5383          3,518    (1,980)
                              ---------      ---------   -------
   Total funeral revenues..   $ 397,810      $ 389,031   $ 8,779        2.3 %
                              =========      =========   =======

-----------------
   * Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

   The $2,514 increase in revenues from existing clusters was the result of a 2.8% increase in the number of funeral services performed (121,735 compared to 118,399) offset by a 2.1% lower average sales price ($3,172 compared to $3,240). Acquisitions since January 1, 1996, included in existing clusters, accounted for $22,381 of the existing cluster revenue increase. Excluding a $21,892 decrease in French revenue caused exclusively by a change in the US dollar / French franc exchange rate, businesses owned before 1996 had a revenue increase of $2,025.
   During the three months ended September 30, 1997, the Company sold $151,010 of prearranged funeral services compared to $145,880 for the same quarter in 1996.

   Funeral costs and expenses were as follows:

                                 Three Months Ended                 Percentage
                                    September 30,        Increase    Increase
                                1997           1996     (Decrease)  (Decrease)
                             ---------------------------------------------------
Existing clusters:
   United States...........   $ 142,613     $ 133,807     $ 8,806      6.6 %
   France..................      92,143       109,199     (17,056)   (15.6)
   Other European..........      36,182        29,401       6,781     23.1
   Other foreign...........      20,913        19,884       1,029      5.2
                              ---------     ---------     -------
                                291,851       292,291        (440)    (0.2)
New clusters:*
   United States...........       4,068           897       3,171
   Other European..........       4,568           567       4,001
   Other foreign...........          93          -             93
                              ---------     ---------     -------
                                  8,729         1,464       7,265
Non-cluster and
 disposed operations.......       3,081         2,764         317
Administrative overhead....      12,009        14,127      (2,118)   (15.0)
   Total funeral costs        ---------     ---------     -------
    and expenses...........   $ 315,670     $ 310,646     $ 5,024      1.6 %
                              =========     =========     =======

   The French existing cluster decrease of $17,056 was the result of a $19,578 decrease in French costs caused exclusively by a change in the US dollar / French franc exchange rate. Acquisitions since January 1, 1996, included in existing clusters, had a $17,737 cost increase, while existing cluster locations owned before 1996 had a $1,401 cost increase (excluding French exchange rate impact discussed above). The gross profit margin before administrative overhead for existing clusters increased to 24.4% in 1997 from 23.8% in 1996.
   The overall funeral gross profit margin percentage improved in 1997 (20.6% compared to 20.1% in 1996). Contributing to this quarter to quarter improvement were the Company's North American operations, which had a margin improvement to 27.6% from 26.8%. In addition, the French gross profit margin (before administrative overhead) of 11.4% for the quarter ended September 30, 1997, improved from 9.9% in 1996.
   Administrative overhead costs, expressed as a percentage of total funeral revenues, decreased to 3.0%, compared to 3.6% in 1996.







-----------------
   * Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

Cemetery
Cemetery revenues were as follows:

                                 Three Months Ended
                                     September 30,                   Percentage
                                 1997           1996      Increase    Increase
                              --------------------------------------------------
Existing clusters:
   United States...........   $ 160,686     $ 134,399      $26,287      19.6 %
   Other European..........       5,016         3,533        1,483      42.0
   Other foreign...........      13,528        12,277        1,251      10.2
                              ---------     ---------      -------
                                179,230       150,209       29,021      19.3
New clusters*..............       2,331          -           2,331
Non-cluster and
 disposed operations.......       1,063           375          688
                              ---------     ---------      -------
   Total cemetery revenues.   $ 182,624     $ 150,584      $32,040      21.3 %
                              =========     =========      =======

   Revenues from the existing clusters increased $29,021 due primarily to increased preneed sales of property and merchandise as well as higher average sales prices for these items and higher investment earnings on trusted amounts. Included in the existing cluster increase were $12,931 in increased revenues from cemeteries acquired since the beginning of 1996, while revenues from existing cluster locations owned before 1996 increased $16,090.

   Cemetery costs and expenses were as follows:

                                 Three Months Ended
                                   September 30,                    Percentage
                                 1997          1996      Increase    Increase
                             ---------------------------------------------------
Existing clusters:
   United States...........   $  92,439    $  83,080     $ 9,359       11.3%
   Other European..........       2,990        2,479         511       20.6
   Other foreign...........       6,868        6,504         364        5.6
                              ---------    ---------     -------
                                102,297       92,063      10,234       11.1
New clusters*..............       1,248            4       1,244
Non-cluster and
 disposed operations.......       1,295          (36)      1,331
Administrative overhead....      10,295        8,425       1,870       22.2

   Total cemetery costs       ---------    ---------     -------
    and expenses...........   $ 115,135    $ 100,456     $14,679       14.6%
                              =========    =========     =======

   Costs and expenses from existing clusters increased $10,234 due primarily to an increase of $9,604 at cemeteries acquired since the beginning of 1996. The overall cemetery gross profit margin percentage improved in 1997 to 37.0% from 33.3% in 1996. This increase reflects strong growth and a favorable product mix in sales of preneed cemetery property and merchandise, increased trust investment income, as well as continued cost control in all major expense categories. Administrative overhead costs, expressed as a percentage of total cemetery revenues, were unchanged at 5.6% during the three months ended September 30, 1997 and 1996.

Financial Services
The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported a gross profit of $2,143 for the three months ended September 30, 1997, compared to $2,865 for the same period in 1996. Provident's average outstanding loan portfolio during the current quarter increased to $191,040 compared to $180,907 in 1996, while the average interest rate spread decreased to 3.19% compared to 3.94% in 1996.


-----------------
   * Represents new geographic cluster areas entered into since January 1, 1996 for the period that those businesses were owned by the Company.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses increased to 2.9% for the three months ended September 30, 1997 compared to 2.3% for the same comparable period in 1996. These expenses increased $4,479 or 36.4% quarter to quarter primarily from increased personnel costs and the allocation of certain European overhead costs.
   Interest expense, which excludes the amount incurred through financial service operations, decreased $3,261 or 9.1% quarter to quarter. The decreased interest expense reflects the lower average interest rates on indebtedness offset by the Company's higher debt level in 1997 resulting from the Company's recent refinancing of certain long-term debt and hedging programs associated with its international investments.
    The provision for income taxes reflected a 34.8% effective tax rate for the quarter ended September 30, 1997 as compared to a 35.3% effective tax rate for the comparable period in 1996. The decrease in the effective tax rate is due primarily to lower taxes from international operations.


Financial Condition and Liquidity at September 30, 1997:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Commission. The Company believes cash from operations, additional funds available under its revolving credit agreements, proceeds from offerings of securities and the other registered securities will be sufficient to continue its current acquisition program and operating policies.
   At September 30, 1997, the Company had net working capital of $148,783 and a current ratio of 1.25:1, compared to working capital of $106,497 and a current ratio of 1.18:1 at December 31, 1996.

Interest Rate and Currency Management
In general, interest rates are managed such that 40% to 60% of the total debt (excluding $136,000 debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations. After giving effect to the interest rate and cross-currency interest rate swaps, the Company's debt (excluding the Provident debt) has been converted into approximately $1,055,000 of fixed interest rate debt at a weighted average rate of 6.92% and approximately $1,207,000 of floating interest rate debt at a weighted average rate of 5.28%. However, the Company has entered into forward interest rate swaps which convert approximately $145,000 of foreign denominated floating debt to fixed rate debt beginning in December 1997, bringing the mix of the debt portfolio on a pro forma basis to 53% fixed and 47% floating. In addition, as of September 30, 1997, $450,000 of the US interest rate swaps contain provisions which require termination of the swap if certain interest rate conditions are met.
   During the first quarter of 1997, as part of its ongoing interest rate management, the Company initiated a tender offer for three issues of its higher coupon debt and repurchased approximately $386,000 of the three series using commercial paper and its revolving credit facility. In April 1997, the Company refinanced these and other borrowings by issuing $250,000 7.375% notes due April 2004, $200,000 7.70% notes due April 2009, and $200,000 of floating rate notes due April 2011 (putable to the Company in April 1999). As part of the refinancing, the Company entered into certain interest rate swaps which had the net effect of converting $250,000 of the fixed rate debt to floating.
   In August 1997, the Company increased the hedge of its net investment in France and Australia by converting $212,321 of US dollar floating debt to $29,760 floating and $64,728 fixed Australian dollar denominated debt and $117,823 of fixed French Franc denominated debt.

SOURCES AND USES OF CASH
Cash flows from operating activities: Net cash provided by operating activities was $287,901 for the nine months ended September 30, 1997, compared to $161,911 for the same period in 1996, an increase of $125,990. This increase was primarily due to improved operating results and an increase in payables and other liabilities during the current nine months. Significant reductions of operating cash include amounts receivable resulting from increased sales of funeral services and cemetery products and merchandise.

Cash flows from investing activities: Net cash used in investing activities was $411,118 for the nine months ended September 30, 1997, compared to $301,393 for the same period in 1996, an increase of $109,725. Cash used for acquisitions increased by $93,298 and capital expenditures increased by $52,619 during the nine months ended September 30, 1997, as the Company continues to expand through both acquisitions of existing businesses and through increased construction of funeral and cemetery facilities. Additionally, the Company used approximately $20,000 to increase its investment in existing equity investees. Approximately $147,700 in cash was provided by the sale of the Company's interest in ECI during the nine months ended September 30, 1997.

Cash flows from financing activities: Net cash provided by financing activities was $141,200 for the nine months ended September 30, 1997, compared to $126,183 for the same period in 1996, an increase of $15,017. The increase in 1997 compared to 1996 is mainly due to the timing of borrowings and repayments of debt. During the nine months ended September 30, 1997, the net cash flow provided by debt financed transactions was $207,501, compared to $163,029 for the same period in 1996. During 1997 the Company issued $650,000 of long-term debt and used $449,998 for an early extinguishment of debt.
   The Company believes that this level of debt is manageable. As of September 30, 1997, the Company's debt to capitalization ratio was 48.3% compared to 47.3% at December 31, 1996. The interest coverage ratio for the nine months ended September 30, 1997, was 4.35:1 (excluding the gain on the sale of the Company's investment in ECI), compared to 3.53:1 for the same period in 1996. This interest coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with combinations of cash, debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.
   The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. The Company has various revolving credit facilities and lines of credit which provide for aggregate borrowings of up to $1,000,000. At September 30, 1997, the Company had approximately $690,000 of available borrowings under its primary and multi-currency credit facilities. In addition, at September 30, 1997 the Company had the ability to issue $550,000 in securities registered with the Commission under a shelf registration as well as 16,061,000 shares of common stock and approximately $213,000 of guaranteed promissory notes and convertible debentures registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions.

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

Other Matters:
In August 1997, the Compensation Committee of the Board of Directors granted stock options to purchase 4,360,000 shares at $31.75 to 18 key employees. These options which vest after seven years, become exercisable within four years of issuance if certain stock price targets are met as follows: 20% are exercisable at $48; 50% are exercisable at $56; 100% are exercisable at $65.
   The Company will adopt Statement of Financial Accounting Standards ("FAS") No. 128 "Earnings Per Share" and FAS 129 "Disclosures of Information About Capital Structure" for the year ended December 31, 1997. The Company will also adopt FAS 130 "Reporting Comprehensive Income" and FAS 131 "Disclosures About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The adoption of these standards will not have a material impact, on the Company's financial position, results of operations or statement of cash flows.

Cautionary Statement on Forward-looking Statements
The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward- looking statements include, among others, the following:

   1)Changes in general economic conditions both domestically and internationally impacting financial markets (e.g. marketable security values as well as currency and interest rate fluctuations).
   2)Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies. Changes in regulations may impact the Company's ability to enter or expand new markets.
   3)Changes in consumer demand for the Company's services caused by several factors such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.
   4)The Company's ability to identify and complete additional acquisitions on terms that are favorable to the Company, to successfully integrate acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions. The Company's future results may be materially impacted by changes in the level of acquisition activity.

The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward- looking statements made by the Company.

                  SERVICE CORPORATION INTERNATIONAL
                     PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              11.1 Computation of earnings per share.
              12.1 Ratio of earnings to fixed charges for the nine months ended
                   September 30, 1997 and 1996.
              27.1 Financial data schedule.

         (b)  Reports on Form 8-K
              During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K.


                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 1997
                                  SERVICE CORPORATION INTERNATIONAL



                                  By: /s/ George R. Champagne
                                  -------------------------------------------
                                  George R. Champagne
                                  Senior Vice President
                                  Chief Financial Officer
                                  (Principal Financial Officer)