Form 10-K
period 1997-12-31
SERVICE CORPORATION INTERNATIONAL
filed 1998-03-30
CIK 89089

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 1-6402-1
                             ---------------------

                       SERVICE CORPORATION INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        74-1488375
       (State or other jurisdiction of                        (I.R.S. employer
        incorporation or organization)                      identification no.)

              1929 ALLEN PARKWAY
                HOUSTON, TEXAS                                     77019
   (Address of principal executive offices)                      (Zip code)

        Registrant's telephone number, including area code: 713/522-5141
                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $10,632,528,700 based upon a closing market price of $42.50 on March 26, 1998 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 26, 1998 was 255,840,952 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 1998 Annual Meeting of Shareholders (Part III)
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Service Corporation International was incorporated in Texas on July 5, 1962. The term "Company" or "SCI" includes the registrant and its subsidiaries, unless the context indicates otherwise.

     The Company is the largest provider of death care services in the world. At December 31, 1997, the Company operated 3,127 funeral service locations, 392 cemeteries and 166 crematoria located in 17 countries on five continents. In addition, the Company provides capital financing to independent funeral home and cemetery operators.

     The Company has continued to expand through the acquisition of funeral service locations, cemeteries and crematoria, both domestically and internationally. In 1997, the Company acquired 294 funeral service locations, 51 cemeteries and 19 crematoria. The Company has acquired most of its present operations through acquisitions. For information regarding acquisitions, see
Note 3 to the consolidated financial statements in Item 8 of this Form 10-K.

     For financial information about the Company's industry segments, including the identifiable assets of the Company by industry segments, see Note 14 to the consolidated financial statements in Item 8 of this Form 10-K.

FUNERAL AND CEMETERY OPERATIONS

     The Funeral and Cemetery Operations consist of the Company's funeral service locations, cemeteries and related businesses. The operations are organized into two North American divisions covering the United States and Canada and an international division responsible for all operations in Europe, the Pacific Rim and South America. Each division is under the direction of divisional executive management with substantial industry experience. Local funeral service location and cemetery managers, under the direction of the divisional management, receive support and resources from SCI's headquarters in Houston, Texas and have substantial autonomy with respect to the manner in which services are conducted.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, including the sharing of service personnel, vehicles, preparation services, clerical staff and certain building facility costs.

     Funeral Service Locations. The funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers and burial garments, and certain funeral service locations also operate crematoria. At December 31, 1997, the Company owned 147 funeral service location/cemetery combinations and operated 54 flower shops engaged principally in the design and sale of funeral floral arrangements. These flower shops provide floral arrangements to some of the Company's funeral homes and cemeteries.

     In addition to selling its services and products to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets, including foreign markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. The funds collected from prearranged funeral contracts are generally held in trust, are used to purchase life insurance or annuity contracts from third party insurers or, with respect to French contracts, are held in the Company's French insurance subsidiary. This French insurance subsidiary sells prearranged funeral insurance contracts primarily in connection with the Company's French funeral service operations. Funds paid on prearranged funerals may not be withdrawn until the funeral is performed or until cancellation by the customer. At December 31, 1997, the Company's unfulfilled prearranged funeral contracts, including accumulated trust fund earnings and increased benefits on insurance products, amounted to $3.163 billion, of which $274 million is estimated to be fulfilled in 1998. The unfulfilled prearranged funeral contracts at December 31, 1996 were $2.726 billion. For additional information concerning prearranged funeral activities, see Note 4 to the consolidated financial statements in Item 8 of this Form 10-K.

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

     Death Care Industry. The funeral industry is characterized by a large number of locally owned, independent operations. The Company believes that based on the total number of funeral services performed in 1997, the Company, including companies acquired by it, performed approximately 10%, 28%, 14% and 25% of the funeral services in North America, France, the United Kingdom and Australia, respectively.

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

     At December 31, 1997, Provident had $199 million in loans outstanding and $50 million of unfunded loan commitments. At December 31, 1996, Provident had $146 million in loans outstanding and $55 million of unfunded loan commitments. Provident obtains its funds primarily from the Company's variable interest rate bank borrowings.

     Provident is in competition with banks and other lending institutions, many of which have substantially greater resources than Provident. However, Provident believes that its knowledge of the death care industry provides it with the ability to make more accurate assessments of funeral home and cemetery loans, thereby providing Provident a competitive advantage in making such loans.

EMPLOYEES

     At December 31, 1997, the Company employed 24,072 (15,403 in the United States) persons on a full time basis and 12,120 (8,421 in the United States) persons on a part time basis. Of the full time employees, 23,430 were in the Funeral and Cemetery Operations, eight were in Financial Services and 634 were in corporate services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans, and all eligible United States employees are participants in retirement plans of the Company or various subsidiaries. Although labor disputes are experienced from time to time, in general relations with employees are considered satisfactory.

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

     The French funeral services industry is currently undergoing significant regulatory change. Historically, the French funeral services industry has been controlled, as provided by national legislation, either (i) directly by municipalities through municipality-operated funeral establishments ("Municipal Monopoly"), or (ii) indirectly by the remaining municipalities that have contracted for funeral service activities with third party providers, such as SCI's French operations ("Exclusive Municipal Authority"). Legislation has been passed that will generally end municipal control of the French funeral service business and will allow the public to choose their funeral service provider. Under such legislation, the Exclusive Municipal Authority was abolished in January 1996, and the Municipal Monopoly was eliminated in January 1998. Cemeteries in France, however, are and will continue to be controlled by municipalities and religious organizations, with third parties, such as SCI, providing cemetery merchandise such as markers and monuments.

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

     At December 31, 1997, the Company owned the real estate and buildings of 2,552 of its funeral service and cemetery locations and leased facilities in connection with 1,133 of such operations. In addition, the Company leased four aircraft pursuant to cancelable leases. At December 31, 1997, the Company operated 11,498 vehicles, of which 8,641 were owned and 2,857 were leased. For additional information regarding leases, see Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company's 392 cemeteries contain an aggregate of approximately 30,677 acres, of which approximately 54% are developed.

     The specialized nature of the Company's businesses requires that its facilities be well-maintained and kept in good condition. Management believes that these standards are met.

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

     The following table sets forth as of March 26, 1998 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                                  YEAR
                                                                                                 FIRST
                                                                                                 BECAME
            OFFICER NAME               AGE                       POSITION                      OFFICER(1)
            ------------               ---                       --------                      ----------
R. L. Waltrip........................  (67)   Chairman of the Board and Chief Executive           1962
                                              Officer
L. William Heilbrodt.................  (56)   President and Chief Operating Officer               1988
W. Blair Waltrip.....................  (43)   Executive Vice President Operations                 1980
Jerald L. Pullins....................  (56)   Executive Vice President International              1992
                                              Operations
John W. Morrow, Jr. .................  (62)   Executive Vice President Special Services           1989
George R. Champagne..................  (44)   Senior Vice President Chief Financial Officer       1989
Glenn G. McMillen....................  (55)   Senior Vice President Operations                    1993
Richard T. Sells.....................  (58)   Senior Vice President Preneed Sales                 1987
James M. Shelger.....................  (48)   Senior Vice President General Counsel               1987
                                              and Secretary
Jack L. Stoner.......................  (52)   Senior Vice President Administration                1992
T. Craig Benson......................  (36)   Vice President International Operations             1990
Gregory L. Cauthen...................  (40)   Vice President Treasurer                            1995
J. Daniel Garrison...................  (46)   Vice President International Operations             1998
W. Mark Hamilton.....................  (33)   Vice President Prearranged Funeral Services         1996
Lowell A. Kirkpatrick, Jr. ..........  (39)   Vice President Operations, Finance and              1994
                                              Development
Stephen M. Mack......................  (46)   Vice President Corporate Operations                 1998
Todd A. Matherne.....................  (43)   Vice President Operations, Finance                  1996
                                              and Development
Vincent L. Visosky...................  (50)   Vice President Operational Controller               1989
Michael R. Webb......................  (40)   Vice President International Corporate              1998
                                              Development
Henry M. Nelly, III..................  (53)   President -- Provident Services,                    1989
                                              Inc., a subsidiary of the Company

---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Matherne joined the Company in April 1995 as Managing Director Investor Relations and was promoted in May 1996 to Vice President Investor Relations and in February 1998 to Vice President Operations, Finance and Development. Prior thereto, Mr. Matherne was Vice President and General Manager of Baker Hughes Treatment Services, an environmental services business.

     Each officer of the Company is elected by the Board of Directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the Bylaws of the Company. Each officer of a subsidiary of the Company is elected by the subsidiary's board of directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the bylaws of the subsidiary. W. Blair Waltrip is a son of
R. L. Waltrip, T. Craig Benson is a son-in-law of R. L. Waltrip and T. Craig Benson and W. Blair Waltrip are brothers-in-law.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 1997, there were 7,720 holders of record of the Company's common stock.

     The Company has declared 99 consecutive quarterly dividends on its common stock since it began paying dividends in 1974. The dividend rate is currently $.09 per share per quarter, or an indicated annual rate of $.36 per share. For the three years ended December 31, 1997, dividends per share were $.30, $.24 and $.22, respectively.

     The table below shows the Company's quarterly high and low common stock prices:

                                                 YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                         1997              1996              1995
                                    ---------------   ---------------   ---------------
                                     HIGH     LOW      HIGH     LOW      HIGH     LOW
                                    ------   ------   ------   ------   ------   ------
First.............................  $33.88   $26.88   $24.75   $19.44   $14.56   $13.13
Second............................   36.00    29.63    30.13    24.13    15.81    13.44
Third.............................   35.75    29.81    29.44    27.63    19.75    15.19
Fourth............................   38.00    27.88    30.75    26.50    22.00    18.81

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

ITEM 6. SELECTED FINANCIAL DATA.

                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                     1997          1996         1995         1994         1993
                                  -----------   ----------   ----------   ----------   ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS)
Revenues........................  $ 2,468,402   $2,294,194   $1,652,126   $1,117,175   $  899,178
Income before extraordinary loss
  and cumulative effect of
  change in accounting
  principle.....................      374,552      265,298      183,588      131,045      103,092
Net income......................      333,750      265,298      183,588      131,045      101,061
Earnings per share**:
  Income before extraordinary
     loss and cumulative effect
     of change in accounting
     principle --
       Basic....................         1.53         1.13          .92          .76          .62
       Diluted..................         1.47         1.08          .86          .71          .59
  Net income --
       Basic....................         1.36         1.13          .92          .76          .61
       Diluted..................         1.31         1.08          .86          .71          .58
Dividends per share.............          .30          .24          .22          .21          .20
Total assets....................   10,306,863    8,869,770    7,672,387    5,161,888    3,683,304
Long-term debt..................    2,634,699    2,048,737    1,712,464    1,330,177    1,062,222
Convertible preferred securities
  of SCI Finance LLC............           --      172,500      172,500      172,500           --
Stockholders' equity............    2,726,004    2,235,317    1,975,345    1,196,622      884,513
Shares outstanding..............      252,924      236,193      234,542      189,714      169,718
Ratio of earnings to fixed
  charges*......................         4.29         3.24         2.84         3.13         3.19

---------------

 * For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, dividends on preferred securities of SCI Finance LLC and one-third of rental expense which the Company considers representative of the interest factor in the rentals.

** Earnings per share amounts have been restated to reflect the December 1997 adoption of Statement of Financial Accounting Standards No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

     A primary objective of the Company is to maximize shareholder value. To accomplish this goal, one of the Company's strategies has been to provide consistent growth in earnings per share. This growth strategy initiates with the Company producing significant cash flow from its existing cluster operations, then continues by using that cash to expand clusters through add-on acquisitions, new construction, and improvements to existing locations. The Company also expands its network through strategic acquisitions of larger, multi-location death care companies, typically funding these transactions by accessing the debt and equity markets when appropriate. All businesses are continuously improved by further enhancing products, services and systems; leveraging operating and overhead costs; strengthening buying power; and expanding preneed sales.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established in and around metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities during fluctuations in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has approximately 400 clusters, which range in size from two operations to 67 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.

RESULTS OF OPERATIONS:

  Year ended 1997 compared to 1996

     Segment information for the Company's three lines of business was as follows:

                                YEARS ENDED DECEMBER 31,                         PERCENTAGE
                        -----------------------------------------    INCREASE     INCREASE
                           1997                  1996               (DECREASE)   (DECREASE)
                        -----------           -----------           ----------   ----------
Revenues:
  Funeral.............  $ 1,727,003           $ 1,663,387            $ 63,616        3.8%
  Cemetery............      724,862               612,421             112,441       18.4
  Financial
     services.........       16,537                18,386              (1,849)     (10.1)
                        -----------           -----------            --------      -----
                          2,468,402             2,294,194             174,208        7.6
Costs and expenses:
  Funeral.............   (1,318,920)           (1,282,546)             36,374        2.8
  Cemetery............     (452,965)             (397,700)             55,265       13.9
  Financial
     services.........       (8,905)               (9,496)               (591)      (6.2)
                        -----------           -----------            --------      -----
                         (1,780,790)           (1,689,742)             91,048        5.4
Gross profit margin
  and percentage:
  Funeral.............      408,083   23.6%       380,841   22.9%      27,242        7.2
  Cemetery............      271,897   37.5%       214,721   35.1%      57,176       26.6
  Financial
     services.........        7,632   46.2%         8,890   48.4%      (1,258)     (14.2)
                        -----------   -----   -----------   -----    --------      -----
                        $   687,612   27.9%   $   604,452   26.3%    $ 83,160      13.8%
                        ===========   =====   ===========   =====    ========      =====

  Funeral

     Funeral revenues were as follows:

                                          YEARS ENDED DECEMBER 31,                 PERCENTAGE
                                          -------------------------    INCREASE     INCREASE
                                             1997          1996       (DECREASE)   (DECREASE)
                                          -----------   -----------   ----------   ----------
Existing clusters:
  United States.........................  $  892,451    $  820,860     $ 71,591        8.7%
  France................................     485,264       537,079      (51,815)      (9.6)
  Other European........................     186,238       162,830       23,408       14.4
  Other foreign.........................     114,389       115,707       (1,318)      (1.1)
                                          ----------    ----------     --------       ----
                                           1,678,342     1,636,476       41,866        2.6
                                          ----------    ----------     --------       ----
New clusters:*
  United States.........................      21,061         4,475       16,586
  Other European........................      16,378         2,847       13,531
  Other foreign.........................       2,113            --        2,113
                                          ----------    ----------     --------
                                              39,552         7,322       32,230
                                          ----------    ----------     --------       ----
  Total clusters........................   1,717,894     1,643,798       74,096        4.5
Non-cluster and disposed operations.....       9,109        19,589      (10,480)
                                          ----------    ----------     --------       ----
          Total funeral revenues........  $1,727,003    $1,663,387     $ 63,616        3.8%
                                          ==========    ==========     ========       ====

---------------

* Represents new geographic cluster areas entered into since the beginning of 1996 for the period that those businesses were owned by the Company.

     The $41,866 increase in revenues at existing clusters was the result of a 2.4% increase in the number of funeral services performed (515,733 compared to 503,476) and a slightly higher average sales price ($3,254 compared to $3,250). Acquisitions since January 1, 1996, included in existing clusters, accounted for $97,843 of the existing cluster revenue increase. Excluding a $68,138 decrease in French revenue caused exclusively by a change in the US dollar / French franc exchange rate, businesses owned before 1996 had a revenue increase of $12,161.

     The death rate in the Company's primary markets has remained relatively constant for several years and is expected to remain at this rate for at least the near future; however, due to the increasing proportion of people over age 65 in the Company's primary markets, demand for funeral services could increase in the decades to come. It is anticipated that the Company's near term revenue growth will continue to be primarily generated from acquired operations (added to existing clusters and the creation of new clusters) as well as from improved merchandising of funeral services and products. The Company is the world's largest in the funeral service industry and currently performs approximately 10%, 28%, 14% and 25% of the funeral services in North America, France, the United Kingdom and Australia, respectively. The Company believes that there are approximately 8,000 potential acquisition candidates in North America that meet its current metropolitan acquisition criteria and numerous other candidates outside of North America. The Company plans to continue to aggressively seek to acquire these potential candidates.

     During the year ended December 31, 1997, the Company sold (net of cancellations) approximately $509,000 of prearranged funeral services compared to approximately $512,000 for the same period in 1996. The obligations are funded through both trust funded and insurance backed contracts. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The current emphasis on sales of prearranged funerals is expected to continue.

     Funeral costs and expenses were as follows:

                                          YEARS ENDED DECEMBER 31,                 PERCENTAGE
                                          -------------------------    INCREASE     INCREASE
                                             1997          1996       (DECREASE)   (DECREASE)
                                          -----------   -----------   ----------   ----------
Existing clusters:
  United States.........................  $  581,633    $  528,918     $ 52,715       10.0%
  France................................     415,056       466,136      (51,080)     (11.0)
  Other European........................     144,513       123,517       20,996       17.0
  Other foreign.........................      78,944        76,816        2,128        2.8
                                          ----------    ----------     --------      -----
                                           1,220,146     1,195,387       24,759        2.1
                                          ----------    ----------     --------      -----
New clusters:*
  United States.........................      15,805         3,192       12,613
  Other European........................      13,770         2,438       11,332
  Other foreign.........................       1,753            --        1,753
                                          ----------    ----------     --------      -----
                                              31,328         5,630       25,698
                                          ----------    ----------     --------      -----
  Total clusters........................   1,251,474     1,201,017       50,457        4.2
Non-cluster and disposed operations.....      12,730        19,209       (6,479)
Administrative overhead.................      54,716        62,320       (7,604)     (12.2)
                                          ----------    ----------     --------      -----
          Total funeral costs and
            expenses....................  $1,318,920    $1,282,546     $ 36,374        2.8%
                                          ==========    ==========     ========      =====

     The $24,759 increase in costs and expenses from existing clusters is primarily the result of the period to period increase in the number of funeral services performed. Acquisitions since January 1, 1996, included in existing clusters, accounted for $73,762 of the existing cluster cost increase. Excluding a $60,399 decrease in French costs caused exclusively by a change in the US dollar/French franc exchange rate, businesses owned before 1996 had a cost increase of $11,396. The gross profit margin before administrative overhead for existing clusters increased to 27.3% in 1997 from 27.0% in 1996. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.

     The overall funeral gross profit margin improved in 1997 to 23.6%, compared to 22.9% in 1996. Contributing to this period to period improvement were the Company's French operations which had a margin improvement to 11.0% from 9.8%. This margin percentage is consistent with the Company's expectations for these operations.

     Administrative overhead costs expressed as a percentage of total funeral revenues, decreased to 3.2%, compared to 3.7% in 1996.

  Cemetery

     Cemetery revenues were as follows:

                                                 YEARS ENDED
                                                DECEMBER 31,
                                             -------------------                PERCENTAGE
                                               1997       1996      INCREASE     INCREASE
                                             --------   --------   ----------   ----------
Existing clusters:
  United States............................  $637,136   $546,462    $ 90,674       16.6%
  Other European...........................    21,010     15,271       5,739       37.6
  Other foreign............................    49,024     46,155       2,869        6.2
                                             --------   --------    --------      -----
                                              707,170    607,888      99,282       16.3
                                             --------   --------    --------      -----
New clusters*..............................    10,517         --      10,517
                                             --------   --------    --------      -----
          Total clusters...................   717,687    607,888     109,799       18.1
Non-cluster and disposed operations........     7,175      4,533       2,642       58.3
                                             --------   --------    --------      -----
          Total cemetery revenues..........  $724,862   $612,421    $112,441       18.4%
                                             ========   ========    ========      =====

     Revenues from existing clusters increased $99,282. Included in the existing cluster increase were $49,935 in increased revenues from cemeteries acquired since the beginning of 1996, while revenues from existing cluster locations owned before 1996 increased $49,347 due primarily to increased preneed sales of property and merchandise, higher average sales prices for these items and higher investment earnings on trusted amounts. The Company plans to continue to emphasize the selling of preneed cemetery property and merchandise by maintaining an active and well-trained sales force. Additionally, future growth through acquisitions is considered likely.

     Cemetery costs and expenses were as follows:

                                                 YEARS ENDED
                                                DECEMBER 31,
                                             -------------------                PERCENTAGE
                                               1997       1996      INCREASE     INCREASE
                                             --------   --------   ----------   ----------
Existing clusters:
  United States............................  $365,437   $329,530    $35,907        10.9%
  Other European...........................    12,378      9,571      2,807        29.3
  Other foreign............................    26,875     25,288      1,587         6.3
                                             --------   --------    -------        ----
                                              404,690    364,389     40,301        11.1
                                             --------   --------    -------        ----
New clusters*..............................     8,191         13      8,178
                                             --------   --------    -------        ----
          Total clusters...................   412,881    364,402     48,479        13.3
Non-cluster and disposed operations........     4,681      3,913        768        19.6
Administrative overhead....................    35,403     29,385      6,018        20.5
                                             --------   --------    -------        ----
          Total cemetery costs and
            expenses.......................  $452,965   $397,700    $55,265        13.9%
                                             ========   ========    =======        ====

     Costs and expenses at existing clusters increased $40,301 due primarily to an increase of $31,667 from cemeteries acquired since the beginning of 1996, while costs from existing cluster cemeteries acquired before 1996 increased $8,634. The overall cemetery gross profit margin increased to 37.5% in 1997 from 35.1% last year. This increase reflects strong growth in sales of preneed cemetery property and merchandise as well as continued cost control in all major expense categories. Administrative overhead costs have increased to 4.9% of revenues this year compared to 4.8% last year. Acquisitions typically have lower gross profit margins, at least until such time that they are assimilated into the Company's cluster management strategy and preneed selling programs are fully implemented.

  Financial Services

     The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported gross profit of $7,632 for the year ended December 31, 1997, compared to $8,890 for the same period in 1996. Provident's average outstanding loan portfolio during the current year decreased to $182,375 compared to $190,936 in 1996, and the average interest rate spread also decreased to 3.18% compared to 3.64% in 1996.

  Other Income and Expenses

     Expressed as a percentage of revenues, general and administrative expenses decreased slightly to 2.7% in 1997 compared to 2.8% in 1996. These expenses increased $3,566 or 5.6% during the year primarily from increased personnel costs.

     Interest expense, which excludes the amount incurred by financial service operations, decreased $1,837 or 1.3% during the current year. The decreased interest expense reflects an approximately 130 basis point decrease in average interest rates on indebtedness offset by the Company's higher debt level in 1997. The decreased average interest rate is primarily attributable to the Company's 1997 refinancing of certain long-term debt and hedging programs associated with its international investments.

     During the first quarter of 1997, the Company sold its interest in Equity Corporation International ("ECI") producing a before tax gain of $68,100. Dividends on preferred securities of SCI Finance LLC were

$4,382 in 1997 compared to $10,781 in 1996, a decrease of $6,399 or 59.4%. This decrease is the result of the May 1997 redemption of all outstanding shares of its convertible preferred securities of SCI Finance LLC.

     The provision for income taxes reflects a 35.4% effective tax rate for 1997 as compared to a 35.9% effective tax rate in 1996. The decrease in the effective tax rate is due primarily to lower taxes from international operations (1997 included a tax benefit relating to enacted tax rate changes in certain foreign tax jurisdictions), partially offset by the tax impact from the gain on sale of the Company's interest in ECI which is reflected at the Company's higher domestic tax rate.

RESULTS OF OPERATIONS:

  Year ended 1996 compared to 1995

     Segment information for the Company's three lines of business was as follows:

                                YEARS ENDED DECEMBER 31,                         PERCENTAGE
                        -----------------------------------------    INCREASE     INCREASE
                           1996                  1995               (DECREASE)   (DECREASE)
                        -----------           -----------           ----------   ----------
Revenues:
  Funeral.............  $ 1,663,387           $ 1,166,247            $497,140       42.6%
  Cemetery............      612,421               463,754             148,667       32.1
  Financial
     services.........       18,386                22,125              (3,739)     (16.9)
                        -----------           -----------            --------      -----
                          2,294,194             1,652,126             642,068       38.9
Costs and expenses:
  Funeral.............   (1,282,546)             (871,096)            411,450       47.2
  Cemetery............     (397,700)             (303,312)             94,388       31.1
  Financial
     services.........       (9,496)              (12,497)             (3,001)     (24.0)
                        -----------           -----------            --------      -----
                         (1,689,742)           (1,186,905)            502,837       42.4
Gross profit margin
  and percentage:
  Funeral.............      380,841   22.9%       295,151   25.3%      85,690       29.0
  Cemetery............      214,721   35.1%       160,442   34.6%      54,279       33.8
  Financial
     services.........        8,890   48.4%         9,628   43.5%        (738)      (7.7)
                        -----------   -----   -----------   -----    --------      -----
                        $   604,452   26.3%   $   465,221   28.2%    $139,231       29.9%
                        ===========   =====   ===========   =====    ========      =====

  Funeral

     Funeral revenues were as follows:

                                          YEARS ENDED DECEMBER 31,
                                          -------------------------                PERCENTAGE
                                             1996          1995        INCREASE     INCREASE
                                          -----------   -----------   ----------   ----------
Existing clusters:
  United States.........................  $  807,829    $  730,053     $ 77,776       10.7%
  Other European........................     141,969       130,849       11,120        8.5
  Other foreign.........................      99,951        87,044       12,907       14.8
                                          ----------    ----------     --------       ----
                                           1,049,749       947,946      101,803       10.7
                                          ----------    ----------     --------       ----
New clusters:*
  United States.........................      25,203        10,999       14,204
  Other European........................      27,691         6,980       20,711
  Other foreign.........................      15,450         4,278       11,172
  France................................     537,079       190,091      346,988
                                          ----------    ----------     --------
                                             605,423       212,348      393,075
                                          ----------    ----------     --------       ----
          Total clusters................   1,655,172     1,160,294      494,878       42.7
Non-cluster and disposed operations.....       8,215         5,953        2,262
                                          ----------    ----------     --------       ----
          Total funeral revenues........  $1,663,387    $1,166,247     $497,140       42.6%
                                          ==========    ==========     ========       ====

---------------

* Represents new geographic cluster areas entered into since the beginning of 1995 for the period that those businesses were owned by the Company.

     The $101,803 increase in revenues at existing clusters was primarily the result of a 7.7% increase in North American funeral services performed at existing cluster locations (226,822 compared to 210,611) and a 3.0% higher average sales price ($3,745 compared to $3,635). Included in this increase were $79,290 in increased revenues from locations acquired since the beginning of 1995. The remaining existing cluster revenue increase of $22,513 was contributed by operations acquired before 1995. The 1995 results for France represent approximately four months of Company ownership. The increase in Other European new cluster revenue is primarily due to non-French European operations added in August 1995.

     During the year ended December 31, 1996, the Company sold (net of cancellations) approximately $512,000 of prearranged funeral services compared to approximately $367,000 for the same period in 1995. The obligations are funded through both trust funded and insurance backed contracts. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed.

     Funeral costs and expenses were as follows:

                                           YEARS ENDED DECEMBER 31,
                                           -------------------------              PERCENTAGE
                                               1996          1995      INCREASE    INCREASE
                                           ------------   ----------   --------   ----------
Existing clusters:
  United States..........................   $  520,864     $482,497    $ 38,367       8.0%
  Other European.........................      104,176      101,327       2,849       2.8
  Other foreign..........................       65,549       57,650       7,899      13.7
                                            ----------     --------    --------      ----
                                               690,589      641,474      49,115       7.7
                                            ----------     --------    --------      ----
New clusters:*
  United States..........................       18,431        8,148      10,283
  Other European.........................       24,978        6,986      17,992
  Other foreign..........................       10,855        3,396       7,459
  France.................................      466,136      165,778     300,358
                                            ----------     --------    --------
                                               520,400      184,308     336,092
                                            ----------     --------    --------      ----
          Total clusters.................    1,210,989      825,782     385,207      46.6
Non-cluster and disposed operations......        9,237        7,582       1,655
Administrative overhead..................       62,320       37,732      24,588      65.2
                                            ----------     --------    --------      ----
          Total funeral costs and
            expenses.....................   $1,282,546     $871,096    $411,450      47.2%
                                            ==========     ========    ========      ====

     The total gross profit for existing clusters increased to $359,160 in 1996 from $306,472 in 1995, and the related gross profit percentage for existing clusters increased to 34.2% from 32.3% in 1995. Acquisitions since the beginning of 1995, included in existing clusters, accounted for $23,980 of the existing gross profit increase. The gross profit margin for those funeral operations in existing clusters that were acquired before 1995 increased to 35.0% in 1996 from 32.7% in 1995 due to the increased revenues discussed above without a corresponding percentage increase in personnel and other operating costs.

     Contributing to the overall funeral gross profit margin decline (22.9% compared to 25.3% in 1995) was the Company's French operations. French operations had an increased gross profit margin of 9.8% in 1996, compared to 9.4% in 1995, however 1996 reflects a full year's results compared to the four months of ownership in 1995. The French margin is consistent with the Company's expectations for these operations which have historically produced lower gross margins than the Company's operations in North America and Australia. Administrative overhead costs expressed as a percentage of revenues increased in 1996 to 3.7%, compared to 3.2% in 1995. This administrative overhead cost increase was primarily attributable to the addition of the French operations as well as the Company's realignment of its North American operating structure.

  Cemetery

     Cemetery revenues were as follows:

                                          YEARS ENDED DECEMBER 31,
                                          ------------------------                PERCENTAGE
                                             1996          1995       INCREASE     INCREASE
                                          ----------    ----------    --------    ----------
Existing clusters:
  United States.........................   $506,330      $395,821     $110,509       27.9%
  Other European........................     13,978        11,307        2,671       23.6
  Other foreign.........................     46,485        39,979        6,506       16.3
                                           --------      --------     --------       ----
                                            566,793       447,107      119,686       26.8
                                           --------      --------     --------       ----
New clusters:*
  United States.........................     41,221        12,972       28,249
  Other European........................      1,307           796          511
                                           --------      --------     --------
                                             42,528        13,768       28,760
                                           --------      --------     --------       ----
          Total clusters................    609,321       460,875      148,446       32.2
Non-cluster and disposed operations.....      3,100         2,879          221
                                           --------      --------     --------       ----
          Total cemetery revenues.......   $612,421      $463,754     $148,667       32.1%
                                           ========      ========     ========       ====

     Revenues for existing clusters increased due to an increased volume of sales and higher average sales prices for property and merchandise. Included in the existing cluster increase were $82,470 in increased revenues from cemeteries acquired since the beginning of 1995. This increase was primarily due to the impact of reporting a full year's results from a large United States acquisition in October 1995. A majority of these properties were additions to existing clusters. The remaining existing cluster revenue increase of $37,216 was contributed by operations acquired before 1995.

     Cemetery costs and expenses were as follows:

                                          YEARS ENDED DECEMBER 31,
                                          ------------------------                PERCENTAGE
                                             1996          1995       INCREASE     INCREASE
                                          ----------    ----------    --------    ----------
Existing clusters:
  United States.........................   $304,732      $246,790     $ 57,942       23.5%
  Other European........................      8,404         5,799        2,605       44.9
  Other foreign.........................     25,322        20,227        5,095       25.2
                                           --------      --------     --------       ----
                                            338,458       272,816       65,642       24.1
                                           --------      --------     --------       ----
New clusters:*
  United States.........................     24,547         8,581       15,966
  United Kingdom........................      1,181           570          611
                                           --------      --------     --------
                                             25,728         9,151       16,577
                                           --------      --------     --------       ----
          Total clusters................    364,186       281,967       82,219       29.2
Non-cluster and disposed operations.....      4,129         3,509          620
Administrative overhead.................     29,385        17,836       11,549       64.8
                                           --------      --------     --------       ----
          Total cemetery costs and
            expenses....................   $397,700      $303,312     $ 94,388       31.1%
                                           ========      ========     ========       ====

     Costs at existing clusters increased $65,642 due primarily to an increase of $48,864 from cemeteries acquired since the beginning of 1995, while costs from existing cluster cemeteries acquired before 1995 increased $16,796. The overall cemetery gross profit margin increased to 35.1% in 1996 from 34.6% in 1995. This increase reflects strong growth in sales of preneed cemetery property and merchandise as well as continued cost control in all major expense categories. Administrative overhead costs have increased to 4.8% of revenues in 1996 compared to 3.8% in 1995. This administrative overhead cost increase was primarily attributable to increased costs from additional infrastructure added in the Company's United Kingdom operations as well as the Company's realignment of its North American operating structure.

  Financial Services

     Provident increased its gross margin percentage to 48.4% from 43.5%. This was primarily attributable to early termination fees associated with the payoff of outstanding loans in August 1996, by two of Provident's largest customers. These payoffs reduced the average outstanding loan portfolio during 1996 to approximately $191,000 with an average interest rate spread of 3.6% compared to approximately $206,000 and 3.7%, respectively, in 1995.

  Other Income and Expenses

     Expressed as a percentage of revenues, general and administrative expenses were 2.8% in 1996 compared to 3.2% in 1995. These expenses increased by approximately $9,600 or 17.9% during the year primarily due to the recognition of $6,000 in costs relating to the Loewen transaction (see below) as well as increases in personnel costs. On October 3, 1996, The Company filed a registration statement with the Securities and Exchange Commission ("Commission") that offered to acquire the outstanding shares of Loewen Group Inc. ("Loewen"), a publicly traded death care company, through an exchange offer. On January 7, 1997, the Company announced that it had withdrawn its exchange offer for Loewen.

     Interest expense, which excludes the amount incurred by financial service operations, increased $20,409 or 17.3% during 1996 primarily from incremental borrowings incurred to fund the Company's acquisition program. The 1996 increase is the result of an increase of approximately $296,875 in the Company's average debt (excluding debt related to Provident) outstanding during the year ended December 31, 1996, compared to 1995. The increased interest associated with the higher debt level was offset by a slightly lower average interest rate for the year.

     The provision for income taxes reflected a 35.9% effective tax rate for 1996 as compared to a 37.6% effective tax rate in 1995. The decrease in the effective tax rate is due primarily to lower taxes from international operations.

FINANCIAL CONDITION AND LIQUIDITY AT DECEMBER 31, 1997:

  General

     Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Commission. The Company believes cash from operations, additional funds available under its revolving credit agreements, proceeds from public and private offerings of securities will be sufficient to continue its current acquisition program and operating policies.

     At December 31, 1997, the Company had net working capital of $275,966 and a current ratio of 1.52:1, compared to working capital of $106,497 and a current ratio of 1.18:1 at December 31, 1996.

  Revolving Credit Agreements

     The Company has various revolving credit facilities and lines of credit which currently provide for aggregate borrowings of approximately $1,140,000. At December 31, 1997, approximately $530,000 was available under these facilities. These facilities have financial compliance provisions that contain certain restrictions on levels of net worth, debt, liens and guarantees.

  Sources and Uses of Cash

     Cash Flows from Operating Activities: Net cash provided by operating activities was $299,436 for the year ended December 31, 1997, compared to $209,857 for the same period in 1996, an increase of $89,579. This increase was primarily due to improved operating results in 1997. Significant uses of operating cash include an increase in net receivables resulting from increased sales of funeral services and cemetery products and merchandise.

     Cash Flows from Investing Activities: Net cash used in investing activities was $633,444 for the year ended December 31, 1997, compared to $480,126 for the same period in 1996, an increase of $153,318. This increase was primarily due to a $130,411 increase in cash used in acquisitions and $37,380 of increased capital expenditures including new construction of facilities and major improvements to existing properties. Cash used for capital expenditures was $230,532 during the year ended December 31, 1997. Additionally, the Company used approximately $88,000 to increase its investment in existing equity investees, while approximately $147,000 in cash was provided by the sale of the Company's interest in ECI. Cash used relating to prearranged funeral activities decreased due to the timing of cash payments to and withdrawals from trusts, offset by increased cash outlays on prearranged marketing efforts.

     Cash Flows from Financing Activities: Net cash provided by financing activities was $336,754 for the year ended December 31, 1997, compared to $256,916 for the same period in 1996, an increase of $79,838.

     As of December 31, 1997, the Company's debt to capitalization ratio was 49.8% compared to 47.3% at December 31, 1996. The interest rate coverage ratio for the year ended December 31, 1997 was 4.43:1 (excluding the gain on the sale of the Company's investment in ECI), compared to 3.62:1 for the same period in 1996. This interest rate coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

     The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At December 31, 1997, the Company had approximately $530,000 of available borrowings under various revolving credit facilities and lines of credit. At December 31, 1997, the Company had the ability to issue $550,000 in securities registered with the Commission under a shelf registration (In March 1998, the company issued $500,000 of long-term notes under the shelf to repay borrowings under the company's credit facilities). In addition, 15,369,000 shares of common stock and a total of $201,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions.

  Prearranged Funeral Services

     The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase a life insurance or annuity contract. The principal amount of these prearranged funeral contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance funded contracts also increase the amount of cash to be received upon performance of the funeral and are intended to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. During 1997, the Company completed a review of the prearranged trust investment process which included an asset/liability study. This has resulted in a new investment program which entails the consolidation of multiple trustees, the use of institutional managers with differing investment styles and consolidated performance monitoring and tracking. This new program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to the appropriate investments that more accurately match the anticipated maturity of the policies. The Company is currently reallocating the portfolio to achieve a new asset allocation of approximately 65% equity and 35% fixed income.

     Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products issued by third party insurers. The Company sells prearranged funerals in most of its service markets including its foreign markets. Auxia, the Company's French life insurance subsidiary, primarily sells insurance products used to fund prearranged funerals to be performed by the Company's French funeral service locations. Prearranged funeral service sales afford the Company the opportunity to both protect current market share and mix as well as expand market share in certain markets. The Company believes this will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed annually approximates 25% and is expected to grow, thereby making the total number of funerals performed more predictable.

  Cremations

     In recent years there has been steady, gradual growth in the number of cremations that have been chosen as an alternative to traditional methods of disposal of human remains. In 1997, nearly 33% of all families served by the Company's North American funeral service locations selected the cremation alternative, substantially more than the 20% national average according to industry studies. The Company has a significant number of operating locations in Florida and the west coast of North America where the cremation alternative continues to gain acceptance. Based on industry studies, the Company believes that cremations account for approximately 60-70% of all dispositions of human remains in Australia and the United Kingdom. It is estimated that cremations account for approximately 12% of all dispositions of human remains in France. Though a cremation typically results in fewer sales dollars than a traditional funeral service, the Company believes that funeral operations which are predominantly cremation businesses typically have higher gross profit margin percentages than those exhibited at traditional funeral operations. Cremation memorialization has long been a tradition in the Australian and United Kingdom markets. The Company has expanded its product alternatives in these markets which has resulted in higher average sales. The Company has also established markets in select areas within North America and believes that memorialization of cremated remains represents a source of revenue growth.

  Other Matters

     The Company will adopt Statement of Financial Accounting Standards ("FAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", and FAS No. 130 "Reporting Comprehensive Income" for the year ended December 31, 1998. FAS No. 132 revises disclosures about pension and other postretirement benefit plans, FAS No. 131 revises standards for reporting information about operating segments, and FAS No. 130 establishes standards for reporting and display of comprehensive income. The adoption of these disclosure standards will not have a material impact on the consolidated financial statements.

  Year 2000 Issue

     The "Year 2000" issue refers to the inability of certain computer programs to correctly differentiate the century from a date in which the year is represented by only two digits. A computer system which is not year 2000 compliant might not be able to process certain data or possibly cause the entire computer system to malfunction. The Company is currently assessing any potential impact that changing to the year 2000 will have on the computer programs that operate within the Company or are used by major vendors or service providers.

  Cautionary Statement on Forward-looking Statements

     The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

          (1) Changes in general economic conditions both domestically and internationally impacting financial markets (e.g. marketable security values as well as currency and interest rate fluctuations).

          (2) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies. Changes in regulations may impact the Company's ability to enter or expand new markets.

          (3) Changes in consumer demand for the Company's services caused by several factors such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.

          (4) The Company's ability to identify and complete additional acquisitions on terms that are favorable to the Company, to successfully integrate acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions. The Company's future results may be materially impacted by changes in the level of acquisition activity.

     The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

  Quantitative and Qualitative Disclosures about Market Risk

     The Company uses derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investment in foreign assets. Accordingly, movements in currency rates that impact the swaps are generally offset by a corresponding movement in the value of the underlying assets being hedged and movements in interest rates that impact the fair value of the interest rate swaps are generally offset by a corresponding movement in the value of the underlying debt being hedged. Similarly, currency movements that impact foreign interest expense due under the cross-currency interest rate swaps are generally offset by a corresponding movement in the earnings of the foreign operation. Fair values included herein have been determined based on market prices provided by counterparties. The information presented below should be read in conjunction with notes four, eight and nine to the consolidated financial statements.

     In general, interest rates are managed such that 40% to 60% of the total debt (excluding debt which offsets the Provident loan receivable portfolio) is floating rate and thus is sensitive to interest rate fluctuations. After giving effect to the interest rate swaps, the Company's total debt has been converted into approximately $1,078,000 of fixed interest rate debt at a weighted average rate of 7.0% and approximately $1,386,000 of floating interest rate debt at a weighted average rate of 5.5%. At December 31, 1997, a one percent increase in the various floating rate indices referenced in the debt and swaps (excluding amounts borrowed to issue loans by Provident) would cause a $13,860 net increase in interest expense. However, the Company's overall sensitivity to floating interest rates is diversified in that approximately 40% of the Company's floating rate exposure is based in four markets other than the United States.

     In general, the Company hedges up to 100% of its net investment in foreign assets when such investment is considered significant and when it is reasonably cost efficient to do so. The death care industries in countries where the Company has foreign operations are generally stable and have had predictable cash flows. In addition, those countries have not had highly inflationary economies. Approximately one-third of the Company's net assets and one-quarter of its operating income are denominated in foreign currencies. Due to the cross-currency hedges described above, approximately 6% of the Company's net assets and approximately 8% of the Company's operating earnings are subject to translation risk.

  Equity-Price Risk Management

     In connection with prearranged funeral operations and preneed cemetery merchandise sales, the Company owns investments in equity securities and mutual funds which are sensitive to current market prices. Cost and market values as of December 31, 1997 and 1996, are presented in notes four and five to the consolidated financial statements.

  Market-Rate Sensitive Instruments and Risk Management

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following table summarizes the financial instruments and derivative instruments held by the Company at December 31, 1997, which are sensitive to changes in interest rates, foreign exchange rates, and equity prices. The Company uses interest rate swaps and cross-currency interest rate swaps to manage these primary market exposures associated with underlying assets and liabilities. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are held for non-speculative purposes.

     For certain assets and debt, the table below presents principal cash flows that exist by maturity date and the related average interest rate. For swaps, the table presents the notional amounts and expected interest rates that the Company will receive and pay that exist by contractual dates. The notional amount represents the foreign currency notional amount converted to US dollars at an estimated future currency exchange rate, and is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve.

                                                                                                          FAIR VALUE
                                1998       1999        2000        2001        2002      THEREAFTER    ASSET/(LIABILITY)
                              --------   ---------   ---------   ---------   ---------   -----------   -----------------
ASSETS
-----
Provident receivables.......  $ 15,922   $  22,528   $  21,264   $  52,917   $  58,218   $    27,072      $   197,921
  Average rate..............      9.34%       7.58%       9.99%       9.96%       8.48%         8.67%
Auxia debt securities.......     2,809      17,014      59,739      24,300      67,522       142,901          314,285
  Average rate..............      5.97%       5.97%       6.30%       6.82%       6.16%         6.16%
LIABILITIES
--------
Fixed rate debt.............   (64,570)    (62,192)   (193,285)   (196,661)   (328,456)   (1,050,596)      (2,016,511)
  Average rate..............      7.78%       7.83%       6.80%       7.12%       7.09%         7.35%
Floating rate debt
  Floating rate notes.......              (200,000)                                                          (200,000)
  Bank revolving credit and
    commercial paper........              (416,139)                           (200,450)                      (616,589)
  Average rate..............                  5.97%                               5.19%
DERIVATIVE CONTRACTS
-----------------
INTEREST RATE SWAPS
US fixed to US floating.....   950,000     950,000     950,000     800,000     500,000       500,000           30,951
  Average receive rate......      6.87%       6.87%       6.87%       6.93%       7.19%         7.19%
  Average pay rate..........      5.74%       5.78%       5.95%       5.99%       6.06%         6.15%
US floating to US fixed.....   200,000     200,000     200,000     200,000     200,000       200,000              783
  Average receive rate......      5.73%       5.77%       5.94%       5.99%       6.06%         6.15%
  Average pay rate..........      5.72%       5.72%       5.72%       5.72%       5.72%         5.72%
Foreign currency floating to
  foreign currency fixed....   341,475     263,721     264,514     265,116     267,067        82,858          (20,085)
  Average receive rate......      4.83%       5.03%       5.35%       5.55%       5.76%         6.51%
  Average pay rate..........      6.60%       6.80%       6.80%       6.80%       6.79%         6.90%
Foreign currency floating to
  foreign currency
  floating..................    81,992      83,301      84,275      85,062      85,736        85,736           (1,479)
  Average receive rate......      3.84%       4.12%       4.61%       4.93%       5.23%         5.42%
  Average pay rate..........      4.03%       4.33%       4.81%       5.11%       5.41%         5.66%
Foreign currency fixed to
  foreign currency
  floating..................    82,325      83,639      84,617      85,408      86,084        86,084            3,036
  Average receive rate......      6.80%       6.80%       6.80%       6.80%       6.80%         6.80%
  Average pay rate..........      4.03%       4.33%       4.81%       5.11%       5.41%         5.66%
CROSS-CURRENCY INTEREST RATE
  SWAPS
US fixed to foreign currency
  fixed.....................   702,391     682,268     532,955     506,191     407,039       407,039           83,237
  Average receive rate......      7.49%       7.43%       7.59%       7.52%       7.92%         7.92%
  Average pay rate..........      7.38%       7.29%       7.29%       7.15%       7.61%         7.61%
US fixed to foreign currency
  floating..................   368,448     285,933     282,575     276,260     275,168       189,097           20,956
  Average receive rate......      6.69%       6.67%       6.63%       6.57%       6.54%         7.07%
  Average pay rate..........      4.81%       4.90%       5.18%       5.36%       5.58%         6.14%
US floating to foreign
  currency fixed............   247,037     227,430                                                            (40,619)
  Average receive rate......      5.73%       5.77%
  Average pay rate..........      5.39%       5.26%
US floating to foreign
  currency floating.........    56,429      56,658      26,866      26,750      26,488                         49,937
  Average receive rate......      5.73%       5.77%       5.94%       5.99%       6.06%
  Average pay rate..........      5.18%       5.50%       6.13%       6.36%       6.67%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    22
Consolidated Statement of Income for the three years ended
  December 31, 1997.........................................    23
Consolidated Balance Sheet as of December 31, 1997 and
  1996......................................................    24
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1997...................................    25
Consolidated Statement of Stockholders' Equity for the three
  years ended December 31, 1997.............................    26
Notes to Consolidated Financial Statements..................    27
Financial Statement Schedule:
II -- Valuation and Qualifying Accounts.....................    50

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of
Directors of Service Corporation International

     We have audited the accompanying consolidated balance sheet of Service Corporation International as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule for the three years ended December 31, 1997, listed in the index at item 8 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Corporation International as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Houston, Texas
March 18, 1998

                       SERVICE CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           1997              1996              1995
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues............................................   $ 2,468,402       $ 2,294,194       $ 1,652,126
Costs and expenses..................................    (1,780,790)       (1,689,742)       (1,186,905)
                                                       -----------       -----------       -----------
Gross profit........................................       687,612           604,452           465,221
General and administrative expenses.................       (66,781)          (63,215)          (53,600)
                                                       -----------       -----------       -----------
Income from operations..............................       620,831           541,237           411,621
Interest expense....................................      (136,720)         (138,557)         (118,148)
Dividends on preferred securities of SCI Finance
  LLC...............................................        (4,382)          (10,781)          (10,781)
Other income........................................       100,244            21,982            11,519
                                                       -----------       -----------       -----------
                                                           (40,858)         (127,356)         (117,410)
                                                       -----------       -----------       -----------
Income before income taxes and extraordinary loss...       579,973           413,881           294,211
Provision for income taxes..........................      (205,421)         (148,583)         (110,623)
                                                       -----------       -----------       -----------
Income before extraordinary loss....................       374,552           265,298           183,588
Extraordinary loss on early extinguishment of debt
  (net of income taxes of $23,383)..................       (40,802)               --                --
                                                       -----------       -----------       -----------
Net income..........................................   $   333,750       $   265,298       $   183,588
                                                       ===========       ===========       ===========
Earnings per share:
Basic:
  Income before extraordinary loss..................   $      1.53       $      1.13       $       .92
  Extraordinary loss on early extinguishment of
     debt...........................................         (0.17)               --                --
                                                       -----------       -----------       -----------
  Net income........................................   $      1.36       $      1.13       $       .92
                                                       ===========       ===========       ===========
Diluted:
  Income before extraordinary loss..................   $      1.47       $      1.08       $       .86
  Extraordinary loss on early extinguishment of
     debt...........................................         (0.16)               --                --
                                                       -----------       -----------       -----------
  Net income........................................   $      1.31       $      1.08       $       .86
                                                       ===========       ===========       ===========
Basic weighted average number of shares.............       245,470           235,299           199,603
                                                       ===========       ===========       ===========
Diluted weighted average number of shares...........       257,781           252,870           229,967
                                                       ===========       ===========       ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1997             1996
                                                              -------------    -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    46,877      $    44,131
  Receivables, net of allowances............................       557,481          494,576
  Inventories...............................................       172,169          139,019
  Other.....................................................        34,881           36,314
                                                               -----------      -----------
          Total current assets..............................       811,408          714,040
                                                               -----------      -----------
Investments -- insurance subsidiary.........................       574,728          601,565
Prearranged funeral contracts...............................     2,610,632        2,159,348
Long-term receivables.......................................       981,121          809,287
Cemetery property, at cost..................................     1,636,859        1,380,213
Property, plant and equipment, at cost (net)................     1,644,137        1,457,075
Deferred charges and other assets...........................       549,862          371,608
Names and reputations (net).................................     1,498,116        1,376,634
                                                               -----------      -----------
                                                               $10,306,863      $ 8,869,770
                                                               ===========      ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $   425,631      $   440,797
  Current maturities of long-term debt......................        64,570          113,876
  Income taxes..............................................        45,241           52,870
                                                               -----------      -----------
          Total current liabilities.........................       535,442          607,543
                                                               -----------      -----------
Long-term debt..............................................     2,634,699        2,048,737
Deferred income taxes.......................................       701,221          527,460
Other liabilities...........................................       546,140          552,443
Deferred prearranged funeral contract revenues..............     3,163,357        2,725,770
Commitments and contingencies...............................            --               --
Company obligated, mandatorily redeemable, convertible
  preferred securities of SCI Finance LLC...................            --          172,500
Stockholders' equity:
  Common stock, $1 per share par value, 500,000,000 shares
     authorized, 252,923,784 and 236,193,427, respectively,
     issued and outstanding.................................       252,924          236,193
  Capital in excess of par value............................     1,493,246        1,237,783
  Retained earnings.........................................       983,353          728,108
  Foreign currency translation adjustment...................        (7,480)          22,315
  Unrealized gain on securities available for sale, net of
     tax....................................................         3,961           10,918
                                                               -----------      -----------
          Total stockholders' equity........................     2,726,004        2,235,317
                                                               -----------      -----------
                                                               $10,306,863      $ 8,869,770
                                                               ===========      ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1997           1996          1995
                                                       -----------    -----------    ---------
                                                               (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income.........................................  $   333,750    $   265,298    $ 183,588
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................      157,550        129,819       92,541
     Provision for deferred income taxes.............       19,212         56,902       45,164
     Extraordinary loss on early extinguishment of
       debt, net of income taxes.....................       40,802             --           --
     Gains from dispositions (net)...................      (89,252)        (9,930)      (1,024)
     Change in assets and liabilities net of effects
       from acquisitions:
       (Increase) in receivables.....................     (174,429)      (167,338)    (115,888)
       (Increase) in other assets....................      (24,904)       (36,781)     (36,496)
       Increase (decrease) in other liabilities......       36,045        (26,365)       7,473
       Other.........................................          662         (1,748)      (3,860)
                                                       -----------    -----------    ---------
Net cash provided by operating activities............      299,436        209,857      171,498
                                                       -----------    -----------    ---------
Cash flows from investing activities:
  Capital expenditures...............................     (230,532)      (193,152)    (125,231)
  Changes in prearranged funeral balances............       (5,537)       (51,485)     (44,549)
  Purchases of securities -- insurance subsidiary....   (1,407,588)    (1,212,305)     (86,014)
  Sales of securities -- insurance subsidiary........    1,383,934      1,177,499       49,769
  Proceeds from sales of property and equipment......       46,908         30,121       12,655
  Acquisitions, net of cash acquired.................     (409,731)      (279,320)    (693,627)
  Loans issued by finance subsidiary.................      (98,446)       (86,858)     (38,184)
  Principal payments received on loans by finance
     subsidiary......................................       45,915        156,064       24,312
  Proceeds from sale of equity investment............      147,700             --           --
  Purchases of equity investments....................      (87,643)       (39,752)     (16,076)
  Other..............................................      (18,424)        19,062       (8,190)
                                                       -----------    -----------    ---------
Net cash used in investing activities................     (633,444)      (480,126)    (925,135)
                                                       -----------    -----------    ---------
Cash flows from financing activities:
  Increase (decrease) in borrowings under revolving
     credit agreements...............................      304,505         96,441     (453,959)
  Long-term debt issued..............................      650,000        300,000      862,848
  Early extinguishment of debt.......................     (449,998)            --           --
  Payments of debt...................................      (91,464)      (109,458)    (135,960)
  Common stock issued................................           --             --      331,063
  Dividends paid.....................................      (69,888)       (55,262)     (43,676)
  Bank overdrafts and other..........................       (6,401)        25,195       32,464
                                                       -----------    -----------    ---------
Net cash provided by financing activities............      336,754        256,916      592,780
                                                       -----------    -----------    ---------
Net increase (decrease) in cash and cash
  equivalents........................................        2,746        (13,353)    (160,857)
Cash and cash equivalents at beginning of period.....       44,131         57,484      218,341
                                                       -----------    -----------    ---------
Cash and cash equivalents at end of period...........  $    46,877    $    44,131    $  57,484
                                                       ===========    ===========    =========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        CAPITAL IN                FOREIGN      UNREALIZED
                                              COMMON    EXCESS OF    RETAINED    CURRENCY         GAIN
                                              STOCK     PAR VALUE    EARNINGS   TRANSLATION   ON SECURITIES
                                             --------   ----------   --------   -----------   -------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1994...............  $189,714   $  624,001   $381,509     $ 1,398        $    --
Add (deduct):
  Net income...............................                           183,588
  Common stock issued:
     Common stock offerings................    18,350      312,713
     Stock option exercises and stock
       grants..............................       696        5,792
     Acquisitions..........................     7,310      101,967
     Debenture conversions.................    18,472      170,235
  Dividends on common stock ($.22 per
     share)................................                           (46,535)
  Foreign currency translation.............                                           349
  Net change in unrealized gain on
     securities............................                                                        5,786
                                             --------   ----------   --------     -------        -------
Balance at December 31, 1995...............   234,542    1,214,708    518,562       1,747          5,786
Add (deduct):
  Net income...............................                           265,298
  Common Stock issued:
     Stock option exercises and stock
       grants..............................       723        6,940
     Acquisitions..........................       811       15,012        796
     Debenture conversions.................       117        1,123
  Dividends on common stock ($.24 per
     share)................................                           (56,548)
  Foreign currency translation.............                                        20,568
  Net change in unrealized gain on
     securities............................                                                        5,132
                                             --------   ----------   --------     -------        -------
Balance at December 31, 1996...............   236,193    1,237,783    728,108      22,315         10,918
Add (deduct):
  Net income...............................                           333,750
  Common Stock issued:
     Stock option exercises and stock
       grants..............................       820        9,296
     Acquisitions..........................     3,958       79,215     (3,832)
     Debenture conversions.................       492        5,925
  Conversion of convertible preferred
     securities of SCI Finance LLC.........    11,461      161,027
  Dividends on common stock ($.30 per
     share)................................                           (74,673)
  Foreign currency translation.............                                       (29,795)
  Net change in unrealized gain on
     securities............................                                                       (6,957)
                                             --------   ----------   --------     -------        -------
Balance at December 31, 1997...............  $252,924   $1,493,246   $983,353     $(7,480)       $ 3,961
                                             ========   ==========   ========     =======        =======

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE ONE

NATURE OF OPERATIONS

     The Company is the largest provider of death care services in the world. At December 31, 1997, the Company operated 3,127 funeral service locations, 392 cemeteries and 166 crematoria located in 17 countries on five continents.

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

NOTE TWO

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years to conform to current period presentation with no effect on the consolidated financial position, results of operations or cash flows.

     Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories and Cemetery Property: Funeral merchandise and cemetery property and merchandise, are stated at the lower of average cost or market.

     Depreciation and Amortization: Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to 50 years, while equipment is depreciated over a period from three to 20 years. For the three years ended December 31, 1997, depreciation expense was $87,571, $74,854 and $52,828, respectively. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired are amortized on a straight-line basis over the lives of the respective contracts.

     Funeral Operations: Funeral revenue is recognized when the funeral service is performed. The Company's trade receivables consist primarily of funeral services already performed. An allowance for doubtful accounts has been provided based on historical experience. The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Revenues associated with sales of prearranged funeral contracts (which include accumulated trust earnings and increasing insurance benefits) are deferred until such time that the funeral

                       SERVICE CORPORATION INTERNATIONAL
service is performed (see note four). The Company considers price guaranteed prearranged funeral contracts to be investments made to retain and expand future market share.

     Cemetery Operations: All cemetery interment right sales, together with associated merchandise, are recorded as income at the time contracts are signed. Costs related to the sales of interment rights include property and other costs related to cemetery development activities which are charged to operations using the specific identification method. Allowances for customer cancellations are provided at the date of sale based upon historical experience. Costs related to merchandise are based on actual costs incurred or estimates of future costs necessary to purchase the merchandise, including provisions for inflation when required. Pursuant to state law, all or a portion of the proceeds from the sale of cemetery merchandise may also be required to be paid into trust funds until such merchandise is purchased by the Company for the customer. Merchandise funds trusted at December 31, 1997 and 1996 were $515,051 and $390,534, respectively (see note five). The Company recognizes realized trust income on these merchandise trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to the unpurchased cemetery merchandise. Additionally, a portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. Earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. Perpetual care funds trusted at December 31, 1997 and 1996 were $371,984 and $318,868, respectively, which approximates fair value. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. For the three years ended December 31, 1997, the earnings recognized from all cemetery trusts were $74,971, $51,601 and $33,795, respectively.

     Names and Reputations: The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in "Names and reputations" and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral business. Additionally, the death care industry has historically exhibited stable cash flows as well as a low failure rate. The Company monitors the recoverability of names and reputations based on projections of future undiscounted cash flows of the acquired businesses. The amortization charged against income was $37,649, $33,836 and $25,226 for the three years ended December 31, 1997, respectively. Accumulated amortization of names and reputations as of December 31, 1997 and 1996 was $136,398 and $101,426, respectively.

     Derivatives: Amounts to be paid or received under interest rate swaps, including the interest rate provisions of the cross-currency swaps, are recorded on the accrual basis over the life of the swap agreements as an adjustment to interest expense. The related net amounts payable to, or receivable from, the counterparties are included in accrued liabilities or current receivables, respectively. Gains and losses resulting from currency movements on the cross-currency swaps that hedge the Company's net foreign investments are reflected in stockholders' equity, with the related net amounts due to, or from, the counterparties included in other liabilities, or other assets, respectively. Net deferred gains and losses on early termination of interest rate swaps are being amortized into interest expense over the remaining lives of the original agreements ($394 net unamortized loss at December 31, 1997).

     Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                       SERVICE CORPORATION INTERNATIONAL

NOTE THREE

ACQUISITIONS

The Company acquired certain funeral and cemetery operations both domestically and internationally during the years ended December 31, 1997 and 1996. The operating results of these acquisitions have been included since their respective dates of acquisition. The following table is a summary of the acquisitions made during the two years ended December 31, 1997:

                                                                1997        1996
                                                              --------    --------
Number acquired:
  Funeral service locations.................................       294         210
  Cemeteries................................................        51          35
  Crematoria................................................        19           9
Purchase price..............................................  $643,000    $362,651

     The purchase price in both years consisted primarily of combinations of cash, Company common stock, issued and assumed debt.

     The effect of the above acquisitions on the consolidated balance sheet at December 31, was as follows:

                                                                1997         1996
                                                              ---------    --------
Current assets..............................................  $  38,569    $ 30,542
Prearranged funeral contracts...............................     86,452      61,994
Long-term receivables.......................................     31,522     (10,559)
Cemetery property...........................................    298,466     210,507
Property, plant and equipment...............................    162,992      93,482
Deferred charges and other assets...........................     13,417      (1,244)
Names and reputations.......................................    215,204     164,414
Current liabilities.........................................    (67,464)    (62,817)
Long-term debt..............................................    (63,307)    (32,532)
Deferred income taxes and other liabilities.................   (120,340)    (85,635)
Deferred prearranged funeral contract revenues..............   (106,439)    (72,213)
Stockholders' equity........................................    (79,341)    (16,619)
                                                              ---------    --------
          Cash used for acquisitions........................  $ 409,731    $279,320
                                                              =========    ========

NOTE FOUR

PREARRANGED FUNERAL ACCOUNTING

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. Payments under these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers in North America, the United Kingdom and Australia or the Company's French prearranged funeral service life insurance subsidiary ("Auxia"). Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "prearranged funeral contracts" or, in the case of contracts funded by Auxia, "investments-insurance subsidiary." A corresponding credit is recorded to "deferred prearranged funeral contract revenues." Allowances for customer cancellations are provided at the date of sale based on historical experience.

     Amounts paid by the customer pursuant to the prearranged funeral contracts are recognized in funeral revenue at the time the funeral is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the service is performed at which time these funds are also recognized in funeral revenues and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Included in

                       SERVICE CORPORATION INTERNATIONAL
deferred prearranged funeral contract revenues are net obtaining costs, including sales commissions and certain other direct marketing costs, applicable to prearranged funeral contracts which are deferred and will be expensed over a period representing the average life of the prearranged contract.

PREARRANGED FUNERAL CONTRACTS

     At December 31, 1997, $1,201,141 relate to trust funded contracts (which includes $326,310 of amounts that have not yet been collected from customers) and $1,409,491 relate to third party insurance funded contracts which will be available to the Company at the time the funeral services are performed. At December 31, 1996, $962,389 related to trust funded contracts ($235,433 due from customers) and $1,196,959 relate to third party insurance funded contracts. These amounts are shown net of estimated customer cancellations. The allowance for cancellation is based on historical experience and is equivalent to approximately 8% of the total balance. Accumulated realized earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through December 31, 1997. The cumulative trust funded total has been reduced by allowable cash withdrawals for realized trust earnings and amounts retained by the Company pursuant to various state laws.

     The cost and market value associated with the assets held in the trust funds underlying the Company's prearranged funeral contracts are as follows:

                                          DECEMBER 31, 1997        DECEMBER 31, 1996
                                        ----------------------    --------------------
                                          COST        MARKET        COST       MARKET
                                        --------    ----------    --------    --------
Debt securities:
  Government..........................  $333,626    $  358,607    $245,736    $259,910
  Corporate...........................   114,066       116,435     121,887     122,322
Equity securities.....................   411,489       461,016     164,630     208,082
Money market/other....................   134,211       134,428     274,949     275,581
                                        --------    ----------    --------    --------
                                        $993,392    $1,070,486    $807,202    $865,895
                                        ========    ==========    ========    ========

INVESTMENTS -- INSURANCE SUBSIDIARY

     As part of the Company's funding of prearranged funeral contracts, Auxia invests in securities which are considered as "available-for-sale" with unrealized gains and losses excluded from earnings and reported net of income taxes in stockholders' equity.

     The cost, market value and unrealized gains or losses related to Auxia's debt and equity securities were as follows:

                                                       DECEMBER 31, 1997                         DECEMBER 31, 1996
                                            ---------------------------------------   ---------------------------------------
                                                                     UNREALIZED                                UNREALIZED
                                                                  -----------------                         -----------------
                                              COST      MARKET     GAINS    LOSSES      COST      MARKET     GAINS    LOSSES
                                            --------   --------   -------   -------   --------   --------   -------   -------
Debt securities:
  Foreign government......................  $292,991   $296,320   $ 3,503   $  (174)  $220,256   $236,443   $16,187   $    --
  Corporate...............................    17,883     17,965        95       (13)   210,235    210,428       385      (192)
Equity securities.........................   141,512    162,129    23,640    (3,023)    96,157     96,735     6,166    (5,588)
Mutual funds:
  Money market/other......................    29,027     29,235       208        --     27,749     27,942       193        --
  Debt....................................    53,276     53,276        --        --     61,471     61,471        --        --
                                            --------   --------   -------   -------   --------   --------   -------   -------
                                            $534,689   $558,925   $27,446   $(3,210)  $615,868   $633,019   $22,931   $(5,780)
                                            ========   ========   =======   =======   ========   ========   =======   =======

                       SERVICE CORPORATION INTERNATIONAL

     The contractual maturities of Auxia's debt securities (at market value) as of December 31, 1997, were as follows:

Within one year.............................................  $  2,809
After one year through five years...........................   168,575
After five years through ten years..........................   107,303
After ten years.............................................    35,598
                                                              --------
                                                              $314,285
                                                              ========

     The following table summarizes the activity in prearranged funeral contracts and investments-insurance subsidiary:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Beginning balance...........................................  $2,760,913    $2,368,932
  Net sales.................................................     490,297       503,150
  Acquisitions..............................................      86,452        61,994
  Realized earnings and increasing insurance benefits.......     164,853       111,950
  Maturities................................................    (250,134)     (249,705)
  Increase in cancellation reserve..........................     (33,481)      (25,962)
  Distributed earnings, effect of foreign currency and
     other..................................................     (33,540)       (9,446)
                                                              ----------    ----------
Ending balance..............................................  $3,185,360    $2,760,913
                                                              ==========    ==========

DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES

     "Deferred prearranged funeral contract revenues" on the consolidated balance sheet includes the contract amount of all price guaranteed prearranged funeral service contracts as well as the accrued trust earnings and increasing insurance benefits. Also included in deferred prearranged funeral contract revenues are net obtaining costs applicable to prearranged funeral contracts. The aggregate net costs deferred as of December 31, 1997 and 1996 were $190,595 and $151,008, respectively. The Company defers additional accruals of trust earnings and insurance benefits as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company recognizes the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

     The following table summarizes the activity in deferred prearranged funeral contract revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Beginning balance...........................................  $2,725,770    $2,362,053
  Net sales.................................................     509,447       512,497
  Acquisitions..............................................     106,439        72,213
  Realized earnings and increasing insurance benefits.......     164,853       111,950
  Maturities................................................    (255,147)     (252,603)
  Increase in cancellation reserve..........................     (33,481)      (25,962)
  Deferred obtaining costs..................................     (67,742)      (61,421)
  Effect of foreign currency and other......................      13,218         7,043
                                                              ----------    ----------
Ending balance..............................................  $3,163,357    $2,725,770
                                                              ==========    ==========

                       SERVICE CORPORATION INTERNATIONAL

     The recognition of future funeral revenues is estimated to occur in the following years:

1998........................................................  $  274,091
1999........................................................     241,042
2000........................................................     224,249
2001........................................................     210,179
2002........................................................     196,635
2003 through 2007...........................................     781,902
2008 and thereafter.........................................   1,235,259
                                                              ----------
                                                              $3,163,357
                                                              ==========

NOTE FIVE

CEMETERY MERCHANDISE TRUST FUNDS

     The cost and market value associated with the assets held in the cemetery merchandise trust funds (included in current and long-term receivables, at cost) were as follows:

                                              DECEMBER 31, 1997     DECEMBER 31, 1996
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Debt securities:
  Government...............................  $169,823   $172,440   $ 72,394   $ 72,101
  Corporate................................    64,474     65,468     35,060     34,560
Equity securities..........................   227,424    230,931     71,239     75,297
Money market/other.........................    53,330     53,254    211,841    211,896
                                             --------   --------   --------   --------
                                             $515,051   $522,093   $390,534   $393,854
                                             ========   ========   ========   ========

NOTE SIX

INCOME TAXES

     The provision for income taxes includes United States income taxes, determined on a consolidated return basis, foreign and state and local income taxes.

     Income before income taxes:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
United States........................................  $474,478   $309,431   $257,318
Foreign..............................................   105,495    104,450     36,893
                                                       --------   --------   --------
                                                       $579,973   $413,881   $294,211
                                                       ========   ========   ========

                       SERVICE CORPORATION INTERNATIONAL

     Income tax expense (benefit) consisted of the following:

Current:
  United States......................................  $157,450   $ 65,709   $ 43,396
  Foreign............................................     7,022     14,158     12,949
  State and local....................................    21,737     11,814      9,114
                                                       --------   --------   --------
                                                        186,209     91,681     65,459
                                                       --------   --------   --------
Deferred:
  United States......................................    15,045     45,330     39,767
  Foreign............................................     1,432      3,238     (1,498)
  State and local....................................     2,735      8,334      6,895
                                                       --------   --------   --------
                                                         19,212     56,902     45,164
                                                       --------   --------   --------
Total provision......................................  $205,421   $148,583   $110,623
                                                       ========   ========   ========

     The Company made income tax payments of approximately $155,356, $99,377 and $65,859, for the three years ended December 31, 1997, respectively. The provision for income taxes for the year ended December 31, 1997, includes a decrease to deferred taxes of $5,491 related to enacted tax law changes in the United Kingdom and France.

     The differences between the U.S. federal statutory tax rate and the Company's effective rate were as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Computed tax provision at the applicable U.S.
  federal statutory income tax rate................  $202,991    $144,858    $102,974
State and local taxes, net of federal income tax
  benefits.........................................    15,906      13,097      10,406
Dividends received deduction and tax exempt
  interest.........................................    (1,618)     (2,108)     (1,939)
Amortization of names and reputations..............     5,622       4,765       4,554
Enacted foreign tax rate change....................    (5,491)         --          --
Foreign jurisdiction tax rate difference...........   (12,909)    (11,849)     (5,309)
Other..............................................       920        (180)        (63)
                                                     --------    --------    --------
  Provision for income taxes.......................  $205,421    $148,583    $110,623
                                                     --------    --------    --------
Total effective tax rate...........................     35.4%       35.9%       37.6%
                                                     ========    ========    ========

                       SERVICE CORPORATION INTERNATIONAL

     The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Receivables, principally due to sales of cemetery interment
  rights and related products...............................  $186,900    $152,069
Inventories and cemetery property, principally due to
  purchase accounting adjustments...........................   460,592     383,687
Property, plant and equipment, principally due to
  depreciation and to purchase accounting adjustments.......   129,796     110,907
Other.......................................................    40,773          --
                                                              --------    --------
Deferred tax liabilities....................................   818,061     646,663
                                                              --------    --------
Deferred revenue on prearranged funeral contracts,
  principally due to earnings from trust funds..............   (50,862)    (34,092)
Accrued liabilities.........................................   (24,768)    (38,337)
Carry-forwards and foreign tax credits......................   (21,053)     (7,484)
Other.......................................................        --      (4,367)
                                                              --------    --------
Deferred tax assets.........................................   (96,683)    (84,280)
                                                              --------    --------
Valuation allowance.........................................    15,327       6,128
                                                              --------    --------
Net deferred income taxes...................................  $736,705    $568,511
                                                              ========    ========

     During the three years ended December 31, 1997, tax expense resulting from allocating certain tax benefits directly to capital in excess of par value totaled $3,799, $2,410 and $1,165, respectively.

     Current refundable income taxes and foreign current deferred tax assets are included in other current assets, with current taxes payable and current deferred taxes being reflected as "Income taxes" on the consolidated balance sheet.

     At December 31, 1997 and 1996, United States income taxes had not been provided on $252,369 and $153,598, respectively, of undistributed earnings of foreign subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

     As of December 31, 1997 the Company has United States foreign tax credit carry-forwards of $5,311 which will expire in the years 2000 through 2002. Various subsidiaries have federal and state operating loss carry-forwards of $49,337 with expiration dates through 2012. The Company believes that some uncertainty exists with respect to future realization of these tax credit and loss carry-forwards, therefore a valuation allowance has been established for the carry-forwards not expected to be realized. The increase in the valuation allowance is primarily attributable to foreign tax credits and operating losses generated in the current year.

                       SERVICE CORPORATION INTERNATIONAL

NOTE SEVEN

DEBT

     Debt was as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Bank revolving credit agreements and commercial paper.......  $  616,589    $  325,875
6.375% notes due in 2000....................................     150,000       150,000
6.75% notes due in 2001.....................................     150,000       150,000
8.72% amortizing notes due in 2002..........................     141,108       165,761
8.375% notes due in 2004....................................      51,840       200,000
7.375% notes due in 2004....................................     250,000            --
7.2% notes due in 2006......................................     150,000       150,000
6.875% notes due in 2007....................................     150,000       150,000
6.95% amortizing notes due in 2010..........................      58,859        61,576
7.70% notes due in 2009.....................................     200,000            --
Floating rate notes due in 2011 (putable in 1999)...........     200,000            --
7.875% debentures due in 2013...............................      55,627       150,000
7.0% notes due in 2015 (putable in 2002)....................     300,000       300,000
Medium term notes, maturities through 2019, fixed average
  interest rate of 9.31%....................................      35,720       186,040
Convertible debentures, interest rates range from
  4.75% -- 5.5%, due through 2007, conversion price ranges
  from $11.25 -- $43.72.....................................      45,673        44,140
Mortgage and other notes payable with maturities through
  2015, average interest rate of 7.05%......................     156,931       151,836
Deferred loan costs.........................................     (13,078)      (22,615)
                                                              ----------    ----------
Total debt..................................................   2,699,269     2,162,613
Less current maturities.....................................     (64,570)     (113,876)
                                                              ----------    ----------
Total long-term debt........................................  $2,634,699    $2,048,737
                                                              ==========    ==========

     The Company's primary revolving credit agreement provides for borrowings up to $1,000,000 and consists of two committed facilities -- a 364-day facility and 5-year, multi-currency facility -- which are primarily used to support commercial paper issuance and for general corporate needs.

     The 364-day portion allows for borrowings up to $300,000. This facility expires June 26, 1998, but has provisions to be extended for additional 364-day terms. At the end of any term, the outstanding balance may be converted into a 2 year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of 0.06% is paid quarterly on the total commitment amount.

     The 5-year facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies. This facility expires June 27, 2002. Interest rates are based on various indices as determined by the Company. A facility fee is paid quarterly on this facility's total commitment amount. The facility fee, which ranges from 0.07% to 0.15%, is based on the Company's senior debt ratings, and is currently set at 0.08%. At December 31, 1997, there was $200,250 outstanding under this agreement at a weighted average interest rate of 5.19%.

     As of December 31, 1997, there was $320,889 of commercial paper outstanding backed by the above two facilities at a weighted average interest rate of 6.36%.

                       SERVICE CORPORATION INTERNATIONAL

     The commercial paper borrowings and revolving notes generally have maturities ranging from one to 90 days.

     On October 3, 1997, Service Corporation International (Canada), ("SCIC"), a wholly owned subsidiary of the Company, entered into a 364-day, $105,000 revolving credit agreement. This facility is used primarily to support acquisition and working capital requirements of the Company's Canadian subsidiaries. The facility fee is currently set at 0.08%. At December 31, 1997, there was approximately $67,400 outstanding under this facility at an average interest rate of 4.6%.

     SCIC partially restructured its Canadian debt in March 1998, placing approximately $147,000 into a new facility, replacing the immediately above described facility. This new facility has a one year revolving period, and allows SCIC, at its option, to convert to a five year term loan. This new facility carries no facility fee. Interest rates are based on various indices as determined by SCIC. The indebtedness has a put feature allowing the lender to require the Company to purchase any outstanding indebtedness upon request.

     The Company has several other bank lines of credit for approximately $116,000 at rates similar to the primary revolving credit agreements. At December 31, 1997, there was approximately $30,600 outstanding under those agreements.

     The credit facilities described above have financial compliance provisions that contain certain restrictions on levels of net worth, debt, liens, and guarantees.

     The Company's outstanding commercial paper and other borrowings under its various credit facilities at December 31, 1997 are classified as long-term debt. The Company uses these revolving credit agreements primarily to finance the Company's ongoing acquisition programs. From time to time, the Company raises debt and/or equity in the public markets to reduce its revolving credit facility balances. The timing of these public debt or equity offerings is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities. Therefore, the Company has classified these borrowings as long-term debt. Additionally, the Company has excluded these borrowings from the five-year maturity of long-term debt disclosure due to the uncertainty of the eventual term of the related debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under a shelf registration filed with the Securities and Exchange Commission (Commission).

     During the first quarter of 1997, the Company initiated a tender offer for three issues of its higher coupon debt and repurchased approximately $386,000 of the three series, resulting in a $40,802 extraordinary loss, using commercial paper and its revolving credit facility. In April 1997, the Company refinanced these and other working capital borrowings by issuing $250,000 7.375% notes due April 2004, and $200,000 7.7% notes due April 2009, which were sold through an underwritten public offering as well as $200,000 of floating rate notes due April 2011 (putable to the Company in April 1999) through a private placement.

     In May 1996, the Company issued $300,000 of notes which were sold through an underwritten public offering. These notes were issued in two tranches of $150,000 each with maturities in June 2001 and 2006 and interest rates of 6.75% and 7.2%, respectively. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's revolving credit agreements.

     Approximately $80,000 of the Company's facilities and cemetery properties are pledged as collateral for the mortgage notes at December 31, 1997.

     At December 31, 1997, the Company had $40,169 in letters of credit outstanding primarily to guarantee funding of certain insurance claims.

     In March 1998, the Company issued $500,000 of notes in an underwritten offering pursuant to the Company's $1,000,000 shelf registration filed with the Commission. These notes mature in 2008 as to the

                       SERVICE CORPORATION INTERNATIONAL

$200,000 and 2020 as to the $300,000 and have initial interest rates of 6.5% and 6.3%, respectively. The $300,000 notes contain certain early tender dates.

     The aggregate principal payments on debt for the five years subsequent to December 31, 1997, excluding amounts due to banks under revolving credit loan agreements are: 1998-$64,570; 1999-$262,192; 2000-$193,285; 2001-$196,661 and
2002-$328,458.

     Cash interest payments for the three years ended December 31, 1997 totaled $162,521, $150,961 and $111,609, respectively.

     Approximately $1,832,000 of the Company's debt consists of foreign denominated debt of which approximately $1,504,000 was converted to foreign currencies as a result of the cross-currency swaps.

     Similarly, the stated coupons described above have substantially been modified through the use of interest rate and cross-currency interest rate swaps used in the management of interest rates within defined targets for fixed and floating interest rate exposure. See note eight below.

     During the three months ended December 31, 1997, pursuant to a shelf registration filed with the Commission to be used exclusively for future acquisitions, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                        SUBSIDIARY                           AMOUNT
                        ----------                           ------
SCI Funeral Services of NY, Inc. ..........................     (475)
SCI Indiana Funeral Services, Inc. ........................     (500)
SCI Illinois Services, Inc. ...............................     (400)
SCI Michigan Funeral Services, Inc. .......................     (740)
SCI Illinois Services, Inc. ...............................     (400)
SCI Michigan Funeral Services, Inc. .......................     (740)
SCI Illinois Services, Inc. ...............................   (2,486)
SCI Texas Funeral Services, Inc. ..........................     (678)

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

     In general, cross-currency swaps convert US dollar debt into the respective foreign currency of the Company's various foreign operations. Such cross-currency swaps are used in combination with local currency borrowings to substantially hedge the Company's net investment in foreign operations. The cross-currency swaps generally include interest rate provisions to enable the Company to additionally hedge a portion of the earnings of its foreign operations. Accordingly, movements in currency rates that impact the swap are generally offset by a corresponding movement in the value of the underlying assets being hedged. Similarly, currency movements that impact foreign expense due under the cross-currency interest rate swaps are

                       SERVICE CORPORATION INTERNATIONAL
generally offset by a corresponding movement in the earnings of the foreign operation. The following tables present information about the Company's derivatives:

                                                                      DECEMBER 31, 1997
                                             -------------------------------------------------------------------
                                                                                     WEIGHTED AVERAGE
                                                            CARRYING                  INTEREST RATE
                                              NOTIONAL    AMOUNT ASSET               ----------------     FAIR
                                               AMOUNT     (LIABILITY)    MATURITY    RECEIVE    PAY      VALUE
                                             ----------   ------------   ---------   -------   ------   --------
Interest Rate Swaps:
  US dollar fixed to US dollar floating....  $  450,000     $     --     2001-2002    6.53%     5.89%   $  4,392
  US dollar fixed to US dollar floating....     300,000           --     2004-2006    7.02%     5.78%     14,295
  US dollar fixed to US dollar floating....     200,000           --       2009       7.43%     5.76%     12,264
  US dollar floating to US dollar fixed....     200,000           --       2004       5.81%     5.72%        783
  Canadian dollar floating to Canadian
    dollar fixed...........................      78,138           --       1999       2.64%     3.97%     (4,024)
  Canadian dollar floating to Canadian
    dollar fixed...........................      38,456           --       2007       1.41%     1.95%     (1,927)
  Canadian dollar floating to Canadian
    dollar fixed effective 11/98...........      94,777           --       2003          --        --     (5,559)
  Australian dollar floating to Australian
    dollar fixed...........................      42,270           --       2006       5.91%     7.81%     (3,672)
  French franc floating to German mark
    floating...............................      81,820           --       2006       3.69%     3.99%     (1,479)
  French franc fixed to German mark
    floating...............................      82,152           --       2006       6.80%     5.38%      3,036
  German mark floating to French franc
    fixed..................................      82,152           --       2003       5.38%     6.20%     (4,903)
Cross-Currency Interest Rate Swaps:
  US dollar fixed to French franc fixed....     250,000       44,736     2000-2002    6.05%     5.89%     42,540
  US dollar fixed to French franc fixed....     150,000       26,722       2007       7.00%     6.93%     20,516
  US dollar fixed to French franc
    floating...............................     100,000       13,183       2006       7.20%     3.93%     18,408
  US dollar fixed to German mark
    floating...............................     100,000       17,861       2003       5.37%     3.25%     19,016
  US dollar fixed to British pound fixed...     385,386      (23,509)    2002-2004    8.46%     8.43%     20,181
  US dollar fixed to British pound
    floating...............................      28,222       (1,949)      2002       8.72%     7.94%    (28,581)
  US dollar floating to Australian dollar
    fixed..................................     132,296       11,526     1999-2000    5.91%     6.51%    (36,676)
  US dollar floating to Australian dollar
    floating...............................      59,196        4,571     2000-2003    5.91%     5.07%     49,937
  US dollar fixed to Canadian dollar
    floating...............................     100,000        5,223       2010       6.95%     4.83%      7,264
  US dollar fixed to Canadian dollar
    floating...............................      81,727        3,589       1999       6.66%     3.94%      4,849
  US dollar floating to French franc
    fixed..................................     117,834       (4,189)      2000       5.88%     4.23%     (3,943)
                                             ----------     --------                                    --------
                                             $3,154,426     $ 97,764                                    $126,717
                                             ==========     ========                                    ========

                                                                      DECEMBER 31, 1996
                                             -------------------------------------------------------------------
                                                                                     WEIGHTED AVERAGE
                                                            CARRYING                  INTEREST RATE
                                              NOTIONAL    AMOUNT ASSET               ----------------     FAIR
                                               AMOUNT     (LIABILITY)    MATURITY    RECEIVE    PAY      VALUE
                                             ----------   ------------   ---------   -------   ------   --------
Interest Rate Swaps:
  US dollar fixed to US dollar floating....  $  525,000     $     --     1999-2002    6.36%     5.57%   $ (3,383)
  US dollar fixed to US dollar floating....      50,000           --       2006       6.50%     5.50%       (744)
  Canadian dollar floating to Canadian
    dollar fixed...........................      40,134           --       1999       2.94%     7.57%     (3,096)
  Canadian dollar floating to Canadian
    dollar fixed (effective 11/98).........      98,911           --       2003          --        --       (984)
  Australian dollar floating to Australian
    dollar fixed (effective 12/97).........      51,656           --       2006          --        --        745
  French franc floating to German mark
    floating...............................      94,808           --       2006       3.50%     3.47%     (2,683)
  French franc fixed to German mark
    floating...............................      95,194           --       2006       6.80%     5.10%     (1,226)
  German mark floating to French franc
    fixed..................................      95,194           --       1998       5.10%     6.20%       (193)

                       SERVICE CORPORATION INTERNATIONAL

                                                                      DECEMBER 31, 1996
                                             -------------------------------------------------------------------
                                                                                     WEIGHTED AVERAGE
                                                            CARRYING                  INTEREST RATE
                                              NOTIONAL    AMOUNT ASSET               ----------------     FAIR
                                               AMOUNT     (LIABILITY)    MATURITY    RECEIVE    PAY      VALUE
                                             ----------   ------------   ---------   -------   ------   --------
Cross-Currency Interest Rate Swaps:
  US dollar fixed to French franc fixed....     350,000       16,972     2002-2003    6.20%     5.94%        466
  US dollar fixed to French franc fixed....     150,000        7,151       2007       7.00%     6.93%     (4,317)
  US dollar fixed to French franc
    floating...............................     100,000         (599)      2006       7.20%     3.74%      2,686
  US dollar fixed to British pound fixed...     405,109      (40,394)    2002-2004    8.47%     7.98%     21,816
  US dollar fixed to British pound
    floating...............................      33,152       (3,477)      2002       8.72%     6.56%    (37,755)
  US dollar floating to British pound
    floating...............................      76,375       (4,113)      1997       5.50%     6.30%     (4,136)
  US dollar floating to Australian dollar
    fixed..................................      67,568      (10,881)    1999-2000    5.63%     7.02%    (54,636)
  US dollar floating to Australian dollar
    floating...............................      29,436       (5,531)      2000       5.63%     5.93%     38,604
  US dollar fixed to Canadian dollar
    fixed..................................      75,000          133       1999       6.66%     6.64%     (2,463)
  US dollar fixed to Canadian dollar
    floating...............................     100,000        1,089       2010       6.95%     3.54%     (2,939)
                                             ----------     --------                                    --------
                                             $2,437,537     $(39,650)                                   $(54,238)
                                             ==========     ========                                    ========

     At December 31, 1997, after giving consideration to the interest rate and cross-currency swaps, the Company's debt (excluding $150,000 of Provident debt) consists of approximately $1,078,000 of fixed interest rate debt at a weighted average rate of 7.00% and approximately $1,386,000 of floating interest rate debt at a weighted average rate of 5.50%. Additionally, approximately $1,832,000 of the Company's debt consists of foreign denominated debt.

     Interest rate swap settlements are generally semiannual and match the coupons of the underlying debt or related intercompany loan payments on the foreign operations being hedged. In addition, as of December 31, 1997, $566,594 of the interest rate swaps contain provisions which require termination of the swap or convert the swap to a new index if certain interest rate conditions are met. In the cross-currency swaps, the notional amounts are exchangeable in accordance with the terms of the swaps: at maturity for nonamortizing swaps or according to defined amortization tables. Maturities of notional amounts relating to derivative financial instruments held on December 31, 1997, are as follows: 1999- $183,280; 2000-$406,152; 2001-$150,000; 2002-$541,108; and
thereafter -- $1,873,886.

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

     The Company has entered into various derivative financial instruments with major financial institutions to hedge fluctuation exposures in interest and foreign exchange rates (swap agreements). Fair values were obtained from counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions. The net fair value of the Company's various swap agreements at December 31, 1997 is an asset of $126,717 (see note eight). At December 31, 1996, the net fair value was a liability of $54,238. The fair value

                       SERVICE CORPORATION INTERNATIONAL
of the Company's swap agreements may vary substantially with changes in interest and currency rates. The Company's credit exposure is limited to the sum of the fair value of positions that have become favorable to the Company and any accrued interest receivable due from counterparties. Potential credit exposure is dependent upon the maximum adverse impact of interest and currency movement. Such potential credit exposure is minimized by selection of counterparties from a limited group of high quality institutions and inclusion of certain contract provisions. Management believes that any credit exposure with respect to its favorable positions at December 31, 1997 is remote (see note eight).

     Fair value of debt was as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Bank revolving credit agreements and commercial paper.......  $  616,589    $  325,875
6.375% notes due in 2000....................................     150,285       149,220
6.75% notes due in 2001.....................................     151,755       149,876
8.72% amortizing notes due in 2002..........................     150,266       174,861
8.375% notes due in 2004....................................      57,055       215,404
7.375% notes due in 2004....................................     260,725            --
7.2% notes due in 2006......................................     155,730       150,087
6.875% notes due in 2007....................................     152,265       146,154
6.95% notes due in 2010.....................................      60,336        60,388
7.70% notes due in 2009.....................................     214,980            --
Floating rate notes due in 2011 (putable in 1999)...........     200,000            --
7.875% debentures due in 2013...............................      61,001       155,048
7.0% notes due in 2015 (putable in 2002)....................     336,840       307,938
Medium term notes, maturities through 2018, fixed average
  interest rate of 9.31%....................................      43,636       214,178
Convertible debentures, interest rates range from
  4.75% -- 5.5%, due through 2007, conversion price ranges
  from $11.25 -- $43.72.....................................      83,258        39,243
Mortgage and other notes payable with maturities through
  2015, average interest rate of 7.05%......................     138,379       154,720
                                                              ----------    ----------
          Total debt........................................  $2,833,100    $2,242,992
                                                              ==========    ==========

     The fair value of the fixed rate long-term borrowings was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The carrying value of convertible securities has been estimated based on the respective shares of SCI common stock into which such securities may be converted. The carrying value of the Company's revolving credit agreements approximate fair value because the rates on such agreements are variable, based on current market conditions.

     Provident is a party to financial instruments with potential credit risk. The financial instruments result from loans made in the normal course of business to meet the financing needs of borrowers who are principally independent funeral home and cemetery operators. These financial instruments also include loan commitments of approximately $50,000 at December 31, 1997 ($55,017 at December 31, 1996) to extend credit. Provident's total loans outstanding at December 31, 1997 were approximately $199,000. Provident evaluates each borrower's creditworthiness and the amount loaned and collateral obtained, if any, is determined by this evaluation.

     The Company grants credit in the normal course of business and the credit risk with respect to these trade, cemetery and prearranged funeral receivables due from customers is generally considered minimal

                       SERVICE CORPORATION INTERNATIONAL
because of the wide dispersion of the customers served. Procedures are in effect to monitor the creditworthiness of customers and bad debts have not been significant in relation to the volume of revenues.

     Customer payments on prearranged funeral contracts that are placed in state regulated trusts or used to pay premiums on life insurance contracts generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

NOTE TEN

COMMITMENTS

     The annual payments for operating leases (primarily for funeral home facilities and transportation equipment) are as follows:

1998........................................................    $62,462
1999........................................................     44,340
2000........................................................     32,928
2001........................................................     24,517
2002........................................................     19,481
Thereafter..................................................     79,160

     The majority of these operating leases contain one of the following options: (a) purchase the property at the fair value at date of exercise, (b) purchase the property for a value determined at the inception of the lease or
(c) renew for the fair rental value at the end of the primary term of the lease. Some of the equipment leases contain residual value exposures. For the three years ended December 31, 1997, rental expense was $71,225, $64,073 and $47,848, respectively.

     The Company has entered into management, consultative and noncompetition agreements (generally for five to 10 years) with certain officers of the Company and former owners and key employees of businesses acquired. During the three years ended December 31, 1997, $68,667, $55,688 and $55,419, respectively, were charged to expense. At December 31, 1997, the maximum estimated future expense under all agreements with a remaining term in excess of one year is $321,265, including $11,477 with certain officers of the Company.

     The Company has a minimum purchase agreement with a major casket manufacturer for its North American operations. The agreement contains provisions to increase the minimum annual purchases for normal price increases and for the maintenance of product quality. The agreement expires in December 1998 and contains a remaining purchase commitment of $54,815. During the three years ended December 31, 1997, the Company purchased caskets for $57,574, $54,431 and $48,828, respectively, under this agreement.

NOTE ELEVEN

CONVERTIBLE PREFERRED SECURITIES OF SCI FINANCE LLC

     During 1997, the Company redeemed all the outstanding shares of its convertible preferred shares into 11,178,522 shares of Company common stock and cash.

NOTE TWELVE

STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 1997. At December 31, 1997, 500,000,000 common shares of $1 par value were authorized, 252,923,784 shares were issued and outstanding (236,193,427 at December 31, 1996), net of 66,373 shares held, at cost, in treasury (9,813 at December 31, 1996).

                       SERVICE CORPORATION INTERNATIONAL

     The Company has benefit plans whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless, at the discretion of the Company's Compensation Committee of the Board of Directors, alternative vesting methods are allowed. At December 31, 1997, 15,668,000 options had been granted to officers and key employees of the Company which contain alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging from seven to nine years from date of grant. At December 31, 1997 and 1996, 7,628,350 and 14,802,500 shares, respectively, were reserved for future option grants under all stock option plans.

     The following tables set forth certain stock option information:

                                                                         WEIGHTED-AVERAGE
                                                            OPTIONS       EXERCISE PRICE
                                                           ----------    ----------------
Outstanding at December 31, 1994.........................  10,374,052         $12.01
  Granted................................................   2,854,000          16.35
  Exercised..............................................    (668,552)          7.53
  Cancelled..............................................    (977,668)         12.81
                                                           ----------         ------
Outstanding at December 31, 1995.........................  11,581,832          13.27
                                                           ----------         ------
  Granted................................................   2,239,200          22.63
  Exercised..............................................    (724,425)          8.82
  Cancelled..............................................     (47,338)         20.45
                                                           ----------         ------
Outstanding at December 31, 1996.........................  13,049,269          15.09
                                                           ----------         ------
  Granted................................................   7,144,150          30.37
  Exercised..............................................    (775,716)         12.51
  Cancelled..............................................    (104,252)         22.85
                                                           ----------         ------
Outstanding at December 31, 1997.........................  19,313,451         $20.81
                                                           ----------         ------
Exercisable at December 31, 1997.........................   9,488,214         $14.07
                                                           ==========         ======
Exercisable at December 31, 1996.........................   1,055,435
                                                           ==========
Exercisable at December 31, 1995.........................   1,206,762
                                                           ==========

                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 -------------------------------------------   ------------------------
                                   WEIGHTED-       WEIGHTED-                  WEIGHTED-
                    NUMBER          AVERAGE         AVERAGE       NUMBER       AVERAGE
   RANGE OF      OUTSTANDING       REMAINING       EXERCISE    EXERCISABLE    EXERCISE
EXERCISE PRICE   AT 12/31/97    CONTRACTUAL LIFE     PRICE     AT 12/31/97      PRICE
--------------   ------------   ----------------   ---------   ------------   ---------
 $ 8.33- 9.41        272,004          1.7           $ 9.01        272,004      $ 9.01
  12.88-18.38      9,827,954          9.0            13.83      8,334,298       13.34
  20.09-29.59      4,756,993          4.6            25.64        881,912       22.60
  31.56-33.31      4,456,500          3.5            31.76             --          --
 ------------     ----------          ---           ------      ---------      ------
 $ 8.33-33.31     19,313,451          6.5           $20.81      9,488,214      $14.07
 ============     ==========          ===           ======      =========      ======

     The Company's 1996 Incentive Plan reserves 12,000,000 shares of common stock for future awards of stock options, restricted stock and other stock based awards to officers and key employees of the Company. The Company's 1996 Non-qualified Incentive Plan reserves 4,000,000 shares of common stock for future

                       SERVICE CORPORATION INTERNATIONAL
awards of nonqualified stock options to employees who are not officers of the Company. Under the Company's 1995 Stock Plan for Non-Employee Directors, non-employee directors automatically receive yearly awards of restricted stock through the year 2000. Each award is for 3,000 shares of common stock and vests after one year of service.

     For the three years ended December 31, 1997, 73,000, 49,600 and 128,600 shares of restricted stock were awarded at average fair values of $33.35, $25.76 and $14.60, respectively.

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

     The Company has adopted the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for its option plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by FAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
Net income
  As reported........................................  $333,750   $265,298   $183,588
  Pro forma..........................................   315,733    252,929    181,285
Basic earnings per share
  As reported........................................  $   1.36   $   1.13   $    .92
  Pro forma..........................................      1.30       1.07        .91
Diluted earnings per share
  As reported........................................  $   1.31   $   1.08   $    .86
  Pro forma..........................................      1.25       1.03        .85

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: dividend yield of 1%, 1% and 1%; expected volatility of 26.6%, 25.3% and 25.3%; a risk free interest rate of 6.5%, 6.8% and 5.8%; and an expected holding period of 8, 9 and 7 years.

NOTE THIRTEEN

RETIREMENT PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all United States employees, a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for non-employee directors (Directors' Plan).

     For the pension plan, retirement benefits are generally based on years of service and compensation. The Company annually contributes to the pension plan an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments, and marketable equity securities. The marketable equity securities include shares of Company common stock with a value of $12,141 at

                       SERVICE CORPORATION INTERNATIONAL

December 31, 1997. Most foreign employees are covered by various foreign government mandated or defined contribution plans which are adequately funded and are not considered material to the financial condition or results of operations of the Company. The plans' liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

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

     The net cost for the four defined plans described above were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
Service cost -- benefits earned during the period....  $  9,806   $  8,550   $  6,996
Interest cost on projected benefit obligation........    10,033      9,400      9,114
Return on plan assets................................   (22,121)   (13,341)   (15,752)
Net amortization and deferral of gain................    15,838      9,747     12,189
                                                       --------   --------   --------
                                                       $ 13,556   $ 14,356   $ 12,547
                                                       ========   ========   ========

     The plans' funded status were as follows:

                                                           DECEMBER 31,
                                           ---------------------------------------------
                                                   1997                    1996
                                           ---------------------   ---------------------
                                            FUNDED    NON-FUNDED    FUNDED    NON-FUNDED
                                             PLAN       PLANS        PLAN       PLANS
                                           --------   ----------   --------   ----------
Vested benefit obligation................  $ 88,220    $ 38,388    $ 76,701    $ 40,130
                                           ========    ========    ========    ========
Accumulated benefit obligation...........  $ 92,767    $ 39,754    $ 80,228    $ 40,245
                                           ========    ========    ========    ========
Projected benefit obligation.............  $101,293    $ 39,840    $ 88,080    $ 40,280
Plans' assets at fair value..............   125,166          --     103,603          --
                                           --------    --------    --------    --------
Plans' assets in excess (deficit) of
  projected benefit obligation...........    23,873     (39,840)     15,523     (40,280)
Unrecognized net (gain) loss from past
  experience and effects of changes in
  assumptions............................    (5,539)      5,823       1,634       7,484
Prior service (benefit) cost not yet
  recognized in net periodic pension
  cost...................................    (1,674)      8,364      (2,035)     10,749
                                           --------    --------    --------    --------
Prepaid (accrued) pension cost...........    16,660     (25,653)     15,122     (22,047)
Adjustment for additional minimum
  liability..............................        --     (14,101)         --     (18,198)
                                           --------    --------    --------    --------
Retirement plan asset (liability)........  $ 16,660    $(39,754)   $ 15,122    $(40,245)
                                           ========    ========    ========    ========

                       SERVICE CORPORATION INTERNATIONAL

     The following assumed rates were used in the determination of the plans' funded status:

                                                               1997                  1996
                                                        -------------------   -------------------
                                                        FUNDED   NON-FUNDED   FUNDED   NON-FUNDED
                                                         PLAN      PLANS       PLAN      PLANS
                                                        ------   ----------   ------   ----------
Discount rate used to determine obligations...........   7.25%      7.25%       7.5%       7.5%
Assumed rate of compensation increase.................    5.5        5.5        5.5        5.5
Assumed rate of return on plan assets.................    9.0         --        8.5         --

NOTE FOURTEEN

MAJOR SEGMENTS OF BUSINESS

     The Company conducts funeral and cemetery operations in 17 countries and offers financial services in the United States.

                                                                FINANCIAL
                                       FUNERAL      CEMETERY     SERVICES    CORPORATE    CONSOLIDATED
                                      ----------   ----------   ----------   ----------   ------------
Revenues:
  1997..............................  $1,727,003   $  724,862   $   16,537   $       --   $ 2,468,402
  1996..............................   1,663,387      612,421       18,386           --     2,294,194
  1995..............................   1,166,247      463,754       22,125           --     1,652,126
Income from operations:
  1997..............................  $  408,083   $  271,897   $    7,632   $  (66,781)  $   620,831
  1996..............................     380,841      214,721        8,890      (63,215)      541,237
  1995..............................     295,151      160,442        9,628      (53,600)      411,621
Identifiable assets:
  1997..............................  $6,553,708   $3,309,431   $  200,562   $  243,162   $10,306,863
  1996..............................   5,905,246    2,638,775      148,193      177,556     8,869,770
  1995..............................   5,110,145    2,157,906      218,963      185,373     7,672,387
Depreciation and amortization:
  1997..............................  $  127,359   $   21,611   $        5   $    8,575   $   157,550
  1996..............................     103,696       18,601            9        7,513       129,819
  1995..............................      72,477       11,772           33        8,259        92,541
Capital expenditures:(1)
  1997..............................  $  273,191   $  404,100   $        2   $   14,698   $   691,991
  1996..............................     234,673      268,039           --       11,582       514,294
  1995..............................     442,227      480,372           10        6,090       928,699
Number of operating locations at
  year end (unaudited):
  1997..............................       3,244          441           --           --         3,685
  1996..............................       2,987          390           --           --         3,377
  1995..............................       2,836          360           --           --         3,196

---------------

(1) Includes $461,459, $321,142 and $803,468 for the three years ended December 31, 1997, respectively, for purchases of property, plant, and equipment and cemetery property of acquired businesses.

                       SERVICE CORPORATION INTERNATIONAL

Geographic segment information was as follows:

                                         UNITED                    OTHER       OTHER
                                         STATES       FRANCE      EUROPEAN    FOREIGN    CONSOLIDATED
                                       ----------   ----------   ----------   --------   ------------
Revenues:
  1997...............................  $1,588,831   $  485,264   $  225,087   $169,220   $ 2,468,402
  1996...............................   1,409,409      537,079      184,943    162,763     2,294,194
  1995...............................   1,178,407      190,091      151,225    132,403     1,652,126
Income from operations:
  1997...............................  $  471,237   $   54,541   $   44,747   $ 50,306   $   620,831
  1996...............................     400,622       52,204       37,376     51,035       541,237
  1995...............................     314,698       18,743       34,214     43,966       411,621
Identifiable assets:
  1997...............................  $7,340,407   $1,171,877   $1,059,238   $735,341   $10,306,863
  1996...............................   6,135,950    1,252,738      923,692    557,390     8,869,770
  1995...............................   5,256,876    1,169,484      777,247    468,780     7,672,387
Number of operating locations at year
  end (unaudited):
  1997...............................       1,574        1,101          712        298         3,685
  1996...............................       1,441        1,056          631        249         3,377
  1995...............................       1,274        1,067          618        237         3,196
Number of funerals (unaudited):
  1997...............................     231,243      148,223      102,985     50,678       533,129
  1996...............................     217,471      150,269       92,491     50,039       510,270
  1995...............................     198,682       49,298       81,101     44,381       373,462

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIFTEEN

SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts was as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1997         1996
                                                              ----------    --------
Cash and cash equivalents:
  Cash......................................................  $   41,264    $ 41,344
  Commercial paper and temporary investments................       5,613       2,787
                                                              ----------    --------
                                                              $   46,877    $ 44,131
                                                              ==========    ========
Receivables and allowances:
  Current:
     Trade accounts.........................................  $  312,931    $273,696
     Cemetery contracts.....................................     269,503     236,578
     Loans and other........................................      80,109      69,174
                                                              ----------    --------
                                                                 662,543     579,448
                                                              ----------    --------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      52,597      45,155
     Unearned finance charges...............................      52,465      39,717
                                                              ----------    --------
                                                                 105,062      84,872
                                                              ----------    --------
                                                              $  557,481    $494,576
                                                              ==========    ========
  Long-term:
     Cemetery contracts.....................................  $  387,566    $311,847
     Trusted cemetery merchandise sales.....................     486,139     371,400
     Loans and other........................................     207,687     206,897
                                                              ----------    --------
                                                               1,081,392     890,144
                                                              ----------    --------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      35,964      29,951
     Unearned finance charges...............................      64,307      50,906
                                                              ----------    --------
                                                                 100,271      80,857
                                                              ----------    --------
                                                              $  981,121    $809,287
                                                              ==========    ========

                       SERVICE CORPORATION INTERNATIONAL

     Interest rates on cemetery contracts and loans and other notes receivable range from 1.5% to 19.0% at December 31, 1997. Included in loans and other notes receivable are $16,049 in notes with officers and employees of the Company, the majority of which are collateralized by real estate, and $24,095 in notes with other related parties.

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Cemetery property:
  Undeveloped land..........................................  $1,234,321    $1,003,961
  Developed land, lawn crypts and mausoleums................     402,538       376,252
                                                              ----------    ----------
                                                              $1,636,859    $1,380,213
                                                              ==========    ==========
Property, plant and equipment:
  Land......................................................  $  422,877    $  355,017
  Buildings and improvements................................   1,152,235     1,017,334
  Operating equipment.......................................     413,108       358,577
  Leasehold improvements....................................      46,853        45,606
                                                              ----------    ----------
                                                               2,035,073     1,776,534
                                                              ----------    ----------
  Less: accumulated depreciation............................    (390,936)     (319,459)
                                                              ----------    ----------
                                                              $1,644,137    $1,457,075
                                                              ==========    ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $   63,868    $   68,912
  Dividends.................................................      18,975        14,189
  Payroll...................................................      70,957        78,233
  Interest..................................................      31,665        28,984
  Insurance.................................................      41,799        33,263
  Bank overdraft............................................      29,977        48,312
  Other.....................................................     168,390       168,904
                                                              ----------    ----------
                                                              $  425,631    $  440,797
                                                              ==========    ==========

NON-CASH TRANSACTIONS

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997       1996        1995
                                                      --------    -------    --------
Common stock issued under restricted stock plans....  $  2,405    $ 1,278    $  1,868
Minimum liability under retirement plans............    (4,097)    (2,235)      4,213
Debenture conversions to common stock...............     6,417      1,240     188,707
Common stock issued in acquisitions.................    83,173     15,823     109,277
Debt issued in acquisitions.........................    21,325     26,467     114,609
Conversion of preferred securities of SCI Finance
  LLC...............................................   167,911         --          --

                       SERVICE CORPORATION INTERNATIONAL

NOTE SIXTEEN

EARNINGS PER SHARE

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". All prior periods presented have been restated to conform to this new standard. A reconciliation of the numerators and denominators of the basic and diluted per share computations for income before extraordinary item follows:

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1997          1996          1995
                                                     ----------    ----------    ----------
                                                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (numerator):
  Income before extraordinary item -- basic........   $374,552      $265,298      $183,588
  After tax interest on convertible debentures.....      4,611         8,031        13,384
                                                      --------      --------      --------
  Income before extraordinary item -- diluted......   $379,163      $273,329      $196,972
                                                      ========      ========      ========
Shares (denominator):
  Shares -- basic..................................    245,470       235,299       199,603
     Stock options and warrants....................      4,827         3,919         3,709
     Convertible debentures........................      2,212         2,187        15,190
     Convertible preferred securities of SCI
       Finance LLC.................................      5,272        11,465        11,465
                                                      --------      --------      --------
  Shares -- diluted................................    257,781       252,870       229,967
                                                      ========      ========      ========
Earnings per share before extraordinary item:
  Basic............................................   $   1.53      $   1.13      $    .92
  Diluted..........................................   $   1.47      $   1.08      $    .86
                                                      ========      ========      ========

NOTE SEVENTEEN

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST*      SECOND      THIRD       FOURTH        YEAR
                                     --------    --------    --------    --------    ----------
Revenues:
  1997.............................  $638,449    $601,141    $584,818    $643,994    $2,468,402
  1996.............................   575,453     564,749     544,500     609,492     2,294,194
Gross profit:
  1997.............................   188,152     163,183     151,772     184,505       687,612
  1996.............................   160,168     144,063     131,378     168,843       604,452
Net income:
  1997.............................    90,345      78,801      72,724      91,880       333,750
  1996.............................    71,897      62,250      57,395      73,756       265,298
Basic earnings per share:
  1997.............................       .38         .33         .29         .36          1.36
  1996.............................       .31         .26         .25         .31          1.13
Diluted earnings per share:
  1997.............................       .36         .31         .28         .36          1.31
  1996.............................       .29         .25         .24         .30          1.08

---------------

* The quarter ended March 31, 1997 includes (1) a $68,100 gain ($42,000 after tax) on the sale of the Company's interest in ECI and (2) a $40,802 extraordinary loss (net of tax) on the early extinguishment of debt.

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1997

                                       BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE
                                       BEGINNING    COSTS AND       OTHER                       AT END
             DESCRIPTION               OF PERIOD     EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)   OF PERIOD
             -----------               ----------   ----------   -----------   -------------   ---------
                                                                  (THOUSANDS)
Current --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 1997....   $45,155      $23,400       $ 5,333       $(21,291)     $ 52,597
     Year ended December 31, 1996....    34,147       14,187         6,638         (9,817)       45,155
     Year ended December 31, 1995....    20,156        8,853        10,904         (5,766)       34,147
Due After One Year -- Allowance for
  contract cancellations and doubtful
  accounts:
     Year ended December 31, 1997....   $29,951      $ 6,202       $ 1,123       $ (1,312)     $ 35,964
     Year ended December 31, 1996....    23,298        3,072         3,581             --        29,951
     Year ended December 31, 1995....    16,086        2,999         4,689           (476)       23,298

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", (ii) with respect to Items 11 and 13 under the captions "Certain Information with Respect to Officers and Directors", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders." The information as specified in the preceding sentence is incorporated herein by reference. Notwithstanding anything set forth in this Form 10-K, the information under the caption "Compensation Committee Report on Executive Compensation" and under the captions "Overview of Executive Compensation" and "Performance Graph" in such Proxy Statement are not incorporated by reference into this Form 10-K.

     The information regarding the Company's executive officers called for by
Item 401 of Regulation S-K has been included in PART I of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)-(2) Financial Statements and Schedule:

     The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 21 of this report.

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index on pages 54-56 are filed as part of this report.

     (b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

     (c) Included in (a) above.

     (d) Included in (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SERVICE CORPORATION INTERNATIONAL

Dated: March 27, 1998                   By:           JAMES M. SHELGER
                                           -------------------------------------
                                                    (James M. Shelger,
                                              Senior Vice President, General
                                                  Counsel and Secretary)

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

                      SIGNATURE                                        TITLE                         DATE
                      ---------                                        -----                         ----

                    R. L. WALTRIP*                     Chairman of the Board and Chief          March 27, 1998
-----------------------------------------------------    Executive Officer
                   (R. L. Waltrip)

                 GEORGE R. CHAMPAGNE*                  Senior Vice President Chief Financial    March 27, 1998
-----------------------------------------------------    Officer (Principal Financial
                (George R. Champagne)                    Officer)

                   WESLEY T. MCRAE                     Corporate Controller of SCI              March 27, 1998
-----------------------------------------------------    Management Corporation, a
                  (Wesley T. McRae)                      subsidiary of the Registrant
                                                         (Principal Accounting Officer)

                  ANTHONY L. COELHO*                   Director                                 March 27, 1998
-----------------------------------------------------
                 (Anthony L. Coelho)

                  DOUGLAS M. CONWAY*                   Director                                 March 27, 1998
-----------------------------------------------------
                 (Douglas M. Conway)

                  JACK FINKELSTEIN*                    Director                                 March 27, 1998
-----------------------------------------------------
                 (Jack Finkelstein)

                   A. J. FOYT, JR.*                    Director                                 March 27, 1998
-----------------------------------------------------
                  (A. J. Foyt, Jr.)

                 JAMES J. GAVIN, JR.*                  Director                                 March 27, 1998
-----------------------------------------------------
                (James J. Gavin, Jr.)

                   JAMES H. GREER*                     Director                                 March 27, 1998
-----------------------------------------------------
                  (James H. Greer)

               L. WILLIAM HEILIGBRODT*                 Director                                 March 27, 1998
-----------------------------------------------------
              (L. William Heiligbrodt)

                      SIGNATURE                                        TITLE                         DATE
                      ---------                                        -----                         ----

                    B. D. HUNTER*                      Director                                 March 27, 1998
-----------------------------------------------------
                   (B. D. Hunter)

                 JOHN W. MECOM, JR.*                   Director                                 March 27, 1998
-----------------------------------------------------
                (John W. Mecom, Jr.)

               CLIFTON H. MORRIS, JR.*                 Director                                 March 27, 1998
-----------------------------------------------------
              (Clifton H. Morris, Jr.)

                 E. H. THORNTON, JR.*                  Director                                 March 27, 1998
-----------------------------------------------------
                (E. H. Thornton, Jr.)

                  W. BLAIR WALTRIP*                    Director                                 March 27, 1998
-----------------------------------------------------
                 (W. Blair Waltrip)

                 EDWARD E. WILLIAMS*                   Director                                 March 27, 1998
-----------------------------------------------------
                (Edward E. Williams)

                * By JAMES M. SHELGER
  -------------------------------------------------
       (James M. Shelger, as Attorney-In-Fact
         For each of the Persons indicated)

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           3.1           -- Restated Articles of Incorporation. (Incorporated by
                            reference to Exhibit 3.1 to Registration Statement No.
                            333-10867 on Form S-3).
           3.2           -- Articles of Amendment to Restated Articles of
                            Incorporation. (Incorporated by reference to Exhibit 3.1
                            to Form 10-Q for the fiscal quarter ended September 30,
                            1996).
           3.3           -- Statement of Resolution Establishing Series of Shares of
                            Series C junior Participating Preferred Stock, dated
                            August 5, 1988. (Incorporated by reference to Exhibit 3.1
                            to Form 10-Q for the fiscal quarter ended July 31, 1988).
           3.4           -- Bylaws, as amended. (Incorporated by reference to Exhibit
                            3.7 to Form 10-K for the fiscal year ended December 31,
                            1991).
           4.1           -- Rights Agreement dated as of July 18, 1988 between the
                            Company and Texas Commerce Bank National Association.
                            (Incorporated by reference to Exhibit 1 to Form 8-K dated
                            July 18, 1988).
           4.2           -- Amendment, dated as of May 10, 1990, to the Rights
                            Agreement, dated as of July 18, 1988, between the Company
                            and Texas Commerce Bank National Association.
                            (Incorporated by reference to Exhibit 1 to Form 8-K dated
                            May 10, 1990).
           4.3           -- Agreement Appointing a Successor Rights Agent under
                            Rights Agreement, dated as of June 1, 1990, by the
                            Company and Ameritrust Company National Association.
                            (Incorporated by reference to Exhibit 4.1 to Form 10-Q
                            for the fiscal quarter ended June 30, 1990).
           4.4           -- Undertaking to furnish instruments related to long-term debt.
          10.1           -- Retirement Plan For Non-Employee Directors. (Incorporated
                            by reference to Exhibit 10.1 to Form 10-K for the fiscal
                            year ended December 31, 1991).
          10.2           -- Agreement dated May 14, 1992 between the Company, R. L.
                            Waltrip and related parties relating to life insurance.
                            (Incorporated by reference to Exhibit 10.4 to Form 10-K
                            for the fiscal year ended December 31, 1992).
          10.3           -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, further amended and
                            restated as of May 12, 1993, and further amended and
                            restated as of January 1, 1997, between SCI Executive
                            Services, Inc. and R. L. Waltrip. (Incorporated by
                            reference to Exhibit 10.3 to Form 10-K for the fiscal
                            year ended December 31, 1996).
          10.4           -- Non-Competition Agreement and Amendment to Employment
                            Agreement, dated November 11, 1991, among the Company, R.
                            L. Waltrip and Claire Waltrip. (Incorporated by reference
                            to Exhibit 10.9 to Form 10-K for the fiscal year ended
                            December 31, 1992).
          10.5           -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and L. William Heiligbrodt.
          10.6           -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and W. Blair Waltrip.
          10.7           -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and John W. Morrow, Jr.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.8           -- Employment Agreement, dated November 11, 1991, as amended and restated as of August 12, 1992, further amended and
                            restated as of May 12, 1993, and further amended and
                            restated as of January 1, 1995, between Service
                            Corporation International and Jerald L. Pullins.
          10.9           -- Form of Employment Agreement pertaining to officers
                            (other than the officers identified in the preceding
                            exhibits).
          10.10          -- Form of 1986 Stock Option Plan. (Incorporated by
                            reference to Exhibit 10.21 to Form 10-K for the fiscal
                            year ended December 31, 1991).
          10.11          -- Amendment to 1986 Stock Option Plan, dated February 12,
                            1997. (Incorporated by reference to Exhibit 10.11 to Form
                            10-K for the fiscal year ended December 31, 1996).
          10.12          -- Amendment to 1986 Stock Option Plan, dated November 13,
                            1997.
          10.13          -- Amended 1987 Stock Plan. (Incorporated by reference to
                            Appendix A to Proxy Statement dated April 1, 1991).
          10.14          -- First Amendment to Amended 1987 Stock Plan. (Incorporated
                            by reference to Exhibit 10.23 to Form 10-K for the fiscal
                            year ended December 31, 1993).
          10.15          -- 1993 Long-Term Incentive Stock Option Plan. (Incorporated
                            by reference to Exhibit 4.12 to Registration Statement
                            No. 333-00179 on Form S-8).
          10.16          -- Amendment to 1993 Long-Term Incentive Stock Option Plan,
                            dated February 12, 1997. (Incorporated by reference to
                            Exhibit 10.15 to Form 10-K for the fiscal year ended
                            December 31, 1996).
          10.17          -- Amendment to 1993 Long-Term Incentive Stock Option Plan,
                            dated November 13, 1997.
          10.18          -- Service Corporation International ECI Stock Option Plan.
                            (Incorporated by reference to Exhibit 10.1 to Form 10-Q
                            for the fiscal quarter ended September 30, 1994).
          10.19          -- 1995 Incentive Equity Plan. (Incorporated by reference to
                            Annex B to Proxy Statement dated April 17, 1995).
          10.20          -- Amendment to 1995 Incentive Equity Plan, dated February
                            12, 1997. (Incorporated by reference to Exhibit 10.18 to
                            Form 10-K for the fiscal year ended December 31, 1996).
          10.21          -- Amendment to 1995 Incentive Equity Plan, dated November
                            13, 1997.
          10.22          -- 1995 Stock Plan for Non-Employee Directors. (Incorporated
                            by reference to Annex A to Proxy Statement dated April
                            17, 1995).
          10.23          -- 1996 Incentive Plan. (Incorporated by reference to Annex
                            A to Proxy Statement dated April 15, 1996).
          10.24          -- Amendment to 1996 Incentive Plan, dated February 12,
                            1997. (Incorporated by reference to Exhibit 10.22 to Form
                            10-K for the fiscal year ended December 31, 1996).
          10.25          -- Amendment to 1996 Incentive Plan, dated November 13,
                            1997.
          10.26          -- Split Dollar Life Insurance Plan. (Incorporated by
                            reference to Exhibit 10.36 to Form 10-K for the fiscal
                            year ended December 31, 1995).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.27          -- Agreement for Reorganization, dated August 15, 1989 among
                            Morrow Partners, Inc., J.W. Morrow Investment Company,
                            John W. Morrow Jr., Billy Dee Davis and the Company;
                            Agreement-Not-To-Compete, dated August 15, 1989, between
                            John W. Morrow, Jr., Morrow Partners, Inc. and the
                            Company, and; Lease dated August 15, 1989, by John W.
                            Morrow, Jr. and Crawford A. Crim Funeral Home, Inc.
                            (Incorporated by reference to Exhibit 10.27 to Form 10-K
                            for the fiscal year ended December 31, 1989).
          10.28          -- Supplemental Executive Retirement Plan for Senior
                            Officers (as Amended and Restated Effective as of
                            December 31, 1993). (Incorporated by reference to Exhibit
                            10.21 to Form 10-K for the fiscal year ended December 31,
                            1993).
          10.29          -- First Amendment to Supplemental Executive Retirement Plan
                            for Senior Officers. (Incorporated by reference to
                            Exhibit 10.26 to Form 10-K for the fiscal year ended
                            December 31, 1994).
          10.30          -- Second Amendment to Supplemental Executive Retirement
                            Plan for Senior Officers. (Incorporated by reference to
                            Exhibit 10.1 to Form 10-Q for the fiscal quarter ended
                            June 30, 1997).
          10.31          -- Deferred Compensation Plan.
          10.32          -- Second Supplemental Indenture, dated January 19, 1996,
                            between the Company and Texas Commerce Bank National
                            Association regarding Indenture dated May 1, 1970.
          12.1           -- Ratio of Earnings to Fixed Charges.
          21.1           -- Subsidiaries of the Company.
          23.1           -- Consent of Independent Accountants (Coopers & Lybrand
                            L.L.P.).
          24.1           -- Powers of Attorney.
          27             -- Financial Data Schedules.

In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.26 and 10.28 through 10.31.