Form 10-Q
period 1998-03-31
SERVICE CORPORATION INTERNATIONAL
filed 1998-05-14
CIK 89089

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549




      (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                    or

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

The number of shares outstanding of the registrant's common stock as of May 12, 1998, was 255,998,673 (excluding treasury shares).

                     SERVICE CORPORATION INTERNATIONAL



                                   INDEX

                                                                        Page
Part I  Financial Information

        Consolidated Statement of Income (Unaudited) -
         Three Months Ended March 31, 1998 and 1997                         3

        Consolidated Balance Sheet -
         March 31, 1998 (Unaudited) and December 31, 1997                   4

        Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended March 31, 1998 and 1997                         5

        Consolidated Statement of Stockholders' Equity (Unaudited) -
         Three Months Ended March 31, 1998                                  6

        Notes to the Consolidated Financial Statements (Unaudited)     7 - 12

        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    13 - 18


PartII  Other Information                                                  19

        Signature                                                          19

                                      2

                     SERVICE CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                                 Three Months Ended March 31,
(Dollars in thousands, except per share amounts)       1998        1997
---------------------------------------------------------------------------


Revenues.........................................    $682,684    $638,449
Costs and expenses...............................    (466,556)   (450,297)
                                                     --------    --------
Gross profit.....................................     216,128     188,152

General and administrative expenses..............     (17,008)    (16,628)
                                                     --------    --------
Income from operations...........................     199,120     171,524

Interest expense.................................     (37,710)    (34,538)
Dividends on preferred securities of SCI Finance LLC     -         (2,629)
Other income.....................................       6,651       3,090
Gain on sale of investment.......................        -         68,077
                                                     --------    --------
                                                      (31,059)     34,000
Income before income taxes and
   extraordinary loss............................     168,061     205,524
Provision for income taxes.......................     (59,275)    (74,377)
                                                     --------    --------

Income before extraordinary loss.................     108,786     131,147
Extraordinary loss on early extinguishment of
   debt (net of income taxes of $23,383).........       -         (40,802)
                                                     --------    --------
Net income.......................................    $108,786    $ 90,345
                                                     ========    ========

Earnings per share:
   Basic:
    Income before extraordinary loss.............    $    .43    $    .55
    Extraordinary loss on early extinguishment
     of debt                                            -            (.17)
                                                     --------    --------
    Net income...................................    $    .43    $    .38
                                                     ========    ========
   Diluted:
    Income before extraordinary loss.............    $    .42    $    .52
    Extraordinary loss on early extinguishment
     of debt                                            -            (.16)
                                                     --------    --------
    Net income...................................    $    .42    $    .36
                                                     ========    ========

Dividends per share..............................    $    .09    $    .08
                                                     ========    ========

Basic weighted average number of shares .........     254,635     237,264
                                                     ========    ========
Diluted weighted average number of shares .......     261,768     255,538
                                                     ========    ========

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED BALANCE SHEET

                                                   March 31,
                                                     1998       December 31,
(Dollars in thousands, except per share amounts)  (Unaudited)       1997
-----------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents..................... $   241,587    $    46,877
   Receivables, net of allowances................     574,154        557,481
   Inventories...................................     170,410        172,169
   Other.........................................      36,919         34,881
                                                  -----------    -----------
    Total current assets.........................   1,023,070        811,408
                                                  -----------    -----------

Investments - insurance subsidiary...............     606,629        574,728
Prearranged funeral contracts ...................   2,683,364      2,610,632
Long-term receivables ...........................   1,049,608        981,121
Cemetery property, at cost.......................   1,680,857      1,636,859
Property, plant and equipment, at cost (net).....   1,674,988      1,644,137
Deferred charges and other assets................     559,958        549,862
Names and reputations (net)......................   1,520,286      1,498,116
                                                  -----------   ------------
                                                  $10,798,760   $ 10,306,863
                                                  ===========   ============
Liabilities & Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities...... $   405,933   $    425,631
   Current maturities of long-term debt..........      64,603         64,570
   Income taxes .................................      99,752         45,241
                                                  -----------   ------------
    Total current liabilities....................     570,288        535,442
                                                  -----------   ------------

Long-term debt...................................   2,842,697      2,634,699
Deferred income taxes............................     707,852        701,221
Other liabilities ...............................     566,950        546,140
Deferred prearranged funeral contract revenues  .   3,280,549      3,163,357
Stockholders' equity:
   Common  stock,  $1  per  share  par  value,
    500,000,000  shares  authorized,
    255,902,790 and  252,923,784,  respectively,
    issued and  outstanding                           255,903        252,924
   Capital in excess of par value................   1,503,626      1,493,246
   Retained earnings.............................   1,069,086        983,353
   Accumulated other comprehensive income/(loss).       1,809         (3,519)
                                                  -----------   ------------
    Total stockholders' equity...................   2,830,424      2,726,004
                                                  -----------   ------------
                                                  $10,798,760   $ 10,306,863
                                                  ===========   ============

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                Three Months Ended March 31,
(Dollars in thousands)                                1998          1997
-----------------------------------------------------------------------------

Cash flows from operating activities:
Net income........................................  $108,786     $  90,345
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization..................    42,853        37,321
   Provision for deferred income taxes............    10,708        16,216
   Extraordinary loss on early extinguishment of
    debt, net of income taxes                           -           40,802
   Gains from dispositions (net)..................    (2,117)      (68,970)
   Change in assets and liabilities, net of
    effects from acquisitions:
    (Increase) in receivables.....................   (64,812)      (34,037)
    (Increase) decrease in other assets...........   (14,912)        1,209
    Increase (decrease) in payables and
     other liabilities............................    57,906        (2,805)
    Other.........................................     1,219         7,274
                                                    --------     ---------
Net cash provided by operating activities ........   139,631        87,355
                                                    --------     ---------

Cash flows from investing activities:
   Capital expenditures...........................   (56,465)     (31,593)
   Change in prearranged funeral balances.........    16,718       (7,000)
   Purchases of securities - insurance subsidiary.  (245,244)    (451,602)
   Sales of securities - insurance subsidiary.....   244,687      434,444
   Proceeds from sales of property and equipment..     5,135        1,886
   Acquisitions, net of cash acquired.............   (55,608)    (117,266)
   Loans issued by finance subsidiary.............   (23,837)     (27,643)
   Principal payments received on loans by
    finance subsidiary............................     4,296        2,676
   Proceeds from sale of equity investment........      -         147,739
   Purchases of equity investments................    (2,436)     (18,960)
   Other..........................................     7,952       (7,807)
                                                   ---------    ---------
Net cash (used in) investing activities...........  (104,802)     (75,126)
                                                   ---------    ---------

Cash flows from financing activities:
   Increase (decrease) in borrowings under
    revolving credit agreements...................  (284,031)     469,655
   Long-term debt issued..........................   500,000         -
   Payments of debt...............................   (27,021)     (15,842)
   Early extinguishment of debt...................      -        (449,998)
   Dividends paid.................................   (18,795)     (14,189)
   Bank overdrafts and other......................   (10,272)       1,425
                                                   ---------    ---------
Net cash provided by (used in) financing activities  159,881       (8,949)
                                                   ---------    ---------
Net increase in cash and cash equivalents.........   194,710        3,280
Cash and cash equivalents at beginning of period..    46,877       44,131
                                                   ---------    ---------
Cash and cash equivalents at
 March 31, 1998 and 1997.......................... $ 241,587    $  47,411
                                                   =========    =========

Cash used for:
   Interest....................................... $  21,719    $  32,646
                                                   =========    =========
   Taxes..........................................    16,126       14,841
                                                   =========    =========

Non-cash investing and financing transactions:
   Common stock issued in acquisitions............ $   6,499      $9,039
                                                   =========    ========
   Debt issued in acquisitions....................     4,300       1,752
                                                   =========    ========
   Debenture conversions to common stock..........     1,493       5,127
                                                   =========    ========
   Conversion of preferred securities of
    SCI Finance LLC...............................      -          4,142
                                                   =========    ========

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited)

                                                 Accumulated
                                                    other
(Dollars In Thousands,                Retained  comprehensive Common    Paid in
Except Per Share Amounts)    Total    earnings      income     stock    capital
--------------------------------------------------------------------------------
Balance at
December 31, 1997.........$2,726,004  $  983,353  $(3,519)  $252,924 $1,493,246

 Comprehensive income:
  Net income..............   108,786     108,786

 Other comprehensive income:
  Foreign currency
   translation............     1,378
  Unrealized gain on
   securities.............     3,950
                           ---------
  Total other comprehensive
   income.................     5,328               5,328
                           ---------
  Comprehensive income....   114,114

 Common stock issued:
  Stock option exercises
   and stock grants.......     5,367                          2,685      2,682
  Acquisitions............     6,499                            179      6,320
  Debenture conversions...     1,493                            115      1,378

 Dividends on common stock
  ($.09 per share)........   (23,053)    (23,053)
                          ----------  ----------  -------  -------- ----------
Balance at March 31, 1998.$2,830,424  $1,069,086  $ 1,809  $255,903 $1,503,626
                          ==========  ==========  =======  ======== ==========

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)


1.  Nature of Operations
The Company is the largest provider of death care services in the world. At March 31, 1998, the Company operated 3,166 funeral service locations, 398 cemeteries and 166 crematoria located in 18 countries on five continents.
    The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also contain crematoria. There are 147 combination locations that contain a funeral service location within a company owned cemetery.
    The Company's financial services operations consist of a finance subsidiary, Provident Services, Inc. ("Provident"). Provident provides capital financing to independent funeral home and cemetery operators.

2. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements for the three months ended March 31,1998 and 1997 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1997 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition and cash flows.

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

3. Acquisitions
The Company acquired 45 funeral service locations and 7 cemeteries during the three month period ended March 31, 1998 (60 funeral service locations, 12 cemeteries and one crematory during the three months ended March 31, 1997). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued or assumed debt. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

   The effect of acquisitions on the consolidated balance sheet at March 31, was as follows:

                                                         1998           1997
-----------------------------------------------------------------------------

Current assets......................................  $ (3,622)       $  6,841
Prearranged funeral contracts.......................      (216)         40,606
Long-term receivables...............................     5,083           5,405
Cemetery property...................................    33,499          72,730
Property, plant and equipment.......................    10,679          28,425
Deferred charges and other assets...................     2,945           8,479
Names and reputations...............................    34,098          39,035
Current liabilities.................................       205         (10,906)
Long-term debt......................................   (13,258)         (5,093)
Deferred income taxes and other liabilities.........    (7,536)        (18,273)
Deferred prearranged funeral contract revenues......       230         (40,944)
Stockholders' equity................................    (6,499)         (9,039)
                                                      --------        --------
      Cash used for acquisitions....................  $ 55,608        $117,266
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

   1998 (remaining nine months).............  $  227,570
   1999.....................................     260,208
   2000.....................................     242,762
   2001.....................................     228,138
   2002.....................................     214,057
   2003 and through 2007....................     822,404
   2008 and thereafter......................   1,285,410
                                              ----------
                                              $3,280,549
                                              ==========

5. Debt
Debt at March 31, 1998 and December 31, 1997, was as follows:

                                               March 31,        December 31,
                                                 1998               1997
                                            --------------------------------
   Bank revolving credit agreements
    and commercial paper.................... $  349,455         $  616,589
   6.375% notes due in 2000.................    150,000            150,000
   6.75% notes due in 2001..................    150,000            150,000
   8.72% amortizing notes due in 2002.......    127,154            141,108
   8.375% notes due in 2004.................     51,840             51,840
   7.375% notes due in 2004.................    250,000            250,000
   7.2% notes due in 2006...................    150,000            150,000
   6.875% notes due in 2007.................    150,000            150,000
   6.5% notes due in 2008...................    200,000               -
   7.70% notes due in 2009..................    200,000            200,000
   6.95% amortizing notes due in 2010.......     58,859             58,859
   Floating rate notes due in 2011
    (putable in 1999).......................    200,000            200,000
   7.875% debentures due in 2013............     55,627             55,627
   7.0% notes due in 2015 (putable in 2002).    300,000            300,000
   6.3% notes due in 2020 (putable in 2003).    300,000               -
   Medium term notes, maturities through
    2019, fixed average
    interest rate of 9.32%..................     35,720             35,720
   Convertible debentures, interest rates
    range from 4.75% - 5.5%,
    due through 2008, conversion price
    ranges from $11.25 - $45.69.............     48,272             45,673
   Mortgage notes and other notes payable
    with  maturities through 2015...........    139,969            156,931
   Deferred loan costs......................     (9,596)           (13,078)
                                             ----------         ----------
   Total debt...............................  2,907,300          2,699,269
   Less current maturities..................    (64,603)           (64,570)
                                             ----------         ----------
        Total long-term debt................ $2,842,697         $2,634,699
                                             ==========         ==========

   The Company's primary revolving credit agreement provides for borrowings up to $1,000,000 and consist of two committed facilities -- a 364-day facility and a 5-year, multi-currency facility - which are primarily used to support commercial paper issuance and for general corporate needs.
   The 364-day facility allows for borrowings up to $300,000. This facility expires June 26, 1998, but has provisions to be extended for additional 364-day terms. At the end of any term, the outstanding balance may be converted into a two-year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of 0.06% is paid quarterly on the total commitment amount.
   The 5-year facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies. This facility expires June 27, 2002. Interest rates on this facility are based on various indices as determined by the Company. In addition, a facility fee is paid quarterly on the total commitment amount. The facility fee, which ranges from 0.07% to 0.15%, is based on the Company's senior debt ratings and is currently set at 0.08%. At March 31, 1998, there was approximately $173,000 of revolving notes outstanding under this facility at a weighted average interest rate of 6.62%.
   As of March 31, 1998, the Company had no commercial paper outstanding.
   On March 6, 1998, Service Corporation International (Canada), ("SCIC"), a wholly owned subsidiary of the Company, entered into a 364-day, $148,000 revolving credit agreement which allows SCIC the option to convert to a five year term loan. This facility is used primarily to support acquisition and working capital requirements of the Company's Canadian subsidiaries. This new facility carries no facility fee. At March 31, 1998, there was approximately $148,000 outstanding under this facility at an average interest rate of 5.1%.

   The Company's outstanding commercial paper and other borrowings under its various credit facilities at March 31, 1998 are classified as long-term debt. The Company uses these revolving credit agreements primarily to finance the Company's ongoing acquisition programs. From time to time, the Company raises debt and/or equity in the public markets to reduce its revolving credit facility balances. The timing of these public debt or equity offerings is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities. Therefore, the Company has classified these borrowings as long-term debt. It is the Company's intent to refinance such borrowings through the use of its credit agreements or other long-term notes issued under a shelf registration filed with the Commission.
   The credit facilities described above have financial compliance provisions that contain certain restrictions on levels of net worth, debt, liens, and guarantees.
   In March of 1998, the Company issued two senior note  securities.  The first note issued was a $200,000, 10-year, non-callable security with a 6.5% coupon, due in March of 2008. The second note was a $300,000, 22-year security due in March of 2020. This security is subject to mandatory tender to a remarketing agent in March of 2003 and in March of 2010. The coupon on this issue is 6.30%. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's revolving credit agreeements.
   Similarly, the stated coupons described above have substantially been modified through the use of interest rate and cross-currency interest rate swaps used in the management of interest rates within defined targets for fixed and floating interest rate exposure.
   During the three months ended March 31, 1998, pursuant to a shelf registration filed with the Commission, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                   Subsidiary                    Amount
   --------------------------------------------  ------
   SCI Illinois Services, Inc..................  $ 800


6. Derivatives
The Company enters into derivatives primarily in the form of interest rate swaps to manage its mix of fixed and floating rate debt, and cross-currency interest rate swaps in combination with local currency to substantially hedge the Company's net investment in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of credit-worthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged transactions.
   At March 31, 1998, after giving consideration to the interest rate and cross-currency swaps, the Company's debt (excluding Provident debt) consists of approximately 40% of fixed interest rate debt at a weighted average rate of 7.23% and approximately 60% of floating interest rate debt at a weighted average rate of 5.53%. Approximately $1,385,000 of the Company's debt has been converted from US dollar denominated debt to foreign currency denominated debt as the result of cross-currency swaps. Including these swaps, foreign denominated debt totals $1,752,000.
   The net fair value of the Company's various swap agreements at March 31, 1998, was an asset of $138,000. Fair values were obtained from counterparties to the agreements and represent their estimate of the net amount the Company would receive to terminate the swap agreements based upon the existing terms and current market conditions.

7. Ratio of Earnings to Fixed Charges

                          Three Months Ended March 31,
                             1998            1997
                          ----------------------------
                             4.69            5.52

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority-owned subsidiaries with fixed charges and plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, dividends on preferred securities of SCI Finance LLC and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The decrease in the Company's ratio of earnings to fixed charges is primarily attributable to the 1997 gain on the sale of a Company investment.


8. Geographic Segment Information
The Company conducts funeral and cemetery operations in 18 countries and offers financial services in the United States. Geographic segment information was as follows:

                                     United                 Other     Other
                                     States     France     European  Foreign
-------------------------------------------------------------------------------
Revenues:
   Three months ended March 31:
     1998.........................  $453,026    $122,928   $63,714   $43,396
     1997.........................   403,282     133,614    61,313    40,844
Income from operations:
   Three months ended March 31:
     1998.........................  $163,804    $ 11,554   $13,293   $10,469
     1997.........................   126,721      15,258    16,590    12,806
Funeral services performed:
   Three months ended March 31:
     1998.........................    66,069      38,776    29,330    13,300
     1997.........................    61,964      41,587    29,772    12,240
Number of locations at March 31:
     1998.........................     1,584       1,118       731       297
     1997.........................     1,483       1,073       633       261


9. Earnings Per Share
In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". All prior periods presented have been restated to conform to this new standard. A reconciliation of the numerators and denominators of the basic and diluted per share computations for income before extraordinary item follows:

                                                   Three Months ended March 31,
                                                       1998           1997
-------------------------------------------------------------------------------
Income (numerator):
   Income before extraordinary item - basic.......    $108,786       $131,147
   After tax interest on convertible debentures...         371          2,078
                                                      --------       --------
   Income before extraordinary item - diluted.....    $109,157       $133,255
-------------------------------------------------------------------------------

Shares (denominator):
   Shares - basic.................................     254,635        237,264
      Stock options and warrants..................       4,992          4,376
      Convertible debentures......................       2,141          2,493
      Convertible preferred securities of
       SCI Finance LLC............................        -            11,405
                                                      --------       --------
   Shares - diluted...............................     261,768        255,538
-------------------------------------------------------------------------------

Earnings per share before extraordinary item:
   Basic..........................................    $    .43       $    .55
   Diluted........................................    $    .42       $    .52
-------------------------------------------------------------------------------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Dollars in thousands, except average sales prices)

Overview:
The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has approximately 400 clusters, which range in size from two operations to 73 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


                     Three Months Ended March 31, 1998
               Compared to Three Months Ended March 31, 1997

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                             Three Months Ended March 31,            Percentage
                                1998           1997         Increase   Increase
                             --------------------------------------------------

     Revenues:
       Funeral.............  $ 472,128       $ 457,071       $ 15,057     3.3 %
       Cemetery............    205,941         177,790         28,151    15.8
       Financial services..      4,615           3,588          1,027    28.6
                             ---------       ---------       --------
                               682,684         638,449         44,235     6.9
     Costs and expenses:
       Funeral.............    339,436         337,368          2,068     0.6
       Cemetery............    124,688         110,997         13,691    12.3
       Financial services..      2,432           1,932            500    25.9
                             ---------       ---------       --------
                               466,556         450,297         16,259     3.6
     Gross profit and
      margin percentage:
       Funeral.............    132,692 28.1%   119,703 26.2%   12,989    10.9
       Cemetery............     81,253 39.5     66,793 37.6    14,460    21.6
       Financial services..      2,183 47.3      1,656 46.2       527    31.8
                             ---------       ---------       --------
                             $ 216,128 31.7% $ 188,152 29.5% $ 27,976    14.9 %
                             =========       =========       ========


Funeral
Funeral revenues were as follows:

                                 Three Months ended                  Percentage
                                     March 31,           Increase     Increase
                                   1998        1997     (Decrease)   (Decrease)
                                -----------------------------------------------
Existing clusters:
   United States............... $  257,877   $ 234,699    $23,178       9.9 %
   France......................    122,548     133,010    (10,462)     (7.9)
   Other European..............     51,741      54,493     (2,752)     (5.1)
   Other foreign...............     27,676      28,336       (660)     (2.3)
                                ----------   ---------    -------
                                   459,842     450,538      9,304       2.1
New clusters:*
   United States...............      2,635         527      2,108
   Other European..............      6,032         181      5,851
   Other foreign...............      1,185         222        963
                                ----------   ---------    -------
                                     9,852         930      8,922
Non-cluster and disposed
 operations....................      2,434       5,603     (3,169)
                                ----------   ---------    -------
   Total funeral revenues...... $  472,128   $ 457,071    $15,057      3.3 %
                                ==========   =========    =======

   The $9,304 increase in revenues from existing clusters was the result of a 3.6% higher average sales price ($3,243 compared to $3,130), offset by a 1.5% decline in the number of funeral services performed (141,808 compared to 143,936). Acquisitions since January 1, 1997, included in existing clusters, contributed $23,451 to the existing cluster revenue increase, while locations acquired before 1997 had a decline of $14,147. French funeral revenues for the quarter decreased $10,237 caused exclusively by an adverse change in the US dollar / French franc exchange rate.
   During the three months ended March 31, 1998, the Company sold $135,830 of prearranged funeral services compared to $125,315 for the same period in 1997.
   Funeral costs and expenses were as follows:

                                  Three Months ended                 Percentage
                                     March 31,           Increase     Increase
                                   1998        1997     (Decrease)   (Decrease)
                                -----------------------------------------------
Existing clusters:
   United States...............  $ 147,883   $ 144,288   $ 3,595        2.5 %
   France......................    105,734     113,652    (7,918)      (7.0)
   Other European..............     39,137      38,347       790        2.1
   Other foreign...............     19,564      19,237       327        1.7
                                 ---------   ---------   -------
                                   312,318     315,524    (3,206)      (1.0)
New clusters:*
   United States...............      1,752         417     1,335
   Other European..............      4,444         106     4,338
   Other foreign...............        803         175       628
                                 ---------   ---------   -------
                                     6,999         698     6,301
Non-cluster and disposed
 operations....................      3,208       5,073    (1,865)
Administrative overhead........     16,911      16,073       838        5.2
                                 ---------   ---------   -------
Total funeral costs and expenses $ 339,436   $ 337,368   $ 2,068        0.6 %
                                 =========    =========   =======

--------------------
* Represents new geographic cluster areas entered into since January 1, 1997 for the period that those businesses were owned by the Company.

  The $3,206 decrease in costs and expenses from existing clusters is primarily the result of a period to period 1.5% decline in the number of funeral services performed. Acquisitions since January 1, 1997, included in existing clusters, reported $19,026 of increased costs, while continued cost controls at existing locations acquired before 1997 contributed to a $22,232 cost decrease. French funeral costs and expenses decreased $9,228 due to a change in the US dollar / French franc exchange rate. The gross profit margin for existing clusters increased to 28.4% in 1998 from 26.4% in 1997. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.
  The overall funeral gross profit margin percentage improved in 1998 to 28.1%, compared to 26.2% in 1997. Contributing to this period to period improvement were the Company's North American operations, which had a margin improvement to 38.2% from 34.0% due primarily to seasonal volume levels and continued cost control efforts. Partially offsetting was the French gross profit margin of 10.1% for the period ended March 31, 1998 which declined from 11.6% in 1997 due primarily to weaker than expected funeral service volumes. The reduced funeral service volume was noticeable throughout Europe and is primarily due to milder winter weather.
  Administrative overhead costs, expressed as a percentage of total funeral revenues, increased slightly to 3.6%, compared to 3.5% in 1997.

Cemetery
Cemetery revenues were as follows:

                                  Three Months ended                 Percentage
                                     March 31,           Increase     Increase
                                   1998        1997     (Decrease)   (Decrease)
                                -----------------------------------------------
Existing clusters:
   United States...............  $ 180,402   $157,936    $22,466       14.2 %
   Other European..............      5,117      5,809       (692)     (11.9)
   Other foreign...............     11,560     12,203       (643)      (5.3)
                                 ---------   --------    -------
                                   197,079    175,948     21,131       12.0
New clusters*..................      7,775        293      7,482
Non-cluster and disposed
 operations....................      1,087      1,549       (462)
                                 ---------   --------    -------
   Total cemetery revenues.....  $ 205,941   $177,790    $28,151       15.8 %
                                 =========   ========    =======

   Revenues from the existing clusters increased $21,131 in 1998. Included in the existing cluster increase were $14,052 in increased revenues from cemeteries acquired since the beginning of 1997, while revenues from existing cluster locations owned before 1997 increased $7,079.
   Cemetery costs and expenses were as follows:

                                  Three Months ended                 Percentage
                                     March 31,           Increase     Increase
                                   1998        1997     (Decrease)   (Decrease)
                                -----------------------------------------------
Existing clusters:
   United States...............  $ 99,517    $ 90,740    $ 8,777        9.7%
   Other European..............     3,200       2,961        239        8.1
   Other foreign...............     6,701       6,572        129        2.0
                                 --------    --------    -------
                                  109,418     100,273      9,145        9.1
New clusters*..................     5,350         327      5,023
Non-cluster and disposed
 operations....................     1,371         950        421
Administrative overhead........     8,549       9,447       (898)      (9.5)
                                 --------    --------    -------
   Total cemetery costs
    and expenses...............  $124,688    $110,997    $13,691       12.3%
                                 ========    ========    =======

---------------------
* Represents new geographic cluster areas entered into since January 1, 1997 for the period that those businesses were owned by the Company.

Costs and expenses from existing clusters increased $9,145 due primarily to an increase of $9,351 at cemeteries acquired since the beginning of 1997. The overall cemetery gross profit margin percentage improved in 1998 to 39.5% from 37.6% in 1997. This increase reflects growth and a favorable product mix in sales of preneed cemetery property and merchandise, increased trust investment income, as well as continued cost control in all major expense categories primarily in the United States. Administrative overhead costs have decreased to 4.2% of revenues compared to 5.3% during the three months ended March 31, 1998.

Financial Services
The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported a gross profit of $2,183 for the three months ended March 31, 1998, compared to $1,656 for the same period in 1997. Provident's average outstanding loan portfolio during the current period increased to $197,551 compared to $165,384 in 1997, and the average interest rate spread also increased to 3.5% compared to 3.1% in 1997.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses decreased slightly to 2.5% for the three months ended March 31, 1998 compared to 2.6% for the comparable period in 1997.
   Interest expense, which excludes the amount incurred through financial service operations, increased $3,172 or 9.2% period to period. The increased interest expense reflects the lower average interest rates on indebtedness offset by the Company's higher debt level in 1998.
   During the first quarter of 1997, the Company sold its interest in Equity Corporation International ("ECI") producing a gain of $68,100.
   The provision for income taxes reflected a 35.3% effective tax rate for the quarter ended March 31, 1998, compared to a 36.2% effective tax rate for the comparable period in 1997. The decrease in the effective tax rate is due primarily to lower taxes from international operations, partially offset by the 1997 tax impact from the gain on sale of the Company's interest in ECI which was reflected at the Company's higher domestic tax rate.

Financial Condition and Liquidity at March 31, 1998:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Securities and Exchange Commission (the "Commission"). The Company believes cash from operations, additional funds available under its revolving credit agreements, proceeds from public and private offerings of securities will be sufficient to continue its current acquisition program and operating policies. During the first quarter of 1998, the Company acquired 45 funeral service locations and 7 cemeteries (see Note 3). In addition, the Company has received signed letters of intent to acquire an additional 138 funeral service locations, 29 cemeteries and 2 crematoria for an aggregate purchase price of approximately $386,000. These businesses are expected to produce approximately $189,000 in annualized revenues, including $64,000 in North American operations and $125,000 from operations outside North
America.
   At March 31, 1998, the Company had net working capital of $452,782 and a current ratio of 1.79:1, compared to working capital of $275,966 and a current ratio of 1.52:1 at December 31, 1997.

Sources And Uses of Cash
Cash flows from operating activities: Net cash provided by operating activities was $139,631 for the three months ended March 31, 1998, compared to $87,355 for the same period in 1997, an increase of $52,276. This increase was primarily due to improved operating results and an increase in payables and other liabilities during the current three months. Significant reductions of operating cash include amounts receivable resulting from increased sales of funeral services and cemetery products and merchandise.

Cash flows from investing activities: Net cash used in investing activities was $104,802 for the three months ended March 31, 1998, compared to $75,126 for the same period in 1997, an increase of $29,676. Cash used for acquisitions decreased by $61,658 and capital expenditures increased by $24,872 during the three months ended March 31, 1998, as the Company continues to expand through both acquisitions of existing businesses and through increased construction of funeral and cemetery facilities. Additionally, in 1997 approximately $147,000 in cash was provided by the sale of the Company's interest in ECI. Cash used relating to prearranged funeral activities decreased due to the timing of cash payments to and withdrawals from trusts, offset by increased cash outlays on prearranged marketing efforts.

Cash flows from financing activities: Net cash provided by financing activities was $159,881 for the three months ended March 31, 1998, compared to net used of $8,949 for the same period in 1997, an increase of $168,830. Last year included a use of cash of $449,998 for the early extinguishment of certain higher interest rate debt.
   As of March 31, 1998, the Company's debt to capitalization ratio was 50.7% compared to 49.8% at December 31, 1997. The interest rate coverage ratio for the three months ended March 31, 1998 was 5.20:1, compared to 4.54:1 (excluding the gain on the sale of the Company's investment in ECI) for the same period in 1997. This interest rate coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.
   The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. The Company's various revolving credit facilities and lines of credit currently provide for aggregate borrowings of approximately $1,148,000 of which approximately $828,000 was available under these facilities at March 31, 1998. The Company also had the ability to issue $50,000 in securities registered with the Commission under a shelf registration. In addition, 15,190,000 shares of common stock and a total of $197,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions.

Prearranged Funeral Services
The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase a life insurance or annuity contract. The principal amount of these prearranged funeral contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance funded contracts also increase the amount of cash to be received upon performance of the funeral and are intended to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. During 1997, the Company completed a review of the prearranged trust investment process which included an asset/liability study. This has resulted in a new investment program which entails the consolidation of multiple trustees, the use of institutional managers with differing investment styles and consolidated performance monitoring and tracking. This new program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to the appropriate investments that more accurately match the anticipated maturity of the policies. The Company anticipates an asset allocation of approximately 65% equity and 35% fixed income.
   Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products issued by third party insurers. The Company sells prearranged funerals in most of its service markets including its foreign markets. Auxia, the Company's French life insurance subsidiary, primarily sells insurance products used to fund prearranged funerals to be performed by the Company's French funeral service locations. Prearranged funeral service sales afford the Company the opportunity to both protect current market share and mix as well as expand market share in certain markets. The Company believes this will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed annually approximates 25% and is expected to grow, thereby making the total number of funerals performed more predictable.

Other Matters:
Year 2000 Issue
The "Year 2000" issue refers to the inability of certain computer programs to correctly differentiate the century from a date in which the year is represented by only two digits. A computer system which is not year 2000 compliant might not be able to process certain data or possibly cause the entire computer system to malfunction. The Company is currently assessing any potential impact that changing to the year 2000 will have on the computer programs that operate within the Company or are used by major vendors or service providers.

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

                       SERVICE CORPORATION INTERNATIONAL
                          PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
               12.1  Ratio of earnings to fixed charges for the three months ended March 31, 1998 and 1997.
               27.1  Financial data schedule.

          (b)  Reports on Form 8-K
               During the quarter ended March 31, 1998, the Company filed a Form 8-K dated March 24, 1998 reporting (i) under "Item 5. Other Events" certain information regarding a registration statement relating to the public offering of securities from time to time, and (ii) under "Item 7. Financial Statements and Exhibits" certain exhibits, including underwriting agreements, relating to the aforementioned registration statement.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1998
                                       SERVICE CORPORATION INTERNATIONAL



                                       By: /s/ George R. Champagne
                                       --------------------------------------
                                       George R. Champagne
                                       Senior Vice President
                                       Chief Financial Officer
                                       (Principal Financial Officer)