Form 10-Q
period 1998-06-30
SERVICE CORPORATION INTERNATIONAL
filed 1998-08-14
CIK 89089

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549




      (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                                    or

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

The number of shares outstanding of the registrant's common stock as of August 10, 1998, was 257,260,158 (excluding treasury shares).

                     SERVICE CORPORATION INTERNATIONAL
                                   INDEX

                                                                         Page
Part I Financial Information

       Consolidated Statement of Income (Unaudited) -
        Three and Six Months Ended June 30, 1998 and 1997                  3

       Consolidated Balance Sheet -
        June 30, 1998 (Unaudited) and December 31, 1997                    4

       Consolidated Statement of Cash Flows (Unaudited) -
        Six Months Ended June 30, 1998 and 1997                            5

       Consolidated Statement of Stockholders' Equity (Unaudited) -
        Six Months Ended June 30, 1998                                     6

       Notes to the Consolidated Financial Statements (Unaudited)     7 - 12

       Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                    13 - 21


PartII Other Information                                                  22

       Signature                                                          22

                                     2

                     SERVICE CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                               Three Months Ended         Six Months Ended
(Dollars in thousands,               June 30,                 June 30,
except per share amounts)        1998      1997           1998        1997
--------------------------------------------------------------------------------

Revenues.....................  $ 671,904   $ 601,141   $1,354,588  $1,239,590
Costs and expenses...........   (484,214)   (437,958)    (950,770)   (888,255)
                               ---------   ---------   ----------  ----------
Gross profit.................    187,690     163,183      403,818     351,335

General and administrative
 expenses....................    (17,251)    (15,812)     (34,259)    (32,440)
                               ---------   ---------   ----------  ----------
Income from operations.......    170,439     147,371      369,559     318,895

Interest expense.............    (40,464)    (33,093)     (78,174)    (67,631)
Dividends on preferred
 securities of SCI
 Finance LLC.................       -         (1,753)        -         (4,382)
Other income.................     10,528       8,765       17,179      11,855
Gain on sale of investment...       -           -            -         68,077
                               ---------   ---------   ----------  ----------
                                 (29,936)    (26,081)     (60,995)      7,919
                               ---------   ---------   ----------  ----------
Income before income taxes and
 extraordinary loss..........    140,503     121,290      308,564     326,814
Provision for income taxes...    (49,555)    (42,489)    (108,830)   (116,866)
                               ---------   ---------   ----------  ----------

Income before extraordinary
 loss........................     90,948      78,801      199,734     209,948
Extraordinary loss on early
 extinguishment of
 debt (net of income
 taxes of $23,383)...........       -           -            -        (40,802)
                               ---------   ---------   ----------  ----------
Net income...................  $  90,948   $  78,801   $  199,734  $  169,146
                               =========   =========   ==========  ==========

Earnings per share:
 Basic:
  Income before
   extraordinary loss........  $     .36   $     .33   $      .78  $      .88
  Extraordinary loss on early
   extinguishment of debt....       -           -            -           (.17)
                               ---------   ---------   ----------  ----------
  Net income.................  $     .36   $     .33   $      .78  $      .71
                               =========   =========   ==========  ==========
 Diluted:
  Income before
   extraordinary loss........  $     .35   $     .31   $      .77  $      .83
  Extraordinary loss on early
   extinguishment of debt....       -           -            -           (.16)
                               ---------   ---------   ----------  ----------
  Net income.................  $     .35   $     .31   $      .77  $      .67
                               =========   =========   ==========  ==========

Dividends per share..........  $     .09   $     .08   $      .18  $      .15
                               =========   =========   ==========  ==========

Basic weighted average
 number of shares............    255,004     240,872      254,820     239,068
                               =========   =========   ==========  ==========
Diluted weighted average
 number of shares............    261,740     257,695      261,754     256,616
                               =========   =========   ==========  ==========

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED BALANCE SHEET

                                                        June 30,
                                                          1998     December 31,
(Dollars in thousands, except per share amounts)      (Unaudited)     1997
-------------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents.......................... $    75,526  $    46,877
   Receivables, net of allowances.....................     580,011      557,481
   Inventories........................................     183,920      172,169
   Other..............................................      46,188       34,881
                                                       -----------  -----------
    Total current assets..............................     885,645      811,408
                                                       -----------  -----------

Investments - insurance subsidiary....................     640,962      574,728
Prearranged funeral contracts ........................   2,754,034    2,610,632
Long-term receivables ................................   1,107,684      981,121
Cemetery property, at cost............................   1,761,443    1,636,859
Property, plant and equipment, at cost (net)..........   1,718,685    1,644,137
Deferred charges and other assets.....................     670,281      549,862
Names and reputations (net)...........................   1,705,928    1,498,116
                                                       -----------  -----------
                                                       $11,244,662  $10,306,863
                                                       ===========  ===========
Liabilities & Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities........... $   368,256  $   425,631
   Current maturities of long-term debt...............      68,338       64,570
   Income taxes ......................................      88,612       45,241
                                                       -----------  -----------
    Total current liabilities.........................     525,206      535,442
                                                       -----------  -----------

Long-term debt........................................   3,077,286    2,634,699
Deferred income taxes.................................     732,650      701,221
Other liabilities ....................................     572,523      546,140
Deferred prearranged funeral contract revenues .......   3,400,012    3,163,357
Stockholders' equity:
   Common  stock,  $1  per  share  par  value,
   500,000,000  shares  authorized,
   257,186,137 and  252,923,784, respectively,
   issued and  outstanding............................     257,186      252,924
   Capital in excess of par value.....................   1,534,730    1,493,246
   Retained earnings..................................   1,136,891      983,353
   Accumulated other comprehensive income.............       8,178       (3,519)
                                                       -----------  -----------
    Total stockholders' equity........................   2,936,985    2,726,004
                                                       -----------  -----------
                                                       $11,244,662  $10,306,863
                                                       ===========  ===========

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                      Six Months Ended June 30,
(Dollars in thousands)                                    1998         1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income........................................... $  199,734   $  169,146
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization.....................     85,512       75,063
   Provision for deferred income taxes...............     19,661       24,789
   Extraordinary loss on early extinguishment of
    debt, net of income taxes........................       -          40,802
   Gains from dispositions (net).....................     (9,748)     (76,645)
   Change in assets and liabilities, net of effects
   from acquisitions:
    (Increase) in receivables........................   (116,546)     (60,474)
    (Increase) decrease in other assets..............    (24,285)      15,426
    (Decrease) in payables and other liabilities ....     (7,966)     (27,036)
    Other............................................      7,541       11,232
                                                     -----------   ----------
Net cash provided by operating activities ...........    153,903      172,303
                                                     -----------   ----------

Cash flows from investing activities:
   Capital expenditures..............................   (117,705)    (118,163)
   Change in prearranged funeral balances............     44,737      (32,503)
   Purchases of securities - insurance subsidiary....   (318,800)    (589,778)
   Sales of securities - insurance subsidiary........    305,554      582,122
   Proceeds from sales of property and equipment.....     16,663       11,585
   Acquisitions, net of cash acquired................   (366,823)    (190,692)
   Loans issued by finance subsidiary................    (66,564)     (50,638)
   Principal payments received on loans by finance
    subsidiary.......................................     48,882        5,418
   Proceeds from sale of equity investment...........       -         147,739
   Purchases of equity investments...................     (3,836)     (20,360)
   Other.............................................     (7,205)     (10,281)
                                                     -----------   ----------
Net cash (used in) investing activities..............   (465,097)    (265,551)
                                                     -----------   ----------

Cash flows from financing activities:
   (Decrease) in borrowings under revolving
    credit agreements................................    (68,952)     (37,349)
   Long-term debt issued.............................    500,000      650,000
   Payments of debt..................................    (32,722)     (35,877)
   Early extinguishment of debt......................      -         (449,998)
   Dividends paid....................................    (42,007)     (32,136)
   Bank overdrafts and other.........................    (16,476)     (13,966)
                                                     -----------   ----------
Net cash provided by financing activities............    339,843       80,674
                                                     -----------   ----------
Net increase (decrease) in cash and cash equivalents.     28,649      (12,574)
Cash and cash equivalents at beginning of period.....     46,877       44,131
                                                     -----------   ----------
Cash and cash equivalents at June 30, 1998 and 1997..$    75,526   $   31,557
                                                     ===========   ==========

Cash used for:
   Interest..........................................$    86,047   $   81,807
                                                      ==========   ==========
   Taxes.............................................     74,155       74,769
                                                      ==========   ==========

Non-cash investing and financing transactions:
   Common stock issued in acquisitions............... $   28,896   $   43,499
                                                      ==========   ==========
   Debt issued in acquisitions.......................     19,060        4,771
                                                      ==========   ==========
   Debenture conversions to common stock.............      2,238        5,127
                                                      ==========   ==========
   Conversion of preferred securities of
    SCI Finance LLC..................................      -          167,911
                                                      ==========   ==========

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited)

                                     Capital in                Accum.
                                       excess                   other
(Dollars in thousands,      Common     of par      Retained    compre.
except per share amounts)   stock      value       earnings    income    Total
--------------------------------------------------------------------------------

Balance at
 December 31, 1997........$ 252,924  $1,493,246  $  983,353  $(3,519) $2,726,004

 Comprehensive income:
  Net income..............                          199,734              199,734

 Other comprehensive
 income:
  Foreign currency
   translation............                                                 6,663
  Unrealized gain on
   securities.............                                                 5,034
                                                                      ----------
 Total other comprehensive
 income...................                                    11,697      11,697
                                                                      ----------
Comprehensive income......                                               211,431

 Common stock issued:
  Stock option exercises
  and stock grants........    3,409      11,203                           14,612
  Acquisitions............      687      28,209                           28,896
  Debenture conversions...      166       2,072                            2,238

 Dividends on common stock
 ($.18 per share).........                          (46,196)            (46,196)
                           --------  ----------  ----------  -------  ----------

Balance at June 30, 1998.. $ 257,186 $1,534,730  $1,136,891  $ 8,178  $2,936,985
                           ========= ========== ===========  =======  ==========

(See notes to consolidated financial statements)

                     SERVICE CORPORATION INTERNATIONAL
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)


1.  Nature of Operations
The Company is the largest provider of death care services in the world. At June 30, 1998, the Company operated 3,292 funeral service locations, 422 cemeteries and 174 crematoria located in 18 countries on five continents.
The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also contain crematoria. There are 152 combination locations that contain a funeral service location within a company owned cemetery.
   The Company's financial services operations consist of a finance subsidiary, Provident Services, Inc. ("Provident"). Provident provides capital financing to independent funeral home and cemetery operators. The Company recently announced its intentions to combine management of its prearranged funeral marketing, funeral and cemetery trust administration, investments, life insurance operations (see note ten) and Provident into a reorganized financial services segment.

2. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements for the six months ended June 30, 1998 and 1997 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1997 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition and cash flows.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

3. Acquisitions
The Company acquired 167 funeral service locations, 31 cemeteries and 8 crematoria during the six months ended June 30, 1998 (136 funeral service locations, 22 cemeteries and one crematory during the six months ended June 30,
1997). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued or assumed debt. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.

The effect of acquisitions on the consolidated balance sheet at June 30, was as follows:

                                                   1998           1997
----------------------------------------------------------------------------
Current assets................................... $  22,021      $  8,180
Prearranged funeral contracts....................    38,093        52,346
Long-term receivables............................    23,820        11,881
Cemetery property................................    81,306       179,829
Property, plant and equipment....................    44,736        59,929
Deferred charges and other assets................    84,587        14,604
Names and reputations............................   237,915        70,507
Current liabilities..............................   (23,353)      (23,977)
Long-term debt...................................   (46,972)      (19,612)
Deferred income taxes and other liabilities......   (29,083)      (51,698)
Deferred prearranged funeral contract revenues...   (35,836)      (67,798)
Stockholders' equity.............................   (30,411)      (43,499)
                                                  ---------      --------
      Cash used for acquisitions................. $ 366,823      $190,692
                                                  =========      ========

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

   1998 (remaining six months)..............  $  180,969
   1999.....................................     279,228
   2000.....................................     261,198
   2001.....................................     246,066
   2002.....................................     231,495
   2003 and through 2007....................     860,905
   2008 and thereafter......................   1,340,151
                                              ----------
                                              $3,400,012
                                              ==========

                                     8

5. Debt
Debt at June 30, 1998 and December 31, 1997, was as follows:

                                                June 30,         December 31,
                                                  1998               1997
                                              --------------------------------
   Bank revolving credit agreements and
    commercial paper........................  $  544,562         $  588,539
   6.375% notes due in 2000.................     150,000            150,000
   6.75% notes due in 2001..................     150,000            150,000
   8.72% amortizing notes due in 2002.......     127,970            141,108
   8.375% notes due in 2004.................      51,840             51,840
   7.375% notes due in 2004.................     250,000            250,000
   7.2% notes due in 2006...................     150,000            150,000
   6.875% notes due in 2007.................     150,000            150,000
   6.5% notes due in 2008...................     200,000               -
   7.70% notes due in 2009..................     200,000            200,000
   6.95% amortizing notes due in 2010.......      57,178             58,859
   Floating rate notes due in 2011
    (putable in 1999).......................     200,000            200,000
   7.875% debentures due in 2013............      55,627             55,627
   7.0% notes due in 2015 (putable in 2002).     300,000            300,000
   6.3% notes due in 2020 (putable in 2003).     300,000               -
   Medium term notes, maturities through
     2019, fixed average
     interest rate of 9.32%.................      35,720             35,720
   Convertible debentures, interest rates
     range from 4.75% - 5.5%,
     due through 2008, conversion price
     ranges from $11.25 - $45.69............      47,735             45,673
   Mortgage notes and other debt with
     maturities through 2015................     185,892            184,981
   Deferred loan costs......................     (10,900)           (13,078)
                                              ----------         ----------
   Total debt...............................   3,145,624          2,699,269
                                              ----------         ----------
   Less current maturities..................     (68,338)           (64,570)
                                              ----------         ----------
        Total long-term debt................  $3,077,286         $2,634,699
                                              ==========         ==========

   The Company's primary revolving credit agreement provides for borrowings up to $1,000,000 and consists of two committed facilities -- a 364-day facility and a 5-year, multi-currency facility - which are primarily used to support commercial paper issuance and for general corporate needs.
   The 364-day facility allows for borrowings up to $300,000. This facility expires June 26, 1999, but has provisions to be extended for additional 364-day terms. At the end of any term, the outstanding balance may be converted into a two-year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of 0.08% is paid quarterly on the total commitment amount.
   The 5-year facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies. This facility expires June 27, 2002. Interest rates on this facility are based on various indices as determined by the Company. In addition, a facility fee is paid quarterly on the total commitment amount. The facility fee, which ranges from 0.07% to 0.15%, is based on the Company's senior debt ratings and is currently set at 0.08%. At June 30, 1998, there was approximately $189,000 of revolving notes outstanding under this facility at a weighted average interest rate of 6.45%.
   As of June 30, 1998, there was approximately $356,000 of commercial paper outstanding backed by the above two facilities at a weighted average interest rate of 6.06%.
   The credit facilities described above have financial compliance provisions that contain certain restrictions on levels of net worth, debt, liens, and guarantees.
   The Company's outstanding commercial paper and other borrowings under its various credit facilities are classified as long-term debt, since it is the Company's intent to refinance such borrowings through long-term notes and/or equity offerings.

The timing of any debt or equity offering is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities.
   In March of 1998, the Company issued two senior note securities. The first note issued was a $200,000, 10-year, non-callable security with a 6.5% coupon, due in March of 2008. The second note was a $300,000, 22-year security due in March of 2020. This security is subject to mandatory tender to a remarketing agent in March of 2003 and in March of 2010. The coupon on this issue is 6.30%. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's revolving credit agreeements.

6. Derivatives
The Company enters into derivatives primarily in the form of interest rate swaps to manage its mix of fixed and floating rate debt, and cross-currency interest rate swaps in combination with local currency to substantially hedge the Company's net investment in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of credit-worthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged transactions.
   At June 30, 1998, after giving consideration to the interest rate and cross-currency swaps, the Company's debt (excluding Provident debt) consists of approximately 68% of fixed interest rate debt at a weighted average rate of 6.32% and approximately 32% of floating interest rate debt at a weighted average rate of 5.85%. Approximately $1,692,000 of the Company's debt has been converted from US dollar denominated debt to foreign currency denominated debt as the result of cross-currency swaps. Including these swaps, foreign denominated debt totals $1,949,000.
   The net fair value of the Company's various swap agreements at June 30, 1998, was an asset of $162,000. Fair values were obtained from counterparties to the agreements and represent their estimate of the net amount the Company would receive to terminate the swap agreements based upon the existing terms and current market conditions.

7. Ratio of Earnings to Fixed Charges

                            Six Months
                           Ended June 30,
                           1998      1997
                          ----------------
                           4.27      4.66

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

                                     United                Other      Other
                                     States     France    European   Foreign
-------------------------------------------------------------------------------
Revenues:
   Three months ended June 30:
     1998.........................  $ 422,945   $140,679  $ 62,762   $ 45,600
     1997.........................    390,830    119,433    50,039     41,192
   Six months ended June 30:
     1998.........................  $ 875,971   $263,607  $126,476   $ 88,996
     1997.........................    794,112    253,047   111,352     82,036

Income from operations:
   Three months ended June 30:
     1998.........................  $ 132,265   $ 18,426  $  9,443   $ 10,305
     1997.........................    115,627     12,907     7,957     10,880
   Six months ended June 30:
     1998.........................  $ 294,379   $ 30,882  $ 23,205   $ 21,093
     1997.........................    242,082     28,400    24,655     23,758

Funeral services performed:
   Three months ended June 30:
     1998.........................     57,030     37,321    28,206     12,849
     1997.........................     56,271     34,899    22,987     12,238
   Six months ended June 30:
     1998.........................    123,099     76,097    57,536     26,149
     1997.........................    118,235     76,486    52,759     24,478

Number of locations at June 30:
     1998.........................      1,638      1,163       780        307
     1997.........................      1,514      1,087       658        274


9. Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are presented below:

                               Three Months ended      Six Months Ended
                                    June 30,               June 30,
                               1998       1997         1998        1997
--------------------------------------------------------------------------------
Income (numerator):
 Income before
  extraordinary item - basic...$ 90,948  $ 78,801   $199,734    $209,948
 After tax  interest  on
  convertible  debentures......     399     1,838        770       3,916
                               --------  --------   --------    --------
 Income  before
  extraordinary item - diluted.$ 91,347  $ 80,639   $200,504    $213,864
--------------------------------------------------------------------------------

Shares (denominator):
 Shares - basic..............   255,004   240,872    254,820     239,068
 Stock options and warrants       4,593     5,022      4,792       4,699
 Convertible debentures......     2,143     9,705      2,142       2,294
 Convertible preferred
  securities of SCI
  Finance LLC................      -        2,096       -         10,555
                               --------   -------   --------    --------
 Shares - diluted............   261,740   257,695    261,754     256,616
--------------------------------------------------------------------------------

Earnings per share before
 extraordinary item:
  Basic......................  $    .36   $   .33   $    .78     $   .88
  Diluted....................  $    .35   $   .31   $    .77     $   .83
--------------------------------------------------------------------------------



10.Subsequent Events
   On July 17, 1998, the Company announced its plans to acquire the pre-need funeral division of American Annuity Group Inc. (AAG) of Cincinnati, Ohio for $164,000 in cash. AAG offers a variety of pre-need and final expense life insurance and annuity products to finance prearranged funerals. AAG will become part of the Company's new financial services segment.
   On August 6, 1998, the Company announced that it has reached a definitive agreement with Equity Corporation International (ECI) to form a business combination between the two companies. ECI, the nation's fourth largest publicly traded death care company, currently owns 326 funeral homes and 81 cemeteries in 35 U.S. states and one Canadian province. The combination would occur through a stock-for-stock transaction that would result in ECI shareholders receiving common shares of the Company with a value of approximately $578,000.
   Both of the above transactions are subject to regulatory approval and, in the case of ECI, an affirmative vote of ECI shareholders. Both transactions are expected to close in the fourth quarter of 1998.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Dollars in thousands, except average sales prices)

Overview:
The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The Company's acquisitions are primarily located within existing cluster areas or create new cluster area opportunities. The Company has approximately 400 clusters, which range in size from two operations to 65 operations. There may be more than one cluster in a given metropolitan area, depending upon the level and degree of shared costs.


                      Six Months Ended June 30, 1998
                Compared to Six Months Ended June 30, 1997

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                                Six Months Ended June 30,             Percentage
                              1998           1997            Increase  Increase
                            ----------------------------------------------------

     Revenues:
       Funeral............. $ 922,621       $  876,355        $ 46,266   5.3 %
       Cemetery............   422,307          355,529          66,778  18.8
       Financial services..     9,660            7,706           1,954  25.4
                            ---------       ----------        -------
                            1,354,588        1,239,590         114,998   9.3
     Costs and expenses:
       Funeral.............   695,283          662,155          33,128   5.0
       Cemetery............   250,327          221,886          28,441  12.8
       Financial services..     5,160            4,214             946  22.4
                            ---------        ---------        --------
                              950,770          888,255          62,515   7.0
     Gross profit and
      margin percentage:
       Funeral.............   227,338  24.6%   214,200 24.4%    13,138   6.1
       Cemetery............   171,980  40.7    133,643 37.6     38,337  28.7
       Financial services..     4,500  46.6      3,492 45.3      1,008  28.9
                            ---------        ---------        --------
                            $ 403,818  29.8% $ 351,335 28.3%  $ 52,483  14.9 %
                            =========        =========        ========


Funeral
Funeral revenues were as follows:

                                                                      Percentage
                             Six Months Ended June 30,      Increase   Increase
                                1998          1997         (Decrease) (Decrease)
                            ----------------------------------------------------

Existing clusters:
   United States...............$481,859      $457,392        $24,467     5.3 %
   France...................... 263,145       252,089         11,056     4.4
   Other European..............  98,623        98,354            269     0.3
   Other foreign...............  53,709        57,045         (3,336)   (5.8)
                               --------      --------        -------
                                897,336       864,880         32,456     3.8
New clusters:*
   United States...............   3,916         1,416          2,500
   Other European..............  16,073         1,102         14,971
   Other foreign...............   2,225           444          1,781
                               --------      --------        -------
                                 22,214         2,962         19,252
Non-cluster and disposed
 operations....................   3,071         8,513         (5,442)
                               --------      --------        -------
   Total funeral revenues......$922,621      $876,355        $46,266     5.3 %
                               ========      ========        =======


   The $32,456 increase in revenues from existing clusters was the result of a 3.2% higher average sales price ($3,320 compared to $3,218), combined with a 0.5% increase in the number of funeral services performed (270,251 compared to 268,776). Acquisitions since January 1, 1997, included in existing clusters, contributed $48,932 to the existing cluster revenue increase, while locations acquired before 1997 had a decline of $16,476 due primarily to fewer funeral services performed. French funeral revenues increased $11,056 caused primarily by an increase in the number of funeral services performed.
   During the six months ended June 30, 1998, the Company sold $274,749 of prearranged funeral services compared to $274,019 for the same period in 1997.
   Funeral costs and expenses were as follows:

                                                                      Percentage
                             Six Months Ended June 30,      Increase   Increase
                                1998          1997         (Decrease) (Decrease)
                            ----------------------------------------------------
Existing clusters:
   United States............. $300,962      $291,589       $  9,373      3.2 %
   France....................  223,484       215,699          7,785      3.6
   Other European............   78,683        74,770          3,913      5.2
   Other foreign.............   39,373        39,458            (85)    (0.2)
                              --------      --------       --------
                               642,502       621,516         20,986      3.4
New clusters:*
   United States.............    2,738           953          1,785
   Other European............   12,863           820         12,043
   Other foreign.............    1,692           334          1,358
                              --------      --------       --------
                                17,293         2,107         15,186
Non-cluster and disposed
 operations..................    6,210         9,399         (3,189)
Administrative overhead......   29,278        29,132            146      0.5
                              --------      --------       --------
 Total funeral costs
  and expense................ $695,283      $662,154       $ 33,129      5.0 %
                              ========      ========       ========

---------------------
* Represents new geographic cluster areas entered into since January 1, 1997 for the period that those businesses were owned by the Company.

  The $20,986 increase in costs and expenses from existing clusters is primarily the result of a period to period increase in the total number of funeral services performed. Acquisitions since January 1, 1997, included in existing clusters, reported $37,689 of increased costs, while existing locations acquired before 1997 had a $16,703 cost decrease. The gross profit margin for existing clusters increased to 28.4% in 1998, from 28.1% in 1997. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy.
   The overall funeral gross profit margin percentage improved in 1998 to 24.6%, compared to 24.4% in 1997. Contributing to this period to period improvement were the Company's North American and French operations, offset by lower gross profit margins from the Company's other foreign operations.
   Administrative overhead costs, expressed as a percentage of total funeral revenues, decreased slightly to 3.2%, compared to 3.3% in 1997.

Cemetery
Cemetery revenues were as follows:

                                                                      Percentage
                             Six Months Ended June 30,      Increase   Increase
                                1998          1997         (Decrease) (Decrease)
                            ----------------------------------------------------
Existing clusters:
   United States............  $369,331     $313,858         $55,473     17.7 %
   Other European...........    10,093       10,888            (795)    (7.3)
   Other foreign............    23,981       26,327          (2,346)    (8.9)
                              --------     --------         -------
                               403,405      351,073          52,332     14.9
New clusters*...............    17,333        1,184          16,149
Non-cluster and disposed
 operations.................     1,570        3,272          (1,702)
                              --------     --------         -------
   Total cemetery revenues..  $422,308     $355,529         $66,779     18.8 %
                              ========     ========         =======

   Revenues from the existing clusters increased $52,332 in 1998. Included in the existing cluster increase were $31,945 in increased revenues from cemeteries acquired since the beginning of 1997. Locations acquired before 1997 increased $20,387 due primarily to increased trust investment income.
Cemetery costs and expenses were as follows:

                                                                      Percentage
                             Six Months Ended June 30,      Increase   Increase
                                1998          1997         (Decrease) (Decrease)
                            ----------------------------------------------------
Existing clusters:
   United States...........   $193,976     $181,888         $12,088      6.6%
   Other European..........      6,075        5,849             226      3.9
   Other foreign...........     13,732       13,527             205      1.5
                              --------     --------         -------
                               213,783      201,264          12,519      6.2
New clusters*..............     12,468        1,126          11,342
Non-cluster and disposed
 operations................      2,401        2,422             (21)
Administrative overhead....     21,675       17,074           4,601     26.9
                              --------     --------         -------
 Total cemetery costs
  and expenses.............   $250,327     $221,886         $28,441     12.8%
                              ========     ========         =======


---------------------
* Represents new geographic cluster areas entered into since January 1, 1997 for the period that those businesses were owned by the Company.

   Costs and expenses from existing clusters increased $12,519 due primarily to an increase of $19,757 at cemeteries acquired since the beginning of 1997, while locations acquired before 1997 had a decline of $7,238. The overall cemetery gross profit margin percentage improved in 1998 to 40.7% from 37.6% in 1997. This increase reflects a favorable product mix in sales of preneed cemetery property and merchandise, increased trust investment income, as well as continued cost control in all major expense categories primarily in the United States. Administrative overhead costs have increased to 5.1% of revenues compared to 4.8% during the six months ended June 30, 1998.

Financial Services
The Company's wholly-owned finance subsidiary, Provident Services, Inc. ("Provident") reported a gross profit of $4,500 for the six months ended June 30, 1998, compared to $3,492 for the same period in 1997. Provident's average outstanding loan portfolio during the current period increased to $213,009 compared to $173,547 in 1997, while the average interest rate spread decreased slightly to 3.1% compared to 3.2% in 1997.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses decreased slightly to 2.5% for the six months ended June 30, 1998, compared to 2.6% for the comparable period in 1997.
   Interest expense, which excludes the amount incurred through financial service operations, increased $10,543 or 15.6% period to period. The increased interest expense reflects the Company's funding of acquisitions with debt. During the first quarter of 1997, the Company sold its interest in Equity Corporation International ("ECI") producing a pre-tax gain of $68,077.
   The provision for income taxes reflected a 35.3% effective tax rate for the six months ended June 30, 1998, compared to a 35.8% effective tax rate for the comparable period in 1997. The decrease in the effective tax rate is due primarily to lower taxes from international operations and the 1997 tax impact from the gain on sale of the Company's interest in ECI which was reflected at the Company's higher domestic tax rate.

                       Three Months Ended June 30, 1998
                 Compared to Three Months Ended June 30, 1997
Results of Operations:
Segment information for the Company's three lines of business was as follows:

                            Three Months Ended June 30,               Percentage
                              1998           1997            Increase  Increase
                            ----------------------------------------------------

  Revenues:
    Funeral.............    $450,493        $419,284         $31,209     7.4 %
    Cemetery............     216,366         177,739          38,627    21.7
    Financial services..       5,045           4,118             927    22.5
                            --------        --------         -------
                             671,904         601,141          70,763    11.8
  Costs and expenses:
    Funeral.............     355,847         324,787          31,060     9.6
    Cemetery............     125,639         110,889          14,750    13.3
    Financial services..       2,728           2,282             446    19.5
                            --------        --------         -------
                             484,214         437,958          46,256    10.6
  Gross profit and
   margin percentage:
    Funeral.............      94,646  21.0%   94,497  22.5%      149     0.2
    Cemetery............      90,727  41.9    66,850  37.6    23,877    35.7
    Financial services..       2,317  45.9     1,836  44.6       481    26.2
                            ---------       --------         -------
                            $187,690  27.9% $163,183  27.1%  $24,507    15.0 %
                            ========        ========         =======

Funeral
Funeral revenues were as follows:

                                                                      Percentage
                            Three Months Ended June 30,     Increase   Increase
                                1998          1997         (Decrease) (Decrease)
                            ----------------------------------------------------
Existing clusters:
   United States...........  $223,982       $222,693        $ 1,289      0.6 %
   France..................   140,597        119,078         21,519     18.1
   Other European..........    46,882         43,861          3,021      6.9
   Other foreign...........    26,033         28,709         (2,676)    (9.3)
                             --------       --------        -------
                              437,494        414,341         23,153      5.6
New clusters:*
   United States...........     1,281            889            392
   Other European..........    10,041            921          9,120
   Other foreign...........     1,040            223            817
                             --------       --------        -------
                               12,362          2,033         10,329
Non-cluster and disposed
 operations................       637          2,910         (2,273)
                             --------       --------        -------
   Total funeral revenues..  $450,493       $419,284        $31,209      7.4 %
                             ========       ========        =======

   The $23,153 increase in revenues from existing clusters was the result of a 2.9% increase in the number of funeral services performed (128,443 compared to 124,840), and a 2.6% higher average sales price ($3,406 compared to $3,319). Acquisitions since January 1, 1997, included in existing clusters, contributed $25,481 to the existing cluster revenue increase, while locations acquired before 1997 had a decline of $2,328 due primarily to fewer funeral services performed in April and May in the United States. French funeral revenues for the quarter increased $21,519 due to a 5.6% increase in the number of funeral services performed (36,840 compared to 34,899).
   During the three months ended June 30, 1998, the Company sold $138,919 of prearranged funeral services compared to $148,704 for the same period in 1997.
   Funeral costs and expenses were as follows:

                                                                      Percentage
                            Three Months Ended June 30,     Increase   Increase
                                1998          1997         (Decrease) (Decrease)
                            ----------------------------------------------------
Existing clusters:
   United States..........   $153,079      $147,301         $ 5,778       3.9 %
   France.................    117,750       102,047          15,703      15.4
   Other European.........     39,546        36,423           3,123       8.6
   Other foreign..........     19,809        20,221            (412)     (2.0)
                             --------      --------         -------
                              330,184       305,992          24,192       7.9
New clusters:*
   United States..........        986           536             450
   Other European.........      8,419           714           7,705
   Other foreign..........        889           160             729
                             --------      --------         -------
                               10,294         1,410           8,884
Non-cluster and disposed
 operations...............      3,002         4,326          (1,324)
Administrative overhead...     12,367        13,059            (692)     (5.3)
                             --------      --------         -------
   Total funeral costs
    and expenses..........   $355,847      $324,787         $31,060       9.6 %
                             ========      ========         =======

---------------------
* Represents new geographic cluster areas entered into since January 1, 1997 for the period that those businesses were owned by the Company.

  The $24,192 increase in costs and expenses from existing clusters is primarily the result of a period to period increase in the total number of funeral services performed. Acquisitions since January 1, 1997, included in existing clusters, reported $18,664 of increased costs, while costs from existing locations acquired before 1997 increased $5,528. The gross profit margin for existing clusters decreased to 24.5% in 1998 from 26.1% in 1997. This decrease is primarily attributable to the Company's United States funeral operations, a historically high margin market for the Company. This is due to the aforementioned weakness in the United States funeral service volumes.
  Administrative overhead costs, expressed as a percentage of total funeral revenues, decreased slightly to 2.7%, compared to 3.1% in 1997 due to reclassifications of certain of these costs to the cemetery segment to better reflect the cost of administrative support.

Cemetery
Cemetery revenues were as follows:

                                                                      Percentage
                            Three Months Ended June 30,     Increase   Increase
                                1998          1997         (Decrease) (Decrease)
                            ----------------------------------------------------
Existing clusters:
   United States............ $188,929       $155,922        $33,007     21.2 %
   Other European...........    4,976          5,079           (103)    (2.0)
   Other foreign............   12,421         14,124         (1,703)   (12.1)
                             --------       --------        -------
                              206,326        175,125         31,201     17.8
New clusters*...............    9,558            891          8,667
Non-cluster and disposed
 operations.................      482          1,723         (1,241)
                             --------       --------        -------
   Total cemetery revenues.. $216,366       $177,739        $38,627     21.7 %
                             ========       ========        =======

   Revenues from the existing clusters increased $31,201 in 1998. Included in the existing cluster increase were $17,893 in increased revenues from cemeteries acquired since the beginning of 1997, while revenues from existing cluster locations owned before 1997 increased $13,308 due to increased sales of pre-need and at-need property and merchandise as well as additional trust investment income.
   Cemetery costs and expenses were as follows:

                                                                      Percentage
                            Three Months Ended June 30,     Increase   Increase
                                1998          1997         (Decrease) (Decrease)
                            ----------------------------------------------------
Existing clusters:
   United States............  $ 94,459      $ 91,148         $ 3,311     3.6 %
   Other European...........     2,875         2,888             (13)   (0.5)
   Other foreign............     7,031         6,955              76     1.1
                              --------      --------         -------
                               104,365       100,991           3,374     3.3
New clusters*...............     7,118           799           6,319
Non-cluster and disposed
 operations.................     1,030         1,470            (440)
Administrative overhead.....    13,126         7,629           5,497    72.1
                              --------      --------         -------
   Total cemetery costs
    and expenses............  $125,639      $110,889         $14,750    13.3 %
                              ========      ========         =======

---------------------
* Represents new geographic cluster areas entered into since January 1, 1997 for the period that those businesses were owned by the Company.

   Costs and expenses from existing clusters increased $3,374 due primarily to an increase of $10,407 at cemeteries acquired since the beginning of 1997. The overall cemetery gross profit margin percentage improved in 1998 to 41.9% from 37.6% in 1997. This increase reflects a favorable product mix in sales of preneed cemetery property and merchandise, increased trust investment income, as well as continued cost control in all major expense categories primarily in the United States. Administrative overhead costs have increased to 6.1% of revenues for the three months ended June 30, 1998, compared to 4.3% during the comparable period in 1997 due to the aforementioned reclassifications discussed in the funeral segment.

Financial Services
Provident reported a gross profit of $2,317 for the three months ended June 30, 1998, compared to $1,836 for the same period in 1997. Provident's average outstanding loan portfolio during the current period increased to $220,062 compared to $181,709 for the comparable period in 1997, while the average interest rate spread remained stable at 3.2% for the three months ended June 30, 1998 and 1997.

Other Income and Expenses
Expressed as a percentage of revenues, general and administrative expenses remained stable at 2.6% for the three months ended June 30, 1998 and 1997.
   Interest expense, which excludes the amount incurred through financial service operations, increased $7,371 or 22.3% period to period. This increased interest expense reflects the Company's funding of acquisitions with debt.
   The provision for income taxes reflected a 35.3% effective tax rate for the three months ended June 30, 1998, compared to a 35.0% effective tax rate for the comparable period in 1997.

Financial Condition and Liquidity at June 30, 1998:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Securities and Exchange Commission (the "Commission"). The Company believes cash from operations, additional funds available under its revolving credit agreements, and proceeds from public and private offerings of securities will be sufficient to continue its current acquisition program and operating policies. For the three-month period ended June 30, 1998, the Company acquired 45 funeral service locations and 7 cemeteries (see Note 3). In addition, the Company has received signed letters of intent to acquire an additional 138 funeral service locations, 29 cemeteries and 2 crematoria for an aggregate purchase price of approximately $386,000 and has reached a definitive agreement to merge with ECI (see note 10) which will add 326 funeral homes and 81 cemeteries in a stock for stock transaction valued at approximately $578,000. These businesses are expected to produce approximately $449,000 in annualized revenues, including $324,000 in North American operations and $125,000 from operations outside North America.
   At June 30, 1998, the Company had net working capital of $360,439 and a current ratio of 1.69:1, compared to working capital of $275,966 and a current ratio of 1.52:1 at December 31, 1997.

Sources And Uses of Cash
Cash flows from operating activities: Net cash provided by operating activities was $153,903 for the six months ended June 30, 1998, compared to $172,303 for the same period in 1997, a decrease of $18,400. This decrease results from a combination of higher operating profits, offset by increased uses of cash generated by changes in the Company's working capital accounts. Significant reductions of operating cash include amounts receivable resulting from increased sales of funeral services as well as increased sales of cemetery products and merchandise.

Cash flows from investing activities: Net cash used in investing activities was $465,097 for the six months ended June 30, 1998, compared to $265,551 for the same period in 1997, an increase of $199,546. Cash used for acquisitions increased by $176,131 while the level of capital expenditures remained unchanged during the six months ended June 30, 1998, as the

Company continues to expand through both acquisitions of existing businesses and through increased construction of funeral and cemetery facilities. Additionally, in 1997 approximately $148,000 in cash was provided by the sale of the Company's interest in ECI. Cash used relating to prearranged funeral activities decreased due to the timing of cash payments to and withdrawals from trusts.

Cash flows from financing activities: Net cash provided by financing activities was $339,843 for the six months ended June 30, 1998, compared to $80,674 for the same period in 1997, an increase of $259,169. The six months ended June 30, 1997 included a use of cash of $449,998 for the early extinguishment of certain higher interest rate debt.
   As of June 30, 1998, the Company's debt to capitalization ratio was 51.7% compared to 49.8% at December 31, 1997. The interest rate coverage ratio for the six months ended June 30, 1998 was 4.72:1, compared to 4.42:1 (excluding the gain on the sale of the Company's investment in ECI) for the same period in 1997. This interest rate coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.
   The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. The Company's various revolving credit facilities and lines of credit currently provide for aggregate borrowings of approximately $1,000,000 of which approximately $455,000 was available under these facilities at June 30, 1998. The Company also had the ability to issue $1,000,000 in securities registered with the Commission under a shelf registration. In addition, 14,682,000 shares of common stock and a total of $197,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions.

Prearranged Funeral Services
The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase life insurance or annuity contracts. The principal amount of each such prearranged funeral contract will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance funded contracts also increase the amount of cash to be received upon performance of the funeral and are intended to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. During 1997, the Company completed a review of the prearranged trust investment process which included an asset/liability study. This has resulted in a new investment program which entails the consolidation of multiple trustees, the use of institutional managers with differing investment styles and consolidated performance monitoring and tracking. This new program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to the appropriate investments that more accurately match the anticipated maturity of the policies. The Company anticipates an asset allocation of approximately 65% equity and 35% fixed income.
   Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products issued by third party insurers. The Company sells prearranged funerals in most of its service markets including its foreign markets. Auxia, the Company's French life insurance subsidiary, primarily sells insurance products used to fund prearranged funerals to be performed by the Company's French funeral service locations. Prearranged funeral service sales afford the Company the opportunity to both protect current market share and mix as well as expand market share in certain markets. The Company believes this will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed annually approximates 25% and is expected to grow, thereby making the total number of funerals performed more predictable.

Other Matters:
Year 2000 Issue
The "Year 2000" issue refers to the inability of certain computer programs to correctly differentiate the century from a date in which the year is represented by only two digits. A computer system which is not year 2000 compliant might not be able to process certain data, or possibly could cause the entire computer system to malfunction. The Company is aware of the issues pertaining to computer software and microprocessor performance as they relate to the year 2000, and is taking steps to minimize the possibility that operations will be significantly disrupted by the manner in which Company computers process date codes. The Company has established Year 2000 program offices in Houston and Europe to organize and oversee the Company's Year 2000 preparedness efforts.

The Company's Year 2000 preparedness efforts have been divided into four general categories: planning and assessment, correction, validation and testing, and acceptance and deployment. All of the Company's major systems are being assessed to determine Year 2000 compliance and all non-compliant systems will be repaired or replaced. Most major systems have already been assessed and are at various stages of correction, testing, and deployment. Efforts are underway to educate appropriate Company personnel about the importance of the Year 2000 problem and to mitigate potential problems at all levels of the organization. The Company is currently seeking Year 2000 compliance assurances from third party service providers with which it has significant business relationships.

As major systems are assessed, the Company will be able to prepare accurate cost estimates for completing the Company's Year 2000 preparedness efforts. The Company operates in a relatively low technology business environment that is not dependent upon complex customer on-line processing to execute business operations. The Company currently does not believe that any significant disruptions to operations will occur as a result of the Year 2000 problem. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to successfully convert by another company, would not have a material adverse effect on the Company.

Recent Accounting Standards
The Company will adopt Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" for the year ended December 31, 2000. The Company is currently evaluating the impact of this standard, but does not anticipate that it will have a material impact on the Company's financial position, results of operations, or statement of cash flows.

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

                      SERVICE CORPORATION INTERNATIONAL
                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        On May 14, 1998, the Company held its annual meeting of shareholders and the shareholders elected two directors. The shares voting on the director nominees were cast as follows:

                                             Abstention or           Broker
        Nominee                Votes For     Votes Withheld         Non-votes
        B. D. Hunter          205,618,107      2,626,776              -0-
        John W. Mecom, Jr.    205,699,268          2,545              -0-

ITEM 5. OTHER INFORMATION
        Discretionary Proxy Voting Authority
                 With respect to any proposal of a holder of the Company's common stock to be submitted to the Company's shareholders at its next annual meeting outside the processes of Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, (that is, where a shareholder has not sought inclusion of the proposal in the Company's proxy statement), the proxies solicited by the Company's Board of Directors for use at such annual meeting may confer discretionary authority to the proxies named therein to vote on any such proposal, unless the Company receives notice of such shareholder proposal by February 25, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)Exhibits
           3.1 Statement of Resolution Eliminating Series of Shares of Series C Junior Participating Preferred Stock dated July 27, 1998.

           3.2 Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock dated July 27, 1998.

          10.1 Employment Agreement, dated January 1, 1998, between SCI Executive Services, Inc. and Jerald L. Pullins.
          12.1 Ratio of earnings to fixed charges for the six months ended June 30, 1998 and 1997.
          27.1  Financial data schedule.

        (b)Reports on Form 8-K
           During the quarter ended June 30, 1998, the Company filed a Form 8-K dated May 14, 1998, reporting (i) under "Item 5. Other Events" the preferred share purchase rights which the Company distributed as a dividend on common stock of the Company on July 28, 1998, and (ii) under "Item 7. Exhibits" the Rights Agreement dated May 14, 1998 and the Company's press release dated May 14, 1998.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 1998
                                       SERVICE CORPORATION INTERNATIONAL

                                       By: /s/ George R. Champagne
                                       ---------------------------------
                                       George R. Champagne
                                       Senior Vice President
                                       Chief Financial Officer
                                       (Principal Financial Officer)