Form 10-Q
period 1998-09-30
SERVICE CORPORATION INTERNATIONAL
filed 1998-11-16
CIK 89089

                                       FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C. 20549




       (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1998

                                          or

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

The number of shares outstanding of the registrant's common stock as of November 10, 1998, was 257,872,934 (excluding treasury shares).

                           SERVICE CORPORATION INTERNATIONAL



                                         INDEX

                                                                            Page
Part I. Financial Information

        Consolidated Statement of Income (Unaudited) -
         Three and Nine Months Ended September 30, 1998 and 1997             3

        Consolidated Balance Sheet -
         September 30, 1998 (Unaudited) and December 31, 1997                4

        Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended  September 30, 1998 and 1997                      5

        Consolidated Statement of Stockholders' Equity (Unaudited) -
         Nine Months Ended  September 30, 1998                               6

        Notes to the Consolidated Financial Statements (Unaudited)      7 - 12

        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     13 - 23


Part II Other Information                                                   24

       Signature                                                            24


                           SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED STATEMENT OF INCOME
                                      (Unaudited)

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,

(Dollars in thousands,
except per share amounts)       1998        1997          1998         1997
-------------------------------------------------------------------------------
Revenues...................   $712,520    $600,995     $2,101,594   $1,870,014
Costs and expenses.........   (538,814)   (449,223)    (1,524,070)  (1,366,907)
                              --------    --------     ----------   ----------
Gross profit...............    173,706     151,772        577,524      503,107

General and administrative
 expenses..................    (15,422)    (16,775)       (49,681)     (49,215)
                              --------    --------     ----------   ----------
Income from operations.....    158,284     134,997        527,843      453,892

Interest expense...........    (47,816)    (32,734)      (125,990)    (100,365)
Dividends on preferred
 securities of SCI
 Finance LLC...............       -           -             -           (4,382)
Other income...............     18,087       9,330         35,266       21,185
Gain on sale of investment.       -           -             -           68,077
                              --------    --------     ----------   ----------
                               (29,729)    (23,404)       (90,724)     (15,485)
                              --------    --------     ----------   ----------
Income before income taxes
 and extraordinary loss....    128,555     111,593        437,119      438,407
Provision for income taxes.    (45,342)    (38,869)      (154,172)    (155,735)
                              --------    --------     ----------   ----------

Income before
 extraordinary loss........     83,213      72,724        282,947      282,672
Extraordinary loss on early
 extinguishment of
 debt (net of income taxes
 of $23,383)...............       -          -            -            (40,802)
                              --------    --------     ----------   ----------
Net income.................   $ 83,213    $ 72,724     $  282,947   $  241,870
                              ========    ========     ==========   ==========

Earnings per share:
 Basic:
  Income before
   extraordinary loss......   $    .32    $    .29     $    1.11    $     1.17
  Extraordinary loss
   on early extinguishment
   of debt.................       -           -             -             (.17)
                              --------    --------     ---------    ----------
  Net income...............   $    .32    $    .29     $    1.11    $     1.00
                              ========    ========     =========    ==========
 Diluted:
  Income before
   extraordinary loss......   $    .32    $    .28     $    1.08    $     1.11
  Extraordinary loss on
   early extinguishment
   of debt.................      -           -              -             (.16)
                              --------    --------     ---------    ----------
  Net income...............   $    .32    $    .28     $    1.08    $      .95
                              ========    ========     =========    ==========

Dividends per share........   $    .09    $    .08     $     .27    $      .23
                              ========    ========     =========    ==========

Basic weighted average
 number of shares..........    257,380     251,634       255,673       243,256
                              ========    ========     =========    ==========
Diluted weighted average
 number of shares..........    263,416     258,614       262,308       257,282
                              ========    ========     =========    ==========

(See notes to consolidated financial statements)

                           SERVICE CORPORATION INTERNATIONAL
                              CONSOLIDATED BALANCE SHEET

                                                     September 30,
                                                         1998       December 31,
(Dollars in thousands, except per share amounts)      (Unaudited)      1997
--------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents......................... $   116,980   $    46,877
   Receivables, net of allowances....................     611,587       557,481
   Inventories.......................................     183,039       172,169
   Other.............................................      51,239        34,881
                                                      -----------   -----------
     Total current assets............................     962,845       811,408
                                                      -----------   -----------

Investments - insurance subsidiaries.................   1,275,234       574,728
Prearranged funeral contracts .......................   2,455,649     2,610,632
Long-term receivables ...............................   1,237,827       981,121
Cemetery property, at cost...........................   1,907,117     1,636,859
Property, plant and equipment, at cost (net).........   1,774,243     1,644,137
Deferred charges and other assets....................     671,468       549,862
Names and reputations (net)..........................   1,769,592     1,498,116
                                                      -----------   -----------
                                                      $12,053,975   $10,306,863
                                                      ===========   ===========
Liabilities & Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities.......... $   425,142   $   425,631
   Current maturities of long-term debt..............      83,269        64,570
   Income taxes .....................................     147,706        45,241
                                                      -----------   -----------
     Total current liabilities.......................     656,117       535,442
                                                      -----------   -----------

Long-term debt.......................................   3,365,982     2,634,699
Reserves and annuity benefits - insurance subsidiaries  1,221,478       570,366
Deferred prearranged funeral contract revenues  ......  2,458,898     2,592,991
Deferred income taxes.................................    741,470       701,221
Other liabilities ....................................    606,365       546,140
Stockholders' equity:
   Common stock, $1 per share par value,
   500,000,000  shares  authorized,
   257,820,737 and 252,923,784,  respectively,
   issued and outstanding.............................    257,821       252,924
   Capital in excess of par value.....................  1,554,834     1,493,246
   Retained earnings..................................  1,196,893       983,353
   Accumulated other comprehensive income.............     (5,883)       (3,519)
                                                      -----------   -----------
     Total stockholders' equity.......................  3,003,665     2,726,004
                                                      -----------   -----------
                                                      $12,053,975   $10,306,863
                                                      ===========   ===========

(See notes to consolidated financial statements)

                           SERVICE CORPORATION INTERNATIONAL
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
(Dollars in thousands)                                      1998          1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
Net income................................................. $ 282,947  $241,870
Adjustments to reconcile net income to net cash provided
by  operating activities:
   Depreciation and amortization...........................   133,880   113,982
   Provision for deferred income taxes.....................    26,762    33,033
   Extraordinary loss on early extinguishment of debt,
    net of income taxes....................................      -       40,802
   Gains from dispositions (net)...........................   (24,426)  (83,303)
   Change in assets and liabilities, net of effects
    from acquisitions:
     (Increase) in receivables.............................  (162,353)  (87,109)
     (Increase)  in other assets...........................   (70,405)   (7,795)
     Increase in payables and other liabilities ...........    65,204    25,211
     Other.................................................     4,329    11,210
                                                            ---------  --------
Net cash provided by operating activities .................   255,938   287,901
                                                            ---------  --------

Cash flows from investing activities:
   Capital expenditures....................................  (152,990) (163,294)
   Change in prearranged funeral balances..................    53,097   (41,551)
   Purchases of securities - insurance subsidiaries........  (768,315) (825,010)
   Sales of securities - insurance subsidiaries............   759,477   818,136
   Proceeds from sales of property and equipment...........    27,563    30,827
   Acquisitions, net of cash acquired......................  (668,830) (306,148)
   Loans issued by finance subsidiary......................  (115,527)  (68,158)
   Principal payments received on loans issued by
    finance subsidiary.....................................    62,631    29,117
   Proceeds from sale of equity investment.................      -      147,739
   Purchases of equity investments.........................    (8,412)     -
   Other...................................................     9,788   (32,776)
                                                            ---------  --------
Net cash (used in) investing activities....................  (801,518) (411,118)
                                                            ---------  --------

Cash flows from financing activities:
   Increase in borrowings under revolving credit agreements   257,226    73,291
   Long-term debt issued...................................   500,000   650,000
   Payments of long-term debt..............................   (61,433)  (66,036)
   Early extinguishment of long-term debt..................      -     (449,998)
   Dividends paid..........................................   (65,156)  (50,998)
   Bank overdrafts and other...............................   (14,954)  (15,059)
                                                            ---------  --------
Net cash provided by financing activities..................   615,683   141,200
                                                            ---------  --------
Net increase in cash and cash equivalents..................    70,103    17,983
Cash and cash equivalents at beginning of period...........    46,877    44,131
                                                            ---------  --------
Cash and cash equivalents at September 30, 1998 and 1997... $ 116,980  $ 62,114
                                                            =========  ========
Cash used for:
   Interest................................................ $ 117,992  $ 98,663
                                                            =========  ========
   Taxes...................................................    87,746   101,604
                                                            =========  ========
Non-cash investing and financing transactions:
   Common stock issued in acquisitions..................... $  47,757  $ 57,864
                                                            =========  ========
   Common stock issued under restricted stock plans........     1,226     2,017
                                                            =========  ========
   Debt issued in acquisitions.............................      -        9,656
                                                            =========  ========
   Debenture conversions to common stock...................     2,594     5,127
                                                            =========  ========
   Conversion of preferred securities of SCI Finance LLC...      -      167,911
                                                            =========  ========

(See notes to consolidated financial statements)

                           SERVICE CORPORATION INTERNATIONAL
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      (Unaudited)


                                 Capital in              Accumulated
(Dollars in thousands,             excess                   other
except per share         Common    of par    Retained   comprehensive
amounts)                 stock     value     earnings      income       Total
--------------------------------------------------------------------------------

Balance at
December 31, 1997..... $252,924  $1,493,246 $  983,353    $(3,519)   $2,726,004

Comprehensive income:
 Net income...........                         282,947                  282,947

Other comprehensive
 income:
 Foreign currency
  translation.........                                                  (14,693)
 Unrealized gain
  on securities.......                                                   12,329
                                                                     ----------
Total other
 comprehensive income.                                     (2,364)       (2,364)
                                                                     ----------
Comprehensive income..                                                  280,583

Common stock issued:
 Stock option
  exercises and
  stock grants.......     3,504      12,630                              16,134
 Acquisitions.........    1,208      46,549                              47,757
 Debenture conversions      185       2,409                               2,594

Dividends on
 common stock
 ($.27 per share).....                          (69,407)                (69,407)
                       --------  ----------  ----------   --------   ----------

Balance at
 September 30, 1998... $257,821  $1,554,834  $1,196,893   $ (5,883)  $3,003,665
                       ========  ==========  ==========   ========   ==========


(See notes to consolidated financial statements)

                           SERVICE CORPORATION INTERNATIONAL
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share amounts)
                                      (Unaudited)


1.  Nature of Operations
The Company is the largest provider of death care services in the world. At September 30, 1998, the Company operated 3,370 funeral service locations, 430 cemeteries and 180 crematoria located in 18 countries on five continents.
   The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries contain crematoria. There are 152 combination locations that contain a funeral service location within a company owned cemetery.
   The financial services segment represents a combination of the Company's prearranged funeral marketing, funeral and cemetery trust administration, investments, life insurance operations, and Provident Services, Inc., the Company's finance subsidiary.

2. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements for the nine months ended September 30, 1998 and 1997 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1997 and should be read in conjunction therewith. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition and cash flows.

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

3. Acquisitions
The Company acquired 255 funeral service locations, 40 cemeteries and 14 crematoria during the nine months ended September 30, 1998 (226 funeral service locations, 34 cemeteries and 13 crematoria during the nine months ended September 30, 1997). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued or assumed debt. The operating results of all of these acquisitions have been included since their respective dates of acquisitions.
   Effective July 17, 1998, the Company acquired American Memorial Life Insurance Company (AML), the pre-need funeral services division of American Annuity Group, for $164,000 in cash. AML offers a variety of pre-need and final expense life insurance and annuity products to finance prearranged funerals. AML is part of the Company's financial services segment.

   The effect of acquisitions on the consolidated balance sheet at September 30, was as follows:

                                                       1998              1997
-------------------------------------------------------------------------------
Current assets...................................... $ 55,577         $ 15,072
Investments - insurance subsidiaries................  622,379             -
Prearranged funeral contracts.......................   47,802           63,014
Long-term receivables...............................   74,690           18,020
Cemetery property...................................  163,680          218,901
Property, plant and equipment.......................   84,342           98,104
Deferred charges and other assets...................  138,391            9,077
Names and reputations...............................  350,099          129,023
Current liabilities.................................  (65,588)         (24,197)
Long-term debt......................................  (62,907)         (19,439)
Reserves and annuity benefits -
 insurance subsidiaries............................. (594,848)            -
Deferred prearranged funeral contract revenues......  (45,870)         (79,094)
Deferred income taxes and other liabilities.........  (51,160)         (70,059)
Stockholders' equity................................  (47,757)         (52,274)
                                                     --------         --------
       Cash used for acquisitions................... $668,830         $306,148
                                                     ========         ========

4. Prearranged Funeral Activities
The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance policies.
   Unperformed price guaranteed prearranged funeral contracts are included in the consolidated balance sheet as "Prearranged funeral contracts". This balance represents amounts due from trust funds, customer receivables, or third party insurance companies. A corresponding credit is recorded to "Deferred prearranged funeral contract revenues". Amounts paid by customers under prearranged funeral contracts are recognized in funeral revenue at the time the funeral services are performed. Trust earnings and increasing insurance benefits are accrued and deferred until the service is performed, at which time these funds are also recognized in funeral revenues and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Included in deferred prearranged funeral contract revenues are net obtaining costs incurred through the sales of trust funded and third party insurance funded prearrangements. These obtaining costs include sales commissions and certain other direct marketing costs which are deferred and amortized over a period representing the actuarially determined life of the prearranged contracts.
   Prearranged funeral contracts may also be funded by insurance policies written by the Company's two wholly-owned insurance subsidiaries. These insurance subsidiaries follow generally accepted accounting principles for life insurance companies. Funds collected are included in "Investments-insurance subsidiaries," while actuarially computed insurance reserves and annuity benefit
liabilities   are  recorded  in  "Reserves   and  annuity   benefits-insurance
subsidiaries." At September 30, 1998, approximately $443,000 of the reserves and annuity benefits are associated with policies funding prearranged funerals at non-Company owned funeral locations. Policy acquisition costs are deferred to "Deferred charges and other assets" and amortized as prescribed by generally accepted accounting principles for life insurance companies.
   The total value of unperformed prearranged funerals at September 30, 1998 was $3,395,916 ($3,163,357 at December 31, 1997).

5. Debt
Debt at September 30, 1998 and December 31, 1997, was as follows:

                                                   September 30,    December 31,
                                                        1998            1997
                                               --------------------------------
   Bank revolving credit agreements and
    commercial paper............................... $  870,573      $  588,539
   6.375% notes due in 2000........................    150,000         150,000
   6.75% notes due in 2001.........................    150,000         150,000
   8.72% amortizing notes due in 2002..............    114,259         141,108
   8.375% notes due in 2004........................     51,840          51,840
   7.375% notes due in 2004........................    250,000         250,000
   7.2% notes due in 2006..........................    150,000         150,000
   6.875% notes due in 2007........................    150,000         150,000
   6.5% notes due in 2008..........................    200,000            -
   7.70% notes due in 2009.........................    200,000         200,000
   6.95% amortizing notes due in 2010..............     57,178          58,859
   Floating rate notes due in 2011
    (putable in 1999)..............................    200,000         200,000
   7.875% debentures due in 2013...................     55,627          55,627
   7.0% notes due in 2015 (putable in 2002)........    300,000         300,000
   6.3% notes due in 2020 (putable in 2003)........    300,000            -
   Medium term notes, maturities through 2019,
    fixed average interest rate of 9.32%...........     35,720          35,720
   Convertible debentures, interest rates range
    from 4.75% - 5.5%, due through 2008,
    conversion price ranges from $11.25 - $45.69...     47,379          45,673
   Mortgage notes and other debt with maturities
    through 2015...................................    177,493         184,981
   Deferred loan costs.............................    (10,818)        (13,078)
                                                    ----------      ----------
   Total debt......................................  3,449,251       2,699,269
   Less current maturities.........................    (83,269)        (64,570)
                                                    ----------      ----------
        Total long-term debt....................... $3,365,982      $2,634,699
                                                    ==========      ==========

The Company's primary revolving credit agreement provides for borrowings up to $1,000,000 and consists of two committed tranches - a 364-day tranche and a 5-year, multi-currency tranche - which are primarily used to support commercial paper issuance and for general corporate needs.
   The 364-day tranche allows for borrowings up to $300,000. This facility expires June 25, 1999, but has provisions to be extended for additional 364-day terms. At the end of any term, the outstanding balance may be converted into a two-year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of 0.08% is paid quarterly on the total commitment amount.
   The 5-year tranche allows for borrowings up to $700,000, including $500,000 in various foreign currencies. This facility expires June 27, 2002. Interest rates on this facility are based on various indices as determined by the Company. In addition, a facility fee is paid quarterly on the total commitment amount. The facility fee, which ranges from 0.07% to 0.15%, is based on the Company's senior debt ratings and is currently set at 0.08%. At September 30, 1998, there was approximately $193,000 of revolving borrowings outstanding under this facility at a weighted average interest rate of 6.15%
   As of September 30, 1998, there was $536,000 of commercial paper outstanding backed by the above two tranches at a weighted average interest rate of 5.73%.
   On September 30, 1998, the Company entered into a $141,000 bank facility and borrowed the full amount. This facility will mature November 13, 1998. On October 13, 1998, the Company entered into a $250,000 bank facility. As of November 9, 1998, $100,000 had been borrowed under this facility. This facility will also mature on November 13, 1998. It is the Company's intention to refinance these two facilities with commercial paper borrowings.

   On November 3, 1998, the Company entered into a new revolving credit facility in the amount of $800,000. This facility will be used primarily to support commercial paper issuance, has a 364-day maturity, and expires November 2, 1999. The fee for this facility is set at 0.09%. As of November 9, 1998, this facility had no commercial paper borrowings drawn against it.
   The credit facilities described above have financial compliance provisions that contain certain restrictions on levels of net worth, debt, liens, and guarantees.
   The Company's outstanding commercial paper and other borrowings under its various credit facilities are classified as long-term debt. The Company uses these revolving credit agreements primarily to finance the Company's ongoing acquisition programs. From time to time, the Company raises debt and/or equity in the public markets to refinance its revolving credit facility balances. The timing of these public debt or equity offerings is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities. Therefore, the Company has classified these borrowings as long-term debt.
   On October 29, 1998 the Securities and Exchange Commission declared the Company's new $1,500,000 shelf registration effective. This registration replaced a $1,000,000 shelf registration. As of November 9, 1998, the Company had $1,500,000 of issuance capacity under the new shelf. The shelf allows for issuance of debt, equity, and combinations of such instruments for use in acquisitions and general corporate needs.

6. Derivatives
The Company enters into derivative transactions primarily in the form of interest rate swaps to manage its mix of fixed and floating rate debt, and cross-currency interest rate swaps in combination with local currency borrowings to substantially hedge the Company's net investment in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of credit-worthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged transactions.
   At September 30, 1998, after giving consideration to the interest rate and cross-currency swaps, the Company's debt (excluding Provident debt) consists of approximately 63% of fixed interest rate debt at a weighted average rate of 6.29%, and approximately 37% of floating interest rate debt at a weighted average rate of 5.69%. Approximately $1,816,000 of the Company's debt has been converted from US dollar denominated debt to foreign currency denominated debt as the result of cross-currency swaps. Including these swaps, foreign denominated debt totals $2,082,000.
   The net fair value of the Company's various swap agreements at September 30, 1998, was an asset of $131,000. Fair values were obtained from counterparties to the agreements and represent their estimate of the net amount the Company would receive to terminate the swap agreements based upon the existing terms and current market conditions.

7. Ratio of Earnings to Fixed Charges

                                   Nine Months
                               Ended September 30,
                               1998        1997
                              -------------------
                               3.88        4.35

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

8. Geographic Segment Information

Geographic segment information was as follows:

                                     North                  Other        Other
                                    America       France   European     Foreign
--------------------------------------------------------------------------------

Revenues:
Three months ended September 30:
 1998............................ $  471,032     $147,970  $ 62,281    $ 31,237
 1997............................    400,698      120,718    51,579      28,000
Nine months ended September 30:
 1998............................ $1,387,260     $446,063  $188,757    $ 79,514
 1997............................  1,229,212      403,194   162,931      74,677

Income from operations:
Three months ended September 30:
 1998............................ $  120,803     $ 21,324  $  5,126    $ 11,031
 1997............................    107,912        8,684     7,556      10,845
Nine months ended September 30:
 1998............................ $  425,987     $ 52,206  $ 28,331    $ 21,319
 1997............................    360,797       37,084    32,211      23,800

Funeral services performed:
Three months ended September 30:
 1998............................     61,186       35,085    28,283      8,619
 1997............................     58,734       35,062    23,692      8,585
Nine months ended September 30:
 1998............................    196,363      111,182    85,819     22,690
 1997............................    187,899      111,548    76,451     22,133

Number of locations at
September 30:
 1998............................      1,837        1,200       782        161
 1997............................      1,664        1,093       679        148


9. Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are presented below:

                                  Three Months ended         Nine Months ended
                                      September 30,            September 30,
                                    1998        1997          1998        1997
--------------------------------------------------------------------------------
Income (numerator):
 Income before extraordinary
  item - basic................... $ 83,213   $ 72,724        $282,947  $282,672
 After tax interest on
  convertible debentures.........      392        348           1,162     4,264
                                  --------   --------        --------  --------
 Income before extraordinary
  item - diluted................. $ 83,605   $ 73,072        $284,109  $286,936
--------------------------------------------------------------------------------
Shares (denominator):
 Shares - basic..................  257,380    251,634        255,673    243,256
 Stock options and warrants......    3,959      4,860          4,515      4,753
 Convertible debentures..........    2,077      2,120          2,120      4,891
 Convertible preferred securities
  of SCI Finance LLC.............     -          -              -         4,382
                                  --------    -------        -------    -------
 Shares - diluted................  263,416    258,614        262,308    257,282
--------------------------------------------------------------------------------

Earnings per share before
extraordinary item:
  Basic.......................... $    .32   $    .29        $  1.11   $   1.17
  Diluted........................ $    .32   $    .28        $  1.08   $   1.11
--------------------------------------------------------------------------------



10.Other Matters
   On August 6, 1998, the Company announced that it has reached a definitive agreement with Equity Corporation International (ECI) to form a business combination between the two companies. ECI, the nation's fourth largest publicly traded death care company, currently owns 326 funeral homes and 81 cemeteries in 35 U.S. states and one Canadian province. The combination will occur through a stock-for-stock transaction that will result in ECI shareholders receiving common shares of the Company, and will be accounted for under the pooling-of-interests method of accounting.
   The transaction, subject to regulatory approval and an affirmative vote of ECI shareholders, is expected to close in the fourth quarter of 1998.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (Dollars in thousands, except average sales prices)

Overview:
The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period. The
Company conducts funeral, cemetery and financial services operations in 18 countries. The Company's largest markets are North America and France, which when combined, represent approximately 76% of the Company's total operating locations, and 87% of the Company's consolidated revenue.

                          Nine Months Ended September 30, 1998
                    Compared to Nine Months Ended September 30, 1997

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                          Nine Months Ended September 30,                  %
                                1998              1997         Increase Increase
                       ---------------------------------------------------------
  Revenues:
    Funeral................$1,351,603        $1,269,346        $ 82,257    6.5%
    Cemetery...............   636,138           538,153          97,985   18.2
    Financial services.....   113,853            62,515          51,338   82.1
                           ----------        ----------        --------
                            2,101,594         1,870,014         231,580   12.4
  Costs and expenses:
    Funeral................ 1,042,981           977,825          65,156    6.7
    Cemetery...............   385,773           337,021          48,752   14.5
    Financial services.....    95,316            52,061          43,255   83.0
                           ----------        ----------        --------
                            1,524,070         1,366,907         157,163   11.5
  Gross profit and margin
  percentage:
    Funeral................   308,622  22.8%    291,521  23.0%   17,101    5.9
    Cemetery...............   250,365  39.4     201,132  37.4    49,233   24.5
    Financial services.....    18,537  16.3      10,454  16.7     8,083   77.3
                           ----------        ----------        --------
                           $  577,524  27.5% $  503,107  26.9% $ 74,417   14.8%
                           ==========        ==========        ========

FUNERAL
Funeral revenues were as follows:

                                      Nine Months ended
                                       September 30,      Increase    %Increase
                                       1998       1997     (Decrease) (Decrease)
                                  ----------------------------------------------
   North America....................$  752,151  $  720,467  $31,684       4.4 %
   France ..........................   385,361     351,220   34,141       9.7
   Other European...................   171,136     146,872   24,264      16.5
   Other foreign....................    42,955      50,787   (7,832)    (15.4)
                                    ----------  ----------  -------
      Total funeral revenues........$1,351,603  $1,269,346  $82,257       6.5
                                    ==========  ==========  =======

   The $31,684 increase in revenues from North American operations was primarily the result of a $34,788 increase in revenues from existing clusters partially offset by reduced revenues from disposed operations. The number of funeral services performed by existing clusters in North America increased 4.8% (192,800 compared to 183,924), while the average sales price remained stable ($3,830 compared to $3,834). Included in the existing cluster increase was $49,549 from locations acquired since January 1, 1997 and a decrease of $14,761 from locations acquired prior to January 1, 1997. The decline reported at locations owned prior to January 1, 1997, reflects continued weakness in mortality rates throughout many of the Company's service areas.
   Revenues from French operations increased $34,141 due to additional revenue from locations acquired since January 1, 1997 and increased monument revenues in 1998. These increases were partially offset by a $12,700 decrease in 1998 revenue due to an unfavorable change in the French to US currency exchange rates and a slight decline in total funeral services performed.
   The $24,264 increase in revenues from other European operations was primarily the result of a 12.3% increase in the number of funeral services performed (85,819 compared to 76,451). This volume increase reflects the effect of continued growth through acquisition in Europe.
   The decrease in revenues from other foreign operations is due primarily to a 17% decrease in the Australian to US currency exchange rates, partially offset by a 2.5% increase in the number of funeral services performed (22,690 compared to 22,133). The additional funeral services are due primarily to the Company's acquisition in Argentina during fourth quarter 1997.
   During the nine months ended September 30, 1998, the Company sold $420,349 of prearranged funeral services compared to $425,029 for the same period in 1997.

   Funeral gross margin was as follows:

                         Nine Months ended September 30,
                                % of              % of     Increase   %Increase
                         1998  Revenue     1997  Revenue  (decrease) (decrease)
                      ----------------------------------------------------------
   North America....  $231,706  30.8%   $219,779  30.5%     $11,927      5.4 %
   France ..........    44,659  11.6      32,265   9.1       12,394     38.4
   Other European...    22,457  13.1      25,533  17.4       (3,076)   (12.0)
   Other foreign....     9,800  22.8      13,944  27.4       (4,144)   (29.7)
                      --------          --------            -------
   Total funeral
    gross margin....  $308,622  22.8    $291,521  23.0      $17,101      5.9
                      ========          ========            =======

   The slight improvement in gross margin percentage in North America is due to the increase in funeral revenues mentioned above.
   The 1998 increase in French gross margin is primarily the result of an increase in higher margin monument sales, as well as, continued efforts to control costs.
   Other European gross margin decreased in 1998 due primarily to increased merchandising and promotional expenses incurred in the United Kingdom.

   The decrease in gross margin from other foreign operations was primarily the result of a 17% decrease in the Australian to US currency exchange rates.

CEMETERY
Cemetery revenues were as follows:

                                      Nine Months ended
                                       September 30,        Increase  %Increase
                                       1998       1997     (Decrease) (Decrease)
                                  ----------------------------------------------
   North America..................   $581,958   $498,202     $83,756     16.8%
   Other European.................     17,621    16,059        1,562      9.7
   Other foreign..................     36,559    23,892       12,667     53.0
                                     --------   --------     ------
      Total cemetery revenues.....   $636,138   $538,153     $97,985     18.2
                                     ========   ========     =======

   The $83,756 increase in North American cemetery revenue is due primarily to a $82,448 increase in revenues from existing clusters. Included in the existing cluster increase was $56,200 from locations acquired since January 1, 1997.
   The $12,667 increase in other foreign cemetery revenue is due to the 1998 contribution of the Company's cemetery operations in Argentina (acquired in late 1997 and early 1998), offset by a decrease in cemetery revenue from Australia. The decrease in Australia is due primarily to an unfavorable change in the Australian to US currency exchange rates.
   Cemetery gross margin was as follows:

                         Nine Months ended September 30,
                                % of              % of     Increase   %Increase
                         1998  Revenue     1997  Revenue  (decrease)  (decrease)
                      ----------------------------------------------------------
   North America...... $232,972  40.0%   $184,592  37.1%   $48,380      26.2%
   Other European.....    5,874  33.3       6,678  41.6       (804)    (12.0)
   Other foreign......   11,519  31.5       9,862  41.3      1,657      16.8
                       --------          --------          -------
   Total cemetery
    gross margin...... $250,365  39.4    $201,132  37.4    $49,233      24.5
                       ========          ========          =======

   The increase in gross margin from the Company's North America cemetery operations is due primarily to additional revenue from locations acquired before January 1, 1997, as well as, increased trust investment income and property sales in 1998. The gross margin percentage benefited from increased trust investment income and lower merchandise costs.
   The decline in the other foreign gross margin percentage is due to the acquisition of the Company's Argentina cemetery operations in late 1997 and early 1998. These operations have a lower gross margin percentage than the Company's Australian cemeteries.

FINANCIAL SERVICES
For segment reporting, financial services represents a combination of the Company's existing finance subsidiary, Provident Services, Inc. (Provident), and the Company's two insurance subsidiaries.
   Financial services revenues were as follows:

                                      Nine Months ended
                                       September 30,        Increase
                                       1998       1997     (Decrease) %Increase
                                  ----------------------------------------------
   Insurance:
    North America...................$ 38,912    $  -        $38,912
    France..........................  59,976     50,425       9,551     18.9%
                                    --------    -------     -------
    Total insurance.................  98,888     50,425      48,463     96.1
   Provident........................  14,965     12,090       2,875     23.8
                                    --------    -------     -------
   Total financial services
    revenues........................$113,853    $62,515     $51,338     82.1
                                    ========    =======     =======

   Financial services gross margin was as follows:

                         Nine Months ended September 30,
                                % of              % of     Increase
                         1998  Revenue     1997  Revenue  (decrease)  %Increase
                      ----------------------------------------------------------
   Insurance:
    North America..... $  3,853   9.9%   $  -              $ 3,853
    France............    7,547  12.6      4,819   9.6%      2,728      56.6%
                       --------          -------           -------
    Total insurance...   11,400  11.5      4,819   9.6       6,581     136.6
   Provident..........    7,137  47.7      5,635  46.6       1,502      26.7
                       --------          -------           -------
   Total financial
    services gross
    margin............ $ 18,537  16.3    $10,454  16.7     $ 8,083      77.3
                       ========          =-=====           =======

   The increase in North American revenue and gross margin is due to the acquisition of American Memorial Life Insurance Co. (AML) effective July 17, 1998 (see note 3).
   Provident reported a gross profit of $7,137 for the nine months ended September 30, 1998, compared to $5,635 for the same period in 1997. Provident's average outstanding loan portfolio during the current period increased to $218,475 compared to $179,378 in 1997, while the average interest rate spread remained stable at 3.2%.

Other Income and Expenses
General and administrative expenses remained constant compared to the prior year. Expressed as a percentage of revenues, general and administrative expenses decreased slightly to 2.4% for the nine months ended September 30, 1998, compared to 2.6% for the comparable period in 1997.
   Interest expense, which excludes the amount incurred by Provident, increased $25,625 or 25.5% period to period. The increased interest expense primarily reflects the Company's funding of acquisitions with debt.
   During the first quarter of 1997, the Company sold its interest in Equity Corporation International ("ECI") producing a pre-tax gain of $68,077.
   The provision for income taxes reflected a 35.3% effective tax rate for the nine months ended September 30, 1998, compared to a 35.5% effective tax rate for the comparable period in 1997. The decrease in the effective tax rate is due primarily to lower tax rates on international operations in 1998 and the 1997 tax impact from the gain on sale of the Company's interest in ECI which was reflected at the Company's higher domestic tax rate.

                          Three Months Ended September 30, 1998
                    Compared to Three Months Ended September 30, 1997

Results of Operations:
Segment information for the Company's three lines of business was as follows:

                        Three Months Ended September 30,                   %
                             1998             1997           Increase   Increase
                       ---------------------------------------------------------
  Revenues:
    Funeral............... $432,814         $396,777         $ 36,037     9.1%
    Cemetery............... 213,831          182,624           31,207    17.1
    Financial services.....  65,875           21,594           44,281   205.1
                           --------         --------         --------
                            712,520          600,995          111,525    18.6
  Costs and expenses:
    Funeral................ 347,698          315,670           32,028    10.1
    Cemetery............... 135,446          115,135           20,311    17.6
    Financial services.....  55,670           18,418           37,252   202.3
                           --------         --------         --------
                            538,814          449,223           89,591    19.9
  Gross profit and margin
  percentage:
    Funeral................  85,116  19.7%    81,107  20.4%     4,009     4.9
    Cemetery...............  78,385  36.7     67,489  37.0     10,896    16.1
    Financial services.....  10,205  15.5      3,176  14.7      7,029   221.3
                           --------         --------         --------
                           $173,706  24.4%  $151,772  25.3%  $ 21,934    14.5 %
                           ========         ========         ========

FUNERAL
Funeral revenues were as follows:

                                     Three Months ended
                                        September 30,       Increase  %Increase
                                       1998       1997     (Decrease) (Decrease)
                                  ----------------------------------------------
   North America....................   $234,880   $228,214  $ 6,666      2.9 %
   France ..........................    126,049    102,916   23,133     22.5
   Other European...................     56,431     46,476    9,955     21.4
   Other foreign....................     15,454     19,171   (3,717)   (19.4)
                                       --------   --------  -------
   Total funeral revenues...........   $432,814   $396,777  $36,037      9.1
                                       ========   ========  =======

   North America funeral revenues increased $6,666 due primarily to a $8,662 increase from existing clusters. The number of funeral services performed by existing clusters in North America increased 4.9% (59,537 compared to 56,738),  while the average sales price decreased  slightly  ($3,853 compared to $3,890). Included in the existing cluster increase was a $16,847 increase from locations acquired after January 1, 1997, while locations acquired prior to January 1, 1997, decreased $8,185. The decline reported at locations owned prior to January 1, 1997, reflects continued weakness in mortality rates throughout many of the Company's service areas.
   The $23,133 increase in revenues from French operations was the result of a slight increase in funeral services performed, increased monument revenue and a favorable change in the French to US currency exchange rates.
   Revenues from other European operations increased $9,955 due primarily to a 19.4% increase in the number of funeral services performed (28,283 compared to 23,692). The additional other European funeral services are primarily the result of the Company's acquisitions in Norway and Portugal during 1998.
   Funeral gross margin was as follows:

                        Three Months ended September 30,
                                % of              % of     Increase   %Increase
                         1998  Revenue     1997  Revenue  (decrease)  (decrease)
                      ----------------------------------------------------------
   North America...... $59,254  25.2%    $61,893  27.1%    $(2,639)     (4.3)%
   France ............  17,609  13.9       7,651   7.4       9,958     130.2
   Other European.....   3,573   6.3       5,049  10.8      (1,476)    (29.2)
   Other foreign......   4,680  30.3       6,514  34.0      (1,834)    (28.2)
                       -------           -------           -------
   Total funeral
    gross margin...... $85,116  19.7     $81,107  20.4     $ 4,009       4.9
                       =======           =======           =======

   The North American gross margin decreased due to higher personnel and facility costs. In addition, locations acquired after January 1, 1997 experienced a lower gross margin percentage than the Company's existing locations. Typically, acquisitions will temporarily exhibit slightly lower gross margins, at least until such time as the locations are fully assimilated into the cluster management strategy.
   The increase in French gross margin percentage is the result of higher revenues reported above. The gross margin from other European operations decreased due to increased merchandising and promotional expenses incurred in the United Kingdom, partially offset by increased gross margin by the Company's other European operations.

CEMETERY
Cemetery revenues were as follows:

                                     Three Months ended
                                        September 30,       Increase
                                       1998       1997     (Decrease) %Increase
                                  ----------------------------------------------
   North America.................   $192,199    $168,692    $23,507      13.9%
   Other European................      5,851       5,103        748      14.7
   Other foreign.................     15,781       8,829      6,952      78.7
                                    --------    --------    -------
   Total cemetery revenues.......   $213,831    $182,624    $31,207      17.1
                                    ========    ========    =======

   The $23,507 increase in revenue from North American cemetery operations is due to an $26,508 increase in revenues from existing clusters. Cemetery locations acquired after January 1, 1997, contributed $24,283 of the increase in revenue from existing clusters.
   Cemetery revenue from other foreign operations increased $6,952 due to the expansion into Argentina during fourth quarter 1997 and early 1998, offset by a decrease in cemetery revenue from Australia. The decrease in Australia is due primarily to a 18.5% unfavorable change in the Australian to US currency exchange rates.
   Cemetery gross margin was as follows:

                        Three Months ended September 30,
                                % of              % of     Increase   %Increase
                         1998  Revenue     1997  Revenue  (decrease)  (decrease)
                      ----------------------------------------------------------
   North America...... $70,481  36.7%    $60,822  36.1%    $ 9,659       15.9 %
   Other European.....   1,553  26.5       2,336  45.8        (783)     (33.5)
   Other foreign......   6,351  40.2       4,331  49.0       2,020       46.6
                       --------          -------           -------
   Total cemetery
    gross margin...... $78,385  36.7     $67,489  37.0     $10,896       16.1
                       ========          =======           =======

   The North American gross margin increased due to the aforementioned increase in revenue of 13.9%. The increase in other foreign is primarily due to the contribution from the Company's acquisitions in Argentina in late 1997 and early 1998.

FINANCIAL SERVICES
   Financial services revenues were as follows:

                                      Three Months ended
                                       September 30,
                                       1998       1997      Increase %Increase
                                  ----------------------------------------------
   Insurance:
    North America.................   $38,912   $  -         $38,912
    France........................    21,658    17,210        4,448     25.8%
                                     -------   -------      -------
    Total insurance...............    60,570    17,210       43,360    251.9
   Provident......................     5,305     4,384          921     21.0
                                     -------   -------      -------
   Total financial
    services revenues.............   $65,875   $21,594      $44,281    205.1
                                     =======   =======      =======

   The increase in North American revenue is due to the acquisition of AML effective July 17, 1998 (see note 3).

   Financial services gross margin was as follows:

                        Three Months ended September 30,
                                % of              % of
                         1998  Revenue     1997  Revenue   Increase  %Increase
                      ----------------------------------------------------------
   Insurance:
    North America...... $ 3,853   9.9%   $  -               $ 3,853
    France.............   3,715  17.2      1,033   6.0%       2,682     259.6%
                        -------          -------            -------
    Total insurance....   7,568  12.5      1,033   6.0        6,535     632.6
   Provident...........   2,637  49.7      2,143  48.9          494      23.1
                        -------          -------            -------
   Total financial
    services gross
    margin............. $10,205  15.5    $ 3,176  14.7      $ 7,029     221.3
                        =======          =======            =======

   Provident reported a gross margin of $2,637 for the three months ended September 30, 1998, compared to $2,143 for the same period in 1997. Provident's average outstanding loan portfolio during the current period increased to $229,408 compared to $191,040 for the comparable period in 1997, while the average interest rate spread increased slightly to 3.3% compared to 3.2% in 1997.

Other Income and Expenses
General and administrative expenses declined 8.1% due to lower personnel costs and professional fees.
   Interest expense, which excludes the amount incurred by Provident, increased $15,082 or 46.1% period to period. This increased interest expense primarily reflects the Company's funding of acquisitions with debt.

Financial Condition and Liquidity at September 30, 1998:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Securities and Exchange Commission (the "Commission"). The Company believes cash from operations, additional funds available under its revolving credit agreements, and proceeds from public and private offerings of securities will be sufficient to continue its current acquisition program and operating policies. For the nine-month period ended September 30, 1998, the Company acquired 255 funeral service locations, 40 cemeteries and 14 crematoria (see Note 3). As of September 30, 1998, the Company has received signed letters of intent to acquire an additional 117 funeral service locations, 15 cemeteries and 2 crematoria for an aggregate purchase price of approximately $249,000. Combined, these businesses are expected to produce approximately $334,000 in annualized revenues, including $129,000 in North American operations and $205,000 from operations outside North America. In addition, the Company has reached a definitive agreement to merge with ECI (see note 10) which will add 326 funeral homes and 81 cemeteries in a stock for stock transaction valued at approximately $578,000. The merger with ECI will add approximately $252,000 in assumed debt.
   At September 30, 1998, the Company had net working capital of $306,728 and a current ratio of 1.47:1, compared to working capital of $275,966 and a current ratio of 1.52:1 at December 31, 1997.

Sources And Uses of Cash
Cash flows from operating activities: Net cash provided by operating activities was $255,938 for the nine months ended September 30, 1998, compared to $287,901 for the same period in 1997, a decrease of $31,963. This decrease results from increased non-cash changes in the Company's working capital accounts (primarily increased levels of cemetery sales which generate additional receivables), partially offset by higher operating profits.

Cash flows from investing activities: Net cash used in investing activities was $801,518 for the nine months ended September 30, 1998, compared to $411,118 for the same period in 1997, an increase of $390,400. Cash used for acquisitions increased by $362,682 while the level of capital expenditures remained relatively unchanged during the nine months ended September 30, 1998, as the Company continues to expand through both acquisitions of existing businesses and through increased construction of funeral and cemetery facilities. Additionally, in 1997, $147,339 in cash was provided by the sale of the Company's interest in ECI. Cash used relating to prearranged funeral activities decreased due to the timing of cash payments to and withdrawals from trusts.

Cash flows from financing activities: Net cash provided by financing activities was $615,683 for the nine months ended September 30, 1998, compared to $141,200 for the same period in 1997, an increase of $474,483. The nine months ended September 30, 1997 included a use of cash of $449,998 for the early extinguishment of certain higher interest rate debt.
   As of September 30, 1998, the Company's debt to capitalization ratio was 53.5% compared to 49.8% at December 31, 1997. The interest rate coverage ratio for the nine months ended September 30, 1998 was 4.29:1, compared to 4.36:1 (excluding the gain on the sale of the Company's investment in ECI) for the same period in 1997. This interest rate coverage level has been relatively consistent, despite higher levels of debt outstanding, for several years. The Company believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.
   The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. As of September 30, 1998, the Company's various revolving credit facilities and lines of credit provide for aggregate borrowings of approximately $1,141,000 ($270,000 available at September 30, 1998). As of November 13, 1998, the Company's credit facilities provided for an aggregate borrowings of $1,800,000 (see note 5). As of October 29, 1998, the Company also had the ability to issue $1,500,000 in securities registered with the Commission under a shelf registration. In addition, 14,161,000 shares of common stock and a total of $197,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions.

Prearranged Funeral Services
The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase life insurance or annuity contracts. The principal amount of each such prearranged funeral contract will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance and annuity funded contracts also increase the amount of cash to be received upon performance of the funeral and are intended to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. During 1997, the Company completed a review of the prearranged trust investment process which included an asset/liability study. This has resulted in a new investment program which entails the consolidation of multiple trustees, the use of institutional managers with differing investment styles and consolidated performance monitoring and tracking. This new program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to the appropriate investments that more accurately match the anticipated maturity of the contracts. The Company anticipates an asset allocation of approximately 65% equity and 35% fixed income.
   Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products issued by third party insurers. The Company sells prearranged funerals in most of its service markets including its major foreign markets. AML has been a provider of insurance and annuity products used to fund Company prearranged funerals for several years. Auxia, the Company's French life insurance subsidiary, primarily sells insurance products used to fund prearranged funerals to be performed by the Company's French funeral service locations. Prearranged funeral service sales afford the Company the opportunity to both protect current market share and mix as well as expand market share in certain markets. The Company believes this will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed annually approximates 25% and is expected to grow, thereby making the total number of funerals performed more predictable.

Other Matters:
Year 2000 issue
The Year 2000 issue, also known as "Y2K," refers to the inability of some computer programs and microprocessors to correctly interpret the century from a date in which the year is represented by only two digits (e.g., 98). As a result, on January 1, 2000, computer systems used by companies throughout the world may experience operating difficulties unless they are modified or upgraded to properly process date related information. The Y2K issue can arise at any point in a company's supply, manufacturing, processing, distribution, or financial chains.
   The Company has established Y2K Program Management Offices at its corporate offices in Birmingham, England and Houston, Texas. These program offices, under the direction of senior management, are responsible for overseeing the numerous facets of the Company's Year 2000 Preparedness Project (the Project). The Company has engaged an external consulting firm to assist in oversight of the Project and various assessment activities associated with discovering the seriousness of the Y2K issue in the Pacific Rim and South America. Additionally, the Company is utilizing internal personnel, contract project managers, programmers and testers, as well as vendors, to identify Y2K issues, test and implement the chosen solutions.
   In order to adequately address the Y2K issue, the Project has been divided into the following categories: production systems, networks, desktops, user developed applications, vendor supplied software, facilities & telecommunications, and merchandise supply chain. The following phases are common to all of these categories: inventory (includes determining criticality), discovery to determine Y2K problems, analysis to determine corrective action, correction, testing, and implementation. In addition to these activities, promotion of Y2K awareness and development of contingency plans is part of the Project plan.

State of Readiness:
The majority of the Company's internal Y2K exposure exists at the corporate office locations where the accounting and processing of the Company's business
transactions   takes  place.   Individual   funeral  homes  and  cemeteries  are
substantially technology independent and thus face few Y2K risks from internal systems.

   Production systems: In 1998, in order to improve access to business information through a common, integrated computing system across the company, the Company began a worldwide computer systems replacement project utilizing systems from Oracle Corp. (Oracle). While this project has begun at the Company's European headquarters, global implementation will not be achieved prior to the turn of the century. Therefore, all computer programs expected to be replaced by Oracle are being made Y2K ready. The only exception to this is in the United Kingdom where the implementation of Oracle is proceeding in order to achieve Y2K readiness. In general, the Company's production systems have progressed through the inventory, discovery, and analysis phases and are in various stages of correction and testing. Production systems make up the majority of the Company's "mission critical systems" and are expected to be Y2K ready by mid-1999.

   Networks: Inventory, discovery, and analysis of critical Networks has already been completed in several of the Company's locations and these networks are in various stages of correction and testing. Some non-critical networks exist at individual operating locations and will be assessed and made Y2K ready as time allows. Expectations are that all critical networks will be Y2K ready by mid-1999.

   Desktops: In an effort to ensure the continued operability of the Company's many personal computers, testing is underway to determine the extent to which the Y2K problem associated with desktops will affect the Company's ability to conduct business. It is expected that the impact will be minimal; however, contingency plans are already in place should upgrades or replacements be required. These contingency plans allow for the Y2K readiness of the Company's critical desktops to be achieved by mid-1999.

   User developed applications: Although applications in this category are not expected to be mission critical in nature, the Company is in the process of conducting inventory at both headquarters locations and plans to have all critical user developed applications ready by the end of the first quarter in 1999.

   Vendor supplied software: It is the policy of the Company to query each manufacturer of critical "off-the-shelf" software to ascertain the vendor's statement regarding the Y2K readiness of their product(s). Once the vendor's statement is obtained, upgrades, replacements and testing will be implemented to minimize the risk of Y2K issues arising from the software. Although much of the progress in this risk category is dependent on external vendors supplying Y2K ready products in a timely fashion, the Company expects that all critical vendor supplied software in use at the Company will be Y2K ready by mid-1999.

Facilities & telecommunications: The Company recognizes the potential for Y2K issues to arise from embedded technology systems which may be in use at its numerous facilities. Inventory, discovery, and analysis are underway at the Company's headquarters and preparations are being made for the same to occur at the Company's various operating locations. Upon completion of these phases, upgrades and/or replacements are expected to be made in time to achieve Y2K readiness by mid-1999.

   Merchandise supply chain: Due to the Company's disparate locations and methods of operation, assessing the Y2K readiness of the Company's merchandise supply chain must occur at both the corporate level (for core merchandise supply chain relationships) and the local level (for those relationships unique to a location). Inventory and discovery are already underway at some of the Company's locations. Assessment of corporate relationships is expected to begin prior to the end of 1998 and be concluded, along with the establishment of contingency plans, by mid-1999.

Costs:
The aggregate costs for the Company to achieve Y2K readiness are not expected to exceed $25,000. These costs will be incurred over the three year period from 1998 through the year 2000, with the majority to be expended in 1999. All costs associated with Y2K readiness will be funded from operating cash flows. The Company's costs associated with Y2K readiness through September 30, 1998 are estimated at $2,500.

Risks:
The majority of the Company's internal Y2K exposure exists at corporate locations. The failure to correct a material Y2K problem at these locations could result in an interruption of certain normal corporate business activities. Such a failure would not, however, render the Company's various operating locations unable to deliver goods and services. The Company believes that the greatest risks arise from the uncertainty of the Y2K readiness of key third party suppliers - both private businesses and government entities, especially in the Company's international markets. The possible consequences of the Company or its key third party suppliers not being Y2K ready by January 1, 2000 include temporary location closings, delays in the delivery of goods and services, delays in the receipt of goods and invoice and collection errors. Due to the inherent nature of the Y2K problem, including the uncertainty of the Y2K readiness of key third party suppliers, the Company's is unable at this time to accurately determine whether Y2K related failures will have a material impact on the business and results of operations of the Company. The Project is expected to significantly reduce the Company's level of uncertainty and, through the use of contingency planning, the possibility of significant interruptions in normal operations should be reduced.

Contingency Plans:
Contingency planning is an integral part of Y2K preparedness. Because of the many uncertainties that exist, it is part of the Project methodology that contingency plans be established for critical systems in each of the categories outlined above. The Company is continually developing contingency plans as new risks are uncovered and will continue to plan and implement these plans through all of 1999. The Company does not currently have comprehensive contingency plans for Y2K failures experienced by key third party suppliers; however, as part of the assessment of the corporate merchandise supply chain, these plans will be established to combat the uncertainty that exists in this category. The Y2K program offices plan to review all project contingency plans and advise senior management in early 1999 of any significant shortcomings.

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

                            SERVICE CORPORATION INTERNATIONAL
                               PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 1998 and 1997.
              27.1   Financial data schedule.

         (b)  Reports on Form 8-K
              There were no reports on Form 8-K during the three months ended September 30, 1998.



                                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 1998
                                             SERVICE CORPORATION INTERNATIONAL

                                             By: /s/ George R. Champagne
                                             ----------------------------------
                                             George R. Champagne
                                             Senior Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)