Form 10-K
period 1998-12-31
SERVICE CORPORATION INTERNATIONAL
filed 1999-03-31
CIK 89089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         Common Stock ($1 par value)                      New York Stock Exchange
       Preferred Share Purchase Rights                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $3,989,412,852 based upon a closing market price of $14.875 on March 30, 1999 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 30, 1999 was 271,968,548 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 1999 Annual Meeting of Shareholders (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Service Corporation International was incorporated in Texas on July 5, 1962. The term "Company" or "SCI" includes the registrant and its subsidiaries, unless the context indicates otherwise.

     The Company is the largest provider of death care services in the world. At December 31, 1998, the Company operated 3,442 funeral service locations, 433 cemeteries and 191 crematoria located in 20 countries on five continents. The Company conducts funeral operations in all of the business locales in which it operates, cemetery operations in all regions except France, and financial services operations in North America and France. For financial information about the Company's reportable segments, see Note Fifteen to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company has continued to expand through the acquisition of funeral service locations, cemeteries and crematoria, both domestically and internationally. In 1998, the Company acquired 308 funeral service locations, 47 cemeteries, 18 crematoria, and two insurance companies. The Company has acquired most of its present operations through acquisitions. For information regarding acquisitions, see Note Three to the consolidated financial statements in Item 8 of this Form 10-K. Although the Company is continuing to make acquisitions, the Company is curtailing its acquisition activity as discussed in the third paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

FUNERAL AND CEMETERY OPERATIONS

     The funeral and cemetery operations consist of the Company's funeral service locations, cemeteries and related businesses. The operations are organized into a North American division covering the United States and Canada and an international division responsible for all operations in Europe, the Pacific Rim and South America. Each division is under the direction of divisional executive management with substantial industry experience. Local funeral service location and cemetery managers, under the direction of the divisional management, receive support and resources from the Company's headquarters in Houston, Texas and have substantial autonomy with respect to the manner in which services are conducted.

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

     Funeral Service Locations. The funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers and burial garments, and certain funeral service locations also operate crematoria. At December 31, 1998, the Company owned 156 funeral service location/cemetery combinations and operated 49 flower shops engaged principally in the design and sale of funeral floral arrangements. These flower shops provide floral arrangements to some of the Company's funeral homes and cemeteries.

     In addition to selling its services and products to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets, including several foreign markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. The funds collected from prearranged funeral contracts are placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance policies from third party insurers or the Company's wholly owned insurance subsidiaries. At December 31, 1998, the total value of the Company's unperformed prearranged funeral contracts was $3.752 billion, of which approximately $368 million is estimated to be fulfilled in 1999. For additional information concerning prearranged funeral activities, see "Prearranged Funeral Services" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note Four to the consolidated financial statements in Item 8 of this Form 10-K.

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

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual care trust funds. Earnings of perpetual care trust funds are used to defray the maintenance cost of cemeteries. In addition, all or a portion of the proceeds from the sale of preneed cemetery merchandise may be required by law to be paid into trust until the merchandise is purchased on behalf of the customer. For additional information regarding cemetery trust funds, see Notes Two and Six to the consolidated financial statements in Item 8 of this Form 10-K.

     Death Care Industry. The funeral industry is characterized by a large number of locally owned, independent operations. The Company believes that based on the total number of funeral services performed in 1998, the Company, including companies acquired by it, performed approximately 11%, 28%, 14% and 25% of the funeral services in North America, France, the United Kingdom and Australia, respectively.

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

FINANCIAL SERVICES OPERATIONS

     The financial services division represents a combination of the Company's prearranged funeral and cemetery trust accounting and administration, investment management, life insurance operations and the lending activities of Provident Services, Inc., a wholly-owned subsidiary of the Company ("Provident").

     The Company's insurance operations include ownership of a French life insurance company (Auxia) and a U.S. life insurance company (American Memorial Life Insurance Company). These wholly-owned subsidiaries assist in funding contracts written by Company owned funeral service locations. For additional information concerning the Company's financial services and insurance operations, see Management's

Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes Two, Four and Five to the consolidated financial statements in Item 8 of this Form 10-K.

     Since 1988, Provident has provided secured financing to independent funeral home and cemetery operators. The majority of Provident's loans are made to clients seeking to finance funeral home or cemetery acquisitions. Additionally, Provident provides construction loans for funeral home or cemetery improvement and expansion. Loan packages take traditional forms of secured financing comparable to arrangements offered by leading commercial banks. Provident's loans are generally made at interest rates which float with the prime lending rate. At December 31, 1998, Provident had $270 million in loans outstanding and $31 million of unfunded loan commitments. At December 31, 1997, Provident had $198 million in loans outstanding and $50 million of unfunded loan commitments. Provident obtains its funds primarily from the Company's variable interest rate credit facilities.

EMPLOYEES

     At December 31, 1998, the Company employed 27,618 (16,627 in the United States) persons on a full time basis and 12,410 (9,148 in the United States) persons on a part time basis. Of the full time employees, 26,567 were in the funeral and cemetery operations, 397 were in financial services operations and 654 were in corporate services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans. Eligible United States employees are participants in retirement plans of the Company or various subsidiaries, while foreign employees are covered by other Company defined or government mandated benefit plans. Although labor disputes are experienced from time to time, in general relations with employees are considered satisfactory.

REGULATION

     The Company's various operations are subject to regulations, supervision and licensing under various U.S. federal, state and foreign statutes, ordinances and regulations. The Company believes that it is in substantial compliance with the significant provisions of such statutes, ordinances and regulations. See discussion of FTC funeral industry trade regulation and consent orders in "Funeral Service Locations" above.

     The French funeral services industry has undergone significant regulatory change in recent years. Historically, the French funeral services industry has been controlled, as provided by national legislation, either (i) directly by municipalities through municipality-operated funeral establishments ("Municipal Monopoly"), or (ii) indirectly by the remaining municipalities that have contracted for funeral service activities with third party providers, such as SCI's French operations ("Exclusive Municipal Authority"). Legislation has been passed that will generally end municipal control of the French funeral service business and will allow the public to choose their funeral service provider. Under such legislation, the Exclusive Municipal Authority was abolished in January 1996, and the Municipal Monopoly was eliminated in January 1998. Cemeteries in France, however, are and will continue to be controlled by municipalities and religious organizations, with third parties, such as SCI, providing cemetery merchandise such as markers and monuments.

ITEM 2. PROPERTIES.

     The Company's executive headquarters are located at 1929 Allen Parkway, Houston, Texas 77019, in a 12-story office building. A wholly owned subsidiary of the Company owns an undivided one-half interest in the building and its parking garage. The property consists of approximately 1.3 acres, 250,000 square feet of office space in the building and 160,000 square feet of parking space in the garage. The Company leases all of the office space in the building pursuant to a lease that expires June 30, 2005 providing for monthly rent of $43,000 through July 2000 and $59,000 thereafter. The Company pays all operating expenses. One half of the rent is paid to the wholly owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. The Company owns and utilizes two additional buildings located in Houston, Texas containing a total of approximately 167,000 square feet of office space.

     At December 31, 1998, the Company owned the real estate and buildings of 3,187 of its funeral service and cemetery locations and leased facilities in connection with 879 of such operations. In addition, the Company leased five aircraft pursuant to cancelable leases. At December 31, 1998, the Company operated 13,190 vehicles, of which 11,012 were owned and 2,178 were leased. For additional information regarding leases, see Note Eleven to the consolidated financial statements in Item 8 of this Form 10-K.

     At December 31, 1998, the Company's 433 cemeteries contain a total of approximately 31,186 acres, of which approximately 53% are developed.

     The specialized nature of the Company's businesses requires that its facilities be well-maintained and kept in good condition. Management believes that these standards are met.

ITEM 3. LEGAL PROCEEDINGS.

     Since January 26, 1999, several lawsuits have been commenced on behalf of persons who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of the Company into Equity Corporation International ("ECI"), (ii) purchased shares of Company common stock during certain specified class periods or (iii) owned employee stock options in ECI. As of March 24, 1999, 20 class action lawsuits that had been originally filed in federal district court in Houston had been consolidated into one action pending in that court, and one additional class action lawsuit that had been originally filed in the federal district court in Lufkin, Texas was still pending in that court. These lawsuits allege violations of federal securities laws and name as defendants the Company and certain of its officers and directors. As of the same date, two former state court lawsuits, one of which was a class action, naming the Company as defendant and alleging fraud and violations of Texas securities and common law had been removed to the federal district court in Lufkin. The lawsuits generally refer to the Company's January 26, 1999 public announcement that the Company's diluted earnings per share for the fourth quarter of 1998 and for the year ended December 31, 1998 would be lower than analyst expectations. The lawsuits seek, among other things, to recover unspecified damages. Since the litigation is in its very preliminary stages, no discovery has been taken, and the Company cannot quantify its ultimate liability, if any, for the payment of damages in these lawsuits. However, the Company believes that the allegations in the lawsuits do not provide a basis for the recovery of damages because the Company has made all the required disclosures on a timely basis. The Company is seeking to transfer the lawsuits pending in Lufkin and consolidate them with the action pending in federal district court in Houston. The Company intends to aggressively defend the foregoing lawsuits. A list of (x) the styles of the pending class action litigation matters, (y) the identities of the officers and directors of SCI who have not been expressly excluded from the class designations relating to former ECI stockholders and option holders and (z) the identities of officers and directors of SCI who have been named as individual defendants in certain pending litigation are set forth in Exhibit 99.1 to this report, which Exhibit 99.1 is hereby incorporated by reference.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 30, 1999 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                      YEAR FIRST
                                                                                        BECAME
            OFFICER NAME               AGE                  POSITION                  OFFICER(1)
            ------------               ----                 --------                  ----------
R. L. Waltrip........................  (68)   Chairman of the Board, Chief              1962
                                              Executive Officer and President
George R. Champagne..................  (45)   Executive Vice President Chief            1989
                                              Financial Officer
John W. Morrow, Jr...................  (63)   Executive Vice President North            1989
                                              American Operations
Jerald L. Pullins....................  (57)   Executive Vice President                  1992
                                              International Operations
W. Blair Waltrip.....................  (44)   Executive Vice President                  1980
Gregory L. Cauthen...................  (41)   Senior Vice President                     1995
Glenn G. McMillen....................  (56)   Senior Vice President Assistant to        1993
                                              Chairman
Richard T. Sells.....................  (59)   Senior Vice President Preneed Sales       1987
James M. Shelger.....................  (49)   Senior Vice President General Counsel     1987
                                              and Secretary
Jack L. Stoner.......................  (53)   Senior Vice President Administration      1992
T. Craig Benson......................  (37)   Vice President International              1990
                                              Operations
J. Daniel Garrison...................  (47)   Vice President International              1998
                                              Operations
W. Cardon Gerner.....................  (44)   Vice President Controller                 1999
W. Mark Hamilton.....................  (34)   Vice President                            1996
Lowell A. Kirkpatrick, Jr. ..........  (40)   Vice President Operations, Finance        1994
                                              and Development
Stephen M. Mack......................  (47)   Vice President Operations                 1998
Todd A. Matherne.....................  (44)   Vice President Treasurer                  1996
Thomas L. Ryan.......................  (33)   Vice President International Finance      1999
Vincent L. Visosky...................  (51)   Vice President                            1989
Michael R. Webb......................  (41)   Vice President International              1998
                                              Corporate Development
Henry M. Nelly, III..................  (54)   President -- Provident Services,          1989
                                              Inc., a subsidiary of the Company

---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Gerner joined the Company in January 1999 in connection with the acquisition of ECI and in March 1999 was promoted to Vice President Controller. Before the acquisition, Mr. Gerner had been Senior Vice President and Chief Financial Officer of ECI since March 1995. Prior thereto, Mr. Gerner was a partner with Ernst & Young LLP.

     Mr. Matherne joined the Company in April 1995 as Managing Director Investor Relations and was promoted in May 1996 to Vice President Investor Relations and in February 1998 to Vice President Operations, Finance and Development. Prior thereto, Mr. Matherne was Vice President and General Manager of Baker Hughes Treatment Services, an environmental services business.

     Mr. Ryan joined the Company in June 1996 as Director of Financial Reporting. Since then, Mr. Ryan has served as Director of Investor Relations and Managing Director and Chief Financial Officer of International Operations. Mr. Ryan was promoted to Vice President International Finance in February 1999. Prior to joining the Company, Mr. Ryan was a certified public accountant with Coopers & Lybrand L.L.P. for more than five years.

     Each officer of the Company is elected by the Board of Directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the Bylaws of the Company. Each officer of a subsidiary of the Company is elected by the subsidiary's board of directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the bylaws of the subsidiary. W. Blair Waltrip is a son of R.L. Waltrip.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 1998, there were 7,613 holders of record of the Company's common stock.

     The Company has declared 103 consecutive quarterly dividends on its common stock since it began paying dividends in 1974. The dividend rate is currently $.09 per share per quarter, or an indicated annual rate of $.36 per share. For the three years ended December 31, 1998, dividends per share were $.36, $.30 and $.24, respectively.

     The table below shows the Company's quarterly high and low common stock prices:

                                                 YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                         1998              1997              1996
                                    ---------------   ---------------   ---------------
                                     HIGH     LOW      HIGH     LOW      HIGH     LOW
                                    ------   ------   ------   ------   ------   ------
First.............................  $43.69   $35.69   $33.88   $26.88   $24.75   $19.44
Second............................   44.63    38.94    36.00    29.63    30.13    24.13
Third.............................   45.88    31.88    35.75    29.81    29.44    27.63
Fourth............................   39.25    29.81    38.00    27.88    30.75    26.50

     On March 26, 1999, the closing price of the Company's common stock was $14.75 per share.

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

ITEM 6. SELECTED FINANCIAL DATA.

                                                      YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      1998         1997         1996         1995         1994
                                   ----------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS)
Revenues.........................  $2,875,090   $2,535,865   $2,355,342   $1,652,126   $1,117,175
Income before extraordinary
  loss...........................     342,142      374,552      265,298      183,588      131,045
Net income.......................     342,142      333,750      265,298      183,588      131,045
Earnings per share:
  Income before extraordinary
     loss
     Basic.......................        1.34         1.53         1.13          .92          .76
     Diluted.....................        1.31         1.47         1.08          .86          .71
  Net income
     Basic.......................        1.34         1.36         1.13          .92          .76
     Diluted.....................        1.31         1.31         1.08          .86          .71
Dividends per share..............         .36          .30          .24          .22          .21
Total assets.....................  13,266,158   10,514,930    9,020,778    7,768,982    5,196,690
Long-term debt...................   3,764,590    2,634,699    2,048,737    1,712,464    1,330,177
Convertible preferred securities
  of SCI Finance LLC.............          --           --      172,500      172,500      172,500
Stockholders' equity.............   3,154,102    2,726,004    2,235,317    1,975,345    1,196,622
Shares outstanding...............     259,201      252,924      236,193      234,542      189,714
Ratio of earnings to fixed
  charges*.......................        3.42         4.29         3.24         2.84         3.13

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

  Equity Corporation International

     In January 1999, a wholly-owned subsidiary of the Company acquired ECI. The combination occurred through a stock-for-stock transaction in which ECI stockholders received approximately 15,500,584 shares of Company common stock.

     Set forth below is certain summary financial information for ECI (Dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                         1998         1997       1996
                                                      -----------   --------   --------
                                                      (UNAUDITED)
Revenues............................................   $190,056     $135,073   $ 91,974
                                                       --------     --------   --------
Gross profit........................................     51,003       37,660     26,137
                                                       --------     --------   --------
Net income..........................................   $ 16,247     $ 14,699   $ 10,326
                                                       --------     --------   --------

Current assets......................................   $ 61,692     $ 34,766   $ 29,558
Non-current assets..................................    917,523      682,934    414,333
                                                       --------     --------   --------
Total assets........................................   $979,215     $717,700   $443,891
                                                       --------     --------   --------
Current liabilities.................................   $ 31,019     $ 17,100   $ 10,379
Non-current liabilities.............................    690,722      474,068    256,048
                                                       --------     --------   --------
Total liabilities...................................   $721,741     $491,168   $266,427
                                                       --------     --------   --------
Stockholders' equity................................   $257,474     $226,532   $177,464
                                                       --------     --------   --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

     The Company is the largest provider of death care services in the world. At December 31, 1998, the Company operated 3,442 funeral service locations, 433 cemeteries and 191 crematoria located in 20 countries on five continents. The Company conducts funeral operations in all of its business locales, cemetery operations in all regions except France, and financial services operations in North America and France. As of December 31, 1998, the Company's largest markets are North America and France, which when combined, represent approximately 87% of the Company's consolidated revenue, 90% of consolidated income from operations and 75% of the Company's total operating locations.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allows the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period.

     Historically, the Company's growth has been largely attributable to acquisitions. In light of prevailing market prices for available acquisition candidates, the Company is curtailing its acquisition activity. Additionally, because of the current size of the Company, it is becoming increasingly difficult to support the historical earnings growth rate through acquisitions. Therefore, the Company intends to focus its efforts on maximizing the profitability of existing clusters of facilities rather than the historically heavy emphasis on acquisitions. The Company, though, will continue to acquire domestic and foreign facilities where operating strategies and pricing considerations are properly aligned.

RESULTS OF OPERATIONS -- FOURTH QUARTER 1998 COMPARED TO FOURTH QUARTER 1997:

     Funeral and cemetery revenues were $687,996 in the fourth quarter 1998, compared to $637,654 in the prior year quarter, a 7.9% increase. Funeral and cemetery gross margins were $131,781 in the fourth quarter 1998 compared to $180,615 in the prior year quarter, a 27.0% decrease. The large decrease in the funeral and cemetery gross margins contributed significantly to the consolidated net income and diluted earnings per share declines, quarter over quarter, of 35.6% and 36.1%, respectively. A 40.5% increase in interest expense, quarter over quarter, was primarily responsible for the remainder of the declines. Though total funeral and cemetery revenues increased quarter over quarter, the rate of growth was less than expected. At the same time, costs and expenses had been structured for an expected higher level of sales. Major items contributing to the earnings decline included:

     - A 2.7% decline in funeral revenues, quarter over quarter, at locations owned before October 1, 1997. This represented approximately $11,000 and was caused by weak death rates and lower average sales prices. The lower average sales prices were due to a changing profile in the sales mix reflecting an increased proportion of performed funerals from lower average prearranged sales and an increased proportion of lower average cremations.

     - Approximately $19,000, or 6.3%, in additional funeral costs incurred at locations acquired before October 1, 1997 due to higher merchandise, personnel, facility and public relations costs primarily in North America and the United Kingdom.

     - Weak operating performances by locations acquired after September 30, 1997.

     - Approximately $10,000, or 10.4%, in increased cemetery costs for locations acquired before October 1, 1997 due to higher merchandise, maintenance and administrative expenses primarily in North America. Revenues at these locations grew by approximately $1,000, or .9%.

     - Increased overhead costs included in the funeral and cemetery gross margins, partially due to an anticipated higher level of revenues, increased approximately $13,000, or 60.1%.

RESULTS OF OPERATIONS:

     The operating results for the Company in 1998 compared to 1997 were below expectations primarily as the result of disappointing fourth quarter funeral and cemetery revenue and a cost structure that was geared toward a higher expected level of revenue. These issues were discussed above and are discussed in more detail below. Current expectations for the Company's 1999 outlook point to continued pressure on operating margins as costs are expected to grow at a faster percentage than revenues due primarily to the following issues. Revenue growth is expected to continue to be negatively affected by potentially weak death rates in several of the Company's major markets. In addition, cemetery preneed sales are not expected to grow appreciably over 1998 levels due primarily to continued sales staffing difficulties. The funeral business has a high fixed cost structure (approximately 80%-90% of funeral costs) that does not easily lend itself to reductions during periods of slower revenue growth. The acquisition in January 1999 of Equity Corporation International (ECI), previously the fourth largest death care company in North America, will exert downward pressure on operating margins due to ECI's historically lower volume operations.

  Year ended 1998 compared to 1997

                                       YEARS ENDED DECEMBER 31,                           PERCENTAGE
                                   --------------------------------           INCREASE     INCREASE
                                      1998                 1997              (DECREASE)   (DECREASE)
                                   -----------          -----------          ----------   ----------
Revenues:
  Funeral........................  $ 1,829,136          $ 1,720,291           $108,845        6.3%
  Cemetery.......................      846,601              724,862            121,739       16.8
  Financial services.............      199,353               90,712            108,641      119.8
                                   -----------          -----------           --------      -----
                                     2,875,090            2,535,865            339,225       13.4
Costs and expenses:
  Funeral........................   (1,444,529)          (1,318,920)           125,609        9.5
  Cemetery.......................     (540,440)            (452,965)            87,475       19.3
  Financial services.............     (171,351)             (76,368)            94,983      124.4
                                   -----------          -----------           --------      -----
                                    (2,156,320)          (1,848,253)           308,067       16.7
Gross profit margin and
  percentage:
  Funeral........................      384,607   21.0%      401,371   23.3%    (16,764)      (4.2)
  Cemetery.......................      306,161   36.2       271,897   37.5      34,264       12.6
  Financial services.............       28,002   14.0        14,344   15.8      13,658       95.2
                                   -----------   ----   -----------   ----    --------      -----
                                   $   718,770   25.0%  $   687,612   27.1%   $ 31,158        4.5%
                                   ===========   ====   ===========   ====    ========      =====

  Funeral

     Funeral revenues were as follows:

                                       YEARS ENDED DECEMBER 31,                           PERCENTAGE
                                   --------------------------------           INCREASE     INCREASE
                                      1998                 1997              (DECREASE)   (DECREASE)
                                   -----------          -----------          ----------   ----------
North America....................  $ 1,006,654          $   970,749           $ 35,905        3.7%
France...........................      524,418              480,473             43,945        9.1
Other European...................      241,114              203,479             37,635       18.5
Other foreign....................       56,950               65,590             (8,640)     (13.2)
                                   -----------          -----------           --------      -----
          Total funeral
            revenues.............  $ 1,829,136          $ 1,720,291           $108,845        6.3%
                                   ===========          ===========           ========      =====

     The $35,905 increase in revenues from North American operations was primarily the result of a $34,499 increase in revenues from existing clusters (existing clusters represent geographic areas entered prior to January 1, 1997). Included in the existing cluster increase was a $60,724 increase from locations acquired since January 1, 1997, offset by a $26,225 decrease from locations acquired prior to 1997. The number of funeral services performed by existing clusters in North America increased 4.1% (259,071 compared to

248,781), while the average sales price decreased slightly by .5% ($3,817 compared to $3,836). The sales price decrease occurred because of continuing changes in the Company's sales mix resulting from a higher proportion of funerals from prearranged contracts being serviced and an increase in the number of cremations performed both of which typically carry lower sales price averages than traditional at need funeral services. The prearranged sales average has been historically lower than the current at need sales average primarily due to the servicing of older, lower average contracts typically sold by funeral homes that have been acquired by the Company. In addition, the Company has lowered sales prices in certain markets for competitive reasons. Locations included in existing clusters, that were acquired since January 1, 1997 performed 25,999 funeral services compared to 10,378 in 1997, while locations acquired before 1997 performed 2.2% fewer funeral services in 1998 (233,072 compared to 238,403).

     The increasing proportion of people over age 65 in the Company's primary North American markets could increase demand for funeral services in the decades to come. It is believed the Company currently performs approximately 11% of the funeral services in North America.

     Revenues from the Company's operations in France increased $43,945 in 1998 due primarily to acquisitions, since January 1, 1997, added to existing French clusters. Also contributing to this increase was a 3.0% increase in average sales prices and higher merchandise sales in 1998 at existing locations. The total number of funeral services performed by the Company's French operations during 1998 was 147,994, compared to 148,223 in 1997.

     The $37,635 increase in revenues from other European operations is primarily due to a 14.4% increase in the total number of funeral services performed (117,776 compared to 102,985). Revenue from locations acquired since January 1, 1997, increased $43,912 in 1998 ($57,514 compared to $13,602), while volumes at these locations increased to 30,903 in 1998, compared to 7,140 in 1997. In 1998, the Company entered into new markets, including Norway and expanded existing markets in Spain, Portugal and the Netherlands.

     The decrease in revenues from other foreign operations is primarily due to a 15.4% decline in the Australian to US currency exchange rates, offset by increased revenues from a full year of operations in Argentina. The number of funeral services performed by other foreign operations were 29,946 compared to 29,278 in 1997.

     During the year ended December 31, 1998, the Company sold (net of cancellations) approximately $490,000 of prearranged funeral services compared to approximately $527,000 for the same period in 1997. The obligations are funded through both trust funded and insurance backed contracts. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The Company expects to continue the emphasis on selling prearranged funerals.

     Funeral gross margins were as follows:

                                    YEARS ENDED DECEMBER 31,
                             ---------------------------------------                PERCENTAGE
                                         % OF                 % OF      INCREASE     INCREASE
                               1998     REVENUE     1997     REVENUE   (DECREASE)   (DECREASE)
                             --------   -------   --------   -------   ----------   ----------
North America..............  $284,332    28.2%    $297,586    30.7%     $(13,254)      (4.5)%
France.....................    60,810    11.6       48,620    10.1        12,190       25.1
Other European.............    27,731    11.5       38,097    18.7       (10,366)     (27.2)
Other foreign..............    11,734    20.6       17,068    26.0        (5,334)     (31.3)
                             --------    ----     --------    ----      --------      -----
          Total funeral
            gross margin...  $384,607    21.0%    $401,371    23.3%     $(16,764)      (4.2)%
                             ========    ====     ========    ====      ========      =====

     The decrease in gross margin percentage in North America is due to an increase in costs and expenses of 7.3% while revenues increased 3.7%, as discussed above. The increased costs and expenses are primarily due to higher costs at locations acquired since January 1, 1997. Typically, acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations at least until such time as these locations are assimilated into the Company's cluster management strategy. Costs for locations acquired prior to 1997 were flat with the prior year.

     The France gross margin increase is attributable to a revenue increase of 9.1%, while the corresponding increase in costs and expenses were 7.4%. The Company continues to improve its French sales and merchandising efforts while implementing additional cost efficiencies.

     Despite increased revenues, the other European gross margin percentage decreased due to a disproportionate increase in costs and expenses of 29.0% ($213,383 compared to $165,381). The increased costs and expenses are primarily related to additional costs in the United Kingdom and operating costs incurred by acquisitions made throughout Europe during the year.

     The decrease in other foreign gross margin percentage is primarily due to the Company's Australian operations. Excluding a 15.4% decline in the Australian to US currency exchange rates, Australian revenue declined approximately 1.6%, while Australian costs and expenses increased approximately 6.0%.

  Cemetery

     Cemetery revenues were as follows:

                                                 YEARS ENDED
                                                DECEMBER 31,
                                             -------------------              PERCENTAGE
                                               1998       1997     INCREASE    INCREASE
                                             --------   --------   --------   ----------
North America..............................  $768,228   $671,112   $ 97,116      14.5%
Other European.............................    25,565     21,609      3,956      18.3
Other foreign..............................    52,808     32,141     20,667      64.3
                                             --------   --------   --------      ----
          Total cemetery revenues..........  $846,601   $724,862   $121,739      16.8%
                                             ========   ========   ========      ====

     The $97,116 increase in revenues from North American cemetery operations is primarily due to an increase of $95,153 from existing clusters. Included in the existing cluster increase was $69,483 from locations acquired since January 1, 1997, while revenues from existing cluster locations acquired before 1997 increased $25,670. Factors contributing to the total increase were increases in preneed and at need sales of property and merchandise ($66,629), higher investment earnings on trusted amounts ($18,594) and increased revenue from sales of excess property ($11,893).

     The increase in revenues from other foreign operations is primarily due to the inclusion of a full year of cemetery operations in Argentina $24,365, offset by a $3,698 decrease in cemetery revenue in Australia.

     Cemetery gross margins were as follows:

                                    YEARS ENDED DECEMBER 31,
                             ---------------------------------------                PERCENTAGE
                                         % OF                 % OF      INCREASE     INCREASE
                               1998     REVENUE     1997     REVENUE   (DECREASE)   (DECREASE)
                             --------   -------   --------   -------   ----------   ----------
North America..............  $282,754    36.8%    $251,993    37.5%     $30,761        12.2%
Other European.............     7,936    31.0        8,275    38.3         (339)       (4.1)
Other foreign..............    15,471    29.3       11,629    36.2        3,842        33.0
                             --------    ----     --------    ----      -------        ----
          Total cemetery
            gross margin...  $306,161    36.2%    $271,897    37.5%     $34,264        12.6%
                             ========    ====     ========    ====      =======        ====

     North American cemetery gross margin increased $30,761 in 1998, primarily due to corresponding growth in revenue discussed above. The 1998 decrease in cemetery gross margin percentage (36.8% compared to 37.5%) is due to higher costs at locations acquired since January 1, 1997 and higher overhead costs. Recently acquired cemeteries will usually have lower gross margins than the Company's existing cemeteries until a formal selling program can be developed and until operating costs can be more efficiently managed through the cluster management approach. Costs at existing cemeteries were .3% higher in 1998 versus 1997.

     The decrease in other foreign gross profit margin percentage is due to the inclusion of a full year of cemetery operations in Argentina. The gross profit margin percentage from operations in Argentina was approximately 19.4% in 1998, compared to 39.2% for the Company's operations in Australia. The Argentina gross margin is consistent with the Company's expectations. These operations have historically produced lower gross margins than the Company's operations in North America or Australia. Australia's gross profit margin percentages were flat with 1997.

  Financial Services

     Financial services represents a combination of the Company's lending subsidiary, Provident Services, Inc. (Provident), and the Company's wholly-owned insurance subsidiaries.

     Financial services revenues were as follows:

                                                 YEARS ENDED
                                                 DECEMBER 31,
                                              ------------------              PERCENTAGE
                                                1998      1997     INCREASE    INCREASE
                                              --------   -------   --------   ----------
Insurance:
  North America.............................  $ 81,832   $    --   $ 81,832        --%
  France....................................    96,941    74,175     22,766      30.7
                                              --------   -------   --------     -----
  Total insurance...........................   178,773    74,175    104,598     141.0
Provident (North America)...................    20,580    16,537      4,043      24.4
                                              --------   -------   --------     -----
          Total financial services
            revenues........................  $199,353   $90,712   $108,641     119.8%
                                              ========   =======   ========     =====

     The 1998 increase in insurance revenues is due primarily to the North American acquisition of American Memorial Life Insurance Company (AML) effective July 1998. Insurance revenues from the Company's French operations increased due to increased premium revenue and investment earnings due to increases in the sales of prearranged funerals. Revenue from Provident increased as a result of a corresponding increase in its average loan portfolio during 1998 ($228,279 compared to $182,375).

     Financial services gross margins were as follows:

                                      YEARS ENDED DECEMBER 31,
                                -------------------------------------
                                           % OF                % OF                PERCENTAGE
                                 1998     REVENUE    1997     REVENUE   INCREASE    INCREASE
                                -------   -------   -------   -------   --------   ----------
Insurance:
  North America...............  $ 7,872     9.6%    $    --      --%    $ 7,872         --%
  France......................   10,689    11.0       6,712     9.0       3,977       59.3
                                -------    ----     -------    ----     -------      -----
  Total insurance.............   18,561    10.4       6,712     9.0      11,849      176.5
Provident (North America).....    9,441    45.9       7,632    46.2       1,809       23.7
                                -------    ----     -------    ----     -------      -----
          Total financial
            services gross
            margin............  $28,002    14.0%    $14,344    15.8%    $13,658       95.2%
                                =======    ====     =======    ====     =======      =====

     The increase in North American insurance gross margin is due to the acquisition of AML as discussed above, while the increase in French insurance gross margin is primarily due to increased revenues.

     Provident reported a gross profit of $9,441 for the year ended December 31, 1998 compared to $7,632 for the same period in 1997. The increase in gross profit is due to the increase in Provident's average outstanding loan portfolio, partially offset by a decrease in the average interest rate spread (3.14% this year compared to 3.18% last year).

  Other Income and Expenses

     The Company's general and administrative expenses remained stable in 1998 ($66,839 compared to $66,781). Expressed as a percentage of revenues, these expenses decreased slightly to 2.3% in 1998 compared to 2.6% in 1997.

     Interest expense, which excludes the amount incurred by financial service operations, increased $40,333 or 29.5% during 1998. The average borrowings during 1998 were $3,340,708 compared to $2,434,808 in 1997, primarily due to additional borrowings for acquisitions. The average interest rate in 1998 was 6.15% compared to 6.03% in 1997.

     Other income was $43,649 in 1998, compared to $100,244 in 1997. This decrease reflects a gain on the sale of the Company's equity interest in ECI ($68,077) recorded in 1997 (see note nineteen to the consolidated financial statements).

     The provision for income taxes reflects a 34.0% effective tax rate for 1998, compared to a 35.4% effective tax rate in 1997. The decrease in the effective tax rate is due primarily to lower taxes from international operations. Both years included tax benefits relating to enacted tax rate changes in certain foreign tax jurisdictions.

RESULTS OF OPERATIONS:

  Year Ended 1997 Compared to 1996

                                       YEARS ENDED DECEMBER 31,                           PERCENTAGE
                                   --------------------------------           INCREASE     INCREASE
                                      1997                 1996              (DECREASE)   (DECREASE)
                                   -----------          -----------          ----------   ----------
Revenues:
  Funeral........................  $ 1,720,291          $ 1,656,736           $ 63,555        3.8%
  Cemetery.......................      724,862              612,421            112,441       18.4
  Financial services.............       90,712               86,185              4,527        5.3
                                   -----------          -----------           --------       ----
                                     2,535,865            2,355,342            180,523        7.7
Costs and expenses:
  Funeral........................   (1,318,920)          (1,282,546)            36,374        2.8
  Cemetery.......................     (452,965)            (397,700)            55,265       13.9
  Financial services.............      (76,368)             (70,644)             5,724        8.1
                                   -----------          -----------           --------       ----
                                    (1,848,253)          (1,750,890)            97,363        5.6
Gross profit margin and
  percentage:
  Funeral........................      401,371   23.3%      374,190   22.6%     27,181        7.3
  Cemetery.......................      271,897   37.5       214,721   35.1      57,176       26.6
  Financial services.............       14,344   15.8        15,541   18.0      (1,197)      (7.7)
                                   -----------   ----   -----------   ----    --------       ----
                                   $   687,612   27.1%  $   604,452   25.7%   $ 83,160       13.8%
                                   ===========   ====   ===========   ====    ========       ====

  Funeral

     Funeral revenues were as follows:

                                          YEAR ENDED DECEMBER 31,                PERCENTAGE
                                          -----------------------    INCREASE     INCREASE
                                             1997         1996      (DECREASE)   (DECREASE)
                                          ----------   ----------   ----------   ----------
North America...........................  $  970,749   $  883,876    $ 86,873        9.8%
France..................................     480,473      532,543     (52,070)      (9.8)
Other European..........................     203,479      169,660      33,819       19.9
Other foreign...........................      65,590       70,657      (5,067)      (7.2)
                                          ----------   ----------    --------       ----
          Total funeral revenues........  $1,720,291   $1,656,736    $ 63,555        3.8%
                                          ==========   ==========    ========       ====

     The $86,873 increase in revenues from North American operations was primarily the result of a $75,796 increase in revenues from existing clusters. The number of funeral services performed by existing clusters in North America increased 5.2% (245,633 compared to 233,383), while the average sales price increased 3.3% ($3,833 compared to $3,710). Included in the existing cluster increase was a $70,894 increase from locations acquired since January 1, 1996 and an increase of $4,902 from locations acquired prior to 1996. Locations acquired since January 1, 1996 performed 30,418 funeral services during 1997 compared to 12,385 in 1996, while the average sales price increased 6.5% ($3,773 compared to $3,543). The increase from locations acquired prior to 1996 is primarily due to a 3.3% higher average sales price ($3,842 compared to $3,720), offset by a 2.6% decrease in the number of funeral services performed.

     Revenues from French operations decreased $52,070 due to a 12.3% decline in the French franc to US dollar currency exchange rate and a 1.4% decline in the total funeral services performed (148,223 compared to 150,269). These declines were partially offset by increased average sales prices (excluding the impact of currency exchange rates discussed above).The $33,819 increase in revenues from other European operations was primarily the result of an 11.3% increase in the number of funeral services performed (102,985 compared to 92,491) as well as improved average sales prices during 1997. This volume increase reflects a 5.9% increase in volume reported by the Company's United Kingdom operations and the effect of continued growth through acquisitions in Europe.

     The decrease in revenues from other foreign operations is due primarily to a 5.0% decline in the Australian to US currency exchange rate. The number of funeral services performed by the Company's Australian operations declined 4.9% in 1997, while average prices increased slightly (excluding the impact from currency discussed above).

     During the year ended December 31, 1997, the Company sold (net of cancellations) approximately $527,000 of prearranged funeral services compared to approximately $512,000 for the same period in 1996. These prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed.

     Funeral gross margins were as follows:

                                     YEARS ENDED DECEMBER 31,                             PERCENTAGE
                         -------------------------------------------------    INCREASE     INCREASE
                           1997     % OF REVENUE     1996     % OF REVENUE   (DECREASE)   (DECREASE)
                         --------   ------------   --------   ------------   ----------   ----------
North America..........  $297,586       30.7%      $275,119       31.1%       $22,467         8.2%
France.................    48,620       10.1         47,655        8.9            965         2.0
Other European.........    38,097       18.7         30,657       18.1          7,440        24.3
Other foreign..........    17,068       26.0         20,759       29.4         (3,691)      (17.8)
                         --------       ----       --------       ----        -------       -----
          Total funeral
            gross
            margin.....  $401,371       23.3%      $374,190       22.6%       $27,181         7.3%
                         ========       ====       ========       ====        =======       =====

     The slight decrease in gross margin percentage in North America is due to lower margins reported by businesses acquired since January 1, 1996. Typically acquisitions will temporarily exhibit slightly lower gross profit margins than those experienced by the Company's existing locations until these locations are assimilated into the Company's cluster management strategy. Margins at businesses acquired before 1996 were virtually equal with the prior year.

     The increase in other European gross margin percentage is primarily due to improved results from the Company's United Kingdom operations in 1997, compared to 1996.

     The decrease in other foreign gross margin is primarily due to the decrease in funeral revenues mentioned above and a 5.0% unfavorable change in the Australian to US currency exchange rates.

  Cemetery

     Cemetery revenues were as follows:

                                           YEARS ENDED DECEMBER 31,
                                           -------------------------              PERCENTAGE
                                              1997           1996      INCREASE    INCREASE
                                           ----------     ----------   --------   ----------
North America............................   $671,112       $566,671    $104,441      18.4%
Other European...........................     21,609         15,285       6,324      41.4
Other foreign............................     32,141         30,465       1,676       5.5
                                            --------       --------    --------      ----
          Total cemetery revenues........   $724,862       $612,421    $112,441      18.4%
                                            ========       ========    ========      ====

     The $104,441 increase in North American cemetery revenue is due primarily to a $93,858 increase in revenues from existing clusters. Included in the existing cluster increase was $49,781 from locations acquired since January 1, 1996. Locations owned before January 1, 1996 contributed $44,077. Factors contributing to the total increase included increased sales of preneed and at need property and merchandise ($87,625), investment earnings on trusted amounts ($27,837), offset partially by fewer sales of excess property ($3,021).

     The $6,324 increase in other European cemetery revenues is primarily due to a $5,740 increase in revenues from locations acquired prior to 1996 in the United Kingdom.

     Cemetery gross margins were as follows:

                                      YEARS ENDED DECEMBER 31,                             PERCENTAGE
                          -------------------------------------------------    INCREASE     INCREASE
                            1997     % OF REVENUE     1996     % OF REVENUE   (DECREASE)   (DECREASE)
                          --------   ------------   --------   ------------   ----------   ----------
North America...........  $251,993       37.5%      $198,210       35.0%       $53,783        27.1%
Other European..........     8,275       38.3          4,315       28.2          3,960        91.8
Other foreign...........    11,629       36.2         12,196       40.0           (567)       (4.6)
                          --------       ----       --------       ----        -------        ----
          Total cemetery
            gross
            margin......  $271,897       37.5%      $214,721       35.1%        57,176        26.6%
                          ========       ====       ========       ====        =======        ====

     The increase in gross margin from the Company's North American cemetery operations is due to the increase in cemetery revenues from preneed and at need cemetery sales, as well as increased trust investment income.

     The increase in other European cemetery gross margin is due to the increase in cemetery revenues as mentioned above at the Company's United Kingdom cemetery locations.

  Financial Services

     Financial services revenues were as follows:

                                                     YEARS ENDED
                                                    DECEMBER 31,                   PERCENTAGE
                                                  -----------------    INCREASE     INCREASE
                                                   1997      1996     (DECREASE)   (DECREASE)
                                                  -------   -------   ----------   ----------
French insurance subsidiary.....................  $74,175   $67,799     $6,376         9.4%
Provident (North America).......................   16,537    18,386     (1,849)      (10.1)
                                                  -------   -------     ------       -----
          Total financial services revenues.....  $90,712   $86,185     $4,527         5.3%
                                                  =======   =======     ======       =====

     Financial services gross margins were as follows:

                                      YEARS ENDED DECEMBER 31,                            PERCENTAGE
                           -----------------------------------------------    INCREASE     INCREASE
                            1997     % OF REVENUE    1996     % OF REVENUE   (DECREASE)   (DECREASE)
                           -------   ------------   -------   ------------   ----------   ----------
French insurance
  subsidiary.............  $ 6,712        9.0%      $ 6,651        9.8%       $    61         0.9%
Provident (North
  America)...............    7,632       46.2         8,890       48.3         (1,258)      (14.2)
                           -------       ----       -------       ----        -------       -----
          Total financial
            services
            gross
            margin.......  $14,344       15.8%      $15,541       18.0%       $(1,197)       (7.7)%
                           =======       ====       =======       ====        =======       =====

     Provident's average outstanding loan portfolio during 1997 decreased to $182,375 compared to $190,936 in 1996, and the average interest rate spread also decreased to 3.18% compared to 3.64% in 1996.

  Other Income and Expenses

     General and administrative expenses increased by approximately $3,566 or 5.6% during 1997 primarily due to increases in personnel costs and technology costs. Expressed as a percentage of revenues, these expenses were 2.6% in 1997 compared to 2.7% in 1996.

     Interest expense, which excludes the amount incurred by financial service operations, decreased $1,837 or 1.3% during 1997. The decreased interest expense is primarily attributable to the Company's 1997 refinancing of certain long-term debt and hedging programs, which lowered the Company's average interest rate to 6.03% in 1997, compared to 7.10% in 1996. The average borrowings during 1997 were $2,434,808, compared to $2,068,072 in 1996.

     Other income was $100,244 in 1997, compared to $21,982 in 1996, an increase of $78,262. This increase reflects a gain on the sale of the Company's equity interest in ECI ($68,077) recorded in 1997.

     The provision for income taxes reflected a 35.4% effective tax rate for 1997 as compared to a 35.9% effective tax rate in 1996.

FINANCIAL CONDITION AND LIQUIDITY AT DECEMBER 31, 1998:

  General

     Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional registered securities. The Company believes cash from operations, additional funds available under its revolving credit agreements, and proceeds from public and private offerings of securities will be sufficient to continue its anticipated acquisition program and policies.

     At December 31, 1998, the Company had net working capital of $578,755 and a current ratio of 1.92:1, compared to working capital of $275,966 and a current ratio of 1.52:1 at December 31, 1997. The Company had a cash and cash equivalents balance at December 31, 1998 of $358,210, compared to $46,877 at December 31, 1997. Approximately, $160,000 of the December 31, 1998 cash balance was contemplated to be used to repay ECI's revolving credit facility and other cash needs. The Company purchased ECI in January 1999 (see "Other Matters" for further information).

  Revolving Credit Agreements

     The Company has various revolving credit facilities and lines of credit which currently provide for aggregate borrowings of approximately $1,800,000. At Dec ember 31, 1998, approximately $1,149,000 was available under these facilities. These facilities have financial compliance provisions that contain certain restrictions on levels of net worth, debt, liens and guarantees (see note eight to the consolidated financial statements for further information).

  Sources and Uses of Cash

     Cash Flows from Operating Activities: Net cash provided by operating activities was $329,647 for the year ended December 31, 1998, compared to $299,436 for the same period in 1997, an increase of $30,211. This increase was primarily due to increases in net income and non-cash adjustments for depreciation and amortization and deferred taxes, offset by growth in the Company's receivables. The primary source of growth in the Company's receivables is from increased sales of cemetery products and merchandise on a preneed basis.

     Cash Flows from Investing Activities: Net cash used in investing activities was $1,059,875 for the year ended December 31, 1998, compared to $633,444 for the same period in 1997, an increase of $426,431. This increase was primarily due to a $310,037 increase in cash used in acquisitions and $22,692 of increased capital expenditures including new construction of facilities and major improvements to existing properties. Cash used relating to prearranged funeral activities includes amounts expended in the current year on prearranged marketing efforts. The prior year included $147,700 in cash provided by the sale of the Company's equity interest in ECI.

     Cash Flows from Financing Activities: Net cash provided by financing activities was $1,041,561 for the year ended December 31, 1998 compared to $336,754 for the same period in 1997, an increase of $704,807. This increase is mainly the result of two 1998 public issuances of long term notes totaling $1,100,000, compared to a 1997 debt issuance for $650,000 and debt extinguishment of approximately $450,000. Total cash provided by debt financing activities was approximately $1,124,000 in 1998, compared to $413,043 in 1997.

     As of December 31, 1998, the Company's debt to capitalization ratio was 55.0% compared to 49.8% at December 31, 1997. The interest rate coverage ratio for the year ended December 31, 1998 was 3.72:1, compared to 4.43:1 for the same period in 1997 (1997 ratio excludes the gain on the sale of the Company's investment in ECI). Though the level of acquisition activity is expected to slow from the 1998 level, the Company still believes that the acquisition of funeral and cemetery operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

     The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. At December 31, 1998, the Company had approximately $1,149,000 of available borrowings under various revolving credit facilities and lines of credit. At December 31, 1998, the Company had the ability to issue $900,000 in securities under a shelf registration. In addition, 12,870,000 shares of common stock and a total of $187,000 of guaranteed promissory notes and convertible debentures are registered under a separate shelf registration to be used exclusively for future acquisitions.

  Prearranged Funeral Services

     The Company has a marketing program to sell prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase life insurance or annuity contracts. The amounts paid into trust funds or premiums paid on insurance contracts on such prearranged funeral contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance and annuity funded contracts also increase the amount of cash to be received upon performance of the funeral.

     The Company has an investment program which entails the ongoing consolidation of multiple trustees, the use of institutional managers with differing investment styles and consolidated performance monitoring and tracking. This program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to the appropriate investments that more accurately match the anticipated maturity of the contracts. The Company anticipates an asset allocation of approximately 65% equity and 35% fixed income. The Company's North American prearranged trust portfolio earned a return of 18.0% in 1998 and 12.5% in 1997 (including realized gains).

     Marketing costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain commissions earned by the Company for sales of insurance products. The Company sells prearranged funerals in most of its service markets including its major foreign markets. AML, which was acquired by the Company in 1998, has been a provider of insurance and annuity products used to fund Company prearranged funerals for several years. The Company's French life insurance subsidiary primarily sells insurance products used to fund prearranged funerals to be performed by the Company's French funeral service locations. Prearranged funeral service sales afford the Company the opportunity to both protect current market share and mix as well as expand market share in certain markets. The Company believes this will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed annually approximates 26.3% (25.1% in 1997) and is expected to grow, thereby making the total number of funerals performed more predictable, which will be recognized as funeral revenues in future periods.

     The total value of unperformed prearranged funeral contracts are trust funded or insurance funded and represent the original contract value plus any accumulated trust earnings or increasing insurance benefits. As of December 31, 1998 and 1997, unperformed prearranged funeral contracts are composed of the following:

                                                                 1998         1997
                                                              ----------   ----------
Deferred prearranged funeral contract revenues..............  $2,819,794   $2,805,429
Contracts funded by company owned insurance subsidiaries....     932,056      565,995
                                                              ----------   ----------
                                                              $3,751,850   $3,371,424
                                                              ==========   ==========

     The following table summarizes the changes in the total value of unperformed prearranged funeral contracts.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Beginning balance...........................................  $3,371,424    $2,876,778
  Net sales.................................................     490,289       526,919
  Acquisitions/dispositions.................................     138,976       102,346
  Realized earnings and increasing insurance benefits.......     129,484       164,853
  Maturities................................................    (274,107)     (251,054)
  Change in cancellation reserve............................     (16,608)      (33,481)
  Effect of foreign currency and other......................     (87,608)      (14,937)
                                                              ----------    ----------
Ending balance..............................................  $3,751,850    $3,371,424
                                                              ==========    ==========

     The recognition of the total value of unperformed prearranged funeral revenues is estimated to occur in the following years.

1999........................................................   $  367,783
2000........................................................      334,239
2001........................................................      271,540
2002........................................................      281,612
2003........................................................      254,819
2004 through 2008...........................................      962,042
2009 and thereafter.........................................    1,279,815
                                                               ----------
                                                               $3,751,850
                                                               ==========

  Cremations

     In recent years there has been steady, gradual growth in the number of cremations that have been chosen as an alternative to traditional methods of disposal of human remains. In 1998, 34.5% (33.3% in 1997) of all families served by the Company's North American funeral service locations selected the cremation alternative, substantially more than the 20% national average according to industry studies. The Company has a significant number of operating locations in Florida and the west coast of North America where the cremation alternative continues to gain acceptance. Based on industry studies, the Company believes that cremations account for approximately 60-70% of all dispositions of human remains in Australia and the United Kingdom. It is estimated that cremations account for approximately 17% of all dispositions of human remains in France. Though a cremation typically results in fewer sales dollars than a traditional funeral service, the Company believes that funeral operations which are predominantly cremation businesses typically have higher gross profit margin percentages than those exhibited at traditional funeral operations. Cremation memorialization has long been a tradition in the Australian and United Kingdom markets. The Company has expanded its product alternatives in these markets which has resulted in higher average sales. The Company has also established markets in select areas within North America and believes that memorialization of cremated remains represents a source of revenue and margin growth.

  Other Matters

     In January, 1999, a wholly-owned subsidiary of the Company acquired ECI in a stock for stock transaction valued at approximately $578,000 with assumed debt of $252,000. ECI owned 326 funeral homes and 81 cemeteries in North America.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Changes in the fair value of derivatives will be recorded either in earnings or in other comprehensive income, based on the type of risk for which the instrument is determined to be an effective hedge. Any change in fair value of an instrument that is not designated as a hedge, or any portion of a change in fair value of a hedging instrument that is deemed ineffective, will be immediately recognized in earnings. The Company expects to adopt the standard in the first quarter of fiscal year 2000 and is currently assessing the impact that adoption will have on its consolidated financial statements.

     Several countries in which the Company operates will adopt usage of the Euro in 1999. The Euro is a common currency being adopted by many of the countries within the European community. The Company has established plans to address operational and information system issues related to the Euro conversion. The Company does not expect that the Euro conversion will have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

     The Company intends to repurchase the floating-rate notes, due 2011 and putable in 1999, in the amount of $200,000. This debt instrument is expected to be refinanced under the Company's commercial paper program before April 15, 1999. As of March 12, 1999, the Company estimates this repurchase will result in an extraordinary charge of approximately $22,100 in 1999 ($14,300, net of tax).

     In association with the review and analysis of its operating cost structure, the Company anticipates recording a special charge to earnings in the quarter ended March 31, 1999. Items being considered are: severance for employee terminations; lease costs and asset write-offs for various offices and operations to be closed; and costs related to construction projects that will not be completed. The amount of the charge is expected to be between $80,000 and $90,000 on a pre-tax basis.

     Since January 26, 1999, several lawsuits have been commenced on behalf of persons who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of the Company into ECI, (ii) purchased shares of Company common stock during certain specified class periods or (iii) owned employee stock options in ECI. As of March 24, 1999, 20 class action lawsuits that had been originally filed in federal district court in Houston had been consolidated into one action pending in that court, and one additional class action lawsuit that had been originally filed in the federal district court in Lufkin, Texas was still pending in that court. These lawsuits allege violations of federal securities laws and name as defendants the Company and certain of its officers and directors. As of the same date, two former state court lawsuits, one of which was a class action, naming the Company as defendant and alleging fraud and violations of Texas securities and common law had been removed to the federal district court in Lufkin. The lawsuits generally refer to the Company's January 26, 1999 public announcement that the Company's diluted earnings per share for the fourth quarter of 1998 and for the year ended December 31, 1998 would be lower than analyst expectations. The lawsuits seek, among other things, to recover unspecified damages. Since the litigation is in its very preliminary stages, no discovery has been taken, and the Company cannot quantify its ultimate liability, if any, for the payment of damages in these lawsuits. However, the Company believes that the allegations in the lawsuits do not provide a basis for the recovery of damages because the Company has made all the required disclosures on a timely basis. The Company is seeking to transfer the lawsuits pending in Lufkin and consolidate them with the action pending in federal district court in Houston. The Company intends to aggressively defend the foregoing litigation.

  Year 2000 Issue

     The Year 2000 issue, also known as "Y2K," refers to the inability of some computer programs and computer-based microprocessors to correctly interpret the century from a date in which the year is represented by only two digits (e.g., 98). As a result, on or before January 1, 2000, computer systems used by companies throughout the world may experience operating difficulties unless they are modified or upgraded to properly process date related information. The Y2K issue can arise at any point in a company's supply, manufacturing, processing, distribution, or financial chains.

     The Company has established Y2K Program Offices at its corporate offices in Houston, Texas and Birmingham, England. These program offices, under the direction of senior management, are responsible for advising and monitoring the numerous facets of the Company's Y2K preparations. The Company has engaged an external consulting firm to assist in oversight of the Company's Y2K preparations and various assessment activities associated with discovering the seriousness of the Y2K issue in the Pacific Rim and South America. Additionally, the Company is utilizing internal personnel, contract project managers, programmers and testers, as well as vendors, to identify Y2K issues, test and implement the chosen solutions.

     In order to adequately address the Y2K issue, efforts have been directed to the following categories: production systems, networks, desktops, user developed applications, vendor supplied software, facilities and telecommunications, and the Company's supply chain. The following phases are common to all of these categories: inventory and determination of criticality, discovery to determine Y2K problems, analysis to determine corrective action, correction, testing, and implementation. In addition to these activities, promotion of Y2K awareness and development of contingency plans are part of the Company's Y2K preparation effort.

STATE OF READINESS:

     The majority of the Company's internal Y2K exposure exists at the corporate office locations where the accounting and processing of the Company's business transactions takes place. Individual operating locations (primarily funeral homes and cemeteries) are substantially technology independent and thus face few Y2K risks from internal systems.

     Production systems: In 1998, in order to improve access to business information through a common, integrated computing system across the company, the Company began a worldwide computer systems replacement project utilizing systems from Oracle Corporation (Oracle). While this project has begun at the Company's Australian and European headquarters, global implementation will not be achieved prior to the turn of the century. Therefore, all computer programs expected to be replaced by Oracle are being made Y2K ready. The only exception to this is in the United Kingdom where the implementation of Oracle is proceeding in order to achieve Y2K readiness. In general, the Company's production systems have progressed through the inventory, discovery, and analysis phases and are in various stages of correction and testing. Production systems make up the majority of the Company's "mission critical systems" and are expected to be Y2K ready by mid-1999, with deployment completed by late-1999.

     In many cases, deployment of the Y2K ready production systems to the Company's many operating locations in North America will require new desktop computers. At this point, it is the short time available for deployment, and not the need for corrective action, that poses the largest risk to the Company. See the section on Risks for more details.

     Networks: Inventory, discovery and analysis of critical networks have been completed at all of the Company's headquarter and regional locations and these networks are in various stages of correction and testing. Accomplishing Y2K readiness in this category has been complicated by Microsoft's recent change in its position on the Y2K readiness of Windows NT 4.0, requiring customers to install another software update to be considered fully Y2K compliant. Some non-critical networks exist at individual operating locations and will be assessed and made Y2K ready as time allows. Expectations are that all critical networks will be Y2K ready by mid-1999.

     Desktops: Testing has been conducted to determine the extent to which the Y2K problem associated with desktops will affect the Company's ability to conduct business. As none of the Company's critical computer systems directly access date information from the desktop's real time clock, it has been determined that very few desktops will pose a Y2K issue. Coincidentally, as part of ongoing technology refresh programs and new production systems' deployment, desktops are being upgraded, as needed, to better meet the Company's business needs. As part of contingency planning, personnel will be instructed on how to verify each desktop's date, and reset if necessary, after January 1, 2000.

     User developed applications: Inventory and discovery for items in this category have been achieved. Very few critical applications were found to have date dependencies. Those that do are being remediated and tested to ensure no problems arise because of Y2K issues. Readiness should be achieved by mid-1999.

     Vendor supplied software: It is the policy of the Company to query each manufacturer of critical "off-the-shelf" software to ascertain the vendor's statement regarding the Y2K readiness of their products. Once the vendor's statement is obtained, upgrades, replacements and testing will be implemented to minimize the risk of Y2K issues arising from the software. Accomplishing Y2K readiness in this category is becoming increasingly challenging as vendors are modifying previously stated positions on existing software, requiring customers to install patches or upgrades to achieve full Y2K readiness. This has occurred with at least three critical vendor supplied software packages the Company currently uses. Given the moving target posed by the vendor's changing statements, the Company has changed its expectations for critical items in this category and plans to be using the latest vendor supplied patches and upgrades by late-1999.

     Facilities and telecommunications: The Company recognizes the potential for Y2K issues to arise from embedded technology systems which may be in use at its numerous facilities. Inventory, discovery and analysis are complete at the Company's headquarters and most international operating locations. North American operating locations are expected to complete these phases by mid-1999. Telecommunications equipment has proven the most vulnerable, and plans are in place to upgrade and/or replace equipment as necessary. Planning has begun to obtain inventories from the remaining operating locations. All critical facilities and telecommunication systems are expected to be Y2K ready by late-1999.

     Supply chain: Due to the Company's disparate locations and methods of operation, assessing the Y2K readiness of the Company's supply chain must occur at both the corporate level (for core supply chain relationships) and the local level (for those relationships unique to a location). Inventory and discovery have been completed at a number of operating locations and is ongoing at the Company's headquarters. In general, responses to the Company's inquiries have been less than informative, with many companies failing to respond. Planning has begun to assign criticality to both corporate and local supply relationships and additional efforts will be expended to ascertain the Y2K readiness of critical suppliers. Contingency plans for critical suppliers are expected to be in place by late-1999.

COSTS:

     The aggregate costs for the Company to achieve Y2K readiness are not expected to exceed $20,000 of which $4,800 represents lease payments which will be incurred from 2000-2002. The $5,000 reduction from the September 30, 1998 estimate is primarily due to lower than anticipated Y2K issues in embedded technology systems. All costs associated with Y2K readiness will be funded from operating cash flows. The Company's actual costs incurred associated with Y2K readiness through December 31, 1998 are estimated at $3,500.

     In an effort to report material costs related to the Company's Y2K effort, the Company has adopted a policy of capturing all costs of one thousand dollars or more, all contractor expenses, and internal costs for dedicated resources (those working exclusively on Y2K issues). As such the Company acknowledges that there are many internal resources working part-time on Y2K-related issues for which no payroll or overhead costs are being reported.

RISKS:

     The majority of the Company's internal Y2K exposure exists at its corporate offices where the Company's production systems operate. The failure to correct a material Y2K problem at these locations could result in an interruption of certain normal corporate business activities. Such a failure would not, however, render the Company's various operating locations unable to deliver goods and services.

     The Company believes that the greatest risks continue to arise from the uncertainty of the Y2K readiness of critical third party suppliers, both private businesses and government entities, especially in the Company's international markets. The possible consequences of critical third party suppliers not being Y2K ready by January 1, 2000 could include temporary location closings, delays in the delivery of goods and services, delays in the receipt of goods and invoice and collection errors. Continued efforts by the Company to ascertain the Y2K status of critical third party suppliers is expected to significantly reduce the Company's level of uncertainty as the year 2000 approaches and, through the use of contingency planning, the possibility of significant interruptions in normal operations should be reduced.

     At this time, the Company has no substantiated reason to believe that one or more key third party suppliers will not be able to meet their obligations to the Company after January 1, 2000; therefore, the Company believes that the "most reasonably likely worst case scenario" would occur if deployment of the Company's newly remediated proprietary funeral home financial system to all North American locations was not completed by December 31, 1999. Such an occurrence would not be materially disruptive to the Company. Contingencies for this include modifying deployment schedules in late 1999 to ensure at least one location is installed in each cluster and forwarding all transactions to be input to the new system.

CONTINGENCY PLANS:

     Because of the many uncertainties that exist, it is part of the Company's Y2K preparation methodology that contingency plans be established for critical systems in each of the categories outlined above. Contingency planning is progressing at different stages at the Company's various locations. Contingency plans for all critical production systems and plans for all individual operating locations are expected to be in place by late-1999.

  Quantitative and Qualitative Disclosures about Market Risk

     The information presented below should be read in conjunction with Notes Nine and Ten to the consolidated financial statements.

     The Company uses derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investment in foreign assets. The derivative instruments held by the Company are for hedging purposes and are neither leveraged nor speculative in nature. The company expects no material change in these policies in the coming year.

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

     At December 31, 1998, after giving effect to the interest rate swaps, the Company's total debt consists of approximately 74% of fixed interest rate debt at a weighted average rate of 6.17% and approximately 26% of floating interest rate debt at a weighted average rate of 6.15%. At December 31, 1997, the Company's total debt consisted of approximately 44% of fixed interest rate debt at a weighted average rate of 7.00% and approximately 56% of floating interest rate debt at a weighted average rate of 5.50%. The Company's overall sensitivity to floating interest rates is diversified in that approximately 47% of the Company's floating rate exposure, as of December 31, 1998, is based in eight markets other than the United States.

     In general, the Company hedges up to 100% of its net investment in foreign assets when such investment is considered significant and when it is reasonably cost efficient to do so. Approximately 33.1% of the Company's net investment and 23.2% of its operating income are denominated in foreign currencies. Due to the cross-currency hedges described above, approximately 13.3% of the Company's net assets and approximately 3.5% of the Company's operating earnings are subject to translation risk.

  Marketable Equity and Debt Securities -- Price Risk

     In connection with insurance operations, prearranged funeral operations and preneed cemetery merchandise sales, the Company owns investments in equity securities and mutual funds which are sensitive to current market prices. Cost and market values as of December 31, 1998 and 1997, are presented in notes four, five and six to the consolidated financial statements.

  Market-Rate Sensitive Instruments -- Interest Rate and Currency Risk

     The Company's financial instruments that are subject to interest rate and currency risk consist of debt instruments, U.S. dollar interest rate swaps, and cross-currency interest rate swaps. The Company performs sensitivity analyses to assess the impact of these risks on earnings. This analysis reflects the impact of a hypothetical 10% adverse change in market rates. In actuality, market rate volatility is dependent on many factors that are impossible to forecast. Therefore, adverse changes described below could differ substantially from the hypothetical 10% impact. The analysis conducted below does not include Provident assets or those of the insurance subsidiary. Instead, these are referenced separately in tabular format below.

     A sensitivity analysis of those instruments with variable interest rate components is modeled to assess the impact that changing interest rates could have on pre-tax earnings. The sensitivity analysis assumes an instantaneous 10% adverse change to the then prevailing interest rates with all other variables held constant. Given this model, the Company's pre-tax earnings, on an annual basis, would be negatively impacted by $5,657 on December 31, 1998, and $7,624 on December 31, 1997.

     A similar model is used to assess the impact of changes in foreign currencies on interest expense. The Company's debt and derivative exposure is primarily associated with the French franc, British pound, Canadian dollar, Australian dollar, Spanish peseta, and the Norwegian krone. A 10% adverse change in the U.S. dollar against these currencies would have negatively impacted the Company's pre-tax earnings, on an annual basis, by $12,229 on December 31, 1998 and $10,838 on December 31, 1997.

     For certain assets, the tables below present principal cash flows that exist by maturity date and the related average interest rates:

     AS OF DECEMBER 31, 1998:

                                                                                                     FAIR VALUE
                                   1999      2000      2001       2002      2003     THEREAFTER   ASSET/(LIABILITY)
                                  -------   -------   -------   --------   -------   ----------   -----------------
Provident receivables...........  $33,007   $14,369   $44,501   $107,117   $27,238    $ 43,297        $269,529
Average rate....................     7.70%     9.24%     8.54%      8.12%     8.97%       8.38%
Insurance subsidiaries
  investments in debt
  securities....................   85,316    70,369    76,233    108,416    74,231     503,804         918,369
Average rate....................     5.85%     5.38%     5.84%      5.42%     5.90%       4.93%

     AS OF DECEMBER 31, 1997:

                                                                                                     FAIR VALUE
                                    1998      1999      2000      2001      2002     THEREAFTER   ASSET/(LIABILITY)
                                   -------   -------   -------   -------   -------   ----------   -----------------
Provident receivables............  $15,922   $22,528   $21,264   $52,917   $58,218    $ 27,072        $197,921
Average rate.....................     9.34%    7.58%      9.99%     9.96%     8.48%       8.67%
Insurance subsidiaries
  investments in debt
  securities.....................    2,809    17,014    59,739    24,300    67,522     142,901         314,285
Average rate.....................     5.97%    5.97%      6.30%     6.82%     6.16%       6.16%

     The unrealized gain on debt securities principally reflects changes in interest rates. To reduce exposure to interest rate changes, portfolio investments are selected so the weighted average duration of the investments approximates the duration of associated policyholder liabilities. The insurance companies are subject to reinvestment risk upon either sale or maturity of the debt securities. Management believes that absence of any material amounts of "high-yield" or "non-investment grade" investments in the portfolios of its insurance subsidiaries enhances the ability of the insurance companies to provide security to their policyholders.

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

          3) Changes in consumer demand for the Company's services caused by several factors, such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.

          4) The Company's ability to identify and complete additional acquisitions on terms that are favorable to the Company, to successfully integrate acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions. The Company's future results may be materially impacted by changes in the level of acquisition activity.

          5) The ability of the Company, or its critical third party suppliers, to adequately complete Y2K preparation efforts.

     The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Quantitative and Qualitative Disclosures About Market Risk" set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    27
Consolidated Statement of Income for the three years ended
  December 31, 1998.........................................    28
Consolidated Balance Sheet as of December 31, 1998 and
  1997......................................................    29
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1998...................................    30
Consolidated Statement of Stockholders' Equity for the three
  years ended December 31, 1998.............................    31
Notes to Consolidated Financial Statements..................    32
Financial Statement Schedule:
II -- Valuation and Qualifying Accounts.....................    61

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Service Corporation International

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Houston, Texas
March 24, 1999

                       SERVICE CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                         1998              1997              1996
                                                     ------------      ------------      ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................   $2,875,090        $2,535,865        $2,355,342
Costs and expenses.................................   (2,156,320)       (1,848,253)       (1,750,890)
                                                      ----------        ----------        ----------
Gross profit.......................................      718,770           687,612           604,452
General and administrative expenses................      (66,839)          (66,781)          (63,215)
                                                      ----------        ----------        ----------
Income from operations.............................      651,931           620,831           541,237
Interest expense...................................     (177,053)         (136,720)         (138,557)
Dividends on preferred securities of SCI Finance
  LLC..............................................           --            (4,382)          (10,781)
Other income.......................................       43,649           100,244            21,982
                                                      ----------        ----------        ----------
                                                        (133,404)          (40,858)         (127,356)
                                                      ----------        ----------        ----------
Income before income taxes and extraordinary
  loss.............................................      518,527           579,973           413,881
Provision for income taxes.........................     (176,385)         (205,421)         (148,583)
                                                      ----------        ----------        ----------
Income before extraordinary loss...................      342,142           374,552           265,298
Extraordinary loss on early extinguishment of debt
  (net of income taxes of $23,383).................           --           (40,802)               --
                                                      ----------        ----------        ----------
Net income.........................................   $  342,142        $  333,750        $  265,298
                                                      ==========        ==========        ==========
Earnings per share:
Basic:
  Income before extraordinary loss.................   $     1.34        $     1.53        $     1.13
  Extraordinary loss on early extinguishment of
     debt..........................................           --             (0.17)               --
                                                      ----------        ----------        ----------
          Net income...............................   $     1.34        $     1.36        $     1.13
                                                      ==========        ==========        ==========
Diluted:
  Income before extraordinary loss.................   $     1.31        $     1.47        $     1.08
  Extraordinary loss on early extinguishment of
     debt..........................................           --             (0.16)               --
                                                      ----------        ----------        ----------
          Net income...............................   $     1.31        $     1.31        $     1.08
                                                      ==========        ==========        ==========
Basic weighted average number of shares............      256,271           245,470           235,299
                                                      ==========        ==========        ==========
Diluted weighted average number of shares..........      262,520           257,781           252,870
                                                      ==========        ==========        ==========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1998            1997
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $   358,210     $    46,877
  Receivables, net of allowances............................       565,552         557,481
  Inventories...............................................       189,070         172,169
  Other.....................................................        96,248          34,881
                                                               -----------     -----------
          Total current assets..............................     1,209,080         811,408
                                                               -----------     -----------
Investments -- insurance subsidiaries.......................     1,234,678         574,728
Prearranged funeral contracts...............................     2,588,806       2,628,104
Long-term receivables.......................................     1,408,076         981,121
Cemetery property, at cost..................................     2,035,897       1,636,859
Property, plant and equipment, at cost (net)................     1,824,979       1,644,137
Deferred charges and other assets...........................     1,151,430         740,457
Names and reputations (net).................................     1,813,212       1,498,116
                                                               -----------     -----------
                                                               $13,266,158     $10,514,930
                                                               ===========     ===========

                            LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $   452,354     $   425,631
  Current maturities of long-term debt......................        96,067          64,570
  Income taxes..............................................        81,904          45,241
                                                               -----------     -----------
          Total current liabilities.........................       630,325         535,442
                                                               -----------     -----------
Long-term debt..............................................     3,764,590       2,634,699
Reserves and annuity benefits -- insurance subsidiaries.....     1,207,169         565,995
Deferred prearranged funeral contract revenues..............     2,819,794       2,805,429
Deferred income taxes.......................................       797,086         701,221
Other liabilities...........................................       893,092         546,140
Commitments and contingencies...............................            --              --
Stockholders' equity:
  Common stock, $1 per share par value, 500,000,000 shares
     authorized, 259,201,104 and 252,923,784, respectively,
     issued and outstanding.................................       259,201         252,924
  Capital in excess of par value............................     1,646,765       1,493,246
  Retained earnings.........................................     1,232,758         983,353
  Accumulated other comprehensive income (loss).............        15,378          (3,519)
                                                               -----------     -----------
          Total stockholders' equity........................     3,154,102       2,726,004
                                                               -----------     -----------
                                                               $13,266,158     $10,514,930
                                                               ===========     ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income..........................................  $   342,142   $   333,750   $   265,298
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization....................      202,277       157,550       129,819
     Provision for deferred income taxes..............       56,308        19,212        56,902
     Extraordinary loss on early extinguishment of
       debt, net of income taxes......................           --        40,802            --
     Gains from dispositions (net)....................      (30,627)      (89,252)       (9,930)
     Realized (gains) losses on sale of investments...      (23,287)           --            --
     Change in assets and liabilities net of effects
       from acquisitions:
       Increase in receivables........................     (228,325)     (174,429)     (167,338)
       Increase in other assets.......................      (71,824)      (24,904)      (36,781)
       Increase (decrease) in other liabilities.......       86,501        36,045       (26,365)
       Other..........................................       (3,518)          662        (1,748)
                                                        -----------   -----------   -----------
Net cash provided by operating activities.............      329,647       299,436       209,857
                                                        -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures................................     (253,224)     (230,532)     (193,152)
  Changes in prearranged funeral contracts and
     associated deferred revenues.....................      (35,521)       (5,537)      (51,485)
  Purchases of securities -- insurance subsidiaries...   (1,225,955)   (1,407,588)   (1,212,305)
  Sales of securities -- insurance subsidiaries.......    1,200,334     1,383,934     1,177,499
  Proceeds from sales of property and equipment.......       43,793        46,908        30,121
  Acquisitions, net of cash acquired..................     (719,768)     (409,731)     (279,320)
  Loans issued by finance subsidiary..................     (142,017)      (98,446)      (86,858)
  Principal payments received on loans by finance
     subsidiary.......................................       70,178        45,915       156,064
  Proceeds from sale of equity investment.............           --       147,700            --
  Purchases of equity investments.....................       (6,968)      (87,643)      (39,752)
  Other...............................................        9,273       (18,424)       19,062
                                                        -----------   -----------   -----------
Net cash used in investing activities.................   (1,059,875)     (633,444)     (480,126)
                                                        -----------   -----------   -----------
Cash flows from financing activities:
  Increase in borrowings under revolving credit
     agreements.......................................      100,294       304,505        96,441
  Long-term debt issued...............................    1,100,000       650,000       300,000
  Early extinguishment of debt........................           --      (449,998)           --
  Payments of debt....................................      (76,329)      (91,464)     (109,458)
  Dividends paid......................................      (88,360)      (69,888)      (55,262)
  Bank overdrafts and other...........................        5,956        (6,401)       25,195
                                                        -----------   -----------   -----------
Net cash provided by financing activities.............    1,041,561       336,754       256,916
                                                        -----------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents.........................................      311,333         2,746       (13,353)
Cash and cash equivalents at beginning of period......       46,877        44,131        57,484
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of period............  $   358,210   $    46,877   $    44,131
                                                        ===========   ===========   ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                       CAPITAL IN                    OTHER
                                             COMMON    EXCESS OF     RETAINED    COMPREHENSIVE
                                             STOCK     PAR VALUE     EARNINGS    INCOME (LOSS)     TOTAL
                                            --------   ----------   ----------   -------------   ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1995..............  $234,542   $1,214,708   $  518,562     $  7,533      $1,975,345
Comprehensive income:
  Net income..............................                             265,298                      265,298
  Other comprehensive income:
  Foreign currency translation............                                           20,568          20,568
  Unrealized gain on securities...........                                            5,132           5,132
                                                                                                 ----------
         Total other comprehensive
           income.........................                                                           25,700
                                                                                                 ----------
Comprehensive income......................                                                          290,998
Common Stock issued:
  Stock option exercises and stock
    grants................................       723        6,940                                     7,663
  Acquisitions............................       811       15,012          796                       16,619
  Debenture conversions...................       117        1,123                                     1,240
Dividends on common stock ($.24 per
  share)..................................                             (56,548)                     (56,548)
                                            --------   ----------   ----------     --------      ----------
Balance at December 31, 1996..............   236,193    1,237,783      728,108       33,233       2,235,317
Comprehensive income:
  Net income..............................                             333,750                      333,750
  Other comprehensive income:
  Foreign currency translation............                                          (29,795)        (29,795)
  Unrealized loss on securities...........                                           (6,957)         (6,957)
                                                                                                 ----------
         Total other comprehensive
           income.........................                                                          (36,752)
                                                                                                 ----------
Comprehensive income......................                                                          296,998
Common Stock issued:
  Stock option exercises and stock
    grants................................       820        9,296                                    10,116
  Acquisitions............................     3,958       79,215       (3,832)                      79,341
  Debenture conversions...................       492        5,925                                     6,417
  Conversion of convertible preferred
    securities of SCI Finance LLC.........    11,461      161,027                                   172,488
Dividends on common stock ($.30 per
  share)..................................                             (74,673)                     (74,673)
                                            --------   ----------   ----------     --------      ----------
Balance at December 31, 1997..............   252,924    1,493,246      983,353       (3,519)      2,726,004
Comprehensive income:
  Net income..............................                             342,142                      342,142
  Other comprehensive income:
  Foreign currency translation............                                            8,748           8,748
  Unrealized gain on securities...........                                           10,149          10,149
                                                                                                 ----------
         Total other comprehensive
           income.........................                                                           18,897
                                                                                                 ----------
Comprehensive income......................                                                          361,039
Common Stock issued:
  Stock option exercises and stock
    grants................................     3,593       56,485                                    60,078
  Acquisitions............................     2,499       94,625                                    97,124
  Debenture conversions...................       185        2,409                                     2,594
Dividends on common stock ($.36 per
  share)..................................                             (92,737)                     (92,737)
                                            --------   ----------   ----------     --------      ----------
Balance at December 31, 1998..............  $259,201   $1,646,765   $1,232,758     $ 15,378      $3,154,102
                                            ========   ==========   ==========     ========      ==========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NOTE ONE

NATURE OF OPERATIONS

     The Company is the largest provider of death care services in the world. At December 31, 1998, the Company operated 3,442 funeral service locations, 433 cemeteries and 191 crematoria located in 20 countries on five continents.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 156 combination locations that contain a funeral service location within a Company owned cemetery.

     The financial services division represents a combination of the Company's prearranged funeral and cemetery trust accounting and administration, investment management, life insurance operations, and the lending activities of Provident Services, Inc. (Provident), which provides capital financing for independent funeral home and cemetery operations.

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

     Inventories and Cemetery Property: Funeral merchandise and cemetery property and merchandise are stated at the lower of average cost or market.

     Depreciation and Amortization: Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to fifty years, equipment is depreciated over a period from five to twenty years and leasehold improvements are depreciated over a range of five to fifty years. For the three years ended December 31, 1998, depreciation expense was $115,195, $87,571, and $74,854, respectively. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired, are amortized on a straight-line basis over the lives (generally from five to ten years) of the respective contracts.

     Funeral Operations: Funeral revenue is recognized when the funeral service is performed. The Company's trade receivables consist primarily of funeral services already performed. An allowance for doubtful accounts has been provided based on historical experience. The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices

                       SERVICE CORPORATION INTERNATIONAL
prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts (which include accumulated trust earnings and increasing insurance benefits) are deferred until such time that the funeral services are performed (see Note Four).

     Cemetery Operations: All cemetery interment right sales, together with associated merchandise sales, are recorded as income at the time contracts are signed. Costs related to the sales of interment rights include property and other costs related to cemetery development activities, and are charged to operations using the specific identification method. Allowances for customer cancellations are provided at the date of sale based upon historical experience. Costs related to merchandise are based on actual costs incurred or estimates of future costs necessary to purchase the merchandise, including provisions for inflation when required. Pursuant to state law, all or a portion of the proceeds from the sale of cemetery merchandise may also be required to be paid into trust funds until such merchandise is purchased by the Company for the customer. Merchandise funds trusted at December 31, 1998 and 1997 were $662,564 and $515,051, respectively (see Note Six). The Company recognizes realized trust income on these merchandise trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to the unpurchased cemetery merchandise. Additionally, a portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. Earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. Perpetual care funds trusted at December 31, 1998 and 1997 were $418,109 and $371,984, respectively, which approximates fair value. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. For the three years ended December 31, 1998, the earnings recognized from all cemetery trusts were $97,280, $74,971, and $51,601, respectively.

     Insurance Operations: Effective in July 1998, the Company acquired American Memorial Life Insurance Company (AML), an established funding entity for prearranged funeral contracts. The Company accounts for AML under generally accepted accounting principles for life insurance companies. The Company has reclassified amounts included in the consolidated income statement and balance sheet to conform the presentation of the results of operations and financial condition of its French insurance subsidiary to the current approach. These reclassifications had no effect on consolidated stockholders' equity, net income or cash flows.

     For traditional life products, premiums are recognized as revenue when due from policyholders. Benefits and acquisition expenses are recognized as a constant percentage of earned premiums. Computations of life insurance reserves are based on anticipated investment yields (primarily 3% for the French insurance company and 5.8% for the U.S. insurance companies), mortality, surrenders, and provisions for unfavorable deviations.

     For annuity products, premiums are recorded in a policyholder account which is recorded to "Reserves and annuity benefits -- insurance subsidiaries". Amounts assessed against the policyholder account for contract expenses and mortality coverage are recorded as revenue in proportion to estimated gross profits of the annuity contracts.

     To the extent recoverable, certain costs incurred related to the acquisition of new business are deferred. Such costs consist primarily of commissions, underwriting, policy issuance and direct marketing. Such expenses are referred to as deferred policy acquisition costs (DPAC). DPAC related to different products is amortized at a constant percentage over the life of the book of contracts as follows: over the expected premium paying period for traditional life insurance; based on the present value of the estimated gross margin amounts, with interest at the percentage used to calculate the assumed investment yield, for participating life insurance; and based on the present value of estimated gross profit amounts, with interest at the rate of interest that accrues to the policyholder balances, for annuities. DPAC is included within "Deferred charges and other assets" on the consolidated balance sheet.

                       SERVICE CORPORATION INTERNATIONAL

     Also included within "Deferred charges and other assets" is the present value of future profits (PVP) on business in force of acquired insurance companies. Such amount represents the portion of costs to acquire such companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. PVP is amortized as follows: over the expected premium paying period for traditional life insurance; and over the estimated remaining life for annuities and participating life insurance.

     Investment income, net of investment expenses, and realized gains and losses related to "Investments -- insurance subsidiaries" are included within "Revenues" (see Note Five). Debt securities and marketable equity securities are classified as available-for-sale and are carried at quoted market value, if readily marketable, or at management's estimated fair value, if not readily marketable. The change in the unrealized gain or loss, net of deferred income tax, is recorded as a separate component of other comprehensive income in the consolidated statement of stockholders' equity. Realized gains and losses on investment transactions are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of the investment is reduced. Premiums and discounts on fixed debt securities are amortized over their expected average lives using the interest method. Mortgage loans and real estate are generally carried at amortized cost. Policy loans are stated at the aggregate unpaid balance.

     Names and Reputations: The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as purchases are included in "Names and reputations" and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral business. Additionally, the death care industry has historically exhibited stable cash flows as well as a low failure rate. The Company monitors the recoverability of names and reputations based on projections of future undiscounted cash flows of the acquired businesses. The amortization charged against income was $45,350, $37,649, and $33,836 for the three years ended December 31, 1998, respectively. Accumulated amortization of names and reputations as of December 31, 1998 and 1997 was $179,803 and $136,398, respectively.

     Derivatives: Amounts to be paid or received under interest rate swaps, including the interest rate provisions of the cross-currency swaps, are recorded on the accrual basis over the life of the swap agreements as an adjustment to interest expense. The related net amounts payable to, or receivable from, the counterparties are included in accrued liabilities or current receivables, respectively. Gains and losses resulting from currency movements on the cross-currency swaps that hedge the Company's net foreign investments are reflected in stockholders' equity, with the related net amounts due to, or from, the counterparties included in other liabilities, or other assets, respectively. Net deferred gains and losses on early termination of interest rate swaps are amortized into interest expense over the remaining lives of the original agreements.

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

                       SERVICE CORPORATION INTERNATIONAL

NOTE THREE

ACQUISITIONS

     The Company acquired certain funeral, cemetery, crematoria and insurance operations both domestically and internationally during the years ended December 31, 1998 and 1997 (see Note Nineteen regarding the January 1999 purchase of Equity Corporation International). The operating results of these acquisitions have been included since their respective dates of acquisition. The following table is a summary of the acquisitions made during the two years ended December 31, 1998:

                                                                1998       1997
                                                              --------   --------
Number acquired:
  Funeral service locations.................................       308        294
  Cemeteries................................................        47         51
  Crematoria................................................        18         19
  Insurance operations......................................         2         --
Purchase price..............................................  $784,000   $643,000

     The purchase price in both years consisted primarily of combinations of cash, Company common stock, issued and assumed debt.

     The effect of the above acquisitions on the consolidated balance sheet at December 31, was as follows:

                                                                1998        1997
                                                              ---------   ---------
Current assets..............................................  $  52,339   $  38,569
Investments -- insurance subsidiaries.......................    622,379          --
Prearranged funeral contracts...............................     51,990      86,452
Long-term receivables.......................................     91,299      31,522
Cemetery property...........................................    266,591     298,466
Property, plant and equipment...............................    108,152     162,992
Deferred charges and other assets...........................    422,299      13,417
Names and reputations.......................................    354,772     215,204
Current liabilities.........................................    (84,562)    (67,464)
Long-term debt..............................................    (53,609)    (63,307)
Deferred income taxes and other liabilities.................   (365,692)   (120,340)
Reserves and annuity benefits -- insurance subsidiaries.....   (594,848)         --
Deferred prearranged funeral contract revenues..............    (54,218)   (106,439)
Stockholders' equity........................................    (97,124)    (79,341)
                                                              ---------   ---------
          Cash used for acquisitions........................  $ 719,768   $ 409,731
                                                              =========   =========

NOTE FOUR

PREARRANGED FUNERAL ACCOUNTING

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance policies.

     Unperformed price guaranteed prearranged funeral contracts that are not funded through Company owned insurance subsidiaries are included in the consolidated balance sheet as "Prearranged funeral contracts." This balance represents amounts due from trust funds, customer receivables, or third party insurance companies. A corresponding credit is recorded to "Deferred prearranged funeral contract revenues."

                       SERVICE CORPORATION INTERNATIONAL

Amounts paid by a customer under a prearranged funeral contract is recognized in funeral revenue at the time the funeral service is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which times these funds are also recognized in funeral revenues and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearrangements are included in "Deferred charges and other assets". These obtaining costs include sales commissions and certain other direct costs which are deferred and amortized over a period representing the actuarially determined life of the prearranged contracts. The aggregate net costs deferred as of December 31, 1998 and 1997 were $263,429 and $190,595, respectively.

     Prearranged funeral contracts may also be funded by insurance policies written by the Company's wholly-owned insurance subsidiaries. These insurance subsidiaries follow generally accepted accounting principles for life insurance companies (see Note Two). At December 31, 1998, approximately $397,363 of the reserves and annuity benefits are associated with policies funding prearranged funerals at non-Company owned funeral locations. Policy acquisition costs are deferred as "Deferred charges and other assets" and amortized as prescribed by generally accepted accounting principles for life insurance companies (see note two). The aggregate net costs deferred as of December 31, 1998 and 1997 were $13,832 and $2,495, respectively.

     As of December 31, 1998, the total value of unperformed prearranged funeral revenues expected to be recognized in future periods was $3,751,850 ($3,371,424 at December 31, 1997). The total value of unperformed prearranged funeral contracts are trust funded or insurance funded and represent the original contract value plus accumulated trust earnings or increasing insurance benefits.

  Prearranged Funeral Contracts

     The following table summarizes the components of prearranged funeral contracts on the Company's consolidated balance sheet:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Trusts:
  Trust assets..............................................  $1,173,905    $  979,315
  Receivables from customers................................     280,005       326,310
  Allowance for cancellation................................    (115,206)     (108,749)
                                                              ----------    ----------
          Net trust related assets..........................   1,338,704     1,196,876
Third Party Insurance:
  Receivables from third party insurance companies..........   1,349,674     1,549,972
  Allowance for cancellation................................     (99,572)     (118,744)
                                                              ----------    ----------
          Net insurance related assets......................   1,250,102     1,431,228
                                                              ----------    ----------
Prearranged funeral contracts...............................  $2,588,806    $2,628,104
                                                              ==========    ==========

     The allowance for cancellation is based on historical experience and is equivalent to approximately 8% of the total balance. Accumulated earnings from trust funds and increasing insurance benefits of third party insurance companies have been included to the extent that they have accrued through December 31, 1998. The cumulative trust funded total has been reduced by allowable cash withdrawals for trust earnings and amounts retained by the Company pursuant to various state laws.

                       SERVICE CORPORATION INTERNATIONAL

     The following table summarizes the activity in prearranged funeral contracts:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Beginning balance...........................................  $2,628,104    $2,149,917
  Net sales.................................................     285,931       447,023
  Acquisitions/dispositions.................................     142,808        80,800
  Realized earnings and increasing insurance benefits for
     third party insurance companies........................     105,866       116,462
  Maturities................................................    (196,960)     (195,919)
  Change in cancellation reserve............................      (6,848)      (33,481)
  1998 reclassification of wholly-owned insurance
     companies..............................................    (232,209)           --
  Distributed earnings, effect of foreign currency and
     other..................................................    (137,886)       63,302
                                                              ----------    ----------
Ending balance..............................................  $2,588,806    $2,628,104
                                                              ==========    ==========

     The cost and market value associated with the assets held in the trust funds underlying the Company's prearranged funeral contracts are as follows:

                                           DECEMBER 31, 1998        DECEMBER 31, 1997
                                        -----------------------   ---------------------
                                           COST        MARKET       COST       MARKET
                                        ----------   ----------   --------   ----------
Debt securities:
  Government..........................  $  323,831   $  356,853   $320,148   $  345,046
  Corporate...........................     103,835      106,190    113,007      115,372
Equity securities.....................     503,821      554,256    405,108      451,862
Money market/other....................     242,418      228,085    141,052      131,197
                                        ----------   ----------   --------   ----------
                                        $1,173,905   $1,245,384   $979,315   $1,043,477
                                        ==========   ==========   ========   ==========

  Deferred Prearranged Funeral Contract Revenues

     "Deferred prearranged funeral contract revenues" on the consolidated balance sheet includes the contract amount of all price guaranteed prearranged funeral service contracts for trust funded and third party insurance contracts as well as the accrued trust earnings and increasing insurance benefits. The Company defers trust earnings and increasing benefits of insurance contracts as they are earned until the performance of the funeral service. Upon performance of the funeral service, the Company recognizes the fixed contract price as well as total accumulated trust earnings and increasing insurance benefits as funeral revenues.

     The following table summarizes the activity in deferred prearranged funeral contract revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Beginning balance...........................................  $2,805,429    $2,282,838
  Net sales.................................................     292,972       466,001
  Acquisitions/dispositions.................................     138,422        99,897
  Realized earnings and increasing insurance benefits from
     third party insurance companies........................     106,353       113,716
  Maturities................................................    (192,817)     (203,178)
  Change in cancellation reserve............................      (6,848)      (33,481)
  1998 reclassification of wholly-owned insurance
     companies..............................................    (232,209)           --
  Effect of foreign currency and other......................     (91,508)       79,636
                                                              ----------    ----------
Ending balance..............................................  $2,819,794    $2,805,429
                                                              ==========    ==========

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIVE

INSURANCE OPERATIONS

     The Company acquired AML effective July, 1998. In addition, the Company has owned a French life insurance company for several years. The primary purpose of these life insurance subsidiaries is to assist in funding the Company's prearranged funeral program.

  Investments -- Insurance Subsidiaries

     As part of the Company's funding of prearranged funeral contracts, the Company's wholly-owned life insurance subsidiaries invest in securities which are considered as "available-for-sale." The cost, market value and unrealized gains or losses related to debt and equity securities for December 31, 1998 and 1997 were as follows:

                                                         DECEMBER 31, 1998
                                           ---------------------------------------------
                                           AMORTIZED                      UNREALIZED
                                              COST      MARKET VALUE    GAINS    LOSSES
                                           ----------   ------------   -------   -------
Debt securities:
  U.S. treasury..........................  $    8,841    $    9,137    $   296   $    --
  French government......................     241,033       251,187     10,545      (391)
  Other foreign government (primarily
     European)...........................     131,151       132,876      1,725        --
  Corporate..............................     338,181       341,191      5,895    (2,885)
  Mortgage-backed........................     145,790       147,254      1,757      (293)
  Asset-backed...........................      32,340        32,925        704      (119)
  Redeemable preferred stock.............       3,879         3,799          4       (84)
Equity securities:
  Nonredeemable preferred stock..........       1,246         1,335         89        --
  Common stock...........................      85,439       117,493     33,483    (1,429)
Mutual funds:
  Equity.................................      74,707        81,998      7,291        --
  Debt...................................      59,058        60,783      1,725        --
Mortgage loans...........................       1,301         1,301         --        --
Real estate, net of accumulated
  depreciation and amortization..........      34,636        34,636         --        --
Policy loans.............................      18,763        18,763         --        --
                                           ----------    ----------    -------   -------
                                           $1,176,365    $1,234,678    $63,514   $(5,201)
                                           ==========    ==========    =======   =======

                       SERVICE CORPORATION INTERNATIONAL

                                                          DECEMBER 31, 1997
                                             --------------------------------------------
                                             AMORTIZED                     UNREALIZED
                                               COST      MARKET VALUE    GAINS    LOSSES
                                             ---------   ------------   -------   -------
Debt securities:
  Foreign government.......................  $292,991      $296,320     $ 3,503   $  (174)
  Corporate................................    17,883        17,965          95       (13)
Equity securities..........................   141,512       162,129      23,640    (3,023)
Mutual funds:
  Money market/other.......................    13,945        14,153         208        --
  Debt.....................................    53,276        53,276          --        --
Real estate, net of accumulated
  depreciation and amortization............    30,885        30,885          --        --
                                             --------      --------     -------   -------
                                             $550,492      $574,728     $27,446   $(3,210)
                                             ========      ========     =======   =======

     The contractual maturities of debt securities as of December 31, 1998 were as follows:

                                                                      1998
                                                              --------------------
                                                              AMORTIZED    MARKET
                                                                COST       VALUE
                                                              ---------   --------
Within one year.............................................  $ 85,830    $ 85,316
After one year through five years...........................   325,388     329,249
After five years through ten years..........................   309,189     315,457
After ten years.............................................   180,808     188,347
                                                              --------    --------
                                                              $901,215    $918,369
                                                              ========    ========

     Net investment income for the three years ended December 31, 1998 was as follows:

                                                           1998      1997      1996
                                                          -------   -------   -------
Debt securities.........................................  $35,941   $14,247   $17,985
Equity securities.......................................    4,717     3,539     1,595
Other...................................................    2,066        --        --
                                                          -------   -------   -------
          Total investment income.......................   42,724    17,786    19,580
Investment expenses.....................................    4,131     3,053       870
                                                          -------   -------   -------
          Net investment income.........................  $38,593   $14,733   $18,710
                                                          =======   =======   =======

     The gross realized gains and gross realized losses from sales of securities for the three years ended December 31, 1998 were as follows:

                            DECEMBER 31, 1998              DECEMBER 31, 1997           DECEMBER 31, 1996
                       ----------------------------   ---------------------------   ------------------------
                        GAIN       LOSS       NET      GAIN      LOSS       NET      GAIN     LOSS     NET
                       -------   --------   -------   -------   -------   -------   -------   ----   -------
Debt securities......  $42,493   $(27,391)  $15,102   $20,192   $(3,617)  $16,575   $ 5,116   $--    $ 5,116
Equity securities....   22,820    (14,635)    8,185    17,516    (3,755)   13,761     5,210    --      5,210
                       -------   --------   -------   -------   -------   -------   -------   ---    -------
Realized gain
  (loss).............  $65,313   $(42,026)  $23,287   $37,708   $(7,372)  $30,336   $10,326   $--    $10,326
                       =======   ========   =======   =======   =======   =======   =======   ===    =======

     The amount of net investment income and realized gain (loss) which are allocable to policyholders but included above is $36,887, $19,015 and $30,740 for the three years ended December 31, 1998, respectively, and is included as "Costs and expenses".

                       SERVICE CORPORATION INTERNATIONAL

     Changes in unrealized gain on investments for the three years ended December 31, 1998 were as follows:

                                                           1998      1997      1996
                                                          -------   -------   -------
Fixed income securities.................................  $13,930   $ 3,744   $19,497
Equity securities.......................................   20,147    21,172     4,986
                                                          -------   -------   -------
Change in unrealized gain on investments................  $34,077   $24,916   $24,483
                                                          =======   =======   =======

  Present Value of Future Profits -- Insurance Subsidiaries

     An analysis of PVP is provided as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Balance at beginning of year................................  $13,070   $13,957
Additions due to acquisitions...............................   36,630        --
Amortization, net of interest accrued.......................   (4,518)     (887)
                                                              -------   -------
Balance at end of year......................................  $45,182   $13,070
                                                              =======   =======

     It is anticipated that PVP will be reduced by the following amounts in future years:

1999........................................................   $ 6,451
2000........................................................     6,079
2001........................................................     5,447
2002........................................................     4,636
2003........................................................     3,633
Thereafter..................................................    18,936
                                                               -------
                                                               $45,182
                                                               =======

  Statutory Financial Information -- Insurance Subsidiaries

     The Company's insurance companies are required to file financial statements with state (for U.S. companies) or national (for the French company) insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts were as follows as of and for the year ended December 31, 1998:

                                                              UNITED STATES   FRANCE
                                                              -------------   -------
Capital and surplus.........................................     $45,624      $73,014
Net income..................................................         888        5,747

     Under statutory regulations, AML must maintain certain minimum amounts of statutory capital and statutory surplus. AML is also regulated by state regulatory authorities as to amounts of dividends which can be paid without prior approval of regulatory authorities.

  Participating Life Insurance -- Insurance Subsidiaries

     Participating policies represented approximately 33% and 100% of total life insurance in force at December 31, 1998 and 1997, respectively. Participating policies represented approximately 51% and 100% of premium income for 1998 and 1997, respectively. Dividends on participating policies amounted to $25,548 in 1998. The amount of dividends is determined through contract provision (within French legal requirements)

                       SERVICE CORPORATION INTERNATIONAL
for all life insurance policies issued by Auxia, the Company's French insurance subsidiary, and by the contract provisions of policies issued by AML.

NOTE SIX

CEMETERY MERCHANDISE TRUST FUNDS

     The cost and market value associated with the assets held in the cemetery merchandise trust funds (included in current and long-term receivables, at cost) were as follows:

                                              DECEMBER 31, 1998     DECEMBER 31, 1997
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Debt securities:
  Government...............................  $204,277   $201,399   $169,823   $172,440
  Corporate................................    83,845     84,503     64,474     65,468
Equity securities..........................   295,210    291,222    227,424    230,931
Money market/other.........................    79,232     79,284     53,330     53,254
                                             --------   --------   --------   --------
                                             $662,564   $656,408   $515,051   $522,093
                                             ========   ========   ========   ========

NOTE SEVEN

INCOME TAXES

     The provision for income taxes includes United States income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

     Income before income taxes:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
United States........................................  $419,450   $474,478   $309,431
Foreign..............................................    99,077    105,495    104,450
                                                       --------   --------   --------
                                                       $518,527   $579,973   $413,881
                                                       ========   ========   ========

     Income tax expense (benefit) consisted of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
Current:
  United States......................................  $100,110   $157,450   $ 65,709
  Foreign............................................    10,881      7,022     14,158
  State and local....................................     9,086     21,737     11,814
                                                       --------   --------   --------
                                                        120,077    186,209     91,681
                                                       --------   --------   --------
Deferred:
  United States......................................    48,861     15,045     45,330
  Foreign............................................      (697)     1,432      3,238
  State and local....................................     8,144      2,735      8,334
                                                       --------   --------   --------
                                                         56,308     19,212     56,902
                                                       --------   --------   --------
          Total provision............................  $176,385   $205,421   $148,583
                                                       ========   ========   ========

                       SERVICE CORPORATION INTERNATIONAL

     The Company made income tax payments of approximately $126,000, $155,400, and $99,400, for the three years ended December 31, 1998, respectively.

     The differences between the U.S. federal statutory tax rate and the Company's effective rate were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
Computed tax provision at the applicable federal
  statutory income tax rate..........................  $181,485   $202,991   $144,858
State and local taxes, net of federal income tax
  benefits...........................................    11,199     15,906     13,097
Dividends received deduction and tax exempt
  interest...........................................    (1,178)    (1,618)    (2,108)
Amortization of names and reputations................     6,423      5,622      4,765
Enacted tax rate change..............................    (2,218)    (5,491)        --
Foreign jurisdiction tax rate difference.............   (18,576)   (12,909)   (11,849)
Other................................................      (750)       920       (180)
                                                       --------   --------   --------
          Provision for income taxes.................  $176,385   $205,421   $148,583
                                                       ========   ========   ========
          Total effective tax rate...................      34.0%      35.4%      35.9%
                                                       ========   ========   ========

     The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Receivables, principally due to sales of cemetery interment
  rights and related products...............................  $224,614   $186,900
Inventories and cemetery property, principally due to
  purchase accounting adjustments...........................   501,974    460,592
Property, plant and equipment, principally due to
  depreciation and to purchase accounting adjustments.......    91,831    129,796
Other.......................................................    99,744     40,773
                                                              --------   --------
Deferred tax liabilities....................................   918,163    818,061
                                                              --------   --------
Deferred revenue on prearranged funeral contracts,
  principally due to earnings from trust funds..............   (27,270)   (50,862)
Accrued liabilities.........................................    (2,927)   (24,768)
Carry-forwards and foreign tax credits......................   (36,789)   (21,053)
                                                              --------   --------
Deferred tax assets.........................................   (66,986)   (96,683)
                                                              --------   --------
Valuation allowance.........................................    13,058     15,327
                                                              --------   --------
Net deferred income taxes...................................  $864,235   $736,705
                                                              ========   ========

     During the three years ended December 31, 1998, tax expense resulting from allocating certain tax benefits directly to capital in excess of par value totaled $42,794, $3,799, and $2,410, respectively.

     Current refundable income taxes and foreign current deferred tax assets are included in other current assets, with current taxes payable and current deferred taxes being reflected as "Income taxes" on the consolidated balance sheet.

     At December 31, 1998 and 1997, United States income taxes had not been provided on $333,890 and $252,369, respectively, of undistributed earnings of foreign subsidiaries since it is the Company's intention to

                       SERVICE CORPORATION INTERNATIONAL
permanently reinvest such earnings. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for income taxes paid by the company's foreign subsidiaries will be available to significantly reduce any U.S. tax if these foreign earnings are remitted.

     As of December 31, 1998 the Company has United States foreign tax credit carry-forwards of $2,811 which will expire in the years 1999 through 2001. Various subsidiaries have federal and state operating loss carry-forwards of $50,197 with expiration dates through 2013. The Company believes that some uncertainty exists with respect to future realization of these tax credit and loss carry-forwards, therefore a valuation allowance has been established for the carry-forwards not expected to be realized. The decrease in the valuation allowance is primarily attributable to foreign tax credits and indexation benefit.

NOTE EIGHT

DEBT

     Debt was as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Bank revolving credit agreements and commercial paper.......  $  650,596   $  616,589
6.375% notes due in 2000....................................     150,000      150,000
6.75% notes due in 2001.....................................     150,000      150,000
8.72% amortizing notes due in 2002..........................     114,259      141,108
8.375% notes due in 2004....................................      51,840       51,840
7.375% notes due in 2004....................................     250,000      250,000
6.0% notes due in 2005......................................     600,000           --
7.2% notes due in 2006......................................     150,000      150,000
6.875% notes due in 2007....................................     150,000      150,000
6.5% notes due in 2008......................................     200,000           --
7.7% notes due in 2009......................................     200,000      200,000
6.95% amortizing notes due in 2010..........................      55,691       58,859
Floating rate notes due in 2011 (putable in 1999)...........     200,000      200,000
7.875% debentures due in 2013...............................      55,627       55,627
7.0% notes due in 2015 (putable in 2002)....................     300,000      300,000
6.3% notes due in 2020 (putable in 2003)....................     300,000           --
Medium term notes, maturities through 2019, fixed average
  interest rate of 9.32%....................................      35,720       35,720
Convertible debentures, interest rates range from
  4.75%-5.5%, due through 2008, conversion price ranges from
  $11.25-$50.00.............................................      49,979       45,673
Mortgage and other notes payable with maturities through
  2015......................................................     216,833      156,931
Deferred loan costs.........................................     (19,888)     (13,078)
                                                              ----------   ----------
Total debt..................................................   3,860,657    2,699,269
Less current maturities.....................................     (96,067)     (64,570)
                                                              ----------   ----------
          Total long-term debt..............................  $3,764,590   $2,634,699
                                                              ==========   ==========

     The Company's primary revolving credit agreement provides for borrowings up to $1,000,000 and consists of two committed tranches -- a 364-day tranche and a 5-year tranche -- which are utilized to support commercial paper issuance and for general corporate needs.

     The 364-day tranche allows for borrowings up to $300,000. This facility expires June 25, 1999, but has provisions to be extended for additional 364-day terms. At the end of any term, the outstanding balance may

                       SERVICE CORPORATION INTERNATIONAL
be converted into a 2 year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of 0.08% is paid quarterly on the total commitment amount.

     The 5-year tranche allows for borrowings up to $700,000, including $500,000 in various currencies. This facility expires June 27, 2002. Interest rates on this facility are based on various indices as determined by the Company. In addition, a facility fee is paid quarterly on the total commitment amount. The facility fee, which ranges from 0.07% to 0.15%, is based on the Company's senior debt ratings, and is currently set at 0.08%. At December 31, 1998, approximately $217,345 of revolving notes were outstanding under this facility at a weighted average interest rate of 5.65%.

     On November 3, 1998, the Company entered into an additional revolving credit facility in the amount of $800,000. This facility is primarily intended to support commercial paper issuance, has a 364-day maturity, and expires November 2, 1999. A facility fee of 0.09% is paid quarterly on the total commitment amount.

     As of December 31, 1998, $433,251 of commercial paper was outstanding at a weighted average interest rate of 6.68%, which was backed by the above facilities. For the year ended December 31, 1998, the average outstanding balance of commercial paper was $349,426 at a weighted average interest rate of 5.73%.

     The commercial paper borrowings and revolving notes generally have maturities ranging from one to ninety days.

     The credit facilities described above have financial compliance provisions that contain certain restrictions on levels of net worth, debt, liens, and guarantees.

     The Company primarily uses the revolving credit facilities, described above, to finance the Company's ongoing acquisition programs. From time to time, the Company raises debt or equity in the public markets to refinance balances drawn on these facilities. The timing of these public debt or equity offerings is dependent on numerous factors including market conditions, long and short term interest rates, the Company's capitalization ratios and the outstanding balances under the revolving credit facilities. Since it is the Company's intent to refinance borrowings under these facilities with long-term debt or equity, the Company has classified such borrowings as long-term debt.

     In March 1998, the Company issued two senior note securities. The first note issued was a $200,000, 10-year, non-callable security with a 6.5% coupon due in March 2008. The second note was a $300,000, 22-year security due in March 2020. This second note is subject to mandatory tender to a remarketing agent in March 2003 and in March 2010. The coupon on this issue is presently 6.30%, but may change when tendered and remarketed. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's revolving credit agreements.

     The Company issued a senior note security in December 1998 in the amount of $600,000. The note is a non-callable security with a 6.0% coupon that will mature in December of 2005. The proceeds of this offering were primarily used to repay existing debt outstanding under the Company's revolving credit agreements.

     Approximately $27,595 of the Company's facilities and cemetery properties were pledged as collateral for the mortgage notes at December 31, 1998.

     At December 31, 1998, the Company had $21,728 in letters of credit outstanding primarily to guarantee funding of certain insurance claims.

     The aggregate principal payments on debt for the five years subsequent to December 31, 1998, excluding amounts due to banks under revolving credit loan agreements, are as follows: 1999-$96,067; 2000-$205,096; 2001-$203,694;
2002-$337,685; and 2003-$326,857.

                       SERVICE CORPORATION INTERNATIONAL

     Cash interest payments for the three years ended December 31, 1998 totaled $187,641, $162,521, and $150,961, respectively.

     Approximately $2,112,526 of the Company's debt is denominated in foreign currencies at December 31, 1998. Of this amount, $1,711,899 has been converted from US dollars as a result of cross-currency swaps.

     Similarly, the stated coupons described above have been substantially modified through the use of interest rate and cross-currency interest rate swaps used in the management of interest rates within defined targets for fixed and floating interest rate exposure (see Note Nine).

     During the three months ended December 31, 1998, pursuant to a shelf registration filed with the Commission to be used exclusively for future acquisitions, the Company guaranteed the following promissory notes issued through subsidiaries in connection with various acquisitions of operations:

                     SUBSIDIARY                       AMOUNT
                     ----------                       ------
SCI Iowa Funeral Services, Inc......................  $6,900

NOTE NINE

DERIVATIVES

     The Company enters into derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investments in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of creditworthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

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

                       SERVICE CORPORATION INTERNATIONAL

     The following tables present information about the Company's derivatives:

                                                                              DECEMBER 31, 1998
                                                     -------------------------------------------------------------------
                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                    CARRYING                 INTEREST RATE
                                                      NOTIONAL    AMOUNT ASSET               --------------
                                                       AMOUNT     (LIABILITY)    MATURITY    RECEIVE   PAY    FAIR VALUE
                                                     ----------   ------------   ---------   -------   ----   ----------
Interest Rate Swaps:
  US dollar fixed to US dollar floating............  $  250,000     $     --     1999-2001    7.35%    5.32%   $  7,931
  US dollar fixed to US dollar floating............     600,000           --     2002-2003    6.24%    5.24%     15,093
  US dollar fixed to US dollar floating............     300,000           --     2004-2006    7.02%    5.33%     25,082
  US dollar fixed to US dollar floating............     300,000           --     2008-2009    6.61%    5.39%     24,552
  US dollar floating to US dollar fixed............     420,000           --     2000-2001    5.22%    5.84%     (5,751)
  US dollar floating to US dollar fixed............     380,000           --     2003-2004    5.03%    5.54%    (10,425)
  Canadian dollar floating to Canadian dollar
    fixed..........................................     196,528           --     2007-2008    5.23%    5.92%    (18,873)
  Australian dollar floating to Australian dollar
    fixed..........................................      39,670           --       2006       4.75%    7.81%     (5,981)
  British pound floating to British pound fixed....     289,819           --       2008       6.04%    6.83%    (32,083)
  French franc floating to German mark floating....     175,311           --       2006       3.56%    3.84%     (2,815)
  German mark floating to French franc fixed.......      87,833           --       2003       3.79%    5.66%     (7,566)
Cross-Currency Interest Rate Swaps:
  US dollar fixed to Canadian dollar floating......     181,728       20,955     1999-2010    6.82%    5.58%     29,476
  US dollar floating to Canadian dollar fixed......     193,901        9,861       2003       5.22%    5.53%      8,163
  US dollar floating to Australian dollar fixed....     208,255       21,851     1999-2003    5.25%    6.14%     18,057
  US dollar floating to Australian dollar
    floating.......................................      59,196        7,931     2000-2003    5.22%    4.80%      7,217
  US dollar fixed to British pound fixed...........      91,407       (7,238)      2002       8.72%    9.64%     (7,636)
  US dollar fixed to British pound floating........     295,352      (19,129)    2002-2004    8.38%    6.59%     15,587
  US dollar fixed to French franc fixed............     300,000       36,678     2000-2007    6.29%    6.21%     22,465
  US dollar fixed to French franc floating.........     150,000       15,654     2000-2007    6.90%    3.90%     26,956
  US dollar floating to French franc fixed.........     117,833      (12,628)      2000       5.26%    4.23%    (15,005)
  US dollar fixed to German mark floating..........     150,000       15,766     2003-2006    5.98%    3.48%     28,414
  US dollar floating to Spanish peseta fixed.......      98,214       (5,899)      2003       5.26%    4.84%    (11,106)
  US dollar floating to Norwegian krone fixed......      22,815          (64)      2003       5.26%    5.80%         72
  Australian dollar fixed to US dollar floating....      88,141      (15,079)    1999-2000    6.14%    5.30%    (13,880)
                                                     ----------     --------                                   --------
                                                     $4,996,003     $ 68,659                                   $ 97,944
                                                     ==========     ========                                   ========

                                                                              DECEMBER 31, 1997
                                                     -------------------------------------------------------------------
                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                    CARRYING                 INTEREST RATE
                                                      NOTIONAL    AMOUNT ASSET               --------------
                                                       AMOUNT     (LIABILITY)    MATURITY    RECEIVE   PAY    FAIR VALUE
                                                     ----------   ------------   ---------   -------   ----   ----------
Interest Rate Swaps:
  US dollar fixed to US dollar floating............  $  450,000     $     --     2001-2002    6.53%    5.89%   $  4,392
  US dollar fixed to US dollar floating............     300,000           --     2004-2006    7.02%    5.78%     14,295
  US dollar fixed to US dollar floating............     200,000           --       2009       7.43%    5.76%     12,264
  US dollar floating to US dollar fixed............     200,000           --       2004       5.81%    5.72%        783
  Canadian dollar floating to Canadian dollar
    fixed..........................................      78,138           --       1999       2.64%    3.97%     (4,024)
  Canadian dollar floating to Canadian dollar
    fixed..........................................      38,456           --       2007       1.41%    1.95%     (1,927)
  Canadian dollar floating to Canadian dollar fixed
    effective 11/98................................      94,777           --       2003         --       --      (5,559)
  Australian dollar floating to Australian dollar
    fixed..........................................      42,270           --       2006       5.91%    7.81%     (3,672)
  French franc floating to German mark floating....      81,820           --       2006       3.69%    3.99%     (1,479)
  French franc fixed to German mark floating.......      82,152           --       2006       6.80%    5.38%      3,036
  German mark floating to French franc fixed.......      82,152           --       2003       5.38%    6.20%     (4,903)
Cross-Currency Interest Rate Swaps:
  US dollar fixed to French franc fixed............     250,000       44,736     2000-2002    6.05%    5.89%     42,540
  US dollar fixed to French franc fixed............     150,000       26,722       2007       7.00%    6.93%     20,516
  US dollar fixed to French franc floating.........     100,000       13,183       2006       7.20%    3.93%     18,408
  US dollar fixed to German mark floating..........     100,000       17,861       2003       5.37%    3.25%     19,016
  US dollar fixed to British pound fixed...........     385,386      (23,509)    2002-2004    8.46%    8.43%     20,181
  US dollar fixed to British pound floating........      28,222       (1,949)      2002       8.72%    7.94%    (28,581)
  US dollar floating to Australian dollar fixed....     132,296       11,526     1999-2000    5.91%    6.51%    (36,676)
  US dollar floating to Australian dollar
    floating.......................................      59,196        4,571     2000-2003    5.91%    5.07%     49,937
  US dollar fixed to Canadian dollar floating......     100,000        5,223       2010       6.95%    4.83%      7,264
  US dollar fixed to Canadian dollar floating......      81,727        3,589       1999       6.66%    3.94%      4,849
  US dollar floating to French franc fixed.........     117,834       (4,189)      2000       5.88%    4.23%     (3,943)
                                                     ----------     --------                                   --------
                                                     $3,154,426     $ 97,764                                   $126,717
                                                     ==========     ========                                   ========

                       SERVICE CORPORATION INTERNATIONAL

     At December 31, 1998, the Company's consolidated debt totaled $3,860,657 at a weighted average rate of 6.77%. After giving consideration to the interest rate and cross-currency interest rate swaps, the weighted average rate of debt (excluding $212,484 of Provident debt) was 6.16%.

     At December 31, 1998, the Company's debt, including the derivative instruments, consisted of approximately 74% of fixed interest rate debt at a weighted average rate of 6.17% and approximately 26% of floating interest rate debt at a weighted average rate of 6.15%. At December 31, 1997, the Company's total debt consisted of approximately 44% of fixed interest rate debt at a weighted average rate of 7.00% and approximately 56% of floating interest rate debt at a weighted average rate of 5.50%. Approximately $2,112,526 and $1,832,000 of the Company's debt consists of foreign-denominated debt at December 31, 1998 and 1997, respectively.

     Interest rate swap settlements are generally semi-annual and match the coupons of the underlying debt or related intercompany loan payments on the foreign operations being hedged. Additionally, as of December 31, 1998 and 1997, $558,407 and $566,594, respectively, of the interest rate swaps contained provisions which require termination of the swap or convert the swap to a new index if certain interest rate conditions are met. In the cross-currency swaps, the notional amounts are exchangeable in accordance with the terms of the swaps: either at maturity for nonamortizing swaps or according to defined amortization tables. Maturities of notional amounts relating to derivative financial instruments held on December 31, 1998, are as follows: 1999 -- $228,556;
2000 -- $710,879; 2001 -- $330,000; 2002 -- $535,016; 2003 -- $1,067,725; and
thereafter -- $2,123,827.

NOTE TEN

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying value of Provident's receivables approximates fair value as the majority of the loan portfolio carries market rates of interest. It is not practicable to estimate the fair value of receivables due on cemetery contracts or prearranged funeral contracts (other than cemetery merchandise trust funds and prearranged funeral trust funds, see Notes Four and Six) without incurring excessive costs because of the large number of individual contracts with varying terms. The investments of the Company's insurance subsidiaries are reported at fair value in the consolidated balance sheet.

     The Company has entered into various derivative financial instruments with major financial institutions to hedge potential exposures in interest and foreign exchange rates (swap agreements). Fair values were obtained from counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions. The net fair value of the Company's various swap agreements at December 31, 1998 is an asset of $97,944 (see note nine). At December 31, 1997, the net fair value was an asset of $126,717. The fair value of the Company's swap agreements may vary substantially with changes in interest and currency rates. The Company's credit exposure is limited to the sum of the fair value of positions that have become favorable to the Company and any accrued interest receivable due from counterparties. Potential credit exposure is dependent upon the maximum adverse impact of interest and currency movement. Such potential credit exposure is minimized by selection of counterparties from a limited group of high quality institutions and inclusion of certain contract provisions. Management believes that any credit exposure with respect to its favorable positions at December 31, 1998 is minimal (see Note Nine).

                       SERVICE CORPORATION INTERNATIONAL

     Fair value of debt was as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Bank revolving credit agreements and commercial paper.......  $  650,596   $  616,589
6.375% notes due in 2000....................................     151,598      150,285
6.75% notes due in 2001.....................................     153,196      151,755
8.72% amortizing notes due in 2002..........................     123,344      150,266
8.375% notes due in 2004....................................      58,093       57,055
7.375% notes due in 2004....................................     266,397      260,725
6.0% notes due in 2005......................................     596,618           --
7.2% notes due in 2006......................................     159,900      155,730
6.875% notes due in 2007....................................     157,774      152,265
6.5% notes due in 2008......................................     204,842           --
7.7% notes due in 2009......................................     222,220      214,980
6.95% amortizing notes due in 2010..........................      60,392       60,336
Floating rate notes due in 2011 (putable in 1999)...........     200,000      200,000
7.875% debentures due in 2013...............................      62,885       61,001
7.0% notes due in 2015 (putable in 2002)....................     333,037      336,840
6.3% notes due in 2020 (putable in 2003)....................     302,826           --
Medium term notes, maturities through 2019, fixed average
  interest rate of 9.32%....................................      42,711       43,636
Convertible debentures, interest rates range from
  4.75% - 5.5%, due through 2008, conversion price ranges
  from $11.25 - $50.00......................................      65,828       83,258
Mortgage and other notes payable with maturities through
  2015......................................................     218,863      138,379
                                                              ----------   ----------
          Total debt........................................  $4,031,120   $2,833,100
                                                              ==========   ==========

     The fair value of the fixed rate long-term borrowings was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The carrying value of convertible securities has been estimated based on the respective shares of Company common stock into which such securities may be converted. The carrying value of the Company's revolving credit agreements approximate fair value because the rates on such agreements are variable, based on current market conditions.

     Provident is a party to financial instruments with potential credit risk. The financial instruments result from loans made in the normal course of business to meet the financing needs of borrowers who are principally independent funeral home and cemetery operators. These financial instruments also include loan commitments of approximately $31,449 at December 31, 1998 ($50,000 at December 31, 1997) to extend credit. Provident's total loans receivable at December 31, 1998, were approximately $269,500 ($198,000 at December 31, 1997). Provident evaluates each borrower's creditworthiness and the amount loaned and collateral obtained, if any, is determined by this evaluation.

     The Company grants credit in the normal course of business and the credit risk with respect to these funeral, cemetery and prearranged funeral receivables due from customers is generally considered minimal because of the wide dispersion of the customers served. Procedures are in effect to monitor the creditworthiness of customers and bad debts have not been significant in relation to the volume of revenues.

     Customer payments on prearranged funeral contracts that are placed in state regulated trusts or used to pay premiums on life insurance contracts issued by third party insurance companies generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

                       SERVICE CORPORATION INTERNATIONAL

NOTE ELEVEN

COMMITMENTS

     The annual payments for operating leases (primarily for funeral home facilities and transportation equipment) are as follows:

1999........................................................  $35,795
2000........................................................   31,998
2001........................................................   28,350
2002........................................................   24,305
2003........................................................   19,036
Thereafter..................................................   86,886

     The majority of these operating leases contain one of the following options: (a) purchase the property at the fair value at date of exercise, (b) purchase the property for a value determined at the inception of the lease or
(c) renew for the fair rental value at the end of the primary term of the lease. Some of the equipment leases contain residual value exposures. For the three years ended December 31, 1998, rental expense was $69,196, $71,225, and $64,073, respectively.

     The Company has entered into management, consultative and noncompetition agreements (generally for five to ten years) with certain officers of the Company and former owners and key employees of businesses acquired. During the three years ended December 31, 1998, $74,578, $68,667, and $55,688, respectively, were charged to expense. At December 31, 1998, the maximum estimated future commitment under all agreements with a remaining term in excess of one year is $355,323, including $10,559 with certain officers of the Company.

     Effective January 1, 1999, the Company has a minimum purchase agreement with a major casket manufacturer for its North American operations. The agreement contains provisions to increase the minimum annual purchases for normal price increases and for the maintenance of product quality. In addition, the contract provides for a one-year extension period in which the Company is required to purchase any remaining commitment that exists at the end of the original term. The agreement contains a total purchase commitment of $750,000 over the next six years (1999 -- $90,000; 2000 -- $105,000; 2001 -- $115,000;
2002 -- $130,000; 2003 -- $145,000; 2004 -- $165,000).

NOTE TWELVE

CONVERTIBLE PREFERRED SECURITIES OF SCI FINANCE LLC

     During 1997, the Company redeemed all the outstanding shares of its convertible preferred shares into 11,178,522 shares of Company common stock and cash.

NOTE THIRTEEN

STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 1998. At December 31, 1998, 500,000,000 common shares of $1 par value were authorized, 259,201,104 shares were issued and outstanding (252,923,784 at December 31, 1997), net of 68,373 shares held, at cost, in treasury (66,373 at December 31, 1997).

     During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income. All prior periods presented have been restated to conform to this new standard.

                       SERVICE CORPORATION INTERNATIONAL

     The Company has benefit plans whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless, at the discretion of the Company's Compensation Committee of the Board of Directors, alternative vesting methods are allowed. At December 31, 1998 and 1997, 15,713,000 and 15,668,000, respectively, options had been granted to officers and key employees of the Company which contain alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging from eight to ten years from date of grant. At December 31, 1998 and 1997, 4,783,558 and 7,628,350 shares, respectively, were reserved for future option grants under all stock option plans.

     The following tables set forth certain stock option information:

                                                                         WEIGHTED-AVERAGE
                                                             OPTIONS      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding at December 31, 1995..........................  11,581,832        $13.27
                                                            ----------        ------
  Granted.................................................   2,239,200         22.63
  Exercised...............................................    (724,425)         8.82
  Cancelled...............................................     (47,338)        20.45
                                                            ----------        ------
Outstanding at December 31, 1996..........................  13,049,269         15.09
                                                            ----------        ------
  Granted.................................................   7,144,150         30.37
  Exercised...............................................    (775,716)        12.51
  Cancelled...............................................    (104,252)        22.85
                                                            ----------        ------
Outstanding at December 31, 1997..........................  19,313,451         20.81
                                                            ----------        ------
  Granted.................................................   2,953,553         36.66
  Exercised...............................................  (4,785,496)        13.50
  Cancelled...............................................    (102,992)        26.62
                                                            ----------        ------
Outstanding at December 31, 1998..........................  17,378,516        $25.48
                                                            ==========        ======
Exercisable at December 31, 1998..........................   6,435,679        $17.23
                                                            ==========        ======
Exercisable at December 31, 1997..........................   9,488,214        $14.07
                                                            ==========        ======
Exercisable at December 31, 1996..........................   1,055,435        $11.01
                                                            ==========        ======

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                ------------------------------------------   -----------------------
                                 WEIGHTED-       WEIGHTED-                 WEIGHTED-
                  NUMBER          AVERAGE         AVERAGE      NUMBER       AVERAGE
   RANGE OF     OUTSTANDING      REMAINING       EXERCISE    EXERCISABLE   EXERCISE
EXERCISE PRICE  AT 12/31/98   CONTRACTUAL LIFE     PRICE     AT 12/31/98     PRICE
--------------  -----------   ----------------   ---------   -----------   ---------
$         9.41     104,018          1.1           $ 9.41        104,018     $ 9.41
  9.41 - 20.00   5,395,174          8.3            14.36      4,137,694      13.60
 20.00 - 30.00   4,517,232          5.1            25.70      2,092,580      23.87
 30.00 - 40.00   7,299,592          6.4            33.65        101,387      36.12
 40.00 - 50.00      62,500          5.6            41.53             --         --
-------------   ----------          ---           ------     ----------     ------
$ 9.41 - 50.00  17,378,516          6.6           $25.48      6,435,679     $17.23
=============   ==========          ===           ======     ==========     ======

     The Company's 1996 Incentive Plan reserves 12,000,000 shares of common stock for future awards of stock options, restricted stock and other stock based awards to officers and key employees of the Company.

                       SERVICE CORPORATION INTERNATIONAL

The Company's 1996 Non-qualified Incentive Plan reserves 4,000,000 shares of common stock for future awards of nonqualified stock options to employees who are not officers of the Company. Under the Company's 1995 Stock Plan for Non-Employee Directors, non-employee directors automatically receive yearly awards of restricted stock through the year 2000. Each award is for 3,000 shares of common stock and vests after one year of service.

     For the three years ended December 31, 1998, 30,000, 73,000, and 49,600 shares of restricted stock were awarded at average fair values of $40.88, $33.35 and $25.76, respectively.

     The Board of Directors has adopted a preferred share purchase rights plan and has declared a dividend of one preferred share purchase right for each share of common stock outstanding. The rights become exercisable in the event of certain attempts to acquire 20% or more of the common stock of the Company and entitle the rights holders to purchase certain securities of the Company or the acquiring company. The rights, which are redeemable by the Company for $.01 per right, expire in July 2008 unless extended.

     If the Company had elected to recognize compensation cost for its option plans based on the fair value at the grant dates for awards under those plans, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Net income:
  As reported......................................  $342,142    $333,750    $265,298
  Pro forma........................................   318,057     315,733     252,929
Basic earnings per share:
  As reported......................................  $   1.34    $   1.36    $   1.13
  Pro forma........................................      1.24        1.30        1.07
Diluted earnings per share:
  As reported......................................  $   1.31    $   1.31    $   1.08
  Pro forma........................................      1.22        1.25        1.03

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: dividend yield of 1%, 1%, and 1%, expected volatility of 28.3%, 26.6% and 25.3%, a risk free interest rate of 5.5%, 6.5% and 6.8%; and an expected holding period of 7, 8, and 9 years.

NOTE FOURTEEN

RETIREMENT PLANS

     The Company has a defined benefit pension plan covering substantially all United States employees, a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for non-employee directors (Directors' Plan).

     For the United States noncontributory pension plan, retirement benefits are generally based on years of service and compensation. The Company annually contributes to the pension plan an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments, and marketable equity securities. The marketable equity securities include shares of Company common stock with a value of $12,575 and $12,141 at December 31, 1998 and 1997, respectively ($4,956 at March 12, 1999).

                       SERVICE CORPORATION INTERNATIONAL

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the pension plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors' Plan will provide an annual benefit to directors following their retirement, based on a vesting schedule. The Company purchased various life insurance policies on the participants in the SERP, Senior SERP and Directors' Plan with the intent to use the proceeds or any cash value buildup from such policies to assist in funding, at least to the extent of such assets, the plans' funding requirements. The funding status of the SERP, Senior SERP, and Directors' Plan requires the Company to recognize an additional liability in accordance with FAS No. 87, "Employers' Accounting for Pensions." At December 31, 1998 and 1997, the additional minimum liability was $14,513 and $14,101, respectively.

     The Company's United Kingdom operation has a defined benefit pension plan. The Company and employees contribute to the plan consistent with United Kingdom funding requirements. Most other foreign employees are covered by various foreign government mandated or defined contribution plans which are adequately funded and are not considered material to the financial condition or results of operations of the Company. The plans' liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

     The Company adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," during 1998. FAS No. 132 supersedes the disclosure requirements in FAS No. 87. All prior periods presented have been restated to conform to this new standard.

     The components of net periodic benefit cost were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1998      1997       1996
                                                        --------   -------   --------
Service cost -- benefits earned during the period.....  $ 12,889   $ 9,806   $  8,550
Interest cost on projected benefit obligation.........    10,732    10,033      9,400
Return on plan assets.................................   (10,866)   (7,991)   (13,341)
Net amortization and deferral of gain.................     1,280     1,708      9,747
                                                        --------   -------   --------
                                                        $ 14,035   $13,556   $ 14,356
                                                        ========   =======   ========

                       SERVICE CORPORATION INTERNATIONAL

     The Plans' funded status were as follows (funded plan based on valuations as of September 30):

                                                           DECEMBER 31,
                                           ---------------------------------------------
                                                   1998                    1997
                                           ---------------------   ---------------------
                                            FUNDED    NON-FUNDED    FUNDED    NON-FUNDED
                                             PLAN       PLANS        PLAN       PLANS
                                           --------   ----------   --------   ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year...................................  $101,293    $ 39,840    $ 96,575    $ 40,281
Service cost.............................    11,984         905       6,593       1,015
Interest cost............................     7,889       2,843       5,477       2,731
Plan amendments..........................        --          --          --        (930)
Actuarial (gain) loss....................     3,659       2,055         739      (1,262)
Benefits paid............................   (12,366)     (2,135)     (8,091)     (1,995)
                                           --------    --------    --------    --------
Benefit obligation at end of year........  $112,459    $ 43,508    $101,293    $ 39,840
                                           ========    ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year...................................  $125,166    $     --    $103,435    $     --
Actual return on plan assets.............      (488)         --      22,121          --
Employer contributions...................        80       2,135       7,701       1,995
Benefits paid............................   (12,366)     (2,135)     (8,091)     (1,995)
                                           --------    --------    --------    --------
Fair value of plan assets at end of
  year...................................  $112,392    $     --    $125,166    $     --
                                           ========    ========    ========    ========

Funded status of plan....................  $    (67)   $(43,508)   $ 23,873    $(39,840)
Fourth quarter contributions.............     8,873          --          --          --
Unrecognized actuarial (gain) loss.......     8,940       7,695      (5,539)      5,823
Unrecognized prior service cost..........    (1,314)      6,907      (1,674)      8,364
                                           --------    --------    --------    --------
Prepaid (accrued) benefit cost...........  $ 16,432    $(28,906)   $ 16,660    $(25,653)
                                           ========    ========    ========    ========

     The plans' weighted-average assumptions were as follows:

                                                       1998                  1997
                                                -------------------   -------------------
                                                FUNDED   NON-FUNDED   FUNDED   NON-FUNDED
                                                 PLAN      PLANS       PLAN      PLANS
                                                ------   ----------   ------   ----------
Discount rate used to determine obligations...   6.75%      6.75%      7.25%      7.25%
Assumed rate of compensation increase.........    5.5        5.5        5.5        5.5
Assumed rate of return on plan assets.........    9.0         --        9.0         --

NOTE FIFTEEN

SEGMENT REPORTING

     The Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. FAS No. 131 establishes standards for reporting information about operating segments and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision making group. This group is comprised of senior management who are responsible for the allocation of resources and assessment of operating performance.

     Because the Company's operations are product based and geographically based, the Company's primary reportable operating segments presented below are based on products or services and include funeral, cemetery, and insurance operations. The Company's geographic segments include North America, France,

                       SERVICE CORPORATION INTERNATIONAL
other Europe and other Foreign. The Company conducts funeral operations in all geographical regions, cemetery operations in all regions, except France, and financial services operations in North America and France. See Note Two.

     The Company's reportable segment information was as follows:

                                                                             REPORTABLE
                                       FUNERAL      CEMETERY    INSURANCE     SEGMENTS
                                      ----------   ----------   ----------   -----------
Revenues from external customers:
  1998..............................  $1,829,136   $  846,601   $  178,773   $ 2,854,510
  1997..............................   1,720,291      724,862       74,175     2,519,328
  1996..............................   1,656,736      612,421       67,799     2,336,956
Depreciation and amortization:
  1998..............................  $  152,396   $   28,584   $    4,947   $   185,927
  1997..............................     123,652       21,611        3,707       148,970
  1996..............................     100,228       18,601        3,468       122,297
Income from operations:
  1998..............................  $  384,607   $  306,161   $   18,561   $   709,329
  1997..............................     401,371      271,897        6,712       679,980
  1996..............................     374,190      214,721        6,651       595,562
Total assets:
  1998..............................  $6,944,480   $4,012,685   $1,750,840   $12,708,005
  1997..............................   6,124,463    3,309,431      637,312    10,071,206
  1996..............................   5,379,608    2,638,775      676,646     8,695,029
Capital expenditures:
  1998..............................  $  590,065   $  369,212   $    2,029   $   961,306
  1997..............................     487,802      404,100          592       892,494
  1996..............................     398,806      268,039          281       667,126
Operating locations at year end (unaudited):
  1998..............................       3,578          488           --         4,066
  1997..............................       3,244          441           --         3,685
  1996..............................       2,987          390           --         3,377

                       SERVICE CORPORATION INTERNATIONAL

     The following table reconciles certain reportable segment amounts to the Company's corresponding consolidated amounts:

                                        REPORTABLE
                                         SEGMENTS     PROVIDENT   CORPORATE   CONSOLIDATED
                                        -----------   ---------   ---------   ------------
Revenues from external customers:
  1998................................  $ 2,854,510   $ 20,580    $     --    $ 2,875,090
  1997................................    2,519,328     16,537          --      2,535,865
  1996................................    2,336,956     18,386          --      2,355,342
Depreciation and amortization:
  1998................................  $   185,927   $      7    $ 16,343    $   202,277
  1997................................      148,970          5       8,575        157,550
  1996................................      122,297          9       7,513        129,819
Total assets:
  1998................................  $12,708,005   $271,448    $286,705    $13,266,158
  1997................................   10,071,206    200,562     243,162     10,514,930
  1996................................    8,695,029    148,193     177,556      9,020,778
Capital expenditures (1):
  1998................................  $   961,306   $    180    $ 21,253    $   982,739
  1997................................      892,494          2      14,698        907,194
  1996................................      667,126         --      11,582        678,708

---------------

(1) Consolidated capital expenditures include $729,515, $676,662 and $485,556 for the three years ended December 31, 1998, respectively, for purchases of property, plant and equipment, cemetery property, and names and reputations of acquired businesses.

     The following table reconciles reportable segment income from operations shown above to the Company's consolidated income before income taxes and extraordinary loss:

                                                        1998        1997       1996
                                                      ---------   --------   --------
Income from operations:
  Reportable segments...............................  $ 709,329   $679,980   $595,562
  Provident income from operations..................      9,441      7,632      8,890
  General and administrative expenses...............    (66,839)   (66,781)   (63,215)
                                                      ---------   --------   --------
Consolidated income from operations.................    651,931    620,831    541,237
  Interest expense..................................   (177,053)  (136,720)  (138,557)
  Dividends on preferred securities of SCI Finance
     LLC............................................         --     (4,382)   (10,781)
  Other income......................................     43,649    100,244     21,982
                                                      ---------   --------   --------
Income before income taxes and extraordinary loss...  $ 518,527   $579,973   $413,881
                                                      =========   ========   ========

                       SERVICE CORPORATION INTERNATIONAL

     The Company geographic segment information was as follows:

                                NORTH                   OTHER       OTHER
                               AMERICA      FRANCE      EUROPE     FOREIGN      TOTAL
                              ----------   --------   ----------   --------   ----------
Revenues from external
  customers:
  1998......................  $1,877,294   $621,359   $  266,678   $109,759   $2,875,090
  1997......................   1,658,398    554,648      225,087     97,732    2,535,865
  1996......................   1,468,936    600,341      184,943    101,122    2,355,342
Income from operations:
  1998......................  $  517,560   $ 71,499   $   35,666   $ 27,206   $  651,931
  1997......................     490,430     55,332       46,371     28,698      620,831
  1996......................     419,004     54,305       34,973     32,955      541,237
Long-lived assets:
  1998......................  $4,846,151   $497,477   $1,060,405   $421,485   $6,825,518
  1997......................   3,979,614    440,744      902,554    196,656    5,519,568
  1996......................   3,229,800    450,864      874,868    181,006    4,736,538
Operating locations at year end
  (unaudited):
  1998......................       1,843      1,214          840        169        4,066
  1997......................       1,720      1,101          712        152        3,685
  1996......................       1,551      1,056          631        139        3,377

     Included in the North American figures above are the following United States amounts:

                                                      1998         1997         1996
                                                   ----------   ----------   ----------
Revenues from external customers.................  $1,799,796   $1,586,910   $1,407,296
Income from operations...........................     500,865      468,822      400,924
Long-lived assets................................   4,513,827    3,664,194    3,045,544
Operating locations at year end (unaudited)......       1,686        1,574        1,441

                       SERVICE CORPORATION INTERNATIONAL

NOTE SIXTEEN

SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts was as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Cash and cash equivalents:
  Cash......................................................  $   80,782   $   41,264
  Commercial paper and temporary investments................     277,428        5,613
                                                              ----------   ----------
                                                              $  358,210   $   46,877
                                                              ==========   ==========
Receivables and allowances:
  Current:
     Trade accounts.........................................  $  336,213   $  312,931
     Cemetery contracts.....................................     225,449      269,503
     Loans and other........................................     101,444       80,109
                                                              ----------   ----------
                                                                 663,106      662,543
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      53,292       52,597
     Unearned finance charges...............................      44,262       52,465
                                                              ----------   ----------
                                                                  97,554      105,062
                                                              ----------   ----------
                                                              $  565,552   $  557,481
                                                              ==========   ==========
  Long-term:
     Cemetery contracts.....................................  $  534,801   $  387,566
     Trusted cemetery merchandise sales.....................     613,917      486,139
     Loans and other........................................     360,776      207,687
                                                              ----------   ----------
                                                               1,509,494    1,081,392
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      38,707       35,964
     Unearned finance charges...............................      62,711       64,307
                                                              ----------   ----------
                                                                 101,418      100,271
                                                              ----------   ----------
                                                              $1,408,076   $  981,121
                                                              ==========   ==========

                       SERVICE CORPORATION INTERNATIONAL

     Interest rates on cemetery contracts and loans and other notes receivable range from 3.2% to 15.7% at December 31, 1998 (1.5% to 19.0% at December 31,
1997). Included in long-term loans and other notes receivable at December 31, 1998, are $15,054 in notes with officers and employees of the Company ($16,049 at December 31, 1997), the majority of which are collateralized by real estate, and $28,323 in notes with other related parties ($24,095 at December 31, 1997).

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Cemetery property:
  Undeveloped land..........................................  $1,512,198   $1,234,321
  Developed land, lawn crypts and mausoleums................     523,699      402,538
                                                              ----------   ----------
                                                              $2,035,897   $1,636,859
                                                              ----------   ----------
Property, plant and equipment:
  Land......................................................  $  441,897   $  422,877
  Buildings and improvements................................   1,304,426    1,152,235
  Operating equipment.......................................     514,865      413,108
  Leasehold improvements....................................      52,613       46,853
                                                              ----------   ----------
                                                               2,313,801    2,035,073
                                                              ----------   ----------
  Less: accumulated depreciation............................    (488,822)    (390,936)
                                                              ----------   ----------
                                                              $1,824,979   $1,644,137
                                                              ==========   ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $  111,518   $   74,874
  Dividends.................................................      24,333       18,975
  Payroll...................................................      75,085       70,957
  Interest..................................................      44,414       31,665
  Insurance.................................................      70,432       41,799
  Bank overdraft............................................      19,759       29,977
  Other.....................................................     106,813      157,384
                                                              ----------   ----------
                                                              $  452,354   $  425,631
                                                              ==========   ==========

NON-CASH TRANSACTIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1998       1997      1996
                                                               -------   --------   -------
Common stock issued under restricted stock plans............   $ 1,196   $  2,405   $ 1,278
Minimum liability under retirement plans....................      (535)    (4,097)   (2,235)
Debenture conversions to common stock.......................     2,594      6,417     1,240
Common stock issued in acquisitions.........................    97,124     83,173    15,823
Debt issued in acquisitions.................................    28,560     21,325    26,467
Conversion of preferred securities of SCI Finance LLC.......        --    167,911        --

                       SERVICE CORPORATION INTERNATIONAL

NOTE SEVENTEEN

EARNINGS PER SHARE

     The basic and diluted per share computations for income before extraordinary item were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1998          1997          1996
                                                       -----------   -----------   -----------
                                                        (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (numerator):
  Income before extraordinary item -- basic..........   $342,142      $374,552      $265,298
  After tax interest on convertible debentures.......      1,368         4,611         8,031
                                                        --------      --------      --------
  Income before extraordinary item -- diluted........   $343,510      $379,163      $273,329
                                                        ========      ========      ========
Shares (denominator):
  Shares -- basic....................................    256,271       245,470       235,299
     Stock options and warrants......................      4,290         4,827         3,919
     Convertible debentures..........................      1,959         2,212         2,187
     Convertible preferred securities of SCI Finance
       LLC...........................................         --         5,272        11,465
                                                        --------      --------      --------
  Shares -- diluted..................................    262,520       257,781       252,870
                                                        ========      ========      ========
Earnings per share before extraordinary item:
  Basic..............................................   $   1.34      $   1.53      $   1.13
  Diluted............................................   $   1.31      $   1.47      $   1.08

NOTE EIGHTEEN

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST*     SECOND     THIRD      FOURTH       YEAR
                                         --------   --------   --------   --------   ----------
Revenues:
  1998.................................  $698,844   $690,230   $712,520   $773,496   $2,875,090
  1997.................................   652,690    616,329    600,995    665,851    2,535,865
Gross profit:
  1998.................................   216,128    187,690    173,706    141,246      718,770
  1997.................................   188,152    163,183    151,772    184,505      687,612
Net income:
  1998.................................   108,786     90,948     83,213     59,195      342,142
  1997.................................    90,345     78,801     72,724     91,880      333,750
Basic earnings per share:
  1998.................................       .43        .36        .32        .23         1.34
  1997.................................       .38        .33        .29        .36         1.36
Diluted earnings per share:
  1998.................................       .42        .35        .32        .23         1.31
  1997.................................       .36        .31        .28        .36         1.31

---------------

* The quarter ended March 31, 1997 includes (1) a $68,100 gain ($42,000 after tax) on the sale of the Company's interest in ECI and (2) a $40,802 extraordinary loss (net of tax) on the early extinguishment of debt.

                       SERVICE CORPORATION INTERNATIONAL

NOTE NINETEEN
SUBSEQUENT EVENTS

     In January 1999, a wholly-owned subsidiary of the Company acquired ECI. The combination occurred through a stock-for-stock transaction in which ECI stockholders received 15,500,824 shares of Company common stock, and was accounted for under the purchase method of accounting.

     Since January 26, 1999, several lawsuits have been commenced on behalf of persons who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of the Company into ECI, (ii) purchased shares of Company common stock during certain specified class periods or (iii) owned employee stock options in ECI. As of March 24, 1999, 20 class action lawsuits that had been originally filed in federal district court in Houston, Texas had been consolidated into one action pending in that court, and one additional class action lawsuit that had been originally filed in the federal district court in Lufkin, Texas was still pending in that court. These lawsuits allege violations of federal securities laws and name as defendants the Company and certain of its officers and directors. As of the same date, two former state court lawsuits, one of which was a class action, naming the Company as defendant and alleging fraud and violations of Texas securities and common law had been removed to the federal district court in Lufkin. The lawsuits generally refer to the Company's January 26, 1999 public announcement that the Company's diluted earnings per share for the fourth quarter of 1998 and for the year ended December 31, 1998 would be lower than analyst expectations. The lawsuits seek, among other things, to recover unspecified damages. Since the litigation is in its very preliminary stages, no discovery has been taken, and the Company cannot quantify its ultimate liability, if any, for the payment of damages in these lawsuits. However, the Company believes that the allegations in the lawsuits do not provide a basis for the recovery of damages.

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1998

                                         BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE
                                         BEGINNING    COSTS AND       OTHER                      AT END OF
              DESCRIPTION                OF PERIOD     EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)    PERIOD
              -----------                ----------   ----------   -----------   -------------   ---------
                                                                    (THOUSANDS)
Current --
  Allowance for contract cancellations
     and doubtful accounts:
     Year ended December 31, 1998......   $52,597      $27,190       $2,327        $(28,822)      $53,292
     Year ended December 31, 1997......    45,155       23,400        5,333         (21,291)       52,597
     Year ended December 31, 1996......    34,147       14,187        6,638          (9,817)       45,155
Due After One Year --
  Allowance for contract cancellations
     and doubtful accounts:
     Year ended December 31, 1998......   $35,964      $ 3,650       $ (499)       $   (408)      $38,707
     Year ended December 31, 1997......    29,951        6,202        1,123          (1,312)       35,964
     Year ended December 31, 1996......    23,298        3,072        3,581              --        29,951
Deferred Tax Valuation Allowance:
     Year ended December 31, 1998......   $15,327      $(2,269)      $   --        $     --       $13,058
     Year ended December 31, 1997......     6,128        9,199           --              --        15,327
     Year ended December 31, 1996......     8,729       (2,601)          --              --         6,128

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", (ii) with respect to Items 11 and 13 under the captions "Certain Information with Respect to Officers and Directors", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders." The information as specified in the preceding sentence is incorporated herein by reference. Notwithstanding anything set forth in this Form 10-K, the information under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" in such Proxy Statement are not incorporated by reference into this Form 10-K.

     The information regarding the Company's executive officers called for by
Item 401 of Regulation S-K has been included in PART I of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)-(2) Financial Statements and Schedule:

     The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 26 of this report.

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index on pages 65-67 are filed as part of this report.

     (b) Reports on Form 8-K

     During the quarter ended December 31, 1998, the Company filed a Form 8-K dated December 11, 1998 reporting (i) under "Item 5. Other Events" certain information regarding a registration statement relating to a public offering of securities and (ii) under "Item 7. Financial Statements and Exhibits" certain exhibits, including underwriting agreements, relating to the aforementioned registration statement.

     (c) Included in (a) above.

     (d) Included in (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SERVICE CORPORATION INTERNATIONAL

                                          By:     /s/ JAMES M. SHELGER
                                            ------------------------------------
                                                     (James M. Shelger,
                                               Senior Vice President, General
                                                   Counsel and Secretary)

Dated: March 30, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

R. L. WALTRIP*                                          Chairman of the Board, Chief    March 30, 1999
-----------------------------------------------------  Executive Officer and President
(R. L. Waltrip)

GEORGE R. CHAMPAGNE*                                   Executive Vice President Chief   March 30, 1999
-----------------------------------------------------   Financial Officer (Principal
(George R. Champagne)                                        Financial Officer)

                 /s/ WESLEY T. MCRAE                    North American Controller of    March 30, 1999
-----------------------------------------------------   SCI Management Corporation, a
                  (Wesley T. McRae)                     subsidiary of the Registrant
                                                       (Principal Accounting Officer)

ANTHONY L. COELHO*                                                Director              March 30, 1999
-----------------------------------------------------
(Anthony L. Coelho)

JACK FINKELSTEIN*                                                 Director              March 30, 1999
-----------------------------------------------------
(Jack Finkelstein)

A. J. FOYT, JR.*                                                  Director              March 30, 1999
-----------------------------------------------------
(A. J. Foyt, Jr.)

JAMES H. GREER*                                                   Director              March 30, 1999
-----------------------------------------------------
(James H. Greer)

B. D. HUNTER*                                                     Director              March 30, 1999
-----------------------------------------------------
(B. D. Hunter)

JOHN W. MECOM, JR.*                                               Director              March 30, 1999
-----------------------------------------------------
(John W. Mecom, Jr.)

CLIFTON H. MORRIS, JR.*                                           Director              March 30, 1999
-----------------------------------------------------
(Clifton H. Morris, Jr.)

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

E. H. THORNTON, JR.*                                              Director              March 30, 1999
-----------------------------------------------------
(E. H. Thornton, Jr.)

W. BLAIR WALTRIP*                                                 Director              March 30, 1999
-----------------------------------------------------
(W. Blair Waltrip)

EDWARD E. WILLIAMS*                                               Director              March 30, 1999
-----------------------------------------------------
(Edward E. Williams)

*By  /s/ JAMES M. SHELGER
-----------------------------------------------------
(James M. Shelger, as Attorney-In-Fact
For each of the Persons indicated)

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------

           3.1           -- Restated Articles of Incorporation. (Incorporated by
                            reference to Exhibit 3.1 to Registration Statement No.
                            333-10867 on Form S-3).
           3.2           -- Articles of Amendment to Restated Articles of
                            Incorporation. (Incorporated by reference to Exhibit 3.1
                            to Form 10-Q for the fiscal quarter ended September 30,
                            1996).
           3.3           -- Statement of Resolution Establishing Series of Shares of
                            Series D Junior Participating Preferred Stock, dated July
                            27, 1998. (Incorporated by reference to Exhibit 3.2 to
                            Form 10-Q for the fiscal quarter ended June 30, 1998).
           3.4           -- Bylaws, as amended. (Incorporated by reference to Exhibit
                            3.7 to Form 10-K for the fiscal year ended December 31,
                            1991).
           4.1           -- Rights Agreement dated as of May 14, 1998 between the
                            Company and Harris Trust and Savings Bank. (Incorporated
                            by reference to Exhibit 99.1 to Form 8-K dated May 14,
                            1998).
          10.1           -- Retirement Plan For Non-Employee Directors. (Incorporated
                            by reference to Exhibit 10.1 to Form 10-K for the fiscal
                            year ended December 31, 1991).
          10.2           -- Agreement dated May 14, 1992 between the Company, R. L.
                            Waltrip and related parties relating to life insurance.
                            (Incorporated by reference to Exhibit 10.4 to Form 10-K
                            for the fiscal year ended December 31, 1992).
          10.3           -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and R.L. Waltrip.
          10.4           -- Non-Competition Agreement and Amendment to Employment
                            Agreement, dated November 11, 1991, among the Company, R.
                            L. Waltrip and Claire Waltrip. (Incorporated by reference
                            to Exhibit 10.9 to Form 10-K for the fiscal year ended
                            December 31, 1992).
          10.5           -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and L. William Heiligbrodt.
                            (Incorporated by reference to Exhibit 10.5 to Form 10-K
                            for the fiscal year ended December 31, 1997).
          10.6           -- Separation and Release Agreement, dated March 15, 1999, among the Company, SCI Executive Services, Inc. and L.
                            William Heiligbrodt.
          10.7           -- Independent Contractor/Consultative Agreement, dated
                            March 15, 1999, between SCI Management Corporation and L.
                            William Heiligbrodt.
          10.8           -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and W. Blair Waltrip.
                            (Incorporated by reference to Exhibit 10.6 to Form 10-K
                            for the fiscal year ended December 31, 1997).
          10.9           -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and Jerald L. Pullins.
                            (Incorporated by reference to Exhibit 10.1 to Form 10-Q
                            for the fiscal quarter ended June 30, 1998).
          10.10          -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and George R. Champagne.
          10.11          -- Form of Employment Agreement pertaining to officers
                            (other than the officers identified in the preceding
                            exhibits). (Incorporated by reference to Exhibit 10.9 to
                            Form 10-K for the fiscal year ended December 31, 1997).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.12          -- Form of 1986 Stock Option Plan. (Incorporated by
                            reference to Exhibit 10.21 to Form 10-K for the fiscal
                            year ended December 31, 1991).
          10.13          -- Amendment to 1986 Stock Option Plan, dated February 12,
                            1997. (Incorporated by reference to Exhibit 10.11 to Form
                            10-K for the fiscal year ended December 31, 1996).
          10.14          -- Amendment to 1986 Stock Option Plan, dated November 13,
                            1997. (Incorporated by reference to Exhibit 10.12 to Form
                            10-K for the fiscal year ended December 31, 1997).
          10.15          -- Amended 1987 Stock Plan. (Incorporated by reference to
                            Appendix A to Proxy Statement dated April 1, 1991).
          10.16          -- First Amendment to Amended 1987 Stock Plan. (Incorporated
                            by reference to Exhibit 10.23 to Form 10-K for the fiscal
                            year ended December 31, 1993).
          10.17          -- 1993 Long-Term Incentive Stock Option Plan. (Incorporated
                            by reference to Exhibit 4.12 to Registration Statement
                            No. 333-00179 on Form S-8).
          10.18          -- Amendment to 1993 Long-Term Incentive Stock Option Plan,
                            dated February 12, 1997. (Incorporated by reference to
                            Exhibit 10.15 to Form 10-K for the fiscal year ended
                            December 31, 1996).
          10.19          -- Amendment to 1993 Long-Term Incentive Stock Option Plan,
                            dated November 13, 1997. (Incorporated by reference to
                            Exhibit 10.17 to Form 10-K for the fiscal year ended
                            December 31, 1997).
          10.20          -- 1995 Incentive Equity Plan. (Incorporated by reference to
                            Annex B to Proxy Statement dated April 17, 1995).
          10.21          -- Amendment to 1995 Incentive Equity Plan, dated February
                            12, 1997. (Incorporated by reference to Exhibit 10.18 to
                            Form 10-K for the fiscal year ended December 31, 1996).
          10.22          -- Amendment to 1995 Incentive Equity Plan, dated November
                            13, 1997. (Incorporated by reference to Exhibit 10.21 to
                            Form 10-K for the fiscal year ended December 31, 1997).
          10.23          -- 1995 Stock Plan for Non-Employee Directors. (Incorporated
                            by reference to Annex A to Proxy Statement dated April
                            17, 1995).
          10.24          -- 1996 Incentive Plan. (Incorporated by reference to Annex
                            A to Proxy Statement dated April 15, 1996).
          10.25          -- Amendment to 1996 Incentive Plan, dated February 12,
                            1997. (Incorporated by reference to Exhibit 10.22 to Form
                            10-K for the fiscal year ended December 31, 1996).
          10.26          -- Amendment to 1996 Incentive Plan, dated November 13,
                            1997. (Incorporated by reference to Exhibit 10.25 to Form
                            10-K for the fiscal year ended December 31, 1997).
          10.27          -- Split Dollar Life Insurance Plan. (Incorporated by
                            reference to Exhibit 10.36 to Form 10-K for the fiscal
                            year ended December 31, 1995).
          10.28          -- Supplemental Executive Retirement Plan for Senior
                            Officers (as Amended and Restated Effective as of January
                            1, 1998).
          10.29          -- Deferred Compensation Plan. (Incorporated by reference to
                            Exhibit 10.31 to Form 10-K for the fiscal year ended
                            December 31, 1997).
          12.1           -- Ratio of Earnings to Fixed Charges.
          21.1           -- Subsidiaries of the Company.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          23.1           -- Consent of Independent Accountants
                            (PricewaterhouseCoopers LLP).
          24.1           -- Powers of Attorney.
          27             -- Financial Data Schedules.
          99.1           -- List of Pending Class Action Litigation.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.29.

     Pursuant to Item 601(b)(4) of Regulation S-K, there are not filed as exhibits to this report certain instruments with respect to long-term debt under which the total amount of securities authorized thereunder does not exceed 10 per cent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.