Form 10-Q
period 1999-03-31
SERVICE CORPORATION INTERNATIONAL
filed 1999-05-17
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

The number of shares outstanding of the registrant's common stock as of May 10, 1999 was 271,980,963 (excluding treasury shares).

                    SERVICE CORPORATION INTERNATIONAL



                               INDEX


                                                                         Page
Part I.  Financial Information

         Consolidated Statement of Income (Unaudited) -
            Three Months Ended March 31, 1999 and 1998                       3

         Consolidated Balance Sheet -
            March 31, 1999 (Unaudited) and December 31, 1998                 4

         Consolidated Statement of Cash Flows (Unaudited) -
            Three Months Ended March 31, 1999 and 1998                       5

         Consolidated Statement of Stockholders' Equity (Unaudited) -
            Three Months Ended March 31, 1999                                6

         Notes to Consolidated Financial Statements (Unaudited)         7 - 13

         Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  14 - 23


Part II. Other Information                                                  24

         Signature                                                          24


                        SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                   Three months ended March 31,
(In thousands, except per share amounts)            1999                 1998
--------------------------------------------------------------------------------

Revenues........................................ $ 904,056           $ 698,844
Costs and expenses..............................  (685,185)           (482,716)
                                                 ---------           ---------
Gross profit....................................   218,871             216,128

General and administrative expenses.............   (19,710)            (17,008)
Restructuring charge............................   (89,884)               -
                                                 ---------           ---------
Income from operations..........................   109,277             199,120

Interest expense................................   (57,448)            (37,710)
Other income....................................    14,588               6,651
                                                 ---------           ---------
                                                   (42,860)            (31,059)
                                                 ---------           ---------
Income before income taxes and
  extraordinary gain............................    66,417             168,061
Provision for income taxes......................   (24,534)            (59,275)
                                                 ---------           ---------

Income before extraordinary gain................    41,883             108,786
Extraordinary gain on early extinguishments
  of debt (net of income taxes of $1,071).......     1,885                -
                                                 ---------           ---------

Net income                                       $  43,768           $ 108,786
                                                 =========           =========

Earnings per share:
  Basic:
   Income before extraordinary gain............. $     .15           $     .43
   Extraordinary gain on early extinguishments
    of debt.....................................       .01                -
                                                 ---------           ---------
   Net income................................... $     .16           $     .43
                                                 =========           =========
  Diluted:
   Income before extraordinary gain............. $     .15           $     .42
   Extraordinary gain on early extinguishments
    of debt.....................................       .01                -
                                                 ---------           ---------
   Net income................................... $     .16           $     .42
                                                 =========           =========

Dividends per share............................. $     .09           $     .09
                                                 =========           =========

Basic weighted average number of shares.........   272,990             254,635
                                                 =========           =========
Diluted weighted average number of shares.......   275,442             261,768
                                                 =========           =========

(See notes to consolidated financial statements)


                     SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED BALANCE SHEET

                                                    March 31,
                                                     1999         December 31,
(Dollars in thousands, except share amounts)      (Unaudited)         1998
_______________________________________________________________________________

Assets
Current assets:
   Cash and cash equivalents...................... $   181,684   $   358,210
   Receivables, net of allowances.................     605,314       565,552
   Inventories....................................     207,242       189,070
   Other .........................................      89,458        96,248
                                                   -----------    ----------
       Total current assets.......................   1,083,698     1,209,080
                                                   -----------    ----------

Investments - insurance subsidiaries..............   1,273,154     1,234,678
Prearranged funeral contracts ....................   3,020,594     2,588,806
Long-term receivables, net of allowances .........   1,543,440     1,408,076
Cemetery property, at cost........................   2,165,787     2,035,897
Property, plant and equipment, at cost (net)......   1,964,615     1,824,979
Deferred charges and other assets.................   1,231,651     1,151,430
Names and reputations (net).......................   2,453,578     1,813,212
                                                   -----------    ----------
                                                   $14,736,517   $13,266,158
                                                   ===========   ===========
Liabilities & Stockholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities..... $   616,341   $   452,354
     Current maturities of long-term debt.........      93,750        96,067
     Income taxes ................................      83,818        81,904
                                                   -----------   -----------
       Total current liabilities..................     793,909       630,325
                                                   -----------   -----------

Long-term debt....................................   4,049,215     3,764,590
Reserves and annuity benefits -
 insurance subsidiaries...........................   1,191,699     1,207,169
Deferred prearranged funeral contract revenues  ..   3,255,373     2,819,794
Deferred income taxes.............................     842,841       797,086
Other liabilities ................................     919,508       893,092
Stockholders' equity:
    Common  stock,  $1 per  share par  value,
     500,000,000  shares  authorized, 271,968,548
     and 259,201,104, issued and outstanding
     (net of 2,856,658 and 68,373 treasury shares).    271,969       259,201
     Capital in excess of par value................  2,154,928     1,646,765
     Retained earnings.............................  1,252,046     1,232,758
     Accumulated other comprehensive income........      5,029        15,378
                                                   -----------   -----------
       Total stockholders' equity..................  3,683,972     3,154,102
                                                   -----------   -----------
                                                   $14,736,517   $13,266,158
                                                   ===========   ===========

(See notes to consolidated financial statements)

                      SERVICE CORPORATION INTERNATIONAL
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                 Three months ended March 31,
(Dollars in thousands)                             1999              1998
_______________________________________________________________________________

Cash flows from operating activities:
Net income......................................... $  43,768      $ 108,786
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization.................    55,904         42,853
     Provision for deferred income taxes...........     6,802         10,708
     Restructuring charge..........................    89,884           -
     Extraordinary gain on early extinguishments
      of debt, net of income taxes.................    (1,885)          -
     Gains from dispositions (net).................   (10,641)        (2,117)
     Realized gains on sale of investments.........    (1,728)          -
     Change in assets and liabilities, net of
      effects from acquisitions:
       Increase in receivables.....................   (86,940)       (64,812)
       Decrease (increase)  in other assets........    26,021        (14,912)
       Increase in payables and other liabilities .    45,068         57,906
       Other.......................................      (889)         1,219
                                                    ---------      ---------
Net cash provided by operating activities .........   165,364        139,631
                                                    ---------      ---------

Cash flows from investing activities:
     Capital expenditures..........................   (57,718)       (56,465)
     Net affect of prearranged funeral production
      and maturities...............................   (28,074)        16,718
     Purchases of securities -
      insurance subsidiaries.......................  (676,287)      (245,244)
     Sales of securities - insurance subsidiaries..   570,969        244,687
     Proceeds from sales of property and equipment.    16,282          5,135
     Acquisitions, net of cash acquired............   (24,344)       (55,608)
     Loans issued by lending subsidiary............   (23,125)       (23,837)
     Principal payments received on loans issued
      by lending subsidiary........................     5,807          4,296
     Other.........................................    (1,298)         5,516
                                                    ---------      ---------
Net cash used in investing activities..............  (217,788)      (104,802)
                                                    ---------      ---------

Cash flows from financing activities:
     Increase (decrease) in borrowings under
      revolving credit agreements..................   489,337       (284,031)
     Proceeds from issuance of long-term debt......      -           500,000
     Payments of long-term debt....................  (186,160)       (27,021)
     Early extinguishments of long-term debt.......  (365,936)          -
     Repurchase of common stock....................   (45,669)          -
     Dividends paid................................   (23,331)       (18,795)
     Bank overdrafts and other.....................     7,657        (10,272)
                                                    ---------      ---------
Net cash (used in) provided by financing activities  (124,102)       159,881
                                                    ---------      ---------
Net (decrease) increase in cash and
 cash equivalents..................................  (176,526)       194,710
Cash and cash equivalents at beginning of period...   358,210         46,877
                                                    ---------      ---------
Cash and cash equivalents at
 March 31, 1999 and 1998........................... $ 181,684      $ 241,587
                                                    =========      =========


(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                          Accumulated
                                 Capital in                  other
                       Common      excess      Retained  comprehensive
                       stock    of par value   earnings     income       Total
________________________________________________________________________________
(Dollars in thousands)

Balance at
 December 31, 1998....$259,201   $1,646,765   $1,232,758   $15,378   $3,154,102

 Comprehensive income:
  Net income..........                            43,768                 43,768

 Other comprehensive
  income (loss):
   Foreign currency
    translation.......                                                      337
   Unrealized loss
    on securities.....                                                  (10,686)
                                                                     ----------
 Total other
  comprehensive
  income (loss).......                                      (10,349)    (10,349)
                                                                     ----------
 Comprehensive income.                                                   33,419

Common stock issued:
 Acquisitions.........  15,505      550,325                             565,830
 Stock option
  exercises and stock
  grants..............     104          415                                 519
 Debenture conversions      16          235                                 251

 Repurchase of common
  stock...............  (2,857)     (42,812)                            (45,669)

 Dividends on
  common stock........                            (24,480)              (24,480)
                      --------    ----------   ----------  --------  ----------

Balance at
 March 31, 1999.......$271,969    $2,154,928   $1,252,046  $  5,029  $3,683,972
                      ========    ==========   ==========  ========  ==========


(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


1.  Nature of Operations
The Company is the largest provider of death care services in the world. At March 31, 1999, the Company operated 3,812 funeral service locations, 515 cemeteries and 199 crematoria located in 20 countries on five continents.
     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries contain crematoria. There are 167 combination locations that contain a funeral service location within a Company owned cemetery.
     The financial services division represents a combination of the Company's prearranged funeral and cemetery trust administration, investment management, life insurance operations, and the lending activities of Provident Services, Inc. ("Provident"), which provides capital financing for independent funeral home and cemetery operations.

2.   Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements for the three months ended March 31, 1999 and 1998 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1998 and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition or cash flows.

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

3.   Acquisitions
In January 1999, a wholly owned subsidiary of the Company merged with Equity Corporation International ("ECI") in a stock-for-stock transaction in which ECI shareholders received 15,500,824 shares of Company common stock valued at approximately $557,000 and approximately 1,200,000 options to purchase Company common stock valued at approximately $8,628. At the time of the merger, ECI owned 359 funeral service locations and 80 cemeteries in North America.
     Exclusive of the merger with ECI, the Company acquired 29 funeral service locations, 6 cemeteries and 2 crematoria during the three months ended March 31, 1999 for an aggregate purchase price of approximately $49,400 (The Company acquired 45 funeral service locations and 7 cemeteries during the three months ended March 31, 1998 for an aggregate purchase price of approximately $68,600). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued debt. All acquisitions have been accounted for under the purchase method of accounting, therefore, the operating results of all of these acquisitions have been included since their respective dates of acquisitions.

     The effect of acquisitions, net of cash acquired, on the consolidated balance sheet at March 31, was as follows:

                                                1999                     1998
________________________________________________________________________________

Current assets................................... $  94,030           $ (3,622)
Prearranged funeral contracts....................   307,468               (216)
Long-term receivables............................    42,810              5,083
Cemetery property................................   136,763             33,499
Property, plant and equipment....................   147,600             10,679
Deferred charges and other assets................    28,749              2,945
Names and reputations............................   662,629             34,098
Current liabilities..............................   (93,950)               205
Long-term debt...................................  (346,729)           (13,258)
Deferred prearranged funeral contract revenues...  (315,536)            (7,536)
Deferred income taxes and other liabilities......   (73,660)               230
Stockholders' equity.............................  (565,830)            (6,499)
                                                  ---------           --------
  Cash used for acquisitions..................... $  24,344           $ 55,608
                                                  =========           ========

4.   Prearranged Funeral Activities
The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance policies.
     Unperformed price guaranteed prearranged funeral contracts not funded through Company owned insurance subsidiaries are included in the consolidated balance sheet as "Prearranged funeral contracts." This balance represents amounts due from trust funds, customer receivables, or third party insurance companies. A corresponding credit is recorded to "Deferred prearranged funeral contract revenues." Amounts paid by a customer under a prearranged funeral contract are recognized in funeral revenue at the time the funeral service is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues and are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearrangements are included in "Deferred charges and other assets". These obtaining costs include sales commissions and certain other direct costs which are deferred and amortized over a period representing the actuarially determined life of the prearranged contracts.

     Prearranged funeral contracts may also be funded by insurance policies written by the Company's wholly-owned insurance subsidiaries. These insurance subsidiaries follow generally accepted accounting principles for life insurance companies. Policy acquisition costs are deferred as "Deferred charges and other assets" and amortized as prescribed by generally accepted accounting principles for life insurance companies.
     The total value of unperformed prearranged funeral revenues includes prearranged funeral contracts that are trust funded or to be funded by third party insurance companies ("Deferred prearranged funeral contract revenues") or by the Company's insurance subsidiaries. The total value represents the original contract values plus any accumulated trust fund earnings or increasing insurance benefits. The amount funded through the Company's insurance subsidiaries is the original contract amount plus increasing insurance benefits. This amount differs from the "Reserves and annuity benefits - insurance subsidiaries" amount in the accompanying consolidated balance sheet in that "Reserves and annuity benefits - insurance subsidiaries" is an actuarially determined amount relating to SCI and non-SCI business. As of March 31, 1999 and December 31, 1998, unperformed prearranged funeral contracts are composed of the following:

                                    March 31, 1999            December 31, 1998
                                    --------------            -----------------

Deferred prearranged funeral
 contract revenues                    $3,255,373                 $2,819,794
Contracts funded by Company
 insurance subsidiaries                  939,907                    932,056
                                      ----------                 ----------
Total value of unperformed
funeral contracts                     $4,195,280                 $3,751,850
                                      ==========                 ==========


The majority of the increase from December 31, 1998 relates to acquisitions (see note 3).

5.   Debt
Debt at March 31, 1999 and December 31, 1998, was as follows:

                                                March 31,           December 31,
                                                  1999                 1998
                                               -----------          ------------

 Bank revolving credit agreements and
  commercial paper..........................    $1,064,296          $  650,596
 6.375% notes due in 2000...................       150,000             150,000
 6.75% notes due in 2001....................       150,000             150,000
 8.72% amortizing notes due in 2002.........        99,950             114,259
 8.375% notes due in 2004...................        51,840              51,840
 7.375% notes due in 2004...................       250,000             250,000
 6.0% notes due in 2005.....................       600,000             600,000
 7.2% notes due in 2006.....................       150,000             150,000
 6.875% notes due in 2007...................       150,000             150,000
 6.5% notes due in 2008.....................       200,000             200,000
 7.7% notes due in 2009.....................       200,000             200,000
 6.95% amortizing notes due in 2010.........        54,926              55,691
 Floating rate notes due in 2011
  (putable in 1999).........................         -                 200,000
 7.875% debentures due in 2013..............        55,627              55,627
 7.0% notes due in 2015 (putable in 2002)...       300,000             300,000
 6.3% notes due in 2020 (putable in 2003)...       300,000             300,000
 Medium term notes, maturities through 2019,
  fixed average interest rate of 9.32%......        35,720              35,720
 Convertible debentures, interest rates
  range from 4.75% - 5.5%, due through 2008,
  conversion price ranges from
  $11.25 - $50.00...........................        50,975              49,979
 Mortgage notes and other notes payable -
  maturities through 2015 ..................       303,892             216,833
 Deferred loan costs........................       (24,261)            (19,888)
                                                ----------          ----------
 Total debt.................................     4,142,965           3,860,657
  Less current maturities...................       (93,750)            (96,067)
                                                ----------          ----------
 Total long-term debt.......................    $4,049,215          $3,764,590
                                                ==========          ==========

The Company's primary revolving credit agreements provide for borrowings up to $1,800,000 and consist of three committed tranches - two 364-day facilities and a 5-year, multi-currency tranche. These facilities are primarily used to support commercial paper issuance and for general corporate needs, including the Company's ongoing acquisition program.
   One 364-day tranche allows for borrowings up to $300,000. This facility expires June 25, 1999, but has provisions to be extended for additional 364-day terms. At the end of any term, the outstanding balance may be converted into a two-year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, a facility fee of 0.08% is paid quarterly on the total commitment amount.
   A second 364-day tranche allows for borrowings up to $800,000 and expires November 2, 1999. A facility fee of 0.09% is paid quarterly on the total commitment amount. Interest rates on this facility are based on various indices as determined by the Company.
   The 5-year tranche allows for borrowings up to $700,000, including $500,000 in various foreign currencies. This facility expires June 27, 2002. Interest rates on this facility are based on various indices as determined by the Company. In addition, a facility fee is paid quarterly on the total commitment amount. The facility fee, which ranges from 0.07 to 0.15%, is based on the Company's senior debt ratings and is currently set at 0.08%. At March 31, 1999, approximately $245,479 of revolving borrowings was outstanding under this facility with a weighted average interest rate of 5.02% ($217,345 at December 31, 1998 with a weighted average interest rate of 5.65%).
   As of March 31, 1999, $818,817 of commercial paper was outstanding, backed by the above facilities, with a weighted average interest rate of 5.33% ($433,251 at December 31, 1998 with a weighted average interest rate of 6.68%).
   The credit facilities described above have financial compliance provisions that contain certain restrictions on levels of net worth, debt, liens, and guarantees. The commercial paper borrowings and revolving notes generally have maturities ranging from 1 to 180 days. Since it is the Company's intent to refinance borrowings under these facilities with long-term debt or equity, the Company has classified such borrowings as long-term debt.
   In March 1999, the Company repurchased two issues of debt. On March 26, the Company repurchased the $200,000 floating-rate notes, which were originally due April 2011. These notes were to be remarketed in April 1999 as fixed-rate notes. The Company chose to refinance with commercial paper to maintain floating-rate exposure. The purchase price was $200,000 and a premium of approximately $22,186, plus accrued interest, resulted in an extraordinary after tax loss of $14,148. On March 31, the Company repurchased the $143,750
ECI convertible debentures, which were originally due December 2004. This repurchase was effected by a change-of-control clause allowing the holders to put the bonds back to the Company as a result of the merger with ECI. The purchase price was $143,750 plus accrued interest and resulted in an extraordinary gain of $25,141 ($16,033 net of tax) relating to the unamortized premium reflecting the market valuation of the debentures at the date ECI merged with the Company. These debentures were also refinanced with commercial paper.

6. Derivatives
The Company enters into derivative transactions primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings to manage its mix of fixed and floating rate debt and to substantially hedge the Company's net investments in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of creditworthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.
    At March 31, 1999, the Company's consolidated debt totaled $4,142,965 ($3,860,657 at December 31, 1998) at a weighted average rate of 6.46% (6.77% at December 31, 1998), excluding $228,962 of Provident debt. After giving consideration to the interest rate and cross-currency interest rate swaps, the weighted average rate of debt was 5.87%, (6.16% at December 31, 1998), excluding Provident debt.

    Together, the Company's debt and derivative instruments consisted of approximately 71% of fixed interest rate debt at a weighted average rate of 6.17% and approximately 29% of floating interest rate debt at a weighted average rate of 5.14%. Approximately $1,980,056 of the Company's indebtedness was foreign-denominated after inclusion of the derivative instruments.
    The net fair value of the Company's various swap agreements at March 31, 1999, was an asset of $123,893 ($97,944 at December 31, 1998).
Fair values were obtained from the counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions.

7.  Ratio of Earnings to Fixed Charges

                                                    Three months
                                                   ended March 31,
                                               1999             1998
                                               ---------------------

                                               1.95             4.69

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary gain; (1) less undistributed income of equity investees which are less than 50% owned, (2) plus the minority interest of majority-owned subsidiaries with fixed charges and (3) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The decrease in the Company's ratio of earnings to fixed charges in 1999 is primarily due to the $89,884 pre-tax restructuring charge recorded during the first quarter of 1999 (see note 10).

8.   Segment Reporting
The Company's operations are service based and geographically based. The Company's primary reportable operating segments presented below are based on services and include funeral, cemetery, and insurance operations. The Company's geographic segments include North America, France, other Europe and other Foreign. The Company conducts funeral operations in all geographical regions, cemetery operations in all regions except France, and financial services operations in North America and France.
     The Company's reportable segment information was as follows:

                                                                     Reportable
Three months ended March 31,       Funeral    Cemetery    Insurance   Segments
--------------------------------------------------------------------------------
Revenues from external customers:
 1999..............................$574,641   $251,858    $ 71,796    $ 898,295
 1998.............................. 469,962    205,941      18,326      694,229
--------------------------------------------------------------------------------
Income from operations:
 1999..............................$131,020   $ 77,800    $  7,301    $ 216,121
 1998.............................. 130,526     81,253       2,166      213,945
--------------------------------------------------------------------------------

The following table reconciles reportable segment income from operations shown above to the Company's consolidated income before income taxes and extraordinary gain:

                                                           Three months ended
                                                                March 31,
                                                           1999           1998
--------------------------------------------------------------------------------
Income from operations:
  Reportable segments.................................  $ 216,121     $ 213,945
  Provident income from operations....................      2,750         2,183
  General and administrative expenses.................    (19,710)      (17,008)
  Restructuring charge................................    (89,884)         -
                                                        ---------     ---------
Income from operations................................    109,277       199,120
  Interest expense....................................    (57,448)      (37,710)
  Other income........................................     14,588         6,651
                                                        ---------     ---------
Income before income taxes and extraordinary gain.....  $  66,417     $ 168,061
                                                        =========     =========

 The Company's geographic segment information was as follows:


Three months           North                     Other       Other
ended March 31,       America       France       Europe     Foreign      Total
--------------------------------------------------------------------------------

Revenues from
external customers:
 1999................ $612,178     $168,578     $88,872     $34,428    $904,056
 1998................  473,659      139,088      63,714      22,383     698,844
--------------------------------------------------------------------------------
Income from
operations before
restructuring charge:
 1999................ $152,937     $ 20,747     $18,906     $ 6,571    $199,161
 1998................  168,485       12,456      13,762       4,417     199,120
--------------------------------------------------------------------------------
Income from
operations:
 1999................ $102,719     $   (63)     $ 4,011     $ 2,610    $109,277
 1998................  168,485      12,456       13,762       4,417     199,120
--------------------------------------------------------------------------------
Operating locations
at March 31:
 1999................    2,293       1,220          838         175       4,526
 1998................    1,732       1,118          731         149       3,730
--------------------------------------------------------------------------------

Included in the North America figures above are the following United States amounts:

                                                            Three months ended
                                                                 March 31,
                                                            1999           1998
--------------------------------------------------------------------------------
Revenues from external customers........................  $590,150      $452,646
Income from operations before restructuring charge......   146,380       162,114
Income from operations..................................    96,318       162,114
Operating locations at March 31.........................     2,136         1,584
--------------------------------------------------------------------------------

9.  Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are presented below:

                                                         Three months ended
                                                               March 31,
                                                         1999            1998
--------------------------------------------------------------------------------
Income (numerator):
  Income before extraordinary gain - basic...........  $41,883         $108,786
  After tax interest on convertible debentures.......      132              371
                                                       -------         --------
  Income before extraordinary gain - diluted.........  $42,015         $109,157
--------------------------------------------------------------------------------
Shares (denominator):
  Shares - basic.....................................  272,990          254,635
   Stock options and warrants........................    1,299            4,992
   Convertible debentures............................    1,153            2,141
                                                       -------          -------
  Shares - dilute...d................................  275,442          261,768
--------------------------------------------------------------------------------
Earnings per share before extraordinary gain:
  Basic..............................................  $  .15           $   .43
     Diluted.........................................  $  .15           $   .42
--------------------------------------------------------------------------------

10.  Restructuring Charge
     During the first quarter of 1999, the Company recorded a pre-tax restructuring charge of $89,884, related to a cost rationalization program initiated in 1999. The $89,884 charge relates to the following: (1) severance costs of $56,757; (2) a charge of $19,123 for terminated projects representing costs associated with certain construction projects that have been cancelled ($2,153) and costs associated with acquisition due-diligence which will no longer be pursued ($16,970); (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives.
     The $56,757 for severance costs is related to the termination of five executive contractual relationships and the involuntary termination of approximately 100 employees in North America (of which approximately 20 were located in the corporate office), 600 employees in France, 85 employees in other European operations and 10 employees in other foreign operations. The positions terminated were both operational and administrative in nature and the severance costs are expected to be paid out over the next 12 to 18 months. The severance costs related to the executive contractual relationships will be paid out according to the terms of the respective agreements and will extend through 2005.
     At March 31, 1999 approximately $37,105 remained in accrued liabilities, of which $34,286 related to severance costs and $2,819 related to cancellation fees and remaining non cancellable payments on operating leases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (Dollars in thousands, except average sales prices)

Overview:
The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of operating expenses such as service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. The Company conducts funeral, cemetery and financial services operations in 20 countries. The Company's largest markets are North America and France, which when combined, represent approximately 78% of the Company's total operating locations, and approximately 86% of the Company's consolidated revenue.

                        Three months ended March 31, 1999
                  Compared to Three months ended March 31, 1998

Results of Operations:
During the quarter ended March 31, 1999 the Company recorded non-recurring items relating to the Company's cost rationalization program and early extinguishments of debt. The cost rationalization program resulted in a pre-tax restructuring charge of $89,884, while early extinguishments of debt resulted in an extraordinary gain of $1,885, net of tax.
     For the quarter ended March 31, 1999, the Company reported revenues of $904,056, representing a 29.4% increase in revenues compared to revenues of $698,844 from the first quarter of 1998. Gross profits for the first quarter of 1999 increased 1.3% to $218,871 compared to $216,128 in the first quarter of 1998. In the first quarter of 1999, income from operations of $199,161 before the effect of non-recurring charges, remained relatively flat compared to $199,120 in the first quarter of 1998. Before non-recurring items relating to the Company's cost rationalization program and early extinguishments of debt, the Company reported earnings of $98,564 and diluted earnings per share of $.36 ($.36 basic) for the first quarter of 1999. This represents a 9.4% and 14.3% decrease in earnings and diluted earnings per share before non-recurring items, respectively, when compared to the first quarter of 1998. After giving effect to the non-recurring items, the Company reported net income of $43,768 or $.16 diluted earnings per share ($.16 basic) for the first quarter of 1999 compared to $108,786 or $.42 diluted earnings per share ($.43 basic) in the first quarter of 1998. The results from the first quarter of 1999 contain no significant benefits from the Company's 1999 cost rationalization program.

Information for the Company's three lines of business was as follows:

                                                                      Percentage
                     Three months ended March 31,          Increase    Increase
                        1999              1998            (Decrease)  (Decrease)
                    ------------------------------------------------------------
Revenues:
 Funeral............ $574,641           $469,962           $104,679       22.3%
 Cemetery...........  251,858            205,941             45,917       22.3
 Financial services.   77,557             22,941             54,616      238.1
                     --------           --------           --------
                     $904,056           $698,844           $205,212       29.4%
                     ========           ========           ========

Gross profit and
margin percentage:
 Funeral............ $131,020  22.8%    $130,526  27.8%    $    494       0.4%
 Cemetery...........   77,800  30.9       81,253  39.5       (3,453)     (4.2)
 Financial services.   10,051  13.0        4,349  19.0        5,702     131.1
                     --------           --------           --------
                     $218,871  24.2%    $216,128  30.9%    $  2,743       1.3%
                     ========           ========           ========

FUNERAL
 Funeral revenues were as follows:

                        Three months ended March 31,
                             1999         1998             Increase   % Increase
                        --------------------------------------------------------

 North America...........  $333,058     $278,058           $ 55,000      19.8%
 France..................   147,064      120,762             26,302      21.8
 Other European..........    79,019       57,773             21,246      36.8
 Other foreign...........    15,500       13,369              2,131      15.9
                           --------     --------           --------
 Total funeral revenues..  $574,641     $469,962           $104,679      22.3%
                           ========     ========           ========

The $55,000 increase in North American funeral revenue was the result of a $401 increase in revenues from comparable locations (representing locations acquired before January 1, 1998), a $56,634 increase in revenues from new locations (operating locations acquired subsequent to January 1, 1998), partially offset by a $2,035 decrease in revenues related to operations which have been disposed. The increase in revenues from comparable locations was due to increases in the number of funeral services performed (70,970 in 1999 compared to 70,929 in 1998) and increases in the average sales prices ($3,838 in 1999 compared to $3,832 in 1998). The increase in revenues from new locations is primarily due to the January 1999 merger with Equity Corporation International ("ECI").
     The $26,302 increase in French funeral revenue was the result of a $19,092 increase, or 16.1%, in revenues from comparable locations and a $7,210 increase in revenues from new locations. The number of funeral services performed at comparable locations in 1999 increased 3.1% (39,984 in 1999 compared to 38,787 in 1998), while the average sales price increased 9.3% ($2,124 in 1999, compared to $1,944 in 1998). The average French franc to US dollar exchange rate strengthened 4.2% during the first quarter in 1999 as compared to the first quarter in 1998.
     The $21,246 increase in other European funeral revenue was the result of a $6,163 increase, or 10.4%, in revenues from comparable locations and a $15,083 increase in revenues from new locations. The increase in revenues from comparable locations was primarily due to 12.4% increase in the number of funeral services performed at these locations in 1999 (30,364 in 1999 compared to 27,014 in 1998).

Funeral gross margin was as follows:

                      Three months ended March 31,
                                % of              % of     Increase   % Increase
                         1999  Revenue    1998   Revenue  (decrease)  (decrease)
                      ----------------------------------------------------------

North America........ $ 96,400  28.9%   $106,289  38.2%     $ (9,889)    (9.3)%
France...............   17,613  12.0      10,290   8.5         7,323     71.2
Other European.......   14,749  18.7      11,708  20.3         3,041     26.0
Other foreign........    2,258  14.6       2,239  16.7            19      0.8
                      --------          --------            --------
 Total funeral
 gross margin........ $131,020  22.8%   $130,526  27.8%     $    494      0.4%
                      ========          ========            ========

     The decrease in North American funeral margin dollars and percentage was primarily the result of increases in merchandise, personnel and facility costs at comparable locations. The decline in comparable funeral margins dollars was partially offset by increased margin dollars contributed by new locations.
     The increase in French funeral margin dollars and percentage was primarily the result of increased funeral services performed which produced incremental profits over the base fixed cost structure. Additionally, funeral margin dollars were impacted by the average French franc to US dollar exchange rate strengthening 4.2% in 1999.
     The increase in other European funeral margin dollars was primarily the result of increased funeral services performed and associated revenues discussed above. The decrease in other European funeral margin percentage was primarily the result of strategic pricing changes in certain markets.

CEMETERY
  Cemetery revenues were as follows:

                         Three months ended March 31,
                               1999         1998         Increase    % Increase
                         -------------------------------------------------------

  North America.............$ 223,077     $ 190,986      $ 32,091       16.8%
  Other European............    9,853         5,941         3,912       65.8
  Other foreign.............   18,928         9,014         9,914      110.0
                            ---------     ---------      --------
   Total cemetery revenues..$ 251,858     $ 205,941      $ 45,917       22.3%
                            =========     =========      ========

     The $32,091 increase in North American cemetery revenue was primarily the result of a $17,819 increase, or 11.2%, in revenues from comparable locations and a $22,507 increase in revenues from new locations. Of the increases, $15,572 and $14,936 related to increases in the sales of preneed cemetery products and services at comparable and new locations, respectively. Partially offsetting these increases was a $11,017 reduction in realized gains and income from cemetery merchandise trust funds, which is consistent with the decrease in equity returns experienced by the Company's investment portfolio and certain other broad equity indices, and declines in interest rates over the comparable periods.
     The $9,914 increase in other foreign cemetery revenue was primarily the result of revenue increases from the Company's recently acquired South American operations.

Cemetery gross margin was as follows:

                         Three months ended March 31,
                                 % of             % of     Increase   %Increase
                         1999   Revenue    1998  Revenue  (decrease) (decrease)
                      ----------------------------------------------------------
North America..........$ 69,330  31.1%  $ 77,021  40.3%   $ (7,691)    (10.0)%
Other European.. ......   4,157  42.2      2,054  34.6       2,103     102.4
Other foreign..........   4,313  22.8      2,178  24.2       2,135      98.0
                       --------         --------          --------
 Total cemetery
 gross margin..........$ 77,800  30.9%  $ 81,253  39.5%   $ (3,453)     (4.2)%
                       ========         ========          ========

     The decrease in North American cemetery margin dollars and percentage was primarily the result of increased merchandise and selling costs due to changes in product mix, and reduced realized gains and income from cemetery merchandise trust funds discussed above.
     The $2,135 increase in other foreign cemetery margin dollars was primarily the result of increases in margin dollars from the Company's recently acquired South American operations. The decrease in margin percentage from the Company's other foreign operations is primarily due to the expected dilutive effect of lower margins in the cemetery operations in South America.

FINANCIAL SERVICES
Financial services represents a combination of the Company's lending subsidiary, Provident Services, Inc. ("Provident"), and the Company's two insurance subsidiaries.
     Financial services revenues were as follows:

                           Three months ended March 31,
                               1999         1998        Increase  % Increase
                           -----------------------------------------------------
  North America............. $ 50,282     $   -         $ 50,282
  France....................   21,514        18,326        3,188      17.4%
                             --------     ---------     --------
Total insurance.............   71,796        18,326       53,470     291.8
  Provident.................    5,761         4,615        1,146      24.8
                             --------     ---------     --------
  Total financial services
   revenues................. $ 77,557     $  22,941     $ 54,616     238.1%
                             ========     =========     ========


Financial services gross margin was as follows:

                           Three months ended March 31,
                                     % of             % of
                            1999   Revenue     1998  Revenue Increase  %Increase
--------------------------------------------------------------------------------
Insurance:
  North America.........  $  4,167   8.3%     $   -          $ 4,167
  France  ..............     3,134  14.6        2,166  11.8%     968     44.7%
                          --------            -------        -------
                                                                                                    44.7%
  Total insurance.......     7,301  10.2        2,166  11.8    5,135    237.1
Provident...............     2,750  47.7        2,183  47.3      567     26.0
                          --------            -------        -------
Total financial services
 gross margin...........  $ 10,051  13.0%     $ 4,349  19.0% $ 5,702    131.1%
                          ========            =======        =======

     The increase in North American revenue and gross margin is due to the acquisition of American Memorial Life Insurance Co. effective July 1998.
     Provident reported a gross margin of $2,750 for the three months ended March 31, 1999, compared to $2,183 for the same period in 1998. Provident's average outstanding loan portfolio during the current period increased to $286,885 compared to $205,955 in 1998, while the average interest rate spread decreased to 2.86%, compared to 3.07% in 1998.

OTHER INCOME AND EXPENSES
General and administrative expenses increased $2,702 to $19,710, compared to $17,008 in the first quarter of 1998. Expressed as a percentage of revenues, general and administrative expenses decreased to 2.2% for the three months ended March 31, 1999, compared to 2.4% for the comparable period in 1998.
     Interest  expense,   which  excludes  the  amount  incurred  by  Provident,
increased $19,738 or 52.3% period to period. The increased interest expense primarily reflects the Company's funding of acquisitions with debt.
     The provision for income taxes reflected a 36.9% effective tax rate for the three months ended March 31, 1999, compared to a 35.3% effective tax rate for the comparable period in 1998. The increase in the effective tax rate is due primarily to higher tax rates for the Company's recently acquired ECI operations.
     During  the  first  quarter  of  1999,  the  Company   recorded  a  pre-tax
restructuring charge of $89,884, related to a cost rationalization program initiated in 1999. The $89,884 charge relates to the following: (1) severance costs of $56,757 related to approximately 800 employees worldwide; (2) a charge of $19,123 for terminated projects representing costs associated with certain construction projects that have been cancelled ($2,153) and costs associated with acquisition due-diligence which will no longer be pursued ($16,970); (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives.
     At March 31, 1999 approximately $37,105 remained in accrued liabilities, of which $34,286 related to severance costs and $2,819 related to cancellation fees and remaining non cancellable payments on operating leases. Payments of these accrued liabilities will occur through 2005. The Company does not expect these payments will have a significant effect on its liquidity or financial position.
     The effect of the above cost rationalization program, coupled with other cost reduction initiatives, is expected to produce future annualized cost savings of at least $60,000, on a pre-tax basis, primarily from the reduction of personnel and facility costs.

Financial Condition and Liquidity at March 31, 1999:
General
Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Securities and Exchange Commission (the "Commission"). The Company believes cash from operations, additional funds available under its revolving credit agreements, and proceeds from public and private offerings of securities will be sufficient to continue its anticipated acquisition program and operating policies. Excluding the ECI transaction, for the three-month period ended March 31, 1999, the Company acquired 29 funeral service locations, 6 cemeteries and 2 crematoria for an aggregate purchase price of approximately $49,400. As of April 21, 1999, the Company has received signed letters of intent to acquire an additional 51 funeral service locations, 8 cemeteries and 2 crematoria for an aggregate purchase price of approximately $56,786. Combined, these businesses are expected to produce approximately $56,000 in annualized revenues, including $26,200 in North American operations and $29,800 from operations outside North America. In addition, the Company merged with ECI in a stock-for-stock transaction in which ECI shareholders received 15,500,824 shares of Company common stock valued at approximately $557,000 and approximately 1,200,000 options to purchase Company common stock valued at approximately $8,628. The ECI merger added 359 funeral homes and 80 cemeteries.
     At March 31, 1999, the Company had net working capital of $289,789 and a current ratio of 1.37:1, compared to working capital of $578,755 and a current ratio of 1.92:1 at December 31, 1998.


Sources and Uses of Cash
Cash flows from operating activities: Net cash provided by operating activities was $165,364 for the three months ended March 31, 1999, compared to $139,631 for the same period in 1998, an increase of $25,733. Significant components of cash flow provided by operating activities included: (1) net income adjusted for non-cash items, (2) the original $89,884 pre-tax restructuring provision (of which $37,105 remains at March 31, 1999 and the decrease is reflected through the change in payables and other liabilities), partially offset by (3) an increase in receivables of $86,940 primarily attributed to a 27.8% increase in the sales of preneed cemetery products and services which are usually financed on an installment basis in excess of 12 months.

Cash flows from investing activities: Net cash used in investing activities was $217,788 for the three months ended March 31, 1999, compared to $104,802 for the same period in 1998, an increase in the use of cash of $112,986. Significant components of the increase in cash used are the net of purchases over sales of securities at the Company's insurance subsidiaries. One of the subsidiaries had a significant cash position at December 31, 1998 and the excess cash was used to purchase securities. Additionally, cash provided by the net effect of prearranged funeral production and maturities in the first quarter of 1998 was primarily attributed to a $27,000 cash distribution of previously undistributed trust fund income pursuant to applicable state laws. The increase in cash used was partially offset by the decrease in cash used in connection with acquisitions, which is consistent with the Company's new benchmark criteria for pursuing prospective acquisition candidates.

Cash flows from financing activities: Net cash used in financing activities was $124,102 for the three months ended March 31, 1999, compared to net cash provided by financing activities of $159,881 for the same period in 1998, an increase in the use of cash of $283,983. The three months ended March 31, 1999 included a use of cash of $365,936 for the early extinguishment of certain floating rate debt and debt assumed in connection with the ECI merger.
     As of March 31, 1999, the Company's debt to capitalization ratio was 52.9% compared to 55.0% at December 31, 1998. The interest rate coverage ratio for the three months ended March 31, 1999 was 3.53:1 (excluding 1999 restructuring charge of $89,884), compared to 5.20:1 for the same period in 1998. Though the level of acquisition activity is expected to slow from the 1998 level, the Company still believes that the acquisition of funeral, cemetery and financial services operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

     The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. As of March 31, 1999, the Company had approximately $736,000 of available borrowings under various revolving credit facilities and lines of credit. As of March 31, 1999, the Company also had the ability to issue $900,000 in securities registered with the Commission under a shelf registration. In addition, 12,870,000 shares of common stock and a total of $187,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions.

Prearranged Funeral Services
The Company sells prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase life insurance or annuity contracts. The amounts paid into trust funds or premiums paid on insurance contracts on such prearranged funeral contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance and annuity funded contracts also increase the amount of cash to be received upon performance of the funeral.
     The total value of unperformed prearranged funeral revenues includes prearranged funeral contracts that are trust funded or to be funded by third party insurance companies or the Company's insurance subsidiaries. The total value represents the original contract values plus any accumulated trust fund earnings or increasing insurance benefits. At March 31, 1999, the total value of unperformed prearranged funeral revenues expected to be recognized in future periods was $4,195,280 ($3,751,850 at December 31, 1998).
     The Company's investment program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to the appropriate investments that more accurately match the anticipated maturity of the contracts. The Company anticipates an asset allocation of approximately 65% equity and 35% fixed income.
     Prearranged funeral service sales afford the Company the opportunity to both protect current market share and mix as well as expand market share in certain markets. The Company believes this will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed was 27% for the three months ended March 31, 1999 (26% for the three months ended March 31, 1998) and is expected to grow, thereby making the total number of funerals performed more predictable.

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

The Company has established Y2K Program Offices at its corporate offices in Houston, Texas and Birmingham, England. These program offices, under the direction of senior management, are responsible for advising and monitoring the numerous facets of the Company's Y2K preparations. The Company engaged an external consulting firm to assist in oversight of the Company's Y2K preparations and various assessment activities associated with discovering the seriousness of the Y2K issue in the Pacific Rim and South America. Additionally, the Company is utilizing internal personnel, contract project managers, programmers and testers, as well as vendors, to identify Y2K issues, test and implement the chosen solutions.

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

Production systems: In 1998, in order to improve access to business information through a common, integrated computing system across the company, the Company began a worldwide computer systems replacement project utilizing systems from Oracle Corporation. While this project has begun at the Company's Australian and European headquarters, global implementation will not be achieved prior to the turn of the century. Therefore, all computer programs expected to be replaced by Oracle are being made Y2K ready. The only exception to this is in the United Kingdom where the implementation of Oracle is proceeding in order to achieve Y2K readiness. In general, the Company's production systems have progressed through the inventory, discovery, and analysis phases and are in various stages of correction and testing. Production systems make up the majority of the Company's "mission critical systems" and are expected to be Y2K ready by mid-1999, with deployment completed by late-1999.

In most cases, deployment of the Y2K ready production systems to the Company's many operating locations in North America will require new desktop computers. As noted in the Company's previous Y2K disclosures, it is the short time available for deployment, and not the need for corrective action, that poses the largest risk to the Company. See the section on Risks for more details.

Networks: Inventory, discovery and analysis of critical networks have been completed at all of the Company's headquarter and regional locations and these networks are in various stages of correction and testing. Accomplishing Y2K readiness in this category has been complicated by Microsoft's recent change in its position on the Y2K readiness of Windows NT 4.0, requiring customers to install another software update to be considered fully Y2K compliant. Some non-critical networks exist at individual operating locations and will be assessed and made Y2K ready as time allows. Expectations are that all critical networks will be Y2K ready mid- to late-1999.

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

Supply chain: Due to the Company's disparate locations and methods of operation, assessing the Y2K readiness of the Company's supply chain must occur at both the corporate level (for core supply chain relationships) and the local level (for those relationships unique to a location). Inventory and discovery have been completed at a number of operating locations and is ongoing at the Company's headquarters. In general, responses to the Company's inquiries have been less than informative, with many companies failing to respond. Activities have begun to assign criticality to both corporate and local supply relationships and additional efforts will be expended to ascertain the Y2K readiness of critical suppliers. Contingency plans for critical suppliers are expected to be in place by late-1999.

Costs:
The aggregate costs for the Company to achieve Y2K readiness are not expected to exceed $20,000 of which $4,800 represents lease payments which will be incurred from 2000-2002. All costs associated with Y2K readiness will be funded from operating cash flows. The Company's actual costs incurred associated with Y2K readiness through March 31, 1999 are estimated at $8,500.

In an effort to report material costs related to the Company's Y2K effort, the Company has adopted a policy of capturing all contractor expenses and internal costs for dedicated resources (those working exclusively on Y2K issues). As such the Company acknowledges that there are many internal resources working part-time on Y2K-related issues for which no payroll or overhead costs are being reported.

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

At this time, the Company has no substantiated reason to believe that one or more key third party suppliers will not be able to meet their obligations to the Company after January 1, 2000; therefore, the Company believes that the "most reasonably likely worst case scenario" would occur if deployment of the Company's newly remediated proprietary funeral home financial system to all North American locations was not completed by December 31, 1999. The Company's approach to deploying this new system calls for implementation in those clusters which have the highest transaction volumes first. Using such a plan, should deployment to all locations not be achieved by December 31, 1999, such an occurrence would not be materially disruptive to the Company. Locations not receiving the new system by the end of the year would forward transaction information to a location with input capability.

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

Cautionary Statement on Forward-looking Statements
The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as believe, estimate, expect, anticipate, or predict, that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

     1) Changes in general economic conditions both domestically and internationally impacting financial markets (e.g. marketable security values as well as currency and interest rate fluctuations).
     2) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies. Changes in regulations may impact the Company's ability to enter or expand new markets.
     3) Changes in consumer demand for the Company's services caused by several factors such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.
     4) The Company's ability to identify and complete additional acquisitions on terms that are favorable to the Company, to successfully integrate acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions. The Company's future results may be materially impacted by changes in the level of acquisition activity.
     5) The ability of the Company, or its critical third-party suppliers, to adequately complete Y2K preparation efforts.

The  Company   assumes  no   obligation   to  publicly   update  or  revise  any
forward-looking statements made herein or any other forward-looking statements made by the Company.

                        SERVICE CORPORATION INTERNATIONAL
                           PART II, OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
             (a)  Exhibits
                  10.1     Employment   Agreement, dated  March  10,   1999,
                           between  SCI   Executive   Services,   Inc.   and
                           George R. Champagne.
                  10.2     Employment   Agreement,   dated   January  1,  1999,
                           between  SCI   Executive   Services,   Inc.  and
                           W. Blair Waltrip.
                  12.1 Ratio of earnings to fixed charges for the three months ended March 31, 1999 and 1998.
                  27.1     Financial data schedule.

             (b)  Reports on Form 8-K
                  During the quarter ended March 31, 1999, the Company filed four reports on Form 8-K. The Form 8-K dated January 20, 1999 reported (i) under "Item 2. Acquisition or Disposition of Assets" the merger of Equity Corporation International ("ECI") with a wholly-owned subsidiary of the Company, (ii) under "Item 5. Other Events" the execution of a supplemental indenture under which the Company became co-obligor with respect to certain debentures of ECI, and (iii) under "Item 7. Financial Statements and Exhibits" the exhibits comprised of the merger agreement with ECI and the first amendment thereto, the first amendment to the aforementioned supplemental indenture and a joint press release dated January 19, 1999 issued by the Company and ECI. The Form 8-K dated January 26, 1999 reported (i) under "Item 5. Other Events" the Company's announcements that (x) its diluted earnings per share for the fourth quarter of 1998 and for the year ended December 31, 1998 would be lower than analyst expectations and (y) it had expanded its share repurchase program, and (ii) under "Item 7. Financial Statements and Exhibits" the exhibits comprised of two Company press releases dated January 26, 1999. The Form 8-K dated February 9, 1999 reported (i) under "Item 5. Other Events" the Company's results for the fourth quarter of 1998 and for the year ended December 31, 1998, as well as the commencement of class action lawsuits against the Company and certain of its officers and directors, and (ii) under "Item 7. Financial Statements and Exhibits" the exhibit comprised of the Company's press release dated February 9, 1999. The Form 8-K dated February 11, 1999 reported (i) under "Item 5. Other Events" the resignation of L. William Heiligbrodt as President and Chief Operating Officer, and (ii) under "Item 7. Exhibits" the exhibit comprised of the Company's press release dated February 11, 1999.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 1999                           SERVICE CORPORATION INTERNATIONAL
                                       By: /s/ George R. Champagne
                                       ---------------------------
                                               George R. Champagne
                                               Executive Vice President
                                               Chief Financial Officer
                                               (Principal Financial Officer)