Form 10-Q
period 1999-06-30
SERVICE CORPORATION INTERNATIONAL
filed 1999-08-13
CIK 89089

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549




    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM       TO
                                                      -----    -----

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

The number of shares outstanding of the registrant's common stock as of July 30, 1999 was 272,060,703 (excluding treasury shares).

                       SERVICE CORPORATION INTERNATIONAL



                                     INDEX


                                                                           Page
Part I.  Financial Information

         Consolidated Statement of Income (Unaudited) -
            Three and Six Months Ended June 30, 1999 and 1998                3

         Consolidated Balance Sheet -
            June 30, 1999 (Unaudited) and December 31, 1998                  4

         Consolidated Statement of Cash Flows (Unaudited) -
            Six Months Ended June 30, 1999 and 1998                          5

         Consolidated Statement of Stockholders' Equity (Unaudited) -
            Six Months Ended June 30, 1999                                   6

         Notes to Consolidated Financial Statements (Unaudited)         7 - 13

         Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  14 - 27


Part II. Other Information                                                  28

         Signature                                                          29

                       SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                         Three Months Ended                Six Months Ended
                                                                              June 30,                         June 30,
(In thousands, except per share amounts)                               1999            1998             1999             1998
----------------------------------------                           -----------      -----------      -----------      -----------
Revenues .......................................................   $   830,236      $   690,230      $ 1,734,292      $ 1,389,074
Costs and expenses .............................................      (650,651)        (502,540)      (1,335,836)        (985,256)
                                                                   -----------      -----------      -----------      -----------
Gross profit ...................................................       179,585          187,690          398,456          403,818

General and administrative expenses ............................       (16,807)         (17,251)         (36,517)         (34,259)
Restructuring charge ...........................................            --               --          (89,884)              --
                                                                   -----------      -----------      -----------      -----------
Income from operations .........................................       162,778          170,439          272,055          369,559

Interest expense ...............................................       (56,761)         (40,464)        (114,209)         (78,174)
Other income ...................................................        12,780           10,528           27,368           17,179
                                                                   -----------      -----------      -----------      -----------
                                                                       (43,981)         (29,936)         (86,841)         (60,995)
Income before income taxes and extraordinary gain ..............       118,797          140,503          185,214          308,564
Provision for income taxes .....................................       (42,784)         (49,555)         (67,318)        (108,830)
                                                                   -----------      -----------      -----------      -----------

Income before extraordinary gain ...............................        76,013           90,948          117,896          199,734
Extraordinary gain on early extinguishments of debt
 (net of income taxes of $1,071) ...............................            --               --            1,885               --
                                                                   -----------      -----------      -----------      -----------
Net income .....................................................   $    76,013      $    90,948      $   119,781      $   199,734
                                                                   ===========      ===========      ===========      ===========

Earnings per share:
     Basic:
         Income before extraordinary gain ......................   $       .28      $       .36      $       .43      $       .78
         Extraordinary gain on early extinguishments of debt ...            --               --              .01               --
                                                                   -----------      -----------      -----------      -----------
         Net income ............................................   $       .28      $       .36      $       .44      $       .78
                                                                   ===========      ===========      ===========      ===========
     Diluted:
         Income before extraordinary gain ......................   $       .28      $       .35      $       .43      $       .77
         Extraordinary gain on early extinguishments of debt ...            --               --              .01               --
                                                                   -----------      -----------      -----------      -----------
         Net income ...........................................    $       .28      $       .35      $       .44      $       .77
                                                                   ===========      ===========      ===========      ===========

Dividends per share ...........................................    $       .09      $       .09      $       .18      $       .18
                                                                   ===========      ===========      ===========      ===========

Basic weighted average number of shares .......................        272,013          255,004          272,502          254,820
                                                                   ===========      ===========      ===========      ===========
Diluted weighted average number of shares .....................        274,587          261,740          275,012          261,754
                                                                   ===========      ===========      ===========      ===========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                June 30,
                                                                                 1999           December 31,
(Dollars in thousands, except share amounts)                                  (Unaudited)           1998
-------------------------------------------                                   -----------       ------------
ASSETS
Current assets:
     Cash and cash equivalents ..........................................     $    129,070      $   358,210
     Receivables, net of allowances .....................................          590,605          565,552
     Inventories ........................................................          209,470          189,070
     Other ..............................................................           87,531           96,248
                                                                              ------------      -----------
       Total current assets .............................................        1,016,676        1,209,080
                                                                              ------------      -----------

Investments - insurance subsidiaries ....................................        1,247,861        1,234,678
Prearranged funeral contracts ...........................................        2,994,456        2,588,806
Long-term receivables, net of allowances ................................        1,549,318        1,408,076
Cemetery property, at cost ..............................................        2,198,262        2,035,897
Property, plant and equipment, at cost (net) ............................        1,952,438        1,824,979
Deferred charges and other assets .......................................        1,260,041        1,151,430
Names and reputations (net) .............................................        2,446,779        1,813,212
                                                                              ------------      -----------
                                                                              $ 14,665,831      $13,266,158
                                                                              ============      ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ...........................     $    553,893      $   452,354
     Current maturities of long-term debt ...............................           79,431           96,067
     Income taxes .......................................................           87,060           81,904
                                                                              ------------      -----------
       Total current liabilities ........................................          720,384          630,325
                                                                              ------------      -----------

Long-term debt ..........................................................        4,044,921        3,764,590
Reserves and annuity benefits - insurance subsidiaries ..................        1,211,984        1,207,169
Deferred prearranged funeral contract revenues ..........................        3,237,869        2,819,794
Deferred income taxes ...................................................          842,058          797,086
Other liabilities .......................................................          910,655          893,092
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares
       authorized, 272,060,122 and 259,201,104, issued and outstanding
       (net of 2,796,999 and 68,373 treasury shares, at cost) ...........          272,060          259,201
     Capital in excess of par value .....................................        2,156,306        1,646,765
     Retained earnings ..................................................        1,303,576        1,232,758
     Accumulated other comprehensive income (loss) ......................          (33,982)          15,378
                                                                              ------------      -----------
       Total stockholders' equity .......................................        3,697,960        3,154,102
                                                                              ------------      -----------
                                                                              $ 14,665,831      $13,266,158
                                                                              ============      ===========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
(Dollars in thousands)                                                           1999            1998
---------------------                                                         ----------      ----------
Cash flows from operating activities:
Net income .............................................................       $119,781        $199,734
Adjustments to reconcile net income to net cash provided
 by operating activities:
     Depreciation and amortization .....................................        123,376          85,512
     Provision for deferred income taxes ...............................         17,108          19,661
     Restructuring charge ..............................................         89,884              --
     Extraordinary gain on early extinguishments of debt,
       net of income taxes .............................................         (1,885)             --
     Gains from dispositions (net) .....................................        (20,150)         (9,748)
     Realized gains on sales of investments ............................        (14,392)             --
     Realized losses on sales of investments ...........................          6,063              --
     Change in assets and liabilities, net of effects
     from acquisitions:
       Increase in receivables .........................................       (114,316)       (116,546)
       Increase in other assets ........................................         (2,759)        (24,285)
       Increase (decrease) in payables and other liabilities ...........         16,412          (7,966)
       Other ...........................................................             27           7,541
                                                                               --------        --------
Net cash provided by operating activities ..............................        219,149         153,903
                                                                               --------        --------

Cash flows from investing activities:
     Capital expenditures ..............................................       (116,861)       (117,705)
     Net effect of prearranged funeral production and
      maturities .......................................................        (36,071)         44,737
     Purchases of securities - insurance subsidiaries ..................       (912,599)       (318,800)
     Sales of securities - insurance subsidiaries ......................        790,742         305,554
     Proceeds from sales of property and equipment .....................         39,071          16,663
     Acquisitions, net of cash acquired ................................        (66,026)       (366,823)
     Loans issued by lending subsidiary ................................        (41,674)        (66,564)
     Principal payments received on loans issued by
      lending subsidiary ...............................................         56,073          48,882
     Other .............................................................        (12,809)        (11,041)
                                                                               --------        --------
Net cash used in investing activities ..................................       (300,154)       (465,097)
                                                                               --------        --------

Cash flows from financing activities:
     Net increase (decrease) in borrowings under revolving
      credit agreements ................................................        504,238         (68,952)
     Proceeds from issuance of long-term debt ..........................             --         500,000
     Payments of long-term debt ........................................       (203,611)        (32,722)
     Early extinguishments of long-term debt ...........................       (365,936)             --
     Repurchase of common stock ........................................        (45,669)             --
     Dividends paid ....................................................        (47,809)        (42,007)
     Bank overdrafts and other .........................................         10,652         (16,476)
                                                                               --------        --------
Net cash (used in) provided by financing activities ....................       (148,135)        339,843
                                                                               --------        --------
Net (decrease) increase in cash and cash equivalents ...................       (229,140)         28,649
Cash and cash equivalents at beginning of period .......................        358,210          46,877
                                                                               --------        --------
Cash and cash equivalents at June 30, 1999 and 1998 ....................       $129,070        $ 75,526
                                                                               ========        ========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                               Accumulated
                                                             Capital in                          other
                                                 Common       excess          Retained       comprehensive
(Dollars in thousands)                           stock      of par value      earnings        income (loss)         Total
---------------------                           ---------   -------------    -----------     --------------      -----------
Balance at December 31, 1998 ................   $ 259,201     $ 1,646,765     $ 1,232,758        $ 15,378        $ 3,154,102

  Comprehensive income:
   Net income ...............................                                     119,781                            119,781

   Other comprehensive loss:
      Foreign currency translation ..........                                                                        (22,049)
      Unrealized loss on securities .........                                                                        (27,311)
                                                                                                                 -----------
      Total other comprehensive loss                                                              (49,360)           (49,360)
                                                                                                                 -----------
  Comprehensive income.......................                                                                         70,421
  Common stock issued:
   Acquisitions .............................      15,506         550,366                                            565,872
   Stock option exercises and stock grants ..         166           1,330                                              1,496
   Debenture conversions ....................          44             657                                                701

  Repurchase of common stock ................      (2,857)        (42,812)                                           (45,669)

  Dividends on common stock .................                                     (48,963)                           (48,963)
                                                ---------     -----------     -----------        --------        -----------

Balance at June 30, 1999 ....................   $ 272,060     $ 2,156,306     $ 1,303,576        $(33,982)       $ 3,697,960
                                                =========     ===========     ===========        ========        ===========

The Company's comprehensive income for the six months ended June 30, 1998 of $211,431 consisted of net income of $199,734, a foreign currency translation adjustment of $6,663, and an unrealized gain on securities of $5,034.

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1.  NATURE OF OPERATIONS

The Company is the largest provider of deathcare services in the world. At June 30, 1999, the Company operated 3,824 funeral service locations, 520 cemeteries and 198 crematoria located in 20 countries on five continents.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces and lawn crypts) and certain merchandise including stone and bronze memorials and burial vaults. These items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries contain crematoria. There are 167 combination locations that contain a funeral service location within a Company cemetery.

     The financial services division represents a combination of the Company's insurance operations, prearranged funeral and cemetery trust administration, investment management, and the lending activities of Provident Services, Inc. ("Provident"), which provides capital financing for independent funeral home and cemetery operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements for the six months ended June 30, 1999 and 1998 include the accounts of Service Corporation International and all majority-owned subsidiaries (the "Company" or "SCI") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition or cash flows.

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

     Exclusive of the merger with ECI, the Company acquired 60 funeral service locations, 11 cemeteries and 2 crematoria during the six months ended June 30, 1999 for an aggregate purchase price of approximately $77,800 (the Company acquired 167 funeral service locations, 31 cemeteries and 8 crematoria during the six months ended June 30, 1998 for an aggregate purchase price of approximately $424,000). The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued debt. All acquisitions have been accounted for under the purchase method of accounting, therefore, the operating results of all of these acquisitions have been included since their respective dates of acquisitions.

     The effect of acquisitions, net of cash acquired, on the consolidated balance sheet at June 30, was as follows:

                                                        1999          1998
                                                     ---------     ---------
Current assets ...................................   $ 101,556     $  22,021
Prearranged funeral contracts ....................     307,987        38,093
Long-term receivables ............................      44,553        23,820
Cemetery property ................................     193,050        81,306
Property, plant and equipment ....................     154,084        44,736
Deferred charges and other assets ................       3,801        84,587
Names and reputations ............................     685,163       237,915
Current liabilities ..............................    (124,153)      (23,353)
Long-term debt ...................................    (335,333)      (46,972)
Deferred prearranged funeral contract revenues ...    (314,495)      (29,083)
Deferred income taxes and other liabilities ......     (84,315)      (35,836)
Stockholders' equity .............................    (565,872)      (30,411)
                                                     ---------     ---------
          Cash used for acquisitions .............   $  66,026     $ 366,823
                                                     =========     =========

4.   PREARRANGED FUNERAL ACTIVITIES

The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the contracts are signed. Payments under these contracts are placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance or annuity contracts.

     Unperformed price guaranteed prearranged funeral contracts not funded through Company owned insurance subsidiaries are included in the consolidated balance sheet as "Prearranged funeral contracts." This balance represents amounts due from trust accounts, customer receivables, or third party insurance companies. A corresponding credit is recorded to "Deferred prearranged funeral contract revenues." Amounts paid by a customer under a prearranged funeral contract are recognized in funeral revenue at the time the funeral service is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues and are intended to cover future increases in the cost of providing a price guaranteed funeral service as well as any obtaining costs. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearranged funeral contracts are included in "Deferred charges and other assets" in the accompanying consolidated balance sheet. These obtaining costs include sales commissions and certain other direct costs which are deferred and amortized over a period representing the actuarially estimated life of the prearranged contracts.

     Prearranged funeral contracts may also be funded by insurance policies or annuities written by the Company's wholly-owned insurance subsidiaries. These insurance subsidiaries follow generally accepted accounting principles for life insurance companies. Policy acquisition costs are deferred and included in "Deferred charges and other assets" in the accompanying consolidated balance sheet and amortized as prescribed by generally accepted accounting principles for life insurance companies.

     The total value of unperformed prearranged funeral contracts includes contracts that are trust funded or to be funded by third party insurance companies ("Deferred prearranged funeral contract revenues"), or to be funded by the Company's insurance subsidiaries. The total value represents the original contract values plus any accumulated trust fund earnings or increasing insurance benefits. The amount funded through the Company's insurance subsidiaries differs from the "Reserves and annuity benefits - insurance subsidiaries" amount in the accompanying consolidated balance sheet in that "Reserves and annuity benefits - insurance subsidiaries" is an actuarially determined amount relating to SCI and non-SCI business. As of June 30, 1999 and December 31, 1998, unperformed prearranged funeral contracts are composed of the following:


                                                                 June 30, 1999   December 31, 1998
                                                                 -------------   -----------------
Deferred prearranged funeral contract revenues                     $3,237,869       $2,819,794
SCI contracts funded by Company owned insurance subsidiaries          978,945          932,056
                                                                   ----------       ----------
Total value of unperformed prearranged funeral contracts           $4,216,814       $3,751,850
                                                                   ==========       ==========

5.   DEBT

Debt at June 30, 1999 and December 31, 1998 was as follows:

                                                                        June 30, 1999   December 31, 1998
                                                                        -------------   -----------------
Bank revolving credit agreements and commercial paper                     $ 1,146,937        $   650,596
Fixed rate notes, interest rates ranging from 6.0% - 9.3%, due 2000
     through 2020                                                           2,734,406          2,763,137
Convertible debentures                                                         49,278             49,979
Mortgage notes and other debt                                                 213,222            416,833
Deferred loan costs                                                           (19,491)           (19,888)
                                                                          -----------        -----------
     Total debt                                                             4,124,352          3,860,657
Less current maturities                                                       (79,431)           (96,067)
                                                                          -----------        -----------
     Total long-term debt                                                 $ 4,044,921        $ 3,764,590
                                                                          ===========        ===========

     The Company's primary revolving credit agreements provide for borrowings up to $1,800,000 and consist of three committed tranches - two 364-day facilities and a 5-year, multi-currency tranche. These facilities are primarily used to support commercial paper issuance and for general corporate needs.

     One 364-day tranche allows for borrowings up to $300,000. This facility expires June 25, 2000, but has provisions to be extended for additional 364-day terms. At the end of any term, the outstanding balance may be converted into a two-year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. In addition, an annual facility fee of 0.125% is paid quarterly on the total commitment amount.

     A second 364-day tranche allows for borrowings up to $800,000 and expires November 2, 1999. An annual facility fee of 0.09% is paid quarterly on the total commitment amount. Interest rates on this facility are based on various indices as determined by the Company.

     The 5-year tranche allows for borrowings up to $700,000, including $500,000 in various foreign currencies. This facility expires June 27, 2002. Interest rates on this facility are based on various indices as determined by the Company. In addition, a facility fee is paid quarterly on the total commitment amount. The annual facility fee, which ranges from 0.07 to 0.15%, is based on the Company's senior debt ratings and was 0.08% at June 30, 1999. Due to the ratings changes on the Company's senior debt in July 1999, the facility fee will increase to 0.10% at September 30, 1999. At

June 30, 1999, approximately $254,029 of revolving borrowings was outstanding under this facility with a weighted average interest rate of 4.84% ($217,345 at December 31, 1998 with a weighted average interest rate of 5.65%).

     As of June 30, 1999, $892,908 of commercial paper ($433,251 at December 31, 1998) was outstanding under the Company's $1,400,000 commercial paper program, which was backed by the above facilities. The outstanding borrowings at June 30, 1999, had a weighted average interest rate of 5.46% (6.68% at December 31, 1998).

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

     In March 1999, the Company repurchased two issues of debt. On March 26, the Company repurchased $200,000 of floating-rate notes, which were originally due April 2011. These notes were to be remarketed in April 1999 as fixed-rate notes, however, the Company chose to refinance with commercial paper to maintain floating-rate exposure. The purchase price was $200,000 and a premium of approximately $22,186, plus accrued interest, resulted in an extraordinary after tax loss of $14,148. On March 31, the Company repurchased ECI convertible debentures totaling $143,750, which were originally due December 2004. This repurchase was effected by a change-of-control provision allowing the holders to put the debentures back to the Company as a result of the merger with ECI. The purchase price was $143,750 plus accrued interest and resulted in an extraordinary gain of $25,141 ($16,033 net of tax) relating to the unamortized premium reflecting the market valuation of the debentures at the date ECI merged with the Company. These debentures were also refinanced with commercial paper.

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

     At June 30, 1999, the Company's consolidated debt totaled $4,124,352 ($3,860,657 at December 31, 1998) at a weighted average interest rate of 6.45% (6.77% at December 31, 1998), excluding $194,168 of Provident debt. After giving consideration to the interest rate and cross-currency interest rate swaps, the weighted average rate of debt was 5.78%, (6.16% at December 31, 1998), excluding Provident debt.

     Together, the Company's debt and derivative instruments at June 30, 1999 consisted of approximately 60% of fixed interest rate debt at a weighted average rate of 6.22% and approximately 40% of floating interest rate debt at a weighted average rate of 5.12%. Approximately $1,947,831 of the Company's indebtedness was foreign-denominated after inclusion of the derivative instruments.

     The net fair value of the Company's various swap agreements at June 30, 1999, was an asset of $120,772 ($97,944 at December 31, 1998). Fair values were obtained from the counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions.

7.  RATIO OF EARNINGS TO FIXED CHARGES

                                                     Six months
                                                   ended June 30,
                                               1999             1998
                                               ----             ----
                                               2.36             4.27

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary gain; (1) less undistributed income of equity investees which are less than 50% owned, (2) plus the minority interest of majority-owned subsidiaries with fixed charges and (3) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The decrease in the Company's ratio of earnings to fixed charges in 1999 is partially attributable to the $89,884 pre-tax restructuring charge recorded during the first quarter of 1999 (see note 10). Without the restructuring charge, the ratio of earnings to fixed charges would have been 3.03.

8.  SEGMENT REPORTING

The Company's operations are service based and geographically based. The Company's primary reportable operating segments presented below are based on services and include funeral, cemetery, and insurance operations. The Company's geographic segments include North America, France, other Europe and other Foreign. The Company conducts funeral operations in all geographical regions, cemetery operations in all regions except France, and insurance operations in North America and France.

     The Company's reportable segment information was as follows:

                                                                                                        Reportable
                                                           Funeral         Cemetery      Insurance       Segments
                                                         -----------      ----------     ----------     -----------
Revenues from external customers:
     Three months ended June 30,
     1999 .........................................       $  483,178       $257,168       $ 84,400       $  824,746
     1998 .........................................          448,365        216,828         19,992          685,185
     Six months ended June 30,
     1999 .........................................       $1,057,819       $509,026       $156,196       $1,723,041
     1998 .........................................          918,327        422,769         38,318        1,379,414
                                                          ----------       --------       --------       ----------
Income from operations:
     Three months ended June 30,
     1999 .........................................       $   82,775       $ 84,021       $ 10,252       $  177,048
     1998 .........................................           92,843         90,864          1,666          185,373
     Six months ended June 30,
     1999 .........................................       $  213,795       $161,821       $ 17,553       $  393,169
     1998 .........................................          223,369        172,117          3,832          399,318
                                                          ----------       --------       --------       ----------

The following table reconciles reportable segment income from operations shown above to the Company's consolidated income before income taxes and extraordinary gain:

                                                               Three months ended                 Six months ended
                                                                    June 30,                          June 30,
                                                             1999            1998              1999             1998
                                                           ---------        ---------        ---------        ---------
Income from operations:
     Reportable segments ................................. $ 177,048        $ 185,373        $ 393,169        $ 399,318
     Other financial services income from operations .....     2,537            2,317            5,287            4,500
     General and administrative expenses .................   (16,807)         (17,251)         (36,517)         (34,259)
     Restructuring charge ................................        --               --          (89,884)              --
                                                           ---------        ---------        ---------        ---------
Income from operations ...................................   162,778          170,439          272,055          369,559
     Interest expense ....................................   (56,761)         (40,464)        (114,209)         (78,174)
     Other income ........................................    12,780           10,528           27,368           17,179
                                                           ---------        ---------        ---------        ---------
Income before income taxes and extraordinary gain ........ $ 118,797        $ 140,503        $ 185,214        $ 308,564
                                                           =========        =========        =========        =========

 The Company's geographic segment information was as follows:

                                                             North                         Other         Other
                                                            America         France         Europe        Foreign         Total
                                                          -----------     ---------      ----------     ---------     -----------
Revenues from external customers:
     Three months ended June 30,
     1999 .........................................       $  574,257       $141,330       $ 72,133       $42,516       $  830,236
     1998 .........................................          442,651        159,005         62,680        25,894          690,230
     Six months ended June 30,
     1999 .........................................       $1,186,575       $309,908       $160,865       $76,944       $1,734,292
     1998 .........................................          916,690        298,093        126,014        48,277        1,389,074
                                                          ----------       --------       --------       -------       ----------
Income from operations before restructuring charge:
     Three months ended June 30,
     1999 .........................................       $  129,511       $ 14,977       $  6,155       $12,135       $  162,778
     1998 .........................................          138,784         18,426          7,358         5,871          170,439
     Six months ended June 30,
     1999 .........................................       $  285,176       $ 35,724       $ 22,333       $18,706       $  361,939
     1998 .........................................          308,959         30,882         19,430        10,288          369,559
                                                          ----------       --------       --------       -------       ----------
Income from operations:
     Three months ended June 30,
     1999 .........................................       $  129,511       $ 14,977       $  6,155       $12,135       $  162,778
     1998 .........................................          138,784         18,426          7,358         5,871          170,439
     Six months ended June 30,
     1999 .........................................       $  232,111       $ 14,857       $  9,171       $15,916       $  272,055
     1998 .........................................          308,959         30,882         19,430        10,288          369,559
                                                          ----------       --------       --------       -------       ----------
Operating locations at June 30:
     1999 .........................................            2,298          1,233            826           185            4,542
     1998 .........................................            1,790          1,163            780           155            3,888

Included in the North America figures above are the following United States amounts:

                                                             Three months ended              Six months ended
                                                                  June 30,                        June 30,
                                                           1999           1998             1999           1998
                                                         ---------      ---------       ---------      ---------
Revenues from external customers .................       $555,189       $422,945       $1,145,479       $875,971
Income from operations before restructuring charge        123,939        134,350          275,450        298,154
Income from operations ...........................        127,143        134,350          223,342        298,154
Operating locations ..............................             --             --            2,142          1,638

9.       EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are presented below:

                                                           Three months ended             Six months ended
                                                                June 30,                     June 30,
                                                          1999           1998           1999          1998
                                                        --------       --------       --------       --------
Income (numerator):
     Income before extraordinary gain - basic .......   $ 76,013       $ 90,948       $117,896       $199,734
     After tax interest on convertible debentures ...        195            399            327            770
                                                        --------       --------       --------       --------
     Income before extraordinary gain - diluted .....   $ 76,208       $ 91,347       $118,223       $200,504
Shares (denominator):
     Shares - basic .................................    272,013        255,004        272,502        254,820
        Stock options and warrants ..................      1,127          4,593          1,210          4,792
        Convertible debentures ......................      1,447          2,143          1,300          2,142
                                                        --------       --------       --------       --------
     Shares - diluted ...............................    274,587        261,740        275,012        261,754

Earnings per share before extraordinary gain:
     Basic ..........................................   $    .28       $    .36       $    .43       $    .78
     Diluted ........................................   $    .28       $    .35       $    .43       $    .77

10.      RESTRUCTURING CHARGE

During the first quarter of 1999, the Company recorded a pre-tax restructuring charge of $89,884, related to a cost rationalization program initiated in 1999. The $89,884 charge relates to the following: (1) severance costs of $56,757; (2) a charge of $19,123 for terminated projects representing costs associated with certain construction projects that have been cancelled ($2,153) and costs associated with acquisition due diligence which will no longer be pursued ($16,970); (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives.

     The $56,757 for severance costs is related to the termination of five executive contractual relationships and the involuntary termination of approximately 100 employees in North America (of which approximately 20 were located in the corporate office), 600 employees in France, 85 employees in other European operations and 10 employees in other foreign operations. The positions terminated were both operational and administrative in nature and the severance costs are expected to be paid out over the next 9 to 15 months. The severance costs related to the executive contractual relationships will be paid out according to the terms of the respective agreements and will extend through 2005.

     At June 30, 1999 approximately $28,731 remained in accrued liabilities, of which $27,183 related to severance costs and $1,548 related to cancellation fees and remaining non-cancellable payments on operating leases. During the three months ended June 30, 1999, the Company made payments totaling $7,103 relating to severance and $1,271 relating to cancellation fees and non-cancellable leases.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE AMOUNTS)


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

RESULTS OF OPERATIONS:

                        THREE MONTHS ENDED JUNE 30, 1999
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

For the quarter ended June 30, 1999, the Company reported revenues of $830,236, representing a 20.3% increase compared to $690,230 from the second quarter of 1998. Gross profits in the second quarter of 1999 decreased 4.3% to $179,585, compared to $187,690 in 1998. For the three months ended June 30, 1999 the Company reported net income of $76,013 and diluted earnings per share of $.28 ($.28 basic). The Company reported net income of $90,948 and diluted earnings per share of $.35 ($.36) for the comparable period in 1998.

THE FOLLOWING FACTORS CONTRIBUTED TO THE RESULTS FOR THE SECOND QUARTER OF
1999:

o Comparable funeral service volume for the Company's worldwide funeral operations was 1.8% below comparable funeral service volume for the second quarter of 1998. Comparable funeral service volume for North America in the second quarter of 1999 was equivalent to the comparable funeral service volume in the second quarter of 1998. Comparable funeral service volume in the Company's France and United Kingdom funeral service locations for the second quarter of 1999 was 2.3% and 5.6% , respectively, below the second quarter of 1998.

o The average revenue per funeral service for all locations in North America increased approximately 1.7% per funeral in the second quarter of 1999 when compared to the second quarter of 1998. On a comparable location basis, the average revenue per funeral service in North America decreased approximately 1.0% when compared to the second quarter of 1998. The average revenue per funeral service from comparable locations in France and the United Kingdom in the second quarter of 1999 increased .4% and decreased 6.9%, respectively, compared to the second quarter of 1998, partially reflecting negative foreign currency fluctuations.

o Foreign currency fluctuations negatively impacted revenues and operating income for the second quarter of 1999 by $8,472 and $1,380, respectively, compared to the rates in effect for the second quarter of 1998.

o Realized investment earnings and capital gains related to cemetery trust funds were $20,622 in the second quarter of 1999 compared to $23,711 for the same period of 1998.

o In the second quarter of 1999, total preneed cemetery revenues in North America increased 8.2% to $129,879 compared to $120,032 reported for the same period of 1998. Preneed and atneed cemetery revenues at comparable locations in North America declined 3.0% compared to the same period of 1998.

o The Company's consolidated gross margin was 21.6% (17.1% funeral, 32.7% cemetery, 14.2% financial services) for the second quarter of 1999 compared to 27.2% (20.8% funeral, 41.9% cemetery, 15.9% financial services) for the second quarter of 1998.

     Information for the Company's three lines of business was as follows:

                                                      Three months ended June 30,                  Increase    % Increase
                                                    1999                     1998                 (decrease)    (decrease)
                                                 -----------             ------------             -----------   ----------
        Revenues:
           Funeral...........................    $   483,178             $     448,365             $   34,813        7.8%
           Cemetery..........................        257,168                   216,828                 40,340       18.6
           Financial services................         89,890                    25,037                 64,853      259.0
                                                 -----------             -------------             ----------
                                                 $   830,236             $     690,230             $  140,006       20.3%
                                                 ===========             =============             ==========

        Gross profit and margin percentage:
           Funeral...........................    $    82,775   17.1%     $      92,843    20.7%    $  (10,068)     (10.8)%
           Cemetery..........................         84,021   32.7             90,864    41.9         (6,843)      (7.5)
           Financial services................         12,789   14.2              3,983    15.9          8,806      221.1
                                                 -----------             -------------             ----------
                                                 $   179,585   21.6%     $     187,690    27.2%    $   (8,105)      (4.3)%
                                                 ===========             =============             ==========

FUNERAL

     Funeral revenues were as follows:

                                                              Three months ended June 30,         Increase    % Increase
                                                             1999                     1998        (decrease)    (decrease)
                                                         -----------             ------------    -----------   ----------
     North America...................................   $    284,540             $    238,832    $   45,708       19.1%
     France   .......................................        116,994                  139,013       (22,019)     (15.8)
     Other European..................................         63,727                   56,389         7,338       13.0
     Other foreign...................................         17,917                   14,131         3,786       26.8
                                                        ------------             ------------    -----------
         Total funeral revenues......................   $    483,178             $    448,365    $   34,813        7.8%
                                                        ============             ============    ===========

The $45,708 increase in North American funeral revenue was the result of a $46,941 increase in revenues from new locations (operating locations acquired subsequent to January 1, 1998) and a $501 increase in revenues from comparable locations (representing locations acquired before January 1, 1998), partially offset by a $1,734 decrease in revenues primarily related to operations which have been disposed. The number of funeral services performed at comparable locations was 60,525 and 60,539, respectively, for the three months ended June 30, 1999 and 1998. The increase in revenues from new locations is primarily due to the January 1999 merger with Equity Corporation International ("ECI").

     The $22,019 decrease in French funeral revenue was primarily the result of a $19,131 decrease, or 14.9%, in revenues from comparable locations. The number of funeral services performed at comparable locations in 1999 decreased 2.3% (33,238 in 1999 compared to 34,030 in 1998), which the Company believes is primarily mortality driven since the Company's market share in France reflects an increase over the first quarter of 1999. Additionally, the average French franc to US dollar exchange rate weakened 3.1% during the second quarter in 1999 as compared to the second quarter in 1998.

     The $7,338 increase in other European funeral revenue was the result of a $1,225 increase, or 2.5%, in revenues from comparable locations and a $6,113 increase in revenues from new locations. The increase in revenue from new locations reflects the Company's 1998 acquisitions growth in continental Europe. The increase in revenues from comparable locations was primarily also due to the Company's continental Europe locations, which had a higher average price per funeral service ($1,707 in 1999 compared to $1,452 in 1998), partially offset by a 4.6% decrease in the number of funeral services performed at these locations in 1999.

     The $3,786 increase in other foreign is primarily the result of a $3,424 increase in newly acquired operations in South America.

     Funeral gross margin was as follows:

                                                     Three months ended June 30,
                                                     1999    % of Revenue     1998     % of Revenue      Decrease   % Decrease
                                                 ----------- ------------  ----------  ------------     ----------  ----------
     North America..........................     $    61,813     21.7%     $    66,163      27.7%       $  (4,350)     (6.6)%
     France   ..............................          11,283      9.6           16,760      12.1           (5,477)    (32.7)
     Other European.........................           6,957     10.9            7,039      12.5              (82)     (1.2)
     Other foreign..........................           2,722     15.2            2,881      20.4             (159)     (5.5)
                                                 -----------               -----------                  ---------
         Total funeral gross margin.........     $    82,775     17.1%     $    92,843      20.7%       $ (10,068)    (10.8)%
                                                 ===========               ===========                  =========

     The decrease in North American funeral margin dollars and percentage was primarily the result of increases in operating expenses, coupled with flat volumes and no change in the average revenue per funeral service at comparable locations. The decline in comparable funeral margin dollars was partially offset by increased margin dollars contributed by new locations.

     The decrease in French funeral margin dollars and percentage was primarily the result of lower operating margins related to monument sales activities and decreased funeral services performed which reduced profits due to the Company's funeral fixed cost structure.

     The decrease in other European gross margin percentage is primarily due to a decrease in the gross margin percentage reported by the Company's United Kingdom operations (resulting from fewer funeral services performed quarter over quarter and the impact of strategic pricing initiatives during August
1998).

CEMETERY

     Cemetery revenues were as follows:

                                                          Three months ended June 30,
                                                             1999             1998         Increase       % Increase
                                                          ----------     -----------     -----------      -----------
     North America...................................     $  224,163     $   198,774     $    25,389          12.8%
     Other European..................................          8,406           6,291           2,115          33.6
     Other foreign...................................         24,599          11,763          12,836         109.1
                                                          ----------     -----------     -----------
         Total cemetery revenues.....................     $  257,168     $   216,828     $    40,340          18.6%
                                                          ==========     ===========     ===========

     The $25,389 increase in North American cemetery revenue was primarily the result of an $8,463 increase in revenues from comparable locations (which consists of preneed and atneed sales and proceeds from the sale of undeveloped cemetery property), a $21,384 increase in revenues from new locations, partially offset by a $3,089 decrease in realized gains and income from cemetery merchandise trust funds. The decrease in realized gains and income from cemetery merchandise trust funds is consistent with the decrease in equity returns experienced by the Company's investment portfolio and certain other broad equity indices, and declines in interest rates over the comparable periods.

     The $2,115 increase in other European revenue is primarily due to a $1,734 increase in revenues from new locations.

     The $12,836 increase in other foreign cemetery revenue was primarily the result of revenue increases from the Company's recently acquired South American operations.

     Cemetery gross margin was as follows:

                                                     Three months ended June 30,                       Increase     % Increase
                                                     1999    % of Revenue     1998     % of Revenue   (decrease)    (decrease)
                                                ------------ ------------  ----------  ------------   -----------   ----------
     North America..........................     $    72,429     32.3%     $    85,470      43.0%    $  (13,041)      (15.3)%
     Other European.........................           2,179     25.9            2,404      38.2           (225)       (9.4)
     Other foreign..........................           9,413     38.3            2,990      25.4          6,423       214.8
                                                 -----------               -----------               ----------
         Total cemetery gross margin........     $    84,021     32.7%     $    90,864      41.9%    $   (6,843)       (7.5)%
                                                 ===========               ===========               ==========

     The decrease in North American cemetery margin dollars and percentage was primarily the result of increased property and merchandise costs and selling expense due to strategic changes in product mix, and reduced realized gains and income from cemetery merchandise trust funds discussed above. The Company believes the strategic change to increase the mix of heritage property sales such as lots, lawn crypts, and mausoleums spaces will increase market share in the future.

     The $6,423 increase in other foreign cemetery margin dollars was primarily the result of increases in margin dollars from the Company's recently acquired South American operations.

FINANCIAL SERVICES

     The financial services division represents a combination of the Company's insurance operations, prearranged funeral and cemetery trust administration, investment management, and the lending activities of Provident Services, Inc. ("Provident").

     Financial services revenues were as follows:

                                                          Three months ended June 30,
                                                             1999             1998         Increase      % Increase
                                                          ----------     -----------     -----------     -----------
     Insurance:
         North America...............................     $   60,064     $    -          $   60,064
         France......................................         24,336          19,992          4,344         21.7%
                                                          ----------     -----------     ----------
         Total insurance.............................         84,400          19,992         64,408        322.2
     Provident.......................................          5,490           5,045            445          8.8
                                                          ----------     -----------     ----------
         Total financial services revenues...........     $   89,890     $    25,037     $   64,853        259.0%
                                                          ==========     ===========     ==========

     Financial services gross margin was as follows:

                                                     Three months ended June 30,
                                                     1999    % of Revenue     1998     % of Revenue    Increase     % Increase
                                                ------------ ------------  ----------  ------------   -----------   ----------
     Insurance:
      North America............................  $     6,557    10.9%      $    -                    $     6,557
      France  .................................        3,695    15.2             1,666       8.3%          2,029       121.8%
                                                 -----------               -----------               -----------
      Total insurance..........................       10,252    12.1             1,666       8.3           8,586       515.4
     Provident.................................        2,537    46.2             2,317      45.9             220         9.5
                                                 -----------               -----------               -----------
      Total financial services gross margin....  $    12,789    14.2%      $     3,983      15.9%    $     8,806       221.1%
                                                 ===========               ===========               ===========

     The increase in North American insurance revenue and gross margin is primarily due to the acquisition of American Memorial Life Insurance Co. effective July 1998.

     The increase in French insurance revenue and gross margin is due to increased production and increased investment income.

     Provident reported a gross margin of $2,537 for the three months ended June 30, 1999, compared to $2,317 for the same period in 1998. Provident's average outstanding loan portfolio during the current period increased to $271,659 compared to $220,062 in 1998, however, the average interest rate spread decreased to 2.46%, compared to 3.17% in 1998.

OTHER INCOME AND EXPENSES

General and administrative expenses decreased $444 to $16,807, compared to $17,251 in the second quarter of 1998. The decrease was related to reduced corporate expenses as a result of the restructuring in the first quarter of 1999, but was partially offset by increased professional fees and information technology costs. Expressed as a percentage of revenues, general and administrative expenses decreased to 2.0% for the three months ended June 30, 1999, compared to 2.5% for the comparable period in 1998.

     Interest expense, which excludes the amount incurred by Provident, increased $16,297 or 40.3% period to period. The increased interest expense primarily reflects the Company's funding of acquisitions with debt.

     The provision for income taxes reflected a 36.0% effective tax rate for the three months ended June 30, 1999, compared to a 35.3% effective tax rate for the comparable period in 1998. The increase in the effective tax rate is due primarily to higher tax rates for the Company's recently acquired ECI operations.

                         SIX MONTHS ENDED JUNE 30, 1999
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Information for the Company's three lines of business was as follows:

                                                       Six months ended June 30,                   Increase     % Increase
                                                    1999                     1998                 (decrease)    (decrease)
                                                 -----------             -------------             ----------   ----------
        Revenues:
           Funeral...........................    $ 1,057,819             $     918,327             $  139,492       15.2%
           Cemetery..........................        509,026                   422,769                 86,257       20.4
           Financial services................        167,447                    47,978                119,469      249.0
                                                 -----------             -------------             ----------
                                                 $ 1,734,292             $   1,389,074             $  345,218       24.9%
                                                 ===========             =============             ==========

        Gross profit and margin percentage:
           Funeral...........................    $   213,795   20.2%     $     223,369    24.3%    $   (9,574)      (4.3)%
           Cemetery..........................        161,821   31.8            172,117    40.7        (10,296)      (6.0)
           Financial services................         22,840   13.6              8,332    17.4         14,508      174.1
                                                 -----------             -------------             ----------
                                                 $   398,456   23.0%     $     403,818    29.1%    $   (5,362)      (1.3)%
                                                 ===========             =============             ==========

FUNERAL

     Funeral revenues were as follows:

                                                            Six months ended June 30,
                                                             1999             1998         Increase      % Increase
                                                          ----------     -----------     -----------     -----------
     North America...................................   $    617,738     $    517,270   $   100,468         19.4 %
     France   .......................................        264,058          259,775         4,283          1.6
     Other European..................................        142,606          113,782        28,824         25.3
     Other foreign...................................         33,417           27,500         5,917         21.5
                                                        ------------     ------------   -----------
         Total funeral revenues......................   $  1,057,819     $    918,327   $   139,492         15.2%
                                                        ============     ============   ===========

     The $100,468 increase in North American funeral revenue was the result of a $103,575 increase in revenues from new locations (representing locations acquired subsequent to January 1, 1998) and a $2,128 increase in revenues from constructed facilities, partially offset by a $7,067 decrease in revenues related to operations which have been disposed. The increase in revenue from new locations is primarily due to the January 1999 merger with Equity Corporation International ("ECI").

     The $4,283 increase in French funeral revenue was the result of a slight increase in the number of funerals performed in France (76,663 in 1999 compared to 76,097 in 1998), and an increase in the average sales price in 1999 ($2,046 compared to $1,965).

     The $28,824 increase in other European funeral revenue was the result of a $7,388, or 7.0%, increase in revenues from comparable locations and a $21,946 increase in revenues from new locations. The growth in comparable revenue is primarily due to a $6,191 increase in comparable revenue reported by the Company's United Kingdom operations. The growth in revenues reported by new locations is primarily the result of acquisitions in Continental Europe.

     The $5,917 increase in other foreign funeral revenue was the result of a $6,198 increase in revenues at new locations. The increase in revenues at new locations was primarily due to an increase in the number of funerals performed at the Company's South American locations.

     Funeral gross margin was as follows:

                                                     Six months ended June 30,                         Increase     % Increase
                                                     1999    % of Revenue     1998     % of Revenue   (decrease)    (decrease)
                                                ------------ ------------  ----------  ------------   -----------   ----------
     North America..........................     $   160,169     25.9%     $   172,452      33.3%       $  (12,283)    (7.1)%
     France   ..............................          28,896     10.9           27,050      10.4             1,846      6.8
     Other European.........................          19,750     13.8           18,747      16.5             1,003      5.4
     Other foreign..........................           4,980     14.9            5,120      18.6              (140)    (2.7)
                                                 -----------               -----------                  ----------
         Total funeral gross margin.........     $   213,795     20.2%     $   223,369      24.3%       $   (9,574)    (4.3)%
                                                 ===========               ===========                  ==========

     The decrease in North American funeral margin dollars and percentage was primarily the result of increases in operating expenses at both comparable and new locations. Comparable locations experienced increases in operating expenses, coupled with flat volumes and no change in the average revenue per funeral service. The decline in comparable funeral margin dollars was partially offset by new locations added in the January 1999 merger with Equity Corporation International ("ECI").

CEMETERY

     Cemetery revenues were as follows:

                                                            Six months ended June 30,
                                                             1999             1998         Increase      % Increase
                                                          ----------     -----------     -----------     -----------
     North America...................................     $  447,240     $   389,760     $    57,480          14.7%
     Other European..................................         18,259          12,232           6,027          49.3
     Other foreign...................................         43,527          20,777          22,750         109.5
                                                          ----------     -----------     -----------
      Total cemetery revenues........................     $  509,026     $   422,769     $    86,257          20.4%
                                                          ==========     ===========     ===========

     The $57,480 increase in North American cemetery revenue was the result of a $28,743 increase in revenues from comparable locations (which consists of preneed and atneed sales and proceeds from the sale of undeveloped cemetery property) and a $43,891 increase in revenues from new locations. Partially offsetting these increases was a $14,106 reduction in realized gains and, income from cemetery merchandise trust funds.

     Other European cemetery revenue increased $6,027 in 1999. This increase reflects continued growth in continental Europe. Revenues from the Company's Belgium and Netherlands operations increased to $3,284 in 1999, compared to $426 in 1998, an increase of $2,858. In addition the Company's United Kingdom revenue increased $3,037 in 1999, or 25.8% ($14,807 in 1999 compared to $11,770 in 1998).

     The $22,750 increase in other foreign cemetery revenue was primarily the result of revenue increases from the Company's recently acquired South America operations.

     Cemetery gross margin was as follows:

                                                     Six months ended June 30,                         Increase     % Increase
                                                     1999    % of Revenue     1998     % of Revenue   (decrease)    (decrease)
                                                ------------ ------------  ----------  ------------   -----------   ----------
     North America..........................     $   141,759     31.7%     $   162,491      41.7%
                                                                                                     $  (20,732)      (12.8)%
     Other European.........................           6,336     34.7            4,458      36.4          1,878        42.1
     Other foreign..........................          13,726     31.5            5,168      24.9          8,558       165.6
                                                 -----------               -----------               ----------
         Total cemetery gross margin........     $   161,821     31.8%     $   172,117      40.7%    $  (10,296)       (6.0)%
                                                 ===========               ===========               ==========

     The decrease in North American cemetery margin dollars and percentage was primarily the result of a reduction in realized gains and income from cemetery merchandise trust funds, and increases in merchandise costs and selling and commission expenses.

FINANCIAL SERVICES

     The financial services division represents a combination of the Company's insurance operations, prearranged funeral and cemetery trust administration, investment management, and the lending activities of Provident Services, Inc. ("Provident").

     Financial services revenues were as follows:

                                                            Six months ended June 30,
                                                             1999             1998         Increase      % Increase
                                                          ----------     -----------     -----------     -----------
     Insurance:
      North America............................           $ 110,346      $   -               $  110,346
      France  .................................              45,850          38,318               7,532         19.7%
                                                          ---------      ----------          ----------
      Total insurance..........................             156,196          38,318             117,878        307.6
     Provident.................................              11,251           9,660               1,591         16.5
                                                          ---------      ----------          ----------
      Total financial services revenues........           $ 167,447      $   47,978          $  119,469        249.0%
                                                          =========      ==========          ==========


     Financial services gross margin was as follows:

                                                     Six months ended June 30,
                                                     1999    % of Revenue     1998     % of Revenue    Increase     % Increase
                                                ------------ ------------  ----------  ------------   -----------   ----------
     Insurance:
      North America............................  $    10,724     9.7%      $    -                    $    10,724
      France  .................................        6,829    14.9             3,832      10.0%          2,997        78.2%
                                                 -----------               -----------               -----------
      Total insurance..........................       17,553    11.2             3,832      10.0          13,721       358.1
      Provident.................................       5,287    47.0             4,500      46.6             787        17.5
                                                 -----------               -----------               -----------
      Total financial services gross margin....  $    22,840    13.6%      $     8,332      17.4%    $    14,508       174.1%
                                                 ===========               ===========               ===========

     The increase in North American insurance revenue and gross margin is primarily due to the acquisition of American Memorial Life Insurance Co. effective July 1998.

     The increase in French insurance revenue and gross margin is due to increased production and increased investment income.

     Provident reported a gross margin of $5,287 for the six months ended June 30, 1999 compared to $4,500 for the same period in 1998. Provident's average outstanding loan portfolio during the current period increased to $279,272 compared to $213,009 in 1998, however, the average interest rate spread decreased to 2.66%, compared to 3.12% in 1998.

OTHER INCOME AND EXPENSES

General and administrative expenses increased $2,258 to $36,517, compared to $34,259 in the six months ended June 30, 1998. The increase primarily relates to increased professional expenses partially offset by lower salary costs. Expressed as a percentage of revenues general and administrative expenses decreased to 2.1% for the six months ended June 30, 1999, compared to 2.5% for the comparable period in 1998.

     Interest expense, which excludes the amount incurred by Provident, increased $36,035 or 46.1% period to period. The increased interest expense primarily reflects the Company's funding of acquisitions with debt.

     The provision for income taxes reflected a 36.3% effective tax rate for the six months ended June 30, 1999, compared to a 35.3% effective tax rate for the comparable period in 1998. The increase in the effective tax rate is due primarily to higher tax rates for the Company's recently acquired ECI operations.

     During the first quarter 1999, the Company recorded a pre-tax restructuring charge of $89,884, related to a cost rationalization program initiated in 1999. The $89,884 charge relates to the following: (1) severance costs of $56,757 related to approximately 800 employees worldwide; (2) a charge of $19,123 for terminated projects representing costs associated with certain construction projects that have been cancelled ($2,153) and costs associated with acquisition due-diligence which will no longer be pursued ($16,970); (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives.

     At June 30, 1999 approximately $28,731 remained in accrued liabilities, of which $27,183 related to severance costs and $1,548 related to cancellation fees and remaining non-cancelable payments on operating leases. Payments of these accrued liabilities will occur through 2005. The Company does not expect these payments will have a significant effect on its liquidity or financial position.

     The effect of the above cost rationalization program, coupled with other cost reduction initiatives, is expected to produce future annualized cost savings of at least $60,000, on a pre-tax basis, primarily from the reduction of personnel and facility costs.

FINANCIAL CONDITION AND LIQUIDITY AT JUNE 30, 1999:

General

Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Securities and Exchange Commission (the "Commission"). The Company believes cash from operations, additional funds available under its revolving credit agreements, and proceeds from public and private offerings of securities will be sufficient to continue its anticipated acquisition program and operating policies. Excluding the ECI transaction, for the six-month period ended June 30, 1999, the Company acquired 60 funeral service locations, 11 cemeteries and 2 crematoria for an aggregate purchase price of approximately $77,800. As of July 21, 1999, the Company has received signed letters of intent to acquire an additional 31 funeral service locations, 4 cemeteries and 1 crematoria for an aggregate purchase price of approximately $25,297. Combined, these businesses are expected to produce approximately $67,931 in annualized revenues. Additionally, in January 1999, the Company merged with ECI in a stock-for-stock transaction in which ECI shareholders received 15,500,824 shares of Company common stock valued at approximately $557,000 and approximately 1,200,000 options to purchase Company common stock valued at approximately $8,628. In connection with the merger, the Company assumed approximately $310,000 of ECI indebtedness. The ECI merger added 359 funeral homes and 80 cemeteries.

     At June 30, 1999, the Company had net working capital of $296,292 and a current ratio of 1.41:1, compared to working capital of $578,755 and a current ratio of 1.92:1 at December 31, 1998.

SOURCES AND USES OF CASH

Cash flows from operating activities: Net cash provided by operating activities was $219,149 for the six months ended June 30, 1999, compared to $153,903 for the same period in 1998, an increase of $65,246. Significant components of cash flow provided by operating activities for the six months ended June 30, 1999 included: (1) net income adjusted for non-cash items, (2) the original $89,884 pre-tax restructuring provision (of which $28,731 remains at June 30, 1999 and the decrease is reflected through the change in payables and other liabilities), partially offset by (3) an increase in receivables of $114,316 primarily attributed to the sales of preneed cemetery products and services ($270,033 for the six months ended June 30, 1999) which are usually financed on an installment basis in excess of 12 months.

     Cash flows from investing activities: Net cash used in investing activities was $300,154 for the six months ended June 30, 1999, compared to $465,097 for the same period in 1998, a decrease in the use of cash of $164,943. Significant components of cash used in investing activities for the six months ended June 30, 1999 included $116,861 in capital expenditures and $121,857 of purchases in excess of sales of securities at the Company's insurance subsidiaries. One of the subsidiaries had a significant cash position at December 31, 1998 and the excess cash was used to purchase securities.

Cash flows from financing activities: Net cash used in financing activities was $148,135 for the six months ended June 30, 1999, compared to net cash provided by financing activities of $339,843 for the same period in 1998, an increase in the use of cash of $487,978. Significant components of cash used in financing activities for the six months ended June 30, 1999 included $365,936 for the early extinguishment of certain floating rate debt and the ECI convertible debentures, as well as $160,254 to repay other debt assumed in connection with the ECI merger.

     As of June 30, 1999, the Company's debt to capitalization ratio was 52.7% compared to 55.0% at December 31, 1998 (51.1% and 53.6%, respectively, excluding Provident). The interest rate coverage ratio for the six months ended June 30, 1999 was 3.29:1 (excluding the 1999 restructuring charge of $89,884), compared to 4.72:1 for the same period in 1998. Though the level of acquisition activity is expected to slow from the 1998 level, the Company still believes that the acquisition of funeral, cemetery and financial services operations funded with debt or Company common stock is a prudent business strategy given the stable cash flow generated and the low failure rate exhibited by these types of businesses. The Company believes these acquired firms are capable of servicing the additional debt and providing a sufficient return on the Company's investment.

     The Company expects adequate sources of funds to be available to finance its future operations and acquisitions through internally generated funds, borrowings under credit facilities and the issuance of securities. As of June 30, 1999, the Company had approximately $653,000 of available borrowings under its primary revolving credit agreements. As of June 30, 1999, the Company also had the ability to issue $900,000 in securities registered with the Commission under a shelf registration. In addition, 12,870,000 shares of common stock and a total of $187,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions.

PREARRANGED FUNERAL SERVICES

The Company sells price guaranteed prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase life insurance or annuity contracts. The amounts paid into trust funds or premiums paid on insurance contracts on such prearranged funeral contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance and annuity-funded contracts also increase the amount of cash to be received upon performance of the funeral.

     The total value of unperformed prearranged funeral contracts includes contracts that are trust funded or to be funded by third party insurance companies, or funded by the Company's insurance subsidiaries. The total value represents the original contract values plus any accumulated trust fund earnings or increasing insurance benefits. At June 30, 1999, the total value of unperformed prearranged funeral revenues expected to be recognized in future periods was $4,216,814 which is a 12.4% increase over the December 31, 1998 balance of $3,751,850. The majority of the increase from December 31, 1998 relates to acquisitions. The remainder of the increase relates to additional prearranged funeral contract sales, accumulated trust fund earnings and increasing insurance benefits. Such increases are offset primarily by maturities and unfavorable foreign currency fluctuations.

     The Company's investment program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any obtaining costs. The investment portfolio is allocated to the appropriate investments that more accurately match the anticipated maturity of the contracts. The Company anticipates an asset allocation of approximately 65% equity and 35% fixed income on the trust funds and primarily fixed income investments on insurance portfolios.

     The sales of prearranged funeral contracts afford the Company the opportunity to protect both current market share and mix as well as expand market share in certain markets. The Company believes this will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total North American funerals performed was 27% for the six months ended June 30, 1999 (26% for the six months ended June 30, 1998) and is expected to grow, thereby making the total number of funerals performed more predictable.

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

     The Company has established Y2K Program Offices at its corporate offices in Houston, Texas and Birmingham, England. These program offices, under the direction of senior management, are responsible for advising and monitoring the numerous facets of the Company's Y2K preparations. The Company has engaged an external consulting firm to assist in oversight of the Company's Y2K preparations and various assessment activities associated with discovering the seriousness of the Y2K issue in the Pacific Rim and South America. Additionally, the Company is utilizing internal personnel, contract programmers and testers, as well as other third party vendors, to identify Y2K issues, test and implement the chosen solutions.

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

State of Readiness

The majority of the Company's internal Y2K exposure exists at the corporate office locations where the accounting and processing of the Company's business transactions takes place. Individual operating locations (primarily funeral homes and cemeteries) are substantially technology independent and thus face few Y2K risks from internal systems.

     Production systems: All of the Company's critical production systems have been assessed for Y2K readiness. Seventy-five percent of systems identified as needing corrective action have completed the correction and implementation phases and are currently being tested for critical Y2K time periods. The remaining systems are all nearing the end of correction and/or testing and will be implemented in the fourth quarter of 1999.

     Networks: All of the Company's critical computer networks have been assessed for Y2K readiness. Upgrades and replacements are substantially complete in North America and Australia. Critical networks for the Company's European operations are in the process of being upgraded or consolidated with the Company's North American infrastructure. Expectations are that all critical networks will be Y2K ready in the fourth quarter of 1999.

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

     User developed applications: Inventory and discovery for items in this category have been achieved. Very few critical applications were found to have date dependencies. Those that have date dependencies are being tested to ensure no problems arise because of Y2K issues. As these applications often work in tandem with the Company's productions systems, final testing and implementation will coincide with those systems.

     Vendor supplied software: It is the policy of the Company to query each manufacturer of critical "off-the-shelf" software to ascertain the vendor's statement regarding the Y2K readiness of their products. Once the vendor's statement is obtained, upgrades, replacements and testing will be implemented to minimize the risk of Y2K issues arising from the software. Accomplishing Y2K readiness in this category continues to be a challenge as vendors are modifying previously stated positions on existing software, requiring customers to install patches or upgrades to achieve full Y2K readiness. The Company continues to apply new software patches from third party vendors as they are reported necessary, and will do so until November when all systems will be frozen from further modifications to prepare for the transition to the year 2000.

     Facilities and telecommunications: The Company recognizes the potential for Y2K issues to arise from embedded technology systems which may be in use at its numerous facilities. Telecommunications equipment has proven the most vulnerable, and plans are in place to upgrade and/or replace equipment as necessary. Assessment and correction are complete at the Company's headquarters and most international operating locations. North American operating locations have begun inventory and assessment activities and are expected to have all critical facilities and telecommunication systems Y2K ready in the fourth quarter of 1999.

     Supply chain: Due to the Company's disparate locations and methods of operation, assessing the Y2K readiness of the Company's supply chain must occur at both the corporate level (for core supply chain relationships) and the local level (for those relationships unique to a location). Inventory and discovery have been completed at a number of operating locations and is completed at the Company's headquarters. Activities are now underway to assign criticality to both corporate and local supply relationships and additional efforts are being expended to ascertain the Y2K readiness of critical suppliers. Contingency plans for critical suppliers are being formulated.

Costs

(Consistent with dollar representation in other parts of this filing, dollars are represented in thousands.) The aggregate costs for the Company to achieve Y2K readiness are not expected to exceed $20,000 of which $3,800 represents lease payments which will be incurred from 2000-2002. All costs associated with Y2K readiness are expected to be funded from operating cash flows. The Company's actual costs incurred associated with Y2K readiness through June 30, 1999 are estimated at $11,300.

     In an effort to report material costs related to the Company's Y2K effort, the Company has adopted a policy of capturing all contractor expenses and internal costs for dedicated resources (those working exclusively on Y2K issues). As such, the Company acknowledges that there are many internal resources working part-time on Y2K-related issues for which no payroll or overhead costs are being reported.

Risks

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

     At this time, the Company has no substantiated reason to believe that one or more key third party suppliers will not be able to meet their obligations to the Company after January 1, 2000; therefore, the Company believes that the "most reasonably likely worst case scenario" would occur if deployment of the Company's newly remediated proprietary funeral home POS/contract system being installed at all North American locations was not completed by December 31, 1999. The

Company's approach to deploying this new system calls for implementation in those clusters which have the highest transaction volumes first. Using such a plan, should deployment to all locations not be achieved by December 31, 1999, such an occurrence would not be materially disruptive to the Company. Locations not receiving the new system by the end of the year would forward transaction information to a location with input capability.

Contingency Plans

Because of the many uncertainties that exist, it is part of the Company's Y2K preparation methodology that contingency plans be established for critical systems in each of the categories outlined above. Contingency planning is being approached both from an IT perspective and from a business perspective. IT plans encompass each critical system and will outline a course of action should a date related problem occur. Business plans encompass each critical business function and will outline a course of action should a supporting computer system or infrastructure item not be available (i.e., electricity, phone service, etc.). Although these plans are at different stages at the Company's various locations; plans for all critical production systems and for all individual operating locations are expected to be in place in the fourth quarter of 1999.

     In addition to contingency plans, the Company is in the process of developing Transition Plans aimed at detailing operations immediately before and after the date change to 2000. These plans include procedures for establishing a Year 2000 Transition Command Center, backing-up critical files, shutting down non-essential processing, staffing, and emergency communications during the transition time period.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133."

     SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 137 during the first quarter of the year ended December 31, 2001.

Cautionary Statement on Forward-looking Statements

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

     1) Changes in general economic conditions both domestically and internationally impacting financial markets (e.g. marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, especially the Company's anticipated cemetery trust revenues and international operations.

     2) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies. Changes in regulations may impact the Company's ability to enter into or expand in new markets.

     3) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.

     4) The Company's ability to identify and complete additional acquisitions on terms that are favorable to the Company, to successfully integrate acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions. The Company's future results may be materially impacted by changes in the level of acquisition activity and integration of these businesses subsequent to acquisition.

     5) The Company's ability to successfully implement certain cost initiatives, including the cost initiatives previously announced during the first quarter of 1999, as well as changes in domestic and international political and/or regulatory environments which could negatively effect the implementation of the Company's cost initiatives.

     6) The Company's ability to increase volume through its facilities via its strategic marketing and revenue initiatives.

     7) The Company's ability to successfully leverage its substantial purchasing power with certain vendors of the Company.

     8) The ability of the Company, or its critical third-party suppliers, to adequately complete "Y2K" preparation efforts. "Y2K" refers to the inability of some computer programs and computer-based microprocessors to correctly interpret the century from a date in which the year is represented by only two digits.

The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

                       SERVICE CORPORATION INTERNATIONAL
                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The following discussion describes the class action lawsuits as of August 6, 1999 which were previously reported in the Company's Form 10-K for the year ended December 31, 1998:

         Civil Action H-99-0280; In Re Service Corporation International; In the United States District Court for the Southern District of Texas, Houston Division ("the Consolidated Lawsuit"). The Consolidated Lawsuit is pending before Judge Lynn N. Hughes and includes all 21 class action lawsuits that were filed in the Southern District of Texas and two class action lawsuits that were originally brought in the United States District Court for the Eastern District of Texas, Lufkin Division. The Consolidated Lawsuit currently alleges that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning SCI's operations and financial results. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its very preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Consolidated Lawsuit do not provide a basis for the recovery of damages because the Company has made all required disclosures on a timely basis. The Company intends to aggressively defend the Consolidated Lawsuit.

         9-99-CV58; Charles Fredrick v. Service Corporation International; In the United States District Court for the Eastern District of Texas, Lufkin Division. This additional securities fraud case has been brought against the Company by a former shareholder of Equity Corporation International ("ECI"), alleging causes of action exclusively under Texas statutory and common law. The Company has requested that the case be transferred to the Southern District of Texas to be consolidated with the Consolidated Lawsuit.

         Pending Motion in the Consolidated Lawsuit. An uncontested motion for class certification, which is scheduled for hearing on August 17, 1999, indicates that the First Amended Complaint in the Consolidated Lawsuit will be filed on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of Company into ECI; (ii) purchased shares of Company common stock during the period July 17, 1998 through January 26, 1999 ("the Class Period"); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI; and (vi) held Company employee stock options granted during the Class Period. Excluded from the foregoing categories are the individual defendants referred to below, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period. The motion for class certification indicates that the First Amended Complaint in the Consolidated Lawsuit will name as defendants the Company and three of the Company's current or former executive officers or directors: Robert L. Waltrip, L. William Heiligbrodt and George R. Champagne.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 13, 1999, the Company held its annual meeting of shareholders and the shareholders elected four directors. The shares voting on the director nominees were cast as follows:

                                                                               Abstentions or           Broker
                           Nominee                          Votes For          Votes Withheld          Non-votes
                           -------                          ---------          --------------          ---------
         Jack Finkelstein.............................      224,882,103           11,647,153              -0-
         James H. Greer...............................      224,876,571           11,652,685              -0-
         Clifton H. Morris, Jr........................      225,023,707           11,505,549              -0-
         W. Blair Waltrip.............................      224,789,614           11,739,642              -0-

         In addition, the shareholders approved the Company's Amended 1996 Incentive Plan which is described in the Company's proxy statement dated April 13, 1999. The shares voting were cast as follows:

                                                                                            Abstentions
                                                                                              Or Votes         Broker
                           Proposal                       Votes For      Votes Against        Withheld       Non-votes
                           --------                       ---------      -------------        --------       ---------
        Amended 1996 Incentive Plan...............       181,076,178       54,416,094        1,036,979           5

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

               4.1 Agreement Appointing A Successor Rights Agent Under Rights Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York.

               12.1 Ratio of earnings to fixed charges for the six months ended June 30, 1999 and 1998.

               27.1     Financial data schedule.

         (b)   Reports on Form 8-K
               There were no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 1999                         SERVICE CORPORATION INTERNATIONAL

                                        By: /s/ George R. Champagne
                                            -----------------------------------
                                            George R. Champagne
                                            Executive Vice President
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.1          Agreement Appointing A Successor Rights Agent Under Rights
               Agreement, dated June 1, 1999, by the Company, Harris Trust and
               Savings Bank and The Bank of New York.

  12.1         Ratio of earnings to fixed charges for the six months ended June
               30, 1999 and 1998.

  27.1         Financial data schedule.