Form 10-Q
period 1999-09-30
SERVICE CORPORATION INTERNATIONAL
filed 1999-11-12
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________


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

The number of shares outstanding of the registrant's common stock as of October 29, 1999, was 272,060,576 (excluding treasury shares).

                        SERVICE CORPORATION INTERNATIONAL


                                      INDEX

Part I.         Financial Information
       Item 1.  Financial Statements
                   Consolidated Statement of Income -
                        Three and Nine Months Ended September 30, 1999 and 1998                                    3

                   Consolidated Balance Sheet -
                        September 30, 1999 and December 31, 1998                                                   4

                   Consolidated Statement of Cash Flows -
                        Nine Months Ended September 30, 1999 and 1998                                              5

                   Consolidated Statement of Stockholders' Equity -
                        Nine Months Ended September 30, 1999                                                       6

                   Notes to Consolidated Financial Statements                                                 7 - 13

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        14 - 27

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        28


Part II.        Other Information

       Item 1.  Legal Proceedings                                                                                 29

       Item 5.  Other Information                                                                                 30

       Item 6.  Exhibits and Reports on Form 8-K                                                                  31

       Signature                                                                                                  32

ITEM 1.  FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME

                                                                              Three Months Ended          Nine Months Ended
                                                                                 September 30,               September 30,
(Dollars in thousands, except per share amounts)                             1999          1998           1999         1998
-----------------------------------------------------------------------------------------------------------------------------
Revenues..............................................................  $   776,845    $  712,520   $ 2,511,137   $ 2,101,594
Costs and expenses ...................................................     (648,200)     (538,814)   (1,984,036)   (1,524,070)
                                                                        -----------    ----------   -----------   -----------
Gross profit .........................................................      128,645       173,706       527,101       577,524

General and administrative expenses ..................................      (19,322)      (15,422)      (55,839)      (49,681)
Restructuring charge .................................................         --            --         (89,884)         --
                                                                        -----------    ----------   -----------   -----------
Income from operations ...............................................      109,323       158,284       381,378       527,843

Interest expense .....................................................      (59,404)      (47,816)     (173,613)     (125,990)
Other income .........................................................         (334)       18,087        27,034        35,266
                                                                        -----------    ----------   -----------   -----------
                                                                            (59,738)      (29,729)     (146,579)      (90,724)
                                                                        -----------    ----------   -----------   -----------
Income before income taxes and extraordinary gain ....................       49,585       128,555       234,799       437,119
Provision for income taxes ...........................................      (17,530)      (45,342)      (84,848)     (154,172)
                                                                        -----------    ----------   -----------   -----------

Income before extraordinary gain .....................................       32,055        83,213       149,951       282,947
Extraordinary gain on early extinguishments of debt
   (net of income taxes of $1,071) ...................................         --            --           1,885          --
                                                                        -----------    ----------   -----------   -----------
Net income ...........................................................  $    32,055   $    83,213   $   151,836   $   282,947
                                                                        ===========   ===========   ===========   ===========

Earnings per share:
     Basic:
                   Income before extraordinary gain ..................  $       .12   $       .32   $       .55   $      1.11
                   Extraordinary gain on early extinguishments
                      of debt ........................................         --            --             .01          --
                                                                        -----------    ----------   -----------   -----------
                   Net income ........................................  $       .12   $       .32   $       .56   $      1.11
                                                                        ===========   ===========   ===========   ===========
     Diluted:
                   Income before extraordinary gain ..................  $       .12   $       .32   $       .55   $      1.08
                   Extraordinary gain on early extinguishments
                      of debt ........................................         --            --             .01          --
                                                                        -----------    ----------   -----------   -----------
                   Net income ........................................  $       .12   $       .32   $       .56   $      1.08
                                                                        ===========   ===========   ===========   ===========

Dividends per share ..................................................  $       .09   $       .09   $       .27   $       .27
                                                                        ===========   ===========   ===========   ===========

Basic weighted average number of shares ..............................      272,060       257,380       272,354       255,673
                                                                        ===========   ===========   ===========   ===========
Diluted weighted average number of shares ............................      273,079       263,416       274,368       262,308
                                                                        ===========   ===========   ===========   ===========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                  September 30,    December 31,
(Dollars in thousands, except share amounts)                          1999            1998
----------------------------------------------------------------------------------------------

ASSETS
Current assets:
         Cash and cash equivalents ..........................    $    205,837     $    358,210
         Receivables, net of allowances .....................         598,348          565,552
         Inventories ........................................         209,445          189,070
         Other ..............................................          78,974           96,248
                                                                 ------------     ------------
              Total current assets ..........................       1,092,604        1,209,080
                                                                 ------------     ------------

Investments - insurance subsidiaries ........................       1,284,291        1,234,678
Prearranged funeral contracts ...............................       3,079,762        2,588,806
Long-term receivables, net of allowances ....................       1,587,720        1,408,076
Cemetery property, at cost ..................................       2,183,996        2,035,897
Property, plant and equipment, at cost (net) ................       1,956,475        1,824,979
Deferred charges and other assets ...........................       1,285,766        1,151,430
Names and reputations (net) .................................       2,501,823        1,813,212
                                                                 ------------     ------------
                                                                 $ 14,972,437     $ 13,266,158
                                                                 ============     ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued liabilities ...........    $    600,058     $    452,354
         Current maturities of long-term debt ...............          88,718           96,067
         Income taxes .......................................          99,551           81,904
                                                                 ------------     ------------
              Total current liabilities .....................         788,327          630,325
                                                                 ------------     ------------

Long-term debt ..............................................       4,111,305        3,764,590
Reserves and annuity benefits - insurance subsidiaries ......       1,292,835        1,207,169
Deferred prearranged funeral contract revenues ..............       3,306,471        2,819,794
Deferred income taxes .......................................         833,612          797,086
Other liabilities ...........................................         931,760          893,092

Stockholders' equity:
         Common stock, $1 per share par value, 500,000,000
              shares authorized, 272,060,576 and 259,201,104,
              issued and outstanding (net of 2,796,545 and
              68,373 treasury shares, at cost) ..............         272,060          259,201
         Capital in excess of par value .....................       2,156,240        1,646,765
         Retained earnings ..................................       1,311,146        1,232,758
         Accumulated other comprehensive (loss) income ......         (31,319)          15,378
                                                                 ------------     ------------
              Total stockholders' equity ....................       3,708,127        3,154,102
                                                                 ------------     ------------
                                                                 $ 14,972,437     $ 13,266,158
                                                                 ============     ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Nine months ended
                                                                                      September 30,
(Dollars in thousands)                                                             1999             1998
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income .................................................................    $   151,836     $   282,947
Adjustments to reconcile net income to net cash provided
  by operating activities:
         Depreciation and amortization .....................................        185,092         133,880
         Provision for deferred income taxes ...............................         18,082          26,762
         Restructuring charge ..............................................         89,884            --
         Extraordinary gain on early extinguishments of debt,
           net of income taxes .............................................         (1,885)           --
         Gains from dispositions (net) .....................................        (15,969)        (24,426)
         Realized gains on sales of investments ............................        (25,495)           --
         Realized losses on sales of investments ...........................         24,691            --
         Change in assets and liabilities, net of effects from acquisitions:
              Increase in receivables ......................................       (181,753)       (162,353)
              Increase in other assets .....................................         (9,413)        (70,405)
              Increase in payables and other liabilities ...................        101,920          65,204
              Other ........................................................         (9,993)          4,329
                                                                                -----------     -----------
Net cash provided by operating activities ..................................        326,997         255,938
                                                                                -----------     -----------

Cash flows from investing activities:
         Capital expenditures ..............................................       (160,998)       (152,990)
         Net effect of prearranged funeral production and
          maturities .......................................................        (74,641)         53,097
         Purchases of securities - insurance subsidiaries ..................     (1,454,778)       (768,315)
         Sales of securities - insurance subsidiaries ......................      1,306,616         759,477
         Proceeds from sales of property and equipment .....................         67,125          27,563
         Acquisitions, net of cash acquired ................................        (74,064)       (668,830)
         Loans issued by lending subsidiary ................................        (67,429)       (115,527)
         Principal payments received on loans issued by
          lending subsidiary ...............................................         91,190          62,631
         Other .............................................................        (11,085)          1,376
                                                                                -----------     -----------
Net cash used in investing activities ......................................       (378,064)       (801,518)
                                                                                -----------     -----------

Cash flows from financing activities:
         Net increase in borrowings under revolving
          credit agreements ................................................        611,074         257,226
         Proceeds from issuance of long-term debt ..........................           --           500,000
         Payments of long-term debt ........................................       (228,142)        (61,433)
         Early extinguishments of long-term debt ...........................       (365,936)           --
         Repurchase of common stock ........................................        (45,750)           --
         Dividends paid ....................................................        (72,294)        (65,156)
         Bank overdrafts and other .........................................           (258)        (14,954)
                                                                                -----------     -----------
Net cash (used in) provided by financing activities ........................       (101,306)        615,683
                                                                                -----------     -----------
Net (decrease) increase in cash and cash equivalents .......................       (152,373)         70,103
Cash and cash equivalents at beginning of period ...........................        358,210          46,877
                                                                                -----------     -----------
Cash and cash equivalents at September 30, 1999 and 1998 ...................    $   205,837     $   116,980
                                                                                ===========     ===========



(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                      Accumulated
                                                                       Capital in                        other
                                                        Common           excess        Retained      comprehensive
(Dollars in thousands)                                  stock         of par value     earnings      income (loss)      Total
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998 .....................   $   259,201     $ 1,646,765     $ 1,232,758     $    15,378     $ 3,154,102

   Comprehensive income:
      Net income .................................                                       151,836                         151,836

      Other comprehensive loss:
         Foreign currency translation ............                                                       (18,727)        (18,727)
         Unrealized loss on securities ...........                                                       (27,970)        (27,970)
                                                                                                                     -----------
         Total other comprehensive loss ..........                                                                       (46,697)
                                                                                                                     -----------
      Comprehensive income .......................                                                                       105,139

   Common stock issued:
      Acquisitions ...............................        15,506         550,325                                         565,831
      Stock option exercises and stock grants ....           170           1,382                                           1,552
      Debenture conversions ......................            44             657                                             701

   Repurchase of common stock ....................        (2,861)        (42,889)                                        (45,750)

   Dividends on common stock .....................                                       (73,448)                        (73,448)
                                                     -----------     -----------     -----------     -----------     -----------

Balance at September 30, 1999 ....................   $   272,060     $ 2,156,240     $ 1,311,146     $   (31,319)    $ 3,708,127
                                                     ===========     ===========     ===========     ===========     ===========


The Company's comprehensive income for the nine months ended September 30, 1998, of $280,583 consisted of net income of $282,947, a foreign currency translation adjustment of $(14,693), and an unrealized gain on securities of $12,329.

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE,
                     RATIO AMOUNTS AND NUMBER OF LOCATIONS)


1. NATURE OF OPERATIONS

Service Corporation International (the "Company" or "SCI") is the largest funeral and cemetery company in the world. At September 30, 1999, the Company operated 3,823 funeral service locations, 524 cemeteries and 198 crematoria located in 20 countries on five continents.

     The Company's operations consist of funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral locations and certain funeral service locations contain crematoria. The Company sells price guaranteed prearranged funeral contracts whereby a customer selects the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots, and lawn crypts) and certain merchandise including burial vaults and stone and bronze memorials. These items are sold on an at need or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries contain crematoria. The Company has approximately 167 combination facilities in which a funeral service location is contained within a cemetery.

     The financial services segment represents a combination of the Company's insurance operations primarily related to the funding of prearranged funeral contracts, prearranged funeral and cemetery trust administration, investment management and lending activities providing capital financing for independent funeral home and cemetery operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 include the accounts of SCI and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 1998, and should be read in conjunction therewith. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition or cash flows.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and may affect the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

3. ACQUISITIONS

In January 1999, a wholly owned subsidiary of the Company merged with Equity Corporation International ("ECI") in a stock-for-stock transaction in which ECI shareholders received approximately 15,501 shares of Company common stock valued at approximately $557,000 and approximately 1,200 options to purchase Company common stock valued at approximately $8,628. At the time of the merger, ECI owned 359 funeral service locations and 80 cemeteries in North America.

     Exclusive of the merger with ECI, the Company acquired 72 funeral service locations, 15 cemeteries and 2 crematoria during the nine months ended September 30, 1999, for an aggregate purchase price of approximately $89,700. The Company acquired 255 funeral service locations, 40 cemeteries and 14 crematoria during the nine months ended September 30, 1998, for an aggregate purchase price of approximately $606,800. Additionally in July, 1998, the Company acquired American Memorial Life Insurance Company ("AML"), the prearranged funeral services division of American Annuity Group, for $164,000. AML offers a variety of prearranged and final expense life insurance and annuity products to finance prearranged funerals.

     The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued debt. All acquisitions have been accounted for under the purchase method of accounting; therefore, the operating results of these acquisitions have been included since their respective acquisition dates.

     The effect of acquisitions, net of cash acquired, on the consolidated balance sheet at September 30, was as follows:


                                                               1999           1998
------------------------------------------------------------------------------------
Current assets ..........................................    $ 109,570     $  55,577
Investments - insurance subsidiaries ....................         --         622,379
Prearranged funeral contracts ...........................      309,169        47,802
Long-term receivables ...................................       44,891        74,690
Cemetery property .......................................      201,893       163,680
Property, plant and equipment, net ......................      160,890        84,342
Deferred charges and other assets .......................       (6,928)      138,391
Names and reputations ...................................      731,474       350,099
Current liabilities .....................................     (136,446)      (65,588)
Long-term debt ..........................................     (338,912)      (62,907)
Reserves and annuity benefits - insurance subsidiaries...         --        (594,848)
Deferred prearranged funeral contract revenues ..........     (315,753)      (45,870)
Deferred income taxes and other liabilities .............     (119,953)      (51,160)
Stockholders' equity ....................................     (565,831)      (47,757)
                                                             ---------     ---------
                     Cash used for acquisitions .........    $  74,064     $ 668,830
                                                             =========     =========


4. PREARRANGED FUNERAL ACTIVITIES

The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the contracts are signed. Payments under these contracts are placed into trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance or annuity contracts.

     Unperformed price guaranteed prearranged funeral contracts not funded through Company owned insurance subsidiaries are included in the consolidated balance sheet as "Prearranged funeral contracts." This balance represents amounts due from trust accounts, customer receivables, or third party insurance companies. A corresponding credit is recorded to "Deferred prearranged funeral contract revenues." Prearranged funeral contracts are recognized in funeral revenues at the time the funeral services are performed. Trust earnings and increasing insurance benefits from third party insurance companies are intended to cover future increases in the cost of providing price guaranteed funeral services and are accrued and deferred until the funeral services are performed, at which time the funds are recognized in funeral revenues. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearranged funeral contracts are included in "Deferred charges and other assets" in the consolidated balance sheet. The net obtaining costs include sales commissions and certain other direct costs which are deferred and amortized over a period representing the estimated life of the prearranged funeral contracts.

     Prearranged funeral contracts may also be funded by insurance policies or annuities written by the Company's wholly-owned insurance subsidiaries. These insurance subsidiaries follow generally accepted accounting principles for life insurance companies. As part of the funding through Company insurance subsidiaries of prearranged funeral contracts, the insurance subsidiaries invest cash received for such contracts in debt and marketable equity securities that are classified as available-for-sale. These securities are included in the consolidated balance sheet as "Investments-insurance subsidiaries" and are included at quoted market values, if readily marketable, or at the Company's estimated fair value if not readily marketable. Policy acquisition costs are deferred and included in "Deferred charges and other assets" in the consolidated balance sheet and amortized in accordance with generally accepted accounting principles for life insurance companies.

     The total value of unperformed prearranged funeral contracts includes contracts that are to be funded by trust, third party insurance companies, or by the Company's insurance subsidiaries. The total value represents the original contract values plus any accumulated trust fund earnings or increasing insurance benefits. The total value of unperformed prearranged funeral contracts that are trust funded or funded by third party insurance companies are included in "Deferred prearranged funeral contract revenues" in the consolidating balance sheet. In accordance with generally accepted accounting principles for life insurance companies, the Company records an actuarially determined amount included in "Reserves and annuity benefits - insurance subsidiaries" in the consolidated balance sheet representing future amounts to be funded from the Company's insurance subsidiaries for SCI and non-SCI unperformed prearranged funeral contracts. The total value of all SCI unperformed prearranged funeral contracts is shown below as if the contracts funded through the Company's insurance subsidiaries were valued at original contract values plus increasing insurance benefits.


                                                                                September 30, 1999             December 31, 1998
                                                                                ------------------             -----------------
Deferred prearranged funeral contract revenues                                          $3,306,471                    $2,819,794
SCI contracts funded by Company owned insurance subsidiaries                             1,072,194                       932,056
                                                                                ------------------             -----------------
Total value of unperformed prearranged funeral contracts                                $4,378,665                    $3,751,850
                                                                                ==================             =================

5. DEBT
Debt at September 30, 1999 and December 31, 1998 was as follows:

                                                                                September 30, 1999             December 31, 1998
                                                                                ------------------             -----------------
Bank revolving credit agreements and commercial paper                                   $1,269,760                   $   650,596
Fixed rate notes, interest rates ranging from 6.0% - 8.7%, due 2000
  through 2020                                                                           2,725,811                     2,763,137
Convertible debentures                                                                      49,278                        49,979
Mortgage notes and other debt                                                              174,152                       416,833
Deferred loan costs                                                                        (18,978)                      (19,888)
                                                                                ------------------             -----------------
         Total debt                                                                      4,200,023                     3,860,657
Less current maturities                                                                    (88,718)                      (96,067)
                                                                                ------------------             -----------------
         Total long-term debt                                                           $4,111,305                    $3,764,590
                                                                                ==================             =================

     As of September 30, 1999, the Company's primary revolving credit agreements provided for borrowings up to $1,800,000 and consisted of three committed facilities - two 364-day facilities and a 5-year, multi-currency facility. On November 2, 1999, these credit agreements were modified and the maximum available borrowings were reduced to $1,600,000 due to the Company's reduced credit needs. These facilities are primarily used to support commercial paper issuance and for general corporate purposes.

     One 364-day facility allows for borrowings up to $300,000. This facility expires June 25, 2000, but the outstanding balance may be converted into a two-year term loan at the Company's option. Interest rates are based on various indices as determined by the Company. A facility fee, which was 0.125% at September 30, 1999, is paid quarterly on the total commitment amount. On November 2, 1999, this facility fee was increased to 0.25% and can range from 0.25% to 0.50% depending upon the Company's senior debt ratings.

     The second 364-day facility, which expired on November 2, 1999, permitted borrowings up to $800,000 at September 30, 1999. An annual facility fee is paid quarterly on the total commitment amount and was 0.09% at September 30, 1999. On November 2, 1999, this facility was extended for another 364 days and now allows for borrowings up to $600,000. On this date, the facility fee was increased to 0.25% and can range from 0.25% to 0.50% depending upon the Company's senior debt ratings.

     The 5-year facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies. This facility expires June 27, 2002. Interest rates on this facility are based on various indices as determined by the Company. An annual facility fee is paid quarterly and can range from 0.07% to 0.15% based on the Company's senior debt ratings and was 0.10% on September 30, 1999. On November 2, 1999, the facility fee was increased to 0.25% and can range from 0.25% to 0.50% depending upon the Company's senior debt ratings. At September 30, 1999, $274,960 in various foreign currencies was outstanding under the 5-year facility with a weighted average interest rate of 4.78%. At December 31, 1998, $217,345 was outstanding in various foreign currencies under the same facility with a weighted average interest rate of 5.65%.

     At September 30, 1999, $994,800 of commercial paper was outstanding with a weighted average interest rate of 5.90% ($433,251 outstanding at December 31, 1998 with a weighted average interest rate of 6.68%). The Company's commercial paper program is backed by the above facilities. The commercial paper borrowings and revolving notes generally have maturities ranging from 1 to 180 days. Since it is the Company's intent to refinance borrowings under these facilities with long-term debt or equity, the Company has classified such borrowings as long-term debt.

     The credit facilities described above, as modified, contain customary restrictive covenants requiring the Company to maintain certain financial ratios and places limitations on guarantees, subsidiary borrowings and cash distributions.

     In March 1999, the Company repurchased two issues of debt. On March 26, the Company repurchased $200,000 floating-rate notes, which were originally due April 2011. These notes were to be remarketed in April 1999 as fixed-rate notes. The Company chose to refinance with commercial paper to maintain floating-rate exposure. The purchase price was $200,000 plus a premium of approximately $22,185 and accrued interest resulting in an extraordinary after tax loss of $14,148. On March 31, the Company repurchased $143,750 of ECI convertible debentures, which were originally due December 2004. This repurchase was effected by a change-of-control clause allowing the holders to put the bonds back to the Company after the acquisition of ECI. The purchase price was $143,750 plus accrued interest and resulted in an extraordinary gain of $25, 141 ($16,033 net of tax) relating to the unamortized premium reflecting the market valuation of the debentures at the date ECI merged with the Company. These debentures were also refinanced with commercial paper.

6. DERIVATIVES

The Company has entered into various derivative financial instruments ("swap agreements") with high quality financial institutions to hedge potential exposures in interest and foreign exchange rates. The Company uses local currency borrowings in addition to these swap agreements to hedge the Company's net investment in foreign assets and to manage its mix of fixed and floating rate debt. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of creditworthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

     Excluding $183,580 of debt related to the Company's lending activities, the Company's debt outstanding at September 30, 1999 had a weighted average interest rate of 6.50% compared to a weighted average interest rate of 6.77% at December 31, 1998. After giving consideration to the interest rate and the cross-currency interest rate swap agreements, the weighted average interest rate at September 30, 1999 was 5.92% compared to 6.16% at December 31, 1998. The financial instruments associated with the 5.92% weighted average interest rate at September 30, 1999, consisted of approximately 58% of fixed interest rate debt at a weighted average interest rate of 6.19% and approximately 42% of floating interest rate debt at a weighted average interest rate of 5.54%. After inclusion of the swap agreements, approximately $1,843 of the Company's indebtedness was foreign-denominated.

     The net fair value of the swap agreements at September 30, 1999, was an asset of $101,100 ($97,944 at December 31, 1998). Fair values were obtained from the counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions.

7.    RATIO OF EARNINGS TO FIXED CHARGES

                                 Nine months
                             ended September 30,
                  1999                                1998
                  ----------------------------------------
                  2.15                                3.88

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary gain; (1) less undistributed income of equity investees which are less than 50% owned, (2) plus the minority interest of majority-owned subsidiaries with fixed charges and (3) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The decrease in the Company's ratio of earnings to fixed charges in 1999 is attributable to the $89,884 pretax restructuring charge recorded during the first quarter of 1999 (see note 10) and increased interest expense related to additional indebtedness attributable to business acquisitions consummated subsequent to September 30, 1998. Without the restructuring charge, the ratio of earnings to fixed charges would have been 2.59.

8.       SEGMENT REPORTING

     The Company manages its operations based on service and geography. The Company's primary reportable operating segments presented below are based on services and include funeral, cemetery, and insurance operations. The Company's geographic segments include North America, France, Other Europe and Other Foreign. The Company conducts funeral operations in all geographical regions, cemetery operations in all regions except France, and insurance operations in North America and France.

     The Company's reportable segment information was as follows:

                                                                                                             Reportable
                                                                   Funeral        Cemetery      Insurance     Segments
-----------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  Three months ended September 30,
    1999 ......................................................    $  469,138    $  233,837    $   68,654    $  771,629
    1998 ......................................................       433,276       213,369        60,570       707,215

  Nine months ended September 30,
    1999 ......................................................    $1,526,957    $  742,863    $  224,850    $2,494,670
    1998 ......................................................     1,351,603       636,138        98,888     2,086,629

-----------------------------------------------------------------------------------------------------------------------
Gross profit:
  Three months ended September 30,
    1999 ......................................................    $   64,736    $   56,549    $    4,891    $  126,176
    1998 ......................................................        85,253        78,248         7,568       171,069

  Nine months ended September 30,
    1999 ......................................................    $  278,531    $  218,370    $   22,444    $  519,345
    1998 ......................................................       308,622       250,365        11,400       570,387
-----------------------------------------------------------------------------------------------------------------------

                                       11

     The following table reconciles reportable segment gross profit to the Company's consolidated income before income taxes and extraordinary gain:

                                                                    Three months ended          Nine months ended
                                                                       September 30,              September 30,
                                                                    1999          1998          1999          1998
--------------------------------------------------------------------------------------------------------------------
Gross profit reportable segments ............................    $ 126,176     $ 171,069     $ 519,345     $ 570,387
         Other financial services income from operations ....        2,469         2,637         7,756         7,137
         General and administrative expenses ................      (19,322)      (15,422)      (55,839)      (49,681)
         Restructuring charge (see note 10) .................         --            --         (89,884)         --
                                                                 ---------------------------------------------------
Income from operations ......................................      109,323       158,284       381,378       527,843
         Interest expense ...................................      (59,404)      (47,816)     (173,613)     (125,990)
         Other income .......................................         (334)       18,087        27,034        35,266
                                                                 ---------------------------------------------------
Income before income taxes and extraordinary gain ...........    $  49,585     $ 128,555     $ 234,799     $ 437,119
                                                                 ===================================================

 The Company's geographic segment information was as follows:


                                                                   North                       Other          Other
                                                                  America        France        Europe        Foreign      Total
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended September 30,
           1999 ............................................    $  534,991    $  122,645    $   69,673    $   49,536    $  776,845
           1998 ............................................       471,295       147,970        62,018        31,237       712,520
     Nine months ended September 30,
           1999 ............................................    $1,721,566    $  432,553    $  230,538    $  126,480    $2,511,137
           1998 ............................................     1,387,985       446,063       188,032        79,514     2,101,594
----------------------------------------------------------------------------------------------------------------------------------
Income from operations before restructuring
  charge (see note 10):
     Three months ended September 30,
           1999 ............................................    $   81,356    $    8,363    $    4,587    $   15,017    $  109,323
           1998 ............................................       123,072        21,324         2,857        11,031       158,284
     Nine months ended September 30,
           1999 ............................................    $  366,532    $   44,087    $   26,920    $   33,723    $  471,262
           1998 ............................................       432,031        52,206        22,287        21,319       527,843
----------------------------------------------------------------------------------------------------------------------------------
Income from operations:
     Three months ended September 30,
           1999 ............................................    $   81,356    $    8,363    $    4,587    $   15,017    $  109,323
           1998 ............................................       123,072        21,324         2,857        11,031       158,284
     Nine months ended September 30,
           1999 ............................................    $  313,467    $   23,220    $   13,758    $   30,933    $  381,378
           1998 ............................................       432,031        52,206        22,287        21,319       527,843
----------------------------------------------------------------------------------------------------------------------------------
Operating locations at September 30:
           1999 ............................................         2,292         1,236           835           182         4,545
           1998 ............................................         1,837         1,200           782           161         3,980
----------------------------------------------------------------------------------------------------------------------------------

Included in the North America figures above are the following United States amounts:

                                                                    Three months ended          Nine months ended
                                                                       September 30,              September 30,
                                                                    1999          1998          1999          1998
--------------------------------------------------------------------------------------------------------------------
Revenues from external customers ...........................     $  515,700    $  452,365    $1,661,179    $1,328,336
Income from operations before restructuring charge..........     $   78,204    $  119,173    $  353,654    $  417,327
Income from operations .....................................     $   78,204    $  119,173    $  301,546    $  417,327
Operating locations ........................................           --            --           2,141         1,680
=====================================================================================================================

9.       EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are presented below:

                                                                Three months ended        Nine months ended
                                                                    September 30,            September 30,
                                                                  1999          1998      1999          1998
---------------------------------------------------------------------------------------------------------------
Income (numerator):
         Income before extraordinary gain - basic ...........    $ 32,055    $ 83,213    $149,951    $282,947
         After tax interest on convertible debentures .......          82         392         408       1,162
                                                                 --------    --------    --------    --------
         Income before extraordinary gain - diluted .........    $ 32,137    $ 83,605    $150,359    $284,109
---------------------------------------------------------------------------------------------------------------
Shares (denominator):
         Shares - basic .....................................     272,060     257,380     272,354     255,673
                Stock options and warrants ..................         267       3,959         897       4,515
                Convertible debentures ......................         752       2,077       1,117       2,120
                                                                 --------    --------    --------    --------
         Shares - diluted ...................................     273,079     263,416     274,368     262,308
---------------------------------------------------------------------------------------------------------------
Earnings per share before extraordinary gain:
         Basic ..............................................    $    .12    $    .32    $    .55    $   1.11
         Diluted ............................................    $    .12    $    .32    $    .55    $   1.08
---------------------------------------------------------------------------------------------------------------


10.      RESTRUCTURING CHARGE
During the first quarter of 1999, the Company recorded a pretax restructuring charge of $89,884, related to a cost rationalization program initiated in 1999. The $89,884 charge relates to the following: (1) severance costs of $56,757; (2) a charge of $19,123 for terminated projects representing costs associated with certain construction projects that have been cancelled ($2,153) and costs associated with acquisition due diligence which will no longer be pursued ($16,970); (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives.

     The $56,757 for severance costs is related to the termination of five executive contractual relationships and the involuntary termination of approximately 100 employees in North America (of which approximately 20 were located in the corporate office), 600 employees in France, 85 employees in Other European operations and 10 employees in other foreign operations. The positions terminated were both operational and administrative in nature and the severance costs are expected to be paid out over the next 6 to 12 months. The severance costs related to the executive contractual relationships will be paid out according to the terms of the respective agreements and will extend through 2005.

     At September 30, 1999, approximately $24,867 remained in accrued liabilities, of which $23,838 related to severance costs and $1,029 related to cancellation fees and remaining non-cancellable payments on operating leases. During the three months ended September 30, 1999, the Company made payments totaling $3,345 relating to severance and $519 relating to cancellation fees and non-cancellable leases.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES,
                  PER SHARE AMOUNTS, AND NUMBER OF LOCATIONS)

OVERVIEW:

The Company is the largest funeral and cemetery Company in the world conducting funeral services and cemetery operations in 20 countries on five continents. The Company's largest markets are North America and France, which when combined, represent approximately 78% of the Company's total operating locations, and approximately 86% of the Company's total revenues.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are established primarily in metropolitan areas to take advantage of operational efficiencies, particularly the sharing of service personnel, vehicles, preparation services, clerical staff and certain building facility costs. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has approximately 167 combination facilities in which a funeral service location is contained within a cemetery.

     The financial services segment represents a combination of the Company's insurance operations primarily related to the funding of prearranged funeral contracts, prearranged funeral and cemetery trust administration, investment management and lending activities providing capital financing for independent funeral home and cemetery operations.

RESULTS OF OPERATIONS:

The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 1999 and 1998. For purposes of this discussion, funeral homes, cemeteries and crematoria owned and operated before January 1, 1998, are referred to as comparable operations. Correspondingly, operations acquired or opened after January 1, 1998, are referred to as acquired operations.

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

For the quarter ended September 30, 1999, the Company reported revenues of $776,845, representing a 9.0% increase compared to $712,520 for the third quarter of 1998. Gross profit in the third quarter of 1999 decreased 25.9% to $128,645, compared to $173,706 in the same period of 1998. For the three months ended September 30, 1999 the Company reported net income of $32,055 and diluted earnings per share of $.12 ($.12 basic). The Company reported net income of $83,213 and diluted earnings per share of $.32 ($.32 basic) for the third quarter of 1998.

Results for the Company's three lines of business were as follows:


                                        Three months ended September 30,         Increase      % Increase
                                          1999                 1998             (Decrease)    (% Decrease)
                                        ------------------------------------------------------------------
Revenues:
        Funeral ....................    $469,138             $433,276            $ 35,862         8.3%
        Cemetery ...................     233,837              213,369              20,468         9.6
        Financial services .........      73,870               65,875               7,995        12.1
                                        --------             --------            --------
                                        $776,845             $712,520            $ 64,325         9.0%
                                        ========             ========            ========

 Gross profit and margin percentage:
        Funeral ....................    $ 64,736    13.8%    $ 85,253   19.7%    $(20,517)      (24.1)%
        Cemetery ...................      56,549    24.2       78,248   36.7      (21,699)      (27.7)
        Financial services .........       7,360    10.0       10,205   15.5       (2,845)      (27.9)
                                        --------             --------            --------
                                        $128,645    16.6%    $173,706   24.4%    $(45,061)      (25.9)%
                                        ========             ========            ========

THE FOLLOWING FACTORS CONTRIBUTED TO THE RESULTS FOR THE THIRD QUARTER OF 1999:

o Comparable funeral services performed by the Company's worldwide funeral service locations were 1.2% below comparable funeral services performed in the third quarter of 1998 primarily related to weakened death rates in France and United Kingdom. Comparable funeral services performed in the Company's North American funeral service locations in the third quarter of 1999 were equivalent to the comparable funeral services performed in the third quarter of 1998.

o The average revenue per funeral service for all funeral service locations in North America was equivalent to the average revenue per funeral service in the third quarter of 1998. On a comparable location basis, the average revenue per funeral service in North America decreased approximately 1.0% when compared to the third quarter of 1998. In their respective local currencies, the average revenue per funeral service at comparable locations increased 3% in France and remained unchanged in the United Kingdom when compared to the third quarter of 1998.

o Funeral service gross profit decreased 24.1% to $64.7 million in the third quarter of 1999 related to a 2.1% worldwide decrease in comparable funeral revenue, lower margins from acquired businesses in North America, increased infrastructure costs in areas of technology spending, higher personnel costs and higher amortization of deferred prearranged funeral acquisition costs.

o Cemetery revenues increased 9.6% to $233.8 million primarily as a result of total North America preneed cemetery revenues increasing approximately $11.5 million to $126.5 million. Increases in preneed cemetery revenues in North America are primarily attributable to acquired cemetery properties. In comparable cemetery locations in North America, total preneed and atneed revenues decreased approximately 4% compared to the third quarter of 1998.

o Cemetery gross profit decreased approximately 28% in the third quarter of 1999 related to weakened death rates, inclement weather conditions in the southeastern United States and the Company's continued strategic initiative to concentrate on the sale of heritage cemetery property.

o Realized investment earnings and capital gains related to cemetery trust funds were $20,285 in the third quarter of 1999 compared to $17,236 for the same period of 1998.

FUNERAL
     Funeral revenues by geographic segment were as follows:

                                        Three months ended
                                          September 30,         Increase     % Increase
                                          1999       1998      (Decrease)   (% Decrease)
                                        ---------------------------------------------
     North America .................    $270,199    $234,880    $ 35,319       15.0%
     France ........................     114,248     126,312     (12,064)      (9.6)
     Other European ................      61,921      56,629       5,292        9.3
     Other Foreign .................      22,770      15,455       7,315        4.7
                                        --------    --------    --------
         Total funeral revenues.....    $469,138    $433,276    $ 35,862        8.3%
                                        ========    ========    ========

     The increase in North American funeral revenues was primarily due to the January 1999 merger with ECI as well as revenues from other acquired locations. Revenues from acquired funeral service locations in the third quarter of 1999 were $48,435 compared to $8,154 in the third quarter of 1998.

     The decrease in French funeral revenue was primarily the result of a $10,484 decrease, or 9.1%, in revenues from comparable locations. The number of funeral services performed at comparable locations in France in the third quarter of 1999 decreased 2.8% compared to the same period of 1998, which the Company believes is primarily mortality driven as the Company's market share in France remained unchanged during the third quarter of 1999.

     The increase in Other European funeral revenue was the result of a $1,023 increase, or 2.2%, in revenues from comparable locations and a $4,124 increase in revenues from acquired locations. The increase in revenue from acquired locations reflects the Company's 1998 acquisitions growth in Continental Europe.

     The increase in Other Foreign funeral revenue is primarily the result of a $4,116 increase in acquired funeral operations in South America.

     Funeral gross profit and margin percentage were as follows:

                                        Three months ended September 30,                    Increase       % Increase
                                          1999       % of Revenue     1998   % of Revenue  (Decrease)     (% Decrease)
                                        ------------------------------------------------------------------------------
     North America .....................  $ 50,212       18.6%     $59,254      25.3%      $(9,042)        (15.3)%
     France ............................     4,949        4.3       17,609      13.9       (12,660)        (71.9)
     Other European ....................     4,513        7.3        3,710       6.5           803          21.6
     Other Foreign  ....................     5,062       22.2        4,680      30.3           382           8.2
                                          --------                 -------                --------
        Total gross profit and margin..   $ 64,736       13.8%     $85,253      19.7%     $(20,517)        (24.1)%
                                          ========                 =======                ========

     The decrease in North American funeral gross profit and margin percentage was primarily the result of increases in operating expenses, coupled with flat comparable volumes and a slight decrease, 1.0%, in the average revenue per funeral service at comparable locations.

     The decrease in French funeral gross profit and margin percentage was primarily the result of decreased funeral services performed causing reduced profit due to the Company's fixed cost structure compounded by a delay of anticipated reengineering cost saving measures which are now expected to be fully implemented in early 2000.

     The increase in Other European gross profit and margin percentage is primarily due to acquired funeral service locations in Continental Europe.

CEMETERY

     Cemetery revenues by geographic segment were as follows:

                                          Three months ended
                                            September 30,
                                           1999          1998         Increase    % Increase
                                         ---------------------------------------------------
     North America ..................    $199,319      $192,198      $  7,121        3.7%
     Other European .................       7,752         5,389         2,363       43.8
     Other Foreign ..................      26,766        15,782        10,984       69.6
                                         --------      --------      --------
         Total cemetery revenues.....    $233,837      $213,369      $ 20,468        9.6%
                                         ========      ========      ========

     The increase in North American cemetery revenues was primarily the result of a $22,079 increase in revenues from acquired locations and an increase of $3,049 in realized investment earnings and capital gains from cemetery trust funds, partially offset by a decrease of $16,600 of cemetery revenues from comparable North American operations (which consists of preneed and atneed sales and proceeds from the sale of undeveloped cemetery property).

     The increase in Other European cemetery revenues is primarily due to a $1,882 increase in revenues from acquired locations.

     The increase in Other Foreign cemetery revenues was primarily the result of revenue increases from the Company's acquired South American cemetery operations.

     Cemetery gross profit and margin percentage were as follows:

                                          Three months ended September 30,                   Increase       % Increase
                                          1999       % of Revenue     1998   % of Revenue   (Decrease)     (% Decrease)
                                        ------------------------------------------------------------------------------
North America ........................   $44,909         22.5%      $ 70,481       36.7%     $(25,572)        (36.3)%
Other European .......................     1,685         21.7          1,416       26.3           269          19.0
Other Foreign ........................     9,955         37.2          6,351       40.2         3,604          36.2
                                         -------                    --------                 --------
       Total gross profit and margin..   $56,549         24.2%      $ 78,248       36.7%     $(21,699)        (27.7)%
                                         =======                    ========                 ========


     The decrease in North American cemetery gross profit and margin percentage was primarily the result of weakened death rates, inclement weather conditions in the southeastern United States, and increased property costs and commissions expenses related to strategic initiatives to concentrate on the sale of heritage cemetery property. The Company believes the sale of heritage cemetery property such as lots, lawn crypts, and mausoleums spaces will assist in increasing market share in its cemetery operations. Heritage sales are cemetery contracts, including interment spaces, with new property owners which can usually be expected to lead to additional future merchandise sales, additional new property sales based on referrals, and sales of prearranged and atneed funerals, especially at funeral and cemetery combination operations.

     The increase in Other Foreign cemetery gross profit was primarily the result of increases in gross profit from the Company's acquired South American cemetery operations.

FINANCIAL SERVICES

         Financial services revenues were as follows:

                                            Three months ended
                                              September 30,            Increase     % Increase
                                             1999         1998        (Decrease)   (% Decrease)
                                        --------------------------------------------------------
Insurance:
     North America .......................  $ 60,257      $ 38,912     $ 21,345      54.9%
     France ..............................     8,397        21,658      (13,261)    (61.2)
                                            --------      --------     --------
Total insurance ..........................    68,654        60,570        8,084      13.3
Lending subsidiary .......................     5,216         5,305          (89)     (1.7)
                                            --------      --------     --------
     Total financial services revenues ...  $ 73,870      $ 65,875      $ 7,995      12.1%
                                            ========      ========      =======

         Financial services gross profit and margin percentage were as follows:

                                          Three months ended September 30,
                                          1999       % of Revenue     1998   % of Revenue   (Decrease)    (% Decrease)
                                        ------------------------------------------------------------------------------
     Insurance:
        North America.................. $   1,478          2.5%     $ 3,853      9.9%       $(2,375)         (61.6)%
        France.........................     3,413         40.6        3,715     17.2           (302)          (8.1)
                                        ---------                   -------                 -------
     Total insurance ..................     4,891          7.1        7,568     12.5         (2,677)         (35.4)
     Lending subsidiary ...............     2,469         47.3        2,637     49.7           (168)          (6.4)
                                        ---------                   -------                 -------
        Total gross profit and margin.. $   7,360         10.0%     $10,205     15.5%       $(2,845)         (27.9)%
                                        =========                   =======                 =======

     The increase in North American insurance revenues is primarily due to the growth of AML since its acquisition by the Company, effective July 1998. This growth is attributed to the Company's initiative of funding prearranged funeral contracts, to the extent possible, through AML. The decrease in gross profit and margin percentage is the result of increased costs from information technology and overhead costs related to the increased utilization of AML by the Company to fund prearranged funeral contracts.

     The decrease in French insurance revenues is primarily due to a realized loss from a repositioning of the investment portfolio during the quarter. The gross profit and margin percentage for French insurance was only slightly impacted due to French regulatory requirements providing a related significant decrease in costs.

     The Company's lending subsidiary reported a gross profit of $2,469 for the three months ended September 30, 1999, compared to $2,637 for the same period in 1998. The average outstanding loan portfolio during the current period increased to $244,571 compared to $229,408 in 1998, however, the average interest rate spread decreased to 2.4%, compared to 3.3% in 1998.

OTHER INCOME AND EXPENSES

General and administrative expenses increased $3,900 to $19,322, compared to in the third quarter of 1998. The increase was related to increased professional fees related to ongoing cost rationalization programs and information technology costs related to the Company's year 2000 preparation. Expressed as a percentage of revenues, general and administrative expenses were 2.5% for the three months ended September 30, 1999, compared to 2.2% for the comparable period in 1998.

     Interest expense increased $11,588 or 24.2% in the third quarter of 1999 compared to the same period of 1998. The increased interest expense primarily reflects the Company's funding of acquisitions with debt subsequent to the third quarter of 1998.

     Other income primarily consists of gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes. In the third quarter of 1999, the Company recorded an approximate $7.1 million loss related to the sale of cemetery operations in the state of Wisconsin as a result of a judicial interpretation of state law. The Company recorded net gains from the sales of business of approximately $14.6 million in the third quarter of 1998.

     The provision for income taxes reflected a 35.4% effective tax rate for the three months ended September 30, 1999, compared to a 35.3% effective tax rate for the comparable period in 1998. The slight increase in the effective tax rate is due primarily to the non-deductibility of increased names and reputations associated with the Company's merger with ECI.


                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Results for the Company's three lines of business were as follows:

                                        Nine months ended September 30,                Increase     % Increase
                                          1999                   1998                 (Decrease)   (% Decrease)
                                      -------------------------------------------------------------------------
Revenues:
       Funeral.....................   $1,526,957              $1,351,603               $175,354         13.0%
       Cemetery....................      742,863                 636,138                106,725         16.8
       Financial services..........      241,317                 113,853                127,464        112.0
                                      ----------              ----------               --------
                                      $2,511,137              $2,101,594               $409,543         19.5%
                                      ==========              ==========               ========
Gross profit and margin percentage:
       Funeral.....................   $  278,531     18.2%    $  308,622     22.8%     $(30,091)        (9.8)%
       Cemetery....................      218,370     29.4        250,365     39.4       (31,995)       (12.8)
       Financial services..........       30,200     12.5         18,537     16.3        11,663         62.9
                                      ----------              ----------               --------
                                      $  527,101     21.0%    $  577,524     27.5%     $(50,423)        (8.7)%
                                      ==========              ==========               ========

FUNERAL

     Funeral revenues by geographic segment were as follows:

                                         Nine months ended September 30,       Increase      % Increase
                                           1999                1998           (Decrease)    (% Decrease)
                                        -----------------------------------------------------------------
     North America ..................... $  887,937         $  752,150        $135,787         18.0%
     France   ..........................    378,306            386,087          (7,781)        (2.0)
     Other European ....................    204,527            170,411          34,116         20.0
     Other Foreign .....................     56,187             42,955          13,232         30.8
                                         ----------         ----------        --------
              Total funeral revenues.... $1,526,957         $1,351,603        $175,354         13.0%
                                         ==========         ==========        ========


     The increase in North American funeral revenues was the result of increased revenues from acquired locations, primarily due to the January 1999 merger with ECI. Funeral revenues from comparable locations in North America of $721,975 was equivalent to comparable funeral revenues in the same period of 1998 primarily due to flat funeral services performed period over period.

         The decrease in French funeral revenues was the result of a slight decrease in the number of funerals performed in France and a negative impact of approximately $6,000 related to the French franc to US dollar currency exchange rate.

     The increase in Other European funeral revenues was the result of a $8,411, or 5.6%, increase in revenues from comparable locations and a $26,070 increase in revenues from acquired locations. The growth in comparable revenue is primarily due to a 6.6% increase in comparable revenue reported by the Company's United Kingdom funeral operations. The growth in revenues reported by acquired locations is primarily the result of acquisitions in Continental Europe.

     The increase in Other Foreign funeral revenues was the result of a $9,843 increase in revenues at acquired locations. The increase in revenues at acquired locations was primarily due to an increase in the number of funerals performed at the

Company's South American funeral service locations coupled with increases in comparable funeral revenues in the Pacific Rim.

     Funeral gross profit and margin percentage were as follows:

                                                    Nine months ended September 30,                Increase     % Increase
                                                  1999    % of Revenue     1998   % of Revenue    (Decrease)   (% Decrease)
                                                 --------------------------------------------------------------------------
     North America ............................. $210,381     23.7%      $231,706      30.8%       $(21,325)     (9.2)%
     France.....................................   33,845      8.9         44,659      11.6         (10,814)    (24.2)
     Other European ............................   24,263     11.9         22,457      13.1           1,806       8.0
     Other Foreign .............................   10,042     17.9          9,800      22.8             242       2.5
                                                 --------                --------                  --------
         Total gross profit and margin.......... $278,531     18.2%      $308,622      22.8%       $(30,091)     (9.8)%
                                                 ========                ========                  ========



         The decrease in North American funeral gross profit and margin percentage was primarily the result of increases in operating expenses at both comparable and acquired locations. Comparable locations experienced increases in operating expenses, coupled with flat funeral service volumes and average revenue per funeral service. The decline in comparable funeral gross profit was partially offset by acquired locations added in the January 1999 merger with ECI.
         The decrease in French funeral gross profit and margin percentage was primarily the result of decreased funeral services performed causing reduced profit due to the Company's fixed cost structure compounded by a delay of anticipated reengineering cost saving measures in the third quarter of 1999 which are now expected to be fully implemented in early 2000.

CEMETERY

     Cemetery revenues by geographic segment were as follows:

                                         Nine months ended September 30,
                                           1999                1998           Increase      % Increase
                                        -----------------------------------------------------------------
     North America ..................... $646,559           $581,958          $ 64,601         11.1%
     Other European ....................   26,011             17,621             8,390         47.6
     Other Foreign,.....................   70,293             36,559            33,734         92.3
                                         --------           --------          --------
        Total cemetery revenues......... $742,863           $636,138          $106,725         16.8%
                                         ========           ========          ========


     The increase in North American cemetery revenues was the result of a $12,527 increase in revenues from comparable locations (which consists of preneed and atneed sales and sales of undeveloped cemetery property) and a $65,970 increase in revenues from acquired locations primarily due to the merger in January 1999 with ECI. Partially offsetting these increases was a $11,057 reduction in realized investment earnings and capital gains from cemetery trust funds.

     Other European cemetery revenues increased due to continued growth in Continental Europe. Revenues from the Company's Belgium and Netherlands cemetery operations increased $4,412 in 1999, primarily as a result of acquisitions.

     The increase in Other Foreign cemetery revenues was primarily the result of revenue increases from additional South America cemetery operations acquired in December 1998.

     Cemetery gross profit and margin percentage were as follows:

                                                    Nine months ended September 30,                Increase     % Increase
                                                  1999    % of Revenue     1998   % of Revenue    (Decrease)   (% Decrease)
                                                 --------------------------------------------------------------------------
     North America ............................ $186,668      28.9%      $232,972      40.0%       $(46,304)     (19.9)%
     Other European ...........................    8,021      30.8          5,874      33.3           2,147       36.6
     Other Foreign.............................   23,681      33.7         11,519      31.5          12,162      105.6
                                                --------                 --------                  --------
           Total gross profit and margin....... $218,370      29.4%      $250,365      39.3%       $(31,995)     (12.8)%
                                                ========                 ========                  ========

     The decrease in North American cemetery gross profit and margin percentage was primarily the result of increases in property costs and commission expenses as a result of heritage cemetery property sales initiatives and reductions in realized investment earnings and capital gains from cemetery trust funds.

     The increase in Other Foreign cemetery gross profit and margin percentage was primarily the result of increases in gross profit from the Company's acquired South America cemetery operations.

FINANCIAL SERVICES

     Financial services revenues were as follows:

                                               Nine months ended September 30,      Increase        % Increase
                                                 1999                1998          (Decrease)      (% Decrease)
                                              -----------------------------------------------------------------
     Insurance:
        North America ....................... $170,603            $ 38,912           $131,691          338.4%
        France...............................   54,247              59,976             (5,729)          (9.6)
                                              --------            --------           --------
     Total insurance.........................  224,850              98,888            125,962          127.4
     Lending subsidiary .....................   16,467              14,965              1,502           10.0
                                              --------            --------           --------
          Total financial services revenues.. $241,317            $113,853           $127,464          112.0%
                                              ========            ========           ========

     Financial services gross profit and margin percentage were as follows:


                                         Nine months ended September 30,
                                           1999      % of Revenue       1998    % of Revenue    Increase     % Increase
                                        -------------------------------------------------------------------------------
     Insurance:
        North America .................. $ 12,202         7.2%         $ 3,853        9.9%       $ 8,349        216.7%
        France .........................   10,242        18.9            7,547       12.6          2,695         35.7
                                         --------                      -------                   -------
     Total insurance ...................   22,444        10.0           11,400       11.5         11,044         96.9
     Lending subsidiary ................    7,756        47.1            7,137       47.7            619          8.7
                                         --------                      -------                   -------
        Total gross profit and margin..  $ 30,200        12.5%         $18,537       16.3%       $11,663         62.9%
                                         ========                      =======                   =======

     The increase in North American insurance revenues and gross profit is primarily due to the acquisition of AML effective July 1998.

     The decrease in French insurance revenues is due to decreased investment income related to a repositioning of the investment portfolio. The gross profit and margin percentage for French insurance did not experience similar losses due to French regulatory requirements providing a related significant decrease in costs.

     The Company's third party lending subsidiary reported a gross profit of $7,756 for the nine months ended September 30, 1999, compared to $7,137 for the same period in 1998. The average outstanding loan portfolio during the current period increased to $267,705 compared to $218,475 in 1998, however, the average interest rate spread decreased to 2.6%, compared to 3.2% in 1998.

OTHER INCOME AND EXPENSES

General and administrative expenses increased $6,158 to $55,839, compared to the nine months ended September 30, 1998. The increase primarily relates to increased professional expenses related to ongoing cost rationalization programs and information technology costs related to the Company's Year 2000 preparation. Expressed as a percentage of revenues general and administrative expenses were 2.2% for the nine months ended September 30, 1999, compared to 2.4% for the comparable period in 1998.

     Interest expense increased 37.8% or $47,623 in the nine months ended September 30, 1999, compared to the same period of 1998. The increased interest expense primarily reflects the Company's funding of acquisitions with debt subsequent to the third quarter 1998.

     Other income primarily consist of gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes. In the third quarter of 1999, the Company recorded an approximate $7.1 million loss related to the sale of cemetery operations in the state of Wisconsin as result of a judicial interpretation of state law.

     The provision for income taxes reflected a 36.1% effective tax rate for the nine months ended September 30, 1999, compared to a 35.3% effective tax rate for the comparable period in 1998. The increase in the effective tax rate is due primarily to the non-deductibility of increased names and reputations associated with the Company's merger with ECI.

         During the first quarter 1999, the Company recorded a pretax restructuring charge of $89,884, related to a cost rationalization program initiated in 1999. At September 30, 1999, approximately $24,867 remained in accrued liabilities, of which $23,838 related to severance costs and $1,029 related to cancellation fees and remaining non-cancelable payments on operating leases. Payments of these accrued liabilities will occur through 2005. The Company does not expect these payments will have a significant effect on its liquidity or financial position. The effect of the cost rationalization program, coupled with other cost reduction initiatives, is expected to produce future annualized cost savings of at least $60,000, on a pretax basis, primarily through the reduction of personnel and facility costs.

FINANCIAL CONDITION AND LIQUIDITY AT SEPTEMBER 30, 1999:

General

The Company is currently pursuing a strategy to reduce debt, improve cash flows and generate improved returns on invested capital. Key initiatives include (i) operational improvement resulting from strategic revenue and marketing initiatives combined with cost-improvement programs through business reengineering; (ii) working capital improvement through accelerated cash receipts expected from the Company's recently announced consumer financing program related to the Company's atneed funeral and atneed and preneed cemetery activities; (iii) disposition of selected operating businesses and certain non-core assets; (iv) limiting the Company's acquisition program; (v) reduction of capital expenditures; and (vi) suspension of the cash dividend on the Company's common stock. Management believes that these initiatives will improve cash flows and result in debt reduction in the range of $200,000 to $400,000 by the end of 2000.

     Historically, the Company had funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and additional securities registered with the Securities and Exchange Commission.

     In January 1999, the Company merged with ECI in a stock-for-stock transaction in which ECI shareholders received approximately 15,501 shares of Company common stock valued at approximately $557,000 and approximately 1,200 options to purchase Company common stock valued at approximately $8,628. In connection with the merger, the Company assumed approximately $310,000 of ECI indebtedness. The ECI merger added 359 funeral homes and 80 cemeteries in North America.

     Excluding the ECI transaction, for the nine-month period ended September 30, 1999, the Company acquired 72 funeral service locations, 15 cemeteries and 2 crematoria for an aggregate purchase price of approximately $89,700. As of October 21, 1999, the Company had received signed letters of intent to acquire an additional 3 funeral service locations for an aggregate purchase price of approximately $12,400. Combined, these businesses are expected to produce approximately

$56,700 in annualized revenues. The Company has significantly limited its acquisition program and is concentrating instead on key initiatives described above to replace operating profit growth historically generated through acquisitions without the outlay of significant additional capital.

     At September 30, 1999, the Company had net working capital of $304,277 and a current ratio of 1.39:1, compared to working capital of $578,755 and a current ratio of 1.92:1 at December 31, 1998.

SOURCES AND USES OF CASH

Cash flows from operating activities: Net cash provided by operating activities was $326,997 for the nine months ended September 30, 1999, compared to $255,938 for the same period in 1998, an increase of $71,059. Significant components of cash flow provided by operating activities for the nine months ended September 30, 1999 included: (1) net income adjusted for non-cash items, (2) the original $89,884 pretax restructuring provision (of which $24,867 remains at September 30, 1999, and the decrease is reflected through the change in payables and other liabilities), partially offset by (3) an increase in receivables of $181,753 primarily attributed to the sales of preneed cemetery products and services ($396,700 in North America for the nine months ended September 30, 1999) which are usually financed on an installment basis in excess of 12 months. In reference to the increase in receivables, the Company entered into a consumer financing agreement subsequent to the third quarter of 1999. The consumer financing program has been designed to be consumer-friendly to the Company's client families and is non-recourse to the Company. After national implementation of the consumer financing program in the United States, the program is expected to improve cash flows from funeral and cemetery operations.

     Cash flows from investing activities: Net cash used in investing activities was $378,064 for the nine months ended September 30, 1999, compared to $801,518 for the same period in 1998, a decrease in the use of cash of $423,454. Significant components of cash used in investing activities for the nine months ended September 30, 1999 included $160,998 in capital expenditures and approximately $148,162 of purchases in excess of sales of securities at the Company's insurance subsidiaries. One of the subsidiaries had an approximate $80,000 cash position at December 31, 1998, in which a significant portion of the excess cash was used to purchase securities.

     Cash flows from financing activities: Net cash used in financing activities was $101,306 for the nine months ended September 30, 1999, compared to net cash provided by financing activities of $615,683 for the same period in 1998. The $615,683 includes $500,000 of proceeds from the issuance of long-term debt. Significant components of cash used in financing activities for the nine months ended September 30, 1999, included $365,936 for the early extinguishment of certain floating rate debt and the ECI convertible debentures, as well as $160,254 to repay other debt assumed in connection with the ECI merger.

     As of September 30, 1999, the Company's debt to capitalization ratio was 53% compared to 55% at December 31, 1998 (52% and 54%, respectively, excluding the Company's third party lending subsidiary). The interest coverage ratio for the nine months ended September 30, 1999, was 2.78:1 (excluding the 1999 restructuring charge of $89,884), compared to 4.29:1 for the same period in 1998.

     The Company expects adequate sources of funds to be available to conduct its future operations through internally generated funds, borrowings under credit facilities and the issuance of securities. As of September 30, 1999, the Company had approximately $530,000 of available borrowings under its primary revolving credit agreements. As of November 2, 1999, following the renewal and modification of the revolving credit agreements, the Company had approximately $239,000 of available borrowings under these facilities. As of September 30, 1999, the Company also had the ability to issue $900,000 in securities registered with the Commission under a shelf registration. In addition, 12,870 shares of common stock and a total of $187,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions.

PREARRANGED FUNERAL ACTIVITIES

The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the contracts are signed. Payments under these contracts are placed into trust accounts or are used to pay premiums on life insurance or annuity contracts. Trust earnings and increasing insurance benefits are accrued and deferred until funeral services are performed, at which time, all funds are recognized in funeral revenue. Trust earnings and increasing insurance benefits are intended to cover future increases in the cost of providing a price guaranteed funeral service.

     The total value of unperformed prearranged funeral contracts includes contracts that are to be funded by trust, third party insurance companies, or the Company's insurance subsidiaries. The total value represents the original contract values plus any accumulated trust fund earnings or increasing insurance benefits. At September 30, 1999, the total value of unperformed prearranged funeral revenues expected to be recognized in future periods was $4,378,665 which is an approximate 17% increase over the December 31, 1998, balance of $3,751,850. Approximately 8% of the increase from December 31, 1998, relates to acquisitions and 16% of the increase relates to additional prearranged funeral contract sales, accumulated trust fund earnings and increasing insurance benefits. Such increases are offset primarily by maturities, which accounts for approximately 6%, as well as unfavorable foreign currency fluctuations of 1%.

     The Company's investment program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral services. The investment portfolio is allocated to the appropriate investments that more accurately match the anticipated maturity of the contracts. The Company's current asset allocation in its investment portfolio is approximately 50% equity and 37% fixed income with the remainder held in cash, cash equivalents and other investments.

     The sales of prearranged funeral contracts afford the Company the opportunity to protect both current market share as well as expand market share in certain markets. On a comparable basis, prearranged funeral services fulfilled as a percent of North American funerals performed was 28.7% for the nine months ended September 30, 1999, (26.3% for the nine months ended September 30, 1998) and is expected to increase over time.

OTHER MATTERS:

Year 2000 Issue
---------------

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

     In order to adequately address the Y2K issue, efforts have been directed to the following categories: production systems, networks, desktops, user developed applications, vendor supplied software, facilities and telecommunications, and the Company's supply chain. The following phases are common to all of these categories: inventory and determination of criticality; discovery to determine Y2K problems; and analysis to determine corrective action, correction, testing, and implementation. In addition to these activities, promotion of Y2K awareness and development of contingency plans are part of the Company's Y2K preparation effort.

State of Readiness

The majority of the Company's internal Y2K exposure exists at the corporate office locations where the accounting and processing of the Company's business transactions takes place. Individual operating locations (primarily funeral homes and cemeteries) are substantially technologically independent and thus face few Y2K risks from internal systems.

     Production systems: All of the Company's critical production systems have been assessed for Y2K readiness. Of these, six systems have not progressed through all phases that the Company requires for Y2K readiness.

     During the third quarter of 1999, the Company determined that the full deployment of the newly developed proprietary funeral home and cemetery production systems to all of its North American operations could not feasibly be completed by December 31, 1999. Thus, interim Y2K compliant patches to the existing system have been developed and tested, and are being implemented at the remaining locations beginning November 15. Full implementation of the interim patches is expected to be completed by the middle of December.

     Testing of the Company's Y2K-ready payroll system in France is also nearing completion. However, production use of the new system will not begin until January 2000, as the existing system will be used for year-end 1999 tax reporting requirements.

     Four less critical systems are nearing the end of the correction, testing, and implementation phases and will be implemented by the middle of December 1999.

     Networks: All of the Company's critical computer networks have been assessed for Y2K readiness. Upgrades and replacements are substantially complete in North America and Australia. Critical networks for the Company's European operations are in the process of being upgraded or consolidated with the Company's North American infrastructure. All critical networks are expected to be Y2K ready by the end of November 1999.

     Desktops: Testing has been conducted to determine the extent to which the Y2K problem associated with desktops will affect the Company's ability to conduct business. As none of the Company's critical computer systems directly access date information from the desktop's real time clock, it has been determined that very few desktops will pose a critical Y2K issue. As part of ongoing technology refresh programs and new production systems' deployment, desktops are being upgraded, as needed, to better meet the Company's business needs. As part of contingency planning, personnel have been instructed on how to verify each desktop's date, and reset if necessary, after January 1, 2000.

     User developed applications: Inventory and discovery for items in this category have been achieved. Very few critical applications were found to have date dependencies. Those that have date dependencies continue to be tested to ensure no problems arise because of Y2K issues. As these applications often work in tandem with the Company's production systems, final testing and implementation has/will coincide with those systems.

     Vendor supplied software: It is the policy of the Company to query each manufacturer of critical "off-the-shelf" software to ascertain the vendor's statement regarding the Y2K readiness of their products. Once the vendor's statement is obtained, upgrades, replacements and testing are conducted to minimize the risk of Y2K issues arising from the software. The Company will continue to apply new software patches from third party vendors as they are reported necessary until November 1999, when all systems will be frozen from further modifications (unless currently unknown critical software patches are received) to prepare for the transition to the year 2000.

     Facilities and telecommunications: The Company recognizes the potential for Y2K issues to arise from embedded technology systems which may be in use at its numerous facilities. Telecommunications equipment has proven the most vulnerable, however, replacements and/or upgrades have been completed as necessary.

     Supply chain: Due to the Company's geographically dispersed locations and methods of operation, assessing the Y2K readiness of the Company's supply chain must occur at both the corporate level (for core supply chain relationships) and the local level (for those relationships unique to a location). Inventory and discovery have been completed at a number of operating locations and is completed at the Company's headquarters. Activities were undertaken to assign criticality to both corporate and local supply relationships and additional efforts have been made to ascertain the Y2K readiness of critical suppliers. Where the assessment raised concern about a critical supplier's Year 2000 preparations, contingency plans have been created.

Costs

The aggregate costs for the Company to achieve Y2K readiness are not expected to exceed $33 million of which $3.8 million represents lease payments which will be incurred from 2000-2002. All costs associated with Y2K readiness are expected to be funded from cash flows from operations. The Company's actual costs incurred associated with Y2K readiness through September 30, 1999, are estimated at $22.6 million, of which approximately $9.1 million has been expensed and approximately $13.5 million has been capitalized. Approximately $6.8 million of the estimated remaining expenditures will be expensed and approximately $3.6 million will be capitalized. The capitalized expenditures represent new hardware and new enterprise software that introduces new functionality to the Company.

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

Risks and Contingency Plans:

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

     The Company believes that the greatest risks continue to arise from the uncertainty of the Y2K readiness of critical third party suppliers, both private businesses and government entities, especially in the Company's international markets. The possible consequences of critical third party suppliers not being Y2K ready by January 1, 2000 could include temporary location closings, delays in the delivery of goods and services, delays in the receipt of goods and invoice and collection errors. Efforts made by the Company to ascertain the Y2K status of critical third party suppliers is expected to significantly reduce the Company's level of uncertainty in this arena and, through the use of contingency planning, the possibility of significant interruptions in normal operations should be reduced. At this time, the Company has no substantiated reason to believe that one or more key third party suppliers will not be able to meet their obligations to the Company after January 1, 2000.

     With respect to the systems controlled by the Company, the Company believes that the greatest risks exist with the two critical production systems that are not yet fully Y2K ready. If the interim Y2K compliant patches to the existing North American funeral home and cemetery production systems are not implemented at all locations that require them by December 15, 1999, contingency plans will be invoked. Under these plans, locations unable to process their own transactions will forward their data to another location with input capability.

     Because the first payroll processing date under the new system in France does not occur until the third week of January, the Company is confident that it will be able to identify and correct any significant items noted in its final testing during November and December. Should difficulties arise in the first payroll processing, contingency plans will be invoked to ensure that all French employees are adequately compensated.

     Because of the many uncertainties that exist, it is part of the Company's Y2K preparation that contingency plans be established for critical systems in each of the categories outlined above. Contingency planning is being approached both from an information technology perspective and from a business perspective. Information technology plans encompass each critical system and outline a course of action should a date related problem occur. Business plans encompass each critical business function and outline a course of action should a supporting computer system or infrastructure item not be available (i.e., electricity, phone service, etc.). Although these contingency plans are at different stages at the Company's various locations, contingency plans for all critical production systems and for all individual operating locations are in place or are expected to be in place by the end of December 1999.

     In addition to contingency plans, the Company has developed preliminary transition plans aimed at detailing operations immediately before and after the date change to 2000. These transition plans include procedures for establishing a Y2K Transition Command Center, backing-up critical files, shutting down non-essential processing, staffing, and emergency communications during the transition time period. These transition plans will be continuously updated and reviewed through the end of December 1999.

Recent Accounting Pronouncements
--------------------------------

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

Cautionary Statement on Forward-looking Statements
--------------------------------------------------

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate,""project,""expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

     1) Changes in general economic conditions both domestically and internationally impacting financial markets (e.g. marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, especially the Company's anticipated cemetery trust revenues.

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

     4) The Company's ability to sell preneed heritage cemetery property which is usually associated with new customers to the Company's cemeteries.

     5) The Company's ability to successfully integrate acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions.

     6) The Company's ability to successfully implement certain cost reduction initiatives, including the cost reduction initiatives previously announced, as well as changes in domestic and international political and/or regulatory environments which could negatively effect the implementation of the Company's cost initiatives.

     7) The Company's ability to successfully implement certain strategic revenue and marketing initiatives resulting in increased volume through its existing facilities and the Company's ability to successfully implement certain strategic cash flow initiatives, including the presently announced funeral and cemetery consumer financing program, which could improve or generate cash flow for the Company.

     8) The Company's ability to successfully complete the disposition of selected operating businesses and certain non-core assets in order for the proceeds from such dispositions to assist in the reduction of the Company's debt.

     9) The Company's ability to successfully leverage its substantial purchasing power with certain of the Company's vendors.

     10) The ability of the Company, or its critical third-party suppliers, to adequately complete "Y2K" preparation efforts. "Y2K" refers to the inability of some computer programs and computer-based microprocessors to correctly interpret the century from a date in which the year is represented by only two digits.

The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Except as noted below, there have been no material changes to the disclosure on this matter made in such Form 10-K.

Cemetery Merchandise Trust Funds

The cost and market value associated with the assets held in cemetery merchandise trust funds are stated below as of December 31, 1998, and September 30, 1999. The Company records a receivable due from cemetery merchandise trust funds which is included at cost in current and long-term receivables in the Company's consolidated balance sheet. The Company does not believe the unrealized loss at September 30, 1999, associated with the assets held in the cemetery merchandise trust funds is permanent in nature and therefore does not believe a related provision for impairment is necessary.


                 December 31, 1998                  September 30, 1999
              ------------------------           ------------------------

                Cost           Market              Cost           Market
              --------        --------           --------        --------
              $662,564        $656,408           $795,518        $751,527


                        SERVICE CORPORATION INTERNATIONAL
                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Previously Reported Litigation. The following discussion describes certain litigation as of November 11, 1999, which was previously reported:

         Civil Action H-99-0280; In Re Service Corporation International; In the United States District Court for the Southern District of Texas, Houston Division ("the Consolidated Lawsuit"). The Consolidated Lawsuit is pending before Judge Lynn N. Hughes and includes all 21 class action lawsuits that were filed in the Southern District of Texas and two class action lawsuits that were originally brought in the United States District Court for the Eastern District of Texas, Lufkin Division. The Consolidated Lawsuit names as defendants the Company and three of the Company's current or former executive officers or directors: Robert L. Waltrip, L. William Heiligbrodt and George R. Champagne (the "Individual Defendants"). The plaintiffs have filed a Consolidated Class Action Complaint in the Consolidated Lawsuit alleging that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning SCI's preneed funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its very preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Consolidated Lawsuit do not provide a basis for the recovery of damages because the Company has made all required disclosures on a timely basis. The Company and the Individual Defendants have filed an Answer to the Consolidated Class Action Complaint, and the Company intends to aggressively defend this lawsuit.

         The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of Company into Equity Corporation International ("ECI"); (ii) purchased shares of Company common stock during the period July 17, 1998, through January 26, 1999 ("the Class Period"); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI; and (vi) held Company employee stock options granted during the Class Period. Excluded from the foregoing categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period. Judge Hughes has certified the Consolidated Lawsuit as a class action.

         The Company and the Individual Defendants have filed a Motion to Dismiss the Consolidated Lawsuit, and the plaintiffs have filed their Opposition to Defendants' Motion to Dismiss the Consolidated Lawsuit. The Company and the Individual Defendants intend to file promptly a pleading in response to the plaintiffs' most recent filing. The foregoing pleadings will be considered by Judge Hughes in due course.

         Copies of the complaint in the Consolidated Lawsuit and the pleadings that have been filed in response thereto and that are referred to herein are filed as exhibits to this Quarterly Report on Form 10-Q.

         9-99-CV58; Charles Fredrick v. Service Corporation International; In the United States District Court for the Eastern District of Texas, Lufkin Division. This additional securities fraud case has been brought against the Company by a former shareholder of ECI alleging causes of action exclusively under Texas statutory and common law. The Company has requested that the case be transferred to the Southern District of Texas to be consolidated with the Consolidated Lawsuit.

         Additional Litigation. On November 10, 1999, James P. Hunter, III and a related family trust filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company and PricewaterhouseCoopers LLP, the Company's auditors, in state District Court in Angelina County, Texas ("State Litigation"). The plaintiffs allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. Mr. Hunter is currently an employee of the Company and was Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company. Since the litigation has only been recently initiated and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the State Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made in a timely basis. The Company intends to aggressively defend this litigation.

         A copy of the Plaintiff's Original Petition in the State Litigation is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 5.  OTHER INFORMATION

         On November 11, 1999, the Company amended its Bylaws to add a new section, Section 10 of Article I, providing for advance notice of certain shareholder proposals to bring business before a shareholder meeting. Any shareholder desiring to bring business before the Company's 2000 Annual Meeting of Shareholders scheduled to be held on May 1, 2000 in a form other than a shareholder proposal in accordance with Rule 14a-8 of the rules and regulations of the Commission must give written notice that is received by the Company, addressed to the Secretary, no earlier than January 14, 2000, and no later than February 3, 2000.

A shareholder must also comply with other requirements as set forth in such advance notice provision. Any such notice should be addressed to the Secretary of the Company, 1929 Allen Parkway, P.O. Box 130548, Houston, Texas 77219-0548.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                3.1      Bylaws, as amended.
               12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 1999 and 1998.
               27.1      Financial data schedule.
               99.1 Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International.
               99.2 Defendants' Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action
                         No. H-99-280, In Re Service Corporation International.
               99.3 Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International.
               99.4 Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed
                         November 5, 1999 in Civil Action No. H-99-280, In Re Service Corporation International.
               99.5 Plaintiff's Original Petition filed November 10, 1999 in Cause No. __________, James P. Hunter, III and James
                         P. Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PriceWaterhouseCoopers, L.L.P.; in the __________ Judicial District Court of Angelina County, Texas.

         (b)   Reports on Form 8-K
               There were no reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1999                          SERVICE CORPORATION INTERNATIONAL

                                           By: /s/ George R. Champagne
                                              ----------------------------------
                                               George R. Champagne
                                               Executive Vice President
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  3.1          Bylaws, as amended.
 12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 1999 and 1998.
 27.1          Financial data schedule.
 99.1 Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International.
 99.2 Defendants' Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action
               No. H-99-280, In Re Service Corporation International.
 99.3 Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action
               No. H-99-280, In re Service Corporation International.
 99.4 Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed
               November 5, 1999 in Civil Action No. H-99-280, In Re Service Corporation International.
 99.5 Plaintiff's Original Petition filed November 10, 1999 in Cause No. __________, James P. Hunter, III and James
               P. Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William
               Heiligbrodt, George R. Champagne, W. Blair Waltrip,
               James M. Shelger, Wesley T. McRae and
               PriceWaterhouseCoopers, L.L.P.; in the __________ Judicial District Court of Angelina County, Texas.