Form 10-K
period 1999-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2000-03-30
CIK 89089

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
       (State or other jurisdiction of              (I.R.S. Employer identification no.)
        incorporation or organization)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $838,791,831 based upon a closing market price of $3.1250 on March 24, 2000 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 24, 2000 was 272,064,618 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 2000 Annual Meeting of Shareholders (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Service Corporation International was incorporated in Texas on July 5, 1962. The term "Company" or "SCI" includes the registrant and its subsidiaries, unless the context indicates otherwise.

     The Company is the largest provider of funeral and cemetery services in the world. As of December 31, 1999, the Company operated 3,823 funeral service locations, 525 cemeteries, 198 crematoria and two insurance operations located in 20 countries on five continents. The Company conducts funeral service operations in all of the 20 countries mentioned above, cemetery operations in North America, South America, Australia and certain countries within Europe, and financial services operations in North America and France. As of December 31, 1999, the Company's largest markets were North America and France, which when combined represent approximately 86% of the Company's consolidated revenues, 73% of the Company's consolidated income from operations and 78% of the Company's total operating locations. For financial information about the Company's reportable segments, see note fifteen to the consolidated financial statements in Item 8 of this Form 10-K.

     Historically, the Company's growth has been largely attributable to acquiring funeral service locations and cemeteries. This resulted in the Company creating the world's largest network of funeral service locations and cemeteries. The Company believes this network forms the foundation of its business plan going forward. During the mid-1990's, the market to acquire funeral service locations and cemeteries became more competitive than ever before and resulted in increasing prices which lowered returns on invested capital. As a result, the Company suspended its acquisition program in 1999 and is in transition from an acquisition company to an operating company.

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

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical and accounting staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest operating expense for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allows the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period.

     The Company has multiple funeral service locations and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral service locations and cemeteries operate under various names because most operations were acquired as existing businesses and generally continue to be operated under the same name as before acquisition.

     Funeral Service Locations. The funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers and burial garments, and certain funeral service locations also operate crematoria. At December 31, 1999, the Company owned 200 funeral service location/cemetery combinations and operated 48 flower shops engaged principally in the design and sale of funeral floral arrangements. These flower shops provide floral arrangements to most of the Company's funeral homes and cemeteries.

     In addition to selling its services and products to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets, including several foreign markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. The funds collected from prearranged funeral contracts are placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance policies from third party insurers or the Company's wholly owned insurance operations. At December 31, 1999, the total value of the Company's unperformed prearranged funeral contracts was $4.287 billion, of which approximately $392 million is estimated to be fulfilled in 2000. For additional information concerning prearranged funeral activities, see "Prearranged Funeral Services" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and note four to the consolidated financial statements in Item 8 of this Form 10-K.

     The death rate tends to be somewhat higher in the winter months and the Company's funeral service locations generally experience a higher volume of business during those months.

     Since 1984, the Company has operated under the Federal Trade Commission's
(FTC) comprehensive trade regulation rule for the funeral industry. The rule contains minimum guidelines for funeral industry practices, requires extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. From time to time in connection with acquisitions, the Company has entered into consent orders with the FTC that have required the Company to dispose of certain operations to proceed with acquisitions or have limited the Company's ability to make acquisitions in specified areas. The trade regulation rule and the various consent orders have not had a materially adverse effect on the Company's operations.

     Cemeteries. The Company's cemeteries sell cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and certain merchandise, including stone and bronze memorials, caskets and burial vaults. The Company's cemeteries also perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria.

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual care trust funds. Earnings of perpetual care trust funds are used to defray the maintenance cost of cemeteries. In addition, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into trust until the merchandise is purchased or the service is provided on behalf of the customer. For additional information regarding cemetery trust funds, see notes two and six to the consolidated financial statements in Item 8 of this Form 10-K.

     Death Care Industry. The funeral industry is characterized by a large number of locally owned independent operations. The Company believes that, based on the total number of funeral services performed in 1999, the Company, including acquired operations, performed approximately 13%, 28%, 13% and 24% of the funeral services in North America, France, the United Kingdom and Australia, respectively.

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

     The cemetery industry is also characterized by a large number of locally owned, independent, municipal or church affiliated operations. The Company's cemetery properties compete with other cemeteries in the same general area. To compete successfully, the Company's cemeteries must maintain competitive prices, attractive and well-maintained properties, a good reputation, an effective sales force and high professional standards.

FINANCIAL SERVICES OPERATIONS

     The financial services operations represent a combination of the Company's insurance operations primarily related to the funding of prearranged funeral contracts and a lending subsidiary, which previously provided capital financing for independent funeral home and cemetery operations.

     The Company's insurance operations include ownership of a French life insurance company (Auxia) and a U.S. life insurance company (American Memorial Life Insurance Company or AML). These insurance operations assist in funding contracts written by Company owned or operated funeral service locations. For additional information concerning the Company's financial services operations, see "Financial Services" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and notes two, four and five to the consolidated financial statements in Item 8 of this Form 10-K.

     Since 1988, the Company's lending subsidiary provided secured financing to independent funeral home and cemetery operators. The majority of these loans were made to clients seeking to finance funeral home or cemetery acquisitions. Additionally, the lending subsidiary provided construction loans for funeral home or cemetery improvement and expansion. Loan packages took traditional forms of secured financing comparable to arrangements offered by leading commercial banks. The loans were generally made at interest rates which float with the prime lending rate. At December 31, 1999, the lending subsidiary had approximately $247 million in loans outstanding ($191 million net of the provision for loan losses and impairment charges) and approximately $47 million of unfunded loan commitments. At December 31, 1998, the lending subsidiary had approximately $270 million in loans outstanding and approximately $31 million of unfunded loan commitments. The lending subsidiary obtained its funds primarily from the Company's variable interest rate credit facilities. As part of its cost rationalization programs initiated in 1999, the Company decided to indefinitely suspend the operations of the lending subsidiary by selling a portion of the loan portfolio and acquiring by deed in lieu of foreclosure the collateral underlying certain other loans in its portfolio. For further discussion, see "Financial Services" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and note eighteen to the consolidated financial statements in Item 8 of this Form 10-K.

EMPLOYEES

     At December 31, 1999, the Company employed 30,693 (18,341 in the United States) persons on a full time basis and 11,326 (8,624 in the United States) persons on a part time basis. Of the full time employees, 29,663 were in funeral and cemetery operations, 311 were in financial services operations and 719 were in corporate services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans. Eligible United States employees are participants in retirement plans of the Company or various subsidiaries, while foreign employees are covered by other Company defined or government mandated benefit plans. Although labor disputes are experienced from time to time, relations with employees are generally considered satisfactory.

REGULATION

     The Company's various operations are subject to regulations, supervision and licensing under various U.S. federal, state and foreign statutes, ordinances and regulations. The Company believes that it is in substantial compliance with the significant provisions of such statutes, ordinances and regulations. See the discussion of FTC funeral industry trade regulation and consent orders in "Funeral Service Locations" above.

     The French funeral services industry has undergone significant regulatory change in recent years. Historically, the French funeral services industry had been controlled, as provided by national legislation, either (i) directly by municipalities through municipality-operated funeral establishments (Municipal Monopoly), or (ii) indirectly by the remaining municipalities that have contracted for funeral service activities with third party providers, such as the Company's French funeral operations (Exclusive Municipal Authority). Legislation was passed that ended municipal control of the French funeral service business and allows the public to choose their funeral service provider. Under such legislation, the Exclusive Municipal Authority was abolished in January 1996, and the Municipal Monopoly was eliminated in January 1998.

Cemeteries in France, however, are controlled by municipalities and religious organizations, with third parties, including the Company, providing cemetery merchandise such as markers and monuments to consumers.

ITEM 2. PROPERTIES.

     The Company's executive headquarters are located at 1929 Allen Parkway, Houston, Texas 77019, in a 12-story office building. A wholly owned subsidiary of the Company owns an undivided one-half interest in the building and its parking garage. The other undivided one-half interest is owned by an unrelated third party. The Company holds an option to acquire such interest for $2,000,000 in July 2005 and, at the option of the unrelated third party, is obligated to make such acquisition. The property consists of approximately 1.3 acres, 250,000 square feet of office space in the building and 160,000 square feet of parking space in the garage. The Company leases all of the office space in the building pursuant to a lease that expires June 30, 2005 providing for monthly rent of $43,000 through July 2000 and $59,000 thereafter. The Company pays all operating expenses. One half of the rent is paid to the wholly owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. The Company owns and utilizes two additional office buildings located in Houston, Texas containing a total of approximately 167,000 square feet of office space.

     At December 31, 1999, the Company owned approximately 76% of the real estate and buildings of its 4,546 funeral service locations, cemeteries and crematoria and two insurance locations and leased facilities in connection with approximately 24% of such operations. In addition, the Company leased two aircraft pursuant to cancelable leases. At December 31, 1999, the Company operated 14,830 vehicles, of which 5,369 were owned and 9,461 were leased. For additional information regarding leases, see note eleven to the consolidated financial statements in Item 8 of this Form 10-K.

     At December 31, 1999, the Company's 525 cemeteries contain a total of approximately 35,901 acres, of which approximately 54% are developed.

     The specialized nature of the Company's businesses requires that its facilities be well-maintained and kept in good condition. Management believes that these standards are met.

ITEM 3. LEGAL PROCEEDINGS.

     The following discussion describes certain litigation as of March 28, 2000, which was previously reported:

     Civil Action H-99-280; In Re Service Corporation International; In the United States District Court for the Southern District of Texas, Houston Division (the Consolidated Lawsuit). The Consolidated Lawsuit is pending before Judge Lynn N. Hughes and includes all 21 class action lawsuits that were filed in the Southern District of Texas and two class action lawsuits that were originally brought in the United States District Court for the Eastern District of Texas, Lufkin Division. The Consolidated Lawsuit names as defendants the Company and three of the Company's current or former executive officers or directors: Robert L. Waltrip, L. William Heiligbrodt and George R. Champagne (the Individual Defendants). The plaintiffs have filed a Consolidated Class Action Complaint in the Consolidated Lawsuit alleging that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Consolidated Lawsuit do not provide a basis for the recovery of damages because the Company has made all required disclosures on a timely basis. The Company and the Individual Defendants have filed an Answer to the Consolidated Class Action Complaint, and the Company intends to aggressively defend this lawsuit.

     The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of the Company into Equity Corporation International
(ECI); (ii) purchased shares of Company common stock during the period from July 17, 1998 through January 26, 1999 (the Class Period); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI; and (vi) held Company employee stock options granted during the

Class Period. Excluded from the foregoing categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period. Judge Hughes has certified the Consolidated Lawsuit as a class action.

     The Company and the Individual Defendants have filed a Motion to Dismiss the Consolidated Lawsuit; the plaintiffs have filed their Opposition to Defendants' Motion to Dismiss the Consolidated Lawsuit; and the Company and the Individual Defendants have filed a Reply to Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Lawsuit. The foregoing pleadings will be considered by Judge Hughes in due course.

     Copies of the complaint in the Consolidated Lawsuit and the pleadings that have been filed in response thereto and that are referred to herein are filed as exhibits to this Form 10-K.

     9-99-CV58; Charles Fredrick v. Service Corporation International; In the United States District Court for the Eastern District of Texas, Lufkin
Division. This additional securities fraud case has been brought against the Company by a former shareholder of ECI alleging causes of action exclusively under Texas statutory and common law. The Company has requested that the case be transferred to the Southern District of Texas to be consolidated with the Consolidated Lawsuit. The Plaintiff has requested that the case be remanded to state court for further proceedings, and oral argument on the issue has been scheduled for March 29, 2000.

     Cause No. 32548-99-11, James P. Hunter, III et al v. Service Corporation International et al. On November 10, 1999, James P. Hunter, III and a related family trust filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (State Litigation). The plaintiffs allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. Mr. Hunter was Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly owned subsidiary of the Company. The Company and the other defendants filed an answer in the State Litigation denying the plaintiffs' allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the State Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.

     A copy of the Plaintiff's Original Petition in the State Litigation and the Defendants' Original Answer in that proceeding are filed as exhibits to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 24, 2000 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                      YEAR FIRST
                                                                                        BECAME
            OFFICER NAME               AGE                  POSITION                  OFFICER(1)
            ------------               ----                 --------                  ----------
R. L. Waltrip........................  (69)   Chairman of the Board and Chief            1962
                                              Executive Officer
B. D. Hunter.........................  (70)   Vice Chairman of the Board                 2000
Jerald L. Pullins....................  (58)   President and Chief Operating Officer      1992
Jeffrey E. Curtiss...................  (51)   Senior Vice President and Chief            2000
                                              Financial Officer
James M. Shelger.....................  (50)   Senior Vice President General Counsel      1987
                                              and Secretary
T. Craig Benson......................  (38)   Vice President Corporate Alliances         1990
                                              and Marketing
J. Daniel Garrison...................  (48)   Vice President International               1998
                                              Operations
W. Cardon Gerner.....................  (45)   Vice President Corporate Controller        1999
W. Mark Hamilton.....................  (35)   Vice President Prearranged Sales           1996
Frank T. Hundley.....................  (40)   Vice President Treasurer                   2000
Lowell A. Kirkpatrick, Jr. ..........  (41)   Vice President Operational Management      1994
                                              Systems
Stephen M. Mack......................  (48)   Vice President Domestic Operations         1998
Thomas L. Ryan.......................  (34)   Vice President Operational Accounting      1999
                                              and Analysis
Eric D. Tanzberger...................  (31)   Vice President Investor Relations and      2000
                                              Assistant Corporate Controller
Stephen J. Uthoff....................  (48)   Vice President Chief Information           2000
                                              Officer
Vincent L. Visosky...................  (52)   Vice President Trust Administration        1989
Michael R. Webb......................  (42)   Vice President Corporate Development       1998

---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Curtiss joined the Company as Senior Vice President and Chief Financial Officer in January 2000. From January 1992 until July 1999, Mr. Curtiss served as Senior Vice President and Chief Financial Officer of Browning-Ferris Industries, Inc., a waste services company.

     Mr. Gerner joined the Company in January 1999 in connection with the acquisition of ECI and in March 1999 was promoted to Vice President Corporate Controller. Before the acquisition, Mr. Gerner had been Senior Vice President and Chief Financial Officer of ECI since March 1995. Prior thereto, Mr. Gerner was a partner with Ernst & Young LLP.

     Mr. Hundley joined the Company as Vice President Treasurer in March 2000. Prior thereto, Mr. Hundley served for more than five years in various capacities at Banc of America Securities, LLC, its predecessors and affiliates, including as Managing Director.

     Mr. Hunter was appointed Vice Chairman of the Board in January 2000. Mr. Hunter is the Chairman and Chief Executive Officer of Huntco, Inc., an intermediate steel processor. Mr. Hunter has been a director of the Company since 1986 and also served as Vice Chairman of the Board of the Company from September 1986 to May 1989.

     Mr. Ryan joined the Company in June 1996 as Director of Financial Reporting. Since then, Mr. Ryan has served as Director of Investor Relations and Managing Director and Chief Financial Officer of International Operations. Mr. Ryan was promoted to Vice President International Finance in February 1999 and appointed Vice President Operational Accounting and Analysis in February 2000. Prior to joining the Company, Mr. Ryan was a certified public accountant with Coopers & Lybrand L.L.P. for more than five years.

     Mr. Tanzberger joined the Company in August 1996 as Manager of Budgets & Financial Analysis. Since then, Mr. Tanzberger has served as Vice President of Operations/Western Division, Director of Investor Relations and Assistant Corporate Controller. Mr. Tanzberger was promoted to Vice President Investor Relations and Assistant Corporate Controller in January 2000. Prior to joining the Company, Mr. Tanzberger was Assistant Corporate Controller at Kirby Marine Transportation Corporation, an inland waterway barge and tanker company, from January through August 1996. Prior thereto, he was a certified public accountant with Coopers & Lybrand L.L.P. for more than five years.

     Mr. Uthoff joined the Company as Vice President Chief Information Officer in January 2000. From June 1994 through July 1999, Mr. Uthoff served as Vice President-Planning & Analysis of Browning-Ferris Industries, Inc., a waste services company.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 1999, there were 7,957 holders of record of the Company's common stock.

     Through October 1999, the Company had declared 106 consecutive quarterly dividends on its common stock since it began paying dividends in 1974. For the three years ended December 31, 1999, 1998 and 1997, dividends per share were $.27, $.36 and $.30, respectively. In October 1999, the Company suspended payment of regular quarterly cash dividends on its quarterly outstanding stock in order to focus on improving cash flow and reducing existing debt.

     The table below shows the Company's quarterly high and low common stock prices for the three years ended December 31, 1999:

                                         1999              1998              1997
                                    ---------------   ---------------   ---------------
                                     HIGH     LOW      HIGH     LOW      HIGH     LOW
                                    ------   ------   ------   ------   ------   ------
First.............................  $38.50   $14.25   $43.69   $35.69   $33.88   $26.88
Second............................   21.19    13.31    44.63    38.94    36.00    29.63
Third.............................   18.88    10.56    45.88    31.88    35.75    29.81
Fourth............................   10.31     6.44    39.25    29.81    38.00    27.88

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

ITEM 6. SELECTED FINANCIAL DATA.

     The table below shows the selected financial data of the Company for the five years ended December 31, 1999:

                                1999          1998          1997          1996         1995
                             -----------   -----------   -----------   ----------   ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS)
Revenues...................  $ 3,321,813   $ 2,875,090   $ 2,535,865   $2,355,342   $1,652,126
Income (loss) before
  extraordinary gain
  (loss)...................      (34,297)      342,142       374,552      265,298      183,588
Net income (loss)..........      (32,412)      342,142       333,750      265,298      183,588
Earnings per share:
  Income (loss) before
     extraordinary gain
     (loss)
     Basic.................         (.13)         1.34          1.53         1.13          .92
     Diluted...............         (.13)         1.31          1.47         1.08          .86
  Net income (loss)
     Basic.................         (.12)         1.34          1.36         1.13          .92
     Diluted...............         (.12)         1.31          1.31         1.08          .86
Dividends per share........          .27           .36           .30          .24          .22
Total assets...............   14,601,601    13,266,158    10,514,930    9,020,778    7,768,982
Long-term debt.............    3,636,067     3,764,590     2,634,699    2,048,737    1,712,464
Convertible preferred
  securities of SCI Finance
  LLC......................           --            --            --      172,500      172,500
Stockholders' equity.......    3,495,273     3,154,102     2,726,004    2,235,317    1,975,345
Shares outstanding.........      272,064       259,201       252,924      236,193      234,542
Ratio of earnings to fixed
  charges*.................         0.85          3.42          4.29         3.24         2.84

* For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary gain (loss) on early extinguishment of debt, less undistributed income of equity investees which are less than 50% owned, plus the minority interest of majority owned subsidiaries with fixed charges and fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, dividends on preferred securities of SCI Finance LLC and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The decrease in the Company's ratio of earnings to fixed charges in 1999 compared to earlier levels is primarily attributable to the $362,428 pretax restructuring and nonrecurring charges recorded during the first and fourth quarters of 1999 (see note eighteen to the consolidated financial statements in Item 8 of this Form 10-K) and increased interest expense related to additional indebtedness primarily attributable to the merger with ECI. Without the above mentioned restructuring and nonrecurring charges, the ratio of earnings to fixed charges would have been 2.16 for the year ended 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES, PER SHARE DATA AND RATIO AMOUNTS)

     The Company is the largest provider of funeral and cemetery services in the world. As of December 31, 1999, the Company operated 3,823 funeral service locations, 525 cemeteries, 198 crematoria and two insurance operations located in 20 countries on five continents. The Company conducts funeral service operations in all of the 20 countries mentioned above, cemetery operations in North America, South America, Australia and certain countries within Europe, and financial services operations in North America and France. As of December 31, 1999, the Company's largest markets were North America and France, which when combined represent approximately 86% of the Company's consolidated revenues, 73% of the Company's consolidated income from operations and 78% of the Company's total operating locations.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical and accounting staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest operating expense for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allows the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period.

     Historically, the Company's growth has been largely attributable to acquiring funeral service locations and cemeteries. This resulted in the Company creating the world's largest network of funeral service locations and cemeteries. The Company believes this network forms the foundation of its business plan going forward. During the mid-1990's, the market to acquire funeral service locations and cemeteries became more competitive than ever before and resulted in increasing prices which lowered returns on invested capital. As a result, the Company suspended its acquisition program in 1999 and is in transition from an acquisition company to an operating company.

     This transition focuses on reducing overhead, streamlining operational functions and processes, increasing cash flow, providing better returns on the Company's invested capital and reducing the Company's debt. The transition to an operating company will continue in 2000. The Company's primary goals in 2000 are as follows:

     - Continue to reduce overhead and streamline management structures.

     - Improve business processes and information systems.

     - Increase cash flow by continuing certain initiatives such as the reduction of capital expenditures compared to historical levels, the elimination of the Company's quarterly dividend, the suspension of the acquisition program, the realignment of preneed cemetery and prearranged funeral sales structures and other working capital initiatives.

     - Continue the development of third party consumer financing programs.

     - Continue the sale of certain assets and non-core businesses that are (i) not meeting the Company's return on invested capital criteria and (ii) can provide a better return to the Company from sales proceeds rather than from future projected operating cash flows.

     - Continue the reduction of the Company's debt levels to create a sound capital structure for the Company and to reduce cash paid for interest costs.

     - Continue the implementation of the Company's long-term strategic revenue and marketing initiatives intended to provide internal revenue growth without the outlay of significant additional capital. Such initiatives include implementation of Dignity(TM) Memorial Plan funeral packages and the associated branding of many of the Company's or affiliated locations, continued development of global affinity relationships and continued growth in the sale of prearranged funeral contracts in all jurisdictions.

     - Continue to improve customer satisfaction throughout the Company's global network while monitoring such customer satisfaction through new client family surveys tied to certain employees' compensation.

     The Company believes the execution of the above initiatives will allow the Company to maintain its position as the industry leader, as well as to provide long-term value to our shareholders.

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the years ended December 31, 1999, 1998 and 1997. For purposes of discussions between the years 1999 and 1998, funeral homes, cemeteries and crematoria owned and operated before January 1, 1998, are referred to as 1999 comparable operations, and for discussions between the years 1998 and 1997, funeral homes, cemeteries and crematoria owned and operated before January 1, 1997 are referred to as 1998 comparable operations. Correspondingly, for discussions between the years 1999 and 1998, operations acquired or opened after January 1, 1998, are referred to as 1999 acquired operations and for discussions with respect to the years 1998 and 1997, operations acquired or opened after January 1, 1997, are referred to as 1998 acquired operations.

     The following table represents revenues and gross profit for the three years ended December 31, 1999:

                                   1999                 1998                 1997
                                -----------          -----------          -----------
Revenues:
  Funeral.....................  $ 2,039,348          $ 1,829,136          $ 1,720,291
  Cemetery....................      947,852              846,601              724,862
  Financial services..........      334,613              199,353               90,712
                                -----------          -----------          -----------
                                $ 3,321,813          $ 2,875,090          $ 2,535,865
                                ===========          ===========          ===========
Gross profit and margin
  percentage:
  Funeral.....................  $   366,494   18.0%  $   384,607   21.0%  $   401,371   23.3%
  Cemetery....................      247,719   26.1       306,161   36.2       271,897   37.5
  Financial services..........         (454)  (0.1)       28,002   14.0        14,344   15.8
                                -----------   ----   -----------   ----   -----------   ----
                                $   613,759   18.5%  $   718,770   25.0%  $   687,612   27.1%
                                ===========   ====   ===========   ====   ===========   ====

The Company's results of operations for 1999 from a gross profit margin and percentage standpoint were below 1998 and 1997 levels. The primary reason for this was the difficult transition in 1999 to an operating company focused on cash flow and returns on invested capital from a company previously focused in 1998 and 1997 on growth through acquisitions. More specifically, the results of operations in 1999 were negatively affected by: (i) the reduction of net cemetery trust earnings, (ii) a reduction in gains on sales of businesses, (iii) a reduction of operating earnings related to the sale of excess undeveloped cemetery property, (iv) the downward pressure on operating margins related to the January 1999 acquisition of ECI which historically had lower volume operations, (v) a delay in the realization of expected cost savings from cost rationalization programs primarily related to finalization of labor negotiations in the Company's funeral operations in France, (vi) inefficiencies in the standardization of the Company's cemetery sales cost structure, (vii) the focus on preneed sales of heritage cemetery property which generate higher commission and have higher property costs and (viii) loan loss provisions related to certain loans held by the Company's lending subsidiary.

     In 1999, the Company realigned its management of geographic segments to focus on total European operations. Although total amounts reported have not changed, the Company has made certain reclassifications in all years in order to reflect the results of these geographic segments.

  Funeral

     Funeral revenues for the three years ended December 31, 1999, were as follows:

                                                                          PERCENTAGE
                                                PERCENTAGE                 INCREASE
                                      1999       INCREASE       1998      (DECREASE)      1997
                                   ----------   ----------   ----------   ----------   ----------
North America....................  $1,183,829      17.5%     $1,007,462       3.6%     $  972,670
European.........................     780,206       1.9         765,532      11.9         683,951
Other foreign....................      75,313      34.1          56,142     (11.8)         63,670
                                   ----------      ----      ----------     -----      ----------
          Total funeral
            revenues.............  $2,039,348      11.5%     $1,829,136       6.3%     $1,720,291
                                   ==========      ====      ==========     =====      ==========

     The $176,367 increase in 1999 funeral revenues from North American operations was primarily the result of the ECI acquisition with revenues from comparable operations remaining relatively flat compared to 1998. The $34,792 increase in 1998 revenue over 1997 was primarily the result of a $60,044 increase in revenues from 1998 acquired locations offset by a $27,069 decrease from 1998 comparable locations. The number of funeral services performed in 1999 comparable locations in North America increased 0.7% over 1998 while the number of funeral services performed in 1998 comparable locations in North America decreased 2.0% from 1997. The increase in volume for 1999 comparable locations in North America were slightly offset in 1999 by a 0.5% decrease in average sales prices while the 1998 comparable locations in North America also experienced a decrease in average sales price of 0.8% compared to 1997. The comparable average sales prices in North America for the years ended 1999, 1998 and 1997, respectively, were $3,807, $3,827 and $3,859. The average sales price decreases have occurred because of continuing changes in the Company's sales mix resulting from a higher proportion of funerals from prearranged contracts being serviced and an increase in the number of cremations performed, which typically carry lower sales price averages than traditional atneed funeral services. The sales average related to prearranged funeral contracts turning atneed has historically been lower than the current atneed sales average primarily due to the servicing of prearranged contracts inherited by the Company through acquisitions. North America 1999 acquired locations performed 50,731 funeral services in 1999 and 6,650 in 1998, while 1998 acquired locations in North America performed 28,864 funeral services in 1998 and 11,663 in 1997.

     Government data indicates the number of deaths in the United States has increased over the last three years. The Center for Disease Control and Prevention (CDC) tracks deaths in 122 cities (120 in 1997) across the United States and in those cities total deaths have increased 0.81% in 1999 from 1998 and 0.39% in 1998 from 1997. The Company has comparable locations in 83 (73 in 1997) of those 122 cities and CDC statistics from these 83 cities indicate the Company increased market share in those 83 cities during 1999 compared to 1998.

     Revenues from the Company's European operations increased $14,674 in 1999 compared to 1998 and $81,581 in 1998 compared to 1997, primarily as a result of acquisitions. These acquisitions were primarily in Spain, Norway and the Netherlands in 1999 and France, Spain, Portugal, Norway and the Netherlands in 1998. Revenues from comparable locations decreased 2.7% in 1999 compared to 1998 due to decreases in the average sales price of approximately 2.0% while volumes were relatively consistent with the prior year. Revenues from comparable locations in 1998 increased 1.1% over 1997.

     Revenues from Other foreign operations increased $19,171 in 1999 as a result of acquisitions in Chile and Argentina and growth in comparable locations in the Pacific Rim of 5.0% over 1998. While volume declined in the Pacific Rim by 3.9%, the average sales price increased 9.2% partially as a result of favorable exchange rate variances between the Australian dollar and the U.S. dollar. Revenues from other foreign operations decreased $7,528 in 1998 from 1997 primarily due to a 15.4% decline in the Australian dollar versus the U.S. dollar, partially offset by increased revenues from Argentinian acquisitions.

     During the year ended December 31, 1999, the Company sold $578,263 of prearranged funeral contracts compared to approximately $490,289 in 1998 and $526,919 in 1997. The obligations are funded through both trust and insurance backed contracts. Of those prearranged sales, approximately $364,737 in 1999 and $197,317 in 1998 will be funded by Company insurance operations. The revenues associated with these prearranged funeral services are deferred and will be reflected in funeral revenues in the periods that the funeral services are performed. The Company expects to continue the emphasis on selling prearranged funerals as a means of protecting current market share and sales mix, as well as to expand market share in certain markets.

     Funeral gross profit and margin percentage for the three years ended December 31, 1999, were as follows:

                                        PERCENTAGE              PERCENTAGE              PERCENTAGE
                               1999     OF REVENUE     1998     OF REVENUE     1997     OF REVENUE
                             --------   ----------   --------   ----------   --------   ----------
North America..............  $274,199      23.2%     $287,012      28.5%     $297,586      30.6%
European...................    79,270      10.2        88,541      11.6        86,717      12.7
Other foreign..............    13,025      17.3         9,054      16.1        17,068      26.8
                             --------      ----      --------      ----      --------      ----
          Total funeral
            gross profit...  $366,494      18.0%     $384,607      21.0%     $401,371      23.3%
                             ========      ====      ========      ====      ========      ====

     The decreases in gross margin percentage in North America in 1999 and 1998 were due to increased costs and expenses of 26.3% and 6.7%, respectively, while revenues increased 17.5% and 3.6%, respectively, as discussed above. The increased costs and expenses were primarily due to higher costs at acquired locations, specifically related to the Company's merger with ECI in January 1999. Typically, acquisitions will temporarily exhibit lower gross profit margins than those experienced by the Company's comparable locations until these locations have been fully assimilated into the Company's clusters. Further, the gross margin percentage at ECI locations had been historically lower than the Company's gross margin percentages and this has negatively affected the total gross margin percentage in North America. Comparable locations experienced a 3.6% increase in operating expenses in 1999 compared to 1998 primarily related to increases in promotional and advertising expenses as part of the transition to an operating company from one previously focused on growth through acquisitions. In 1998 such comparable costs were relatively flat as compared to 1997.

     The decrease in European gross profit and margin percentage in 1999 was primarily the result of less funeral services performed causing reduced profit due to the Company's fixed cost structure, coupled with delays in labor negotiations in France related to cost rationalization programs. The decrease in European gross profit and margin percentage in 1998 was primarily the result of a disproportionate increase in total costs and expenses of 13.7% primarily related to acquisitions.

     The decrease in Other foreign gross margin percentage in 1999 was primarily due to increased costs and expenses in Australia coupled with the addition of lower operating margin funeral businesses from the Chilean acquisitions, partially offset by improved margins in Argentina. The decrease in Other foreign gross profit and margin percentage in 1998 was primarily due to increased costs and expenses in Australia and lower operating margins in Argentinean acquisitions. In 1998, Australian costs and expenses increased approximately 6.0% more than the change in revenue.

  Cemetery

     Cemetery revenues for the three years ended December 31, 1999, were as follows:

                                                  PERCENTAGE              PERCENTAGE
                                         1999      INCREASE      1998      INCREASE      1997
                                       --------   ----------   --------   ----------   --------
North America........................  $816,695       6.3%     $768,229      14.5%     $671,112
European.............................    34,363      34.4        25,564      18.3        21,609
Other foreign........................    96,794      83.3        52,808      64.3        32,141
                                       --------      ----      --------      ----      --------
          Total cemetery revenues....  $947,852      12.0%     $846,601      16.8%     $724,862
                                       ========      ====      ========      ====      ========

     The increase of $48,466 in 1999 North American cemetery revenues was primarily the result of the $82,345 increase in acquisitions as a result of the January 1999 merger with ECI, partially offset by the decrease of net cemetery trust earnings of 32.3% and a reduction of operating earnings related to the sale of excess undeveloped cemetery property. Comparable atneed and preneed revenue in 1999 remained stable compared to the prior year. The 1998 increase in revenue from North American cemetery operations of $97,117 was primarily due to an increase in revenue from acquisitions, increased trust earnings of 29.8% and increased revenue from sales of excess undeveloped cemetery property compared to 1997. Comparable preneed and atneed sales in 1998 were relatively flat as compared to 1997.

     The increases in revenue from European operations were the result of acquisitions in the United Kingdom and Belgium in 1999 and in the United Kingdom and the Netherlands in 1998.

     The $43,986 increase in 1999 revenues from Other foreign operations was the result of acquisitions in Chile, Argentina and Uruguay and a 13.7% increase in revenue in Australian operations. The $20,667 increase in 1998 revenues was the result of the inclusion of new Argentina operations for the full year offset by a decline in Australia cemetery revenue.

     Cemetery gross profit and margin percentage for the three years ended December 31, 1999, were as follows:

                                         PERCENTAGE              PERCENTAGE              PERCENTAGE
                                1999     OF REVENUE     1998     OF REVENUE     1997     OF REVENUE
                              --------   ----------   --------   ----------   --------   ----------
North America...............  $205,040      25.1%     $282,754      36.8%     $251,993      37.5%
European....................    10,823      31.5         7,936      31.0         8,275      38.3
Other foreign...............    31,856      32.9        15,471      29.3        11,629      36.2
                              --------      ----      --------      ----      --------      ----
          Total cemetery
            gross profit....  $247,719      26.1%     $306,161      36.2%     $271,897      37.5%
                              ========      ====      ========      ====      ========      ====

     North America 1999 cemetery gross profit declined $77,714 primarily due to increased costs of 12.9% at 1999 comparable locations. These increased costs were primarily the result of increases in property costs and commission expenses related to the sale of heritage cemetery property sales initiatives. The decrease in the North America cemetery gross profit margin percentage in 1999 was primarily the result of these increased costs coupled with the reductions in net cemetery trust earnings and operating earnings related to the sale of excess undeveloped cemetery property. The 1998 North America cemetery gross profit increased $30,761 primarily due to the corresponding growth in revenue discussed above. Costs of services at comparable locations remained flat in 1998 from 1997 and, while costs from acquired locations increased $43,509, these increases were offset by increases in net cemetery trust earnings and operating earnings related to sales of excess undeveloped cemetery property.

     The increase of $2,887 in 1999 European gross profit was the result of increases due to acquisitions in Belgium and the United Kingdom. The decrease in the 1998 gross margin percentage was the result of increased costs in anticipation of growth associated with comparable locations in the United Kingdom.

     The 1999 increase of $16,385 in Other foreign gross profit and the corresponding increase in the margin percentage was the result of increases in the gross profit and margin percentage from the Company's acquired South American operations. The margin percentage in Argentina has improved to 24.0% in 1999 from 19.4% in 1998. The decline in Other foreign margin percentage in 1998 was due to the inclusion of a full year of cemetery operations in Argentina during 1998 which reduced gross margin percentage when combined with the higher margin Australian operations. Argentina has significantly lower gross margin percentages than Chile or Australia; however, these margin percentages are in line with the Company's expectations.

  Financial Services

     Financial services represents a combination of the Company's insurance operations and a lending subsidiary.

     Financial services revenues for the three years ended December 31, 1999, were as follows:

                                              PERCENTAGE
                                               INCREASE               PERCENTAGE
                                     1999     (DECREASE)     1998      INCREASE     1997
                                   --------   ----------   --------   ----------   -------
Insurance:
  North America..................  $244,506     198.8%     $ 81,832        --%     $    --
  France.........................    69,349     (28.5)       96,941      30.7       74,175
                                   --------     -----      --------     -----      -------
     Total insurance.............   313,855      75.6       178,773     141.0       74,175
Lending subsidiary...............    20,758       0.8        20,580      24.4       16,537
                                   --------     -----      --------     -----      -------
          Total financial
            services revenues....  $334,613      67.8%     $199,353     119.8%     $90,712
                                   ========     =====      ========     =====      =======

     The increase in insurance revenues in 1999 and 1998 was due to the North American acquisition of AML effective July 1998. Further, a portion of the increase in revenue in 1999 is related to the Company's initiatives to fund a higher percentage of prearranged funeral contracts through AML as opposed to third party insurance or trust funded contracts. Insurance revenues from the Company's French operations decreased due to decreased investment income related to a repositioning of the investment portfolio. Although the average outstanding loan portfolio associated with the lending subsidiary increased in 1999 from 1998, revenues remained relatively flat between the two years due to the non-performing status of certain loans subsequent to September 30, 1999. Growth from the lending subsidiary in 1998 is attributable to the increasing loan portfolio. The average outstanding loan portfolio was $248,807 in 1999, $228,279 in 1998 and $182,375 in 1997.

     Financial services gross profit and margin percentage for the three years ended December 31, 1999, were as follows:

                                      PERCENTAGE             PERCENTAGE             PERCENTAGE
                             1999     OF REVENUE    1998     OF REVENUE    1997     OF REVENUE
                           --------   ----------   -------   ----------   -------   ----------
Insurance:
  North America..........  $ 16,084        6.6%    $ 7,872       9.6%     $    --        --%
  France.................    12,929       18.6      10,689      11.0        6,712       9.0
                           --------     ------     -------      ----      -------      ----
     Total insurance.....    29,013        9.2      18,561      10.4        6,712       9.0
Lending subsidiary.......   (29,467)    (141.9)      9,441      45.9        7,632      46.2
                           --------     ------     -------      ----      -------      ----
          Total financial
            services
            gross profit
            (loss).......  $   (454)      (0.1)%   $28,002      14.0%     $14,344      15.8%
                           ========     ======     =======      ====      =======      ====

     The 1999 decrease in the North American insurance gross margin percentage was the result of increased production. While revenue and gross profit have both increased during this period of growth, benefits and expenses have also increased, thereby reducing the gross margin percentage. Although French insurance revenues in 1999 were negatively affected by decreased investment income related to the repositioning of their investment portfolio, gross profit was negatively impacted only slightly due to a corresponding reduction in expense and the margin percentages were positively affected due to the lower revenue used to calculate the margin percentage.

     The Company's lending subsidiary reported a gross loss of $29,467 for the year ended December 31, 1999, compared to gross profit of $9,441 and $7,632 for the same periods in 1998 and 1997, respectively. As part of its cost rationalization programs initiated in 1999, the Company decided to indefinitely suspend the operations of the lending subsidiary by selling a portion of the loan portfolio and acquiring by deed in lieu of foreclosure the collateral underlying other certain loans in its portfolio. The Company recorded a provision for loan losses of $38,608 in the fourth quarter of 1999 associated with the lending subsidiary's loans that are not being held for sale. See note eighteen to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of these nonrecurring charges related to the Company's lending subsidiary.

     The lending subsidiary's gross profit was affected in 1999 by a decrease in the average interest rate spread for the year, primarily as a result of the non-performing status of certain loans discussed above. For the three years ended December 31, 1999, the average interest rate spread was 2.48%, 3.14% and 3.18%, respectively.

  Other Income and Expenses

     The Company's general and administrative expenses increased in 1999 to $82,585 compared to $66,839 in 1998 and $66,781 in 1997. Expressed as a
percentage of revenues, these expenses were 2.5%, 2.3% and 2.6% in 1999, 1998 and 1997, respectively. The increase in general and administrative expenses in 1999 compared to 1998 and 1997 levels is primarily related to non-recurring cost items such as information technology costs related to the Company's year 2000 preparation and professional costs associated with process improvement initiatives and implementation of EVA(R) based incentive compensation models.

     Interest expense increased $61,142 or 34.5% in 1999 compared to 1998 and increased $40,333 or 29.5% in 1998 compared to 1997. This increased interest expense was primarily reflective of increased indebtedness assumed due to acquisitions, specifically as it relates to the ECI merger in January 1999. The average borrowings during 1999 were $4,131,833 compared to $3,340,708 in 1998 and $2,434,808 in 1997. The average interest rates for each of these years were 5.99%, 6.15% and 6.03% for 1999, 1998 and 1997, respectively. The Company expects interest expense to increase to approximately $265,000 to $270,000 for the year ended December 31, 2000, primarily as a result of the Company's lower credit rating.

     Other income primarily consists of gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes. In 1999, other income was $31,759 compared to $43,649 in 1998 and $100,244 in 1997. The fluctuation between $100,244 of other income in 1997 and $43,649 of other income in 1998 reflects the gain on the sale in 1997 of the Company's equity interest in ECI of $68,077.

     The provision (benefit) for income taxes reflects a (9.0%) effective tax rate for 1999, compared to a 34.0% effective tax rate in 1998 and a 35.4% effective tax rate in 1997. The decrease in the effective tax rate was primarily due to the nondeductible losses recorded in the fourth quarter of 1999 as a result of the Company's 1999 restructuring charges. The 1998 reduction in the effective tax rate is primarily due to a larger relative profit contribution from international operations which are taxed at lower rates. Included in the provisions for all years were tax benefits relating to enacted tax rate changes in certain foreign tax jurisdictions.

FINANCIAL CONDITION AND LIQUIDITY

  General

     Historically, the Company has funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program historically has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements.

     During 1999, the Company's liquidity needs and capital funding requirements changed as the Company transitioned away from an acquisition company to an operating company focused on increasing cash flow, reducing overhead costs and paying down debt. The Company developed a series of cash flow initiatives in 1999 related to ongoing operations of the Company, the sale of certain assets and non-core businesses and sources of cash flow from providing third party financing to consumers. These cash flow initiatives were developed in late 1999 and will not effect the Company's cash flow until 2000 and beyond.

     Cash flow initiatives related to the ongoing operations of the Company include: (i) the suspension of the acquisition program, (ii) the reduction of capital expenditures compared to historical levels, (iii) the suspension of the quarterly cash dividend, (iv) the obtaining of funds available from certain of the Company's trusts more efficiently, and (v) the realignment of preneed cemetery and prearranged funeral sales structures to become more cash flow positive. The Company believes the above cash flow initiatives, coupled with other working capital initiatives, will produce operating free cash flow on an after tax basis in the range of $100,000 to $200,000 in 2000. The Company defines operating free cash flow as cash flow from operating activities determined by generally accepted accounting principles, less capital expenditures, dividends paid, the net effect of prearranged funeral production and maturities. The operating free cash flow projections above do not include approximately $75,000 of projected net cash outflow in 2000 associated with the Company's 1999 first and fourth quarter restructuring and nonrecurring charges.

     The Company developed cash flow initiatives in 1999 to sell certain assets and non-core businesses that are either not meeting the Company's criteria for returns on invested capital or are more valuable to parties outside the Company. The Company expects after tax proceeds of $200,000 to $300,000 from these sales of non-core financial or operational assets in 2000.

     In 2000, the above cash flow initiatives developed in 1999 are expected to produce approximately $300,000 to $500,000 of funds available for reducing debt on an after tax basis. This projection again does not include approximately $75,000 of net cash outflows in 2000 associated with the Company's 1999 restructuring charges. These funds available for debt reduction also do not include any possible effect on cash flows associated with the development of a consumer financing program in North America for the Company's atneed funeral and cemetery and preneed cemetery client families, which could improve or generate cash flow for the Company and enhance the Company's ability to further pay down debt.

     The Company had total debt of $4,060,016 at December 31, 1999 versus $3,860,657 at December 31, 1998. The largest component of this debt relates to the Company's primary revolving credit agreements. The Company's primary revolving credit agreements provide for borrowings up to $1,600,000 and consists of two 364-day facilities and a five-year, multi-currency facility due in 2002. One of the 364-day facilities permits borrowings up to $300,000 and the outstanding balance at maturity (June 25, 2000) may be converted into a two-year term loan at the Company's option. The second 364-day facility permits borrowings up to $600,000 and expires November 1, 2000. As of December 31, 1999, approximately $412,000 was available under these three facilities. These facilities have financial compliance provisions that contain certain restrictions, including a maximum debt-to-capitalization ratio of 60%, a minimum interest coverage of 2.75, a minimum net worth requirement defined in the facility agreements, and limitations on cash disbursements, subsidiary borrowings, liens and guarantees. See note eight to the consolidated financial statements in Item 8 of this Form 10-K for further information on the Company's primary revolving credit facilities.

     Historically, the Company has classified borrowings under these facilities as long-term debt since it has been the Company's intent to refinance such borrowings with long-term debt or equity. In 1999, however, the Company's downgraded credit ratings, both short-term and long-term, have limited its access to the capital markets. As such, borrowings (primarily commercial paper) of approximately $179,704 backed by the $600,000 facility have been classified as current maturities of long-term debt. As of December 31, 1999, the Company had a total of $423,949 of current maturities of long-term debt. As mentioned above, the Company believes it will generate funds available for reducing debt on an after tax basis of $300,000 to $500,000 not including the projected net cash outflow of $75,000 related to the Company's 1999 restructuring charges. Based on these funds available, coupled with banking relationships that the Company would characterize as positive, the Company believes it will meet all of its financial obligations and requirements in 2000.

  Sources and Uses of Cash

     Cash Flows from Operating Activities: Net cash provided by operating activities was $432,850 for the year ended December 31, 1999, compared to $328,620 for the same period in 1998, an improvement of $104,230. Significant components of cash flow provided by operating activities for the year ended December 31, 1999 include: (1) net loss of $32,412 adjusted for normal non-cash items such as $252,145 of depreciation and amortization, (2) restructuring and nonrecurring charge provisions of $362,428, reduced by cash paid of $37,553 related to the charges, (3) an increase in receivables of $223,405 primarily related to the sales of preneed cemetery products and services which are usually financed on an installment basis in excess of twelve months and (4) an increase in other liabilities of $138,448 primarily related to the non-cash add-back associated with the actuarially determined liability recorded by the Company's insurance operations.

     Cash Flows from Investing Activities: Net cash used in investing activities was $423,982 for the year ended December 31, 1999, compared to $1,059,875 for the same period in 1998, an improvement of $635,893. Significant components of cash used in investing activities for the year ended December 31, 1999, include:
(1) capital expenditures of $216,208, (2) $120,573 of proceeds from the sales of property and equipment, (3) $102,647 of cash used in acquisitions and (4) $199,879 of purchases in excess of sales of securities associated with the Company's insurance operations. One of the insurance operations had an approximate $80,000 cash position at December 31, 1998, of which a significant portion of the cash was used to purchase securities during 1999. The remaining amount of cash used to purchase securities in excess of the sales of securities represents the investment of net cash generated by insurance premiums received from customers after payment of cash expenses which is included within net cash provided by operating activities.

     Cash Flows from Financing Activities: Net cash used in financing activities was $266,756 for the year ended December 31, 1999, compared to net cash provided by financing activities of $1,041,561 for the same period in 1998. The Company issued approximately $1,100,000 of long-term debt in 1998, which is included in the $1,041,561 amount above. Significant components of cash used in financing activities for the year ended December 31, 1999, include: (1) increases in borrowings of $504,279 from the Company's revolving credit facilities offset by $365,936 for the early extinguishment of certain floating rate debt and ECI convertible debentures, (2) payments of debt of $259,004 and (3) payments of cash dividends of $96,779.

     At December 31, 1999, the Company had a working capital deficit of $61,714 compared to working capital surplus of $578,755 as of December 31, 1998. The working capital deficit of $61,714 is primarily a result of the current liability of $89,812 at December 31, 1999 related to the Company's 1999 restructuring charges as well as related to $423,949 of current maturities of long-term debt, of which $179,704 relates to the Company's revolving credit facilities. As discussed earlier, certain balances outstanding on the Company's revolving credit facilities cannot be classified as long-term at December 31, 1999, due to the Company's current lack of access to the capital markets.

     As part of the Company's ongoing cash flow initiatives, the Company terminated or assigned certain interest rate swaps and all cross-currency interest rate swaps subsequent to year end and received approximately $110,658 in net pretax proceeds. These proceeds were primarily used to purchase certain of the Company's bonds, of which approximately $59,000 of these bonds were due in 2000.

     The Company had a current ratio 0.94:1 at December 31, 1999, compared to a current ratio of 1.92:1 at December 31, 1998. The Company had a cash balance of $88,221 at December 31, 1999 compared to a cash balance of $358,210 at December 31, 1998. Approximately $160,000 of the December 31, 1998 cash balance was contemplated to be used to repay ECI's revolving credit facility and AML had an approximate $80,000 cash balance at December 31, 1998 which was used to purchase securities in 1999. As of December 31, 1999, the Company's debt to capitalization ratio was 53.7% compared to 55.0% at December 31, 1998. Excluding the $362,428 of 1999 restructuring and nonrecurring charges, the interest coverage ratio for the year ended December 31, 1999 was 2.30:1, compared to 3.72:1 for the same period of 1998. At December 31, 1999, the Company had the ability to issue $900,000 in securities registered with the Securities and Exchange Commission (the Commission) under a shelf registration. In addition, 12,865 shares of common stock and a total of $187,000 of guaranteed promissory notes and convertible debentures are registered under a separate shelf registration to be used exclusively for acquisitions. The Company has suspended its acquisition program and does not anticipate these acquisition shelf registrations to be drawn upon in the near future.

  PREARRANGED FUNERAL SERVICES

     The Company sells prearranged funeral contracts in most of its service markets, including its major foreign markets. The Company has a marketing program to sell price guaranteed prearranged funeral contracts and the funds collected are generally held in trust or are used to purchase life insurance or annuity contracts. The amounts paid into trust funds or premiums paid on insurance contracts will be received in cash by a Company funeral service location at the time the funeral is performed. Earnings on trust funds and increasing benefits under insurance and annuity funded contracts also increase the amount of cash to be received upon performance of the funeral service. Direct costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain general agency commissions earned by the Company for sales of insurance products.

     The Company has an investment program which entails the ongoing consolidation of multiple trustees, the use of institutional managers with differing investment styles and consolidated performance monitoring and tracking. This program targets a real return in excess of the amount necessary to cover future increases in the cost of providing a price guaranteed funeral service as well as any selling costs. This is accomplished by allocating the portfolio mix to investments that match the anticipated maturity of the contracts. The Company targets an asset allocation for prearranged funeral trusts of approximately 60% equity, 30% fixed income and 10% alternative investments. The Company's North American prearranged funeral trust portfolio earned a return of 17.6%, 18.0% and 12.5% in 1999, 1998 and 1997, respectively (including realized and unrealized gains and net of investment expenses).

     AML, which was acquired by the Company in 1998, has been a provider of insurance products used to fund Company prearranged funerals in North America for several years. During 1999, the Company began a strategic initiative to fund a higher percentage of its North American prearranged funeral sales through AML as opposed to third party insurance or trust funded contracts. Auxia primarily sells insurance and annuity products used to fund prearranged funerals to be performed by the Company's French funeral service locations. Prearranged funeral sales afford the Company the opportunity to protect both current market share and mix as well as expand market share in certain markets. The Company believes this will stimulate future revenue growth. Prearranged funeral services fulfilled as a percent of the total funerals performed at comparable North America funeral service locations approximates 28.9% in 1999 and 26.7% in 1998. This percentage is expected to grow, thereby making the number of funerals performed and related revenues, which will be recognized in future periods, more predictable.

     The total value of unperformed prearranged funeral contracts includes both trust funded and insurance funded contracts and represents the original contract value plus any accumulated trust earnings or increasing insurance benefits. The total value of unperformed prearranged funeral contracts consists of two components: (i) contracts funded by trust or third party insurance companies and
(ii) contracts funded by the Company's insurance operations. The value of unperformed prearranged funeral contracts to be funded by trust or third party insurance companies are included in Deferred prearranged funeral contract revenues in the consolidated balance sheet. A portion of the value of unperformed prearranged funeral contracts to be funded by the Company's insurance operations is included as a component of Reserves and annuity benefits -- insurance operations in the consolidated balance sheet and reflects only the actuarially determined amounts to be funded in accordance with generally accepted accounting principles for life insurance companies. The remaining component of Reserves and annuity benefits -- insurance operations represents the actuarially determined amounts to be funded for non-SCI unperformed prearranged funeral contracts. As of December 31, 1999 and 1998, the total value of unperformed prearranged funeral contracts was as follows (assuming the Company's contracts only, at face value, plus accrued earnings or increasing death benefits):

                                                                 1999         1998
                                                              ----------   ----------
Deferred prearranged funeral contract revenues..............  $3,186,081   $2,819,794
Contracts funded by the Company's insurance operations......   1,101,371      932,056
                                                              ----------   ----------
                                                              $4,287,452   $3,751,850
                                                              ==========   ==========

     The following table summarizes the changes in the total value of unperformed prearranged funeral contracts for the years ended December 31:

                                                                 1999         1998
                                                              ----------   ----------
Beginning balance...........................................  $3,751,850   $3,371,424
  Net sales.................................................     578,263      490,289
  Acquisitions/dispositions.................................     288,099      138,976
  Realized earnings and increasing insurance benefits.......     128,251      129,484
  Maturities................................................    (331,031)    (274,107)
  Change in cancellation reserve............................     (80,020)     (16,608)
  Effect of foreign currency and other......................     (47,960)     (87,608)
                                                              ----------   ----------
Ending balance..............................................  $4,287,452   $3,751,850
                                                              ==========   ==========

     The increase in net sales was due to the Company's revenue initiative to increase prearranged funeral sales. Acquisitions and dispositions has increased primarily due to the merger with ECI in January 1999. The increase in the cancellation reserve is due to adjustments made to better reflect the Company's historical experience.

     The recognition of the total value of unperformed prearranged funeral revenues is estimated to occur in the subsequent years as follows:

2000....................................................   $  392,110
2001....................................................      361,880
2002....................................................      294,126
2003....................................................      299,799
2004....................................................      270,186
2005 through 2008.......................................    1,027,623
2010 and thereafter.....................................    1,641,728
                                                           ----------
                                                           $4,287,452
                                                           ==========

CREMATIONS

     In recent years there has been a steady growth trend in the number of cremations in North America that have been chosen as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is much more stable. In 1999, 35.4% (34.6% in 1998) of all families served by the Company's comparable North America funeral service locations selected cremation, substantially more than the 25% national average according to industry studies. The Company has a significant number of operating locations in Florida and the west coast of North America where cremation rates have been historically higher than the national average. Though a cremation typically results in fewer sales dollars than a traditional funeral service, the Company believes funeral service locations which are predominantly cremation businesses typically have higher gross profit margin percentages than those exhibited at traditional funeral service locations. The Company has expanded its product alternatives in high cremation markets in North America which has resulted in higher average sales. The Company continues to believe there are markets in select areas within North America where products and services related to the memorialization of cremated remains represent a source of revenue and margin growth. Cremation memorialization has long been a tradition in Australia and the United Kingdom. Based on industry studies, approximately 60-70% of all dispositions in Australia and the United Kingdom were cremations. It is estimated that approximately 17% of all dispositions in France are cremations.

     The Company also operates the only nationally branded cremation society with the largest membership in North America called National Cremation Society
(NCS). NCS currently operates in four high cremation states and has plans to expand into nine additional high cremation states and Canadian provinces in 2000. NCS locations are predominately store-front locations with little capital investment and have a prearranged backlog of approximately 43,000 contracts as of December 31, 1999. While the average sale of NCS contracts is approximately $1,000 to $1,200, gross profit margins are in the 40% to 45% range.

OTHER MATTERS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be implemented in the Company's first quarter of 2001. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Changes in the fair value of derivatives will be recorded either in earnings or in other comprehensive income, based on the type of risk for which the instrument is determined to be an effective hedge. Any change in fair value of an instrument that is not designated as a hedge, or any portion of a change in fair value of a hedging instrument that is deemed ineffective, will be immediately recognized in earnings. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be applied beginning with the Company's second quarter of 2000. The Company, together with other members of the death care industry, are currently discussing directly with the Commission the application of SAB No.
101. Final resolution of the discussions will not have an impact on the Company's consolidated cash flows, but may have a material impact on the Company's consolidated financial condition and on the manner in which the Company records preneed sales activities.

YEAR 2000 ISSUE

     The Year 2000 issue, also known as "Y2K," refers to the inability of some computer programs and computer-based microprocessors to correctly interpret the century from a date in which the year is represented by only two digits (e.g., 98). As previously reported, the Company developed and implemented a plan to address the anticipated effects of Y2K issues related to the Company's production systems, networks, desktops, user-developed applications, vendor-supplied software, facilities and telecommunications and the supply chain.

     The Company established Y2K Program Offices at its corporate offices in Houston, Texas and Birmingham, England. These program offices were responsible for advising and monitoring the numerous facets of the Company's Y2K preparations and for promoting Y2K awareness. In addition, the program offices monitored the development of contingency plans that specified what would be done if the Company or key third parties experienced disruptions to critical business activities as a result of Y2K problems.

     The Company's Y2K plan was completed in all material respects prior to the anticipated Y2K failure dates. As of March 28, 2000, the Company has not experienced any significant business disruptions or system failures as a result of Y2K issues, nor is it aware of any Y2K issues that have affected its key suppliers or other significant third parties to an extent significant to the Company. However, Y2K compliance has many facets and potential consequences, some of which may not be foreseeable or may not be realized until future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems that are not Y2K-compliant. Because of this uncertainty, the Company's contingency plans outline a course of action should a date-related problem occur in the future.

     The aggregate costs for the Company to achieve Y2K readiness were approximately $33,715 of which $3,725 represents operating lease payments related to desktops and servers that will be incurred from 2000-2002. All costs associated with Y2K readiness are expected to be funded from cash flows from operations. The Company's actual costs incurred associated with Y2K readiness through December 31, 1999, were approximately $29,990, of which approximately $10,433 has been expensed and approximately $19,557 has been capitalized. The capitalized expenditures represent new hardware and new enterprise software that introduced new functionality to the Company. All of the estimated remaining $3,725 expenditures will be expensed over the course of the related lease term.

     In an effort to report material costs related to the Company's Y2K effort, the Company has adopted a policy of capturing all costs of one thousand dollars or more, all contractor expenses, and internal costs for dedicated resources (those working exclusively on Y2K issues). As such, the Company acknowledges that many internal resources worked part-time on Y2K-related issues for which no payroll or overhead costs are being reported.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     The statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors, which could cause actual results to differ materially from those in forward-looking statements, include, among others, the following:

           1) Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g. marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, particularly but not limited to, the Company's cemetery trust revenues, levels of interest expense; and changes in the Company's specific credit relationships impacting the availability of credit.

           2) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies.

           3) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.

           4) The Company's ability to sell preneed heritage cemetery property which is usually associated with new customers of the Company's cemeteries.

           5) The Company's ability to successfully integrate prior acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions.

           6) The Company's ability to successfully implement ongoing cost reduction initiatives, as well as changes in domestic and international economic, political and/or regulatory environments, which could negatively effect the implementation of the Company's cost reduction initiatives.

           7) The Company's ability to successfully realize the estimated savings associated with the Company's cost reduction initiatives announced in 1999.

           8) The Company's ability to successfully implement certain strategic revenue and marketing initiatives resulting in increased volume through its existing facilities.

           9) The Company's ability to successfully implement certain strategic cash flow initiatives, including but not limited to the sale of non-core assets, the previously announced funeral and cemetery consumer financing program, which could improve or generate cash flow for the Company and enhance the Company's ability to reduce debt.

          10) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

     The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information presented below should be read in conjunction with notes nine and ten to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company uses derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to hedge the Company's net investment in foreign assets. The derivative instruments held by the Company are for hedging purposes and are neither leveraged nor speculative in nature.

     Movements in interest rates that impact the fair value of the interest rate swaps generally offset corresponding movements in the value of the underlying debt being hedged. Likewise, movements in currency rates that impact swaps generally offset corresponding movements in the value of the underlying foreign assets being hedged. In addition, currency movements that impact foreign interest expense due under the cross-currency interest rate swaps generally offset corresponding movements in the earnings of the foreign operation.

     At December 31, 1999, after giving consideration to the interest rate swaps, the Company's total debt consisted of approximately 61% of fixed interest rate debt at a weighted average rate of 6.36% and approximately 39% of floating interest rate debt at a weighted average rate of 6.49%. At December 31, 1998, the Company's total debt consisted of approximately 74% of fixed interest rate debt at a weighted average rate of 6.17% and approximately 26% of floating interest rate debt at a weighted average rate of 6.15%. The Company's overall sensitivity to floating interest rates is diversified in that approximately 28% of the Company's floating rate exposure, as of December 31, 1999, is based in eight markets other than the United States (47% at December 31, 1998).

     In general, the Company has hedged up to 100% of its net investment in foreign assets when such investment is considered significant and when it is reasonably cost efficient to do so. In addition, the Company does not have a significant investment in foreign operations that are in highly inflationary economies. Approximately 32% of the Company's net investment and 32% of its income from operations are denominated in foreign currencies at December 31, 1999. Due to the cross-currency hedges described above, approximately 13% of the Company's net assets and approximately 16% of the Company's income from operations are subject to translation risk at December 31, 1999.

     In January 2000, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency interest rate swaps as mentioned in note nine to the consolidated financial statements in Item 8 of this Form 10-K, thereby removing the Company's hedges of foreign exchange rate exposure and the diversification of floating rate exposure mentioned above.

  Marketable Equity and Debt Securities -- Price Risk

     In connection with the Company's insurance operations, prearranged funeral operations and preneed cemetery merchandise and services sales, the Company owns investments in equity securities and mutual funds which are sensitive to current market prices. Cost and market values as of December 31, 1999 and 1998, are presented in notes four, five and six to the consolidated financial statements in Item 8 of this Form 10-K.

  Market-Rate Sensitive Instruments -- Interest Rate and Currency Risk

     The Company's financial instruments that were subject to interest rate and currency exchange rate risk at December 31, 1999, include debt instruments, U.S. dollar interest rate swaps, and cross-currency interest rate swaps. The Company performs sensitivity analyses to assess the impact of these risks on earnings. This analysis reflects the impact of a hypothetical 10% adverse change in market rates. In actuality, market rate volatility is dependent on many factors that are impossible to forecast. Therefore, the adverse changes described below could differ substantially from the hypothetical 10% impact. The analysis conducted below excludes the assets of both the lending subsidiary and the Company's insurance operations. Instead, these are referenced separately in tabular format below.

     A sensitivity analysis of those instruments with variable interest rate components was modeled to assess the impact that changing interest rates could have on pretax earnings. The sensitivity analysis assumed an instantaneous 10% adverse change to the then prevailing interest rates with all other variables held constant. Given this model, the Company's pretax earnings, on an annual basis, would have been negatively impacted by approximately $9,402 on December 31, 1999, and $5,657 on December 31, 1998. Had the Company terminated certain interest rate swaps in December 1999, as discussed in note nine to the consolidated financial statements in Item 8 of this Form 10-K, this same sensitivity analysis indicates that the Company's pretax annual earnings would have been negatively impacted by approximately $11,664 on December 31, 1999.

     A similar model was used to assess the impact of changes in foreign exchange rates on interest expense. At December 31, 1999, the Company's debt and derivative exposure was primarily associated with the Euro, British pound, Canadian dollar, Australian dollar, Chilean peso, Swiss franc, and Norwegian krone. A 10% adverse change in the strength of the U.S. dollar would have negatively impacted the Company's interest expense on an annual basis by approximately $11,451 on December 31, 1999, and $12,229 on December 31, 1998. Had the Company terminated the cross-currency interest rate swaps in December 1999, as discussed in note nine to the consolidated financial statements in Item 8 of this Form 10-K, this same sensitivity analysis indicates that the Company's annual interest expense would have been negatively impacted by approximately $2,176 on December 31, 1999.

     For certain assets associated with the Company's lending subsidiary and insurance operations, the tables below present principal cash flows that exist by maturity date and the related average interest rates:

     AS OF DECEMBER 31, 1999:

                                          2000      2001      2002      2003      2004     THEREAFTER   FAIR VALUE
                                         -------   -------   -------   -------   -------   ----------   ----------
Lending subsidiary receivables.........  $16,545   $32,601   $40,239   $55,553   $33,854    $32,234      $211,026
Average rate...........................     5.96%     7.68%     6.20%     9.15%     9.63%      8.59%
Insurance subsidiaries investments in
  debt securities......................   26,075     5,073     7,098    15,166    44,417    861,894       959,723
Average rate...........................     3.96%     5.92%     5.77%     5.81%     5.14%      6.51%

     AS OF DECEMBER 31, 1998:

                                         1999      2000      2001       2002      2003     THEREAFTER   FAIR VALUE
                                        -------   -------   -------   --------   -------   ----------   ----------
Lending subsidiary receivables........  $33,007   $14,369   $44,501   $107,117   $27,238    $43,297      $269,529
Average rate..........................     7.70%     9.24%     8.54%      8.12%     8.97%      8.38%
Insurance subsidiaries investments in
  debt securities.....................   85,316    70,369    76,233    108,416    74,231    503,804       918,369
Average rate..........................     5.85%     5.38%     5.84%      5.42%     5.90%      4.93%

     To reduce exposure to interest rate changes, portfolio investments are selected so the weighted average duration of the investments approximates the duration of associated policyholder liabilities. The insurance companies are subject to reinvestment risk upon either sale or maturity of the debt securities. Management believes that absence of any material amounts of "high-yield" or "non-investment grade" investments in the portfolios of the Company's insurance operations enhances the ability of the insurance companies to provide security to their policyholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   26
Consolidated Statement of Operations for the three years
  ended December 31, 1999...................................   27
Consolidated Balance Sheet as of December 31, 1999 and
  1998......................................................   28
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1999...................................   29
Consolidated Statement of Stockholders' Equity for the three
  years ended December 31, 1999.............................   30
Notes to Consolidated Financial Statements..................   31
Financial Statement Schedule:
II -- Valuation and Qualifying Accounts.....................   64

     All other schedules have been omitted because the required information is not applicable or because the information required is included in the consolidated financial statements or the related notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Service Corporation International

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Houston, Texas
March 29, 2000

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues.................................................  $3,321,813   $2,875,090   $2,535,865
Costs and expenses.......................................  (2,708,054)  (2,156,320)  (1,848,253)
                                                           ----------   ----------   ----------
Gross profit.............................................     613,759      718,770      687,612
General and administrative expenses......................     (82,585)     (66,839)     (66,781)
Restructuring and nonrecurring charges...................    (362,428)          --           --
                                                           ----------   ----------   ----------
Income from operations...................................     168,746      651,931      620,831
Interest expense.........................................    (238,195)    (177,053)    (136,720)
Dividends on preferred securities of SCI Finance LLC.....          --           --       (4,382)
Other income.............................................      31,759       43,649      100,244
                                                           ----------   ----------   ----------
Income (loss) before income taxes and extraordinary gain
  (loss).................................................     (37,690)     518,527      579,973
(Provision) benefit for income taxes.....................       3,393     (176,385)    (205,421)
                                                           ----------   ----------   ----------
Income (loss) before extraordinary gain (loss)...........     (34,297)     342,142      374,552
Extraordinary gain (loss) on early extinguishment of debt
  (net of income taxes of $1,071 and $23,383)............       1,885           --      (40,802)
                                                           ----------   ----------   ----------
          Net income (loss)..............................  $  (32,412)  $  342,142   $  333,750
                                                           ==========   ==========   ==========
Earnings per share:
Basic:
  Income (loss) before extraordinary gain (loss).........  $     (.13)  $     1.34   $     1.53
  Extraordinary gain (loss) on early extinguishment of
     debt................................................         .01           --        (0.17)
                                                           ----------   ----------   ----------
          Net income (loss)..............................  $     (.12)  $     1.34   $     1.36
                                                           ==========   ==========   ==========
Diluted:
  Income (loss) before extraordinary gain (loss).........  $     (.13)  $     1.31   $     1.47
  Extraordinary gain (loss) on early extinguishment of
     debt................................................         .01           --        (0.16)
                                                           ----------   ----------   ----------
          Net income (loss)..............................  $     (.12)  $     1.31   $     1.31
                                                           ==========   ==========   ==========
Basic weighted average number of shares..................     272,281      256,271      245,470
                                                           ==========   ==========   ==========
Diluted weighted average number of shares................     273,792      262,520      257,781
                                                           ==========   ==========   ==========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     SHARE AMOUNTS)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................   $    88,221     $   358,210
  Receivables, net of allowances............................       605,127         565,552
  Inventories...............................................       190,343         189,070
  Other.....................................................       112,460          96,248
                                                               -----------     -----------
          Total current assets..............................       996,151       1,209,080
                                                               -----------     -----------
Investments -- insurance operations.........................     1,318,635       1,234,678
Prearranged funeral contracts...............................     2,898,139       2,588,806
Long-term receivables.......................................     1,562,418       1,408,076
Cemetery property, at cost..................................     2,182,410       2,035,897
Property, plant and equipment, at cost (net)................     1,881,525       1,824,979
Deferred charges and other assets...........................     1,286,967       1,151,430
Names and reputations (net).................................     2,475,356       1,813,212
                                                               -----------     -----------
                                                               $14,601,601     $13,266,158
                                                               ===========     ===========

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................   $   589,847     $   452,354
  Current maturities of long-term debt......................       423,949          96,067
  Income taxes..............................................        44,069          81,904
                                                               -----------     -----------
          Total current liabilities.........................     1,057,865         630,325
                                                               -----------     -----------
Long-term debt..............................................     3,636,067       3,764,590
Reserves and annuity benefits -- insurance operations.......     1,313,328       1,207,169
Deferred prearranged funeral contract revenues..............     3,186,081       2,819,794
Deferred income taxes.......................................       873,023         797,086
Other liabilities...........................................     1,039,964         893,092
Stockholders' equity:
  Common stock, $1 per share par value, 500,000,000 shares
     authorized, 272,064,618 and 259,201,104 issued and
     outstanding net of 2,792,503 and 68,373 treasury shares
     at par.................................................       272,064         259,201
  Capital in excess of par value............................     2,156,301       1,646,765
  Retained earnings.........................................     1,126,898       1,232,758
  Accumulated other comprehensive income (loss).............       (59,990)         15,378
                                                               -----------     -----------
          Total stockholders' equity........................     3,495,273       3,154,102
                                                               -----------     -----------
                                                               $14,601,601     $13,266,158
                                                               ===========     ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1999          1998          1997
                                                         -----------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)....................................  $   (32,412)  $   342,142   $   333,750
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.....................      252,145       202,277       157,550
     Provision (benefit) for deferred income taxes.....      (46,071)       56,308        19,212
     Restructuring and nonrecurring charges............      362,428            --            --
     Cash paid related to restructuring and
       nonrecurring charges............................      (37,553)           --            --
     Extraordinary (gain) loss on early extinguishment
       of debt, net of income taxes....................       (1,885)           --        40,802
     Gains from dispositions (net).....................      (19,752)      (30,627)      (89,252)
     Provision for loan losses.........................       38,608            --            --
     Realized gains on sale of investments.............      (33,675)      (65,313)           --
     Realized losses on sale of investments............       32,465        42,026            --
     Change in assets and liabilities net of effects
       from acquisitions:
       Increase in receivables.........................     (223,405)     (228,325)     (174,429)
       Increase in other assets........................       (3,416)      (71,824)      (24,904)
       Increase in other liabilities...................      138,448        86,501        36,045
       Other...........................................        6,925        (4,545)        3,160
                                                         -----------   -----------   -----------
Net cash provided by operating activities..............      432,850       328,620       301,934
                                                         -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures.................................     (211,481)     (253,224)     (230,532)
  Net effect of prearranged funeral production and
     maturities........................................      (39,239)      (35,521)       (5,537)
  Purchases of securities -- insurance operations......   (1,916,015)   (1,225,955)   (1,407,588)
  Sales of securities -- insurance operations..........    1,716,136     1,200,334     1,383,934
  Proceeds from sales of property and equipment........      115,846        43,793        46,908
  Acquisitions, net of cash acquired...................     (102,647)     (719,768)     (409,731)
  Loans issued by lending subsidiary...................      (76,110)     (142,017)      (98,446)
  Principal payments received on loans by lending
     subsidiary........................................       97,569        70,178        45,915
  Proceeds from sale of equity investment..............           --            --       147,700
  Purchases of equity investments......................       (1,400)       (6,968)      (87,643)
  Other................................................       (6,641)        9,273       (18,424)
                                                         -----------   -----------   -----------
Net cash used in investing activities..................     (423,982)   (1,059,875)     (633,444)
                                                         -----------   -----------   -----------
Cash flows from financing activities:
  Increase in borrowings under revolving credit
     agreements........................................      504,279       100,294       304,505
  Long-term debt issued................................           --     1,100,000       650,000
  Early extinguishment of debt.........................     (365,935)           --      (449,998)
  Payments of debt.....................................     (259,004)      (76,329)      (91,464)
  Repurchase of common stock...........................      (45,750)           --            --
  Dividends paid.......................................      (96,779)      (88,360)      (69,888)
  Bank overdrafts and other............................       (3,567)        5,956        (6,401)
                                                         -----------   -----------   -----------
Net cash (used in) provided by financing activities....     (266,756)    1,041,561       336,754
                                                         -----------   -----------   -----------
Effect of foreign currency.............................      (12,101)        1,027        (2,498)
                                                         -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents...     (269,989)      311,333         2,746
Cash and cash equivalents at beginning of year.........      358,210        46,877        44,131
                                                         -----------   -----------   -----------
Cash and cash equivalents at end of year...............  $    88,221   $   358,210   $    46,877
                                                         ===========   ===========   ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                              ACCUMULATED
                                                                   CAPITAL IN                    OTHER
                                                         COMMON    EXCESS OF     RETAINED    COMPREHENSIVE
                                                         STOCK     PAR VALUE     EARNINGS    INCOME (LOSS)     TOTAL
                                                        --------   ----------   ----------   -------------   ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1996..........................  $236,193   $1,237,783   $  728,108     $ 33,233      $2,235,317
Comprehensive income:
  Net income..........................................                             333,750                      333,750
  Other comprehensive loss:
  Foreign currency translation........................                                          (29,795)        (29,795)
  Unrealized loss on securities, net..................                                           (6,957)         (6,957)
                                                                                                             ----------
        Total other comprehensive loss................                                                          (36,752)
                                                                                                             ----------
Comprehensive income..................................                                                          296,998
Common Stock issued:
  Stock option exercises and stock grants.............      820         9,296                                    10,116
  Acquisitions........................................    3,958        79,215       (3,832)                      79,341
  Debenture conversions...............................      492         5,925                                     6,417
  Conversion of convertible preferred securities of
    SCI Finance LLC...................................   11,461       161,027                                   172,488
Dividends on common stock ($.30 per share)............                             (74,673)                     (74,673)
                                                        --------   ----------   ----------     --------      ----------
Balance at December 31, 1997..........................  252,924     1,493,246      983,353       (3,519)      2,726,004
Comprehensive income:
  Net income..........................................                             342,142                      342,142
  Other comprehensive income:
  Foreign currency translation........................                                            8,748           8,748
  Unrealized gain on securities, net..................                                           10,149          10,149
                                                                                                             ----------
        Total other comprehensive income..............                                                           18,897
                                                                                                             ----------
Comprehensive income..................................                                                          361,039
Common Stock issued:
  Stock option exercises and stock grants.............    3,593        56,485                                    60,078
  Acquisitions........................................    2,499        94,625                                    97,124
  Debenture conversions...............................      185         2,409                                     2,594
Dividends on common stock ($.36 per share)............                             (92,737)                     (92,737)
                                                        --------   ----------   ----------     --------      ----------
Balance at December 31, 1998..........................  259,201     1,646,765    1,232,758       15,378       3,154,102
Comprehensive loss:
  Net loss............................................                             (32,412)                     (32,412)
  Other comprehensive loss:
  Foreign currency translation........................                                          (39,036)        (39,036)
  Unrealized loss on securities, net..................                                          (36,332)        (36,332)
                                                                                                             ----------
        Total other comprehensive loss................                                                          (75,368)
                                                                                                             ----------
Comprehensive loss....................................                                                         (107,780)
Common Stock issued:
  Stock option exercises and stock grants.............      170         1,382                                     1,552
  Acquisitions........................................   15,506       550,325                                   565,831
  Debenture conversions...............................       48           718                                       766
Repurchase of common stock............................   (2,861)      (42,889)                                  (45,750)
Dividends on common stock ($.27 per share)............                             (73,448)                     (73,448)
                                                        --------   ----------   ----------     --------      ----------
Balance at December 31, 1999..........................  $272,064   $2,156,301   $1,126,898     $(59,990)     $3,495,273
                                                        ========   ==========   ==========     ========      ==========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE ONE

NATURE OF OPERATIONS

     The Company is the largest provider of death care services in the world through its funeral service, cemetery and financial services operations. At December 31, 1999, the Company operated 3,823 funeral service locations, 525 cemeteries, 198 crematoria and two insurance operations located in 20 countries on five continents.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 200 combination locations that contain a funeral service location within a Company owned cemetery.

     The financial services operations represent a combination of the Company's insurance operations primarily related to the funding of prearranged funeral contracts and a lending subsidiary which previously provided capital financing for independent funeral home and cemetery operations.

NOTE TWO

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Service Corporation International and all majority-owned subsidiaries (the Company). Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years to conform to current period presentation with no effect on the consolidated financial position, results of operations or cash flows.

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

     Depreciation and Amortization: Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to fifty years, equipment is depreciated over a period from five to twenty years and leasehold improvements are depreciated over a range of five to fifty years. For the three years ended December 31, 1999, depreciation expense was $127,974, $115,195, and $87,571, respectively. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized.

                       SERVICE CORPORATION INTERNATIONAL

     Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired, are amortized on a straight-line basis over the lives (generally from five to ten years) of the respective contracts. Amortization expense associated with these agreements for the three years ended December 31, 1999, 1998 and 1997 was $26,659, $25,403 and $19,233, respectively. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearranged funeral contracts are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contracts. Amortization associated with these net obtaining costs for the three years ended December 31, 1999, 1998 and 1997 were $21,904, $12,930 and $11,198, respectively. Other miscellaneous amortization for the three years ended December 31, 1999, 1998 and 1997 was $8,233, $3,399 and $1,899, respectively.

     Names and Reputations: The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as purchases are included in Names and reputations and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral business. Additionally, the death care industry has historically exhibited stable cash flows. The Company monitors the recoverability of names and reputations based on projections of future undiscounted cash flows of the acquired businesses. For the three years ended December 31, 1999, 1998 and 1997, amortization expense was $67,375, $45,350, and $37,649, respectively. Accumulated amortization of names and reputations as of December 31, 1999 and 1998 was $247,933 and $179,803, respectively.

     Foreign Currency Translation: All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in the consolidated statement of stockholders' equity.

     Funeral Operations: Funeral revenue is recognized when the funeral service is performed. The Company's trade receivables consist primarily of funeral services already performed. An allowance for doubtful accounts has been provided based on historical experience. The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts (which include accumulated trust earnings and increasing insurance benefits) are deferred until such time that the funeral services are performed (see note four to the consolidated financial statements).

     Cemetery Operations: All cemetery interment right sales, together with associated merchandise and services, are recorded as income at the time contracts are signed. Costs related to the sales of interment rights include property and other costs related to cemetery development activities and are charged to operations using the specific identification method. Costs related to merchandise and services are based on actual costs incurred or estimates of future costs necessary, including provisions for inflation when required. Allowances for customer cancellations are provided at the date of sale based upon historical experience. Pursuant to state law, all or a portion of the proceeds from cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. Merchandise and services funds trusted at December 31, 1999 and 1998 were $822,829 and $662,564, respectively (see note six to the consolidated financial statements). The Company recognizes realized trust income on these merchandise and services trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to merchandise and services that have not yet been provided. Additionally, a portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. Earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. Perpetual

                       SERVICE CORPORATION INTERNATIONAL
care funds trusted at December 31, 1999 and 1998 were $519,538 and $418,109, respectively, (see note six to the consolidated financial statements). The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet.

     Insurance Operations: The Company accounts for its two life insurance operations under generally accepted accounting principles for life insurance companies.

     For traditional and participating life products, premiums are recognized as revenue when due from policyholders. Benefits and acquisition expenses are recognized as a constant percentage of earned premiums. Computations of life insurance reserves are based on anticipated investment yields (primarily 3.0% for the French insurance company and 5.8% for the U.S. insurance companies), mortality, surrenders, and provisions for unfavorable deviations.

     For annuity products, premiums are recorded in a policyholder account which is recorded to Reserves and annuity benefits -- insurance operations. Amounts assessed against the policyholder account for contract expenses and mortality coverage are recorded as revenue in proportion to estimated gross profits of the annuity contracts.

     To the extent recoverable, certain costs incurred related to the acquisition of new business are deferred. Such costs consist primarily of commissions, underwriting, policy issuance and direct marketing. Such expenses are referred to as deferred policy acquisition costs (DPAC). DPAC related to different products is amortized at a constant percentage over the life of the book of contracts as follows: over the expected premium paying period for traditional life insurance; based on the present value of the estimated gross margin amounts, with interest at the percentage used to calculate the assumed investment yield, for participating life insurance; and based on the present value of estimated gross profit amounts, with interest at the rate of interest that accrues to the policyholder balances, for annuities. DPAC is included as part of Deferred charges and other assets in the consolidated balance sheet.

     Also included as part of Deferred charges and other assets is the present value of future profits (PVP) on business in force of acquired insurance companies. Such amount represents the portion of costs to acquire such companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. PVP is amortized as follows: over the expected premium paying period for traditional life insurance; and over the estimated remaining life for annuities and participating life insurance.

     Investment income, net of investment expenses, and realized gains and losses related to Investments -- insurance operations are included within Revenues (see note five to the consolidated financial statements). Debt securities and marketable equity securities are classified as available-for-sale and are carried at quoted market value, if readily marketable, or at management's estimated fair value, if not readily marketable. The change in the unrealized gain or loss, net of deferred income tax, is recorded as a component of other comprehensive income (loss) in the consolidated statement of stockholders' equity. Realized gains and losses on investment transactions are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of the investment is reduced. Premiums and discounts on fixed debt securities are amortized over their expected average lives using the interest method. Mortgage loans and real estate are generally carried at amortized cost. Policy loans are stated at the aggregate unpaid balance.

     Derivatives: Amounts to be paid or received under interest rate swaps, including the interest rate provisions of the cross-currency swaps, are recorded on the accrual basis over the life of the swap agreements as an adjustment to interest expense. The related net amounts payable to, or receivable from, the counterparties are included in accrued liabilities or current receivables, respectively. Gains and losses resulting from currency movements on the cross-currency swaps that hedge the Company's net foreign investments are reflected as a part of foreign currency translation in other comprehensive income (loss) in the consolidated statement of stockholders' equity, with the related net amounts due to, or from, the counterparties included in

                       SERVICE CORPORATION INTERNATIONAL

Other liabilities, or Deferred charges and other assets, respectively. Net deferred gains and losses on early termination of interest rate swaps are amortized into interest expense over the remaining lives of the original agreements.

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be implemented in the Company's first quarter of 2001. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Changes in the fair value of derivatives will be recorded either in earnings or in other comprehensive income, based on the type of risk for which the instrument is determined to be an effective hedge. Any change in fair value of an instrument that is not designated as a hedge, or any portion of a change in fair value of a hedging instrument that is deemed ineffective, will be immediately recognized in earnings. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.

     In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be applied beginning with the Company's second quarter of 2000. The Company, together with other members of the death care industry, are currently discussing directly with the Commission the application of SAB No. 101. Final resolution of the discussions will not have an impact on the Company's consolidated cash flows, but may have a material impact on the Company's consolidated financial condition and on the manner in which the Company records preneed sales activities.

NOTE THREE

ACQUISITIONS

     In January 1999, a wholly owned subsidiary of the Company merged with ECI in a stock-for-stock transaction in which ECI shareholders received approximately 15,501 shares of Company common stock valued at approximately $557,000 and approximately 1,200 options to purchase Company common stock valued at approximately $8,628. At the time of the merger, ECI owned 359 funeral service locations and 80 cemeteries in North America.

     The Company also acquired certain other funeral, cemetery, crematoria and insurance operations both domestically and internationally during the years ended December 31, 1999 and 1998. The following table is a summary of all the acquisitions made during the two years ended December 31:

                                                                1999       1998
                                                              --------   --------
Number acquired (unaudited):
  Funeral service locations.................................       434        308
  Cemeteries................................................        95         47
  Crematoria................................................         9         18
  Insurance operations......................................        --          2
Purchase price..............................................  $658,500   $784,000

     The consideration for these acquisitions consisted of combinations of cash, Company common stock and issued debt. All acquisitions have been accounted for under the purchase method of accounting; therefore, operating results of these acquisitions have been included since their respective dates of acquisitions.

                       SERVICE CORPORATION INTERNATIONAL

     The effect of the above acquisitions on the consolidated balance sheet at December 31 was as follows:

                                                                1999        1998
                                                              ---------   ---------
Current assets..............................................  $ 112,803   $  52,339
Investments -- insurance operations.........................         --     622,379
Prearranged funeral contracts...............................    316,150      51,990
Long-term receivables.......................................     38,203      91,299
Cemetery property...........................................    202,164     266,591
Property, plant and equipment...............................    175,114     108,152
Deferred charges and other assets...........................      1,869     422,299
Names and reputations.......................................    782,651     354,772
Current liabilities.........................................   (127,887)    (84,562)
Long-term debt..............................................   (338,308)    (53,609)
Deferred income taxes and other liabilities.................   (171,330)   (365,692)
Reserves and annuity benefits -- insurance operations.......         --    (594,848)
Deferred prearranged funeral contract revenues..............   (322,951)    (54,218)
Stockholders' equity........................................   (565,831)    (97,124)
                                                              ---------   ---------
          Cash used for acquisitions........................  $ 102,647   $ 719,768
                                                              =========   =========

NOTE FOUR

PREARRANGED FUNERAL ACTIVITIES

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance or annuity contracts.

     Unperformed price guaranteed prearranged funeral contracts that are not funded through Company insurance operations are included in the consolidated balance sheet as Prearranged funeral contracts. This balance represents amounts due from trust funds, customer receivables, or third party insurance companies. A corresponding credit is recorded to Deferred prearranged funeral contract revenues. Funeral revenue is recognized on prearranged funeral contracts at the time the funeral service is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues. Such amounts are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearrangements are included in Deferred charges and other assets. These obtaining costs include sales commissions and certain other direct costs which are deferred and amortized over 20 years, a period representing the estimated life of the prearranged contracts. The aggregate net costs deferred as of December 31, 1999 and 1998 were $345,383 and $263,429, respectively.

     Prearranged funeral contracts may also be funded by insurance policies written by the Company's insurance operations. Policy acquisition costs incurred by the Company's insurance operations are deferred as part of Deferred charges and other assets and amortized as prescribed by generally accepted accounting principles for life insurance companies (see note two to the consolidated financial statements). The aggregate net costs deferred as of December 31, 1999 and 1998 were $44,091 and $13,832, respectively.

                       SERVICE CORPORATION INTERNATIONAL

  Prearranged Funeral Contracts

     The components of prearranged funeral contracts in the consolidated balance sheet at December 31 are as follows:

                                                                 1999         1998
                                                              ----------   ----------
Trusts:
  Receivables from trusts...................................  $1,405,273   $1,173,905
  Receivables from customers................................     290,997      280,005
  Allowance for cancellation................................    (148,523)    (115,206)
                                                              ----------   ----------
          Net trust related assets..........................   1,547,747    1,338,704
Third Party Insurance:
  Receivables from third party insurance companies..........   1,463,029    1,349,674
  Allowance for cancellation................................    (112,637)     (99,572)
                                                              ----------   ----------
          Net third party insurance related assets..........   1,350,392    1,250,102
                                                              ----------   ----------
Prearranged funeral contracts...............................  $2,898,139   $2,588,806
                                                              ==========   ==========

     The allowance for cancellation is based on historical experience and is equivalent to approximately 9.0% of the total balance at December 31, 1999 and 8.3% at December 31, 1998. Accumulated earnings from trust funds and increasing insurance benefits of third party insurance companies have been included to the extent that they have accrued through December 31, 1999 and 1998, respectively. The cumulative trust funded total has been reduced by allowable cash withdrawals for trust earnings and amounts retained by the Company pursuant to various state laws.

     The activity in prearranged funeral contracts for the years ended December 31 is as follows:

                                                                 1999         1998
                                                              ----------   ----------
Beginning balance...........................................  $2,588,806   $2,628,104
  Net sales.................................................     216,754      285,931
  Acquisitions/dispositions.................................     267,754      142,808
  Realized earnings and increasing insurance benefits for
     third party insurance companies........................     113,902      105,866
  Maturities................................................    (199,693)    (196,960)
  Change in cancellation reserve............................     (46,382)      (6,848)
  1998 reclassification of Company insurance operations.....          --     (232,209)
  Distributed earnings, effect of foreign currency and
     other..................................................     (43,002)    (137,886)
                                                              ----------   ----------
Ending balance..............................................  $2,898,139   $2,588,806
                                                              ==========   ==========

     The cost and market value associated with the assets held in the trust funds underlying the Company's prearranged funeral contracts at December 31 are as follows:

                                                1999                      1998
                                       -----------------------   -----------------------
                                          COST        MARKET        COST        MARKET
                                       ----------   ----------   ----------   ----------
Debt securities:
  Government.........................  $  420,219   $  407,450   $  323,831   $  356,853
  Corporate..........................     123,406      118,783      103,835      106,190
Equity securities....................     656,161      775,691      503,821      554,256
Money market/other...................     205,487      208,155      242,418      228,085
                                       ----------   ----------   ----------   ----------
                                       $1,405,273   $1,510,079   $1,173,905   $1,245,384
                                       ==========   ==========   ==========   ==========

                       SERVICE CORPORATION INTERNATIONAL

  Deferred Prearranged Funeral Contract Revenues

     Deferred prearranged funeral contract revenues represents the original contract price, trust earnings and increasing insurance benefits on unperformed funeral contracts funded by trust or third party insurance companies. The total value of unperformed prearranged funeral contracts consists of two components:
(i) contracts funded by trust or third party insurance companies and (ii) contracts funded by the Company's insurance operations. The value of unperformed prearranged funeral contracts to be funded by trust or third party insurance companies are included in Deferred prearranged funeral contract revenues in the consolidated balance sheet. A portion of the value of unperformed prearranged funeral contracts to be funded by the Company's insurance operations is included as a component of Reserves and annuity benefits -- insurance operations in the consolidated balance sheet and reflects only the actuarially determined amounts to be funded in accordance with generally accepted accounting principles for life insurance subsidiaries. The remaining component of Reserves and annuity benefits -- insurance operations represents the actuarially determined amounts to be funded for non-SCI unperformed prearranged funeral contracts.

     The following table summarizes for the years ended December 31 the activity in deferred prearranged funeral contract revenues as well as reflects the Company's unperformed prearranged funeral contracts to be funded through the Company's life insurance operations as if they were valued at original contract values plus increasing insurance benefits:

                                                                 1999         1998
                                                              ----------   ----------
Beginning balance -- Deferred prearranged funeral contract
  revenues..................................................  $2,819,794   $2,805,429
  Net sales.................................................     213,526      292,972
  Acquisitions/dispositions.................................     272,295      138,422
  Realized earnings and increasing insurance benefits from
     third party insurance companies........................     113,705      106,353
  Maturities................................................    (227,871)    (192,817)
  Change in cancellation reserve............................     (46,381)      (6,848)
  1998 reclassification of Company insurance operations.....          --     (232,209)
  Effect of foreign currency and other......................      41,013      (91,508)
                                                              ----------   ----------
Ending balance -- Deferred prearranged funeral contract
  revenues..................................................   3,186,081    2,819,794
                                                              ----------   ----------
Unperformed contracts funded by Company insurance
  operations................................................   1,101,371      932,056
                                                              ----------   ----------
Total value of unperformed prearranged funeral contracts....  $4,287,452   $3,751,850
                                                              ==========   ==========

NOTE FIVE

INSURANCE OPERATIONS

     The Company acquired AML effective July, 1998. In addition, the Company has owned a French life insurance company (Auxia) since 1995. The primary purpose of these life insurance operations is to assist in funding the Company's prearranged funeral program.

                       SERVICE CORPORATION INTERNATIONAL

  Investments

     As part of the Company's funding of prearranged funeral contracts, the Company's life insurance operations invest in securities which are classified as "available-for-sale." The cost, market value and unrealized gains and losses related to investments at December 31 were as follows:

                                                                 1999
                                          ---------------------------------------------------
                                          AMORTIZED                   UNREALIZED   UNREALIZED
                                             COST      MARKET VALUE     GAINS        LOSSES
                                          ----------   ------------   ----------   ----------
Debt securities:
  U.S. treasury.........................  $   29,054    $   27,528     $    --      $ (1,526)
  U.S. state and political
     subdivisions.......................      76,726        70,930          30        (5,826)
  French government.....................      87,893        85,938         261        (2,216)
  Other foreign government (primarily
     European)..........................      63,503        62,394         155        (1,264)
  Corporate.............................     571,560       534,110         676       (38,126)
  Mortgage-backed.......................     126,825       121,714         313        (5,424)
  Asset-backed..........................      55,583        53,455         132        (2,260)
  Redeemable preferred stock............       4,028         3,654          22          (396)
Equity securities:
  Nonredeemable preferred stock.........       1,040           870          --          (170)
  Common stock..........................      65,587       113,004      47,689          (272)
Mutual funds:
  Equity................................      96,621       136,243      39,622            --
  Debt..................................      54,515        57,166       2,651            --
Mortgage loans..........................         914           914          --            --
Real estate, net of accumulated
  depreciation and amortization.........      32,547        32,547          --            --
Policy loans............................      18,168        18,168          --            --
                                          ----------    ----------     -------      --------
                                          $1,284,564    $1,318,635     $91,551      $(57,480)
                                          ==========    ==========     =======      ========

                       SERVICE CORPORATION INTERNATIONAL

                                                                 1998
                                          ---------------------------------------------------
                                          AMORTIZED                   UNREALIZED   UNREALIZED
                                             COST      MARKET VALUE     GAINS        LOSSES
                                          ----------   ------------   ----------   ----------
Debt securities:
  U.S. treasury.........................  $    8,841    $    9,137     $   296      $    --
  French government.....................     241,033       251,187      10,545         (391)
  Other foreign government (primarily
     European)..........................     131,151       132,876       1,725           --
  Corporate.............................     338,181       341,191       5,895       (2,885)
  Mortgage-backed.......................     145,790       147,254       1,757         (293)
  Asset-backed..........................      32,340        32,925         704         (119)
  Redeemable preferred stock............       3,879         3,799           4          (84)
Equity securities:
  Nonredeemable preferred stock.........       1,246         1,335          89           --
  Common stock..........................      85,439       117,493      33,483       (1,429)
Mutual funds:
  Equity................................      74,707        81,998       7,291           --
  Debt..................................      59,058        60,783       1,725           --
Mortgage loans..........................       1,301         1,301          --           --
Real estate, net of accumulated
  depreciation and amortization.........      34,636        34,636          --           --
Policy loans............................      18,763        18,763          --           --
                                          ----------    ----------     -------      -------
                                          $1,176,365    $1,234,678     $63,514      $(5,201)
                                          ==========    ==========     =======      =======

     The contractual maturities of debt securities as of December 31, 1999 were as follows:

                                                              AMORTIZED     MARKET
                                                                 COST       VALUE
                                                              ----------   --------
Within one year.............................................  $   26,312   $ 26,075
After one year through five years...........................      73,187     71,752
After five years through ten years..........................     357,929    343,986
After ten years.............................................     375,336    342,740
                                                              ----------   --------
          Subtotal..........................................     832,764    784,553
Mortgage and asset-backed securities........................     182,408    175,170
                                                              ----------   --------
                                                              $1,015,172   $959,723
                                                              ==========   ========

     Net investment income for the years ended December 31 was as follows:

                                                           1999      1998      1997
                                                          -------   -------   -------
Debt securities.........................................  $57,322   $35,941   $14,247
Equity securities.......................................    1,749     4,717     3,539
Other...................................................    5,510     2,066        --
                                                          -------   -------   -------
          Total investment income.......................   64,581    42,724    17,786
Investment expenses.....................................   (5,344)   (4,131)   (3,053)
                                                          -------   -------   -------
          Net investment income.........................  $59,237   $38,593   $14,733
                                                          =======   =======   =======

                       SERVICE CORPORATION INTERNATIONAL

     The gross realized gains and gross realized losses from sales of securities for the years ended December 31 were as follows:

                                   1999                            1998                          1997
                       -----------------------------   ----------------------------   ---------------------------
                        GAIN       LOSS       NET       GAIN       LOSS       NET      GAIN      LOSS       NET
                       -------   --------   --------   -------   --------   -------   -------   -------   -------
Debt securities......  $11,651   $(31,746)  $(20,095)  $42,493   $(27,391)  $15,102   $20,192   $(3,617)  $16,575
Equity securities....   22,024       (719)    21,305    22,820    (14,635)    8,185    17,516    (3,755)   13,761
                       -------   --------   --------   -------   --------   -------   -------   -------   -------
Realized gain
  (loss).............  $33,675   $(32,465)  $  1,210   $65,313   $(42,026)  $23,287   $37,708   $(7,372)  $30,336
                       =======   ========   ========   =======   ========   =======   =======   =======   =======

     The amount of net investment income and realized gain (loss) which are allocable to policyholders but included above is $12,412, $21,800 and $19,015 for the three years ended December 31, 1999, 1998 and 1997, respectively, and are included in Costs and expenses in the consolidated statement of operations.

     Changes in unrealized gain/loss on investments for the years ended December 31 were as follows:

                                                           1999      1998      1997
                                                         --------   -------   -------
Fixed income securities................................  $(72,646)  $13,930   $ 3,744
Equity securities......................................    48,404    20,147    21,172
                                                         --------   -------   -------
Change in unrealized gain (loss) on investments........  $(24,242)  $34,077   $24,916
                                                         ========   =======   =======

  Present Value of Future Profits

     An analysis of PVP for the years ended December 31 is provided as follows:

                                                               1999      1998
                                                              -------   -------
Balance at beginning of year................................  $45,182   $12,222
Additions due to acquisitions...............................      945    36,630
Amortization, net of interest accrued.......................   (5,785)   (4,476)
Effect of foreign currency..................................   (1,630)      806
                                                              -------   -------
Balance at end of year......................................  $38,712   $45,182
                                                              =======   =======

     It is anticipated that PVP will be reduced by the following amounts in future years:

2000......................................................   $ 5,122
2001......................................................     4,596
2002......................................................     3,582
2003......................................................     3,117
2004......................................................     2,302
Thereafter................................................    19,993
                                                             -------
                                                             $38,712
                                                             =======

  Statutory Financial Information

     The Company's insurance operations are required to file financial statements with state (for U.S. companies) or national (for the French company) insurance regulatory authorities prepared on an

                       SERVICE CORPORATION INTERNATIONAL
accounting basis prescribed or permitted by such authorities (statutory basis). Certain statutory amounts were as follows as of and for the year ended December 31, 1999:

                                                              UNITED STATES   FRANCE
                                                              -------------   -------
Capital and surplus.........................................     $61,539      $63,606
Net income..................................................       8,107        7,226

     Under statutory regulations, AML must maintain certain minimum amounts of statutory capital and statutory surplus. AML is also regulated by state regulatory authorities as to amounts of dividends which can be paid without prior approval of regulatory authorities. In 2000, AML can distribute dividends to the Company of up to $5,904 without prior approval.

  Participating Life Insurance

     Participating policies represented approximately 29% and 33% of total life insurance in force at December 31, 1999 and 1998, respectively. Participating policies represented approximately 22% and 51% of premium income for 1999 and 1998, respectively. Dividends on participating policies amounted to $7,790 in 1999 and $25,548 in 1998. The amount of dividends is determined through contract provision (within French legal requirements) for all life insurance policies issued by Auxia and by the contract provisions of any participating policies issued by AML.

NOTE SIX

CEMETERY TRUST FUNDS

  Merchandise and Services

     Amounts paid into cemetery merchandise and services trusts are included in long-term receivables, at cost. The cost and market values associated with the assets held in the cemetery merchandise and services trust funds underlying the Company's long-term receivables at December 31 were as follows:

                                                    1999                  1998
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Debt securities:
  Government...............................  $267,357   $255,494   $204,277   $201,399
  Corporate................................    87,422     82,357     83,845     84,503
Equity securities..........................   357,451    362,747    295,210    291,222
Money market/other.........................   110,599    111,463     79,232     79,284
                                             --------   --------   --------   --------
                                             $822,829   $812,061   $662,564   $656,408
                                             ========   ========   ========   ========

     The realized investment earnings related to these cemetery merchandise and services trust funds were $39,930, $69,466 and $49,305 for the three years ended December 31, 1999, 1998 and 1997, respectively.

  Perpetual Care

     The cost and market values associated with the assets held in perpetual care trust funds at December 31 were as follows:

                       SERVICE CORPORATION INTERNATIONAL

                                                    1999                  1998
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Debt securities:
  Government...............................  $ 75,040   $ 67,011   $ 33,530   $ 33,473
  Corporate................................   266,325    254,926    230,798    233,599
Equity securities..........................    98,820    105,856    134,555    126,853
Money market/other.........................    79,353     79,865     19,226     19,206
                                             --------   --------   --------   --------
                                             $519,538   $507,658   $418,109   $413,131
                                             ========   ========   ========   ========

     The realized investment earnings related to these perpetual care trust funds were $25,950, $27,814 and $25,666 for the three years ended December 31, 1999, 1998 and 1997, respectively.

NOTE SEVEN

INCOME TAXES

     The provision or benefit for income taxes includes United States income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

     Income (loss) before income taxes and extraordinary gain (loss) related to the early extinguishment of debt for the years ended December 31 is as follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
United States........................................  $(61,230)  $419,450   $474,478
Foreign..............................................    23,540     99,077    105,495
                                                       --------   --------   --------
                                                       $(37,690)  $518,527   $579,973
                                                       ========   ========   ========

     Income tax provision (benefit) for the years ended December 31 consisted of the following:

                                                         1999       1998       1997
                                                       --------   --------   --------
Current:
  United States......................................  $ 24,194   $100,110   $157,450
  Foreign............................................    13,141     10,881      7,022
  State and local....................................     5,343      9,086     21,737
                                                       --------   --------   --------
                                                         42,678    120,077    186,209
                                                       --------   --------   --------
Deferred:
  United States......................................   (17,670)    48,861     15,045
  Foreign............................................   (24,670)      (697)     1,432
  State and local....................................    (3,731)     8,144      2,735
                                                       --------   --------   --------
                                                        (46,071)    56,308     19,212
                                                       --------   --------   --------
          Total provision (benefit)..................  $ (3,393)  $176,385   $205,421
                                                       ========   ========   ========

     The Company made income tax payments of approximately $30,300, $126,000, and $155,400, for the three years ended December 31, 1999, 1998 and 1997, respectively.

                       SERVICE CORPORATION INTERNATIONAL

     The differences between the U.S. federal statutory tax rate and the Company's effective rate for the years ended December 31 were as follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
Computed tax provision (benefit) at the applicable
  federal statutory income tax rate.................   $(13,191)  $181,485   $202,991
State and local taxes, net of federal income tax
  benefits..........................................      1,048     11,199     15,906
Dividends received deduction and tax exempt
  interest..........................................       (210)    (1,178)    (1,618)
Amortization of names and reputations...............     11,844      6,423      5,622
Enacted tax rate change.............................         --     (2,218)    (5,491)
Foreign jurisdiction tax rate difference............    (15,166)   (18,576)   (12,909)
Write down of names and reputations.................     11,528       (260)     1,319
Nondeductible expenses..............................      2,315      1,718      1,301
Other...............................................     (1,561)    (2,208)    (1,700)
                                                       --------   --------   --------
          Provision (benefit) for income taxes......   $ (3,393)  $176,385   $205,421
                                                       ========   ========   ========
          Total effective tax rate..................     (9.0)%      34.0%      35.4%
                                                       ========   ========   ========

     Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

                                                                 1999        1998
                                                              ----------   --------
Receivables, principally due to sales of cemetery interment
  rights and related products...............................  $  279,153   $224,614
Inventories and cemetery property, principally due to
  purchase accounting adjustments...........................     541,063    501,974
Property, plant and equipment, principally due to
  depreciation and to purchase accounting adjustments.......      78,496     91,831
Other.......................................................     141,203     99,744
                                                              ----------   --------
  Deferred tax liabilities..................................   1,039,915    918,163
                                                              ----------   --------
Deferred revenue on prearranged funeral contracts,
  principally due to earnings from trust funds..............     (46,051)   (27,270)
Accrued liabilities.........................................     (93,443)    (2,927)
Carry-forwards and foreign tax credits......................     (73,851)   (36,789)
                                                              ----------   --------
  Deferred tax assets.......................................    (213,345)   (66,986)
                                                              ----------   --------
Valuation allowance.........................................      27,278     13,058
                                                              ----------   --------
  Net deferred income taxes.................................  $  853,848   $864,235
                                                              ==========   ========

     During the three years ended December 31, 1999, 1998 and 1997, tax expense resulting from allocating certain tax benefits directly to capital in excess of par value totaled $113, $42,794, and $3,799, respectively.

     Current refundable income taxes and foreign current deferred tax assets are included in Other current assets, long-term deferred tax assets associated with AML are included in Deferred charges and other assets, with current taxes payable and current deferred tax liabilities being reflected as Income taxes in the consolidated balance sheet.

                       SERVICE CORPORATION INTERNATIONAL

     At December 31, 1999 and 1998, United States income taxes had not been provided on $397,443 and $333,890, respectively, of undistributed earnings of foreign subsidiaries since it is the Company's intention to permanently reinvest such earnings. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for income taxes paid by the Company's foreign subsidiaries will be available to significantly reduce any U.S. tax if these foreign earnings are remitted.

     As of December 31, 1999 the Company had United States foreign tax credit carry-forwards of $2,800 which will expire in the years 2000 through 2001. Various subsidiaries have international, federal, and state operating loss carry-forwards of $431,696 with expiration dates through 2014. The Company believes that some uncertainty exists with respect to future realization of these tax credit and loss carry-forwards, therefore a valuation allowance has been established for the carry-forwards not expected to be realized. The increase in the valuation allowance is primarily attributable to net operating losses.

NOTE EIGHT

DEBT

     Debt as of December 31 was as follows:

                                                                 1999         1998
                                                              ----------   ----------
Bank revolving credit agreements and commercial paper.......  $1,179,704   $  650,596
6.375% notes due in 2000....................................     150,000      150,000
6.75% notes due in 2001.....................................     150,000      150,000
8.72% amortizing notes due in 2002..........................      71,174      114,259
8.375% notes due in 2004....................................      51,840       51,840
7.375% notes due in 2004....................................     250,000      250,000
6.0% notes due in 2005......................................     600,000      600,000
7.2% notes due in 2006......................................     150,000      150,000
6.875% notes due in 2007....................................     150,000      150,000
6.5% notes due in 2008......................................     200,000      200,000
7.7% notes due in 2009......................................     200,000      200,000
6.95% amortizing notes due in 2010..........................      52,557       55,691
Floating rate notes due in 2011 (putable in 1999)...........          --      200,000
7.875% debentures due in 2013...............................      55,627       55,627
7.0% notes due in 2015 (putable in 2002)....................     300,000      300,000
6.3% notes due in 2020 (putable in 2003)....................     300,000      300,000
Medium term notes, maturities through 2019, fixed average
  interest rate of 9.32%....................................      35,720       35,720
Convertible debentures, interest rates range from
  4.75%-5.5%, due through 2008, conversion price ranges from
  $11.25-$50.00.............................................      49,213       49,979
Mortgage and other notes payable with maturities through
  2050......................................................     136,368      216,833
Deferred loan costs.........................................     (22,187)     (19,888)
                                                              ----------   ----------
Total debt..................................................   4,060,016    3,860,657
Less current maturities.....................................    (423,949)     (96,067)
                                                              ----------   ----------
          Total long-term debt..............................  $3,636,067   $3,764,590
                                                              ==========   ==========

     The Company's primary revolving credit agreements provide for borrowings up to $1,600,000 and consists of three committed facilities -- two 364-day facilities and a 5-year, multi-currency facility. These facilities are primarily used to support the previous issuance of commercial paper and for general corporate purposes.

                       SERVICE CORPORATION INTERNATIONAL

     One 364-day facility, which expires June 25, 2000, allows for borrowings up to $300,000 and contains provisions that permit the Company to convert the outstanding balance into a two-year term loan upon maturity. The second 364-day facility allows for borrowings up to $600,000 and expires November 1, 2000. The 5-year, multi-currency facility permits borrowings up to $700,000, including $500,000 in various foreign currencies, and expires June 27, 2002.

     Interest rates for these facilities are based on various indices as determined by the Company. For each facility, a quarterly fee is paid on the total commitment amount ranging from 0.25% to 0.50% depending on the Company's senior debt ratings. This fee for each facility was 0.25% at December 31, 1999, however, the fees were increased to 0.50% in January 2000 as a result of the Company's senior debt rating downgrade. Additionally, these credit facilities have financial compliance provisions, including a maximum debt-to-capitalization ratio of 60%, a minimum interest coverage ratio of 2.75, a minimum net worth requirement defined in the facility agreements, and limitations on cash distributions, subsidiary borrowings, liens and guarantees.

     Approximately $870,545 was outstanding under the above facilities at December 31, 1999, with a weighted average rate of 6.97% ($217,345 at December 31, 1998, with a weighted average interest rate of 5.65%). Approximately $295,545 of these borrowings was denominated in various foreign currencies under the 5-year facility at December 31, 1999 ($217,345 at December 31, 1998).

     The Company's commercial paper program is backed by the above facilities. At December 31, 1999, $309,159 of commercial paper was outstanding with a weighted average interest rate of 6.58% ($433,251 with a weighted average interest rate of 6.68% at December 31, 1998). The commercial paper borrowings and revolving notes generally have maturities ranging from 1 to 180 days.

     Historically, the Company has classified borrowings under these facilities as long-term debt since it has been the Company's intent to refinance such borrowings with long-term debt or equity. In 1999, however, the Company's downgraded credit ratings, both short-term and long-term, have limited its access to the capital markets. As a result, borrowings of $179,704 which are either funded or backed by the credit facilities which are in excess of $1,000,000 have been classified as current at December 31, 1999.

     In March 1999, the Company repurchased two issues of debt. On March 26, 1999, the Company repurchased the $200,000 floating-rate notes, which were originally due April 2011. These notes were to be remarketed in April 1999 as fixed-rate notes. The Company chose to refinance with commercial paper to maintain floating-rate exposure. The purchase price was $200,000 plus accrued interest and a premium of approximately $22,185 resulting in an extraordinary loss of $14,148, net of tax. On March 31, 1999, the Company repurchased $143,750 ECI convertible debentures, which were originally due December 2004. This repurchase was effected by a change-of-control clause allowing the holders to put the bonds back to the Company after the acquisition of ECI. The purchase price was $143,750 plus accrued interest and resulted in an extraordinary gain of $16,033 net of tax relating to the unamortized premium reflecting the market valuation of the debentures at the date ECI merged with the Company. These debentures were refinanced with commercial paper.

     At December 31, 1999, approximately $29,869 of the Company's assets were pledged as collateral for the mortgage and other notes payable.

     The stated coupons described in the above table have been substantially modified through the use of interest rate and cross-currency interest rate swaps used in the management of interest rates within defined targets for fixed and floating interest rate exposure. Approximately $1,521,743 of the Company's debt was converted from U.S. dollars using cross-currency interest rate swaps, resulting in approximately $1,931,119 of debt being denominated in foreign currencies at December 31, 1999 (see note nine to the consolidated financial statements).

                       SERVICE CORPORATION INTERNATIONAL

     Cash interest payments for the three years ended December 31, 1999, totaled $237,682, $165,788 and $141,572, respectively.

     The aggregate maturities on debt for the five years subsequent to December 31, 1999, are as follows: 2000 -- $423,949; 2001 -- $196,543;
2002 -- $1,316,573; 2003 -- $323,865; 2004 -- $322,405.

     Subsequent to year end, the Company repurchased certain bonds in the open market with a face value aggregating $94,400 as follows: $58,950 of the 6.375% notes due 2000, $27,000 of the 6.75% notes due 2001 and $8,450 of the 6.00%
notes due 2005. Funds used to repurchase the debt were obtained from terminating certain swap agreements (see note nine to the consolidated financial statements). The repurchase resulted in an extraordinary gain on early extinguishment of debt totaling $10,200 on a pretax basis.

NOTE NINE

DERIVATIVES

     The Company enters into derivative transactions primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings to manage its mix of fixed and floating rate debt and to hedge the Company's net investments in foreign assets. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of creditworthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

     In general, cross-currency swaps convert U.S. dollar debt into the respective foreign currency of the Company's various foreign operations. Such cross-currency swaps are used in combination with local currency borrowings to substantially hedge the Company's net investment in foreign operations. The cross-currency swaps have generally included interest rate provisions to enable the Company to additionally hedge a portion of the earnings of its foreign operations. Accordingly, movements in currency rates that impact the swap generally offset a corresponding movement in the value of the underlying assets being hedged. Similarly, currency movements that impact foreign expense due under the cross-currency interest rate swaps generally offset a corresponding movement in the earnings of the foreign operation.

                       SERVICE CORPORATION INTERNATIONAL

     The following tables present information at December 31 about the Company's derivatives:

                                                                                             1999
                                                              -------------------------------------------------------------------
                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                                             CARRYING                 INTEREST RATE
                                                               NOTIONAL    AMOUNT ASSET               --------------
                                                                AMOUNT     (LIABILITY)    MATURITY    RECEIVE   PAY    FAIR VALUE
                                                              ----------   ------------   ---------   -------   ----   ----------
Interest Rate Swaps:
 US dollar fixed to US dollar floating......................  $  300,000     $     --     2001-2002    6.40%    6.13%   $ (2,361)
 US dollar fixed to US dollar floating......................     550,000           --     2003-2004    6.49%    6.15%     (6,776)
 US dollar fixed to US dollar floating......................     350,000           --     2006-2009    6.60%    6.03%    (17,237)
 US dollar floating to US dollar fixed......................     240,000           --          2000    6.21%    5.83%        378
 Canadian dollar floating to Canadian dollar fixed..........     209,043           --     2007-2008    5.05%    6.27%     (6,333)
 Australian dollar floating to Australian dollar fixed......      42,686           --          2006    5.93%    7.81%     (1,019)
 British pound floating to British pound fixed..............     282,521           --          2008    6.21%    6.83%     (3,609)
 French franc floating to German mark floating..............     151,252           --          2006    3.27%    3.50%     (2,058)
 German mark floating to French franc fixed.................      75,780           --          2003    3.32%    5.66%     (2,726)
Cross-Currency Interest Rate Swaps:
 US dollar fixed to Canadian dollar floating................     100,000        6,267          2010    6.95%    5.65%        947
 US dollar floating to Canadian dollar fixed................     193,901       (1,860)         2003    6.12%    5.53%      4,128
 US dollar floating to Australian dollar fixed..............     184,841        5,749     2000-2003    6.18%    6.09%      9,792
 US dollar floating to Australian dollar floating...........      59,196        4,033     2000-2003    6.18%    5.92%      4,180
 US dollar fixed to British pound fixed.....................      63,763       (3,585)         2002    8.72%    9.64%     (4,117)
 US dollar fixed to British pound floating..................     293,754      (11,216)    2002-2004    8.38%    6.57%     (1,204)
 US dollar fixed to French franc fixed......................     300,000       72,815     2000-2007    6.29%    6.21%     66,124
 US dollar fixed to French franc floating...................     150,000       34,091     2000-2007    6.90%    3.56%     35,323
 US dollar floating to French franc fixed...................     117,833        5,276          2000    6.11%    4.23%      5,293
 US dollar fixed to German mark floating....................     150,000       34,188     2003-2006    5.98%    2.94%     41,780
 US dollar floating to Spanish peseta fixed.................      98,214        8,416          2003    6.11%    4.84%      8,200
 US dollar floating to Norwegian krone fixed................      22,815        1,267          2003    6.11%    5.80%      1,678
 Australian dollar fixed to US dollar floating..............      64,728       (7,595)         2000    5.97%    6.18%     (7,802)
                                                              ----------     --------                                   --------
                                                              $4,000,327     $147,846                                   $122,581
                                                              ==========     ========                                   ========

                                                                                             1998
                                                              -------------------------------------------------------------------
                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                                             CARRYING                 INTEREST RATE
                                                               NOTIONAL    AMOUNT ASSET               --------------
                                                                AMOUNT     (LIABILITY)    MATURITY    RECEIVE   PAY    FAIR VALUE
                                                              ----------   ------------   ---------   -------   ----   ----------
Interest Rate Swaps:
 US dollar fixed to US dollar floating......................  $  250,000     $     --     1999-2001    7.35%    5.32%   $  7,931
 US dollar fixed to US dollar floating......................     600,000           --     2002-2003    6.24%    5.24%     15,093
 US dollar fixed to US dollar floating......................     300,000           --     2004-2006    7.02%    5.33%     25,082
 US dollar fixed to US dollar floating......................     300,000           --     2008-2009    6.61%    5.39%     24,552
 US dollar floating to US dollar fixed......................     420,000           --     2000-2001    5.22%    5.84%     (5,751)
 US dollar floating to US dollar fixed......................     380,000           --     2003-2004    5.03%    5.54%    (10,425)
 Canadian dollar floating to Canadian dollar fixed..........     196,528           --     2007-2008    5.23%    5.92%    (18,873)
 Australian dollar floating to Australian dollar fixed......      39,670           --          2006    4.75%    7.81%     (5,981)
 British pound floating to British pound fixed..............     289,819           --          2008    6.04%    6.83%    (32,083)
 French franc floating to German mark floating..............     175,311           --          2006    3.56%    3.84%     (2,815)
 German mark floating to French franc fixed.................      87,833           --          2003    3.79%    5.66%     (7,566)
Cross-Currency Interest Rate Swaps:
 US dollar fixed to Canadian dollar floating................     181,728       20,955     1999-2010    6.82%    5.58%     29,476
 US dollar floating to Canadian dollar fixed................     193,901        9,861          2003    5.22%    5.53%      8,163
 US dollar floating to Australian dollar fixed..............     208,255       21,851     1999-2003    5.25%    6.14%     18,057
 US dollar floating to Australian dollar floating...........      59,196        7,931     2000-2003    5.22%    4.80%      7,217
 US dollar fixed to British pound fixed.....................      91,407       (7,238)         2002    8.72%    9.64%     (7,636)
 US dollar fixed to British pound floating..................     295,352      (19,129)    2002-2004    8.38%    6.59%     15,587
 US dollar fixed to French franc fixed......................     300,000       36,678     2000-2007    6.29%    6.21%     22,465
 US dollar fixed to French franc floating...................     150,000       15,654     2000-2007    6.90%    3.90%     26,956
 US dollar floating to French franc fixed...................     117,833      (12,628)         2000    5.26%    4.23%    (15,005)
 US dollar fixed to German mark floating....................     150,000       15,766     2003-2006    5.98%    3.48%     28,414
 US dollar floating to Spanish peseta fixed.................      98,214       (5,899)         2003    5.26%    4.84%    (11,106)
 US dollar floating to Norwegian krone fixed................      22,815          (64)         2003    5.26%    5.80%         72
 Australian dollar fixed to US dollar floating..............      88,141      (15,079)    1999-2000    6.14%    5.30%    (13,880)
                                                              ----------     --------                                   --------
                                                              $4,996,003     $ 68,659                                   $ 97,944
                                                              ==========     ========                                   ========

                       SERVICE CORPORATION INTERNATIONAL

     The Company's consolidated debt totaled $4,060,016 at a weighted average rate of 6.83% at December 31, 1999, ($3,860,657 at a weighted average rate of 6.77% at December 31, 1998) excluding $188,123 of the lending subsidiary's debt. After giving consideration to the interest rate and cross-currency interest rate swaps, the weighted average rate of debt was 6.41% at December 31, 1999, and 6.16% at December 31, 1998, excluding the lending subsidiary's debt.

     At December 31, 1999, the Company's debt and derivative instruments, excluding the lending subsidiary's debt, consisted of approximately 61% of fixed interest rate debt at a weighted average rate of 6.36% and approximately 39% of floating interest rate debt at a weighted average rate of 6.49%. At December 31, 1998, the Company's total debt consisted of approximately 74% of fixed interest rate debt at a weighted average rate of 6.17% and approximately 26% of floating interest rate debt at a weighted average rate of 6.15%.

     Approximately $1,931,119 and $2,112,526 of the Company's indebtedness was denominated in foreign currencies after consideration of the derivative instruments at December 31, 1999 and 1998, respectively. Interest rate swap settlements are generally semi-annual and match the payment dates of the underlying debt or related intercompany loans for the foreign operations being hedged. The notional amounts of the cross-currency swaps are exchangeable in accordance with the terms of the swap agreements: either at maturity for non-amortizing swaps or according to defined amortization tables.

     As of December 31, 1999 and 1998, $115,311 and $558,407, respectively, of the interest rate swaps contained provisions that either terminate the swap or convert the rate paid to a new index if certain interest rate conditions are met. Maturities of notional amounts relating to derivative financial instruments held on December 31, 1999, are as follows: 2000 -- $710,879; 2001 -- $150,000;
2002 -- $355,775; 2003 -- $875,671; 2004 -- $522,500; and
thereafter -- $1,385,502.

     Subsequent to year end, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency rate swaps noted in the tables, thereby removing the Company's hedges of foreign exchange rate exposure. A total notional value of $2,860,327 was eliminated in this process. The net proceeds from these terminations and assignments totaled approximately $110,658, which was primarily used to extinguish debt. These proceeds are classified according to the following components: approximately $21,849 was due to the Company as accrued interest receivable, approximately $143,498 resulted from foreign exchange rate gains and approximately $54,689 resulted from interest rate losses. The amount associated with the foreign exchange rate gains reduced the corresponding amount due from counter parties recorded in Deferred charges and other assets. The amount associated with the interest rate losses will be amortized into interest expense over the remaining term of the swap agreements and will have a net effect of approximately $12,368 during the year ended December 31, 2000.

NOTE TEN

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. It is not practicable to estimate the fair value of receivables due on cemetery contracts or prearranged funeral contracts (other than cemetery merchandise trust funds and prearranged funeral trust funds, see notes four and six to the consolidated financial statements) without incurring excessive costs because of the large number of individual contracts with varying terms. The investments of the Company's insurance subsidiaries are reported at fair value in the consolidated balance sheet. Due to the decision by the Company to indefinitely suspend the operations of the lending subsidiary, impairment charges have been recorded to reduce the carrying value of certain loans to their fair value. Additionally, a provision for loan

                       SERVICE CORPORATION INTERNATIONAL
losses has been recorded against certain other loans (see note eighteen to the consolidated financial statements).

     The Company has entered into various derivative financial instruments (primarily swap agreements) with major financial institutions to hedge potential exposures to interest rate and foreign exchange rate fluctuations. Fair values were obtained from counterparties to the agreements, representing their estimates of the amount the Company would pay or receive to terminate each swap agreement based upon existing terms and current market conditions. The net fair value of the Company's various swap agreements was an asset of $122,581 and $97,944 at December 31, 1999 and 1998, respectively (see note nine to the consolidated financial statements). The fair value of the Company's swap agreements may vary substantially with changes in interest and currency exchange rates. The Company's credit exposure is limited to the sum of the fair value of positions that have become favorable to the Company and any accrued interest receivable due from counterparties. Potential credit exposure is dependent upon the maximum adverse impact of interest and currency movement. Such potential credit exposure is minimized by selection of counterparties from a limited group of high quality institutions and inclusion of certain contract provisions. Management believes that any credit exposure with respect to its favorable positions at December 31, 1999 is minimal (see note nine to the consolidated financial statements).

     The fair market value of the Company's debt at December 31 was as follows:

                                                                 1999         1998
                                                              ----------   ----------
Bank revolving credit agreements and commercial paper.......  $1,179,704   $  650,596
6.375% notes due in 2000....................................     140,550      151,598
6.75% notes due in 2001.....................................     133,050      153,196
8.72% amortizing notes due in 2002..........................      70,944      123,344
8.375% notes due in 2004....................................      42,872       58,093
7.375% notes due in 2004....................................     203,500      266,397
6.0% notes due in 2005......................................     441,600      596,618
7.2% notes due in 2006......................................     114,300      159,900
6.875% notes due in 2007....................................     107,400      157,774
6.5% notes due in 2008......................................     137,200      204,842
7.7% notes due in 2009......................................     143,400      222,220
6.95% amortizing notes due in 2010..........................      38,104       60,392
Floating rate notes due in 2011 (putable in 1999)...........          --      200,000
7.875% debentures due in 2013...............................      32,152       62,885
7.0% notes due in 2015 (putable in 2002)....................     254,100      333,037
6.3% notes due in 2020 (putable in 2003)....................     244,800      302,826
Medium term notes, maturities through 2019, fixed average
  interest rate of 9.32%....................................      24,152       42,711
Convertible debentures......................................      59,672       65,828
Mortgage notes and other debt...............................     136,368      218,863
                                                              ----------   ----------
          Total debt........................................  $3,503,868   $4,031,120
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

                       SERVICE CORPORATION INTERNATIONAL

     The Company grants credit in the normal course of business, and the credit risk with respect to these funeral, cemetery and prearranged funeral receivables due from customers is generally considered minimal because of the wide dispersion of the customers served. Procedures are in effect to monitor the creditworthiness of customers, and bad debts have not been significant in relation to the volume of revenues.

     Customer payments on prearranged funeral contracts that are placed into state regulated trusts or used to pay premiums on life insurance contracts generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

     The Company's lending subsidiary is a party to financial instruments with potential credit risk. The financial instruments result from loans made in the normal course of business to meet the financing needs of borrowers who are principally independent funeral home and cemetery operators. These financial instruments also include loan commitments of approximately $46,885 at December 31, 1999 ($31,449 at December 31, 1998) to extend credit. The face value of the lending subsidiary's total loans receivable at December 31, 1999 was approximately $246,818 ($191,373 net of the provision for loan losses and impairment charges) and $269,529 at December 31, 1998. The lending subsidiary evaluates each borrower's creditworthiness, and the amount loaned and collateral obtained, if any, is determined by this evaluation (see note eighteen to the consolidated financial statements).

NOTE ELEVEN

COMMITMENTS

     The annual payments for operating leases (primarily for funeral home facilities and transportation equipment) are as follows:

2000......................................................  $ 57,112
2001......................................................    50,459
2002......................................................    43,225
2003......................................................    29,479
2004......................................................    22,532
Thereafter................................................    96,615
                                                            --------
          Subtotal........................................   299,422
Less:
  Subleases...............................................    (2,306)
                                                            --------
          Total...........................................  $297,116
                                                            ========

     The majority of these operating leases contain one of the following options: (a) purchase the property at the fair value at date of exercise, (b) purchase the property for a value determined at the inception of the lease or
(c) renew for the fair rental value at the end of the primary term of the lease. Some of the equipment leases contain residual value exposures. Rental expense was $88,437, $69,196, and $71,225 for the three years ended December 31, 1999, 1998 and 1997, respectively.

     The Company has entered into management, consultative and noncompetition agreements (generally for five to ten years) with certain officers and employees of the Company and former owners of businesses acquired. During the three years ended December 31, 1999, 1998 and 1997, respectively, $104,650, $74,578, and
$68,667 were charged to expense. At December 31, 1999, the maximum estimated future commitment under all agreements with a remaining term in excess of one year is $182,122, including $7,518 with certain officers of the Company. In December 1999, the Company modified several of the above agreements as part of a restructuring plan (see note eighteen to the consolidated financial statements).

                       SERVICE CORPORATION INTERNATIONAL

     The Company has a minimum purchase agreement with a major casket manufacturer for its North American operations with an original commitment of $750,000 over six years. The agreement contains provisions to increase the minimum annual purchases for normal price increases and for the maintenance of product quality. In addition, the contract provides for a one-year extension period in which the Company is required to purchase any remaining commitment that exists at the end of the original term. The remaining commitment over the next five years is $660,000 (2000 -- $105,000; 2001 -- $115,000;
2002 -- $130,000; 2003 -- $145,000; 2004 -- $165,000).

     The Company had $30,042 in unsecured letters of credit outstanding at December 31, 1999. These letters of credit are primarily to guarantee funding of certain insurance claims and a Company-sponsored retirement plan.

     Subsequent to year end, the Company was required to place cash on deposit in restricted accounts at financial institutions as security for various credit instruments. The first restricted account is related to two embedded options associated with the Company's 6.30% senior notes (see note eight to the consolidated financial statements). The second restricted account is related to a letter of credit. The combined value of these restricted investments was $18,707 at March 15, 2000.

NOTE TWELVE

CONVERTIBLE PREFERRED SECURITIES OF SCI FINANCE LLC

     During 1997, the Company redeemed all the outstanding shares of its convertible preferred shares into 11,178,522 shares of Company common stock and cash.

NOTE THIRTEEN

STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 1999. At December 31, 1999, 500,000,000 common shares of $1 par value were authorized, 272,064,618 shares were issued and outstanding (259,201,104 at December 31, 1998), net of 2,792,503 shares held, at cost, in treasury (68,373 at December 31, 1998).

     The Company has benefit plans whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The Company's Amended 1996 Incentive Plan reserves 24,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock and other stock based awards to officers and key employees of the Company. The Company's 1996 Nonqualified Incentive Plan reserves 6,700,000 shares of common stock for outstanding and future awards of nonqualified stock options to employees who are not officers of the Company. Under the Company's 1995 Stock Plan for Non-Employee Directors, non-employee directors automatically receive yearly awards of restricted stock through the year 2000. Each award is for 3,000 shares of common stock and vests after one year of service.

     The plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless, at the discretion of the Company's Compensation Committee of the Board of Directors, alternative vesting methods are allowed. At December 31, 1999 and 1998, 15,713,000 options had been granted to officers and key employees of the Company which contain alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging

                       SERVICE CORPORATION INTERNATIONAL
from eight to ten years from date of grant. At December 31, 1999 and 1998, 16,903,290 and 4,783,558 shares, respectively, were reserved for future option grants under all stock option plans.

     The following tables set forth certain stock option information:

                                                                          WEIGHTED-AVERAGE
                                                              OPTIONS      EXERCISE PRICE
                                                             ----------   ----------------
Outstanding at December 31, 1996...........................  13,049,269        $15.09
                                                             ----------        ------
  Granted..................................................   7,144,150         30.37
  Exercised................................................    (775,716)        12.51
  Cancelled................................................    (104,252)        22.85
                                                             ----------        ------
Outstanding at December 31, 1997...........................  19,313,451         20.81
                                                             ----------        ------
  Granted..................................................   2,953,553         36.66
  Exercised................................................  (4,785,496)        13.50
  Cancelled................................................    (102,992)        26.62
                                                             ----------        ------
Outstanding at December 31, 1998...........................  17,378,516         25.48
                                                             ----------        ------
  Granted..................................................   5,080,339         17.06
  Assumed..................................................   1,199,273         23.65
  Exercised................................................     (73,181)        14.74
  Cancelled................................................  (3,691,837)        24.94
                                                             ----------        ------
Outstanding at December 31, 1999...........................  19,893,110        $23.36
                                                             ==========        ======
Exercisable at December 31, 1999...........................   8,575,226        $20.42
                                                             ==========        ======
Exercisable at December 31, 1998...........................   6,435,679        $17.23
                                                             ==========        ======
Exercisable at December 31, 1997...........................   9,488,214        $14.07
                                                             ==========        ======

                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                       ------------------------------------------   -----------------------
                                        WEIGHTED-       WEIGHTED-                 WEIGHTED-
                         NUMBER          AVERAGE         AVERAGE      NUMBER       AVERAGE
RANGE OF               OUTSTANDING      REMAINING       EXERCISE    EXERCISABLE   EXERCISE
EXERCISE PRICE         AT 12/31/99   CONTRACTUAL LIFE     PRICE     AT 12/31/99     PRICE
--------------         -----------   ----------------   ---------   -----------   ---------
$          9.41            91,684          0.1           $ 9.41         91,684     $ 9.41
  9.41 -- 20.00         9,651,896          6.7            15.83      4,676,675      14.49
 20.00 -- 30.00         3,866,367          4.1            25.77      2,618,480      24.76
 30.00 -- 40.00         6,220,663          5.5            33.57      1,180,226      34.98
 40.00 -- 50.00            62,500          4.6            41.53          8,161      41.96
                       ----------          ---           ------      ---------     ------
$ 9.41 -- 50.00        19,893,110          5.8           $23.36      8,575,226     $20.42
                       ==========          ===           ======      =========     ======

     For the three years ended December 31, 1999, 30,000, 30,000, and 73,000 shares of restricted stock were awarded at average fair values of $19.06, $40.88 and $33.35, respectively.

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

                       SERVICE CORPORATION INTERNATIONAL

     If the Company had elected to recognize compensation cost for its option plans based on the fair value at the grant dates for awards under those plans, net income and earnings per share would have been changed for the years ended December 31 to the pro forma amounts indicated below:

                                                       1999        1998        1997
                                                     --------    --------    --------
Net income (loss):
  As reported......................................  $(32,412)   $342,142    $333,750
  Pro forma........................................   (64,015)    318,057     315,733
Basic earnings per share:
  As reported......................................  $   (.12)   $   1.34    $   1.36
  Pro forma........................................      (.23)       1.24        1.30
Diluted earnings per share:
  As reported......................................  $   (.12)   $   1.31    $   1.31
  Pro forma........................................      (.23)       1.22        1.25

     The fair value of the Company's stock options used to compute pro forma net income (loss) and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: dividend yield of 0%, 1%, and 1%; expected volatility of 41.6%, 28.3% and 26.6%; a risk free interest rate of 5.5%, 5.5% and 6.5%; and an expected holding period of 7, 7, and 8 years.

NOTE FOURTEEN

RETIREMENT PLANS

     The Company has a defined benefit pension plan covering substantially all United States employees, a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for non-employee directors (Directors' Plan).

     For the United States noncontributory pension plan, retirement benefits are generally based on years of service and compensation. The Company annually contributes to the pension plan an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments, and marketable equity securities. The marketable equity securities include shares of Company common stock with a value of $2,292 and $12,575 at December 31, 1999 and 1998, respectively.

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the pension plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors' Plan will provide an annual benefit to directors following their retirement, based on a vesting schedule. The Company purchased various life insurance policies on the participants in the SERP, Senior SERP and Directors' Plan with the intent to use the proceeds or any cash value buildup from such policies to assist in funding, at least to the extent of such assets, the plans' funding requirements. The funding status of the SERP, Senior SERP, and Directors' Plan requires the Company to recognize an additional liability in accordance with SFAS No. 87, "Employers' Accounting for Pensions." At December 31, 1999 and 1998, the additional minimum liability was $9,999 and $14,513, respectively.

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

                       SERVICE CORPORATION INTERNATIONAL

Company. The plans' liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

     The components of net periodic benefit cost for the years ended December 31 were as follows:

                                                           1999      1998      1997
                                                          -------   -------   -------
Service cost -- benefits earned during the period.......  $16,378   $14,595   $10,837
Interest cost on projected benefit obligation...........   12,962    13,039    12,144
Return on plan assets...................................  (13,576)  (14,035)  (12,359)
Settlement charge.......................................    1,073        --        --
Amortization of unrecognized transition asset...........     (469)     (481)     (475)
Amortization of prior service cost......................    1,115     1,106     1,096
Recognized net loss.....................................      390       215     2,333
                                                          -------   -------   -------
                                                          $17,873   $14,439   $13,576
                                                          =======   =======   =======

     The Plans' funded status at December 31 were as follows (funded plan based on valuations as of September 30):

                                                   1999                    1998
                                           ---------------------   ---------------------
                                            FUNDED    NON-FUNDED    FUNDED    NON-FUNDED
                                             PLAN       PLANS        PLAN       PLANS
                                           --------   ----------   --------   ----------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of
  year...................................  $150,320    $ 43,508    $129,974    $ 39,840
Service cost.............................    15,613         765      13,690         905
Contributions paid by participants.......     1,373          --       1,182          --
Interest cost............................    10,441       2,521      10,196       2,843
Plan amendments..........................       157          --         177          --
Actuarial (gain) loss....................    (5,578)     (1,795)      9,051       2,055
Benefits paid............................   (14,464)     (8,493)    (14,123)     (2,135)
Effect of foreign currency...............      (953)         --         173          --
                                           --------    --------    --------    --------
Benefit obligation at end of year........  $156,909    $ 36,506    $150,320    $ 43,508
                                           ========    ========    ========    ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of
  year...................................  $151,381    $     --    $160,115    $     --
Actual return on plan assets.............     9,766          --       1,451          --
Employer contributions...................    11,816       8,493       2,555       2,135
Contributions paid by participants.......     1,373          --       1,182          --
Benefits paid............................   (14,464)     (8,493)    (14,123)     (2,135)
Effect of foreign currency...............      (980)         --         201          --
                                           --------    --------    --------    --------
Fair value of plan assets at end of
  year...................................  $158,892    $     --    $151,381    $     --
                                           ========    ========    ========    ========
Funded status of plan....................  $  1,983    $(36,506)   $  1,061    $(43,508)
Fourth quarter contributions.............       474          --       9,538          --
Unrecognized actuarial loss..............    11,107       4,621      13,162       7,695
Unrecognized prior service cost..........      (495)      5,451        (984)      6,907
Unrecognized net transition asset........    (2,346)         --      (2,884)         --
Effect of foreign currency...............        (3)         --           2          --
                                           --------    --------    --------    --------
Prepaid (accrued) benefit cost...........  $ 10,720    $(26,434)   $ 19,895    $(28,906)
                                           ========    ========    ========    ========

                       SERVICE CORPORATION INTERNATIONAL

     The plans' weighted-average assumptions were as follows:

                                                       1999                  1998
                                                -------------------   -------------------
                                                FUNDED   NON-FUNDED   FUNDED   NON-FUNDED
                                                 PLAN      PLANS       PLAN      PLANS
                                                ------   ----------   ------   ----------
Discount rate used to determine obligations...   7.43%      7.75%      6.56%      6.75%
Assumed rate of compensation increase.........   4.91       5.50       5.06       5.50
Assumed rate of return on plan assets.........   8.94         --       8.94         --

NOTE FIFTEEN

SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision making group. This group is comprised of senior management who are responsible for the allocation of resources and assessment of operating performance.

     Because the Company's operations are product based and geographically based, the Company's primary reportable operating segments presented below are based on products or services and include funeral, cemetery, and insurance operations. The Company's geographic segments include North America, Europe and other foreign. The Company conducts funeral and cemetery operations in all geographical regions and insurance operations in North America and Europe (see note two to the consolidated financial statements).

                       SERVICE CORPORATION INTERNATIONAL

     The Company's reportable segment information is as follows:

                                                                             REPORTABLE
                                       FUNERAL      CEMETERY    INSURANCE     SEGMENTS
                                      ----------   ----------   ----------   -----------
Revenues from external customers:
  1999..............................  $2,039,348   $  947,852   $  313,855   $ 3,301,055
  1998..............................   1,829,136      846,601      178,773     2,854,510
  1997..............................   1,720,291      724,862       74,175     2,519,328
Depreciation and amortization:
  1999..............................  $  174,150   $   56,725   $    6,055   $   236,930
  1998..............................     152,396       28,584        4,947       185,927
  1997..............................     123,652       21,611        3,707       148,970
Income from operations:
  1999..............................  $  366,494   $  247,719   $   29,013   $   643,226
  1998..............................     384,607      306,161       18,561       709,329
  1997..............................     401,371      271,897        6,712       679,980
Total assets:
  1999..............................  $7,546,186   $4,661,780   $1,834,957   $14,042,923
  1998..............................   6,944,480    4,012,685    1,750,840    12,708,005
  1997..............................   6,124,463    3,309,431      637,312    10,071,206
Capital expenditures (1):
  1999..............................  $  905,790   $  432,083   $    4,350   $ 1,342,223
  1998..............................     590,065      369,212        2,029       961,306
  1997..............................     487,802      404,100          592       892,494
Operating locations at year end
  (unaudited):
  1999..............................       3,961          585           --         4,546
  1998..............................       3,578          488           --         4,066
  1997..............................       3,244          441           --         3,685

---------------

(1) Capital expenditures include $1,159,929, $729,515 and $676,662 for the three years ended December 31, 1999, 1998 and 1997, respectively, for purchases of property, plant and equipment, cemetery property, and names and reputations of acquired businesses.

                       SERVICE CORPORATION INTERNATIONAL

     The following table reconciles certain reportable segment amounts to the Company's corresponding consolidated amounts:

                                        REPORTABLE     LENDING
                                         SEGMENTS     SUBSIDIARY   CORPORATE   CONSOLIDATED
                                        -----------   ----------   ---------   ------------
Revenues from external customers:
  1999................................  $ 3,301,055    $ 20,758    $     --    $ 3,321,813
  1998................................    2,854,510      20,580          --      2,875,090
  1997................................    2,519,328      16,537          --      2,535,865
Depreciation and amortization:
  1999................................  $   236,930    $     --    $ 15,215    $   252,145
  1998................................      185,927           7      16,343        202,277
  1997................................      148,970           5       8,575        157,550
Total assets:
  1999................................  $14,042,923    $193,784    $364,894    $14,601,601
  1998................................   12,708,005     271,448     286,705     13,266,158
  1997................................   10,071,206     200,562     243,162     10,514,930
Capital expenditures (1):
  1999................................  $ 1,342,223          --    $ 29,187    $ 1,371,410
  1998................................      961,306         180      21,253        982,739
  1997................................      892,494           2      14,698        907,194

---------------

(1) Capital expenditures include $1,159,929, $729,515 and $676,662 for the three years ended December 31, 1999, 1998 and 1997, respectively, for purchases of property, plant and equipment, cemetery property, and names and reputations of acquired businesses.

     The following table reconciles reportable segment income (loss) from operations shown above to the Company's consolidated income (loss) before income taxes and extraordinary items:

                                                      1999        1998        1997
                                                    ---------   ---------   ---------
Income from operations:
  Reportable segments.............................  $ 643,226   $ 709,329   $ 679,980
  Lending subsidiary income (loss) from
     operations...................................    (29,467)      9,441       7,632
  General and administrative expenses.............    (82,585)    (66,839)    (66,781)
  Restructuring charges...........................   (362,428)
                                                    ---------   ---------   ---------
Consolidated income from operations...............    168,746     651,931     620,831
  Interest expense................................   (238,195)   (177,053)   (136,720)
  Dividends on preferred securities of SCI Finance
     LLC..........................................         --          --      (4,382)
  Other income....................................     31,759      43,649     100,244
                                                    ---------   ---------   ---------
Income (loss) before income taxes and
  extraordinary items.............................  $ (37,690)  $ 518,527   $ 579,973
                                                    =========   =========   =========

     In 1999, the Company realigned its management of geographic segments to focus on total European operations. Although total amounts reported have not changed, the Company has made certain reclassifications in all years in order to reflect the results of these geographic segments.

                       SERVICE CORPORATION INTERNATIONAL

     The Company geographic segment information was as follows:

                                            NORTH                    OTHER
                                           AMERICA       EUROPE     FOREIGN      TOTAL
                                          ----------   ----------   --------   ----------
Revenues from external customers:
  1999..................................  $2,265,788   $  883,918   $172,107   $3,321,813
  1998..................................   1,878,103      888,037    108,950    2,875,090
  1997..................................   1,660,319      779,735     95,811    2,535,865
Income from operations:
  1999..................................  $  112,605   $   27,124   $ 29,017   $  168,746
  1998..................................     529,158      107,165     15,608      651,931
  1997..................................     492,945      101,703     26,183      620,831
Long-lived assets:
  1999..................................  $5,816,477   $1,453,547   $556,234   $7,826,258
  1998..................................   4,846,151    1,557,882    421,485    6,825,518
  1997..................................   3,979,614    1,343,298    196,656    5,519,568
Operating locations at year end
  (unaudited):
  1999..................................       2,291        2,071        184        4,546
  1998..................................       1,843        2,054        169        4,066
  1997..................................       1,720        1,813        152        3,685

     Income from operations includes $362,428 in restructuring and nonrecurring charges in 1999 of which $279,078 relates to North America, $75,898 relates to Europe and $7,452 relates to other foreign.

     Included in the North American figures above are the following United States amounts:

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Revenues from external customers.................  $2,185,146   $1,800,605   $1,588,831
Income from operations...........................      98,018      512,463      471,337
Long-lived assets................................   5,450,461    4,513,827    3,664,194
Operating locations at year end (unaudited)......       2,137        1,686        1,574

     Included in the European figures above are the following French amounts:

                                                        1999        1998        1997
                                                      --------   ----------   --------
Revenues from external customers....................  $574,979   $  621,359   $554,648
Income from operations..............................    11,069       71,499     55,332
Long-lived assets...................................   480,966      497,477    440,744
Operating locations at year end (unaudited).........     1,236        1,214      1,101

                       SERVICE CORPORATION INTERNATIONAL

NOTE SIXTEEN

SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts was as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Cash and cash equivalents:
  Cash......................................................  $   43,422   $   80,782
  Commercial paper and temporary investments................      44,799      277,428
                                                              ----------   ----------
                                                              $   88,221   $  358,210
                                                              ==========   ==========
Receivables and allowances:
  Current:
     Trade accounts.........................................  $  329,104   $  336,213
     Cemetery contracts.....................................     294,893      225,449
     Loans and other........................................      93,368      101,444
                                                              ----------   ----------
                                                                 717,365      663,106
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      77,080       53,292
     Unearned finance charges...............................      35,158       44,262
                                                              ----------   ----------
                                                                 112,238       97,554
                                                              ----------   ----------
                                                              $  605,127   $  565,552
                                                              ==========   ==========
  Long-term:
     Cemetery contracts.....................................  $  591,489   $  534,801
     Trusted cemetery merchandise sales.....................     800,306      613,917
     Loans and other........................................     355,517      360,776
                                                              ----------   ----------
                                                               1,747,312    1,509,494
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      97,285       38,707
     Unearned finance charges...............................      87,609       62,711
                                                              ----------   ----------
                                                                 184,894      101,418
                                                              ----------   ----------
                                                              $1,562,418   $1,408,076
                                                              ==========   ==========

                       SERVICE CORPORATION INTERNATIONAL

     Interest rates on cemetery contracts and loans and other notes receivable range from 7.0% to 14.5% at December 31, 1999 (3.2% to 15.7% at December 31,
1998). Included in long-term loans and other notes receivable at December 31, 1999, are $10,392 in notes with officers, employees and former employees of the Company ($15,054 at December 31, 1998), the majority of which are collateralized by real estate, and $19,796 in notes with other related parties ($28,323 at December 31, 1998).

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Cemetery property:
  Undeveloped land..........................................  $1,913,904   $1,512,198
  Developed land, lawn crypts and mausoleums................     268,506      523,699
                                                              ----------   ----------
                                                              $2,182,410   $2,035,897
                                                              ==========   ==========
Property, plant and equipment:
  Land......................................................  $  446,668   $  441,897
  Buildings and improvements................................   1,408,424    1,304,426
  Operating equipment.......................................     552,162      514,865
  Leasehold improvements....................................      61,237       52,613
                                                              ----------   ----------
                                                               2,468,491    2,313,801
  Less: accumulated depreciation............................    (586,966)    (488,822)
                                                              ----------   ----------
                                                              $1,881,525   $1,824,979
                                                              ==========   ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $  103,242   $  111,518
  Dividends.................................................          --       24,333
  Payroll...................................................      95,633       75,085
  Interest..................................................      61,881       44,414
  Insurance.................................................      46,940       70,432
  Bank overdraft............................................      24,566       19,759
  Restructuring reserve.....................................      89,812           --
  Other.....................................................     167,773      106,813
                                                              ----------   ----------
                                                              $  589,847   $  452,354
                                                              ==========   ==========

NON-CASH TRANSACTIONS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   ------   --------
Common stock issued under restricted stock plans............  $    410   $1,196   $  2,405
Minimum liability under retirement plans....................        --     (535)    (4,097)
Debenture conversions to common stock.......................       766    2,594      6,417
Common stock issued in acquisitions.........................   565,831   97,124     83,173
Debt issued in acquisitions.................................        --   28,560     21,325
Conversion of preferred securities of SCI Finance LLC.......        --       --    167,911

                       SERVICE CORPORATION INTERNATIONAL

NOTE SEVENTEEN

EARNINGS PER SHARE

     The basic and diluted per share computations for income (loss) before extraordinary item were for the years ended December 31 as follows:

                                                          1999          1998          1997
                                                       -----------   -----------   -----------
                                                        (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (numerator):
  Income (loss) before extraordinary
     items -- basic..................................   $(34,297)     $342,142      $374,552
  After tax interest on convertible debentures.......        408         1,368         4,611
                                                        --------      --------      --------
  Income (loss) before extraordinary
     item -- diluted.................................   $(33,889)     $343,510      $379,163
                                                        ========      ========      ========
Shares (denominator):
  Shares -- basic....................................    272,281       256,271       245,470
     Stock options and warrants......................        673         4,290         4,827
     Convertible debentures..........................        838         1,959         2,212
     Convertible preferred securities of SCI Finance
       LLC...........................................         --            --         5,272
                                                        --------      --------      --------
  Shares -- diluted..................................    273,792       262,520       257,781
                                                        ========      ========      ========
Earnings per share before extraordinary items:
  Basic..............................................   $   (.13)     $   1.34      $   1.53
  Diluted............................................   $   (.13)     $   1.31      $   1.47

NOTE EIGHTEEN

NONRECURRING CHARGES

     The Company recorded restructuring and nonrecurring charges in the first quarter (First Quarter Charge) and the fourth quarter (Fourth Quarter Charge) of 1999, as well as established a provision for loan losses (Loan Provision) in the fourth quarter of 1999 related to certain loans previously made by the Company's lending subsidiary.

     The First Quarter Charge totaled $89,884 relating to a cost rationalization program initiated in 1999 and consisted of the following: (1) severance costs of $56,757; (2) a charge of $19,123 for terminated projects representing costs associated with certain construction projects that have been cancelled ($2,153) and costs associated with acquisition due diligence which will no longer be pursued ($16,970); (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives.

     The $56,757 for severance costs is related to the termination of five executive contractual relationships and the involuntary termination of approximately 100 employees in North America (of which approximately 20 were located in the corporate office), 600 employees in France, 85 employees in other European operations and 10 employees in other foreign operations. The positions terminated were both operational and administrative in nature and the remaining severance costs are expected to be paid out in 2000. The severance costs related to the executive contractual relationships will be paid out according to the terms of the respective agreements and will extend through 2005.

     At December 31, 1999, approximately $25,245 remained in the reserve associated with the First Quarter Charge, of which $22,782 related to severance costs and $2,463 related to cancellation fees and remaining non-cancellable payments on operating leases.

     The Fourth Quarter Charge totaled $272,544 relating to additional cost rationalization programs, as well as initiatives required to enhance cash flow and reduce debt. The Fourth Quarter Charge consisted of the

                       SERVICE CORPORATION INTERNATIONAL
following: (1) severance costs of $150,675; (2) asset impairment of $73,728 associated with assets held for sale which were written down to estimated fair value; (3) asset impairment of $18,245 associated with loans made by the Company's lending subsidiary held for sale which were written down to estimated fair value; (4) $12,719 of informational technology costs associated with projects that will no longer be pursued by the Company; (5) $6,554 of costs to terminate certain lease obligations related to facility closures; and (6) $10,623 of various other items.

     The $150,675 of severance costs is related to the involuntary termination of 1,141 employees of the Company. Included in this total are 715 employees in the Company's international operations, 385 employees in North America, 33 employees in the Company's corporate home office and 8 executive officers of the Company. Of the 715 employees in the Company's international operations, 290 are additional involuntary terminations in France pursuant to the Company's First Quarter Charge. In the North America total, 316 individuals were former owners of independent funeral homes and cemeteries that were purchased by the Company and represent approximately $92,180 of the $150,675 of severance costs. These individuals were under employment, consultant and/or covenant-not-to-compete contractual agreements and have been relieved from their obligations or restrictions under their agreements. Such individuals will continue to be paid by the Company pursuant to such contractual terms, the majority of which will be paid by 2007. The other positions terminated were both operational and administrative in nature and the severance costs are expected to be paid out over the next 24 months. The severance costs associated with the executive officers will be paid in accordance with the terms of the respective agreements and will extend through 2005.

     The $73,728 of charges related to assets held for sale consist of approximately $59,655 in the Company's North American operations, approximately $11,645 in the Company's international operations and approximately $2,428 of corporate assets. The $59,655 of charges in North America include approximately 50 funeral homes or cemeteries and approximately 45 individual parcels of undeveloped cemetery property or excess land that are held for sale and being reduced to their estimated fair values. The Company believes it is a prudent strategy to hold these underperforming assets for sale and redeploy the proceeds from such sales to reduce debt.

     The asset impairment associated with the lending subsidiary's loans represents the estimated amount necessary to sell 205 loans with a face value of $176,272. The Company has decided to indefinitely suspend the operations of the lending subsidiary.

     At December 31, 1999, approximately $135,944 remained in the reserve associated with the Fourth Quarter Charge, of which $126,816 related to severance costs and $9,128 related to other restructuring costs.

     Of the $161,189 of reserves remaining at December 31, 1999 relating to the First Quarter and Fourth Quarter Charges, $89,812 is included in Accounts Payable and Accrued Liabilities and $71,377 is included in Other Liabilities in the Consolidated Balance Sheet based on the expected timing of payment.

     The Loan Provision totaled $38,608 and relates to certain loans and accrued interest receivable of $1,408 not being held for sale by the Company's lending subsidiary. The face value of the 47 loans subject to the reserve was $61,315 at December 31, 1999.

     Since the loans associated with the Loan Provision are collateral dependent and acquiring the collateral by deed in lieu of foreclosure is probable, the provision was determined by comparing the Company's bases in the loans to the fair value of the underlying collateral. Interest income recognized from these loans during the year ended December 31, 1999 totaled $3,618 of which payment of $2,210 was received during the year and $1,408 was included in the reserve. No interest income has been recorded subsequent to September 30, 1999 related to these loans.

                       SERVICE CORPORATION INTERNATIONAL

NOTE NINETEEN

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  FIRST      SECOND     THIRD      FOURTH       YEAR
                                 --------   --------   --------   --------   ----------
Revenues:
  1999.........................  $904,056   $830,236   $776,845   $810,676   $3,321,813
  1998.........................   698,844    690,230    712,520    773,496    2,875,090
Gross profit:
  1999.........................   218,871    179,585    128,645     86,658      613,759
  1998.........................   216,128    187,690    173,706    141,246      718,770
Net income (loss) before
  extraordinary gain:
  1999.........................    41,883     76,013     32,055   (184,248)     (34,297)
  1998.........................   108,786     90,948     83,213     59,195      342,142
Net income (loss):
  1999.........................    43,768     76,013     32,055   (184,248)     (32,412)
  1998.........................   108,786     90,948     83,213     59,195      342,142
Basic earnings per share before
  extraordinary gain:
  1999.........................       .15        .28        .12       (.68)        (.13)
  1998.........................       .43        .36        .32        .23        (1.34)
Diluted earnings per share
  before extraordinary gain:
  1999.........................       .15        .28        .12       (.68)        (.13)
  1998.........................       .42        .35        .32        .23         1.31

     Gross profit includes a provision for loan losses of $38,608 in the fourth quarter of 1999 related to loans held by the Company's lending subsidiary. Net income (loss) before extraordinary gain includes restructuring and nonrecurring charges of $89,884 in the first quarter of 1999 and $272,544 in the fourth quarter of 1999.

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1999

                                        BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE
                                        BEGINNING    COSTS AND       OTHER                      AT END OF
DESCRIPTION                             OF PERIOD     EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)    PERIOD
-----------                             ----------   ----------   -----------   -------------   ---------
                                                                 (IN THOUSANDS)
Current --
  Allowance for contract cancellations
     and doubtful accounts:
     Year Ended December 31, 1999.....   $53,292      $22,585       $11,498       $(10,295)      $77,080
     Year Ended December 31, 1998.....    52,597       27,190         2,327        (28,822)       53,292
     Year Ended December 31, 1997.....    45,155       23,400         5,333        (21,291)       52,597
Due After One Year --
  Allowance for contract cancellations
     and doubtful accounts:
     Year Ended December 31, 1999.....   $38,707      $47,418       $11,169       $     (9)      $97,285
     Year Ended December 31, 1998.....    35,964        3,650          (499)          (408)       38,707
     Year Ended December 31, 1997.....    29,951        6,202         1,123         (1,312)       35,964
Deferred Tax Valuation Allowance:
     Year Ended December 31, 1999.....   $13,058      $14,220       $    --       $     --       $27,278
     Year Ended December 31, 1998.....    15,327       (2,269)           --             --        13,058
     Year Ended December 31, 1997.....     6,128        9,199            --             --        15,327

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

                                    PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)-(2) Financial Statements and Schedule:

     The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 25 of this report.

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index on pages 68-71 are filed as part of this report.

     (b) Reports on Form 8-K

     During the quarter ended December 31, 1999, the Company filed a Form 8-K dated November 23, 1999 reporting under "Item 5. Other Events" (i) that George
R. Champagne, Executive Vice President and Chief Financial Officer, was leaving the Company, (ii) that the Company formed a special committee of the Board of Directors to expedite cost reduction, cash flow enhancement and debt reduction initiatives, and (iii) certain factors which may adversely impact results for 2000. The Form 8-K also reported under "Item 7. Exhibits" the press releases relating to the matters described in the preceding sentence.

     (c) Included in (a) above.

     (d) Included in (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SERVICE CORPORATION INTERNATIONAL

                                           By:     /s/ JAMES M. SHELGER
                                             -----------------------------------
                                                     (James M. Shelger,
                                               Senior Vice President, General
                                                   Counsel and Secretary)

Dated: March 30, 2000

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                   R. L. WALTRIP*                      Chairman of the Board and        March 30, 2000
-----------------------------------------------------    Chief Executive Officer
                   (R. L. Waltrip)

                 JEFFREY E. CURTISS*                   Senior Vice President, Chief     March 30, 2000
-----------------------------------------------------    Financial Officer (Principal
                (Jeffrey E. Curtiss)                     Financial Officer)

                /s/ W. CARDON GERNER                   Vice President Corporate         March 30, 2000
-----------------------------------------------------    Controller (Principal
                 (W. Cardon Gerner)                      Accounting Officer)

                 ANTHONY L. COELHO*                    Director                         March 30, 2000
-----------------------------------------------------
                 (Anthony L. Coelho)

                  JACK FINKELSTEIN*                    Director                         March 30, 2000
-----------------------------------------------------
                 (Jack Finkelstein)

                  A. J. FOYT, JR.*                     Director                         March 30, 2000
-----------------------------------------------------
                  (A. J. Foyt, Jr.)

                   JAMES H. GREER*                     Director                         March 30, 2000
-----------------------------------------------------
                  (James H. Greer)

                    B. D. HUNTER*                      Director                         March 30, 2000
-----------------------------------------------------
                   (B. D. Hunter)

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                   VICTOR L. LUND*                     Director                         March 30, 2000
-----------------------------------------------------
                  (Victor L. Lund)

                 JOHN W. MECOM, JR.*                   Director                         March 30, 2000
-----------------------------------------------------
                (John W. Mecom, Jr.)

               CLIFTON H. MORRIS, JR.*                 Director                         March 30, 2000
-----------------------------------------------------
              (Clifton H. Morris, Jr.)

                E. H. THORNTON, JR.*                   Director                         March 30, 2000
-----------------------------------------------------
                (E. H. Thornton, Jr.)

                  W. BLAIR WALTRIP*                    Director                         March 30, 2000
-----------------------------------------------------
                 (W. Blair Waltrip)

                 EDWARD E. WILLIAMS*                   Director                         March 30, 2000
-----------------------------------------------------
                (Edward E. Williams)

              *By: /s/ JAMES M. SHELGER
   -----------------------------------------------
       (James M. Shelger, as Attorney-In-Fact
         For each of the Persons indicated)

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation. (Incorporated by
                            reference to Exhibit 3.1 to Registration Statement No.
                            333-10867 on Form S-3).
          3.2            -- Articles of Amendment to Restated Articles of
                            Incorporation. (Incorporated by reference to Exhibit 3.1
                            to Form 10-Q for the fiscal quarter ended September 30,
                            1996).
          3.3            -- Statement of Resolution Establishing Series of Shares of
                            Series D Junior Participating Preferred Stock, dated July
                            27, 1998. (Incorporated by reference to Exhibit 3.2 to
                            Form 10-Q for the fiscal quarter ended June 30, 1998).
          3.4            -- Bylaws, as amended. (Incorporated by reference to Exhibit
                            3.1 to Form 10-Q for the fiscal quarter ended September
                            30, 1999).
          4.1            -- Rights Agreement dated as of May 14, 1998 between the
                            Company and Harris Trust and Savings Bank. (Incorporated
                            by reference to Exhibit 99.1 to Form 8-K dated May 14,
                            1998).
          4.2            -- Agreement Appointing a Successor Rights Agent Under
                            Rights Agreement, dated June 1, 1999, by the Company,
                            Harris Trust and Savings Bank and The Bank of New York.
                            (Incorporated by reference to Exhibit 4.1 to Form 10-Q
                            for the fiscal quarter ended June 30, 1999).
         10.1            -- Retirement Plan For Non-Employee Directors. (Incorporated
                            by reference to Exhibit 10.1 to Form 10-K for the fiscal
                            year ended December 31, 1991).
         10.2            -- Agreement dated May 14, 1992 between the Company, R. L.
                            Waltrip and related parties relating to life insurance.
                            (Incorporated by reference to Exhibit 10.4 to Form 10-K
                            for the fiscal year ended December 31, 1992).
         10.3            -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and R.L. Waltrip. (Incorporated
                            by reference to Exhibit 10.3 to Form 10-K for the fiscal
                            year ended December 31, 1998).
         10.4            -- Non-Competition Agreement and Amendment to Employment
                            Agreement, dated November 11, 1991, among the Company, R.
                            L. Waltrip and Claire Waltrip. (Incorporated by reference
                            to Exhibit 10.9 to Form 10-K for the fiscal year ended
                            December 31, 1992).
         10.5            -- Employment Agreement, dated January 1, 1999, between SCI
                            Executive Services, Inc. and W. Blair Waltrip.
                            (Incorporated by reference to Exhibit 10.2 to Form 10-Q
                            for the fiscal quarter ended March 31, 1999).
         10.6            -- Separation and Release Agreement, dated January 18, 2000, among the Company, SCI Executive Services, Inc. and W.
                            Blair Waltrip.
         10.7            -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and Jerald L. Pullins.
                            (Incorporated by reference to Exhibit 10.1 to Form 10-Q
                            for the fiscal quarter ended June 30, 1998).
         10.8            -- Employment Agreement, dated March 10, 1999, between SCI
                            Executive Services, Inc. and George R. Champagne.
                            (Incorporated by reference to Exhibit 10.1 to Form 10-Q
                            for the fiscal quarter ended March 31, 1999).
         10.9            -- Separation and Release Agreement, dated November 18,
                            1999, among the Company, Executive Services, Inc. and
                            George R. Champagne.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Independent Contractor/Consultative Agreement, dated
                            November 18, 1999, between SCI Management Corporation and
                            George R. Champagne.
         10.11           -- Employment Agreement, dated February 11, 1999, between
                            SCI Executive Services, Inc. and John W. Morrow, Jr.
         10.12           -- Separation and Release Agreement, dated January 21, 2000, among the Company, SCI Executive Services, Inc. and John
                            W. Morrow, Jr.
         10.13           -- Employment Agreement, dated January 1, 1999, between SCI
                            Executive Services, Inc. and James M. Shelger.
         10.14           -- Form of Employment Agreement pertaining to officers
                            (other than the officers identified in the preceding
                            exhibits). (Incorporated by reference to Exhibit 10.9 to
                            Form 10-K for the fiscal year ended December 31, 1997).
         10.15           -- Form of 1986 Stock Option Plan. (Incorporated by
                            reference to Exhibit 10.21 to Form 10-K for the fiscal
                            year ended December 31, 1991).
         10.16           -- Amendment to 1986 Stock Option Plan, dated February 12,
                            1997. (Incorporated by reference to Exhibit 10.11 to Form
                            10-K for the fiscal year ended December 31, 1996).
         10.17           -- Amendment to 1986 Stock Option Plan, dated November 13,
                            1997. (Incorporated by reference to Exhibit 10.12 to Form
                            10-K for the fiscal year ended December 31, 1997).
         10.18           -- Amended 1987 Stock Plan. (Incorporated by reference to
                            Appendix A to Proxy Statement dated April 1, 1991).
         10.19           -- First Amendment to Amended 1987 Stock Plan. (Incorporated
                            by reference to Exhibit 10.23 to Form 10-K for the fiscal
                            year ended December 31, 1993).
         10.20           -- 1993 Long-Term Incentive Stock Option Plan. (Incorporated
                            by reference to Exhibit 4.12 to Registration Statement
                            No. 333-00179 on Form S-8).
         10.21           -- Amendment to 1993 Long-Term Incentive Stock Option Plan,
                            dated February 12, 1997. (Incorporated by reference to
                            Exhibit 10.15 to Form 10-K for the fiscal year ended
                            December 31, 1996).
         10.22           -- Amendment to 1993 Long-Term Incentive Stock Option Plan,
                            dated November 13, 1997. (Incorporated by reference to
                            Exhibit 10.17 to Form 10-K for the fiscal year ended
                            December 31, 1997).
         10.23           -- 1995 Incentive Equity Plan. (Incorporated by reference to
                            Annex B to Proxy Statement dated April 17, 1995).
         10.24           -- Amendment to 1995 Incentive Equity Plan, dated February
                            12, 1997. (Incorporated by reference to Exhibit 10.18 to
                            Form 10-K for the fiscal year ended December 31, 1996).
         10.25           -- Amendment to 1995 Incentive Equity Plan, dated November
                            13, 1997. (Incorporated by reference to Exhibit 10.21 to
                            Form 10-K for the fiscal year ended December 31, 1997).
         10.26           -- 1995 Stock Plan for Non-Employee Directors. (Incorporated
                            by reference to Annex A to Proxy Statement dated April
                            17, 1995).
         10.27           -- Amended 1996 Incentive Plan. (Incorporated by reference to Annex A to Proxy Statement dated April 13, 1999).
         10.28           -- Split Dollar Life Insurance Plan. (Incorporated by
                            reference to Exhibit 10.36 to Form 10-K for the fiscal
                            year ended December 31, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.29           -- Supplemental Executive Retirement Plan for Senior
                            Officers (as Amended and Restated Effective as of January
                            1, 1998). (Incorporated by reference to Exhibit 10.28 to
                            Form 10-K for the fiscal year ended December 31, 1998).
         10.30           -- Deferred Compensation Plan. (Incorporated by reference to
                            Exhibit 10.31 to Form 10-K for the fiscal year ended
                            December 31, 1997).
         10.31           -- Amendment No. 5 to Service Corporation International
                            Employee Stock Purchase Plan.
         10.32           -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and L. William Heiligbrodt.
                            (Incorporated by reference to Exhibit 10.5 to Form 10-K
                            for the fiscal year ended December 31, 1997).
         10.33           -- Separation and Release Agreement, dated March 15, 1999, among the Company, SCI Executive Services, Inc. and L.
                            William Heiligbrodt. (Incorporated by reference to
                            Exhibit 10.6 to Form 10-K for the fiscal year ended
                            December 31, 1998).
         10.34           -- Independent Contractor/Consultative Agreement, dated
                            March 15, 1999, between SCI Management Corporation and L.
                            William Heiligbrodt. (Incorporated by reference to
                            Exhibit 10.7 to Form 10-K for the fiscal year ended
                            December 31, 1998).
         12.1            -- Ratio of Earnings to Fixed Charges.
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Independent Accountants
                            (PricewaterhouseCoopers LLP).
         24.1            -- Powers of Attorney.
         27.1            -- Financial Data Schedule.
         99.1            -- Competitive Advance and Revolving Credit Facility
                            Agreement (Facility A), dated June 27, 1997, among the
                            Company, The Chase Manhattan Bank ("Chase") as
                            administrative agent and the banks and other financial
                            institutions named therein.
         99.2            -- Agreement and First Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility A), dated
                            June 26, 1998, among the Company, Chase as administrative
                            agent and the banks and other financial institutions
                            named therein.
         99.3            -- Agreement and Second Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility A), dated
                            June 25, 1999, among the Company, Chase as administrative
                            agent and the banks and other financial institutions
                            named therein.
         99.4            -- Agreement and Third Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement ((Facility A), dated
                            November 2, 1999, among the Company, Chase as
                            administrative agent and the banks and other financial
                            institutions named therein.
         99.5            -- Competitive Advance and Revolving Credit Facility
                            Agreement (Facility B), dated June 27, 1997, among the
                            Company, subsidiaries of the Company named therein, Chase
                            as administrative agent and the banks and other financial
                            institutions named therein.
         99.6            -- Agreement and First Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility B), dated
                            November 2, 1999, among the Company, subsidiaries of the
                            Company named therein, Chase as administrative agent and
                            the banks and other financial institutions named therein.
         99.7            -- Credit Agreement, dated November 2, 1999, among the
                            Company, Chase as administrative agent and the banks and
                            other financial institutions named therein.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         99.8            -- Consolidated Class Action Complaint filed September 3,
                            1999 in Civil Action No. H-99-280, In re Service
                            Corporation International. (Incorporated by reference to
                            Exhibit 99.1 to Form 10-Q for the fiscal quarter ended
                            September 30, 1999).
         99.9            -- Defendants' Answer to the Consolidated Class Action
                            Complaint filed September 17, 1999 in Civil Action No.
                            H-99-280, In re Service Corporation International.
                            (Incorporated by reference to Exhibit 99.2 to Form 10-Q
                            for the fiscal quarter ended September 30, 1999).
         99.10           -- Defendants' Motion to Dismiss the Consolidated Class
                            Action Complaint filed October 8, 1999 in Civil Action
                            No. H-99-280, In re Service Corporation International.
                            (Incorporated by reference to Exhibit 99.3 to Form 10-Q
                            for the fiscal quarter ended September 30, 1999).
         99.11           -- Plaintiffs' Opposition to Defendants' Motion to Dismiss
                            the Consolidated Class Action Complaint filed November 5,
                            1999 in Civil Action No. H-99-280, In Re Service
                            Corporation International. (Incorporated by reference to
                            Exhibit 99.4 to Form 10-Q for the fiscal quarter ended
                            September 30, 1999).
         99.12           -- Defendants' Reply to Plaintiffs' Opposition to
                            Defendants' Motion to Dismiss the Consolidated Class
                            Action Complaint filed November 24, 1999 in Civil Action
                            No. H-99-280, In re Service Corporation International.
         99.13           -- Plaintiffs' Original Petition filed November 10, 1999 in
                            Cause No. 32548-99-11, James P. Hunter, III and James P.
                            Hunter, III Family Trust v. Service Corporation
                            International, Robert L. Waltrip, L. William Heiligbrodt,
                            George R. Champagne, W. Blair Waltrip, James M. Shelger,
                            Wesley T. McRae and PriceWaterhouse Coopers, L.L.P.; in
                            the Judicial District Court of Angelina County, Texas.
                            (Incorporated by reference to Exhibit 99.5 to Form 10-Q
                            for the fiscal quarter ended September 30, 1999).
         99.14           -- Defendants' Original Answer in response to the Original
                            Petition referred to in Exhibit 99.13.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.34.

     Pursuant to Item 601(b)(4) of Regulation S-K, there are not filed as exhibits to this report certain instruments with respect to long-term debt under which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

                             CORPORATE INFORMATION

CORPORATE OFFICES

     Service Corporation International maintains corporate offices located at 1929 Allen Parkway, Houston, Texas 77019. The telephone number is 713/522-5141. Additional information can be found at our web site: www.sci-corp.com.

Requests

     Written requests for financial information, including the Annual Report on Form 10-K as filed with the Securities and Exchange Commission, should be directed to Investor Relations, P.O. Box 130548, Houston, Texas 77219-0548.

TRANSFER AGENT AND REGISTRAR

THE BANK OF NEW YORK
1-800-524-4458

      ADDRESS SHAREHOLDER INQUIRIES TO:         SEND CERTIFICATES FOR TRANSFER AND ADDRESS CHANGES TO:
Shareholder Relations Department -- 11E         Receive and Deliver Department -- 11W
P.O. Box 11258                                  P. O. Box 11002
Church Street Station                           Church Street Station
New York, NY 10286                              New York, NY 10286
E-Mail Address:                                 The Bank of New York's Stock Transfer Website:
Shareowner-svcs@bankofny.com                    http://stock.bankofny.com

[SCI LOGO](R)

The SCI logo is a registered trademark.