Form 10-Q
period 2000-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2000-05-15
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------

                         COMMISSION FILE NUMBER 1-6402-1

                              --------------------

                        SERVICE CORPORATION INTERNATIONAL
               (Exact name of registrant as specified in charter)


                TEXAS                                      74-1488375
   (State or other jurisdiction of              (I.R.S. employer identification
    incorporation or organization)                            number)

   1929 ALLEN PARKWAY, HOUSTON, TEXAS                         77019
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

The number of shares outstanding of the registrant's common stock as of May 10, 2000 was 272,099,441 (excluding treasury shares).

                        SERVICE CORPORATION INTERNATIONAL



                                      INDEX


                                                                                                              Page

Part I.  Financial Information
    Item 1. Financial Statements
         Consolidated Statement of Income -
            Three Months Ended March 31, 2000 and 1999                                                              3

         Consolidated Balance Sheet -
            March 31, 2000 and December 31, 1999                                                                    4

         Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 2000 and 1999                                                              5

         Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 2000                                                                       6

         Notes to Consolidated Financial Statements                                                            7 - 15

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             15 - 24

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             24


Part II. Other Information

    Item 1. Legal Proceedings                                                                                 25 - 26

    Item 6. Exhibits and Reports on Form 8-K                                                                  26 - 27

    Signature                                                                                                      27

ITEM 1.  FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME


                                                                        Three Months Ended
                                                                             March 31,
(In thousands, except share and per share amounts)                      2000          1999
---------------------------------------------------------------------------------------------
Revenues ........................................................   $  869,466    $  904,056
Costs and expenses ..............................................     (675,853)     (685,185)
                                                                    ----------    ----------
Gross profit ....................................................      193,613       218,871

General and administrative expenses .............................      (20,113)      (19,710)
Restructuring charges ...........................................           --       (89,884)
                                                                    ----------    ----------
Income from operations ..........................................      173,500       109,277

Interest expense ................................................      (69,549)      (57,448)
Other income ....................................................        3,515        14,588
                                                                    ----------    ----------
                                                                       (66,034)      (42,860)
                                                                    ----------    ----------
Income before income taxes and extraordinary gain ...............      107,466        66,417
Provision for income taxes ......................................      (39,225)      (24,534)
                                                                    ----------    ----------

Net income before extraordinary gain ............................       68,241        41,883
Extraordinary gain on early extinguishments of debt
 (net of income taxes of $3,785 and $1,071, respectively) .......        6,585         1,885
                                                                    ----------    ----------
Net income ......................................................   $   74,826    $   43,768
                                                                    ==========    ==========
Earnings per share:
     Basic:
         Income before extraordinary gain .......................   $      .25    $      .15
         Extraordinary gain on early extinguishments of debt ....          .02           .01
                                                                    ----------    ----------
         Net income .............................................   $      .27    $      .16
                                                                    ==========    ==========
     Diluted:
         Income before extraordinary gain .......................   $      .25    $      .15
         Extraordinary gain on early extinguishments of debt ....          .02           .01
                                                                    ----------    ----------
         Net income .............................................   $      .27    $      .16
                                                                    ==========    ==========

Basic weighted average number of shares .........................      272,063       272,990
                                                                    ==========    ==========
Diluted weighted average number of shares .......................      273,501       275,442
                                                                    ==========    ==========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET


                                                                                March 31,     December 31,
(Dollars in thousands, except share amounts)                                      2000            1999
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents ............................................   $    147,158    $     88,221
     Receivables, net of allowances .......................................        561,836         605,127
     Inventories ..........................................................        186,204         190,343
     Other ................................................................         87,676         112,460
                                                                              ------------    ------------
       Total current assets ...............................................        982,874         996,151
                                                                              ------------    ------------

Investments - insurance operations ........................................      1,355,230       1,318,635
Prearranged funeral contracts .............................................      2,884,107       2,898,139
Long-term receivables, net of allowances ..................................      1,597,320       1,562,418
Cemetery property, at cost ................................................      2,175,018       2,182,410
Property, plant and equipment, at cost (net) ..............................      1,852,631       1,881,525
Deferred charges and other assets .........................................      1,198,774       1,286,967
Names and reputations (net) ...............................................      2,431,581       2,475,356
                                                                              ------------    ------------
                                                                              $ 14,477,535    $ 14,601,601
                                                                              ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities .............................   $    547,102    $    589,847
     Current maturities of long-term debt .................................        369,832         423,949
     Income taxes .........................................................        117,941          44,069
                                                                              ------------    ------------
       Total current liabilities ..........................................      1,034,875       1,057,865
                                                                              ------------    ------------

Long-term debt ............................................................      3,568,304       3,636,067
Reserves and annuity benefits - insurance operations ......................      1,336,272       1,313,328
Deferred prearranged funeral contract revenues ............................      3,161,407       3,186,081
Deferred income taxes .....................................................        829,791         873,023
Other liabilities .........................................................      1,025,533       1,039,964
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
       272,045,778 and 272,064,618, issued and outstanding
       (net of 2,811,343 and 2,792,503 treasury shares, at par) ...........        272,046         272,064
     Capital in excess of par value .......................................      2,156,264       2,156,301
     Retained earnings ....................................................      1,201,724       1,126,898
     Accumulated other comprehensive loss .................................       (108,681)        (59,990)
                                                                              ------------    ------------
     Total stockholders' equity ...........................................      3,521,353       3,495,273
                                                                              ------------    ------------
                                                                              $ 14,477,535    $ 14,601,601
                                                                              ============    ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                            Three months ended
                                                                                 March 31,
(Dollars in thousands)                                                       2000         1999
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income ...........................................................   $   74,826    $   43,768
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization ...................................       62,356        55,904
     Provision for deferred income taxes .............................       14,055         6,802
     Restructuring charges ...........................................           --        89,884
     Payments on restructuring charges ...............................      (16,149)      (23,511)
     Net effect of interest rate component of swap terminations ......      (32,840)           --
     Extraordinary gain on early extinguishments of debt,
       net of income taxes ...........................................       (6,585)       (1,885)
     Gains from dispositions (net) ...................................       (1,577)      (10,641)
     Realized gains on sales of investments ..........................       (7,383)       (1,728)
     Realized losses on sales of investments .........................        2,288            --
     Change in assets and liabilities, net of effects from
      acquisitions:
       Increase in receivables .......................................      (33,418)      (86,940)
       (Increase) decrease in other assets ...........................       (9,356)       26,021
       Increase in payables and other liabilities ....................       99,645        68,579
       Other .........................................................      (16,634)        6,048
                                                                         ----------    ----------
Net cash provided by operating activities ............................      129,228       172,301
                                                                         ----------    ----------

Cash flows from investing activities:
     Capital expenditures ............................................      (20,574)      (57,718)
     Net effect of prearranged funeral production and
      maturities .....................................................      (27,769)      (28,074)
     Purchases of securities - insurance operations ..................     (236,391)     (676,287)
     Sales of securities - insurance operations ......................      175,438       570,969
     Proceeds from sales of property and equipment ...................        4,516        16,282
     Acquisitions, net of cash acquired ..............................           --       (24,344)
     Loans issued by lending subsidiary ..............................       (1,196)      (23,125)
     Principal payments received on loans issued by
      lending subsidiary .............................................       13,715         5,807
     Deposit of restricted funds .....................................      (21,054)           --
     Other ...........................................................        2,067        (1,298)
                                                                         ----------    ----------
Net cash used in investing activities ................................     (111,248)     (217,788)
                                                                         ----------    ----------

Cash flows from financing activities:
     Net (decrease) increase in borrowings under revolving
      credit agreements ..............................................       (3,699)      489,337
     Payments of long-term debt ......................................      (15,604)     (186,160)
     Early extinguishments of long-term debt .........................      (84,030)     (365,936)
     Net effect of cross-currency component of swap terminations .....      143,498            --
     Repurchase of common stock ......................................          (55)      (45,669)
     Dividends paid ..................................................           --       (23,331)
     Bank overdrafts and other .......................................        2,438         7,657
                                                                         ----------    ----------
Net cash provided by (used in) financing activities ..................       42,548      (124,102)
                                                                         ----------    ----------
Effect of foreign currency ...........................................       (1,591)       (6,937)
                                                                         ----------    ----------
Net increase (decrease) in cash and cash equivalents .................       58,937      (176,526)
Cash and cash equivalents at beginning of period .....................       88,221       358,210
                                                                         ----------    ----------
Cash and cash equivalents at March 31, 2000 and 1999 .................   $  147,158    $  181,684
                                                                         ==========    ==========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                      Accumulated
                                                                     Capital in                          other
                                                       Common          excess          Retained      comprehensive
(Dollars in thousands)                                  stock       of par value       earnings      income (loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 .....................   $    272,064    $  2,156,301    $  1,126,898    $    (59,990)   $  3,495,273

  Comprehensive income:
   Net income ....................................                                         74,826                          74,826


   Other comprehensive loss:
      Foreign currency translation ...............                                                        (52,744)        (52,744)
      Unrealized gain on securities ..............                                                          4,053           4,053
                                                                                                                     ------------
           Total other comprehensive loss ........                                                                        (48,691)
                                                                                                                     ------------
   Comprehensive income ..........................                                                                         26,135
  Repurchase of common stock .....................            (18)            (37)                                            (55)
                                                     ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2000 ........................   $    272,046    $  2,156,264    $  1,201,724    $   (108,681)   $  3,521,353
                                                     ============    ============    ============    ============    ============

The Company's comprehensive income for the three months ended March 31, 1999, of $33,419 consisted of net income of $43,768, a foreign currency translation adjustment of $337, and an unrealized loss on securities of ($10,686).

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE, RATIO AMOUNTS AND NUMBER OF LOCATIONS)

1.  NATURE OF OPERATIONS

Service Corporation International (the Company or SCI) is the largest provider of funeral and cemetery services in the world. At March 31, 2000, the Company operated 3,821 funeral service locations, 525 cemeteries and 198 crematoria located in 20 countries on five continents.

    The Company's funeral service locations and cemetery operations consist of funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots, and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries contain crematoria. The Company has approximately 200 combination facilities in which a funeral service location is contained within a cemetery.

    The financial services operations represent a combination of the Company's insurance operations primarily related to the funding of prearranged funeral contracts and a lending subsidiary which provided capital financing for independent funeral home and cemetery operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements for the three months ended March 31, 2000 and 1999 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended December 31, 1999, and should be read in conjunction therewith. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition or cash flows.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and may effect the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

Recent Accounting Pronouncements: In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 during the first quarter of the year ended
December 31, 2001.

    In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the Company's second quarter of 2000. The Company, together with other members of the death care industry, are currently discussing the application of SAB No. 101 directly with the Commission. Final resolution of the discussions will not have an impact on the Company's consolidated cash flows, or compliance with the Company's existing credit agreements, but may have a material impact on the Company's consolidated financial statements and on the manner in which the Company records preneed sales activities. The deferral of income, if any, that might occur as a result of finalizing the issues associated with SAB No. 101, will be recognized in the consolidated statement of income in future periods.

3.   ACQUISITIONS

During the three months ended March 31, 2000, the Company did not acquire any funeral service locations, cemeteries, crematoria or insurance operations.

    In January 1999, a wholly owned subsidiary of the Company merged with Equity Corporation International (ECI) in a stock-for-stock transaction in which ECI shareholders received approximately 15,501 shares of Company common stock valued at approximately $557,000 and approximately 1,200 options to purchase Company common stock valued at approximately $8,628. At the time of the merger, ECI owned 359 funeral service locations and 80 cemeteries in North America.

    Exclusive of the merger with ECI, the Company acquired 29 funeral service locations, 6 cemeteries and 2 crematoria during the three months ended March 31, 1999, for an aggregate purchase price of approximately $49,400. The consideration for these acquisitions consisted of combinations of cash, common stock of the Company and issued debt. All acquisitions have been accounted for under the purchase method of accounting; therefore, the operating results of these acquisitions have been included since their respective acquisition dates.

    The effect of acquisitions, net of cash acquired, on the consolidated balance sheet at March 31, 1999 was as follows:

                                                         1999
--------------------------------------------------------------
Current assets ...................................   $  94,030
Prearranged funeral contracts ....................     307,468
Long-term receivables ............................      42,810
Cemetery property ................................     136,763
Property, plant and equipment, net ...............     147,600
Deferred charges and other assets ................      28,749
Names and reputations ............................     662,629
Current liabilities ..............................     (93,950)
Long-term debt ...................................    (346,729)
Deferred prearranged funeral contract revenues ...    (315,536)
Deferred income taxes and other liabilities ......     (73,660)
Stockholders' equity .............................    (565,830)
                                                     ---------
          Cash used for acquisitions .............   $  24,344
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

    Unperformed price guaranteed prearranged funeral contracts that are not funded through Company insurance operations are included in the consolidated balance sheet as Prearranged funeral contracts. This balance represents amounts due from trust funds, customer receivables, or third party insurance companies. A corresponding credit is recorded to Deferred prearranged funeral contract revenues. Funeral revenue is recognized on prearranged funeral contracts at the time the funeral services are performed. Trust earnings and increasing insurance benefits are accrued and deferred until the funeral services are performed, at which time the funds are also recognized in funeral revenues. Such amounts are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearranged funeral contracts are included in Deferred charges and other assets in the consolidated balance sheet. These obtaining costs include sales commissions and certain other direct costs which are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contracts.

    Prearranged funeral contracts may also be funded by insurance policies or annuities written by the Company's insurance operations. Policy acquisition costs incurred by the Company's insurance operations are deferred and included in Deferred charges and other assets in the consolidated balance sheet and amortized in accordance with generally accepted accounting principles for life insurance companies.

    The total value of unperformed prearranged funeral contracts consists of two components: (i) contracts funded by trust or third party insurance companies, and (ii) contracts funded by the Company's insurance operations. The total value represents the original contract values plus any accumulated trust fund earnings or increasing insurance benefits. The value of unperformed prearranged funeral contracts to be funded by trust or third party insurance companies are included in Deferred prearranged funeral contract revenues in the consolidated balance sheet. In accordance with generally accepted accounting principles for life insurance companies, the Company records an actuarially determined portion of the unperformed prearranged funeral contracts to be funded by the Company's insurance operations in Reserves and annuity benefits - insurance operations in the consolidated balance sheet. The remaining component of Reserves and annuity benefits - insurance operations represents the actuarially determined amounts to be funded for non-SCI unperformed prearranged funeral contracts. The total value of all SCI unperformed prearranged funeral contracts is shown below as if the contracts funded through the Company's insurance operations were valued at original contract values plus increasing insurance benefits.


                                                               March 31, 2000      December 31, 1999
                                                                  ----------          ----------
Deferred prearranged funeral contract revenues ...............    $3,161,407          $3,186,081
SCI contracts funded by Company owned insurance operations ...     1,142,666           1,101,371
                                                                  ----------          ----------
Total value of unperformed prearranged funeral contracts .....    $4,304,073          $4,287,452
                                                                  ==========          ==========

5.   DEBT

Debt at March 31, 2000 and December 31, 1999 was as follows:


                                                                             March 31, 2000   December 31, 1999
                                                                             --------------   -----------------
Bank revolving credit agreements and commercial paper .....................   $  1,170,141       $  1,179,704
6.375% notes due 2000 .....................................................         91,050            150,000
6.75% notes due 2001 ......................................................        123,000            150,000
8.72% amortizing notes due 2002 ...........................................         63,161             71,174
8.375% notes due 2004 .....................................................         51,840             51,840
7.375% notes due 2004 .....................................................        250,000            250,000
6.0% notes due 2005 .......................................................        591,550            600,000
7.2% notes due 2006 .......................................................        150,000            150,000
6.875% notes due 2007 .....................................................        150,000            150,000
6.5% notes due 2008 .......................................................        200,000            200,000
7.7% notes due 2009 .......................................................        200,000            200,000
6.95% amortizing notes due 2010 ...........................................         51,739             52,557
7.875% debentures due 2013 ................................................         55,627             55,627
7.0% notes due 2015 (putable 2002) ........................................        300,000            300,000
6.3% notes due 2020 (putable 2003) ........................................        300,000            300,000
Medium-term notes, maturities through 2019, fixed average interest
   rate of 9.32% ..........................................................         35,720             35,720
Convertible debentures, maturities through 2008, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $11.25 to $50.00 ............         49,213             49,213
Mortgage notes and other debt, maturities through 2050 ....................        125,384            136,368
Deferred loan costs .......................................................        (20,289)           (22,187)
                                                                              ------------       ------------
     Total debt ...........................................................      3,938,136          4,060,016
Less current maturities ...................................................       (369,832)          (423,949)
                                                                              ------------       ------------
Total long-term debt ......................................................   $  3,568,304       $  3,636,067
                                                                              ============       ============

    As of March 31, 2000, the Company's primary revolving credit agreements provided for borrowings up to $1,600,000 and consisted of three committed facilities - two 364-day facilities and a 5-year, multi-currency facility. These facilities are primarily used to support the previous issuance of commercial paper and for general corporate purposes.

    One 364-day facility which expires June 25, 2000 allows for borrowings up to $300,000 and contains provisions that permit the Company to convert the outstanding balance into a two-year term loan upon maturity. The second 364-day facility allows for borrowings up to $600,000 and expires November 1, 2000. The 5-year facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies and expires June 27, 2002.

    Interest rates on these facilities are based on various indices as determined by the Company. For each facility, a fee is paid quarterly on the total commitment amount ranging from 0.25% to 0.50% based on the Company's senior debt ratings. The facility fee was 0.50% in the first quarter of 2000 and 0.25% at December 31, 1999. Furthermore, these credit facilities have financial compliance provisions, as defined, including a maximum debt-to-capitalization ratio of 60%, a minimum EBITDA to interest expense ratio of 2.75, a minimum net worth requirement defined in the facility agreements, and limitations on cash distributions, subsidiary borrowings, liens and guarantees.

    Approximately $1,151,841 was outstanding under the above facilities at March 31, 2000, with a weighted average interest rate of 7.33% ($870,545 at December 31, 1999, with a weighted average interest rate of 6.97%). Approximately $286,841 of these borrowings was denominated in various foreign currencies under the 5-year facility at March 31, 2000 ($295,545 at December 31, 1999).

    The Company's commercial paper program is backed by the above facilities. Although the Company's downgraded credit ratings have rendered it unable to access the commercial paper market for new issuances, $18,300 of previously issued commercial paper remained outstanding with a weighted average interest rate of 6.68% at March 31, 2000 ($309,159 with a weighted average interest rate of 6.58% at December 31, 1999). The commercial paper borrowings and revolving notes generally have maturities ranging from 1 to 180 days.

    The Company has $21,054 deposited in restricted accounts as security for various credit instruments, which is included in the consolidated balance sheet as deferred charges and other assets at March 31, 2000. Approximately $13,664 was related to two embedded options associated with the Company's 6.30% notes due 2020 (putable 2003). The remaining $7,390 was used to secure other obligations.

    During the three months ended March 31, 2000, the Company repurchased certain bonds in the open market with an aggregate face value of $94,400 as follows: $58,950 of the 6.375% notes due 2000, $27,000 of the 6.75% notes due 2001, and $8,450 of the 6.00% notes due 2005. The repurchase resulted in an extraordinary gain on early extinguishment of debt totaling $6,585 (net of tax of $3,785). Subsequent to the first quarter of 2000, the Company repurchased certain bonds in the open market with an aggregate face value of $116,800 which will result in an extraordinary gain in the second quarter 2000.

6. DERIVATIVES

The Company has entered into various derivative financial instruments, which are primarily interest rate and cross-currency swap agreements, with high quality financial institutions to hedge potential exposures in interest and foreign exchange rates changes. The Company uses local currency borrowings in conjunction with these swap agreements to hedge the Company's net investment in foreign assets and to manage its mix of fixed and floating rate debt. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of creditworthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

    During the first quarter of 2000, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency interest rate swaps, thereby removing the Company's hedges of foreign exchange rate exposure. A total notional value of $2,860,327 was eliminated in this process. The net proceeds from these terminations and assignments totaled $110,658, which was primarily used to extinguish debt. These proceeds have been classified according to the following components: $21,849 was due to the Company as accrued interest receivable, $143,498 resulted from foreign exchange rate gains, and $54,689 resulted from interest rate losses. The amount associated with the foreign exchange rate gains reduced the corresponding amount due from counterparties recorded in Deferred charges and other assets. The amount associated with the interest rate losses will be amortized into interest expense over the remaining term of the swap agreements and $3,175 was amortized into interest expense during the first quarter of 2000.

    Excluding $171,590 of borrowings related to the Company's lending activities, the Company's debt outstanding at March 31, 2000 had a weighted average interest rate of 6.95% compared to a weighted average interest rate of 6.83% at December 31, 1999. After giving consideration to the Company's remaining interest rate swap agreements, the weighted average interest rate at March 31, 2000 was 6.78% compared to 6.41% at December 31, 1999. The financial instruments associated with the 6.78% weighted average interest rate at March 31, 2000, consisted of approximately 53% of fixed interest rate debt at a weighted average interest rate of 6.76% and approximately 47% of floating interest rate debt at a weighted average interest rate of 6.80%.

    The fair market value of the Company's remaining interest rate swap agreements at March 31, 2000, was a net liability of $12,659 (a net asset of $122,581 at December 31, 1999). This change was primarily due to the above-mentioned termination or assigning away of certain interest rate swaps and all cross-currency interest rate swaps during the first quarter of 2000. Fair values were obtained from the counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions.

7.   RATIO OF EARNINGS TO FIXED CHARGES

                         Three months
                        ended March 31,
                       2000        1999
                       ----        ----
                       2.33        1.95


For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary gains; (1) less undistributed income of equity investees which are less than 50% owned; (2) plus the minority interest of majority-owned subsidiaries with fixed charges and (3) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The increase in the Company's ratio of earnings to fixed charges is attributable to the $89,884 pretax restructuring charge recorded during the first quarter of 1999 (see note 10).

8.   SEGMENT REPORTING

Due to the Company's operations being product based and geographically based, the Company's primary reportable operating segments presented below are based on products or services and include funeral, cemetery and insurance operations. The Company's geographic segments include North America, Europe and Other foreign. The Company conducts funeral and cemetery operations in all geographical regions and insurance operations in North America and Europe.

    The Company's reportable segment information was as follows:


                                                                                 Reportable
                                            Funeral      Cemetery     Insurance   segments
                                           ----------   ----------   ----------   ----------
Revenues from external customers:
     Three months ended March 31,
     2000 ..............................   $  542,565   $  218,851   $  103,716   $  865,132
     1999 ..............................      574,641      251,858       71,796      898,295
                                           ----------   ----------   ----------   ----------
Gross profit:
     Three months ended March 31,
     2000 ..............................   $  123,634   $   60,384   $    8,835   $  192,853
     1999 ..............................      131,020       77,800        7,301      216,121
                                           ----------   ----------   ----------   ----------

The following table reconciles reportable segment gross profit to the Company's consolidated income before income taxes and extraordinary gain:


                                                           Three months ended
                                                                March 31,
                                                             2000          1999
                                                          ----------    ----------
Gross profit from reportable segments .................   $  192,853    $  216,121
     Lending subsidiary income from operations ........          760         2,750
     General and administrative expenses ..............      (20,113)      (19,710)
     Restructuring charge (see note 10) ...............           --       (89,884)
                                                          ----------    ----------
Income from operations ................................      173,500       109,277
     Interest expense .................................      (69,549)      (57,448)
     Other income .....................................        3,515        14,588
                                                          ----------    ----------
Income before income taxes and extraordinary gain .....   $  107,466    $   66,417
                                                          ==========    ==========

 The Company's geographic segment information was as follows:


                                                                          North                 Other
                                                                         America    Europe     foreign     Total
                                                                         --------   --------   --------   --------
Revenues from external customers:
     Three months ended March 31,
     2000 ............................................................   $596,521   $234,068   $ 38,877   $869,466
     1999 ............................................................    612,318    257,310     34,428    904,056
                                                                         --------   --------   --------   --------
Income from operations before restructuring charge (see note 10):
     Three months ended March 31,
     2000 ............................................................   $126,518   $ 39,712   $  7,270   $173,500
     1999 ............................................................    156,301     36,289      6,571    199,161
                                                                         --------   --------   --------   --------
Income from operations:
     Three months ended March 31,
     2000 ............................................................   $126,518   $ 39,712   $  7,270   $173,500
     1999 ............................................................    106,083        584      2,610    109,277
                                                                         --------   --------   --------   --------
Depreciation and amortization:
     Three months ended March 31,
     2000 ............................................................   $ 44,127   $ 14,710   $  3,519   $ 62,356
     1999 ............................................................     42,091     11,864      1,949     55,904
                                                                         --------   --------   --------   --------
Operating locations at March 31:
     2000 ............................................................      2,288      2,070        186      4,544
     1999 ............................................................      2,293      2,058        175      4,526
                                                                         --------   --------   --------   --------

Included in the North America figures above are the following United States amounts:


                                                           Three months ended
                                                               March 31,
                                                            2000       1999
                                                          --------   --------
Revenues from external customers ......................   $573,660   $590,290
Income from operations before restructuring charge ....   $120,770   $149,744
Income from operations ................................   $120,770   $ 99,682
Depreciation and amortization .........................   $ 40,506   $ 38,339
Operating locations ...................................      2,134      2,136


Included in the European figures above are the following French amounts:


                                                             Three months ended
                                                                 March 31,
                                                             2000        1999
                                                          ----------   ----------
Revenues from external customers ......................   $  145,371   $  168,578
Income from operations before restructuring charge ....   $   20,634   $   20,747
Income (loss) from operations .........................   $   20,634   $      (63)
Depreciation and amortization .........................   $    5,426   $    4,160
Operating locations ...................................        1,236        1,220
                                                          ----------   ----------

9.       EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are presented below:


                                                           Three months ended
                                                                 March 31,
                                                            2000         1999
                                                          ---------   ---------
Income (numerator):
     Income before extraordinary gain - basic .........   $  68,241   $  41,883
     After tax interest on convertible debentures .....         190         132
                                                          ---------   ---------
     Income before extraordinary gain - diluted .......   $  68,431   $  42,015
                                                          ---------   ---------
Shares (denominator):
     Shares - basic ...................................     272,063     272,990
          Stock options and warrants ..................          42       1,299
          Convertible debentures ......................       1,396       1,153
                                                          ---------   ---------
     Shares - diluted .................................     273,501     275,442
                                                          ---------   ---------

Earnings per share before extraordinary gain:
     Basic ............................................   $     .25   $     .15
     Diluted ..........................................   $     .25   $     .15
                                                          ---------   ---------

10.      NONRECURRING CHARGES

The Company recorded restructuring and nonrecurring charges in the first quarter (First Quarter Charge) and the fourth quarter (Fourth Quarter Charge) of 1999.

    The First Quarter Charge totaled $89,884 relating to a cost rationalization program initiated in 1999 and consisted of the following: (1) severance costs of $56,757; (2) a charge of $19,123 for terminated projects representing costs associated with certain construction projects that have been cancelled ($2,153) and costs associated with acquisition due diligence which will no longer be pursued ($16,970); (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives. The $56,757 for severance costs is related to the termination of five executive contractual relationships and the involuntary termination of approximately 800 employees throughout the Company's global operations. The remaining severance costs related to the executive contractual relationships will be paid out according to the terms of the respective agreements and will extend through 2005. The remaining severance related to the 800 employees is expected to be paid out in 2000.

    The Fourth Quarter Charge totaled $272,544 relating to additional cost rationalization programs, as well as initiatives required to enhance cash flow and reduce debt. The Fourth Quarter Charge consisted of the following: (1) severance costs of $150,675; (2) asset impairment of $73,728 associated with assets held for sale which were written down to estimated fair value; (3) asset impairment of $18,245 associated with loans made by the Company's lending subsidiary held for sale which were written down to estimated fair value; (4) $12,719 of informational technology costs associated with projects that will no longer be pursued by the Company; (5) $6,554 of costs to terminate certain lease obligations related to facility closures; and (6) $10,623 of various other items.

     The $150,675 of severance costs is related to the involuntary termination of 1,141 employees throughout the Company's global operations, including eight executive officers of the Company. Included in this total are 316 individuals that were former owners of independent funeral homes and cemeteries that were purchased by the Company and represent approximately $92,180 of the $150,675 of severance costs. Such individuals will continue to be paid by the Company pursuant to the terms of their contracts, the majority of which will be paid by 2007. The remaining severance costs are expected to be paid out through 2001. The severance costs associated with the executive officers will be paid in accordance with the terms of the respective agreements and will extend through 2005.

The utilization of the First Quarter Charge and the Fourth Quarter Charge was as follows:


                                                               Utilization for three

                         Original charge    Balance at       months ended March 31, 2000        Balance at
                                                             ---------------------------
                             amount      December 31, 1999         Cash     Non-cash           March 31, 2000
                            ---------    -----------------       --------   ---------          --------------
First Quarter Charge ....   $  89,884        $  25,245           $   5,020   $   9,652           $  10,573
Fourth Quarter Charge ...     272,544          135,944              11,129       4,885             119,930
                            ---------        ---------           ---------   ---------           ---------
      Total .............   $ 362,428        $ 161,189           $  16,149   $  14,537           $ 130,503
                            =========        =========           =========   =========           =========

Of the remaining total restructuring accrual balance of $130,503, approximately $8,274 and $113,527 related to severance costs for the First Quarter Charge and the Fourth Quarter Charge, respectively.


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (DOLLARS IN THOUSANDS, EXCEPT AVERAGE
                        SALES PRICES, PER SHARE AMOUNTS,
          NUMBER OF FUNERAL SERVICES PERFORMED AND NUMBER OF LOCATIONS)

OVERVIEW:

The Company is the largest provider of death care services in the world conducting funeral services and cemetery operations in 20 countries on five continents. The Company's largest markets are North America and France, which when combined, represent approximately 78% of the Company's total operating locations, and approximately 85% of the Company's total revenues.

    The funeral and cemetery operations are organized into a North American division covering the United States and Canada and an international division responsible for all operations in Europe, the Pacific Rim and South America. The majority of these operations are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest of the operating expenses for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. In the first quarter of 2000, the Company initiated the implementation of Central Processing Centers throughout North America and Business Units across Europe in order to further assist in the efficiencies of accounting and back-office functions. These Central Processing Centers and Business Units will take further advantage of this clustering concept in order to reduce personnel costs.

    The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has approximately 200 combination facilities in which a funeral service location is contained within a cemetery.

    The financial services operations represent a combination of the Company's insurance operations primarily related to the funding of prearranged funeral contracts and a lending subsidiary, which previously provided capital financing for independent funeral home and cemetery operations.

RESULTS OF OPERATIONS:

The following is a discussion of the Company's results of operations for the three months ended March 31, 2000 and 1999. For purposes of this discussion, funeral homes, cemeteries and crematoria owned and operated before January 1, 1999, are referred to as comparable operations. Correspondingly, operations acquired or opened after January 1, 1999, are referred to as acquired operations.

                        THREE MONTHS ENDED MARCH 31, 2000
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

For the quarter ended March 31, 2000, the Company reported revenues of $869,466, representing a 3.8% decrease compared to $904,056 for the first quarter of 1999. Gross profit in the first quarter of 2000 decreased 11.5% to $193,613 compared to $218,871 in the same period of 1999. Gross margin percentage decreased to 22.3% for the first quarter of 2000 compared to 24.2% in the same period of 1999. For the three months ended March 31, 2000 the Company reported net income of $74,826 and diluted earnings per share of $.27 ($.27 basic). The Company reported net income of $43,768 and diluted earnings per share of $.16 ($.16 basic) for the first quarter of 1999.

    During the quarter ended March 31, 1999, the Company recorded non-recurring items relating to the Company's cost rationalization program and early extinguishments of debt of $89,884 and $1,885, net of tax, respectively. In the first quarter of 2000, the Company recorded further gains from the early extinguishment of debt in the amount of $6,585, net of tax.

    Results for the Company's three lines of business were as follows:


                                                       Three months ended March 31,
                                             2000     % of revenue        1999      % of revenue
                                           ---------- ---------------    ---------- -------------
Revenues:
     Funeral ...........................   $  542,565                  $  574,641
     Cemetery ..........................      218,851                     251,858
     Financial services ................      108,050                      77,557
                                           ----------                  ----------
                                           $  869,466                  $  904,056
                                           ==========                  ==========

Gross profit and margin percentage:
     Funeral ...........................   $  123,634          22.8%   $  131,020          22.8%
     Cemetery ..........................       60,384          27.6%       77,800          30.9%
     Financial services ................        9,595           8.9%       10,051          13.0%
                                           ----------    ----------    ----------    ----------
                                           $  193,613          22.3%   $  218,871          24.2%
                                           ==========    ==========    ==========    ==========

THE FOLLOWING FACTORS CONTRIBUTED TO THE RESULTS FOR THE FIRST QUARTER OF 2000:

o The Company experienced a negative effect of foreign currency translations of approximately $24 million on funeral revenues and approximately $4 million on funeral gross profits as a result of the weakened Euro relative to the U.S. dollar in the first quarter of 2000 compared to the first quarter of 1999.

o Total funeral services performed by the Company's worldwide funeral service locations were 0.9% below total funeral services performed in the first quarter of 1999 primarily due to the strong volume of funeral services performed by the Company in the first quarter of 1999.

o The average revenue per funeral service for all funeral service locations in North America declined 1.4% compared to the average revenue per funeral service in the first quarter of 1999. However, in their respective local currencies, the average revenue per funeral service increased 3.8% in Europe when compared to the first quarter of 1999.

o Funeral service gross profit remained stable at 22.8% worldwide primarily related to European cost initiatives and package pricing.

o Cemetery revenues decreased 13.1% to $218.9 million and cemetery gross profit decreased approximately 22.4% in the first quarter of 2000 primarily as a result of (a) lower total North America preneed cemetery sales due to changes in cemetery sales compensation plans and (b) anticipated decreases in realized investment earnings and capital gains related to cemetery trust funds to $12,548 in the first quarter of 2000 from $18,202 for the same period of 1999.

FUNERAL

     Funeral revenues by geographic segment were as follows:


                                           Three months ended March 31,
                                                                 % Increase
                                         2000         1999      (% decrease)
                                      ----------   ----------   ------------
North America .....................   $  323,359   $  333,198         (3.0)%
Europe ............................      201,639      225,943        (10.8)%
Other foreign .....................       17,567       15,500         13.3 %
                                      ----------   ----------   ----------
     Total funeral revenues .......   $  542,565   $  574,641         (5.6)%
                                      ==========   ==========   ==========

    The decrease in North American funeral revenues was primarily the result of a decrease in volume coupled with lower average sales prices. In the first quarter of 2000, total volume declined approximately 1.6% compared to the first quarter of 1999. This decrease was anticipated due to the strong volume experienced in the first quarter of 1999. The average revenue per funeral service decreased 1.4% from the first quarter of 1999 to $3,823 in the first quarter of 2000. This decline is primarily due to continuing changes in the sales mix resulting from the number of prearranged funeral contracts becoming atneed and the number of cremations performed, which typically carry lower average sales prices than traditional atneed funeral sales. Of the total mix of funeral services performed in the first quarter of 2000, 28.4% were previously prearranged funeral contracts compared to 26.9% in the first quarter of 1999, while 35.2% of total services performed in the first quarter of 2000 were cremation services compared to 33.0% in the first quarter of 1999.

    The decrease in European funeral revenue is primarily related to a negative foreign currency translation effect of $24,222. This negative effect is the result of the Euro weakening relative to the U.S. dollar in the first quarter of 2000 compared to the same period of 1999. Further, the number of European funeral services performed declined approximately 0.9% to approximately 81,400 in the first quarter of 2000 compared to the first quarter of 1999. These negative variances were partially offset by an increase of approximately 3.8% in the average local currency sales price per funeral service. This increase was primarily the result of package pricing programs instituted in several major markets during the latter part of 1999.

    The increase in Other foreign funeral revenue is primarily the result of an increase in volume related to acquired funeral locations in Australia and South America.

    Funeral gross profit and margin percentage were as follows:


                                                            Three months ended March 31,
                                                       2000   % of revenue     1999   % of revenue
                                                     -------- ------------   -------- ------------
North America ....................................   $ 89,720        27.7%   $ 97,378       29.2%
Europe ...........................................     32,038        15.9%     31,384       13.9%
Other foreign ....................................      1,876        10.7%      2,258       14.6%
                                                     --------    --------    --------   --------
     Total funeral gross profit and margin
       percentage ................................   $123,634        22.8%   $131,020       22.8%
                                                     ========    ========    ========   ========

    The decrease in North American funeral gross profit and margin percentage was due to a total revenue decline of 3.0% coupled with no change in total funeral cost of services. Increases in personnel costs, the largest component of the Company's relatively fixed cost structure, was offset by head count reductions due to the restructuring implemented in 1999.

    The increase in European funeral gross profit and margin percentage is the result of package pricing programs which carry slightly higher average sales prices per funeral service than traditional funeral sales.

     The decrease in Other foreign funeral gross profit and margin percentage is the result of increased costs in Australia.

CEMETERY

    Cemetery revenues by geographic segment were as follows:


                                        Three months ended March 31,
                                                           % Increase
                                        2000       1999   (% decrease)
                                      --------   --------   --------
 North America ....................   $187,297   $223,077      (16.0)%
 Europe ...........................     10,244      9,853        4.0 %
 Other foreign ....................     21,310     18,928       12.6 %
                                      --------   --------   --------
      Total cemetery revenues .....   $218,851   $251,858      (13.1)%
                                      ========   ========   ========

    The decrease in North American cemetery revenues was primarily the result of lower preneed sales and lower anticipated cemetery trust income in the first quarter of 2000 compared to the first quarter of 1999. The lower preneed sales were the combined result of the initial negative impact from changes in cemetery sales compensation plans and the expected decline from comparing the first quarter of 2000 to the first quarter of 1999, which was one of the Company's best quarters in terms of preneed cemetery sales. The Company has changed cemetery compensation plans to align its sales management compensation with gross profits of the cemetery sales instead of being only revenue based. Cemetery trust income, which includes realized investment earnings and capital gains, was $12,548 in the first quarter of 2000 compared to $18,202 in the first quarter of 1999.

    The increase in European cemetery sales was the result of increased revenue from the United Kingdom.

    The increase in Other foreign cemetery sales was the result of strong sales in South America resulting from the maturing of the Company's operational, sales and marketing initiatives implemented at both comparable and acquired locations.

    Cemetery gross profit and margin percentage were as follows:


                                                                 Three months ended March 31,
                                                       2000     % of revenue     1999     % of revenue
                                                     ---------  ------------   ---------  ------------
North America ....................................   $  50,465         26.9%   $  69,330        31.1%
Europe  ..........................................       4,525         44.2%       4,157        42.2%
Other foreign ....................................       5,394         25.3%       4,313        22.8%
                                                     ---------    ---------    ---------   ---------
     Total cemetery gross profit and margin
       percentage ................................   $  60,384         27.6%   $  77,800        30.9%
                                                     =========    =========    =========   =========

    The decrease in North American cemetery gross profit and margin percentage was primarily the result of lower realized investment earnings which has a direct impact on gross profit and margin percentage. Further, the decrease in cemetery sales was greater than the corresponding decrease in cost of sales due to normal inflationary increases in the fixed cost component of the cemetery segment. These negative impacts to the gross profit and margin percentage were, however, partially offset by the positive reduction in selling costs and commissions in the first quarter of 2000 compared to the first quarter of 1999.

    The increase in European cemetery gross profit and margin percentage was primarily the result of increased revenue coupled with cost reduction strategies in the United Kingdom.

    The increase in Other foreign cemetery gross profit and margin percentage was primarily the result of initiatives implemented in South America.

FINANCIAL SERVICES

     Financial services revenues were as follows:


                                                   Three months ended March 31,
                                                                     % Increase
                                                  2000       1999   (% decrease)
                                                --------   -------- ------------
Insurance:
     North America ..........................   $ 81,531   $ 50,282     62.1 %
     France .................................     22,185     21,514      3.1 %
                                                --------   --------    -----
Total insurance .............................    103,716     71,796     44.5 %
Lending subsidiary ..........................      4,334      5,761    (24.8)%
                                                --------   --------   ------
     Total financial services revenues ......   $108,050   $ 77,557     39.3 %
                                                ========   ========   ======

     Financial services gross profit and margin percentage were as follows:


                                                                 Three months ended March 31,
                                                          2000   % of revenue    1999    % of revenue
                                                        -------  ------------  --------  ------------
Insurance:
     North America ...................................  $ 4,862       6.0%      $ 4,167       8.3%
     France ..........................................    3,973      17.9%        3,134      14.6%
                                                        -------   -------       -------   -------
Total insurance ......................................    8,835       8.5%        7,301      10.2%
Lending subsidiary ...................................      760      17.5%        2,750      47.7%
                                                        -------   -------       -------   -------
     Total gross profit and margin percentage ........  $ 9,595       8.9%      $10,051      13.0%
                                                        =======   =======       =======   =======


    The increase in North American insurance revenues is primarily due to the Company's initiative to fund prearranged funeral contracts, to the extent possible, through the Company's insurance operations. The decrease in gross profit and margin percentage is the result of increased costs related to this initiative which initially increases actuarially determined benefits and expenses more than revenues.

    As part of the cost rationalization programs initiated in 1999, the Company decided, except for existing commitments, to indefinitely suspend the operations of its lending subsidiary. The Company is in the process of selling a portion of the loan portfolio and has determined non-accrual status for loans totaling $61,315 with the intent of acquiring by deed in lieu of foreclosure the collateral underlying these loans. As a result, the revenues and gross profit were adversely affected in the first quarter of 2000 compared to the first quarter of 1999 by a decrease in the average outstanding loan portfolio ($187,789 versus $286,885) generating revenue and a decrease in the average interest rate spread (1.7% versus 2.9%) due to the non-accrual status of the loans discussed above.

OTHER INCOME AND EXPENSES

General and administrative expenses increased $403 to $20,113 compared to the first quarter of 1999. The increase was related to anticipated increases in information technology costs associated with moving the Company's North American proprietary point of sale system into production as well as the initial roll-out of Central Processing Centers in the Company's realigned operating clusters, offset by the reduction of administrative expenses principally resulting from the restructuring initiative begun in 1999. Expressed as a percentage of revenues, general and administrative expenses were 2.3% for the three months ended March 31, 2000, compared to 2.2% for the comparable period in 1999.

    Interest expense increased $12,101 or 21.1% to $69,549 in the first quarter of 2000 compared to the same period of 1999. The increased interest expense primarily reflects the higher financing costs associated with the downgrade of the Company's credit rating subsequent to the first quarter of 1999.

    Other income primarily consists of gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes.

    The provision for income taxes reflected a 36.5% effective tax rate for the three months ended March 31, 2000, compared to a 36.9% effective tax rate for the comparable period in 1999.

FINANCIAL CONDITION AND LIQUIDITY AT MARCH 31, 2000:

General

Historically, the Company had funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and commercial paper.

    During 1999, the Company's liquidity needs and capital funding requirements changed as the Company transitioned away from an acquisition company to an operating company focused on increasing cash flow, reducing overhead costs and paying down debt. The Company developed a series of cash flow initiatives in 1999 related to (i) ongoing operations of the Company, (ii) the sale of certain assets and non-core businesses and (iii) sources of cash flow from providing third party financing to consumers. These cash flow initiatives were developed in late 1999 and the implementation of these initiatives is expected to improve the Company's cash flow in 2000 and beyond.

    Cash flow initiatives related to the ongoing operations of the Company include: (i) suspension of the acquisition program; (ii) reduction of capital expenditures compared to historical levels, (iii) suspension of the quarterly cash dividend; (iv) more efficient retrieval of funds available from trusts utilized by the Company; and (v) realignment of preneed cemetery and prearranged funeral sales structures to become more cash flow positive. The Company believes that the above cash flow initiatives, coupled with other working capital initiatives, will produce Operating Free Cash Flow on an after tax basis in the range of $100,000 to $200,000 in 2000. The Company defines Operating Free Cash Flow as adjusted cash flow from operating activities, less capital expenditures, dividends paid, and the net effect of prearranged funeral production and maturities. Adjusted cash flow from operating activities includes cash flow provided by operating activities as reflected in the consolidated statement of cash flow adjusted for (i) cash flow provided by operating activities of the Company's insurance operations, (ii) cash payments associated with the Company's first and fourth quarter restructuring charges, and (iii) other proceeds or payments (included in cash flow provided by operating activities) which are of a non-recurring operational nature.

    The Company developed cash flow initiatives in 1999 to sell certain assets and non-core businesses that are either not meeting the Company's criteria for returns on invested capital or are more valuable to parties outside the Company. The Company expects after-tax proceeds of $200,000 to $300,000 from these sales of non-core financial or operational assets in 2000.

    The above cash flow initiatives developed in 1999 are expected to produce approximately $300,000 to $500,000 of funds in 2000 available for reducing debt on an after tax basis. This projection does not include net cash outflows in 2000 associated with the Company's 1999 restructuring charges (expected to be $75,000 for the year), nor does it consider the possible effect on cash flows associated with the development of a consumer financing program in North America for the Company's atneed funeral and cemetery and preneed cemetery client families, which could improve or generate cash flow for the Company and enhance the Company's ability to further pay down debt.

The Company's progress towards its 2000 cash flow benchmarks are calculated below:



                                                                Three Months Ended        Year 2000
                                                                  March 31, 2000          Benchmark
                                                                 -----------------   --------------------
Consolidated cash flow provided by operating activities ........    $ 129,228
Amount pertaining to insurance operations ......................      (48,963)
Payments on restructuring charges ..............................       16,149
Effect of swap agreement terminations ..........................       32,840
                                                                    ---------
       Adjusted cash flow from operating activities ............      129,254
Capital expenditures ...........................................      (20,574)
Dividends paid .................................................           --
Net effect of prearranged funeral production and maturities ....      (27,769)
                                                                    ---------
      Operating Free Cash Flow .................................       80,911         $100,000 to $200,000
Estimated after tax proceeds from sales of non-core assets .....       73,443         $200,000 to $300,000
                                                                    ---------         --------------------
Cash flow available ............................................    $ 154,354         $300,000 to $500,000
                                                                    =========         ====================


The Company's objective is to reduce total debt to a target level of between $3,600,000 and $3,800,000 by the end of 2000. At March 31, 2000 the Company had total debt of $3,938,136, compared to $4,060,016 at December 31, 1999. The largest component of this debt relates to the Company's primary revolving credit agreements. The Company's primary revolving credit agreements provide for borrowings up to $1,600,000 and consists of two 364-day facilities and a five-year, multi-currency facility due in 2002. One 364-day facility, which expires June 25, 2000, allows for borrowings up to $300,000 and contains provisions that permit the Company to convert the outstanding balance into a two-year term loan upon maturity. The second 364-day facility allows for borrowings up to $600,000 and expires November 1, 2000. The five-year facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies and expires June 27, 2002. These facilities have financial compliance provisions, as defined, including a maximum debt-to-capitalization ratio of 60%, a minimum EBITDA to interest expense ratio of 2.75, a minimum net worth requirement defined in the facility agreements, and limitations on cash distributions, subsidiary borrowings, liens and guarantees. Additionally, the revolving credit agreements contain provisions whereby in the event the Company is required to change accounting principles currently utilized, the Company has the option of (i) agreeing to an amendment to the credit agreements which shall have the same economic effect of the original financial compliance provisions after taking into account the required change in accounting principles or (ii) perform the calculations of the financial compliance provisions in accordance with accounting principles utilized before the required change. As of March 31, 2000 the Company is in compliance with the financial compliance provisions and has approximately $429,859 available under these three facilities.

    As of March 31, 2000, the Company had a total of $369,832 in current maturities of long-term debt. As mentioned above, the Company believes it will generate funds available for reducing debt on an after tax basis of $300,000 to $500,000, excluding the projected net cash outflow of $75,000 related to the Company's 1999 restructuring charges. Based on the funds available, coupled with banking relationships which the Company characterizes as positive, the Company believes it will meet all of its financial obligations and requirements in 2000.

SOURCES AND USES OF CASH

Cash flows from operating activities: Net cash provided by operating activities was $129,228 for the three months ended March 31, 2000, compared to $172,301 for the same period in 1999, a decrease of $43,073. Significant components of cash flow provided by operating activities for the three months ended March 31, 2000 included net income of $74,826 adjusted for the net effect of the interest rate component of the swap terminations totaling $32,840, and non-cash items such as $62,356 of depreciation and amortization, an increase in receivables of $33,418, and an increase in payables and other liabilities of $99,645. The Company's decision to terminate certain interest rate swaps and all cross-currency swaps generated cash proceeds of $110,658 and consists of three components (see note 6 to the consolidated financial statements in Item 1 of this Form 10-Q). The collection of accrued interest receivable of $21,849 offset by the interest rate losses of $54,689 have been classified as part of cash flows from operating activities, while the foreign exchange rate gains of $143,498 has been classified as part of cash flows from financing activities (see below). The receivables increase primarily results from sales of preneed cemetery products and services, which are usually financed on an installment basis in excess of twelve months, and undistributed cemetery trust fund income. In reference to the increase in receivables, the Company is in the process of developing a consumer finance program in North America for the Company's atneed funeral and cemetery and preneed cemetery client families, which could improve or generate cash flows for the Company. The payables and other liabilities increase is primarily due to the increase in income taxes payable and the actuarial increase in reserves and annuity benefits associated with the Company's insurance operations.

    Cash flows from investing activities: Net cash used in investing activities was $111,248 for the three months ended March 31, 2000, compared to $217,788 for the same period in 1999, a decrease in the use of cash of $106,540. Significant components of cash used in investing activities for the three months ended March 31, 2000 included $20,574 in capital expenditures, $27,769 related to the net effect of prearranged funeral production and maturities and approximately $60,953 of purchases in excess of sales of securities at the Company's insurance operations. The net effect of prearranged funeral production and maturities line item consists primarily of several items: (1) the effect of originating sales and maturities of trust funded prearranged funeral contacts, (2) the effect of net obtaining costs incurred pursuant to the sales of prearranged funeral contracts and (3) the distribution of excess trust funds. The increase relates to net obtaining costs incurred during the period of $19,147 and the higher increase in maturities over origination related to trust funded prearranged funeral sales. As the Company has shifted to funding prearranged contracts, to the extent possible, through its insurance operations, the initial positive cash flow effects of originating production using trusts (i.e. retainage) will continue to diminish.

    Cash flows from financing activities: Net cash provided by financing activities was $42,548 for the three months ended March 31, 2000, compared to cash used of $124,102 for the same period in 1999, a net improvement in cash of $166,650. The significant component of cash provided by financing activities for the three months ended March 31, 2000, was the net effect of the cross-currency component of the swap terminations totaling $143,498, partially offset by cash uses, primarily the $84,030 for the repurchase of certain bonds in the open market. The bonds had an aggregate face value of $94,400 and the repurchase resulted in an extraordinary gain on early extinguishment of debt.

    At March 31, 2000, the Company had a working capital deficit of $52,001 and a current ratio of 0.95:1, compared to a working capital deficit of $61,714 and a current ratio of 0.94:1 at December 31, 1999. The working capital deficits in both periods are primarily a result of the current liability related to the Company's 1999 restructuring charges as well as current maturities of long-term debt. Certain balances outstanding on the revolving credit facilities cannot be classified as long-term due to the Company's current lack of access to the capital markets.

    As of March 31, 2000, the Company's debt to capitalization ratio was 52.8% compared to 53.7% at December 31, 1999. The Company also had the ability to issue $900,000 in securities registered with the Commission under a shelf registration. Due to the Company's senior debt rating downgrade and current lack of access to the capital markets, it is unlikely the shelf registration will be utilized in the near future. In addition, 12,865 shares of common stock and a total of $187,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions. The Company has suspended its acquisition program and does not anticipate its acquisition shelf registration to be drawn upon in the near future.

PREARRANGED FUNERAL ACTIVITIES

The Company sells prearranged funeral contracts in most of its service markets, including its major foreign markets. The Company has a marketing program to sell price guaranteed prearranged funeral contracts at prices prevailing when the contracts are signed. Payments under these contracts are placed into trust funds or are used to pay premiums on life insurance or annuity contracts. Earnings on trust funds and increasing insurance benefits are accrued and deferred until funeral services are performed, at which time, all funds are recognized in funeral revenue. Direct costs incurred with a sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain general agency commissions earned by the Company for sales of insurance products.

    The total value of unperformed prearranged funeral contracts includes both trust funded and insurance funded contracts and represents the original contract value plus any accumulated trust fund earnings or increasing insurance benefits. The total value of unperformed prearranged funeral revenues expected to be recognized in future periods was $4,304,073 at March 31, 2000 and $4,287,452 at December 31, 1999. The slight increase in the value is attributable to an increase of 3.5% related to prearranged funeral contract sales and 1.2% related to accumulated trust fund earnings and increasing insurance benefits. Such increases are offset primarily by maturities, of approximately 2.3%, as well as unfavorable foreign currency fluctuations of 1.1%.

    The Company's investment program targets a real return in excess of the amount necessary to cover future increases in the cost of providing price guaranteed funeral services as well as any selling costs. This is accomplished by allocating the portfolio mix to investments that match the anticipated maturity of the contracts. The Company generally targets an allocation for prearranged funeral trusts of approximately 60% equity, 30% fixed income and 10% alternative investments.

    The sales of prearranged funeral contracts afford the Company the opportunity to protect both current market share as well as expand market share in certain markets. On a comparable basis, prearranged funeral services fulfilled as a percent of North American funerals performed was 28.4% and 26.9% for the three months ended March 31, 2000 and 1999, respectively, and is expected to increase over time.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 during the first quarter of the year ended December 31, 2001.

    In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the Company's second quarter of 2000. The Company, together with other members of the death care industry, are currently discussing the application of SAB No. 101 directly with the Commission. Final resolution of the discussions will not have an impact on the Company's consolidated cash flows or compliance with the Company's existing credit agreements, but may have a material impact on the Company's consolidated financial condition and on the manner in which the Company records preneed sales activities. The deferral of income, if any, that might occur as a result of finalizing the issues associated with SAB No. 101, will be recognized in the consolidated statement of income in future periods.

Cautionary Statement on Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe", "estimate", "project", "expect", "anticipate" or "predict", that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

    1) Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g. marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, particularly but not limited to, the Company's cemetery trust revenues and levels of interest expense.

    2) Changes in the Company's credit relationships impacting the availability of credit.

    3) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies.

    4) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.

    5) The Company's ability to sell preneed heritage cemetery property which is usually associated with new customers of the Company's cemeteries.

    6) The Company's ability to successfully integrate prior acquisitions into the Company's business and to realize expected cost savings in connection with such acquisitions.

    7) The Company's ability to successfully implement ongoing cost reduction initiatives, as well as changes in domestic and international economic, political and/or regulatory environments, which could negatively effect the implementation of the Company's cost reduction initiatives.

    8) The Company's ability to successfully realize the estimated savings associated with the Company's cost reduction initiatives announced in 1999.

    9) The Company's ability to successfully implement certain strategic revenue and marketing initiatives resulting in increased volume through its existing facilities.

    10) The Company's ability to successfully implement certain strategic cash flow initiatives, including but not limited to the sale of non-core assets, the previously announced funeral and cemetery consumer financing program, which could improve or generate cash flow for the Company and enhance the Company's ability to reduce debt.

    11) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended December 31, 1999. Except as noted below, there have been no material changes to the disclosure on this matter made in such Form 10-K.

    During the first quarter of 2000, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency interest rate swaps as mentioned in note six to the consolidated financial statements in Item 1 of this Form 10-Q, thereby removing the Company's hedges of foreign exchange rate exposure and changing the Company's diversification of floating interest rate exposure. As a result, 10% of the Company's total debt at March 31, 2000 was based in foreign markets versus 52% at December 31, 1999. Also at March 31, 2000, 18% of the Company's floating interest rate debt and 4% of the Company's fixed interest rate debt was based in foreign markets versus 28% and 67%, respectively, at December 31, 1999. Approximately 27% of the Company's total investment and 34% of its income from operations are denominated in foreign currencies at March 31, 2000 versus 32% at December 31, 1999 for both the Company's total investment and income from operations. Due to foreign local borrowings, approximately 22% of the Company's net assets and approximately 26% of the Company's income from operations are subject to translation risk at March 31, 2000 versus 13% and 16%, respectively, at December 31, 1999.

                        SERVICE CORPORATION INTERNATIONAL
                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Previously Reported Litigation. The following discussion describes certain litigation as of May 12, 2000, which was previously reported:

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

         The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of Company into Equity Corporation International (ECI); (ii) purchased shares of Company common stock in the open market during the period from July 17, 1998, through January 26, 1999 (the Class Period); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI that became options to purchase Company common stock pursuant to the merger; and (vi) held Company employee stock options to purchase Company common stock under a stock plan during the Class Period. Excluded from the foregoing categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period. Judge Hughes has certified the Consolidated Lawsuit as a class action. On May 10, 2000, Judge Hughes signed an order amending the class definition to include James P. Hunter, III as a class member. Mr. Hunter was Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company.

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

         Civil Action H-00-0250; Jack Treadwell v. Service Corporation International, et al; In the United States District Court for the Southern District of Texas, Houston Division (Treadwell Litigation). This securities fraud case has been brought by a Macon, Georgia man who sold his funeral home to the Company in June 1998. The factual allegations contained in Plaintiff's Complaint are taken verbatim from the Consolidated Lawsuit. This lawsuit names as defendants the Company and 16 of the Company's current and former officers and directors. A trial date has been set for October 2001.

         Cause No. 31,820-99-2; Charles Frederick v. Service Corp. International; In the ________ Judicial District Court of Angelina County, Texas (Fredrick Litigation). This additional securities fraud case has been brought against the Company by a former shareholder of ECI alleging causes of action exclusively under Texas statutory and common law. This case was recently remanded to state court by United States District Court Judge Howell Cobb of the Eastern District of Texas.

         Cause No. 32548-99-11, James P. Hunter, III et al v. Service Corporation International et al; In the __________________ Judicial District Court of Angelina County, Texas, on November 10, 1999, James
         P. Hunter, III and a related family trust filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (Hunter Litigation). The plaintiffs allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hunter Litigation denying the plaintiffs' allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Hunter Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made in a timely basis. The Company intends to aggressively defend this litigation.

         On May 10, 2000, Judge Hughes signed orders compelling the litigants in the Fredrick Litigation and the Hunter Litigation to pursue their claims exclusively in the class action case pending in his court. Additionally, Judge Hughes indicated from the bench that the Treadwell Litigation should be handled in a similar manner.

         A copy of the Plaintiff's Original Petition in the Hunter Litigation and the Defendants' original answer in that proceeding are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)    Exhibits

               12.1 Ratio of earnings to fixed charges for the three months ended March 31, 2000 and 1999.

               27.1   Financial data schedule.

               99.1 Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999.)

               99.2 Defendants' Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In Re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999.)

               99.3 Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999.)

               99.4 Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99- 280, In Re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999.)

               99.5 Defendants' Reply to Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999.)

               99.6 Plaintiff's Original Petition filed November 10, 1999 in Cause No. 32548-99-11, James P. Hunter, III and James P. Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers, LLP; in the __________ Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.5 to Form 10-Q for the fiscal quarter ended September 30, 1999.)

               99.7 Defendants' Original Answer in response to the Original Petition referred to in Exhibit 99.6. (Incorporated by reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 1999.)

           (b) Reports on Form 8-K

               There were no reports on Form 8-K during the quarter ended March 31, 2000.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                 SERVICE CORPORATION INTERNATIONAL

                                   By: /s/ Jeffrey E. Curtiss
                                      ----------------------------------------
                                      Jeffrey E. Curtiss
                                      Senior Vice President
                                      Chief Financial Officer
                                      (Principal Financial Officer)