Form 10-Q
period 2000-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2000-08-14
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

The number of shares outstanding of the registrant's common stock as of August 10, 2000 was 272,203,513 (excluding treasury shares).

                        SERVICE CORPORATION INTERNATIONAL



                                      INDEX

                                                                                                           Page
Part I.  Financial Information
    Item 1.  Financial Statements
         Consolidated Statement of Income -
            Three and Six Months Ended June 30, 2000 and 1999                                                    3

         Consolidated Balance Sheet -
            June 30, 2000 and December 31, 1999                                                                  4

         Consolidated Statement of Cash Flows -
            Six Months Ended June 30, 2000 and 1999                                                              5

         Consolidated Statement of Stockholders' Equity -
            Six Months Ended June 30, 2000                                                                       6

         Notes to Consolidated Financial Statements                                                         7 - 16

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         17 - 29

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    29 - 30


Part II. Other Information

    Item 1.  Legal Proceedings                                                                             30 - 31

    Item 4.  Submission of Matters to a Vote of Security Holders                                                31

    Item 6.  Exhibits and Reports on Form 8-K                                                                   32

    Signature                                                                                                   32

ITEM 1.  FINANCIAL STATEMENTS
                        SERVICE CORPORATION INTERNATIONAL
                        CONSOLIDATED STATEMENT OF INCOME

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
(In thousands, except share and per share amounts)                  2000           1999        2000          1999
---------------------------------------------------------------------------------------------------------------------
Revenues .....................................................  $   702,100   $   745,836   $ 1,467,850   $ 1,578,096
Costs and expenses ...........................................     (575,888)     (576,503)   (1,156,860)   (1,197,193)
                                                                -----------   -----------   -----------   -----------
Gross profit .................................................      126,212       169,333       310,990       380,903

General and administrative expenses ..........................      (19,733)      (16,807)      (39,847)      (36,517)
Restructuring and non-recurring charges ......................      (13,281)           --       (13,281)      (89,884)
                                                                -----------   -----------   -----------   -----------
Operating income from continuing operations ..................       93,198       152,526       257,862       254,502

Interest expense .............................................      (73,565)      (56,761)     (143,114)     (114,209)
Other income .................................................        7,727        12,780        11,242        27,368
                                                                -----------   -----------   -----------   -----------
                                                                    (65,838)      (43,981)     (131,872)      (86,841)
                                                                -----------   -----------   -----------   -----------
Income from continuing operations before income taxes
     and extraordinary gains .................................       27,360       108,545       125,990       167,661
Provision for income taxes ...................................       (9,567)      (38,622)      (45,109)      (60,131)
                                                                -----------   -----------   -----------   -----------
Net income from continuing operations before
     extraordinary gains .....................................       17,793        69,923        80,881       107,530
Income from discontinued operations before extraordinary gains
     (net of income taxes of $3,885, $4,162, $7,568 and
     $7,187, respectively)....................................        5,611         6,090        10,764        10,366
Extraordinary gains on early extinguishments of debt (net of income taxes of $8,845, $0, $12,630 and $1,071,
     respectively)............................................       15,388            --        21,973         1,885
                                                                -----------   -----------   -----------   -----------
Net income ...................................................  $    38,792   $    76,013   $   113,618   $   119,781
                                                                ===========   ===========   ===========   ===========

Earnings per share:
     Basic:
         Income from continuing operations before
            extraordinary gains ..............................  $       .07   $       .26   $       .30   $       .39
         Income from discontinued operations before
            extraordinary gains ..............................          .02           .02           .04           .04
         Extraordinary gains on early extinguishments of debt           .05            --           .08           .01
                                                                -----------   -----------   -----------   -----------
         Net income ..........................................  $       .14   $       .28   $       .42   $       .44
                                                                ===========   ===========   ===========   ===========
     Diluted:
         Income from continuing operations before
            extraordinary gains ..............................  $       .07   $       .26   $       .30   $       .39
         Income from discontinued operations before
            extraordinary gains ..............................          .02           .02           .04           .04
         Extraordinary gains on early extinguishments of debt           .05            --           .08           .01
                                                                -----------   -----------   -----------   -----------
         Net income ..........................................  $       .14   $       .28   $       .42   $       .44
                                                                ===========   ===========   ===========   ===========

Basic weighted average number of shares ......................      272,093       272,013       272,078       272,502
                                                                ===========   ===========   ===========   ===========
Diluted weighted average number of shares ....................      272,097       274,587       272,801       275,012
                                                                ===========   ===========   ===========   ===========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET


                                                                               June 30,       December 31,
(In thousands, except share amounts)                                             2000             1999
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents ..........................................    $     48,303     $     57,814
     Receivables, net of allowances .....................................         527,311          585,269
     Inventories ........................................................         191,595          190,343
     Net assets of discontinued operations ..............................         197,462          208,851
     Other ..............................................................          84,128          101,220
                                                                             ------------     ------------
       Total current assets .............................................       1,048,799        1,143,497
                                                                             ------------     ------------

Prearranged funeral contracts ...........................................       2,824,653        2,898,139
Long-term receivables, net of allowances ................................       1,585,773        1,532,225
Cemetery property, at cost ..............................................       2,162,228        2,182,410
Property, plant and equipment, at cost (net) ............................       1,818,903        1,879,979
Deferred charges and other assets .......................................         827,579          907,513
Names and reputations (net) .............................................       2,342,801        2,434,467
                                                                             ------------     ------------
                                                                             $ 12,610,736     $ 12,978,230
                                                                             ============     ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ...........................    $    510,179     $    576,751
     Current maturities of long-term debt ...............................         466,571          423,949
     Income taxes .......................................................         104,212           40,080
                                                                             ------------     ------------
       Total current liabilities ........................................       1,080,962        1,040,780
                                                                             ------------     ------------

Long-term debt ..........................................................       3,290,486        3,636,067
Deferred prearranged funeral contract revenues ..........................       3,194,423        3,186,081
Deferred income taxes ...................................................         819,766          864,780
Other liabilities .......................................................         725,744          755,249
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
       272,151,281 and 272,064,618, issued and outstanding
       (net of 2,705,840 and 2,792,503 treasury shares, at par) .........         272,151          272,064
     Capital in excess of par value .....................................       2,156,368        2,156,301
     Retained earnings ..................................................       1,240,516        1,126,898
     Accumulated other comprehensive loss ...............................        (169,680)         (59,990)
                                                                             ------------     ------------
          Total stockholders' equity ....................................       3,499,355        3,495,273
                                                                             ------------     ------------
                                                                             $ 12,610,736     $ 12,978,230
                                                                             ============     ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Six months ended
                                                                                              June 30,
(Dollars in thousands)                                                                  2000           1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income .......................................................................    $ 113,618     $ 119,781
Adjustments to reconcile net income to net cash provided by continuing operations:
     Net income from discontinued operations .....................................      (10,764)      (10,366)
     Depreciation and amortization ...............................................      123,009       122,040
     Provision for deferred income taxes .........................................       20,283        17,108
     Restructuring and non-recurring charges .....................................       13,281        89,884
     Payments on restructuring charges ...........................................      (36,242)      (29,574)
     Net effect of interest rate component of swap terminations ..................      (32,840)           --
     Extraordinary gains on early extinguishments of debt, net of income taxes ...      (21,973)       (1,885)
     Gains from dispositions (net) ...............................................       (5,625)      (20,150)
     Change in other assets and liabilities, net of effects from acquisitions:
       Increase in receivables ...................................................      (52,982)     (113,645)
       (Increase) decrease in other assets .......................................      (17,912)       18,689
       Decrease in payables and other liabilities ................................      (17,545)      (22,395)
       Other .....................................................................       (8,002)       11,140
                                                                                      ---------     ---------
   Net cash provided by continuing operations ....................................       66,306       180,627
   Net cash provided by discontinued operations ..................................       92,269        47,772
                                                                                      ---------     ---------
Net cash provided by operating activities ........................................      158,575       228,399
Cash flows from investing activities:
     Capital expenditures ........................................................      (39,502)     (113,836)
     Net effect of prearranged funeral production and maturities .................       36,480       (36,071)
     Proceeds from sales of property and equipment ...............................       28,302        39,071
     Acquisitions, net of cash acquired ..........................................          800       (66,026)
     Loans issued by lending subsidiary ..........................................       (3,083)      (41,674)
     Principal payments received on loans issued by lending subsidiary ...........       20,758        56,073
     Deposit of restricted funds .................................................      (27,550)           --
     Other .......................................................................         (298)      (19,440)
                                                                                      ---------     ---------
   Net cash provided by (used in) continuing operations ..........................       15,907      (181,903)
   Net cash used in discontinued operations ......................................      (82,022)     (118,251)
                                                                                      ---------     ---------
Net cash used in investing activities ............................................      (66,115)     (300,154)
Cash flows from financing activities:
     Net increase in borrowings under revolving credit agreements ................        4,571       504,238
     Payments of long-term debt ..................................................      (63,876)     (203,611)
     Early extinguishments of long-term debt .....................................     (194,097)     (365,936)
     Net effect of cross-currency component of swap terminations .................      143,498            --
     Repurchase of common stock ..................................................           --       (45,669)
     Dividends paid ..............................................................           --       (47,809)
     Bank overdrafts and other ...................................................        2,745        10,652
                                                                                      ---------     ---------
Net cash used in financing activities of continuing operations ...................     (107,159)     (148,135)
Effect of foreign currency .......................................................       (1,842)       (9,250)
                                                                                      ---------     ---------
Net decrease in cash and cash equivalents ........................................      (16,541)     (229,140)
Adjust for change in cash and cash equivalents used by discontinued operations ...        7,030        72,796
Cash and cash equivalents at beginning of period from continuing operations ......       57,814       269,143
                                                                                      ---------     ---------
Cash and cash equivalents of continuing operations at June 30, 2000 and 1999 .....    $  48,303     $ 112,799
                                                                                      =========     =========

(See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                           Accumulated
                                                             Capital in                       other
                                                Common         excess        Retained     comprehensive
(Dollars in thousands)                          stock       of par value     earnings         loss           Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  $  272,064     $2,156,301     $1,126,898     $  (59,990)     $3,495,273

Comprehensive income:
    Net income..............................                                   113,618                        113,618
Other comprehensive loss:
   Foreign currency translation.............                                                 (106,403)       (106,403)
   Unrealized loss on securities............                                                   (3,287)         (3,287)
                                                                                                           ----------
   Total other comprehensive loss...........                                                                 (109,690)
                                                                                                           ----------
    Comprehensive income....................                                                                    3,928
Common stock issued:
      Acquisitions..........................          61            186                                           247
      Stock grants..........................          33            100                                           133

Repurchase and acquisition of
       common stock.........................          (7)          (219)                                         (226)
                                              ----------     ----------     ----------     ----------      ----------
Balance at June 30, 2000 ...................  $  272,151     $2,156,368     $1,240,516     $ (169,680)     $3,499,355
                                              ==========     ==========     ==========     ==========      ==========


The Company's comprehensive income for the six months ended June 30, 1999, of $70,421 consisted of net income of $119,781, a foreign currency translation adjustment of $(22,049), and an unrealized loss on securities of $(27,311).

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (IN THOUSANDS, EXCEPT PER SHARE, RATIO AMOUNTS AND NUMBER OF LOCATIONS)

1.     NATURE OF OPERATIONS

Service Corporation International (the Company or SCI) is the largest provider of funeral and cemetery services in the world. At June 30, 2000, the Company operated 3,809 funeral service locations, 581 cemeteries and 201 crematoria located in 20 countries on five continents.
     The Company's funeral service locations and cemetery operations consist of funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots, and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries contain crematoria. The Company has approximately 197 combination facilities in which a funeral service location is contained within a cemetery.
     In July 2000, the Company entered into definitive agreements to sell its wholly-owned insurance operations, thereby discontinuing the operations of the Company's insurance segment (see note 10).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements for the three and six months ended June 30, 2000 and 1999 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended December 31, 1999, and should be read in conjunction therewith. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition or cash flows. The Company has reclassified certain amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements to reflect the effect of discontinued operations on all periods and segments presented.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and may effect the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

Recent Accounting Pronouncements: In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 on January 1, 2001.

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the Company's fourth quarter of 2000. The Company, together with other members of the death care industry, are currently discussing the implementation of SAB No. 101 directly with the staff of the Commission. Final resolution of the discussions will not have an impact on the Company's consolidated cash flows, or compliance with the Company's existing credit agreements, but will likely have a material impact on the Company's consolidated financial statements and on the manner in which the Company records preneed sales activities. The deferral of income that might occur as a result of implementing SAB No. 101, will be recognized in the consolidated statement of income in future periods.

3.     PREARRANGED FUNERAL ACTIVITIES

The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are placed into trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance or annuity contracts.

     Unperformed price guaranteed prearranged funeral contracts may be funded by insurance policies or annuities written currently by the Company's discontinued insurance operations, third party insurance companies or trust contracts. Contracts not funded through the Company's discontinued insurance operations are currently included in the consolidated balance sheet as prearranged funeral contracts. This balance represents amounts due from trust funds, customer receivables, or third party insurance companies. A corresponding credit is recorded to deferred prearranged funeral contract revenues. Funeral revenue is recognized on prearranged funeral contracts at the time the funeral services are performed. Trust earnings and increasing insurance benefits are accrued and deferred until the funeral services are performed, at which time the funds are also recognized in funeral revenues. Such amounts are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearranged funeral contracts are included in deferred charges and other assets in the consolidated balance sheet. These obtaining costs include sales commissions and certain other direct costs, which are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contracts.

     The total value of unperformed prearranged funeral contracts consists of two components: (i) contracts funded by trust or third party insurance companies, and (ii) contracts currently funded by the Company's discontinued insurance operations. The total value represents the original contract values plus any accumulated trust fund earnings or increasing insurance benefits. The value of unperformed prearranged funeral contracts to be funded by trust or third party insurance companies are included in deferred prearranged funeral contract revenues in the consolidated balance sheet. In accordance with generally accepted accounting principles for life insurance companies, the current value of the actuarially determined portion of the unperformed prearranged funeral contracts to be funded by the Company's discontinued insurance operations is recorded in reserves and annuity benefits - insurance operations as shown in note 10 to the consolidated financial statements. The remaining component of reserves and annuity benefits - insurance operations represents the actuarially determined amounts to be funded for non-SCI unperformed prearranged funeral contracts. The total value of all SCI unperformed prearranged funeral contracts is shown below on a proforma basis as if the contracts funded through the Company's discontinued insurance operations were valued at original contract values plus increasing insurance benefits.

                                                                                   June 30, 2000           December 31, 1999
                                                                                   -------------           -----------------
Deferred prearranged funeral contract revenues................................       $3,194,423                $3,186,081
SCI contracts funded by Company's discontinued insurance operations...........        1,209,613                 1,101,371
                                                                                     ----------                ----------
Total value of unperformed prearranged funeral contracts......................       $4,404,036                $4,287,452
                                                                                     ==========                ==========

     When the Company's insurance companies are disposed of, the total value of contracts to be funded by these discontinued insurance operations ($1,209,613 at June 30, 2000) will be recorded on the accompanying balance sheet consistent with contracts funded by third party insurance companies as discussed above.

4.     DEBT

Debt at June 30, 2000 and December 31, 1999 was as follows:

                                                                           June 30, 2000              December 31, 1999
                                                                           -------------              -----------------
Bank revolving credit agreements and commercial paper...................    $1,167,325                    $1,179,704
6.375% notes due 2000...................................................        70,710                       150,000
6.75% notes due 2001....................................................       123,000                       150,000
8.72% amortizing notes due 2002.........................................        55,862                        71,174
8.375% notes due 2004...................................................        51,840                        51,840
7.375% notes due 2004...................................................       250,000                       250,000
6.0% notes due 2005.....................................................       591,550                       600,000
7.2% notes due 2006.....................................................       150,000                       150,000
6.875% notes due 2007...................................................       150,000                       150,000
6.5% notes due 2008.....................................................       200,000                       200,000
7.7% notes due 2009.....................................................       200,000                       200,000
6.95% amortizing notes due 2010.........................................        50,908                        52,557
7.875% debentures due 2013..............................................        55,627                        55,627
7.0% notes due 2015 (putable 2002)......................................       186,040                       300,000
6.3% notes due 2020 (putable 2003)......................................       300,000                       300,000
Medium-term notes, maturities through 2019, fixed average interest
   rate of 9.32%........................................................        35,720                        35,720
Convertible debentures, maturities through 2008, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $11.25 to $50.00..........        49,213                        49,213
Mortgage notes and other debt, maturities through 2050..................        87,452                       136,368
Deferred loan costs.....................................................       (18,190)                      (22,187)
                                                                            ----------                    ----------
     Total debt.........................................................     3,757,057                     4,060,016
Less current maturities.................................................      (466,571)                     (423,949)
                                                                            ----------                    ----------
Total long-term debt....................................................    $3,290,486                    $3,636,067
                                                                            ==========                    ==========

     As of June 30, 2000, the Company's primary revolving credit agreements provided for borrowings up to $1,600,000 and consisted of three committed facilities - a short term facility, a 2-year term loan and a 5-year, multi-currency facility. These facilities are primarily used for general corporate purposes.

     The short term facility allows for borrowings up to $600,000 and expires October 30, 2000. A 5-year, multi-currency facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies and expires June 27, 2002. Finally, a third facility in the amount of $300,000 was converted into a 2-year term loan, in accordance with the terms of the agreement, and will mature June 25, 2002. The borrowings under these credit facilities generally have maturities ranging from 1 to 180 days.

     Interest rates for these facilities are based on various indices as determined by the Company. For each facility, a fee is paid quarterly on the total commitment amount ranging from 0.25% to 0.50% based on the Company's senior debt ratings. The facility fee was 0.50% at June 30, 2000 and 0.25% at December 31, 1999. Furthermore, these credit facilities have financial compliance provisions, as defined in the credit agreements filed as an exhibit to the Company's 1999 Form 10-K, including a maximum debt-to-capitalization ratio of 60%, a minimum EBITDA to interest expense ratio of 2.75, a minimum net worth requirement defined in the credit agreements, and limitations on cash distributions, subsidiary borrowings, liens and guarantees.

     At June 30, 2000, $1,167,325 was outstanding under the above facilities with a weighted average interest rate of 7.93% ($870,545 at December 31, 1999, with a weighted average interest rate of 6.97%). Approximately $270,326 of these borrowings was denominated in various foreign currencies under the 5-year facility at June 30, 2000 ($295,545 at December 31, 1999).

     The Company's commercial paper program is backed by the above facilities; however, the Company's downgraded credit ratings have rendered it unable to access the commercial paper market. At June 30, 2000, all previously issued commercial paper had matured. Commercial paper outstanding at December 31, 1999 was $309,159 with a weighted average interest rate of 6.58%.

     The Company has $27,550 deposited in restricted accounts as security for various credit instruments, which is included in the accompanying consolidated balance sheet as deferred charges and other assets at June 30, 2000. Approximately $14,106 was related to two embedded options associated with the Company's 6.30% notes due 2020 (putable 2003). The remaining $13,444 was used to secure various other obligations.

     During the six months ended June 30, 2000, the Company repurchased certain bonds in the open market with an aggregate face value of $228,700 as follows:
$79,290 of the 6.375% notes due 2000, $27,000 of the 6.75% notes due 2001,
$113,960 of the 7.00% notes due 2015, putable in 2002; and $8,450 of the 6.00%
notes due 2005. The repurchase resulted in extraordinary gains on early extinguishments of debt totaling $15,388 (net of tax of $8,845) and $21,973 (net of tax of $12,630) for the three and six months ended June 30, 2000, respectively.

5.     DERIVATIVES

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

     During the first quarter of 2000, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency interest rate swaps, thereby removing the Company's hedges of foreign exchange rate exposure. A total notional value of $2,860,327 was eliminated in this process. The net proceeds from these terminations and assignments totaled $110,658, which was primarily used to extinguish debt. These proceeds have been classified according to the following components: $21,849 was due to the Company as accrued interest receivable, $143,498 resulted from foreign exchange rate gains, and $54,689 resulted from interest rate losses. The amount associated with the foreign exchange rate gains reduced the corresponding amount due from counterparties recorded in deferred charges and other assets. The amount associated with the interest rate losses will be amortized into interest expense over the remaining term of the swap agreements and $6,751 has been amortized into interest expense through June 30, 2000.

     Excluding $166,020 of borrowings related to the Company's previous lending activities, the Company's debt outstanding at June 30, 2000 had a weighted average interest rate of 7.11% compared to a weighted average interest rate of 6.83% at December 31, 1999. After giving consideration to the Company's remaining interest rate swap agreements, the weighted average interest rate at June 30, 2000 was 7.10% compared to 6.41% at December 31, 1999. The financial instruments associated with the 7.10% weighted average interest rate at June 30, 2000 consisted of approximately 45% of fixed interest rate debt at a weighted average interest rate of 6.88% and approximately 55% of floating interest rate debt at a weighted average interest rate of 7.28%.

     The fair market value of the Company's remaining swap agreements at June 30, 2000 was a net liability of $11,192 (a net asset of $122,581 at December 31, 1999). This change was primarily due to the above-mentioned termination or assigning away of certain interest rate swaps and all cross-currency interest rate swaps during the first quarter of 2000. Fair values were obtained from the counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions.

6.     RATIO OF EARNINGS TO FIXED CHARGES

                                   Six months
                                 ended June 30,
                            2000             1999
                            ---------------------
                            1.76             2.23

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and extraordinary gains; (1) less undistributed income of equity investees which are less than 50% owned; (2) plus the minority interest of majority-owned subsidiaries with fixed charges; and (3) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, and one-third of rental expense which the Company considers representative of the interest factor in the rentals. The decrease in the Company's ratio of earnings to fixed charges is attributable to the increase in interest expense.

7.     SEGMENT REPORTING

Due to the Company's operations being product or service based and geographically based, the Company's primary reportable operating segments presented below are based on products or services and include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other foreign. The Company conducts funeral and cemetery operations in all geographical regions.

     The Company has excluded the effects of its discontinued insurance operations from all periods and segments. The Company's reportable segment information from continuing operations was as follows:

                                                                                                        Reportable
                                                                         Funeral         Cemetery        Segments
---------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
   Three months ended June 30,
     2000.................................................                $  461,338         $236,485     $  697,823
     1999.................................................                   483,178          257,168        740,346
   Six months ended June 30,
     2000.................................................                $1,003,903         $455,336     $1,459,239
     1999.................................................                 1,057,819          509,026      1,566,845
---------------------------------------------------------------------------------------------------------------------
Gross profit:
   Three months ended June 30,
     2000.................................................                $   57,930         $ 67,368     $  125,298
     1999.................................................                    82,775           84,021        166,796
   Six months ended June 30,
     2000.................................................                $  181,564         $127,752     $  309,316
     1999.................................................                   213,795          161,821        375,616
---------------------------------------------------------------------------------------------------------------------

The following table reconciles reportable segment gross profit to the Company's consolidated income from continuing operations before income taxes and extraordinary gains:

                                                            Three months ended       Six Months Ended
                                                                 June 30,               June 30,
                                                            2000          1999        2000         1999
----------------------------------------------------------------------------------------------------------
Gross profit from reportable segments .................   $ 125,298    $ 166,796    $ 309,316    $ 375,616
     Lending subsidiary income from operations.........         914        2,537        1,674        5,287
     General and administrative expenses ..............     (19,733)     (16,807)     (39,847)     (36,517)
     Restructuring and non-recurring charges
          (see note 9) ................................     (13,281)          --      (13,281)     (89,884)
                                                          ---------    ---------    ---------    ---------
Operating income from continuing operations ...........      93,198      152,526      257,862      254,502
     Interest expense .................................     (73,565)     (56,761)    (143,114)    (114,209)
     Other income .....................................       7,727       12,780       11,242       27,368
                                                          ---------    ---------    ---------    ---------
Income from continuing operations before income
     taxes and extraordinary gains ....................   $  27,360    $ 108,545    $ 125,990    $ 167,661
                                                          =========    =========    =========    =========

The Company's geographic segment information from continuing operations was as follows:

                                                                       North                        Other
                                                                      America        Europe        foreign      Total
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  Three months ended June 30,
     2000 ......................................................    $  484,987    $  170,444    $   46,669    $  702,100
     1999 ......................................................       514,193       189,127        42,516       745,836
  Six months ended June 30,
     2000 ......................................................    $  999,977    $  382,327    $   85,546    $1,467,850
     1999 ......................................................     1,076,229       424,923        76,944     1,578,096
------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations before restructuring and non-recurring charges (see note 9):
  Three months ended June 30,
     2000 ......................................................    $   89,944    $    3,745    $   12,790    $  106,479
     1999 ......................................................       121,528        18,863        12,135       152,526
  Six months ended June 30,
     2000 ......................................................    $  211,600    $   39,483    $   20,060    $  271,143
     1999 ......................................................       274,451        51,229        18,706       344,386
------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations:
  Three months ended June 30,
     2000 ......................................................    $   76,489    $    3,919    $   12,790    $   93,198
     1999 ......................................................       121,528        18,863        12,135       152,526
  Six months ended June 30,
     2000 ......................................................    $  198,145    $   39,657    $   20,060    $  257,862
     1999 ......................................................       221,386        17,200        15,916       254,502
------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization from continuing operations:
  Three months ended June 30,
     2000 ......................................................    $   44,492    $   14,281    $    3,684    $   62,457
     1999 ......................................................        39,071        22,957         4,262        66,290
  Six months ended June 30,
     2000 ......................................................    $   86,922    $   28,884    $    7,203    $  123,009
     1999 ......................................................        80,180        35,649         6,211       122,040
------------------------------------------------------------------------------------------------------------------------
Operating locations at June 30:
     2000 ......................................................         2,339         2,063           189         4,591
     1999 ......................................................         2,298         2,059           185         4,542

------------------------------------------------------------------------------------------------------------------------

Included in the North America figures above are the following United States amounts:

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                      2000          1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Revenues from external customers ..............................    $  464,011    $  495,125    $  956,140    $1,035,133
Operating income from continuing operations before
     restructuring and non-recurring charges ..................    $   86,026    $  118,360    $  201,934    $  264,725
Operating income from continuing operations ...................    $   72,571    $  118,360    $  188,479    $  212,617
Depreciation and amortization from continuing operations ......    $   42,581    $   37,599    $   83,089    $   75,863
Operating locations ...........................................            --            --         2,185         2,142
-----------------------------------------------------------------------------------------------------------------------

Included in the European figures above are the following French amounts:

                                                                     Three Months Ended         Six Months Ended
                                                                           June 30,                   June 30,
                                                                      2000         1999         2000          1999
--------------------------------------------------------------------------------------------------------------------
Revenues from external customers ..............................    $ 103,911     $ 116,994    $ 227,097    $ 264,058
Operating income (loss) from continuing operations before
     restructuring and non-recurring charges ..................    $    (934)    $  11,282    $  15,726    $  28,895
Operating income (loss) from continuing operations ............    $    (934)    $  11,282    $  15,726    $   8,028
Depreciation and amortization from continuing operations ......    $   5,761     $  14,977    $  11,080    $  20,009
Operating locations ...........................................           --            --        1,238        1,233
--------------------------------------------------------------------------------------------------------------------

8.     EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are presented below:

                                                                               Three months ended      Six months ended
                                                                                   June 30,                 June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                                2000       1999        2000        1999
-------------------------------------------------------------------------------------------------------------------------
Income (numerator):
     Income from continuing operations before
     extraordinary gains - basic ........................................    $ 17,793    $ 69,923    $ 80,881    $107,530
     After tax interest on convertible debentures .......................          --         195         190         327
                                                                             --------    --------    --------    --------
     Income from continuing operations before
     extraordinary gains - diluted ......................................    $ 17,793    $ 70,118    $ 81,071    $107,857
-------------------------------------------------------------------------------------------------------------------------
Shares (denominator):
     Shares - basic .....................................................     272,093     272,013     272,078     272,502
          Stock options and warrants ....................................           4       1,127          25       1,210
          Convertible debentures ........................................          --       1,447         698       1,300
                                                                             --------    --------    --------    --------
     Shares - diluted ...................................................     272,097     274,587     272,801     275,012
-------------------------------------------------------------------------------------------------------------------------
Earnings per share from continuing operations before extraordinary gains:
     Basic ..............................................................    $    .07    $    .26    $    .30    $    .39
     Diluted ............................................................    $    .07    $    .26    $    .30    $    .39
-------------------------------------------------------------------------------------------------------------------------

9.     RESTRUCTURING AND NON-RECURRING CHARGES

The Company recorded restructuring and nonrecurring charges in the first quarter (First Quarter Charge) and the fourth quarter (Fourth Quarter Charge) of 1999. In the second quarter of 2000, the Company made a change in estimate for certain items originally included in the Fourth Quarter Charge. These changes primarily related to increasing the provision for asset impairment by $22,250 to further write down to estimated fair value the loans made by the Company's lending subsidiary which are held for sale, offset by a reduction in the provision of $11,229 for funeral home and cemetery properties previously written down to their fair value, which are no longer being held for sale.

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

The utilization of the First Quarter Charge and the Fourth Quarter Charge was as follows:

                                                                                 Utilization for six
                                                                              Months ended June 30, 2000
                         Original          Balance at       Changes in        --------------------------         Balance at
                       Charge amount    December 31, 1999    Estimate           Cash            Non-cash        June 30, 2000
                       -------------    -----------------    --------         ---------         --------       --------------
First Quarter Charge...  $  89,884          $  25,245         $    --         $  (6,939)        $ (9,699)        $  8,607
Fourth Quarter Charge..    272,544            135,944          13,281           (29,303)         (16,389)         103,533
                         ---------          ---------         -------         ---------         --------         --------
      Total............  $ 362,428          $ 161,189         $13,281         $ (36,242)        $(26,088)        $112,140
                         =========          =========         =======         =========         ========         ========

     Of the remaining total restructuring accrual balance of $112,140, approximately $6,544 and $97,100 relate to severance costs for the First Quarter Charge and the Fourth Quarter Charge, respectively. Further of the $112,140, approximately $51,763 is included in accounts payable and accrued liabilities and $60,377 is included in other liabilities in the accompanying consolidated balance sheet.

10.     DISCONTINUED OPERATIONS

In July 2000, the Company reached definitive agreements to sell the net assets of its wholly owned insurance operations. The financial statements have been reclassified to reflect these operations as discontinued.

Summary operating results of discontinued operations:

                                                      Three months ended              Six months ended
                                                           June 30,                        June 30,
                                                      2000           1999             2000          1999
------------------------------------------------------------------------------------------------------------
Revenues ....................................      $  99,919       $  84,400       $ 203,636       $ 156,196
Cost and expenses ...........................        (90,423)        (74,148)       (185,304)       (138,643)
                                                   ---------       ---------       ---------       ---------
Operating income from discontinued
operations...................................          9,496          10,252          18,332          17,553
Provision for income taxes ..................         (3,885)         (4,162)         (7,568)         (7,187)
                                                   ---------       ---------       ---------       ---------
Income from discontinued operations .........      $   5,611       $   6,090       $  10,764       $  10,366
                                                   =========       =========       =========       =========

Net assets of discontinued operations:

                                                            June 30, 2000    December 31, 1999
-----------------------------------------------------------------------------------------------
Assets:
       Cash and cash equivalents ........................      $   23,377            $   30,407
       Receivables, net of allowances ...................          19,597                19,858
       Other current assets .............................          14,651                11,240
       Investments - insurance operations ...............       1,374,805             1,318,635
       Long-term receivables ............................          27,573                30,193
       Property, plant and equipment, at cost (net)......           2,309                 1,546
       Deferred charges and other assets ................         403,005               379,454
       Names and reputations (net) ......................          40,363                40,889
                                                               ----------            ----------
              Total assets ..............................      $1,905,680            $1,832,222
-----------------------------------------------------------------------------------------------
Liabilities:
       Accounts payable and accrued liabilities .........      $   25,964            $   13,096
       Income taxes payable .............................           3,892                 3,989
       Reserves and annuity benefits - insurance
         operations .....................................       1,381,067             1,313,328
       Deferred income taxes ............................           5,541                 8,243
       Other liabilities ................................         291,754               284,715
                                                               ----------            ----------
               Total liabilities ........................      $1,708,218            $1,623,371
-----------------------------------------------------------------------------------------------
Net assets of discontinued operations ...................      $  197,462            $  208,851
-----------------------------------------------------------------------------------------------

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT AVERAGE SALES PRICES, PER
               SHARE AMOUNTS, NUMBER OF FUNERAL SERVICES PERFORMED
                            AND NUMBER OF LOCATIONS)

OVERVIEW:

The Company is the largest provider of death care services in the world conducting funeral services and cemetery operations in 20 countries on five continents. The Company's largest markets are North America and France, which when combined, represent approximately 78% of the Company's total operating locations, and approximately 84% of the Company's total revenues.

     The funeral and cemetery operations are organized into a North American division covering the United States and Canada, a European division responsible for all operations in Europe, and the Company also has operations managed in the Pacific Rim and South America. The majority of these operations are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest of the operating expenses for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. In the first quarter of 2000, the Company initiated the implementation of Central Processing Centers throughout North America in order to further assist in the efficiencies of accounting and back-office functions. These Central Processing Centers will take further advantage of this clustering concept in order to reduce personnel costs.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has approximately 197 combination facilities in which a funeral service location is contained within a cemetery. The other services operations consist of the Company's lending subsidiary, which previously provided capital financing for independent funeral and cemetery operations.

     In August of 2000, the Company announced additional phases of the Company's current business strategy, which will redefine the Company's approach to a number of its existing business activities and improve financial stability for the Company's future.

Initial Phase

     The initial phase of the Company's strategic plan begun in early 1999 was designed to reduce overhead, increase cash flow and pay down debt. The reduction of overhead was initially addressed through a cost rationalization program, which restructured the Company's operating clusters into more efficient operating units and resulted in two separate restructuring charges recorded in 1999 totaling $362,400. The Company's initiative to increase cash flow included the suspension of the quarterly cash dividend, the suspension of the acquisition program, realignment of preneed cemetery and prearranged funeral sales commission structures, increased efforts to expedite the receipt of funds due to the Company from certain funeral and cemetery trusts and the sale of certain non-core assets and businesses.

     The Company has executed sales of certain non-core financial assets during 2000 and will continue the process of selling other non-core assets. The Company intends to complete the sale of certain loans of its lending subsidiary (included in other services operations) in 2000 and has signed definitive agreements to sell its wholly owned insurance operations, American Memorial Life Insurance Company (AMLIC) and Auxia, which are both expected to close by October 31, 2000, subject to customary regulatory and other closing conditions. As a result, these operations are reported as discontinued operations and the financial statements have been reclassified for all periods presented. The AMLIC and Auxia transactions are expected to produce approximately $230,000 of after tax proceeds to be used to reduce the Company's debt outstanding. These transactions align SCI with very strong partners: Fortis, Inc. with AMLIC, and Mederic Assurances of France and Zurich France with Auxia. The Company has entered into marketing agreements with these strategic partners, which will become effective upon closing of the AMLIC and Auxia transactions, and are related to future performance and projected to produce more free cash flow for the Company than if the insurance operations were owned by the Company. Under the performance based ten year marketing agreement in conjunction with the AMLIC transaction, and based on the

Company's sales forecasts, the net present value of future overrides associated with the AMLIC marketing agreement is expected to exceed $200,000. The marketing agreements with both the AMLIC and Auxia transactions are also expected to provide enhanced opportunities to sell prearranged funerals in the Company's worldwide funeral markets.

     The overhead reductions and cash flow enhancing initiatives associated with the initial phase of the Company's strategic plan were designed to pay down the Company's debt due in 2000. The initial phase of the Company's strategic plan has increased operating free cash flow and will allow the Company, coupled with the closing of the AMLIC and Auxia transactions and other non-core asset sales expected to close before the end of October 2000, to retire all of its debt maturing in 2000. The Company's total debt at June 30, 2000 was $3,757,057, which is before the receipt of estimated proceeds associated with the sale of AMLIC and Auxia, and down from a previous high balance of approximately $4,200,000 at September 30, 1999. The June 30, 2000 debt balance is already within the Company's initial year-end 2000 targeted range of $3,600,000 to $3,800,000.

Second Phase

     The second phase of the Company's strategic plan, which is presently being initiated, is to define the Company's operations by demographic, market and geographic segments and restructure these operations through alliances and joint ventures with strategic partners that the Company believes would add value to the businesses. Strategic partners could invest in and provide other benefits to the joint ventures, which would include funeral home and cemetery properties owned by or affiliated with the Company. Any investments made by strategic partners would be used by the Company to substantially reduce or eliminate amounts currently outstanding on its credit facilities due in 2002 or other indebtedness. Strategic partners could include companies or other groups that could offer unique competitive advantages not previously available to the Company, such as access to customer databases, marketing or telemarketing services and prearrangement financing. This strategic alliance and joint venture program is similar to the Company's ongoing affinity program, which aligns the core operations of the Company with third parties and could enhance future internal growth and incremental cash flows.

Third Phase

     The third phase of the Company's strategic plan continues the focus on internal growth within the Company's existing core businesses. Central to this strategy is the continued execution of agreements with affinity partners which provide exclusive, direct access by the Company to large groups of individuals who meet the Company's ideal customer profile. Existing affinity relationships include insurance companies, charitable organizations, corporations and social/fraternal groups internationally and within North America with whom the Company is currently in various stages of discussion, contract negotiations, market testing or program execution. Marketing to affinity group customers will be either through the Company's existing funeral and cemetery network, direct to consumer or through e-commerce marketing initiatives.

     The third phase also includes the continued development and implementation of the Dignity Memorial(TM) Plan funeral packages and the Dignity Memorial(TM) brand name. The Company plans to develop a seamless, global, brand recognized network of funeral service providers under the Dignity Memorial(TM) brand name to provide funeral products and services, which would be recognized and portable on a worldwide basis. The Dignity Memorial(TM) provider network will be developed through a program of offering non-SCI funeral homes, primarily in markets where the Company does not currently have coverage, the opportunity to participate in the network and have access to the Company's affinity partners, Dignity Memorial(TM) products and services, prearranged funeral funding sources, merchandising expertise and Internet capabilities.

     The Dignity Memorial(TM) provider network will have the advantage of being accessible to consumers through the Internet site DignityMemorial.com. When fully implemented, this Internet site will give consumers the ability to locate Dignity Memorial(TM) providers throughout a worldwide network and offer consumers high value consumer friendly packages of funeral products and services that will be portable throughout the network. Additionally, DignityMemorial.com will participate as the exclusive death care provider in a much broader Internet portal, Besthalf.com, which is also being developed by the Company and could be available as early as the fall of 2000, and would provide a comprehensive array of products and services targeting the global senior citizen market. This participating relationship would give the Dignity Memorial(TM) consumer access to a much larger and broader range of products and services on Besthalf.com through other participating companies and organizations. Other participants in Besthalf.com could include nursing homes, assisted living companies, rehabilitation hospitals, insurance companies, pharmaceutical companies and numerous other organizations marketing to the global senior citizen market.

Earnings Outlook for Remainder of 2000

     The Company had reported expectations of earnings per share for full-year 2000 in the range of $.65 to $.75 per diluted share and EBITDA of approximately $800,000, both before non-recurring items defined as extraordinary gains on early extinguishments of debt and restructuring and non-recurring charges. The most important factor in the determination of the Company's earnings is the number of deaths during a certain period in the Company's North America, European and other international funeral markets. Due to the high fixed cost structure inherent in the funeral industry, the number of funeral services performed can create large swings in the revenues, gross margin percentages and gross profits of the Company's funeral segment. Since the suspension of the Company's acquisition program in 1999, the Company's funeral segment revenues are almost entirely comprised of comparable funeral service locations, resulting in funeral segment gross profits affected primarily by market share and number of deaths in their respective markets. Primarily beginning in the third quarter of 1999, the Company has experienced the trend of fewer number of deaths in its worldwide funeral operating markets. Through June 2000, the Company believes the number of deaths in 2000 has decreased approximately 1.6% in North America and over 3.0% in Europe compared to the same period of 1999, respectively. The Company does not believe it will achieve its previously disclosed earnings guidance and with limited future visibility and insight into accurately predicting the number of deaths for the remainder of 2000, the Company is not comfortable disclosing revised earnings per share and EBITDA guidance for the full-year 2000 at this time. Furthermore, the Company believes if this negative trend in the number of deaths continues, the Company's underlying fixed cost structure and personnel needs would have to be adjusted accordingly.

RESULTS OF OPERATIONS:

The following is a discussion of the Company's results of operations for the three and six months ended June 30, 2000 and 1999.

                        THREE MONTHS ENDED JUNE 30, 2000
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

For the quarter ended June 30, 2000, the Company reported revenues from continuing operations of $702,100, representing a 5.9% decrease compared to $745,836 for the second quarter of 1999. Gross profit in the second quarter of 2000 decreased 25.5% to $126,212 compared to $169,333 in the same period of 1999, while the gross margin percentage decreased to 18.0% for the second quarter of 2000 compared to 22.7% in the same period of 1999. For the three months ended June 30, 2000 the Company reported earnings before non-recurring items (defined as extraordinary gains on early extinguishments of debt and restructuring and non-recurring charges) of $31,837, net income of $38,792, diluted earnings per share before non-recurring items of $.12 ($.12 basic) and diluted earnings per share of $.14 ($.14 basic). The Company reported net income of $76,013 and diluted earnings per share of $.28 ($.28 basic) for the second quarter of 1999.

     In the second quarter of 2000, the Company made changes in estimates of its fourth quarter 1999 restructuring charge, increasing the charge by $13,281. The Company also recorded gains from the early extinguishments of debt in the amount of $15,388, net of tax in the second quarter of 2000. No such charges or extraordinary gains were recorded in the second quarter of 1999.

     The Company has excluded the results of operations of its discontinued operations. Results for the Company's continuing operations by geographic segment were as follows:

                                                                      Three months ended June 30, 2000
                                     --------------------------------------------------------------------------------------------
                                      North        % of                     % of       Other        % of                   % of
                                     America      revenue     Europe       revenue    Foreign      revenue     Total      revenue
                                     --------------------------------------------------------------------------------------------
Revenues
     Funeral .....................   $279,090       57.5%     $162,649       95.4%   $ 19,599       42.0%   $461,338       65.7%
     Cemetery ....................    201,620       41.6%        7,795        4.6%     27,070       58.0%    236,485       33.7%
     Other Services ..............      4,277        0.9%           --         --          --         --       4,277        0.6%
                                     --------------------------------------------------------------------------------------------
                                     $484,987      100.0%     $170,444      100.0%   $ 46,669      100.0%   $702,100      100.0%
                                     ============================================================================================

Gross profit and margin percentage
     Funeral .....................   $ 52,474       18.8%     $  2,306        1.4%   $  3,150       16.1%   $ 57,930       12.6%
     Cemetery ....................     55,387       27.5%        2,341       30.0%      9,640       35.6%     67,368       28.5%
     Other Services ..............        914       21.4%           --         --          --         --         914       21.4%
                                     --------------------------------------------------------------------------------------------
                                     $108,775       22.4%     $  4,647        2.7%   $ 12,790       27.4%   $126,212       18.0%
                                     ============================================================================================


                                                                      Three months ended June 30, 1999
                                     --------------------------------------------------------------------------------------------
                                      North        % of                     % of       Other        % of                   % of
                                     America      revenue     Europe       revenue    Foreign      revenue     Total      revenue
                                     --------------------------------------------------------------------------------------------
Revenues
     Funeral .....................   $284,540       55.3%     $180,721       95.6%   $ 17,917       42.1%   $483,178       64.8%
     Cemetery ....................    224,163       43.6%        8,406        4.4%     24,599       57.9%    257,168       34.5%
     Other Services ..............      5,490        1.1%           --         --          --         --       5,490        0.7%
                                     --------------------------------------------------------------------------------------------
                                     $514,193      100.0%     $189,127      100.0%   $ 42,516      100.0%   $745,836      100.0%
                                     ============================================================================================

Gross profit and margin percentage
     Funeral .....................   $ 62,791       22.1%     $ 17,262        9.6%   $  2,722       15.2%   $ 82,775       17.1%
     Cemetery ....................     72,429       32.3%        2,179       25.9%      9,413       38.3%     84,021       32.7%
     Other Services ..............      2,537       46.2%           --         --          --         --       2,537       46.2%
                                     --------------------------------------------------------------------------------------------
                                     $137,757       26.8%     $ 19,441       10.3%   $ 12,135       28.5%   $169,333       22.7%
                                     ============================================================================================

FUNERAL

     The decrease in funeral segment revenues and gross profit and margin percentage in the second quarter of 2000 was primarily the result of decreases in the number of deaths and foreign currency translation. The number of deaths in the Company's funeral markets declined in 2000 compared to 1999 and, as a result, total funeral services performed by the Company's worldwide funeral service locations were 3.9% below total funeral services performed in the second quarter of 1999. Due to the high fixed cost structure inherent in the funeral industry, the number of funeral services performed can create significant swings in the results of operations during a reporting period. The negative effect of foreign currency translations was approximately $26,155 on funeral revenues and $1,334 on funeral gross profits, primarily related to the devaluing of the Euro relative to the U.S. dollar.

     North America funeral revenues and gross profit declined primarily as a result of a reduced number of deaths. In the second quarter of 2000, total volume declined approximately 1.6% compared to the second quarter of 1999. While the average revenue per funeral service increased 1.3% over the first quarter of 2000 to $3,871, compared to the second quarter of 1999, the average remained relatively unchanged. Of the total mix of funeral services performed in the second quarter of 2000, 27.8% were previously prearranged funeral contracts compared to 27.1% in the second quarter of 1999, while 36.8% of total funeral services performed in the second quarter of 2000 were cremation services compared to 33.5% for the same period of 1999. The average revenue per funeral service from prearranged funeral contracts becoming atneed increased 2.5% to $3,652 in the second quarter of 2000 compared to the same period in 1999. Of the total cremation cases in the second quarter of 2000, approximately 63% were cremations with memorialization services versus immediate cremation cases, while approximately 52% of the total cremation cases in the second quarter of 1999 were cremations with memorialization services. Cremations with memorialization services have a higher average revenue per case compared to immediate cremations. This change in the mix of cremations, as well as the increase in average revenue per funeral associated with prearranged funeral contracts becoming atneed, helped to offset decreases in the total average revenue per funeral caused by the general trend in the total sales mix from traditional funerals to cremations.

     While the decrease in European funeral revenue and gross profit is primarily due to the decrease in the number of deaths experienced across Europe coupled with a slight decrease in market share over this period, this decline was further emphasized by the weakening of the Euro relative to the U.S. dollar. European funeral services performed in the second quarter of 2000 declined 6.5% compared to the same period of 1999.

     Funeral revenues and gross profit increased in the second quarter of 2000 compared to the same period of 1999 for the Company's Other Foreign operations. The increase is the result of strong sales in the Company's South American operations. The gross profit and margin percentage has improved as a result of integrating acquisitions into the Company's existing structure. Revenue remained stable in all other jurisdictions as a result of increased averages in the price per funeral service.

CEMETERY

     Cemetery revenues declined 8.0% to $236,485 and cemetery gross profit declined 19.8% to $67,368 in the second quarter of 2000 compared to the second quarter of 1999. These decreases were primarily a result of anticipated decreases in realized investment earnings and capital gains related to cemetery trust funds and sales of excess undeveloped cemetery property. Realized investment earnings and capital gains for the second quarter of 2000 were $15,568 compared to $20,622 in the second quarter of 1999. Sales of excess undeveloped cemetery property had an impact of $4,363 on the gross profit in the second quarter of 2000 compared to $11,454 in the same quarter of 1999.

     The North America cemetery revenue and gross profit decrease from the second quarter of 1999 is primarily the result of the above mentioned factors coupled with lower atneed cemetery sales. The decline in the number of deaths in the second quarter of 2000 compared to the second quarter of 1999 had a similar negative impact on atneed cemetery sales as it did on atneed funeral sales.

     European cemetery revenue and gross profit also declined because of the decrease in atneed cemetery sales as a result of a lower number of deaths in the second quarter of 2000 compared to the second quarter of 1999, while Other Foreign revenue and gross profit increased as a result of strong preneed cemetery sales in Australia.

OTHER SERVICES

     As part of the cost rationalization programs initiated in 1999, the Company decided, except for existing commitments, to indefinitely suspend the operations of its lending subsidiary. The Company is in the process of selling a portion of the loan portfolio and has acquired by deed in lieu of foreclosure the collateral underlying loans previously on non-accrual status which were written down as part of the Loan Provision in the fourth quarter of 1999. As a result, the revenues and gross profit were adversely affected in the second quarter of 2000 compared to the second quarter of 1999. The average outstanding loan portfolio was $162,156 in the second quarter of 2000 compared to $271,659 in the same period of 1999 and the average interest rate spread was 2.8% and 2.5%, respectively, over the same periods.

RESTRUCTURING AND NON-RECURRING CHARGES

     In the second quarter of 2000, the Company made changes in estimates of certain items originally included in the Company's fourth quarter 1999 restructuring charge of $272,544, which resulted in an additional impairment provision of $13,281. The change in estimates primarily related to an increase in the provision for asset impairment of $22,250 associated with loans made by the Company's lending subsidiary, which are held for sale, offset by a reduction in the provision of $11,229 associated with funeral homes and cemetery properties previously written down and held for sale that are no longer being held for sale by the Company.

OTHER INCOME AND EXPENSES

     In the second quarter of 2000 general and administrative expenses increased $2,926 to $19,733 compared to the second quarter of 1999. The increase was related to anticipated increases in information technology costs associated with moving the Company's North American proprietary point of sale systems into production and reinforcing the Company's existing infrastructure. Expressed as a percentage of revenues, general and administrative expenses were 2.8% for the three months ended June 30, 2000, compared to 2.3% for the comparable period in 1999.

     Interest expense increased $16,804 or 29.6% to $73,565 in the second quarter of 2000 compared to the same period of 1999. The increased interest expense in the second quarter of 2000 primarily reflects the higher financing costs associated with the use of the Company's credit facilities rather than its commercial paper program and interest rate increases compared to the second quarter of 1999. In the second quarter of 2000, the average outstanding debt was $3,841,978 with an average interest rate of 7.66% compared to the average outstanding debt in the second quarter of 1999 of $4,137,253 with an average interest rate of 6.09%.

     Other income primarily consists of gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes.

     The provision for income taxes on continuing operations reflected a 35.0% effective tax rate for the three months ended June 30, 2000, compared to a 35.6% effective tax rate for the comparable period in 1999.

DISCONTINUED OPERATIONS

     In July 2000, the Company entered into definitive agreements to sell its wholly owned insurance operations in France and the United States, thereby discontinuing the operations of the Company's insurance segment. As such, the Company has reclassified the financial statements in accordance with accounting principles applicable to discontinued operations for all periods presented. The Company has entered into marketing agreements with the purchasers, which will become effective at the closing of the transactions, and are related to future performance and are expected to produce more free cash flow for the Company than if the insurance operations were owned by the Company. The marketing agreements with both the United States and French insurance companies are also expected to provide enhanced opportunities to sell prearranged funerals in the Company's worldwide funeral markets.

     Revenues from discontinued operations increased 18.4% to $99,919, while gross profit decreased 7.4% to $9,496 for the three months ended June 30, 2000. This increase in revenues is due to the initiative to fund prearranged funeral contracts, whenever possible, through the Company owned insurance operations. While having the effect of increasing revenues, this initiative also initially increases the actuarially determined benefits and expenses more than revenues, having the effect of reducing the gross margin percentage.

                         SIX MONTHS ENDED JUNE 30, 2000
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


                                                                      Six months ended June 30, 2000
                                        -----------------------------------------------------------------------------------------
                                           North      % of                   % of        Other      % of                   % of
                                          America    revenue     Europe     revenue     Foreign    revenue      Total     revenue
                                        ----------   -------   ----------   -------   ----------   -------   ----------   -------
Revenues
     Funeral ........................   $  602,449     60.2%   $  364,288     95.3%   $   37,166     43.4%   $1,003,903     68.4%
     Cemetery .......................      388,917     38.9%       18,039      4.7%       48,380     56.6%      455,336     31.0%
     Other Services .................        8,611      0.9%           --       --            --       --         8,611      0.6%
                                        ----------    -----    ----------    -----    ----------    -----    ----------    -----
                                        $  999,977    100.0%   $  382,327    100.0%   $   85,546    100.0%   $1,467,850    100.0%
                                        ==========    =====    ==========    =====    ==========    =====    ==========    =====

Gross profit and margin percentage
     Funeral ........................   $  142,194     23.6%   $   34,344      9.4%   $    5,026     13.5%   $  181,564     18.1%
     Cemetery .......................      105,852     27.2%        6,866     38.1%       15,034     31.1%      127,752     28.1%
     Other Services .................        1,674     19.4%           --       --            --       --         1,674     19.4%
                                        ----------    -----    ----------    -----    ----------    -----    ----------    -----
                                        $  249,720     25.0%   $   41,210     10.8%   $   20,060     23.4%   $  310,990     21.2%
                                        ==========    =====    ==========    =====    ==========    =====    ==========    =====



                                                                      Six months ended June 30, 1999
                                        -----------------------------------------------------------------------------------------
                                           North      % of                   % of        Other      % of                   % of
                                          America    revenue     Europe     revenue     Foreign    revenue     Total      revenue
                                        ----------   -------   ----------   -------   ----------   -------   ----------   -------

Revenues
     Funeral ........................   $  617,738     57.4%   $  406,664     95.7%   $   33,417     43.4%   $1,057,819     67.0%
     Cemetery .......................      447,240     41.6%       18,259      4.3%       43,527     56.6%      509,026     32.3%
     Other Services .................       11,251      1.0%           --       --            --       --        11,251      0.7%
                                        ----------    -----    ----------    -----    ----------    -----    ----------    -----
                                        $1,076,229    100.0%   $  424,923    100.0%   $   76,944    100.0%   $1,578,096    100.0%
                                        ==========    =====    ==========    =====    ==========    =====    ==========    =====

Gross profit and margin percentage
     Funeral ........................   $  160,169     25.9%   $   48,646     12.0%   $    4,980     14.9%   $  213,795     20.2%
     Cemetery .......................      141,759     31.7%        6,336     34.7%       13,726     31.5%      161,821     31.8%
     Other Services .................        5,287     47.0%           --       --            --       --         5,287     47.0%
                                        ----------    -----    ----------    -----    ----------    -----    ----------    -----
                                        $  307,215     28.5%   $   54,982     12.9%   $   18,706     24.3%   $  380,903     24.1%
                                        ==========    =====    ==========    =====    ==========    =====    ==========    =====


FUNERAL

      For the six months ended June 30, 2000, funeral revenues were $1,003,903 and gross profit was $181,564, a decrease of 5.1% and 15.1%, respectively, compared to the same period in 1999. The decrease in revenue is primarily attributed to a decrease in the number of deaths and the negative effect of foreign currency translation.

      The decrease in North America revenues of 2.5% to 602,449 was consistent with the second quarter of 2000 and is related to a decline in volume of 1.6% for the six months ended June 30, 2000. This decrease was partially anticipated due to strong funeral service volume experienced in the first quarter of 1999 and was further caused by a decline in the average revenue per funeral service to $3,845 in the first six months of 2000 from $3,881 in the first six months of 1999.

      The decrease in European funeral revenues is primarily due to the decrease in the number of deaths in 2000 compared to 1999. The number of European funeral services performed declined 3.4% in the six months ending June 30, 2000, with the majority of the shortfall occurring in the second quarter. Further, the negative effect of foreign currency translation impacted revenue by approximately $50,377 and gross profit by $5,428. This negative effect is the result of the Euro weakening relative to the U.S. dollar throughout 2000.

      The increase in Other Foreign revenues and gross profit is the result of an increase in funeral services performed of 1.9% to 14,872 in 2000 in conjunction with growth in South America.

CEMETERY

      Cemetery revenues declined 10.5% to $455,336 while cemetery gross profit decreased 21.1% to $127,752 in the first six months of 2000 compared to 1999. The decrease in cemetery revenues and gross profit during this period is related to (a) lower total North America preneed cemetery sales due to changes in the cemetery sales compensation plans, (b) lower atneed volume due to lower death rates, (c) anticipated decreases in realized investment earnings and capital gains related to cemetery trust funds, and (d) anticipated fewer sales of excess undeveloped cemetery property.

         The majority of cemetery results is related to North America cemetery revenues and gross profit, which decreased 13.0% to $388,917 and 25.3% to $105,852, respectively. The lower preneed sales were the combined result of the initial negative impact from changes in cemetery compensation plans and the expected decline from strong sales in the first quarter of 1999. The Company has changed cemetery compensation plans to align its sales management compensation with gross profits of the cemetery sales instead of being only revenue based. Lower atneed volume is impacted by the decline in the number of deaths as experienced in the funeral segment, which also contributes to lower preneed sales. Cemetery trust income from realized investment earnings and capital gains was $28,116 in the first six months of 2000 compared to $38,824 in the same period of 1999. These earnings have a direct impact on the gross profit associated with the cemetery segment. Sales of excess undeveloped cemetery property had an impact of $4,411 on gross profit in the first six months of 2000 compared to $13,657 in the same period of 1999.

     Other Foreign revenue and gross profit increases relate to strong sales in South America resulting from the maturing of the Company's operational, sales and marketing initiatives implemented, as well as strong preneed sales in Australia.

OTHER SERVICES

      Revenue and gross profit for the Company's other services has declined due to the decision to indefinitely suspend the operations of its lending subsidiary. The Company is in the process of selling a portion of the loan portfolio and has acquired by deed in lieu of foreclosure the collateral underlying non-accrual loans previously written down in the Loan Provision taken in the fourth quarter of 1999. The average outstanding loan portfolio in the first six months of 2000 was $174,973 compared to $279,272 in the same period of 1999 and the average interest rate spread was 2.2% and 2.7%, respectively, over the same periods.

OTHER INCOME AND EXPENSES

      General and administrative expenses increased $3,330 to $39,847 in the six months ended June 30, 2000, compared to the same period in 1999. The increase primarily relates to increased information technology and infrastructure costs associated with moving the Company's North America proprietary point of sale systems into production, as well as the initial roll-out of Central Processing Centers in the Company's realigned operating clusters. Expressed as a percentage of revenues, general and administrative expenses were 2.7% in the first six months of 2000 compared to 2.3% for the same period in 1999.

      Interest expense increased $28,905 or 25.3% to $143,114 in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increased interest expense for the six months ended June 30, 2000 reflects the higher financing costs associated with the use of the Company's credit facilities rather than its commercial paper program and interest rate increases compared to the six months ended June 30, 1999. For the six months ended June 30 2000, the average outstanding debt was $3,903,298 with an average interest rate of 7.31% compared to the average outstanding debt for the six months ended June 30, 1999 of $4,125,169 with an average interest rate of 5.48%.

      Other income primarily consists of gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes.

      The provision for income taxes reflected a 35.8% effective tax rate for the six months ended June 30, 2000 compared to a 35.9% effective rate for the comparable period in 1999.

DISCONTINUED OPERATIONS

      During July 2000, the Company entered into definitive agreements to sell its wholly-owned insurance operations in France and the United States, thereby discontinuing the operations of the Company's insurance segment. As such, the Company has reclassified the financial statements in accordance with accounting principles applicable to discontinued operations for all periods presented. The Company has entered into marketing agreements with the purchasers, which will become effective at the closing of the transactions, and are related to future performance and are expected to produce more free cash flow for the Company than if the insurance operations were owned by the Company. The marketing agreements with both the United States and French insurance companies are also expected to provide enhanced opportunities to sell prearranged funerals in the Company's worldwide funeral markets.

     Revenues from discontinued operations increased 30.4% to $203,636 and gross profit increased 4.4% to $18,332 for the six months ended June 30, 2000. This increase in revenues is due to the initiative to fund prearranged funeral contracts, whenever possible, through the Company owned insurance operations. While having the effect of increasing revenues, this initiative also initially increases the actuarially determined benefits and expenses more than revenues, having the effect of reducing the gross margin percentage.

FINANCIAL CONDITION AND LIQUIDITY AT JUNE 30, 2000

GENERAL

Historically, the Company had funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program has historically been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and commercial paper.

      The Company's liquidity needs and capital funding requirements have changed as the Company has transitioned away from an acquisition company to an operating company focusing on increasing cash flow, reducing overhead costs and paying down debt. The Company has developed a series of cash flow initiatives related to (i) ongoing operations of the Company, (ii) the sale of certain assets and non-core businesses and (iii) sources of cash flow from providing third party financing to consumers. The implementation of these initiatives is expected to improve the Company's cash flow in 2000 and beyond.

      Cash flow initiatives related to the ongoing operations of the Company include: (i) suspension of the acquisition program; (ii) reduction of capital expenditures compared to historical levels; (iii) suspension of the quarterly cash dividend; (iv) more efficient retrieval of funds available from trusts utilized by the Company; and (v) realignment of preneed cemetery and prearranged funeral sales structures to become more cash flow positive. The Company had believed the above cash flow initiatives, coupled with other working capital initiatives, would produce Operating Free Cash Flow on an after tax basis in the range of $100,000 to $200,000 in 2000. For the six months ended June 30, 2000, the Company has reported Operating Free Cash Flow of $131,350, already within the expected year-end 2000 range. Included in the $131,350 of Operating Free Cash Flow, is approximately $81,500 of non-recurring funds received as a result of the Company's initiative to expedite the receipt of funds due to the Company from certain funeral and cemetery trusts. Based upon these funds already received by the Company, additional funds expected during 2000 from certain funeral and cemetery trusts, efforts associated with the bonding of certain funeral and cemetery trusts in various states and normal recurring cash flow from operating businesses, the Company now expects operating free cash flow to be in the range of $100,000 to $250,000 by the end of 2000. The Company defines Operating Free Cash Flow as adjusted cash flow from operating activities, less capital expenditures, dividends paid, and the net effect of prearranged funeral production and maturities. Adjusted cash flow from operating activities includes cash flow provided by operating activities as reflected in the consolidated statement of cash flow adjusted for (i) cash flow provided by operating activities of the Company's discontinued insurance operations, (ii) cash payments associated with the Company's first and fourth quarter restructuring charges, and (iii) other proceeds or payments (included in cash flow provided by operating activities) which are of a non-recurring operational nature.

      The Company also developed cash flow initiatives to sell certain assets and non-core businesses that are either not meeting the Company's criteria for returns on invested capital or are more strategically valuable to parties outside the Company. The Company had expected after tax proceeds of $200,000 to $300,000 from these sales of non-core financial or operational assets in 2000. Due to the definitive agreements signed by the Company to sell the Company's wholly owned insurance companies, the sale of certain financial assets already completed in 2000, the anticipated sales of certain loans of the Company's lending subsidiary and other non-core assets; the Company now expects after tax proceeds from the sales of non-core financial or operational assets of $200,000 to $500,000 by the end of 2000.

      The above cash flow initiatives are expected to produce approximately $300,000 to $750,000 of funds in 2000 available for reducing debt on an after tax basis. This projection does not include net cash outflows in 2000 associated with the Company's 1999 restructuring charges (expected to be $75,000 for the year), nor does it consider the possible effect on cash flows associated with the development of a consumer financing program in North America for the Company's atneed funeral and cemetery and preneed cemetery client families, which could improve or generate cash flow for the Company and enhance the Company's ability to further pay down debt.

The Company's year-to-date progress towards its 2000 cash flow benchmarks is calculated below:


                                                                      Six months ended        Revised Year 2000
                                                                        June 30, 2000            Benchmarks
                                                                      ----------------      --------------------
Consolidated cash flow provided by operating activities .........        $  158,575
Amount pertaining to discontinued insurance operations ..........           (92,269)
Payments on restructuring charges ...............................            36,242
Effect of swap agreement terminations ...........................            32,840
                                                                         ----------
       Adjusted cash flow from operating activities .............           135,388
Capital expenditures ............................................           (40,518)
Dividends paid ..................................................                --
Net effect of prearranged funeral production and maturities .....            36,480
                                                                         ----------
      Operating Free Cash Flow ..................................           131,350         $100,000 to $250,000
Estimated after tax proceeds from sales of non-core assets ......           109,715         $200,000 to $500,000
                                                                         ----------         --------------------
Cash flow available .............................................        $  241,065         $300,000 to $750,000
                                                                         ==========         ====================


      The Company's original objective was to reduce total debt to a target level of between $3,600,000 and $3,800,000 by the end of 2000. At June 30, 2000 the Company had met those targets with total debt outstanding of $3,757,057, compared to $4,060,016 at December 31, 1999. The Company has revised it targets and now expects total debt to be in the range of $3,300,000 to $3,600,000 by the end of 2000.

      The largest component of this debt relates to the Company's primary revolving credit agreements consisting of three credit facilities that provide for borrowings up to $1,600,000. First, a short term facility allows for borrowings up to $600,000 and expires October 30, 2000. Next, a five-year, multi-currency facility allows for borrowings up to $700,000 including $500,000 in various foreign currencies and expires June 27, 2002. Finally, a third facility in the amount of $300,000 was converted into a two-year term loan, in accordance with the terms of the agreement, and will mature June 25, 2002. These facilities have financial compliance provisions, as defined in the credit agreements and filed as an exhibit to the Company's 1999 Form 10-K, including a maximum debt-to-capitalization ratio of 60%, a minimum EBITDA to interest expense ratio of 2.75, a minimum net worth requirement defined in the credit agreements, and limitations on cash distributions, subsidiary borrowings, liens and guarantees. Additionally, the credit agreements contain provisions whereby in the event the Company is required to change accounting principles currently utilized, the Company has the option of (i) agreeing to an amendment to the credit agreements which shall have the same economic effect of the original financial compliance provisions after taking into account the required change in accounting principles or (ii) perform the calculations of the financial compliance provisions in accordance with accounting principles utilized before the required change. As of

June 30, 2000 the Company is in compliance with the financial compliance provisions and has approximately $432,675 available under these three facilities. The Company further expects to be in compliance with these provisions through 2000.

      As of June 30, 2000, the Company had a total of $466,571 in current maturities of long-term debt. As mentioned above, the Company believes it will generate funds available for reducing debt on an after tax basis of $300,000 to $750,000, excluding the projected net cash outflow of $75,000 related to the Company's 1999 restructuring charges. Based on these expected funds available, the Company believes it will meet all of its financial obligations and requirements in 2000. Additionally, negotiations are currently underway with various financial institutions for a new secured credit facility.

SOURCES AND USES OF CASH

Cash flows from operating activities: Net cash provided by operating activities of continuing operations was $66,306 for the six months ended June 30, 2000, compared to $180,627 for the same period in 1999, a decrease of $114,321. Significant components of cash flow provided by operating activities for the six months ended June 30, 2000 included net income of $113,618 adjusted for net income from discontinued operations of $10,764, the net effect of the interest rate component of the swap terminations totaling $32,840, depreciation and amortization of $123,009, an increase in receivables of $52,982, and cash paid related to restructuring charges of $36,242. The Company's decision to terminate certain interest rate swaps and all cross-currency swaps generated cash proceeds of $110,658 and consists of three components (see note 5 to the consolidated financial statements in Item 1 of this Form 10-Q). The collection of accrued interest receivable of $21,849 offset by the interest rate losses of $54,689 have been classified as part of cash flows from operating activities, while the foreign exchange rate gains of $143,498 have been classified as part of cash flows from financing activities (see below). The receivables increase primarily results from sales of preneed cemetery products and services, which are usually financed on an installment basis in excess of twelve months, and undistributed cemetery trust fund income. In reference to the increase in receivables, the Company is in the process of developing a consumer finance program in North America for the Company's atneed funeral and cemetery and preneed cemetery client families, which could improve or generate cash flows for the Company.

      Cash flows from investing activities: Net cash provided by investing activities of continuing operations was $15,907 for the six months ended June 30, 2000, compared to a use of cash of $181,903 for the same period in 1999, an increase of cash of $197,810. Significant components of cash provided by investing activities for the six months ended June 30, 2000 included $36,480 net cash provided from the net effect of prearranged funeral production and maturities and approximately $28,302 of proceeds from the sale of excess property and equipment, offset by $39,502 in capital expenditures. The net effect of prearranged funeral production and maturities line item consists primarily of several items: (1) the effect of originating sales and maturities of trust funded prearranged funeral contacts, (2) the effect of net obtaining costs incurred pursuant to the sales of prearranged funeral contracts and (3) the receipt of funds due to the Company from certain funeral trusts. The increase in the net effect of prearranged funeral production and maturities line item relates to the distribution of excess trust funds of approximately $66,000 offset by net obtaining costs incurred during the period of $38,908 and the higher increase in maturities over origination related to trust funded prearranged funeral sales.

      Cash flows from financing activities: Net cash used in financing activities of continuing operations was $107,159 for the six months ended June 30, 2000, compared to $148,135 for the same period in 1999, a net improvement in cash of $40,976. The significant component of cash used in financing activities for the six months ended June 30, 2000 was the $194,097 for the repurchase of certain bonds in the open market offset by cash provided by the net effect of the cross-currency component of the swap terminations totaling $143,498. The bonds had an aggregate face value of $228,700 and the repurchase resulted in an extraordinary gain on early extinguishment of debt.

      Adjusted for discontinued operations at June 30, 2000, the Company had a working capital deficit of $32,163 and a current ratio of 0.97:1, compared to net working capital of $102,717 and a current ratio of 1.10:1 at December 31, 1999. The net working capital deficit in 2000 is primarily a result of the current liability related to the Company's 1999 restructuring charges as well as current maturities of long-term debt. Certain balances outstanding on the revolving credit facilities are classified as current maturities. The Company intends to pay off these current maturities from asset sales proceeds, operating free cash flow or by arranging a secured credit facility.

      As of June 30, 2000, the Company's debt to capitalization ratio was 51.8% compared to 53.7% at December 31, 1999. The Company also had the ability to issue $900,000 in securities registered with the Commission under a shelf registration. Due to the Company's senior debt rating downgrade and current lack of access to the capital markets, it is unlikely the shelf registration will be utilized in the near future. In addition, 12,804 shares of common stock and a total of $187,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions. The Company has suspended its acquisition program and does not anticipate its acquisition shelf registration to be drawn upon in the near future.

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

      The total value of unperformed prearranged funeral contracts includes both trust funded and insurance funded contracts and represents the original contract value plus any accumulated trust fund earnings or increasing insurance benefits. The total value of unperformed prearranged funeral revenues expected to be recognized in future periods was $4,404,036 at June 30, 2000 and $4,287,452 at December 31, 1999. The increase in the value is attributable to an increase of 6.9% related to prearranged funeral contract sales and 2.1% related to accumulated trust fund earnings and increasing insurance benefits. Such increases are offset primarily by maturities, of approximately 4.3%, as well as unfavorable foreign currency fluctuations of 1.4%.

      The Company's investment program targets a real return in excess of the amount necessary to cover future increases in the cost of providing price guaranteed funeral services as well as any selling costs. This is accomplished by allocating the portfolio mix to investments that match the anticipated maturity of the contracts.

      The sales of prearranged funeral contracts afford the Company the opportunity to protect both current market share as well as expand market share in certain markets. On a comparable basis, prearranged funeral services fulfilled as a percent of North American funerals performed was 28.2% and 27.5% for the six months ended June 30, 2000 and 1999, respectively, and is expected to increase over time.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 on January 1, 2001.

      In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the Company's fourth quarter of 2000. The Company, together with other members of the death care industry, are currently discussing the implementation of SAB No. 101 directly with the Commission. Final resolution of the discussions will not have an impact on the Company's consolidated cash flows or compliance with the Company's existing credit agreements, but will likely have a material impact on the Company's consolidated financial statements and on the manner in which the Company records preneed sales activities. The deferral of income that might occur as a result of implementing SAB No. 101 will be recognized in the consolidated statement of income in future periods.

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

1) Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g. marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, particularly but not limited to, levels of interest expense and negative currency translation effects.

2)   Changes in credit relationships impacting the availability of credit.

3) The Company's ability to successfully implement and complete all three phases of its strategic plan as defined in this Form 10-Q, including the interest of third parties to enter into and consummate alliances and joint ventures with the Company, and the successful implementation of its Internet initiatives.

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

9) The Company's ability to successfully implement certain strategic cash flow initiatives, including but not limited to the sale of non-core assets and the previously announced funeral and cemetery consumer financing program, which could improve or generate cash flow for the Company and enhance the Company's ability to reduce debt.

10) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies.

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

      During the first quarter of 2000, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency interest rate swaps as mentioned in note five to the consolidated financial statements in Item 1 of this Form 10-Q, thereby removing the Company's hedges of foreign exchange rate exposure and changing the Company's diversification of floating interest rate exposure. As a result, 9% of the Company's total debt at June 30, 2000 was based in foreign markets versus 52% at December 31, 1999. Also at June 30, 2000, 14% of the Company's floating interest rate debt and 4% of the Company's fixed interest rate debt was based in foreign markets versus 28% and 67%, respectively, at December 31, 1999. Approximately 26% of the Company's total investment and 32% of its income from operations are denominated in foreign currencies at June 30, 2000, versus 32% at December 31, 1999, for both the Company's total investment and income from operations. Due to foreign local borrowings, approximately 22% of the Company's net assets and approximately 24% of the Company's income from operations are subject to translation risk at June 30, 2000 versus 13% and 16%, respectively, at December 31, 1999.


                        SERVICE CORPORATION INTERNATIONAL
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Previously Reported Litigation. The following discussion describes certain litigation as of August 11, 2000, which was previously reported:

          Civil Action H-99-0280; In Re Service Corporation International; In the United States District Court for the Southern District of Texas, Houston Division (the Consolidated Lawsuit). The Consolidated Lawsuit is pending before Judge Lynn N. Hughes and includes 21 class action lawsuits that were filed in the United States District Court for the Southern District of Texas, two class action lawsuits that were originally brought in the United States District Court for the Eastern District of Texas, the Treadwell Litigation , the Fredrick Litigation and the Hunter Litigation described below. The Consolidated Lawsuit names as defendants the Company and three of the Company's current or former executive officers or directors: Robert L. Waltrip, L. William Heiligbrodt and George R. Champagne (the Individual Defendants). The plaintiffs have filed a Consolidated Class Action Complaint in the Consolidated Lawsuit alleging that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Consolidated Lawsuit do not provide a basis for the recovery of damages because the Company has made all required disclosures on a timely basis. The Company and the Individual Defendants have filed an Answer to the Consolidated Class Action Complaint, and the Company intends to aggressively defend this lawsuit.

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

          In May 2000, Judge Hughes signed orders compelling the litigants in the Fredrick Litigation, Hunter Litigation and Treadwell Litigation to pursue their claims exclusively in the class action case pending in his court. The plaintiffs in the Hunter Litigation have appealed Judge Hughes' order to the Fifth Circuit Court of Appeals. The appeal will be heard on an expedited basis on September 6, 2000.

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

          Cause No. 31,820-99-2; Charles Fredrick v. Service Corp. International; In the ________ Judicial District Court of Angelina County, Texas (Fredrick Litigation). This additional securities fraud case has been brought against the Company by a former shareholder of ECI alleging causes of action exclusively under Texas statutory and common law.

          Cause No. 32548-99-11, James P. Hunter, III et al v. Service Corporation International et al; In the __________________ Judicial District Court of Angelina County, Texas. On November 10, 1999, James
          P. Hunter, III and a related family trust filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (Hunter Litigation). The plaintiffs allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hunter Litigation denying the plaintiffs' allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Hunter Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made in a timely basis. The Company intends to aggressively defend this litigation.

          A copy of the Plaintiff's Original Petition in the Hunter Litigation and the Defendants' original answer in that proceeding are filed as exhibits to this Quarterly Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 11, 2000, the Company held is annual meeting of shareholders and the shareholders elected five directors. The shares voting on the director nominees were cast as follows:


                                                    Abstentions or          Broker
         Nominee                  Votes For         Votes Withheld         Non-Votes
-------------------------        ------------       --------------       ------------
Anthony L. Coelho                 232,077,770          10,189,838                   0
A. J. Foyt, Jr.                   233,112,281           9,155,327                   0
E. H. Thornton, Jr.               232,850,606           9,417,002                   0
R. L. Waltrip                     219,773,248          22,494,360                   0
Edward E. Williams                233,423,144           8,844,464                   0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         12.1 Ratio of earnings to fixed charges for the six months ended June 30, 2000 and 1999.

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

     (b) Reports on Form 8-K

         There were no reports on Form 8-K during the quarter ended June 30, 2000.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2000                        SERVICE CORPORATION INTERNATIONAL

                                       By:  /s/ Jeffrey E. Curtiss
                                          --------------------------------------
                                       Jeffrey E. Curtiss
                                       Senior Vice President
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 12.1               Ratio of earnings to fixed charges for the six months ended
                    June 30, 2000 and 1999.

 27.1               Financial data schedule.