Form 10-Q
period 2000-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2000-11-14
CIK 89089

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    ---------


                         COMMISSION FILE NUMBER 1-6402-1

                                   ----------

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

                                   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

            YES  X                                        NO
                ---                                          ---

The number of shares outstanding of the registrant's common stock as of November 9, 2000 was 274,857,121 (excluding treasury shares).

                        SERVICE CORPORATION INTERNATIONAL


                                      INDEX

                                                                                                               Page
Part I.  Financial Information
   Item 1. Financial Statements
        Consolidated Statement of Operations -
          Three and Nine Months Ended September 30, 2000 and 1999                                                 3

        Consolidated Balance Sheet -
          September 30, 2000 and December 31, 1999                                                                4

        Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 2000 and 1999                                                           5

        Consolidated Statement of Stockholders' Equity -
          Nine Months Ended September 30, 2000                                                                    6

        Notes to Consolidated Financial Statements                                                           7 - 15

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            16 - 28

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                                       28 - 29

Part II. Other Information

   Item 1. Legal Proceedings                                                                                29 - 30

   Item 6. Exhibits and Reports on Form 8-K                                                                 30 - 31

   Signature                                                                                                     31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              Three Months Ended             Nine Months Ended
                                                                                 September 30,                 September 30,
(In thousands, except per share amounts)                                      2000           1999           2000           1999
                                                                          ------------   ------------   ------------   ------------

Revenues ..............................................................   $   659,861    $   708,191    $ 2,127,711    $ 2,286,287
Costs and expenses ....................................................      (547,650)      (584,437)    (1,704,510)    (1,781,630)
                                                                          -----------    -----------    -----------    -----------
Gross profit ..........................................................       112,211        123,754        423,201        504,657

General and administrative expenses ...................................       (20,185)       (19,322)       (60,031)       (55,839)
Restructuring and non-recurring charges ...............................            --             --        (13,281)       (89,884)
                                                                          -----------    -----------    -----------    -----------
Operating income ......................................................        92,026        104,432        349,889        358,934

Interest expense ......................................................       (73,256)       (59,404)      (216,370)      (173,604)
Other income (expense) ................................................         6,155           (334)        17,398         27,034
                                                                          -----------    -----------    -----------    -----------
                                                                              (67,101)       (59,738)      (198,972)      (146,570)
                                                                          -----------    -----------    -----------    -----------
Income from continuing operations before income taxes
   and extraordinary gains ............................................        24,925         44,694        150,917        212,364
Provision for income taxes ............................................        (9,839)       (15,343)       (54,949)       (75,477)
                                                                          -----------    -----------    -----------    -----------
Net income from continuing operations before extraordinary gains ......        15,086         29,351         95,968        136,887
Income from discontinued operations before extraordinary gains
   (net of income taxes of $3,257, $2,188, $10,825 and $9,371,
   respectively).......................................................         4,953          2,703         15,716         13,064
Loss on disposal of discontinued operations (net of income taxes of
   $73,839) ...........................................................       (43,733)            --        (43,733)            --
Extraordinary gains on early extinguishments of debt (net of income
   taxes of $12,630 and $1,071, respectively) .........................            --             --         21,973          1,885
                                                                          -----------    -----------    -----------    -----------
Net (loss) income .....................................................   $   (23,694)   $    32,054    $    89,924    $   151,836
                                                                          ===========    ===========    ===========    ===========

Earnings per share:
     Basic:
         Income from continuing operations before extraordinary
            gains......................................................   $       .05    $       .11    $       .35    $       .50
         Income from discontinued operations before extraordinary
            Gains......................................................           .02            .01            .06            .05
         Loss on disposal of discontinued operations ..................          (.16)            --           (.16)            --
         Extraordinary gains on early extinguishments of debt .........            --             --            .08            .01
                                                                          -----------    -----------    -----------    -----------
         Net (loss) income ............................................   $      (.09)   $       .12    $       .33    $       .56
                                                                          ===========    ===========    ===========    ===========
     Diluted:
         Income from continuing operations before extraordinary
            gains......................................................   $       .05    $       .11    $       .35    $       .50
         Income from discontinued operations before extraordinary
            Gains......................................................           .02            .01            .06            .05
         Loss on disposal of discontinued operations ..................          (.16)            --           (.16)            --
         Extraordinary gains on early extinguishments of debt .........            --             --            .08            .01
                                                                          -----------    -----------    -----------    -----------
         Net (loss) income ............................................   $      (.09)   $       .12    $       .33    $       .56
                                                                          ===========    ===========    ===========    ===========

Basic weighted average number of shares ...............................       272,210        272,060        272,122        272,354
                                                                          ===========    ===========    ===========    ===========
Diluted weighted average number of shares .............................       272,252        273,079        272,617        274,368
                                                                          ===========    ===========    ===========    ===========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                     September 30,   December 31,
(In thousands, except share amounts)                                                     2000            1999
                                                                                     ------------    ------------

ASSETS
Current assets:
     Cash and cash equivalents ...................................................   $     38,655    $     57,814
     Receivables, net of allowances ..............................................        508,228         585,269
     Inventories .................................................................        184,110         190,343
     Net assets of discontinued operations .......................................             --         208,851
     Other .......................................................................         76,408         101,220
                                                                                     ------------    ------------
          Total current assets ...................................................        807,401       1,143,497
                                                                                     ------------    ------------

Prearranged funeral contracts ....................................................      4,022,883       2,898,139
Long-term receivables, net of allowances .........................................      1,538,854       1,532,225
Cemetery property, at cost .......................................................      2,135,586       2,182,410
Property, plant and equipment, at cost (net) .....................................      1,781,560       1,879,979
Deferred charges and other assets ................................................        836,556         907,513
Names and reputations (net) ......................................................      2,295,861       2,434,467
                                                                                     ------------    ------------
                                                                                     $ 13,418,701    $ 12,978,230
                                                                                     ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ....................................   $    505,940    $    576,751
     Current maturities of long-term debt ........................................        245,531         423,949
     Income taxes ................................................................        111,723          40,080
                                                                                     ------------    ------------
          Total current liabilities ..............................................        863,194       1,040,780
                                                                                     ------------    ------------

Long-term debt ...................................................................      3,085,851       3,636,067
Deferred prearranged funeral contract revenues ...................................      4,418,575       3,186,081
Deferred income taxes ............................................................        895,526         864,780
Other liabilities ................................................................        712,430         755,249
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
       272,291,303 and 272,064,618, issued and outstanding, respectively
       (net of 2,565,818 and 2,792,508 treasury shares, at par, respectively) ....        272,291         272,064
     Capital in excess of par value ..............................................      2,156,567       2,156,301
     Retained earnings ...........................................................      1,216,822       1,126,898
     Accumulated other comprehensive loss ........................................       (202,555)        (59,990)
                                                                                     ------------    ------------
          Total stockholders' equity .............................................      3,443,125       3,495,273
                                                                                     ------------    ------------
                                                                                     $ 13,418,701    $ 12,978,230
                                                                                     ============    ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 Nine months ended
                                                                                                   September 30,
(Dollars in thousands)                                                                           2000         1999
                                                                                              ----------   ----------
Cash flows from operating activities:
Net income ................................................................................   $  89,924    $ 151,836
Adjustments to reconcile net income to net cash provided by continuing operations:
     Net income from discontinued operations ..............................................     (15,716)     (13,064)
     Depreciation and amortization ........................................................     180,566      182,229
     Provision for deferred income taxes ..................................................      29,352       17,354
     Restructuring and non-recurring charges ..............................................      13,281       89,884
     Payments on restructuring charges ....................................................     (41,020)     (33,437)
     Net effect of interest rate component of swap terminations ...........................     (32,840)          --
     Extraordinary gains on early extinguishments of debt, net of income taxes ............     (21,973)      (1,885)
     Loss on disposal of discontinued operations, net of tax ..............................      43,733           --
     Gains from dispositions (net) ........................................................      (5,759)     (15,969)
     Change in other assets and liabilities, net of effects from acquisitions:
       Increase in receivables ............................................................     (58,467)    (177,003)
       (Increase) decrease in other assets ...............................................      (35,892)      11,841
       (Decrease) increase in payables and other liabilities ..............................     (22,430)      34,487
       Other ..............................................................................      (7,811)      (4,484)
                                                                                              ---------    ---------
   Net cash provided by continuing operations .............................................     114,948      241,789
   Net cash provided by discontinued operations ...........................................     147,033       91,244
                                                                                              ---------    ---------
Net cash provided by operating activities .................................................     261,981      333,033
Cash flows from investing activities:
     Capital expenditures .................................................................     (58,392)    (157,413)
     Net effect of prearranged funeral production and maturities ..........................      46,861      (74,641)
     Proceeds from sale of discontinued operations ........................................     278,025           --
     Proceeds from sales of property and equipment ........................................      38,623       67,125
     Acquisitions, net of cash acquired ...................................................         800      (74,064)
     Proceeds from sale of loans by lending subsidiary ....................................      84,803           --
     Loans issued by lending subsidiary ...................................................      (5,104)     (67,429)
     Principal payments received on loans issued by lending subsidiary ....................      21,649       91,190
     Deposit of restricted funds ..........................................................     (32,155)          --
     Other ................................................................................         158      (17,116)
                                                                                              ---------    ---------
   Net cash provided by (used in) investing activities of continuing operations ...........     375,268     (232,348)
   Net cash used in investing activities of discontinued operations .......................    (122,966)    (145,716)
                                                                                              ---------    ---------
Net cash provided by (used in) investing activities .......................................     252,302     (378,064)
Cash flows from financing activities:
     Net (decrease) increase in borrowings under revolving credit agreements ..............    (427,540)     611,074
     Payments of long-term debt ...........................................................     (44,324)    (228,142)
     Early extinguishments of long-term debt ..............................................    (194,097)    (365,936)
     Net effect of cross-currency component of swap terminations ..........................     143,498           --
     Repurchase of common stock ...........................................................          --      (45,750)
     Dividends paid .......................................................................          --      (72,294)
     Bank overdrafts and other ............................................................      (1,601)        (258)
                                                                                              ---------    ---------
Net cash used in financing activities of continuing operations ............................    (524,064)    (101,306)
Effect of foreign currency ................................................................      (2,759)      (6,036)
                                                                                              ---------    ---------
Net decrease in cash and cash equivalents .................................................     (12,540)    (152,373)
Adjust for change in cash and cash equivalents associated with discontinued operations ....      (6,619)      57,236
Cash and cash equivalents of continuing operations at beginning of period .................      57,814      269,143
                                                                                              ---------    ---------
Cash and cash equivalents of continuing operations at end of period .......................   $  38,655    $ 174,006
                                                                                              =========    =========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                               Accumulated
                                                              Capital in                          other
                                                 Common         excess         Retained       comprehensive
(Dollars in thousands)                            stock      of par value      earnings            loss           Total
                                                ---------    ------------     -----------     -------------    ------------

Balance at December 31, 1999................    $ 272,064    $ 2,156,301      $ 1,126,898     $  (59,990)      $ 3,495,273

Comprehensive income:
   Net income...............................                                       89,924                           89,924
Other comprehensive loss:
   Foreign currency translation.............                                                    (180,831)         (180,831)
   Unrealized loss on securities............                                                      (4,792)           (4,792)
   Reclassification adjustment for
      realized loss on securities...........                                                      27,014            27,014
   Reclassification adjustment for realized
      loss on foreign currency translation..                                                      16,044            16,044
                                                                                                               -----------
   Total other comprehensive loss...........                                                                      (142,565)
                                                                                                               -----------
   Comprehensive loss.......................                                                                       (52,641)
Common stock issued:
   Acquisitions.............................           61            186                                               247
   Stock grants.............................           33            100                                               133
   Contribution to employee 401(K) .........          140            199                                               339
Repurchase and acquisition of
   common stock.............................           (7)          (219)                                             (226)
                                                ---------    -----------      -----------     ----------       -----------

Balance at September 30, 2000...............    $ 272,291    $ 2,156,567      $ 1,216,822     $ (202,555)      $ 3,443,125
                                                =========    ===========      ===========     ==========       ===========

The Company's comprehensive income for the nine months ended September 30, 1999, of $105,139 consisted of net income of $151,836, a foreign currency translation loss of $18,727, and an unrealized loss on securities of $27,970.

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (IN THOUSANDS, EXCEPT PER SHARE, RATIO AMOUNTS AND NUMBER OF LOCATIONS)

1.   NATURE OF OPERATIONS

Service Corporation International (the Company or SCI) is the largest provider of funeral and cemetery services in the world. At September 30, 2000, the Company operated 3,755 funeral service locations, 575 cemeteries and 203 crematoria located in 20 countries on five continents.

     The Company's funeral service locations and cemetery operations consist of funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral locations, and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots, and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries contain crematoria. The Company has approximately 197 combination facilities in which a funeral service location is contained within a cemetery.

     During the third quarter of 2000, the Company sold both of its wholly-owned insurance operations, thereby discontinuing the operations of the Company's insurance segment (see note 10).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended December 31, 1999, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. Certain reclassifications have been made to the prior periods to conform to the current period presentation with no effect on previously reported net income, financial condition or cash flows. The Company has reclassified certain amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements to reflect the effect of discontinued operations on all periods and segments presented.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and may affect the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

Recent Accounting Pronouncements: In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133, as well as SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of FASB Statement No. 133," on January 1, 2001. The Company currently estimates that the adoption of SFAS No. 133 will result in a charge to income, net of applicable taxes, in the range of $20,000 to $30,000. This amount will be classified as a cumulative effect of a change in accounting principle. This initial charge primarily relates to the recognition of deferred charges from interest rate gains and losses realized or to be realized in the termination or assignment away of swap agreements. Under currently existing standards, these charges are amortized into interest expense over the term of the swap agreements, whereas the new standards require recognition as the derivative gains and losses are incurred.

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the Company's fourth quarter of 2000. The Company, together with other members of the death care industry, is continuing its discussions regarding the implementation of SAB No. 101 directly with the staff of the Commission. Final resolution of the discussions will not have an impact on the Company's consolidated cash flows, nor compliance with the Company's existing credit agreements, but will likely have a material impact on the Company's consolidated financial statements and on the manner in which the Company records preneed sales activities. The deferral of income that might occur as a result of implementing SAB No. 101 will be recognized in the consolidated statement of income in future periods.

3.   PREARRANGED FUNERAL ACTIVITIES

The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are placed into trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance or annuity contracts.

     Unperformed price guaranteed prearranged funeral contracts may be funded by insurance policies or annuities written by third party insurance companies or trust contracts and are included in the consolidated balance sheet as prearranged funeral contracts. This balance represents amounts due from trust funds, customer receivables, or third party insurance companies. A corresponding credit is recorded to deferred prearranged funeral contract revenues. Funeral revenue is recognized on prearranged funeral contracts at the time the funeral services are performed.

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

     Prior to the third quarter of 2000, the total value of unperformed prearranged funeral contracts consisted of two components: (i) contracts funded by trust or third party insurance companies (which were included in deferred prearranged funeral contract revenues in the accompanying consolidated balance sheets), and (ii) contracts funded by the Company's discontinued insurance operations (which were not included in deferred prearranged funeral contract revenues in the accompanying consolidated balance sheets). Upon disposal of the Company's discontinued insurance operations, the Company recorded the value of those contracts to be funded by the discontinued insurance operations consistent with contracts funded by third party insurance companies. Had the value of the unperformed prearranged funeral contracts from the discontinued insurance operations been recorded at December 31, 1999, the total amount of deferred prearranged funeral contract revenues would have been $4,287,452.

4.   DEBT

Debt at September 30, 2000 and December 31, 1999 was as follows:

                                                                               September 30, 2000     December 31, 1999
                                                                               ------------------     -----------------
Bank revolving credit agreements and commercial paper ...................          $   749,382           $ 1,179,704
6.375% notes due 2000 ...................................................               70,710               150,000
6.75% notes due 2001 ....................................................              123,000               150,000
8.72% amortizing notes due 2002 .........................................               47,519                71,174
8.375% notes due 2004 ...................................................               51,840                51,840
7.375% notes due 2004 ...................................................              250,000               250,000
6.0% notes due 2005 .....................................................              591,550               600,000
7.2% notes due 2006 .....................................................              150,000               150,000
6.875% notes due 2007 ...................................................              150,000               150,000
6.5% notes due 2008 .....................................................              200,000               200,000
7.7% notes due 2009 .....................................................              200,000               200,000
6.95% amortizing notes due 2010 .........................................               50,062                52,557
7.875% debentures due 2013 ..............................................               55,627                55,627
7.0% notes due 2015 (putable 2002) ......................................              186,040               300,000
6.3% notes due 2020 (putable 2003) ......................................              300,000               300,000
Medium-term notes, maturities through 2019, fixed average interest
   rate of 9.32% ........................................................               35,720                35,720
Convertible debentures, maturities through 2008, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $11.25 to $50.00 ..........               49,213                49,213
Mortgage notes and other debt, maturities through 2050 ..................               87,448               136,368
Deferred loan costs .....................................................              (16,729)              (22,187)
                                                                                   -----------           -----------
     Total debt .........................................................            3,331,382             4,060,016
Less current maturities .................................................             (245,531)             (423,949)
                                                                                   -----------           -----------
Total long-term debt ....................................................          $ 3,085,851           $ 3,636,067
                                                                                   ===========           ===========

     As of September 30, 2000, the Company's primary revolving credit agreements provided for borrowings up to $1,600,000 and consisted of three committed facilities -- a short term facility, a 2-year term loan and a 5-year, multi-currency facility. These facilities are primarily used for general corporate purposes.

     The short term facility which allowed for borrowings up to $600,000, expired in October 2000 with no borrowings outstanding. A 5-year, multi-currency facility allows for borrowings up to $700,000, including $500,000 in various foreign currencies and expires in June 2002. Finally, a third facility in the amount of $300,000 was converted into a 2-year term loan, in accordance with the terms of the agreement, and will mature in June 2002. The borrowings under the $700,000 facility have maturities ranging from 1 to 180 days.

     Interest rates for these facilities are based on various indices as determined by the Company. For each facility, a fee is paid quarterly on the total commitment amount ranging from 0.25% to 0.50% based on the Company's senior debt ratings. The facility fee was 0.50% at September 30, 2000 and 0.25% at December 31, 1999. Furthermore, these credit facilities have financial compliance provisions, as defined in the credit agreements filed as an exhibit to the Company's 1999 Form 10-K, including a maximum debt-to-capitalization ratio of 60%, a minimum EBITDA to interest expense ratio of 2.75, a minimum net worth requirement defined in the credit agreements, and limitations on cash distributions, subsidiary borrowings, liens and guarantees.

     At September 30, 2000, $749,382 was outstanding under the $700,000 facility and $300,000 term loan with a weighted average interest rate of 7.93% ($870,545 at December 31, 1999, with a weighted average interest rate of 6.97%). Of these borrowings, approximately $269,383 was denominated in various foreign currencies under the 5-year facility at September 30, 2000 ($295,545 at December 31, 1999).

     The Company's commercial paper program is backed by the above facilities; however, the Company's downgraded credit ratings have rendered it unable to access the commercial paper market. At September 30, 2000, all previously issued commercial paper had matured. Commercial paper outstanding at December 31, 1999 was $309,159 with a weighted average interest rate of 6.58%.

     The Company has $32,155 deposited in restricted accounts as security for various credit instruments, which is included in the accompanying consolidated balance sheet as deferred charges and other assets at September 30, 2000. Approximately $19,677 was related to two embedded options associated with the Company's 6.30% notes due 2020 (putable 2003). The remaining $12,478 was used to secure various other obligations. As of November 10, 2000, the balance deposited in restricted accounts was $45,517, of which $21,039 was related to the two options previously mentioned.

     During the nine months ended September 30, 2000, the Company repurchased certain bonds in the open market with an aggregate face value of $228,700 as follows: $79,290 of the 6.375% notes due 2000, $27,000 of the 6.75% notes due 2001, $113,960 of the 7.00% notes due 2015, putable in 2002; and $8,450 of the
6.00% notes due 2005. The repurchase resulted in extraordinary gains on early extinguishments of debt totaling $21,973 (net of tax of $12,630).

     Subsequent to September 30, 2000, in accordance with the stated maturity, the Company retired the 6.375% senior notes in the amount of $70,710 by refinancing the indebtedness under its existing credit facility.

5.   DERIVATIVES

The Company has historically entered into various derivative financial instruments, which are primarily interest rate and cross-currency swap agreements, with high quality financial institutions to hedge potential exposures in interest rate and foreign exchange rate changes. The Company uses local currency borrowings in conjunction with these swap agreements to hedge the Company's net investment in foreign assets and to manage its mix of fixed and floating rate debt. The Company has procedures in place to monitor and control the use of derivatives and only enters into transactions with a limited group of creditworthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

     During the first quarter of 2000, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency interest rate swaps, thereby removing the Company's hedges of foreign exchange rate exposure. A total notional value of $2,860,327 was eliminated in this process. The net proceeds from these terminations and assignments totaled $110,658, which was primarily used to extinguish debt. These proceeds have been classified according to the following components: $21,849 was due to the Company as accrued interest receivable, $143,498 resulted from foreign exchange rate gains, and $54,689 resulted from interest rate losses. The amount associated with the foreign exchange rate gains reduced the corresponding amount due from counterparties recorded in deferred charges and other assets. The amount associated with the interest rate losses will be amortized into interest expense over the remaining term of the swap agreements and $9,034 has been amortized into interest expense through September 30, 2000.

     The Company's debt outstanding at September 30, 2000 had a weighted average interest rate of 7.06% compared to a weighted average interest rate of 6.83% at December 31, 1999. After giving consideration to the Company's remaining interest rate swap agreements, the weighted average interest rate at September 30, 2000 was 7.06% compared to 6.41% at December 31, 1999. The financial instruments associated with the 7.06% weighted average interest rate at September 30, 2000 consisted of approximately 48% of fixed interest rate debt at a weighted average interest rate of 6.89% and approximately 52% of floating interest rate debt at a weighted average interest rate of 7.23%.

     The fair market value of the Company's remaining swap agreements at September 30, 2000 represented a net asset of $1,789 (a net asset of $122,581 at December 31, 1999). This change was primarily due to the above-mentioned termination or assigning away of certain interest rate swaps and all cross-currency interest rate swaps during the first quarter of 2000. Fair values were obtained from the counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions.

6.   RATIO OF EARNINGS TO FIXED CHARGES

                                   Nine months
                               ended September 30,
                              2000             1999
                              ----             ----
                              1.60             2.04

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

     The Company has excluded the effects of its discontinued insurance operations from all periods and segments. The Company's reportable segment information from continuing operations was as follows:

                                                                                          Reportable
                                                   Funeral             Cemetery            Segments
                                                  ----------          ----------          ----------
Revenues from external customers:
   Three months ended September 30,
     2000 ..............................          $  452,135          $  204,843          $  656,978
     1999 ..............................             469,138             233,837             702,975
   Nine months ended September 30,
     2000 ..............................          $1,456,038          $  660,179          $2,116,217
     1999 ..............................           1,526,957             742,863           2,269,820
                                                  ----------          ----------          ----------
Gross profit:
   Three months ended September 30,
     2000 ..............................          $   64,988          $   46,602          $  111,590
     1999 ..............................              64,736              56,549             121,285
   Nine months ended September 30,
     2000 ..............................          $  246,552          $  174,354          $  420,906
     1999 ..............................             278,531             218,370             496,901
                                                  ----------          ----------          ----------

The following table reconciles reportable segment gross profit to the Company's consolidated income from continuing operations before income taxes and extraordinary gains:

                                                                 Three months ended           Nine months ended
                                                                    September 30,               September 30,
                                                                 2000          1999          2000          1999
                                                              ----------    ----------    ----------    ----------

Gross profit from reportable segments ..............          $ 111,590     $ 121,285     $ 420,906     $ 496,901
     Lending subsidiary income from operations .....                621         2,469         2,295         7,756
     General and administrative expenses ...........            (20,185)      (19,322)      (60,031)      (55,839)
     Restructuring and non-recurring charges
          (see note 9) .............................                 --            --       (13,281)      (89,884)
                                                              ---------     ---------     ---------     ---------
Operating income ...................................             92,026       104,432       349,889       358,934
     Interest expense ..............................            (73,256)      (59,404)     (216,370)     (173,604)
     Other income (expense) ........................              6,155          (334)       17,398        27,034
                                                              ---------     ---------     ---------     ---------
Income from continuing operations before income
     taxes and extraordinary gains .................          $  24,925     $  44,694     $ 150,917     $ 212,364
                                                              =========     =========     =========     =========

The Company's geographic segment information from continuing operations was as follows:

                                                                             North                   Other
                                                                            America      Europe     foreign      Total
                                                                           ----------  ----------  ----------  ----------
Revenues from external customers:
     Three months ended September 30,
     2000 ...............................................................  $  459,475  $  155,615  $   44,771  $  659,861
     1999 ...............................................................     474,734     183,921      49,536     708,191
     Nine months ended September 30,
     2000 ...............................................................  $1,459,452  $  537,942  $  130,317  $2,127,711
     1999 ...............................................................   1,550,963     608,844     126,480   2,286,287
                                                                           ----------  ----------  ----------  ----------
Operating income before restructuring and non-recurring charges (see note 9):
     Three months ended September 30,
     2000 ...............................................................  $   72,047  $    7,249  $   12,730  $   92,026
     1999 ...............................................................      79,879       9,536      15,017     104,432
     Nine months ended September 30,
     2000 ...............................................................  $  283,647  $   46,733  $   32,790  $  363,170
     1999 ...............................................................     354,330      60,765      33,723     448,818
                                                                           ----------  ----------  ----------  ----------
Operating income:
     Three months ended September 30,
     2000 ...............................................................  $   72,047  $    7,249  $   12,730  $   92,026
     1999 ...............................................................      79,879       9,536      15,017     104,432
     Nine months ended September 30,
     2000 ...............................................................  $  270,192  $   46,907  $   32,790  $  349,889
     1999 ...............................................................     301,265      26,736      30,933     358,934
                                                                           ----------  ----------  ----------  ----------
Depreciation and amortization from continuing operations:
     Three months ended September 30,
     2000 ...............................................................  $   43,311  $   10,862  $    3,384  $   57,557
     1999 ...............................................................      43,120      14,349       2,720      60,189
     Nine months ended September 30,
     2000 ...............................................................  $  130,233  $   39,746  $   10,587  $  180,566
     1999 ...............................................................     123,300      49,998       8,931     182,229
                                                                           ----------  ----------  ----------  ----------
Operating locations at September 30:
     2000 ...............................................................       2,332       2,016         185       4,533
     1999 ...............................................................       2,292       2,071         182       4,545
                                                                           ----------  ----------  ----------  ----------

Included in the North America figures above are the following United States amounts:

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     2000           1999           2000           1999
                                                                  ----------     ----------     ----------     ----------
Revenues from external customers ............................     $  439,492     $  455,443     $1,395,632     $1,490,576
Operating income before restructuring and non-recurring
   charges ..................................................     $   68,988     $   76,727     $  270,922     $  341,452
Operating income ............................................     $   68,988     $   76,727     $  257,467     $  289,344
Depreciation and amortization from continuing operations ....     $   41,388     $   41,925     $  124,477     $  117,788
Operating locations .........................................                                        2,178          2,141
                                                                  ----------     ----------     ----------     ----------

Included in the European figures above are the following French amounts:

                                                                    Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
                                                                    2000         1999         2000         1999
                                                                  --------     --------     --------     --------
Revenues from external customers ............................     $ 93,859     $114,248     $320,956     $378,306
Operating income before restructuring and non-recurring
   charges ..................................................     $  4,308     $  4,950     $ 20,034     $ 33,845
Operating income ............................................     $  4,308     $  4,950     $ 20,034     $ 12,978
Depreciation and amortization from continuing operations ....     $  3,623     $  5,417     $ 14,703     $ 25,426
Operating locations .........................................                                  1,226        1,236
                                                                  --------     --------     --------     --------

8.   EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are presented below:

                                                                    Three months ended        Nine months ended
                                                                      September 30,             September 30,
                                                                  ---------------------     ---------------------
                                                                    2000         1999         2000         1999
                                                                  --------     --------     --------     --------
Income (numerator):
     Income from continuing operations before
     extraordinary gains -- basic ..............................  $ 15,086     $ 29,351     $ 95,968     $136,887
     After tax interest on convertible debentures ..............        --           82          190          408
                                                                  --------     --------     --------     --------
     Income from continuing operations before
     extraordinary gains -- diluted ............................  $ 15,086     $ 29,433     $ 96,158     $137,295
                                                                  --------     --------     --------     --------
Shares (denominator):
     Shares -- basic ...........................................   272,210      272,060      272,122      272,354
          Stock options and warrants ...........................        42          267           30          897
          Convertible debentures ...............................        --          752          465        1,117
                                                                  --------     --------     --------     --------
     Shares -- diluted .........................................   272,252      273,079      272,617      274,368
                                                                  --------     --------     --------     --------
Earnings per share from continuing operations before
   extraordinary gains:
     Basic .....................................................  $    .05     $    .11     $    .35     $    .50
     Diluted ...................................................  $    .05     $    .11     $    .35     $    .50
                                                                  --------     --------     --------     --------

9.   RESTRUCTURING AND NON-RECURRING CHARGES

The Company recorded restructuring and nonrecurring charges in the first quarter (First Quarter Charge) and the fourth quarter (Fourth Quarter Charge) of 1999. In the second quarter of 2000, the Company made a change in estimate for certain items originally included in the Fourth Quarter Charge. These changes primarily related to increasing the provision for asset impairment by $22,250 to further write down to estimated fair value the loans made by the Company's lending subsidiary which were held for sale, offset by a reduction in the provision of $11,229 for funeral home and cemetery properties previously written down to their fair value, which are no longer being held for sale.

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

The utilization of the First Quarter Charge and the Fourth Quarter Charge was as follows:

                                                                                   Utilization for nine
                                                                             months ended September 30, 2000    Balance at
                                Original        Balance at      Changes in   -------------------------------   September 30,
                             Charge amount  December 31, 1999    Estimate         Cash          Non-cash           2000
                             -------------  -----------------   ----------      ---------       ---------        --------

First Quarter Charge .....     $ 89,884         $ 25,245         $     --       $ (8,212)       $ (9,818)        $  7,215
Fourth Quarter Charge ....      272,544          135,944           13,281        (32,808)        (25,579)          90,838
                               --------         --------         --------       --------        --------         --------
      Total ..............     $362,428         $161,189         $ 13,281       $(41,020)       $(35,397)        $ 98,053
                               ========         ========         ========       ========        ========         ========

     Of the remaining total restructuring charge balance of $98,053, approximately $5,156 and $89,242 relate to severance costs for the First Quarter Charge and the Fourth Quarter Charge, respectively. Further of the $98,053, approximately $41,361 is included in Accounts Payable and Accrued Liabilities and $56,692 is included in Other Liabilities in the accompanying consolidated balance sheet.

10.  DISCONTINUED OPERATIONS

In the third quarter of 2000, the Company completed the sales of its wholly owned insurance operations. The financial statements have been reclassified to reflect these operations as discontinued. The operating results from Auxia have been included through August 31, 2000 and the operating results from AMLIC have been included through September 30, 2000. The net assets of discontinued operations prior to the date of sale were segregated on the balance sheet and the components have been detailed below.

Summary operating results of discontinued operations:

                                                          Three months ended             Nine months ended
                                                             September 30,                 September 30,
                                                          2000           1999           2000           1999
                                                       ----------     ----------     ----------     ----------

Revenues .........................................     $  91,427      $  68,654      $ 295,062      $ 224,850
Cost and expenses ................................       (83,217)       (63,763)      (268,521)      (202,415)
                                                       ---------      ---------      ---------      ---------
Operating income from discontinued operations ....         8,210          4,891         26,541         22,435
Provision for income taxes .......................        (3,257)        (2,188)       (10,825)        (9,371)
                                                       ---------      ---------      ---------      ---------
Income from discontinued operations ..............     $   4,953      $   2,703      $  15,716      $  13,064
                                                       =========      =========      =========      =========

Net assets of discontinued operations:

                                                                  December 31, 1999
                                                                  -----------------

Assets:
       Cash and cash equivalents ...............................     $   30,407
       Receivables, net of allowances ..........................         19,858
       Other current assets ....................................         11,240
       Investments -- insurance operations .....................      1,318,635
       Long-term receivables ...................................         30,193
       Property, plant and equipment, at cost (net) ............          1,546
       Deferred charges and other assets .......................        379,454
       Names and reputations (net) .............................         40,889
                                                                     ----------
              Total assets .....................................     $1,832,222
                                                                     ----------

Liabilities:
       Accounts payable and accrued liabilities ................     $   13,096
       Income taxes payable ....................................          3,989
       Reserves and annuity benefits -- insurance operations ...      1,313,328
       Deferred income taxes ...................................          8,243
       Other liabilities .......................................        284,715
                                                                     ----------
               Total liabilities ...............................     $1,623,371
                                                                     ----------
Net assets of discontinued operations ..........................     $  208,851
                                                                     ----------

11.  EMPLOYEE SAVINGS PLANS

In the third quarter of 2000, the Company began sponsoring an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer a portion of their pretax and/or after tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to a certain limit through stock contributions. The total value of Company matched stock contributions in the third quarter 2000 was $339.

12.  SUBSEQUENT EVENTS

In October 2000, the Company sold a 21% minority interest in the stock of its United Kingdom subsidiary to certain executives of these operations. These operations are primarily capitalized by (pound)265,000 of Eurobond debentures issued in 1995 after the acquisition of the United Kingdom operations by the Company. At September 30, 2000, the Company's carrying value of the operations, considering the effects of foreign currency, was approximately $264,000. As a result of the sale of the minority interest in the stock of the operations, the Company expects to incur a pretax loss of approximately $55,000 which will be recognized in the fourth quarter of 2000. The loss created by this transaction will contribute to offsetting taxes paid on gains by the Company from asset sale transactions.

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

     The funeral and cemetery operations are organized into a North American division covering the United States and Canada, a European division responsible for all operations in Europe, and other operations managed in the Pacific Rim and South America. Subsequent to the third quarter of 2000, the Company reorganized leadership of its European operations by establishing an Office of the Chairman-Europe. The immediate goal of the Office of the Chairman-Europe is to determine the appropriate management structure for these European operations in order to enhance its long-term value of the Company.

     The majority of the Company's operations throughout the world are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest of the operating expenses for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. In the first quarter of 2000, the Company began the process of implementing Central Processing Centers throughout North America in order to further assist in the efficiencies of accounting and back-office functions. Once implementation is complete, these Central Processing Centers will take further advantage of this clustering concept in order to reduce personnel costs.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has approximately 197 combination facilities in which a funeral service location is contained within a cemetery. The other services operations consist of the Company's lending subsidiary, which previously provided capital financing for independent funeral and cemetery operations. In 1999, the Company decided to indefinitely suspend the operations of its lending subsidiary. On August 31, 2000, the Company sold a substantial portion of the loan portfolio of its lending subsidiary. Subsequent to this date, all activities on remaining loans will be recorded through other income and interest expense and not as a component of gross profit on the Company's consolidated statement of operations.

     In August of 2000, the Company announced additional phases of the Company's current business strategy, which will redefine the Company's approach to a number of its existing business activities and improve financial stability for the Company's future.

Initial Phase

     The initial phase of the Company's strategic plan begun in early 1999 was designed to reduce overhead, increase cash flow and pay down debt. The reduction of overhead was initially addressed through a cost rationalization program, which restructured the Company's operating clusters into more efficient operating units and resulted in two separate restructuring charges recorded in 1999 totaling $362,400. The expected cost savings associated with the cost rationalization program is proceeding within the Company's original expectations in North America. At the present time, the expected cost savings associated with the Company's funeral operations in France are approximately six months behind the Company's original expectations. The Office of the Chairman-Europe is currently determining the revised timeframe of expected cost savings from the cost rationalization program in France. The delays of expected savings in France are primarily related to the unforeseen effects of new laws in France, including a mandatory 35 hour work week and the requirement of hospitals over a certain size to perform certain mortuary services themselves.

     The Company's initiative to increase cash flow included the suspension of the quarterly cash dividend, the suspension of the acquisition program, a reduction of capital expenditures below historical levels, the realignment of preneed cemetery and prearranged funeral sales commission structures and the efficient retrieval of funds due to the Company from certain funeral and cemetery trusts. The Company has expectations of generating operating free cash flow, as defined in Financial Condition, Liquidity and Capital Resources in this Form 10-Q, for full-year 2000 in the range of $100 million to $250 million. For the nine months ended

September 30, 2000, the Company's operating free cash flow was $177,277, compared to negative operating free cash flow of $29,122 for the nine months ended September 30, 1999. The Company has achieved this improvement of over $200 million in operating free cash flow through the cash flow initiatives listed above, despite trends of increasing cash interest payments made by the Company. Included in the operating free cash flow of $177,277 above is $103,332 of funds received from certain funeral and cemetery trusts. A portion of these funds were received as a result of collecting receivables due to the Company from these trust funds related to prearranged funeral contracts that became atneed funeral services performed by the Company. The remaining portion was related to the distribution of trust fund income to the Company by the trust funds under the applicable state laws. Approximately $96,582 of the $103,332 of trust funds received in 2000 are considered non-recurring receipts of funds.

     The Company has executed sales of certain non-core assets during 2000 and will continue the process of selling other non-core assets. The Company completed the sale of certain loans of its lending subsidiary (included in other services operations), the termination or assigning away of certain interest rate swaps and all cross-currency interest rate swaps, and the sale of its wholly owned insurance operations, American Memorial Life Insurance Company (AMLIC) and Auxia. The sale of AMLIC, Auxia and certain loans of the Company's lending subsidiary were completed in the third quarter of 2000 and produced after tax cash proceeds of approximately $340,000. As a result of the sale of AMLIC and Auxia, these operations are reported as discontinued operations and the financial statements have been reclassified for all periods presented. These transactions align SCI with very strong partners: Fortis, Inc. with AMLIC, and Mederic Assurances of France and Zurich France with Auxia. The Company has entered into marketing agreements with these strategic partners which are related to future performance and projected to produce more free cash flow for the Company than if the insurance operations were owned by the Company. The marketing agreements with both the AMLIC and Auxia transactions are also expected to provide enhanced opportunities to sell prearranged funerals in the Company's worldwide funeral markets.

     The overhead reductions, cash flow enhancing initiatives and non-core asset sales associated with the initial phase of the Company's strategic plan were designed to pay down the Company's debt due in 2000. The initial phase of the Company's strategic plan has increased operating free cash by over $200,000 in the nine months ended September 30, 2000, compared to the same period of 1999. Non-core asset sales and swap terminations in 2000 have produced after tax cash proceeds totaling approximately $455,000. With the combination of this operating free cash flow and non-core asset sales, the Company has retired all of its debt maturing in 2000. At September 30, 2000, the Company's debt was $3,331,382, a reduction of over $868,000 or 21% compared to the Company's debt balance at September 30, 1999. The Company's debt balance at September 30, 2000, is already at the bottom of its year-end 2000 targeted debt range of $3,300,000 to $3,600,000.

Second Phase

     The second phase of the Company's strategic plan, which is presently being initiated, is to define the Company's operations by demographic, market and geographic segments and restructure these operations through alliances and joint ventures with strategic partners that the Company believes would add value to the businesses. Strategic partners could invest in and provide other benefits to the joint ventures, which would include funeral home and cemetery properties owned by or affiliated with the Company. Proceeds from any investments made by strategic partners would be used by the Company to substantially reduce or eliminate amounts currently outstanding on its credit facilities due in 2002 or other indebtedness. Strategic partners could include companies or other groups that could offer unique competitive advantages not previously available to the Company, such as access to customer databases, marketing or telemarketing services and prearrangement financing. This strategic alliance and joint venture program may possess benefits similar to the Company's ongoing affinity program, which aligns the core operations of the Company with third parties and could enhance future internal growth and incremental cash flows. The Company is currently in discussion with multiple parties concerning the possibility of joint venturing certain international operations.

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

     The third phase also includes the continued development and implementation of the Dignity Memorial(TM) Plan funeral packages and the Dignity Memorial(TM) brand name. The Dignity Memorial(TM) Plan funeral packages are designed to simplify decision-making on the part of the customer and include new products and services which are providing greater customer satisfaction while allowing the opportunity to increase funeral operating revenues and profitability. It is anticipated that Dignity Memorial(TM) Plan funeral packages will be offered in approximately 25% of the Company's North America operations by the end of 2000 with complete rollout anticipated in late 2001. Additionally, the Company plans to develop a seamless, global, brand recognized network of funeral service providers under the Dignity Memorial(TM) brand name to provide funeral products and services, which would be recognized and portable on a worldwide basis. The Dignity Memorial(TM) provider network will be developed through a program of offering non-SCI funeral homes, primarily in markets where the Company does not currently have coverage, the opportunity to participate in the network and have access to the Company's affinity partners, Dignity Memorial(TM) products and services, prearranged funeral funding sources, merchandising expertise and Internet capabilities.

     The Dignity Memorial(TM) provider network will have the advantage of being accessible to consumers through the Internet site DignityMemorial.com. When fully implemented, this Internet site will give consumers the ability to locate Dignity Memorial(TM) providers throughout a worldwide network and offer consumers high value, consumer friendly packages of funeral products and services that will be portable throughout the network. Additionally, DignityMemorial.com will participate as the exclusive death care provider in a much broader Internet portal, Besthalf.com, which is also being developed by the Company and provides a comprehensive array of products and services targeting the global senior citizen market. This participating relationship would give the Dignity Memorial(TM) consumer access to a much larger and broader range of products and services on Besthalf.com through other participating companies and organizations. Other participants in Besthalf.com could include nursing homes, assisted living companies, rehabilitation hospitals, insurance companies, pharmaceutical companies and numerous other organizations marketing to the global senior citizen market.

RESULTS OF OPERATIONS:

The following is a discussion of the Company's results of operations for the three and nine months ended September 30, 2000 and 1999.

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

For the quarter ended September 30, 2000, the Company reported revenues from continuing operations of $659,861, representing a 6.8% decrease compared to $708,191 for the third quarter of 1999. Gross profit from continuing operations in the third quarter of 2000 decreased 9.3% to $112,211 compared to $123,754 in the same period of 1999, while the gross margin percentage decreased slightly to 17.0% for the third quarter of 2000 compared to 17.5% in the same period of 1999. For the three months ended September 30, 2000, the Company reported earnings from continuing and discontinued operations before non-recurring items (defined as net losses on the sale of discontinued operations) of $20,039, a net loss of $23,694, diluted earnings per share from continuing and discontinued operations before non-recurring items of $.07 ($.07 basic) and diluted loss per share of $.09 ($.09 basic). The Company reported net income of $32,054 and diluted earnings per share of $.12 ($.12 basic) for the third quarter of 1999.

     In the third quarter of 2000, the Company completed the sale of its discontinued insurance operations and recorded net after tax losses of $43,733 on the sales of those operations.

     The Company has excluded the results of operations of its discontinued operations. Results for the Company's continuing operations by geographic segment were as follows:

                                                                 Three months ended September 30, 2000
                                          ---------------------------------------------------------------------------------

                                           North      % of                 % of      Other      % of                 % of
                                          America    revenue    Europe    revenue   Foreign    revenue    Total     revenue
                                          --------   -------   --------   -------   --------   -------   --------   -------
Revenues
     Funeral ..........................   $282,225     61.4%   $148,161     95.2%   $ 21,749     48.6%   $452,135     68.5%
     Cemetery .........................    174,367     38.0%      7,454      4.8%     23,022     51.4%    204,843     31.1%
     Other Services ...................      2,883      0.6%         --       --          --       --       2,883      0.4%
                                          --------    -----    --------    -----    --------    -----    --------    -----
                                          $459,475    100.0%   $155,615    100.0%   $ 44,771    100.0%   $659,861    100.0%
                                          ========    =====    ========    =====    ========    =====    ========    =====

Gross profit and margin percentage
     Funeral ..........................   $ 53,952     19.1%   $  5,992      4.0%   $  5,044     23.2%   $ 64,988     14.4%
     Cemetery .........................     36,523     20.9%      2,393     32.1%      7,686     33.4%     46,602     22.8%
     Other Services ...................        621     21.5%         --       --          --       --         621     21.5%
                                          --------    -----    --------    -----    --------    -----    --------    -----
                                          $ 91,096     19.8%   $  8,385      5.4%   $ 12,730     28.4%   $112,211     17.0%
                                          ========    =====    ========    =====    ========    =====    ========    =====

                                                                 Three months ended September 30, 1999
                                          ---------------------------------------------------------------------------------

                                           North      % of                 % of      Other      % of                 % of
                                          America    revenue    Europe    revenue   Foreign    revenue    Total     revenue
                                          --------   -------   --------   -------   --------   -------   --------   -------
Revenues
     Funeral..........................    $270,199     56.9%   $176,169     95.8%   $ 22,770     46.0%   $469,138     66.3%
     Cemetery.........................     199,319     42.0%      7,752      4.2%     26,766     54.0%    233,837     33.0%
     Other Services...................       5,216      1.1%         --       --          -        --       5,216      0.7%
                                          --------    -----    --------    -----    --------    -----    --------    -----
                                          $474,734    100.0%   $183,921    100.0%   $ 49,536    100.0%   $708,191    100.0%
                                          ========    =====    ========    =====    ========    =====    ========    =====

Gross profit and margin percentage
     Funeral..........................    $ 50,212     18.6%   $  9,462      5.4%   $  5,062     22.2%   $ 64,736     13.8%
     Cemetery.........................      44,909     22.5%      1,685     21.7%      9,955     37.2%     56,549     24.2%
     Other Services...................       2,469     47.3%         --       --          --       --       2,469     47.3%
                                          --------    -----    --------    -----    --------    -----    --------    -----
                                          $ 97,590     20.6%   $ 11,147      6.1%   $ 15,017     30.3%   $123,754     17.5%
                                          ========    =====    ========    =====    ========    =====    ========    =====

FUNERAL

     The decrease in funeral segment revenues and gross profit in the third quarter of 2000 was primarily the result of decreases in the number of deaths in the European segment and foreign currency translation. The number of deaths in the Company's funeral markets declined in 2000 compared to 1999 and, as a result, total funeral services performed by the Company's worldwide funeral service locations were 3.5% below total funeral services performed in the third quarter of 1999. The negative effect of foreign currency translations was approximately $26,021 on funeral revenues and $1,696 on funeral gross profits, primarily related to the weakening of the Euro relative to the U.S. dollar.

     North America funeral revenues and gross profit increased primarily as a result of the increase in volume during the quarter. In the third quarter of 2000, total case volume increased approximately 1.2% to 71,080 compared to 70,248 in the third quarter of 1999 and the average revenue per funeral service increased 1.0% to $3,883 from $3,845 in the third quarter of 1999. Of the total mix of funeral services performed in the third quarter of 2000, 27.8% were previously prearranged funeral contracts compared to 27.4% in the third quarter of 1999, while 36.8% of total funeral services performed in the third quarter of 2000 were cremation services compared to 33.9% for the same period of 1999. The average revenue per funeral service from prearranged funeral contracts becoming atneed increased 1.4% to $3,606 in the third quarter of 2000 compared to the same period in 1999. Of the total cremation cases in the third quarter of 2000, approximately 64% were cremations with memorialization services versus immediate cremation cases, while approximately 52% of the total cremation cases in the third quarter of 1999 were cremations with memorialization services. Cremations with memorialization services have a higher average revenue per case of $2,300 compared to immediate cremations which average $1,300 per case. This change in the mix of cremations, as well as the increase in average revenue per funeral associated with prearranged funeral contracts becoming atneed, has helped to offset decreases in the total average revenue per funeral caused by the general trend in the total sales mix from traditional funerals to cremations.

     While the decrease in European funeral revenue and gross profit is primarily due to the decrease in the number of deaths experienced across Europe coupled with a slight decrease in market share over this period, this decline was further emphasized by the weakening of the Euro relative to the U.S. dollar. Total European funeral services performed in the third quarter of 2000 were 58,218, a decline of 8.7% compared to 63,756 in the same period of 1999.

     Funeral revenues for the Company's Other Foreign operations declined slightly to $21,749 in the third quarter of 2000 compared to $22,770 in the third quarter of 1999 while gross profit remained stable. The decrease is the result of lower volume quarter-over-quarter in the Company's Australian operations. The gross profit and margin percentage has remained stable as a result of integrating acquisitions into the Company's existing structure. Revenue remained stable in all other jurisdictions as a result of increased averages in the price per funeral service.

CEMETERY

     Cemetery revenues declined 12.4% to $204,843 and cemetery gross profit declined 17.6% to $46,602 in the third quarter of 2000 compared to the third quarter of 1999. These decreases were primarily a result of anticipated decreases in realized investment earnings and capital gains related to cemetery trust funds and decreases in the results of core North American cemetery operations. Realized investment earnings and capital gains for the third quarter of 2000 were $15,508 compared to $20,285 in the third quarter of 1999.

     The North America cemetery revenue and gross profit decrease from the third quarter of 1999 is primarily the result of the above mentioned investment earnings and capital gains, significant changes in 2000 to cemetery compensation plans, as well as a higher mix of cemetery heritage property sales. Cemetery heritage property sales have a lower gross margin than sales of cemetery merchandise and services.

     The increase in European gross profit and margin percentage is the result of cost reduction strategies in the United Kingdom in 2000.

     Other Foreign revenue and gross profit decreased primarily as a result of the negative effect of foreign currency in Chile and Australia.

OTHER SERVICES

     As part of the cost rationalization programs initiated in 1999, the Company decided, except for existing commitments, to indefinitely suspend the operations of its lending subsidiary, to sell a portion of the loan portfolio, and to acquire by deed in lieu of foreclosure the collateral underlying loans previously on non-accrual status which were written down in the fourth quarter of 1999. As a result, in the third quarter of 2000, the Company sold a substantial portion of the loan portfolio of its lending subsidiary. The operations of the lending subsidiary through the date of the sale, August 31, 2000, have been included herein as Other Services. Subsequent to the sale, all activity on remaining loans are included below Operating Income in the consolidated statement of operations.

OTHER INCOME AND EXPENSES

     In the third quarter of 2000 general and administrative expenses increased $863 to $20,185 compared to the third quarter of 1999. The increase was related to continued increases in information technology costs associated with moving the Company's North American proprietary point of sale systems into production and reinforcing the Company's existing infrastructure, as well as the roll-out of Central Processing Centers in the Company's realigned operating clusters. Expressed as a percentage of revenues, general and administrative expenses were 3.1% for the three months ended September 30, 2000, compared to 2.7% for the comparable period in 1999.

     Interest expense increased $13,852 or 23.3% to $73,256 in the third quarter of 2000 compared to the same period of 1999. The increased interest expense in the third quarter of 2000 primarily reflects the higher financing costs associated with the use of the Company's credit facilities rather than its commercial paper program and interest rate increases compared to the third quarter of 1999. In the third quarter of 2000, the average outstanding debt was $3,633,782 with an average interest rate of 8.20% compared to the average outstanding debt in the third quarter of 1999 of $4,154,503 with an average interest rate of 5.65%.

     Other income primarily consists of gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes.

     The provision for income taxes on continuing operations reflected a 39.5% effective tax rate for the three months ended September 30, 2000, compared to a 34.3% effective tax rate for the comparable period in 1999. The increase in the effective rate reflects an adjustment to the year-to-date tax rate from 35.8% in the second quarter of 2000 to 36.4% in the third quarter of 2000 subsequent to the sales of the Company's insurance operations and the shift in the Company's operating results. North America has a higher effective tax rate and as North America contributes more income from continuing operations over international jurisdictions, the rate will increase.

DISCONTINUED OPERATIONS

     In the second quarter of 2000, the Company entered into definitive agreements to sell its wholly owned insurance operations in France and the United States, thereby discontinuing the operations of the Company's insurance segment and reclassifying the financial statements in accordance with accounting principles applicable to discontinued operations for all periods presented. In the third quarter of 2000, the Company completed these transactions and recognized pretax gains of $30,106 and associated tax provisions of $73,839 (of which only $24,801 is currently payable) resulting in an after tax loss of $43,733 associated with these disposals. The unusual relationship between the pretax gains and tax provisions is attributable to differences in book and tax bases of the discontinued operations, the effects of realizing Accumulated Other Comprehensive Losses of $43,058 with no corresponding benefit, as well as the adverse effect of being taxed on the Auxia gain at both the United States and foreign jurisdictions without corresponding tax benefit from United States foreign tax credits. Accumulated Other Comprehensive Losses attributable to Auxia and AMLIC are required to be recorded through the consolidated statement of operations at the time of sale and relate to net unrealized losses on securities and foreign currency translation previously reported as a separate component of stockholders' equity.

     The Company has entered into marketing agreements with the purchasers, which became effective at the closing of the transactions and are expected to produce more free cash flow for the Company over the next several years than if the insurance operations were owned by the Company. The marketing agreements with both the United States and French insurance companies are also expected to provide enhanced opportunities to sell prearranged funerals in the Company's worldwide funeral markets.

     Revenues from discontinued operations increased 33.2% to $91,427, while gross profit increased 67.9% to $8,210 for the three months ended September 30, 2000. This increase in revenues is due to the initiative to fund prearranged funeral contracts, whenever possible, through AMLIC and Auxia. The increase in gross profit is the result of increased costs from information technology and overhead costs related to the insurance companies in the third quarter of 1999 which did not reoccur in the third quarter of 2000.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                Nine months ended September 30, 2000
                                         ----------------------------------------------------------------------------------

                                           North      % of                 % of      Other      % of                 % of
                                          America    revenue    Europe    revenue   Foreign    revenue    Total     revenue
                                         ----------  -------  ----------  -------  ----------  -------  ----------  -------
Revenues
     Funeral ..........................  $  884,674    60.6%  $  512,449    95.3%  $   58,915    45.2%  $1,456,038    68.4%
     Cemetery .........................     563,284    38.6%      25,493     4.7%      71,402    54.8%     660,179    31.0%
     Other Services ...................      11,494     0.8%          --      --           --      --       11,494     0.6%
                                         ----------   -----   ----------   -----   ----------   -----   ----------   -----
                                         $1,459,452   100.0%  $  537,942   100.0%  $  130,317   100.0%  $2,127,711   100.0%
                                         ==========   =====   ==========   =====   ==========   =====   ==========   =====

Gross profit and margin percentage
     Funeral ..........................  $  196,145    22.2%  $   40,337     7.9%  $   10,070    17.1%  $  246,552    16.9%
     Cemetery .........................     142,376    25.3%       9,258    36.3%      22,720    31.8%     174,354    26.4%
     Other Services ...................       2,295    20.0%          --      --           --      --        2,295    20.0%
                                         ----------   -----   ----------   -----   ----------   -----   ----------   -----
                                         $  340,816    23.4%  $   49,595     9.2%  $   32,790    25.2%  $  423,201    19.9%
                                         ==========   =====   ==========   =====   ==========   =====   ==========   =====

                                                                Nine months ended September 30, 1999
                                         ----------------------------------------------------------------------------------

                                           North      % of                 % of      Other      % of                 % of
                                          America    revenue    Europe    revenue   Foreign    revenue    Total     revenue
                                         ----------  -------  ----------  -------  ----------  -------  ----------  -------
Revenues
     Funeral ..........................  $  887,937    57.2%  $  582,833    95.7%  $   56,187    44.4%  $1,526,957    66.8%
     Cemetery .........................     646,559    41.7%      26,011     4.3%      70,293    55.6%     742,863    32.5%
     Other Services ...................      16,467     1.1%          --      --           --      --       16,467     0.7%
                                         ----------   -----   ----------   -----   ----------   -----   ----------   -----
                                         $1,550,963   100.0%  $  608,844   100.0%  $  126,480   100.0%  $2,286,287   100.0%
                                         ==========   =====   ==========   =====   ==========   =====   ==========   =====

Gross profit and margin percentage
     Funeral ..........................  $  210,381    23.7%  $   58,108    10.0%  $   10,042    17.9%  $  278,531    18.2%
     Cemetery .........................     186,668    28.9%       8,021    30.8%      23,681    33.7%     218,370    29.4%
     Other Services ...................       7,756    47.1%          --      --           --      --        7,756    47.1%
                                         ----------   -----   ----------   -----   ----------   -----   ----------   -----
                                         $  404,805    26.1%  $   66,129    10.9%  $   33,723    26.7%  $  504,657    22.1%
                                         ==========   =====   ==========   =====   ==========   =====   ==========   =====

FUNERAL

     For the nine months ended September 30, 2000, funeral revenues were $1,456,038 and gross profit was $246,552, a decrease of 4.6% and 11.5%, respectively, compared to the same period in 1999. The decrease in revenue is primarily attributed to a decrease in the number of deaths and the negative effect of foreign currency translation.

     The decrease in North America revenues narrowed with a year-to-date decline of 0.4%, with total North America revenue for the period ending September 30, 2000, of $884,674. The decline is due to the year-to-date case volume decline of 0.7% to 227,754 primarily offset by an increase in the average revenue per funeral service ($3,884 in the nine months of 2000 from $3,869 in the nine months of 1999).

     The decrease in European funeral revenues is primarily due to the decrease in the number of deaths in 2000 compared to 1999. The number of European funeral services performed declined 5.0% in the nine months ending September 30, 2000 to 200,454, with the majority of the shortfall occurring in the second and third quarters. Further, the negative effect of foreign currency translation has impacted revenue by approximately $76,398 and gross profit by $7,124. This negative effect is the result of the Euro weakening relative to the U.S. dollar throughout 2000.

     The increase in Other Foreign revenues and gross profit is the result of an increase in growth in South America. Although the number of funeral services performed by the Company declined slightly, by 0.1% year-to-date, revenue growth remained positive.

CEMETERY

     Cemetery revenues declined 11.1% to $660,179 while cemetery gross profit decreased 20.2% to $174,354 in the nine months of 2000 compared to 1999. The decrease in cemetery revenues and gross profit during this period is related to
(a) lower total North America preneed cemetery sales due to changes in the cemetery sales compensation plans, (b) lower atneed volume due to lower death rates, (c) anticipated decreases in realized investment earnings and capital gains related to cemetery trust funds, and (d) anticipated reduction in sales of excess undeveloped cemetery property.

     The majority of cemetery results is related to North America cemetery revenues and gross profit, which decreased 12.9% to $563,284 and 23.7% to $142,376, respectively. The lower preneed sales were the combined result of the initial negative impact from changes in cemetery sales compensation plans and the expected decline from strong sales in the first quarter of 1999. The Company has changed cemetery compensation plans to align its sales management compensation with gross profits of the cemetery sales instead of being revenue based only. Cemetery trust income from realized investment earnings and capital gains was $43,624 in the nine months of 2000 compared to $59,109 in the same period of 1999. These earnings have a direct impact on the gross profit associated with the cemetery segment. Sales of excess undeveloped cemetery property had an impact of $4,596 on gross profit in the nine months of 2000 compared to $13,581 in the same period of 1999.

     Other Foreign revenue increases relate to increased sales in South America resulting from the maturing of the Company's operational, sales and marketing initiatives implemented, as well as increased preneed sales in Australia. The increase in sales is slightly offset by the negative effect of foreign currency translation in those foreign jurisdictions in the third quarter. The decrease in gross profit in the nine months of 2000 is also attributable to the negative effect of foreign currency.

OTHER SERVICES

     Revenue and gross profit for the Company's other services has declined due to the decision to indefinitely suspend the operations of its lending subsidiary, to sell a portion of the loan portfolio, and to acquire by deed in lieu of foreclosure the collateral underlying non-accrual loans previously written down in the fourth quarter of 1999. As a result, in the third quarter of 2000, the Company sold a substantial portion of the loan portfolio of its lending subsidiary. The operations of the lending subsidiary through the date of sale, August 31, 2000, have been included herein as Other Services. Subsequent to the sale, all transactions from remaining loans are included below Operating Income in the consolidated statement of operations.

OTHER INCOME AND EXPENSES

     General and administrative expenses increased $4,192 to $60,031 in the nine months ended September 30, 2000, compared to the same period in 1999. The increase primarily relates to increased information technology and infrastructure costs associated with moving the Company's North America proprietary point of sale systems into production, as well as the initial roll-out of Central Processing Centers in the Company's realigned operating clusters. Expressed as a percentage of revenues, general and administrative expenses were 2.8% in the nine months of 2000 compared to 2.4% for the same period in 1999.

     Interest expense increased $42,766 or 24.6% to $216,370 in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increased interest expense for the nine months ended September 30, 2000 reflects the higher financing costs associated with the use of the Company's credit facilities rather than its commercial paper program and interest rate increases compared to the nine months ended September 30, 1999. For the nine months ended September 30, 2000, the average outstanding debt was $3,782,427 with an average interest rate of 7.63% compared to the average outstanding debt for the nine months ended September 30, 1999 of $4,167,687 with an average interest rate of 5.55%.

     Other income primarily consists of gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes.

     The provision for income taxes reflected a 36.4% effective tax rate for the nine months ended September 30, 2000 compared to a 35.5% effective rate for the comparable period in 1999. The increase in the effective tax rate is the result of selling the Company's discontinued insurance operations and a greater percentage of the Company's operating results being contributed by North America, which carries a higher effective tax rate than the Company's international jurisdictions.

DISCONTINUED OPERATIONS

     In the second quarter of 2000, the Company entered into definitive agreements to sell its wholly owned insurance operations in France and the United States, thereby discontinuing the operations of the Company's insurance segment and reclassifying the financial statements in accordance with accounting principles applicable to discontinued operations for all periods presented. In the third quarter of 2000, the Company completed these transactions and recognized pretax gains of $30,106 and associated tax provisions of $73,839 (of which only $24,801 is currently payable) resulting in an after tax loss of $43,733 associated with these disposals. The unusual relationship between the pretax gains and tax provisions is attributable to differences in book and tax bases of the discontinued operations, the effects of realizing Accumulated Other Comprehensive Losses of $43,058 with no corresponding benefit, as well as the adverse effect of being taxed on the Auxia gain at both the United States and foreign jurisdictions without corresponding tax benefit from United States foreign tax credits. Accumulated Other Comprehensive Losses attributable to Auxia and AMLIC are required to be recorded through the consolidated statement of operations at the time of sale and relate to net unrealized losses on securities and foreign currency translation previously reported as a separate component of stockholders' equity.

     Revenues from discontinued operations increased 31.2% to $295,062 and gross profit increased 18.3% to $26,541 for the nine months ended September 30, 2000. This increase in revenues is due to the initiative to fund prearranged funeral contracts, whenever possible, through the Company owned insurance operations. While having the effect of increasing revenues, this initiative also initially increases the actuarially determined benefits and expenses more than revenues, having the effect of reducing the gross margin percentage. The increase in gross profit is the result of increased costs from information technology and overhead costs related to the insurance operations in the third quarter of 1999 which did not reoccur in the third quarter of 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2000

GENERAL

Historically, the Company had funded its working capital needs and capital expenditures primarily through cash provided by operating activities and borrowings under bank revolving credit agreements and commercial paper. Funding required for the Company's acquisition program had historically been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit agreements and commercial paper.

     The Company's liquidity needs and capital funding requirements have changed as the Company has transitioned away from an acquisition company to an operating company focusing on increasing cash flow, reducing overhead costs and paying down debt. The Company has developed a series of cash flow initiatives related to ongoing operations of the Company and the sale of certain assets and non-core businesses. The implementation of these initiatives in 2000 has greatly improved the Company's cash flows and ability to reduce its debt.

     Cash flow initiatives related to the ongoing operations of the Company include: (i) suspension of the acquisition program; (ii) reduction of capital expenditures compared to historical levels; (iii) suspension of the quarterly cash dividend; (iv) more efficient retrieval of funds due to the Company from certain funeral and cemetery trusts; and (v) realignment of preneed cemetery and prearranged funeral sales structures to become more cash flow positive. For the nine months ended September 30, 2000, the Company has reported Operating Free Cash Flow, as defined below, of $177,277, already within the expected year-end 2000 range of $100,000 to $250,000. Included in the $177,277 of Operating Free Cash Flow is $96,582 of non-recurring funds received from certain funeral and cemetery trusts. A portion of these funds was received as a result of collecting receivables due to the Company from those trust funds related to prearranged funeral contracts that became atneed funeral services performed by the Company. The remaining portion was related to the distribution of trust fund income due to the Company by the trust funds under the applicable state laws. The Company defines Operating Free Cash Flow as adjusted cash flow from operating activities, less capital expenditures, dividends paid, and the net effect of prearranged funeral production and maturities. Adjusted cash flow from operating activities includes cash flow provided by operating activities as reflected in the consolidated statement of cash flow adjusted to exclude (i) cash flow provided by operating activities of the Company's discontinued insurance operations, (ii) cash payments associated with the Company's first and fourth quarter restructuring charges, and (iii) other proceeds or payments (included in cash flow provided by operating activities) which are of a non-recurring operational nature.

     The Company also developed cash flow initiatives to sell certain assets and non-core businesses that are either not meeting the Company's criteria for returns on invested capital or are more strategically valuable to parties outside the Company. In 2000, the Company completed the sale of certain loans of its lending subsidiary, the termination or assignment away of certain financial swap agreements, the sale of AMLIC and Auxia and various other non-core asset sales. The above transactions have produced after tax cash proceeds of $455,098 in 2000. The Company's year-end 2000 targeted range of after tax sales proceeds from the sale of non-core assets is $200,000 to $500,000.

      The above initiatives are expected to produce approximately $300,000 to $750,000 of total funds in 2000 available for reducing debt on an after tax basis. This projection does not include net cash outflows in 2000 associated with the Company's 1999 restructuring charges (expected to be between $65,000 to $75,000 for the year).

The Company's year-to-date progress towards its 2000 cash flow benchmarks is calculated below:

                                                                  Nine months ended     Revised Year 2000
                                                                  September 30, 2000        Benchmarks
                                                                  ------------------   --------------------
Consolidated cash flow provided by operating activities ........      $ 261,981
Amount pertaining to discontinued insurance operations .........       (147,033)
Payments on restructuring charges ..............................         41,020
Effect of swap agreement terminations ..........................         32,840
                                                                      ---------
       Adjusted cash flow from operating activities ............        188,808
Capital expenditures ...........................................        (58,392)
Dividends paid .................................................             --
Net effect of prearranged funeral production and maturities ....         46,861
                                                                      ---------
      Operating Free Cash Flow .................................        177,277        $100,000 to $250,000
Estimated after tax proceeds from sales of non-core assets .....        455,098        $200,000 to $500,000
                                                                      ---------        --------------------
Cash flow available ............................................      $ 632,375        $300,000 to $750,000
                                                                      =========        ====================

     The Company's objective is to reduce total debt to a target level of between $3,300,000 and $3,600,000 by the end of 2000. At September 30, 2000 the Company had total debt outstanding of $3,331,382, compared to $4,060,016 at December 31, 1999.

     The largest component of this debt relates to the Company's primary revolving credit agreements consisting of three credit facilities that provide for borrowings up to $1,600,000. First, a short term facility allowed for borrowings up to $600,000 which expired October 30, 2000 with no borrowings outstanding. Next, a five-year, multi-currency facility allowed for borrowings up to $700,000 including $500,000 in various foreign currencies and expires June 27, 2002. Finally, a third facility in the amount of $300,000 was converted into a two-year term loan, in accordance with the terms of the agreement, and will mature June 2002. These facilities have financial compliance provisions, as defined in the credit agreements and filed as an exhibit to the Company's 1999 Form 10-K, including a maximum debt-to-capitalization ratio of 60%, a minimum EBITDA to interest expense ratio of 2.75, a minimum net worth requirement defined in the credit agreements, and limitations on cash distributions, subsidiary borrowings, liens and guarantees. Additionally, the credit agreements contain provisions whereby in the event the Company is required to change accounting principles currently utilized, the Company has the option of (i) agreeing to an amendment to the credit agreements which shall have the same economic effect of the original financial compliance provisions after taking into account the required change in accounting principles or (ii) perform the calculations of the financial compliance provisions in accordance with accounting principles utilized before the required change. As of September 30, 2000 the Company is in compliance with the financial compliance provisions and has approximately $250,000 available under the $700,000 facility. The Company further expects to be in compliance with these provisions through the remainder of 2000.

     As of September 30, 2000, the Company had a total of $245,531 in current maturities of long-term debt. The Company plans to retire these current maturities of long-term debt from a combination of operating free cash flow, proceeds from further sales of non-core assets and available credit under the Company's $700,000 facility discussed above. The Company is also considering a new secured credit facility. It is anticipated that this credit facility would be approximately $200,000 in size and be secured by the Company's receivables.

SOURCES AND USES OF CASH

Cash flows from operating activities: Net cash provided by operating activities of continuing operations was $114,948 for the nine months ended September 30, 2000, compared to $241,789 for the same period in 1999, a decrease of $126,841. Significant components of cash flow provided by operating activities for the nine months ended September 30, 2000 included net income of $89,924 adjusted for net income from discontinued operations of $15,716, the loss on disposal of discontinued operations of $43,733, the net effect of the interest rate component of the swap terminations totaling $32,840, depreciation and amortization of $180,566, an increase in receivables of $58,467, and cash paid related to restructuring charges of $41,020. The Company's decision to terminate certain interest rate swaps and all cross-currency swaps generated cash proceeds of $110,658 and consists of three components (see note 5 to the consolidated financial statements in Item 1 of this Form 10-Q). The collection of accrued interest receivable of $21,849 offset by the interest rate losses of $54,689 have been classified as part of cash flows from operating activities, while the foreign exchange rate gains of $143,498 have been classified as part of cash flows from financing activities (see below). The receivables increase primarily results from sales of preneed cemetery products and services, which are usually financed on an installment basis in excess of twelve months, and undistributed cemetery trust fund income. The increase in receivables is substantially less than the increase in receivables for the nine months ended September 30, 1999. The Company has several ongoing initiatives in place, including incentive compensation plans and more efficient collection of receivables for funeral and cemetery trust funds, to reduce the negative cash effect associated with the Company's funeral and cemetery receivables.

     Cash flows from investing activities: Net cash provided by investing activities of continuing operations was $375,268 for the nine months ended September 30, 2000, compared to a use of cash of $232,348 for the same period in 1999, an increase of cash of $607,616. Significant components of cash provided by investing activities for the nine months ended September 30, 2000 included proceeds from the sale of discontinued operations of $278,025, the sale of loans by the lending subsidiary of $84,803, and from sales of property and equipment of $38,623; $46,861 net cash provided from the net effect of prearranged funeral production and maturities; offset by $58,392 in capital expenditures. The net effect of prearranged funeral production and maturities line item consists primarily of several items: (1) the effect of originating sales and maturities of trust funded prearranged funeral contacts, (2) the effect of net obtaining costs incurred pursuant to the sales of prearranged funeral contracts and (3) the receipt of funds due to the Company from certain funeral trusts. The increase in the net effect of prearranged funeral production and maturities line item relates to the distribution of trust fund income of approximately $77,900 to the Company by funeral trust funds, under applicable state laws, offset by additions to net obtaining costs incurred during the period of $55,034 and the higher increase in maturities over origination related to trust funded prearranged funeral sales.

     Cash flows from financing activities: Net cash used in financing activities of continuing operations was $524,064 for the nine months ended September 30, 2000, compared to $101,306 for the same period in 1999, an increase of $422,758. The significant component of cash used in financing activities for the nine months ended September 30, 2000 was $427,540 payments on revolving credit agreements, $194,097 for the repurchase of certain bonds in the open market offset by cash provided by the net effect of the cross-currency component of the swap terminations totaling $143,498. The bonds had an aggregate face value of $228,700 and the repurchase resulted in an extraordinary gain on early extinguishment of debt.

     Adjusted for discontinued operations at September 30, 2000, the Company had a working capital deficit of $55,793 and a current ratio of 0.94:1, compared to net working capital of $102,717 and a current ratio of 1.10:1 at December 31, 1999. The net working capital deficit in 2000 is primarily a result of the current liability related to the Company's 1999 restructuring charges.

     As of September 30, 2000, the Company's debt to capitalization ratio was 49.2% compared to 53.7% at December 31, 1999. The Company also had the ability to issue $900,000 in securities registered with the Commission under a shelf registration. Due to the Company's senior debt rating downgrade and current lack of access to the capital markets, it is unlikely the shelf registration will be utilized in the near future. In addition, 12,804 shares of common stock and a total of $187,000 of guaranteed promissory notes and convertible debentures are registered with the Commission under a separate shelf registration to be used exclusively for future acquisitions. The Company has suspended its acquisition program and does not anticipate its acquisition shelf registration to be drawn upon in the near future.

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

     The total value of unperformed prearranged funeral contracts includes both trust funded and insurance funded contracts and represents the original contract value plus any accumulated trust fund earnings or increasing insurance benefits. Prior to the third quarter of 2000, the total value of unperformed prearranged funeral contracts consisted of two components: (i) contracts funded by trust or third party insurance companies (which were included in deferred prearranged funeral contract revenues in the accompanying consolidated balance sheets), and
(ii) contracts funded by the Company's discontinued insurance operations (which were not included in deferred prearranged funeral contract revenues in the accompanying consolidated balance sheets). Upon disposal of the Company's discontinued insurance operations, the Company recorded the value of those contracts to be funded by the discontinued insurance operations consistent with contracts funded by third party insurance companies. The total value of unperformed prearranged funeral revenues expected to be recognized in future periods was $4,418,575 at September 30, 2000 and $4,287,452 at December 31, 1999. The increase in the value is attributable to an increase of 9.4% related to prearranged funeral contract sales and 3.3% related to accumulated trust fund earnings and increasing insurance benefits. Such increases are offset primarily by maturities, of approximately 6.1%, as well as unfavorable foreign currency fluctuations of 2.9%.

     The Company's investment program targets a real return in excess of the amount necessary to cover future increases in the cost of providing price guaranteed funeral services as well as any selling costs. This is accomplished by allocating the portfolio mix to investments that match the anticipated maturity of the contracts.

     The sales of prearranged funeral contracts afford the Company the opportunity to protect both current market share as well as expand market share in certain markets. On a comparable basis, prearranged funeral services fulfilled as a percent of North American funerals performed was 28.0% and 27.2% for the nine months ended September 30, 2000 and 1999, respectively, and is expected to increase over time.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 as well as SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of FASB Statement No. 133," on January 1, 2001. The Company currently estimates that the adoption of SFAS No. 133 will result in a charge to income, net of applicable taxes, in the range of $20,000 to $30,000. This amount will be classified as a cumulative effect of a change in accounting principle. This initial charge primarily relates to the recognition of deferred charges from interest rate gains and losses realized or to be realized in the termination or assignment away of swap agreements. Under currently existing standards, these charges are amortized into interest expense over the term of the swap agreements, whereas the new standards require recognition as the derivative gains and losses are incurred.

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the Company's fourth quarter of 2000. The Company, together with other members of the death care industry, is continuing its discussions regarding the implementation of SAB No. 101 directly with the staff of the Commission. Final resolution of the discussions will not have an impact on the Company's consolidated cash flows nor compliance with the Company's existing credit agreements, but will likely have a material impact on the Company's consolidated financial statements and on the manner in which the Company records preneed sales activities. The deferral of income that might occur as a result of implementing SAB No. 101 will be recognized in the consolidated statement of income in future periods.

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

2) Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

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

7) The Company's ability to successfully realize the estimated savings associated with the Company's cost reduction initiatives.

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

     During the first quarter of 2000, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency interest rate swaps as mentioned in note five to the consolidated financial statements in Item 1 of this Form 10-Q, thereby removing the Company's hedges of foreign exchange rate exposure and reducing the Company's diversification of floating interest rate exposure. As a result, 10% of the Company's total debt at September 30, 2000 was based in foreign markets versus 52% at December 31, 1999. In addition, at September 30, 2000, 16% of the Company's floating interest rate debt and 3% of the Company's fixed interest rate debt was based in foreign markets compared to 28% and 67%, respectively, at December 31, 1999. Approximately 27% of the Company's total investment and 29% of its income from operations are denominated in foreign currencies at September 30, 2000, versus 32% at December 31, 1999, for both the Company's total investment and income from operations. Due to foreign local borrowings, approximately 23% of the Company's net assets and approximately 20% of the Company's income from operations are subject to translation risk at September 30, 2000 versus 13% and 16%, respectively, at December 31, 1999.

                        SERVICE CORPORATION INTERNATIONAL
                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Previously Reported Litigation. The following discussion describes certain litigation as of November 13, 2000, which was previously reported:

         Civil Action H-99-0280; In Re Service Corporation International; In the United States District Court for the Southern District of Texas, Houston Division (the Consolidated Lawsuit). The Consolidated Lawsuit is pending before Judge Lynn N. Hughes and includes 21 class action lawsuits that were filed in the United States District Court for the Southern District of Texas, two class action lawsuits that were originally brought in the United States District Court for the Eastern District of Texas, and a lawsuit brought in the United States District Court for the Southern District of Texas by an individual who sold his funeral home to SCI. The Consolidated Lawsuit names as defendants the Company and three of the Company's current or former executive officers or directors: Robert L. Waltrip, L. William Heiligbrodt and George R. Champagne (the Individual Defendants). The plaintiffs have filed a Consolidated Class Action Complaint in the Consolidated Lawsuit alleging that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Consolidated Lawsuit do not provide a basis for the recovery of damages because the Company has made all required disclosures on a timely basis. The Company and the Individual Defendants have filed an Answer to the Consolidated Class Action Complaint, and the Company intends to aggressively defend this lawsuit.

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

         Cause No. 32548-99-11, James P. Hunter, III et al v. Service Corporation International et al; In the __________________ Judicial District Court of Angelina County, Texas. On November 10, 1999, James
         P. Hunter, III and a related family trust filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (Hunter Litigation). The plaintiffs allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hunter Litigation denying the plaintiffs' allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Hunter Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made in a timely basis. The Company intends to aggressively defend this litigation. On October 5, 2000, Judge Hughes, the judge handling the Consolidated Lawsuit, signed an order prohibiting Mr. Hunter and the related family trust from pursuing discovery in the Hunter Litigation. Judge Hughes entered the order at the request of the Company and pursuant to the authority vested to him by the Securities Litigation Uniform Standards Act of 1998.

         A copy of the Plaintiff's Original Petition in the Hunter Litigation and the Defendants' original answer in that proceeding are filed as exhibits to this Quarterly Report on Form 10-Q.

         Cause No. 31,820-99-2; Charles Fredrick v. Service Corp. International; In the ________ Judicial District Court of Angelina County, Texas (Fredrick Litigation). This additional securities fraud case has been brought against the Company by a former shareholder of ECI alleging causes of action exclusively under Texas statutory and common law. The Company has filed an answer denying plaintiff's allegations. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages. However, the Company believes that the allegations in the Fredrick Litigation do not provide a basis for the recovery of damages because all required disclosures were made in a timely basis. The Company intends to aggressively defend this litigation.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 2000 and 1999.

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

         (b)  Reports on Form 8-K

              During the quarter ended September 30, 2000, the Company filed two reports on Form 8-K. The Form 8-K dated July 11, 2000 reported (i) under "Item 5. Other Events" the Company's announcement of an agreement to sell its French insurance operations and second quarter earnings estimates and (ii) "Item 7. Financial Statements and Exhibits" the exhibit comprised of the Company's press release dated July 10, 2000. The Form 8-K dated July 27, 2000 reported (i) under "Item 5. Other Events" the Company's announcement of the signing of a definitive agreement to sell its wholly owned insurance company, American Memorial Life Insurance Company, and
              (ii) under "Item 7. Financial Statements and Exhibits" the exhibit comprised of the Company's press release dated July 27, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000                          SERVICE CORPORATION INTERNATIONAL

                                           By: /s/ Jeffrey E. Curtiss
                                           -----------------------------
                                           Jeffrey E. Curtiss
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  12.1            Ratio of earnings to fixed charges for the nine months ended
                  September 30, 2000 and 1999.

  27.1            Financial data schedule.