Form 10-K
period 2000-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2001-03-30
CIK 89089

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $1,041,281,874 based upon a closing market price of $3.80 on March 22, 2001 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 22, 2001 was 278,001,053 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 2001 Annual Meeting of Shareholders (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     (DOLLARS IN THOUSANDS)

     Service Corporation International is the largest funeral and cemetery company in the world. The term "Company" or "SCI" includes the registrant and its subsidiaries, unless the context indicates otherwise. As of December 31, 2000, the Company operated 3,611 funeral service locations, 569 cemeteries and 200 crematoria located in 18 countries on five continents. The Company conducts funeral service operations in all 18 countries and cemetery operations in all countries in North America, South America, Australia and certain countries within Europe. As of December 31, 2000, the Company's largest markets were North America and France, which when combined represent approximately 84% of the Company's consolidated revenues, 83% of consolidated operating income before non-recurring items and 78% of the Company's total operating locations. For financial information about the Company's reportable segments, see note fourteen to the consolidated financial statements in Item 8 of this Form 10-K.

     Historically, the Company's growth has been largely attributable to acquiring funeral and cemetery businesses which resulted in creating the world's largest network of funeral service locations and cemeteries. The Company is now focused on a series of growth initiatives designed to increase revenues internally without significant outlays of capital. The Company's unparalleled network of funeral service locations and cemeteries form the foundation for these growth initiatives. The Company's network gives the Company the ability to create a national brand name in the industry as well as the ability to enter into affinity relationships to provide the Company's products and services to organizations that require a national network of funeral service locations and cemeteries. Along with these internal growth initiatives, the Company is focused on increasing cash flow and reducing its outstanding debt. The Company is also in the process of divesting certain funeral service locations and cemeteries in North America that are not well aligned with the Company's long-term strategy and is in discussions with various third parties concerning the possibility of joint venturing certain of the Company's international operations. Proceeds from divestitures or joint venturing programs will be used by the Company to further reduce its debt.

     The Company was incorporated in Texas in July of 1962. The Company's principal corporate offices are located at 1929 Allen Parkway, Houston, Texas 77019 and its telephone number is (713) 522-5141.

FUNERAL AND CEMETERY OPERATIONS

     The funeral and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. The operations are organized into a North American division covering the United States and Canada and a European division responsible for all operations in Europe, and other international operations managed in the Pacific Rim and South America. Each division is under the direction of divisional executive management with substantial industry experience. Local funeral service location and cemetery managers, under the direction of the divisional management, receive support and resources from the Company's headquarters in Houston, Texas and have substantial autonomy with respect to the manner in which services are conducted.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical and accounting staff, limousines, hearses and preneed sales activities. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allows the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period.

     The Company has multiple funeral service locations and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral service locations and cemeteries operate under various names because most operations were acquired as existing businesses. Some of the Company's funeral service locations in its international operations operate under certain brand names specific for a general area or country. In 2000, the Company started branding its operations in North America under the name Dignity Memorial(TM). While this process is intended to emphasize the Company's seamless national network of funeral service locations and cemeteries in North America, the original names associated with acquired operations with their inherent goodwill and heritage will remain the same as before acquisition.

     Funeral Service Locations. The Company's 3,611 funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers and burial garments, and other ancillary products and services. Certain funeral service locations also operate crematoria. At December 31, 2000, the Company owned 193 funeral service/cemetery combination locations and operated 55 flower shops engaged principally in the design and sale of funeral floral arrangements. These flower shops provide floral arrangements to some of the Company's funeral homes and cemeteries. The number of deaths tends to be somewhat higher in the winter months and the Company's funeral service locations generally experience a higher volume of business during those months.

     In addition to selling its services and products to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets, including its principal foreign markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. The funds collected from prearranged funeral contracts are generally placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance policies from third party insurers. In certain situations pursuant to applicable laws, the Company will post a surety bond as financial assurance in the amount of the preneed funeral contract in lieu of placing certain funds in trust accounts or paying premiums on life insurance policies. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in this Form 10-K for further details on the Company's practice of posting such surety bonds. At December 31, 2000, the total value of the Company's unperformed prearranged funeral contracts was $4,537,669, of which approximately $396,000 is estimated to be fulfilled in 2001. For additional information regarding prearranged funeral activities, see notes two, three and five to the consolidated financial statements in Item 8 of this Form 10-K.

     Cemeteries. The Company's cemeteries sell interment rights associated with cemetery property (including mausoleum spaces, lots and lawn crypts) and cemetery merchandise including stone and bronze memorials, burial vaults, caskets and cremation memorialization products. The Company's cemeteries also perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria and certain cemeteries contain gardens specifically for the purpose of memorialization associated with the Company's cremation customers.

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual care trust funds. Earnings of perpetual care trust funds are used to defray the maintenance cost of cemeteries. In addition, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into trust until the merchandise is purchased or the service is provided on behalf of the customer. In certain situations pursuant to applicable laws, the Company will post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing certain funds into trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in this Form 10-K for further details on the Company's practice of posting such surety bonds. For additional information regarding cemetery preneed activities, see notes two, three and six to the consolidated financial statements in Item 8 of this Form 10-K.

     Combined Funeral Service Locations and Cemeteries. The Company currently owns 193 funeral service/cemetery combination locations in North America in which a funeral service location is physically located within one of the Company's cemeteries. Combination locations allow certain facility, personnel and equipment costs to be shared between the funeral service location and cemetery and typically have a higher gross margin than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales forces and give consumers added convenience to purchase both funeral and cemetery products and services at a single location.

     Death Care Industry. In North America and most international markets in which the Company operates, the funeral and cemetery industry is characterized by a large number of locally owned, independent operations. Since the Company's inception in the 1960s, the Company has been focused on the acquisition and consolidation of independent funeral homes and cemeteries in the very fragmented death care industry. During the 1990s, the Company also expanded its operations through consolidation in Europe, Australia and South America. During 1999, the Company, as well as other consolidators in the death care industry, significantly reduced the level of acquisition activity. The Company is now focused on a series of growth initiatives designed to increase revenues internally without significant outlay of capital. As part of its current long-term strategy, the Company is in discussions with various third parties concerning the possibility of joint venturing primarily the Company's international operations and is also in the process of divesting certain funeral service locations and cemeteries in North America.

     To compete successfully, the Company's funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. The Company believes it has an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with independent funeral homes and cemeteries. Some of the Company's funeral service locations in its international operations operate under certain brand names specific for a general area or country. During 2000, the Company began branding its network of funeral service locations in North America under the Dignity Memorial(TM) brand name. A national brand name would be new and unique to the death care industry in North America and would provide many advantages to the Company discussed in more detail in Revenue Growth Initiatives in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

     In the death care industry in recent years, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. The west coast of the United States and the states of Arizona and Florida have the highest concentration of cremation consumers in North America. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company than traditional funeral services. In North America during 2000, 36.3% of all funeral services performed by the Company were cremation cases, compared to 33.9% performed in 1999. The Company in 2000 continued to expand its cremation memorialization products and cremation services in several North American markets, which has resulted in higher average sales for cremation cases compared to historical levels. The Company also continues to expand its nationally branded cremation service locations called National Cremation Service(R) (NCS). NCS currently operates in ten high cremation states and has plans to expand into seven additional high cremation states. The Company believes that the NCS consumer would not have chosen traditional funeral service locations as an alternative to NCS, and therefore is considered an incremental customer to the Company.

     With the aging of the population in North America, the Company continues to believe the death care industry possesses attractive characteristics, and the Company is uniquely positioned with its unparalleled network of funeral service locations and cemeteries to capture future market share with its current initiatives.

DISCONTINUED OPERATIONS

     The Company formerly owned insurance operations including ownership of a French life insurance company (Auxia) and a U.S. life insurance company (American Memorial Life Insurance Company or AMLIC). These insurance operations assisted in the funding of contracts written by Company-owned or affiliated funeral service locations. During 2000, the Company completed the sales of these insurance operations. Accordingly, the consolidated financial statements in this Form 10-K have been reclassified to reflect these operations as discontinued. Operating results from Auxia have been included through August 31,

2000 and the operating results from AMLIC have been included through September 30, 2000, the dates of disposition of the respective companies.

EMPLOYEES

     At December 31, 2000, the Company employed 29,326 (17,232 in the United States) persons on a full time basis and 10,690 (8,296 in the United States) persons on a part time basis. Of the full time employees, 28,548 were in the funeral and cemetery operations and 778 were in corporate or other overhead activities and services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans. Eligible United States employees are participants in retirement plans of the Company or various subsidiaries, while foreign employees are covered by other Company defined or government mandated benefit plans. Although labor disputes are experienced from time to time, in general relations with employees are considered satisfactory.

REGULATION

     The Company's various operations are subject to regulations, supervision and licensing under various U.S. federal, state and foreign statutes, ordinances and regulations. The Company believes that it is in substantial compliance with the significant provisions of such statutes, ordinances and regulations. Since 1984, the Company has operated in the United States under the Federal Trade Commission (FTC) comprehensive trade regulation rule for the funeral industry. The rule contains minimum guidelines for funeral industry practices, requires extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. From time to time in connection with the Company's former strategy of growth through acquisitions, the Company has entered into consent orders with the FTC that have required the Company to dispose of certain operations to proceed with such acquisitions or have limited the Company's ability to make acquisitions in specified areas. The trade regulation rule and the various consent orders have not had a materially adverse effect on the Company's operations.

     The French funeral services industry has undergone significant regulatory change in recent years. Historically, the French funeral services industry has been controlled, as provided by national legislation, either (i) directly by municipalities through municipality-operated funeral establishments (Municipal Monopoly), or (ii) indirectly by the remaining municipalities that have contracted for funeral service activities with third party providers, such as the Company's French funeral operations (Exclusive Municipal Authority). Legislation was passed that will generally end municipal control of the French funeral service business and will allow free competition among funeral service providers. Under such legislation, the Exclusive Municipal Authority was abolished in January 1996, and the Municipal Monopoly was eliminated in January 1998. Cemeteries in France, however, are and will continue to be controlled by municipalities and religious organizations, with third parties, including the Company, providing cemetery merchandise such as markers and monuments to consumers.

ITEM 2. PROPERTIES.

     (DOLLARS IN THOUSANDS)

     The Company's executive headquarters is located at 1929 Allen Parkway, Houston, Texas 77019, in a 12-story office building. A wholly owned subsidiary of the Company owns an undivided one-half interest in the building and parking garage. The other undivided one-half interest is owned by an unrelated third party. The Company holds an option to acquire such interest for $2,000 in July 2005 and, at the option of the unrelated third party, is obligated to make such acquisition. The property consists of approximately 127,000 square feet of office space in the building and 185,000 square feet of parking space in the parking garage. The Company leases all of the office space in the building pursuant to a lease that expires June 30, 2005 providing for monthly rent of $59. The Company pays all operating expenses. One half of the rent is paid to the wholly owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. The Company owns and utilizes for corporate activities two additional buildings located in Houston, Texas containing a total of approximately 167,000 square feet of office space.

     At December 31, 2000, the Company owned approximately 63% of the real estate and buildings of its 4,380 funeral service locations, cemeteries and crematoria and leased facilities in connection with approximately 37% of such operations. In addition, the Company leased two aircraft pursuant to cancelable operating leases. At December 31, 2000, the Company operated 13,389 vehicles, of which 3,633 were owned and 9,756 were leased. For additional information regarding leases, see note eleven to the consolidated financial statements in
Item 8 of this Form 10-K.

     At December 31, 2000, the Company's 569 cemeteries contain a total of approximately 34,221 acres, of which approximately 49% are developed.

     The specialized nature of the Company's businesses requires that its facilities be well-maintained and kept in good condition and management of the Company believes that these standards are met.

ITEM 3. LEGAL PROCEEDINGS.

     Previously Reported Litigation. The following discussion describes certain litigation as of March 29, 2001, which was previously reported:

     Civil Action H-99-0280; In Re Service Corporation International; In the United States District Court for the Southern District of Texas, Houston Division (the Consolidated Lawsuit). The Consolidated Lawsuit is pending before Judge Lynn N. Hughes and includes 21 class action lawsuits that were filed in the United States District Court for the Southern District of Texas, two class action lawsuits that were originally brought in the United States District Court for the Eastern District of Texas, and a lawsuit brought in the United States District Court for the Southern District of Texas by an individual who sold his funeral home to SCI. The Consolidated Lawsuit names as defendants the Company and three of the Company's current or former executive officers or directors:
Robert L. Waltrip, L. William Heiligbrodt and George R. Champagne (the Individual Defendants). The plaintiffs have filed a Consolidated Class Action Complaint in the Consolidated Lawsuit alleging that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company moved to dismiss all of the allegations in the Consolidated Lawsuit and believes that they do not provide a basis for the recovery of damages because the Company made all required disclosures on a timely basis. The Company and the Individual Defendants have also filed an Answer to the Consolidated Class Action Complaint, and the Company intends to aggressively defend this lawsuit.

     The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of Company into Equity Corporation International (ECI);
(ii) purchased shares of Company common stock in the open market during the period from July 17, 1998, through January 26, 1999 (the Class Period); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI that became options to purchase Company common stock pursuant to the merger; and (vi) held Company employee stock options to purchase Company common stock under a stock plan during the Class Period. Excluded from the foregoing categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period. Judge Hughes has certified the Consolidated Lawsuit as a class action. On May 10, 2000, Judge Hughes signed an order amending the class definition to include James P. Hunter, III as a class member. Mr. Hunter was Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company. Mr. Hunter and a related family trust filed a separate lawsuit in state court in Angelina County, Texas, which is discussed below.

     The Company and the Individual Defendants have filed a Motion to Dismiss the Consolidated Lawsuit; the plaintiffs have filed their Opposition to Defendants' Motion to Dismiss the Consolidated Lawsuit; and the Company and the Individual Defendants have filed a Reply to Plaintiffs' Opposition to Defendants' Motion to

Dismiss the Consolidated Lawsuit. The foregoing pleadings will be considered by Judge Hughes in due course. A status conference is set for April 4, 2001.

     Copies of the complaint in the Consolidated Lawsuit and the pleadings that have been filed in response thereto and that are referred to herein are filed as exhibits to this Annual Report on Form 10-K.

     Cause No. 32548-99-11, James P. Hunter, III et al v. Service Corporation International et al; In the ________ Judicial District Court of Angelina County, Texas. On November 10, 1999, James P. Hunter, III and a related family trust filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (Hunter Litigation). The plaintiffs allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hunter Litigation denying the plaintiffs' allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Hunter Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.

     On May 10, 2000, Judge Hughes entered an order in the Consolidated Lawsuit in the federal district court staying the further prosecution of the Hunter litigation in state court. Hunter and the related family trust appealed this order, and the United States Court of Appeals for the Fifth Circuit lifted the stay in an order of September 13, 2000. Following this appeal, Judge Hughes then signed an order on October 5, 2000, prohibiting Mr. Hunter and the related family trust from pursuing discovery in the Hunter Litigation. Judge Hughes entered the order pursuant to the authority vested to him by the Securities Litigation Uniform Standards Act of 1998. Hunter and the related family trust filed a motion for a trial setting in the state district court.

     A copy of the Plaintiff's Original Petition in the Hunter Litigation and the Defendants' original answer in that proceeding are filed as exhibits to this Annual Report on Form 10-K.

     Cause No. 31,820-99-2; Charles Fredrick v. Service Corp. International; In the ________ Judicial District Court of Angelina County, Texas (Fredrick Litigation). This additional securities fraud case has been brought against the Company by a former shareholder of ECI alleging causes of action exclusively under Texas statutory and common law. The Company has filed an answer denying plaintiff's allegations. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Fredrick Litigation do not provide a basis for the recovery of damages. The Company intends to vigorously defend this litigation.

  New Litigation.

     Cause No. 33701-01-01; Jack D. Rottman v. Service Corporation International, et al; In the ________ Judicial District Court of Angelina County, Texas. On December 28, 2000, Jack Rottman filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company, and PricewaterhouseCoopers, L.L.P., the Company's independent accountants, in state District Court in Angelina County, Texas (Rottman Litigation). The plaintiff, a former officer of ECI, alleges, among other things, violations of Texas securities law and statutory and common law fraud, and seeks unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Rottman Litigation denying the plaintiff's allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Rottman Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.

     A copy of the Plaintiff's Original Petition in the Rottman Litigation and the Defendants' original answer in that proceeding are filed as exhibits to this Annual Report on Form 10-K.

     Cause No. 2000-63917; Jack T. Hammer v. Service Corporation International, et al.; In the 165th Judicial District Court of Harris County, Texas. On December 15, 2000, Jack T. Hammer filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company, and PricewaterhouseCoopers, L.L.P., the Company's independent accountants, in state District Court in Harris County, Texas (Hammer Litigation). The plaintiff, a former director of ECI, alleges, among other things, violations of Texas securities law and statutory and common law fraud, and seeks unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hammer Litigation denying the plaintiff's allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Hammer Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.

     A copy of the Plaintiff's Original Petition in the Hammer Litigation and the Defendants' original answer in that proceeding are filed as exhibits to this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 28, 2001 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                      YEAR FIRST
                                                                                        BECAME
            OFFICER NAME               AGE                  POSITION                  OFFICER(1)
            ------------               ----                 --------                  ----------
R. L. Waltrip........................  (70)   Chairman of the Board and Chief            1962
                                              Executive Officer
B. D. Hunter.........................  (71)   Vice Chairman of the Board                 1986
Jerald L. Pullins....................  (59)   President and Chief Operating Officer      1992
Jeffrey E. Curtiss...................  (52)   Senior Vice President Chief Financial      2000
                                              Officer
James M. Shelger.....................  (51)   Senior Vice President General Counsel      1987
                                              and Secretary
J. Daniel Garrison...................  (49)   Vice President North American              1998
                                              Cemetery Operations
W. Cardon Gerner.....................  (46)   Vice President Corporate Controller        1999
W. Mark Hamilton.....................  (36)   Vice President Prearranged Sales           1996
Frank T. Hundley.....................  (41)   Vice President Treasurer                   2000
Lowell A. Kirkpatrick, Jr. ..........  (42)   Vice President Operational Management      1994
                                              Systems
Stephen M. Mack......................  (49)   Vice President North American Funeral      1998
                                              Operations
Thomas L. Ryan.......................  (35)   Vice President International               1999
                                              Operations
Eric D. Tanzberger...................  (32)   Vice President Investor Relations and      2000
                                              Assistant Corporate Controller
Stephen J. Uthoff....................  (49)   Vice President Chief Information           2000
                                              Officer
Michael R. Webb......................  (43)   Vice President Corporate Development       1998

---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Hunter was appointed Vice Chairman of the Board in January 2000. Prior thereto for more than five years, Mr. Hunter was the Chairman and Chief Executive Officer of Huntco, Inc., an intermediate steel processor. Mr. Hunter has been a director of the Company since 1986 and also served as Vice Chairman of the Board of the Company from September 1986 to May 1989.

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

     Mr. Ryan joined the Company in June 1996 as Director of Financial Reporting. Since then, Mr. Ryan has served as Director of Investor Relations and Managing Director and Chief Financial Officer of International Operations. Mr. Ryan was promoted to Vice President International Finance in February 1999 and appointed Vice President Operational Accounting and Analysis in February 2000 and became Vice President of International Operations in December 2000. Prior to joining the Company, Mr. Ryan was a certified public accountant with Coopers & Lybrand L.L.P. for more than five years.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2000, there were 7,457 holders of record of the Company's common stock.

     In October 1999, the Company suspended payment of regular quarterly cash dividends on its outstanding common stock in order to focus on improving cash flow and reducing existing debt. For the two years ended December 31, 1999 and 1998, dividends per share were $.27 and $.36, respectively.

     The table below shows the Company's quarterly high and low common stock prices for the three years ended December 31, 2000:

                                          2000             1999              1998
                                      -------------   ---------------   ---------------
                                      HIGH     LOW     HIGH     LOW      HIGH     LOW
                                      -----   -----   ------   ------   ------   ------
First quarter.......................  $7.00   $3.00   $38.50   $14.25   $43.69   $35.69
Second quarter......................   5.44    2.81    21.19    13.31    44.63    38.94
Third quarter.......................   3.50    2.13    18.88    10.56    45.88    31.88
Fourth quarter......................   2.56    1.69    10.31     6.44    39.25    29.81

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

ITEM 6. SELECTED FINANCIAL DATA.

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following selected consolidated financial data for the years December 31, 1996 through 2000 is derived from the Company's audited consolidated financial statements. This data should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements included in Item 8 of this and previous year's Form 10-K.

     In the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). See note three to the consolidated financial statements in Item 8 of this Form 10-K for more details on the implementation of SAB No. 101. As a result of this implementation, the Company has changed certain of its accounting policies regarding the manner in which the Company records preneed sales activities. The Company recorded a one time, non-cash charge of $909,315 as of January 1, 2000 representing the cumulative effect of this accounting change. The selected consolidated financial data presented below for 2000 is reported after the implementation of SAB No. 101 on January 1, 2000. The selected consolidated statement of operations data presented below for 1999 and 1998 are reported on a proforma basis as if the implementation of SAB No. 101 had occurred in those years. The selected consolidated statement of operations data presented below for 1997 and 1996 are reported on a historical basis, as it was impractical for the Company to obtain the amounts on a proforma basis for these two years. Further, results of operations from discontinued operations have been reclassified for all periods presented to reflect these operations as discontinued (see note four to the consolidated financial statements of Item 8 of this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                           PROFORMA                  HISTORICAL
                                                   -------------------------   -----------------------
                                        2000          1999          1998          1997         1996
                                     -----------   -----------   -----------   ----------   ----------
SELECTED CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
  Revenue from continuing
     operations....................  $ 2,564,730   $ 2,745,114   $ 2,354,822   $2,461,690   $2,287,543
  Income (loss) from continuing
     operations before
     extraordinary gains and
     cumulative effect of
     accounting change.............     (425,523)     (210,668)      147,854      368,650      261,005
  Net income (loss)................   (1,343,251)     (191,856)      158,435      333,750      265,298
  Earnings per share:
     Income (loss) from continuing
       operations before
       extraordinary gains and
       cumulative effect of
       accounting change
       Basic.......................        (1.56)         (.77)          .58         1.51         1.11
       Diluted.....................        (1.56)         (.77)          .57         1.45         1.06
     Net income (loss)
       Basic.......................        (4.93)         (.70)          .62         1.36         1.13
       Diluted.....................        (4.93)         (.70)          .61         1.31         1.08
     Cash dividends per share......           --           .27           .36          .30          .24
SELECTED CONSOLIDATED BALANCE SHEET
  DATA (HISTORICAL):
  Total assets.....................   12,898,469    12,978,230    11,729,816    9,925,643    8,403,431
  Long-term debt, less current
     maturities....................    3,114,515     3,636,067     3,764,590    2,634,699    2,048,737
  Convertible preferred securities
     of SCI Finance LLC............           --            --            --           --      172,500
  Stockholders' equity.............    1,975,821     3,495,273     3,154,102    2,726,004    2,235,317

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

INTRODUCTION

     The Company is the largest provider of funeral and cemetery services in the world. As of December 31, 2000, the Company operated 3,611 funeral service locations, 569 cemeteries and 200 crematoria located in 18 countries on five continents. The Company conducts funeral service operations in all 18 countries and cemetery operations in North America, South America, Australia and certain countries within Europe. As of December 31, 2000, the Company's largest markets were North America and France, which when combined, represent approximately 84% of the Company's consolidated revenues, 83% of consolidated income from operations before non-recurring items and 78% of the Company's total operating locations.

     The funeral and cemetery operations are organized with a North America division covering the United States and Canada, a European division responsible for all operations in Europe and other international operations managed in the Pacific Rim and South America. During 2000, the Company reorganized leadership of its European operations to focus on stabilizing the Company's market share in its European markets.

     The majority of the Company's operations throughout the world are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest of the operating expenses for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. In the first quarter of 2000, the Company began the process of implementing Central Processing Centers throughout North America in order to further assist in the efficiencies of accounting and back-office functions. Once implementation is complete, which is expected in 2001, these Central Processing Centers will take further advantage of this clustering concept in order to reduce personnel costs.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has approximately 197 combination facilities in which a funeral service location is contained within a cemetery. The other services operations consist of the Company's lending subsidiary, which previously provided capital financing for independent funeral and cemetery operations. In 1999, the Company decided to indefinitely suspend the operations of its lending subsidiary. On August 31, 2000, the Company sold a substantial portion of the loan portfolio of its lending subsidiary. The operations of the lending subsidiary through August 31, 2000 have been included herein as other services. Subsequent to this sale date, all activities on remaining loans will be recorded in other income in the Company's consolidated statement of operations.

     During 2000, the Company entered into definitive agreements to sell its wholly owned insurance operations in France and the United States, thereby discontinuing the operations of the Company's insurance segment and reclassifying the financial statements in accordance with accounting principles applicable to discontinued operations for all periods presented. In the third quarter of 2000, the Company completed these transactions and recorded an after tax loss of $43,733 associated with these disposals. The Company has entered into marketing agreements with the purchasers, which became effective at the closing of the transactions and are expected to produce more free cash flow for the Company over the next several years than if the insurance operations were owned by the Company. The marketing agreements with both the United States and French insurance companies are also expected to provide enhanced opportunities to sell prearranged funerals in the Company's worldwide funeral markets.

STRATEGIC INITIATIVES

     Historically, the Company's growth has been largely attributable to acquiring funeral and cemetery businesses which resulted in creating the world's largest network of funeral service locations and cemeteries.

The Company believes this network forms the foundation of its growth initiatives going forward. During the mid-1990s, the market to acquire funeral service locations and cemeteries became extremely competitive which resulted in increased acquisition prices and substantially reduced returns on invested capital. In early 1999, the Company announced plans to significantly reduce the level of its acquisition activity and pursue other means to create meaningful growth from its existing operations. As a result, the Company's strategic plan in 2000 was focused on reducing overhead costs, increasing cash flow and reducing debt while at the same time developing key revenue initiatives designed to drive future internal growth in the Company's core funeral and cemetery operations without the outlay of significant capital. Management's current bonus compensation plan is aligned with the execution of these elements of its strategic plan.

  Overhead Costs

     The Company's overhead costs include corporate general and administrative costs, regional field overhead costs and other home office costs related to functions directly supporting field operations. As a result of the Company's focus on overhead reduction, total overhead costs for the full year of 2000 decreased approximately 6.5% compared to the full year of 1999, excluding overhead costs associated with the Company's trust administration functions. The Company received substantial non-recurring receipts in 2000 from the collection of amounts due to the Company from funeral and cemetery trust funds. To accomplish the receipt of these funds, as well as to continue to provide normal trust administration activities, the Company incurred approximately $11,700 more costs in 2000 related to its trust administration functions compared to 1999. In the first quarter of 2001, the Company outsourced its trust administration functions to KPMG LLP which is expected to reduce future cash overhead costs while at the same time continuing the timely collection of amounts due to the Company from funeral and cemetery trust funds.

  Operating Free Cash Flow

     The Company's strategic plan in 2000 included the execution of several cash flow initiatives that were designed to increase the Company's operating free cash flow. The Company considers operating free cash flow to be cash funds that can generally be used to reduce the Company's debt and is defined more specifically in the Financial Condition, Liquidity and Capital Resources section in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's total operating free cash flow for the year ended December 31, 2000 was $219,725, at the upper end of the Company's expected range of $100,000 to $250,000. A summary of the Company's operating free cash flow is shown below.

                                                                        2001 OPERATING FREE
                                                       IMPROVEMENT IN        CASH FLOW
                                   1999       2000     2000 OVER 1999    RUN RATE TARGETS
                                 --------   --------   --------------   -------------------
Total operating free cash
  flow.........................  $ (6,520)  $219,725      $226,245       $200,000-$250,000
Recurring operating free cash
  flow.........................  $(88,720)  $ 62,025      $150,745       $100,000-$150,000

     The Company has improved total operating free cash flow by $226,245 primarily through the reduction of capital expenditures to maintenance levels and the suspension of the Company's quarterly cash dividend. The Company also executed several other cash initiatives in 2000 including the efficient retrieval of funds due to the Company from certain funeral and cemetery trusts, the realignment of preneed cemetery and prearranged funeral sales structures to become more cash flow positive and the suspension of the Company's acquisition program. The Company expects its total operating free cash flow (including non-recurring receipts of funds) to be between the run rate targets of $200,000 to $250,000 by the end of 2001. Through March 15, 2001, the Company had already received approximately $131,000 of non-recurring receipts of funds from certain income tax refunds and from the collection of receivables from funeral and cemetery trust funds.

     Included in the Company's total operating free cash flow are receipts of funds that are of a non-recurring nature totaling $157,700 for the full year of 2000 and $82,200 for the full year of 1999. These funds relate to the collection of receivables due to the Company from funeral and cemetery trust funds. Excluding these non-recurring receipts of funds, the Company's recurring operating free cash flow was $62,025 in 2000 and a use of $88,720 in 1999. The Company continues to implement existing and additional initiatives in 2001 to increase its recurring operating free cash flow from 2000 levels. These cash flow initiatives are categorized as revenue growth initiatives, working capital improvements, cost reduction initiatives, asset redeployment and enhanced funeral and cemetery trust administration and management. Revenue initiatives include such programs as the Company's Dignity Memorial(TM) packaged funeral plans and the development of affinity relationships. These initiatives are discussed in further detail in the section Revenue Growth Initiatives included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Working capital improvements include programs to accelerate customer collections and deliver pre-sold merchandise to customers to satisfy trusting requirements. Cost reduction initiatives include changes to the Company's employee benefit plans and other overhead reductions primarily related to information technology costs. The Company's recurring operating free cash flow is also expected to increase related to assets being redeployed and managed more efficiently such as cash override payments that will be received as a result of marketing agreements entered in connection with the sale of its insurance subsidiaries and interest savings as a result of proceeds received from divestitures completed in 2000 and from proceeds to be received from the sale of certain North America funeral and cemetery operations announced in January 2001. Enhanced cemetery and funeral trust administration and management will allow the Company to increase operating free cash flow by reducing processing times for trust claims and accelerate trust distributions as well as the continuation of the Company's surety bond program for additional financial assurance discussed in the Financial Assurances section in Financial Condition, Liquidity and Capital Resources in this Form 10-K. The Company is currently in various stages of executing the above cash flow initiatives and, along with other cash flow initiatives currently under development, expects these initiatives to increase the Company's operating free cash flow from $62,025 in 2000 to a run rate between $100,000 to $150,000 by the end of 2001 and to a run rate between $200,000 to $250,000 by the end of 2002.

  Long-Term Debt

     The Company's total debt at December 31, 2000 was $3,291,297, which was slightly below the Company's anticipated range of $3,300,000 to $3,600,000. The Company's total debt balances are detailed below.

Peak debt at September 30, 1999................  $4,200,023
Debt at December 31, 1999......................  $4,060,016
Debt at December 31, 2000......................  $3,291,297
Target debt range at December 31, 2002.........  $2,000,000-$2,500,000

     The Company's debt reduction programs over the past fifteen months have exceeded its expectations with its total debt being reduced by over $908,000 or 22% from the Company's peak debt level at September 30, 1999. The Company has achieved this reduction of debt primarily through funds received from its total operating free cash flow and the sale of certain assets and non-core businesses. In 2000, the Company completed the sale of certain loans of its lending subsidiary, the termination or assignment away of certain financial swap agreements, the sale of its discontinued insurance operations and various other asset sales. These transactions produced after tax cash proceeds of $489,369 in 2000 and, coupled with total operating free cash flow in 2000 were the primary factors that allowed the Company to reduce its debt below its anticipated range of $3,300,000 to $3,600,000 by the end of 2000.

     The Company is continuing to sell certain non-strategic funeral and cemetery operations in North America in 2001 that are not well aligned with the Company's long-term strategy. The Company will also continue discussions with various parties concerning the possibility of joint venturing primarily its international operations. Alliances and joint ventures with strategic partners could include groups that offer unique competitive advantages not previously available to the Company, such as access to customer databases, marketing services and prearrangement financing. Proceeds from any investments made by strategic partners would be used by the Company to reduce its debt. With substantial non-recurring receipt of funds expected in 2001, improvements in recurring operating free cash flow described earlier, proceeds expected from sales of certain non-strategic funeral and cemetery operations in North America and proceeds from joint venture programs primarily with the Company's international operations, the Company anticipates reducing its debt from the current level of $3,291,297 to a range of $2,000,000 to $2,500,000 by the end of 2002.

  Revenue Growth Initiatives

     The Company has the largest network of funeral homes and cemeteries in the world. The Company has unique opportunities to leverage this network by adding new products and services, attracting new customers to its existing facilities and to aggressively expand its current market share in its funeral and cemetery markets. The Company plans to expand its market share and generate future revenue growth through the execution of several initiatives without the outlay of significant additional capital. Six of the Company's most important revenue growth initiatives primarily being implemented in North America are listed below.

     - Creation of a seamless, national brand of funeral service locations under the Dignity Memorial(TM) brand name.

     - Implementation of Dignity Memorial(TM) funeral packages.

     - Establishment of exclusive, national, branded affinity relationships with employers, social, fraternal and charitable groups or institutions.

     - Improvement of standards in customer service.

     - Continued commitment to funeral and cemetery prearrangement.

     - Expansion of cremation marketing, merchandising and services.

     The development of the Dignity Memorial(TM) brand name is a unique opportunity that the Company believes only it can pursue because of it size and geographic diversity and creates the first national brand in the death care industry for funeral service locations that will be recognized and portable on a national basis. A national network with national portability of products and services is important to the Company's current and prospective affinity partners. The Dignity Memorial(TM) provider network will also be developed through an affiliate program by offering non-SCI funeral service locations, primarily in markets where the Company does not currently have coverage, the opportunity to join the Dignity Memorial(TM) provider network and have access to the Dignity Memorial(TM) branded products and services, prearranged funeral funding services, merchandising expertise and Internet capabilities.

     The Company is also in the process of implementing Dignity Memorial(TM) branded funeral packages in North America which will be completed in 2001. The Dignity Memorial(TM) funeral packages are designed to simplify customer decision making and include new products and services which have traditionally not been available through funeral service locations. Examples of these new products and services include legal services, estate organizing and planning, grief counseling and virtual family archiving services on the Internet. These new products and services are designed to increase customer satisfaction while also increasing funeral operating revenues and profitability.

     The Company is continuing its efforts to execute agreements with affinity partners on national, regional and local levels which provide exclusive, direct access through mail or other agreed upon media to large groups of individuals who meet the Company's ideal customer profile. The Company then tailors funeral plans to suit the affinity partner's membership requirements. As an example, the Company has begun implementation of specialized funeral plans through an affinity relationship with the Veterans of Foreign Wars (VFW) and the VFW Ladies Auxiliary in 2001, which includes VFW and branch of service logos, unique flag and medal cases and specified services requested for VFW members.

     Beginning in 1998 and completed in 2000, the Company implemented comprehensive continuous customer surveys to provide valuable feedback from consumers in order to enhance customer service and provide insight into consumer preferences for additional products and services on a global basis. The Company received responses from 48% of all families serviced in 2000 in North America funeral service locations which indicated a high approval rating.

     The Company also remains committed to prearrangement programs with consumers for funeral and cemetery products and services, which the Company believes can increase future market share in its funeral service and cemetery markets. At December 31, 2000, the Company had deferred preneed cemetery contract revenues of $1,815,157 which will be recognized as revenues in future periods. See note six to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of preneed cemetery sales activities. During 2000, the Company restructured its prearranged organization and compensation plans to improve the cash flows from the Company's prearrangement activities. In addition to funding approximately 75% of prearranged funeral contracts through insurance sources creating general agency revenue and cash overrides, the Company also introduced direct-to-consumer prearranged marketing in North America in 2000 which opens a new marketing channel with consumers to expand the scope of the Company's prearragement activities. The funds collected from consumers for prearranged funeral contracts are generally placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance policies from third party insurers. At December 31, 2000, the Company had deferred prearranged funeral contracts of $4,537,669. The recognition of deferred prearranged funeral contract revenues is estimated to occur in the following years as follows:

2001.....................................................  $  396,000
2002.....................................................     371,000
2003.....................................................     307,000
2004.....................................................     308,000
2005.....................................................     279,000
2006 through 2010........................................   1,071,000
2011 and thereafter......................................   1,805,669
                                                           ----------
                                                           $4,537,669
                                                           ==========

     The Company also believes that there are significant opportunities available to increase market share in the cremation segment of its markets through more effective marketing of cremation products and services. While the Company will continue to expand cremation memorialization products and services at its traditional funeral service locations and cemeteries, the Company also plans to expand the Company owned largest single provider of cremation services in North America, National Cremation Service(R), from its existing base in ten states into seven additional states by the end of 2002.

ACCOUNTING CHANGE

     In the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101) which changes the Company's accounting policies regarding the manner in which the Company records preneed sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. The accounting change, which occurred as a result of the required implementation of SAB No. 101, has been treated as a change in accounting principle effective as of the beginning of 2000. In general, the change requires the Company to recognize preneed cemetery interment right revenue from constructed cemetery property when at least 10% of the sales price is received in cash from the customer, defer all preneed cemetery merchandise and service revenues and associated trust investment earnings until the merchandise is delivered or the services are performed, and to defer only obtaining costs that vary with and are primarily related to the acquisition of new preneed cemetery and funeral business. For a more detailed discussion of these changes, see note three to the consolidated financial statements in Item 8 of this Form 10-K. The cumulative effect of these changes resulted in an after tax charge of $909,315 or $3.34 per diluted share.

     Generally, these changes will result in reduced cemetery revenues and operating income and reduced funeral operating income in the near future. These changes are due to the deferral of previously recognized preneed cemetery merchandise, services and associated trust fund income until the merchandise is delivered or the service is performed and recognizing as period costs certain direct selling and marketing costs previously deferred associated with preneed funeral activities.

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the years ended December 31, 2000, 1999 and 1998. As previously disclosed, the Company implemented SAB No. 101 in 2000 which primarily changes the Company's accounting policies regarding the manner in which the Company records preneed sales activities. For purpose of the following discussion, 2000 financial information is presented as reported with the implementation of SAB No. 101 at the beginning of 2000, 1999 financial information is presented on a proforma basis as if SAB No. 101 had been implemented during 1999 and an historical basis, and 1998 financial information is presented as originally reported. All comparisons in this results of operations section between 2000 and 1999 will be discussed using proforma 1999 amounts. All comparisons in this results of operations section between 1999 and 1998 will be discussed using historical 1999 amounts and information previously reported by the Company. The Company has excluded the results of operations of its discontinued insurance operations from the following discussions for years 2000, 1999 and 1998. During 2000, the Company completed the sale of its discontinued insurance operations to third parties. Results for the Company's continuing operations by geographic segment are detailed in the following tables:

                                                                   AS REPORTED
                                                          YEAR ENDED DECEMBER 31, 2000
                              -------------------------------------------------------------------------------------
                                NORTH       % OF                 % OF      OTHER      % OF                   % OF
                               AMERICA     REVENUE    EUROPE    REVENUE   FOREIGN    REVENUE     TOTAL      REVENUE
                              ----------   -------   --------   -------   --------   -------   ----------   -------
Revenues:
  Funeral...................  $1,185,110     68.2%   $659,295     96.1%   $ 67,564     47.7%   $1,911,969     74.5%
  Cemetery..................     540,410     31.1%     26,904      3.9%     73,953     52.3%      641,267     25.0%
  Other Services............      11,494      0.7%         --       --          --       --        11,494      0.5%
                              ----------    -----    --------    -----    --------    -----    ----------    -----
                              $1,737,014    100.0%   $686,199    100.0%   $141,517    100.0%   $2,564,730    100.0%
                              ==========    =====    ========    =====    ========    =====    ==========    =====
Gross profit and margin
  percentage:
  Funeral...................  $  220,467     18.6%   $ 38,509      5.8%   $  7,939     11.8%   $  266,915     14.0%
  Cemetery..................      41,558      7.7%      5,275     19.6%     11,599     15.7%       58,432      9.1%
  Other Services............       2,295     20.0%         --       --          --       --         2,295     20.0%
                              ----------    -----    --------    -----    --------    -----    ----------    -----
                              $  264,320     15.2%   $ 43,784      6.4%   $ 19,538     13.8%   $  327,642     12.8%
                              ==========    =====    ========    =====    ========    =====    ==========    =====

                                                                    PROFORMA
                                                          YEAR ENDED DECEMBER 31, 1999
                              -------------------------------------------------------------------------------------
                                NORTH       % OF                 % OF      OTHER      % OF                   % OF
                               AMERICA     REVENUE    EUROPE    REVENUE   FOREIGN    REVENUE     TOTAL      REVENUE
                              ----------   -------   --------   -------   --------   -------   ----------   -------
Revenues:
  Funeral...................  $1,183,829     65.6%   $769,014     96.5%   $ 57,373     39.7%   $2,010,216     73.2%
  Cemetery..................     598,852     33.2%     28,164      3.5%     87,124     60.3%      714,140     26.0%
  Other Services............      20,758      1.2%         --       --          --       --        20,758      0.8%
                              ----------   ------    --------    -----    --------    -----    ----------   ------
                              $1,803,439   100.00%   $797,178    100.0%   $144,497    100.0%   $2,745,114    100.0%
                              ==========   ======    ========    =====    ========    =====    ==========   ======
Gross profit and margin
  percentage:
  Funeral...................  $  229,930     19.4%   $ 55,737      7.2%   $  5,186      9.0%   $  290,853     14.5%
  Cemetery..................      40,472      6.8%      3,075     10.9%     23,842     27.4%       67,389      9.4%
  Other Services............     (29,467)  (141.9)%        --       --          --       --       (29,467)  (141.9)%
                              ----------   ------    --------    -----    --------    -----    ----------   ------
                              $  240,935     13.4%   $ 58,812      7.4%   $ 29,028     20.1%   $  328,775     12.0%
                              ==========   ======    ========    =====    ========    =====    ==========   ======

                                                                   AS REPORTED
                                                          YEAR ENDED DECEMBER 31, 1999
                              -------------------------------------------------------------------------------------
                                NORTH       % OF                 % OF      OTHER      % OF                   % OF
                               AMERICA     REVENUE    EUROPE    REVENUE   FOREIGN    REVENUE     TOTAL      REVENUE
                              ----------   -------   --------   -------   --------   -------   ----------   -------
Revenues:
  Funeral...................  $1,183,829     58.6%   $780,206     95.8%   $ 75,313     43.8%   $2,039,348     67.8%
  Cemetery..................     816,695     40.4%     34,363      4.2%     96,794     56.2%      947,852     31.5%
  Other Services............      20,758      1.0%         --       --          --       --        20,758      0.7%
                              ----------   ------    --------    -----    --------    -----    ----------   ------
                              $2,021,282    100.0%   $814,569    100.0%   $172,107    100.0%   $3,007,958    100.0%
                              ==========   ======    ========    =====    ========    =====    ==========   ======
Gross profit and margin
  percentage:
  Funeral...................  $  274,199     23.2%   $ 79,270     10.2%   $ 13,025     17.3%   $  366,494     18.0%
  Cemetery..................     205,040     25.1%     10,823     31.5%     31,856     32.9%      247,719     26.1%
  Other Services............     (29,467)  (141.9)%        --       --          --       --       (29,467)  (141.9)%
                              ----------   ------    --------    -----    --------    -----    ----------   ------
                              $  449,772     22.3%   $ 90,093     11.1%   $ 44,881     26.1%   $  584,746     19.4%
                              ==========   ======    ========    =====    ========    =====    ==========   ======

                                                                   AS REPORTED
                                                          YEAR ENDED DECEMBER 31, 1998
                              -------------------------------------------------------------------------------------
                                NORTH       % OF                 % OF      OTHER      % OF                   % OF
                               AMERICA     REVENUE    EUROPE    REVENUE   FOREIGN    REVENUE     TOTAL      REVENUE
                              ----------   -------   --------   -------   --------   -------   ----------   -------
Revenues:
  Funeral...................  $1,007,462     56.1%   $765,532     96.8%   $ 56,142     51.5%   $1,829,136     67.8%
  Cemetery..................     768,229     42.8%     25,564      3.2%     52,808     48.5%      846,601     31.4%
  Other Services............      20,580      1.1%         --       --          --       --        20,580      0.8%
                              ----------    -----    --------    -----    --------    -----    ----------    -----
                              $1,796,271    100.0%   $791,096    100.0%   $108,950    100.0%   $2,696,317    100.0%
                              ==========    =====    ========    =====    ========    =====    ==========    =====
Gross profit and margin
  percentage:
  Funeral...................  $  287,012     28.5%   $ 88,541     11.6%   $  9,054     16.1%   $  384,607     21.0%
  Cemetery..................     282,754     36.8%      7,936     31.0%     15,471     29.3%      306,161     36.2%
  Other Services............       9,441     45.9%         --       --          --       --         9,441     45.9%
                              ----------    -----    --------    -----    --------    -----    ----------    -----
                              $  579,207     32.2%   $ 96,477     12.2%   $ 24,525     22.5%   $  700,209     26.0%
                              ==========    =====    ========    =====    ========    =====    ==========    =====

     For the year ended December 31, 2000, the Company reported total revenues from continuing operations of $2,564,730, representing a 6.6% decrease compared to proforma total revenues for 1999 of $2,745,114. Gross profit from continuing operations was relatively flat compared to the proforma results of 1999, while the gross margin percentage increased slightly in 2000 to 12.8% compared to 12.0% from proforma 1999 results.

  Funeral

     Funeral revenues decreased from $2,010,216 in 1999 to $1,911,969 in 2000. This decrease in funeral revenues was primarily attributable to a foreign currency translation effect of approximately $100,000 negatively affecting European funeral revenues in 2000 compared to 1999. The Company performed 6.0% less funeral services in its European funeral service locations in 2000 compared to 1999 as a result of a reduction in the number of deaths in Europe and from losses in market share in the Company's French funeral service locations primarily as a result of increased and new competition from the deregulation of the funeral industry in France. For further information on the deregulation of the funeral industry in France, see the section Regulation in Item 1 of this Form 10-K. The Company reorganized its European management team in late 2000 to try to stabilize its market share in France. The average revenue per funeral service increased 0.8% in 2000 compared to 1999 in European funeral service locations.

     Funeral revenues in North America increased $1,281 in 2000 compared to 1999. North America funeral service locations performed 0.8% less funeral services in 2000 compared to 1999 while the average revenue per funeral service increased by 1.0% during 2000 from 1999 levels. In the fourth quarter of 2000, the average revenue per funeral service in North America funeral service locations increased 2.6% compared to the same period of 1999, an increase attributable to the Company's revenue growth initiatives, such as the introduction of Dignity Memorial(TM) funeral packages discussed earlier taking effect in the latter half of 2000.

     Funeral gross profits decreased $23,938 in 2000 compared to 1999. While funeral gross profits in North America decreased slightly in 2000 compared to 1999 as a result of less funeral services performed and inflationary cost increases, most of the decrease in gross profits was attributable to funeral gross profits decreasing $17,228 in European funeral service locations. The primary reason for this decrease in funeral gross profits was a reduction in the number of deaths in 2000 in Europe compared to 1999 as well as losses in market share in French funeral service locations.

     Funeral revenues increased by $210,212 in 1999 compared to 1998 primarily as a result of acquisitions. Funeral revenues in North America funeral service locations increased in 1999 compared to 1998 primarily as a result of the Company's acquisition in January 1999 of Equity Corporation International (ECI), formerly the fourth largest company in the death care industry. The Company also acquired funeral service locations in Spain, Norway and the Netherlands in 1999 resulting in increased funeral revenues in European funeral service locations in 1999 compared to 1998. Funeral gross profits decreased by $18,113 in 1999 compared to 1998 primarily due to higher costs at acquired locations, specifically related to the Company's merger with ECI in January 1999. Typically, acquisitions will temporarily exhibit lower gross profit margins until these locations have been fully assimilated into the Company's clusters. Further, the gross margin percentage at ECI locations had been historically lower than the Company's gross margin percentages and this has negatively affected the total gross margin percentage in North America. The decrease in European gross profit and margin percentage in 1999 was primarily the result of less funeral services performed causing reduced profit due to the Company's fixed cost structure, coupled with delays in labor negotiations in France related to cost rationalization programs.

  Cemetery

     Cemetery revenues decreased from $714,140 in 1999 to $641,267 in 2000. This decrease in cemetery revenues was primarily attributable to decreases in revenues in North America cemetery operations. North America cemetery revenues decreased $58,442 in 2000 compared to 1999 as a result of significant changes to cemetery employee compensation plans which began to be implemented in late 1999. The Company changed the cemetery employee compensation plans to increase cash flow in this business segment which had the impact of adversely affecting cemetery revenues in 2000.

     Cemetery gross profits decreased from $67,389 in 1999 to $58,432 in 2000. This decrease in cemetery gross profits was primarily attributable to higher cancellation costs in cemetery operations in South America included in the Company's other foreign cemetery segment. Cemetery gross profits in North America increased by $1,086 in 2000 compared to 1999 as a result of the above mentioned changes to cemetery employee compensation plans and other cost measures in North America cemetery operations.

     Cemetery revenues increased by $101,251 in 1999 compared to 1998 primarily as a result of acquisitions. The increase of $48,466 in 1999 North America cemetery revenues compared to 1998 was primarily the result of an increase in revenues as a result of the Company's January 1999 merger with ECI, partially offset by the decrease of net cemetery trust earnings and a reduction of operating earnings related to the sale of excess undeveloped cemetery property. The increases in revenue of $8,799 from European operations in 1999 compared to 1998 were the result of acquisitions in the United Kingdom and Belgium in 1999 and the $43,986 increase in 1999 revenues compared to 1998 from other foreign operations was the result of acquisitions in Chile, Argentina and Uruguay.

     Cemetery gross profits decreased by $58,442 in 1999 compared to 1998 primarily as a result of increased costs from North America cemetery operations. These increased costs were primarily the result of increases in property costs and commission expenses, prior to the implementation of the above mentioned changes to cemetery employee compensation plans in late 1999, related to heritage cemetery property sales initiatives coupled with reductions in net cemetery trust earnings and operating earnings related to the sale of excess undeveloped cemetery property. The 1999 increase of $16,385 in other foreign gross profits was the result of increases in the gross margin percentage from the Company's acquired South American operations. The gross margin percentage in Argentina improved to 24.0% in 1999 from 19.4% in 1998.

  Other Services

     The Company's other services operations consist of the Company's lending subsidiary, which previously provided capital financing for independent funeral and cemetery operations. In 1999, the Company decided to indefinitely suspend the operations of its lending subsidiary. On August 31, 2000, the Company sold a substantial portion of the loan portfolio of its lending subsidiary. The operations of the lending subsidiary through August 31, 2000 have been included herein as other services. Subsequent to this sale date, all activities on remaining loans have been recorded in other income in the Company's consolidated statement of operations.

     The Company acquired by deed in lieu of foreclosure the collateral underlying certain loans in its portfolio. The Company recorded a provision for loan losses of $38,608 in 1999 associated with the lending subsidiary's loans that were not being held for sale. See note seventeen to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of these non-recurring charges related to the Company's lending subsidiary.

  Other Income and Expenses

     The Company's general and administrative expenses decreased from $82,585 in 1999 to $79,932 in 2000. General and administrative expenses were higher in 1999 than 2000 primarily due to higher information technology costs in 1999 related to year 2000 (Y2K) preparation, implementation of EVA(R) based incentive compensation models and the Company's North America proprietary point of sale systems that were placed into production in 1999. General and administrative expenses were $66,839 in 1998 which were lower than 1999 levels due to the high expenses in 1999 noted above.

     Interest expense was $281,548 in 2000 compared to $238,185 in 1999 and $177,053 in 1998. The increase in interest expense in 2000 over 1999 and 1998 levels reflects the high financing costs associated with the use of the Company's credit facilities in 2000 rather than its commercial paper programs in 1999 and 1998, as well as overall interest rate increases. The Company has made substantial progress in 2000 in reducing its debt and expects interest expense to be in the range of $230,000 and $250,000 in 2001.

     Other income was $34,636 in 2000 compared to $31,759 for 1999 and $43,649 in 1998. Other income primarily contains income from various notes receivable of the Company's lending subsidiary subsequent to August 31, 2000 (see earlier discussion of other services operations), equity from earnings of investments in certain companies, gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes and cash overrides from prearranged funeral sales with the Company's formerly owned insurance operations in North America and France (see discontinued operations discussions in Item 1 of this Form 10-K).

  Cremations

     In the death care industry in recent years, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. The west coast of the United States and the states of Arizona and Florida have the highest concentration of cremation consumers in North America. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company than traditional funeral services. In North America during 2000, 36.3% of all funeral services performed by the Company were cremation cases, compared to 33.9% performed in 1999. The Company in 2000 continued to expand its cremation memorialization products and services in several North America markets which has resulted in higher average sales for cremation cases compared to historical levels. The Company also continues to expand its nationally branded cremation service locations called National Cremation Service(R) (NCS). NCS currently operates in ten high cremation states and has plans to continue to expand into seven additional high cremation states. The Company believes that the NCS consumer would not have chosen the Company's traditional funeral service locations as an alternative to NCS, and therefore is considered an incremental customer to the Company.

  Restructuring and Non-Recurring Charges

     In 2000, the Company recorded several non-recurring items related to extraordinary gains on early extinguishments of debt, net losses associated with the sales of the Company's discontinued insurance operations, estimated losses from the planned divestitures of certain North America funeral homes and cemeteries, the reduction of the carrying value of an equity investment in North America, a loss on the sale of a minority interest in the stock of the Company's United Kingdom operations and certain changes to estimates in the Company's restructuring and non-recurring charges recorded in 1999. The above non-recurring items resulted in the Company incurring charges of $453,067 on a pretax basis or $1.64 per diluted share in 2000. In 1999, the Company recorded non-recurring items related to cost rationalization programs, a provision for loan losses related to the Company's lending subsidiary and extraordinary gains on early extinguishments of debt. These items resulted in the Company recording net non-recurring charges of $398,080 on a pretax basis or $.98 per diluted share in 1999. For further information detailing these non-recurring items recorded in 2000 and 1999, see note seventeen to the consolidated financial statements in Item 8 of this Form 10-K.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  General

     Historically, the Company's growth has been largely attributable to acquiring funeral and cemetery businesses which resulted in creating the world's largest network of funeral service locations and cemeteries. Funding required for the Company's acquisition program had historically been generated through public and private offerings of debt and the issuance of equity securities supplemented by the Company's revolving credit facilities and commercial paper. In early 1999, the Company announced plans to significantly reduce the level of its acquisition activity and pursue other means to create meaningful growth from its existing operations. As a result, the Company's strategic plan in 2000 was focused on reducing overhead costs, increasing cash flow and reducing its debt. The Company executed several cash flow initiatives in 2000 related to ongoing operations of the Company that were designed to increase the Company's operating free cash flow. The Company also executed initiatives in 2000 resulting in cash flows from the sale of certain assets and non-core businesses. The Company's initiatives related to ongoing operations of the Company included the reduction of capital expenditures to maintenance levels, the efficient retrieval of funds due to the Company from certain funeral and cemetery trusts, the realignment of preneed cemetery and prearranged funeral sales structures to become more cash flow positive and the suspension of the Company's quarterly cash dividend and acquisition program. During 2000, the Company also completed the sale of certain loans of its lending subsidiary, terminated or assigned away certain financial swap agreements, sold its discontinued insurance operations and sold various other assets.

     The reduction of capital expenditures to maintenance levels, suspension of the Company's quarterly cash dividend and the implementation of other cash flow initiatives and sales of assets and non-core businesses significantly improved the Company's operating free cash flow and created substantial cash proceeds in 2000 which were used by the Company to reduce its debt. The Company defines operating free cash flow as adjusted cash flow from operating activities, less capital expenditures and dividends paid. Adjusted cash flow from operating activities includes cash flow provided by operating activities as reflected in the consolidated statement of cash flow adjusted to exclude (i) cash flow provided by operating activities of the Company's discontinued insurance operations, (ii) cash payments associated with the Company's non-recurring and restructuring charges in 1999 and 2000 and (iii) other proceeds or payments (included in cash flow provided by operating activities) which are of a non-recurring operational nature. Generally, operating free cash flow is cash funds that can be used to reduce the Company's debt.

     The following details the Company's execution during 2000 towards its goals of increasing its operating free cash flow, as well as certain goals for 2001 and 2002.

                                              TWELVE MONTHS         YEAR 2000
                                                  ENDED            BENCHMARKS             2001                2002
                                            DECEMBER 31, 2000       ACHIEVED        RUN RATE TARGETS    RUN RATE TARGETS
                                            -----------------   -----------------   -----------------   -----------------
Operating free cash flow:
  Consolidated cash flow provided by
    operating activities..................      $ 368,240(1)
  Amount pertaining to discontinued
    insurance operations..................       (144,640)
  Payments on restructuring charges.......         46,655
  Effect of swap agreement terminations...         32,840
                                                ---------
  Adjusted cash flow from operating
    activities............................        303,095
  Capital expenditures....................        (83,370)
                                                ---------
TOTAL OPERATING FREE CASH FLOW............      $ 219,725       $100,000-$250,000   $200,000-$250,000          --
  Less: Non-recurring receipts of funds...       (157,700)
                                                ---------
RECURRING OPERATING FREE CASH FLOW........      $  62,025              --           $100,000-$150,000   $200,000-$250,000
                                                =========
Estimated after tax proceeds from sales of
  assets and non-core businesses..........      $ 489,369       $200,000-$500,000   $200,000-$500,000          --
                                                =========       =================   =================   =================
        TOTAL CASH FLOW AVAILABLE.........      $ 709,094       $300,000-$750,000   $400,000-$750,000          --
                                                =========       =================   =================   =================

---------------

(1) The net effect of prearranged funeral production and maturities has been reclassed from cash flows from investing activities to cash flows from operating activities as discussed in note two to the consolidated financial statements in Item 8 of this Form 10-K.

     Included in the Company's total operating free cash flow in 2000 of $219,725 are non-recurring receipts of funds totaling $157,700 relating to the collection of receivables due to the Company from funeral and cemetery trust funds. The Company continues to implement existing and additional initiatives in 2001 to increase its recurring operating free cash flow from 2000 levels. These cash flow initiatives are categorized as (i) revenue growth initiatives, (ii) working capital improvement, (iii) cost reduction initiatives, (iv) asset redeployment, and (v) enhanced funeral and cemetery trust administration and management. Revenue initiatives include such programs as the Company's Dignity Memorial(TM) packaged funeral plans and the development of affinity relationships. These initiatives are discussed in further detail in Revenue Growth Initiatives included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Working capital improvements include programs to accelerate customer collections and deliver pre-sold merchandise to customers to satisfy trusting requirements. Cost reduction initiatives include changes to the Company's employee benefit plans and other overhead reductions primarily related to information technology costs. The Company's recurring operating free cash flow is also expected to increase related to assets being redeployed and managed more efficiently, such as cash override payments that will be received as a result of marketing agreements entered in connection with the sales of its insurance operations and interest savings as a result of proceeds received from divestitures completed in 2000 and from proceeds to be received from the sale of certain North America funeral and cemetery operations announced in January 2001. Enhanced cemetery and funeral trust administration and management will allow the Company to increase operating free cash flow by reducing processing times of trust claims and accelerate trust distributions as well as the continuation of the Company's surety bond program for additional financial assurance discussed in the Financial Assurances section herein. The Company is currently in various stages of executing the above cash flow initiatives and, along with other cash flow initiatives currently under development, expects these initiatives to increase the Company's operating free cash flow from $62,025 in 2000 to a run rate between $200,000 to $250,000 by the end of 2002. The Company also expects recurring operating free cash flow to have a run rate between $100,000 to $150,000 by the end of 2001 as a result of the implementation of its current cash flow initiatives.

     The Company's total debt at December 31, 2000 was $3,291,297, which was slightly below the Company's anticipated range of $3,300,000 to $3,600,000. The Company's total debt balances are detailed below.

Peak debt at September 30, 1999...............  $4,200,023
Debt at December 31, 1999.....................  $4,060,016
Debt at December 31, 2000.....................  $3,291,297
Target debt range at December 31, 2002........  $2,000,000 - $2,500,000

     The Company's debt reduction programs over the past fifteen months have exceeded its expectations with its total debt being reduced by over $908,000 or 22% from the Company's peak debt level at September 30, 1999. The Company has achieved this reduction of debt primarily through funds received from its total operating free cash flow and the sale of certain assets and non-core businesses, both discussed earlier in this section. The Company is continuing to sell certain funeral and cemetery operations in North America in 2001 that are not well aligned with the Company's long-term strategy. The Company will also continue discussions with various parties concerning the possibility of joint venturing primarily its international operations. Alliances and joint ventures with strategic partners could include groups that offer unique competitive advantages not previously available to the Company, such as access to customer databases, marketing services and prearrangement financing. Proceeds from any investments made by strategic partners will be used by the Company to reduce its debt. With substantial non-recurring receipt of funds expected in 2001, improvements in recurring operating free cash flow described earlier, proceeds expected from sales of certain funeral and cemetery operations in North America and proceeds from joint venture programs with the Company's international operations, the Company anticipates reducing its debt from the current level of $3,291,297 to a range of $2,000,000 to $2,500,000 by the end of 2002.

     At December 31, 2000, the Company had current maturities of long-term debt of $176,782. The Company anticipates having funds available to eliminate these current maturities in 2001 through recurring operating free cash flow, proceeds from certain asset sales or joint venturing programs and other non-recurring receipts of funds. Through March 15, 2001, the Company had already received approximately $131,000 of non-recurring funds from certain income tax refunds and from the collection of receivables from funeral and cemetery trust funds.

     Of the Company's total long-term debt at December 31, 2000 of $3,114,515, the largest component is related to the Company's primary credit agreements maturing in June 2002. These credit agreements provide for borrowing up to $988,287 as of December 31, 2000 and consist of two committed facilities -- a 2-year term loan and a 5-year, multi-currency revolving facility, both due in June 2002. These credit agreements were amended effective November 2000. Significant terms of the amendments include certain agreements made by the Company to reduce commitment amounts on the credit facilities based upon net cash proceeds generated from joint venture and asset sale transactions closed after November 2000; changes to definitions and calculations of financial covenants related to a maximum debt-to-capitalization ratio, a minimum interest coverage ratio and a minimum net worth requirement; limits on the amount of Company assets that could be joint ventured or sold; and certain restrictions on future acquisition activity without lender approval. Under the terms of the amended credit agreements, the covenants will continue to be calculated using information without the implementation of SAB No. 101, until such time as the Company negotiates revised covenant calculations under the credit agreements. For further information on these credit facilities, see note eight to the consolidated financial statements in Item 8 of this Form 10-K. As of March 26, 2001, the Company had $658,455 outstanding under these credit agreements which provided for borrowings of up to $975,279 on this date. With non-recurring receipts of funds expected in 2001 and 2002, improvements in recurring operating free cash flow described earlier, proceeds expected from sales of certain funeral and cemetery operations in North America and proceeds from joint venture programs primarily with the Company's international operations, the Company believes funds will be available to reduce these maturities due in 2002 allowing for the refinancing of remaining balances outstanding, if any.

  EBITDA

     The Company reported EBITDA before non-recurring items for the years ended December 31, 2000 and 1999 of $532,453 and $586,273, respectively. EBITDA included continuing and discontinued operations for both periods and is calculated by adding depreciation and amortization expense and interest expense to the Company's pretax earnings after excluding non-recurring items defined in the section Restructuring and Non-Recurring Charges in Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Financial Assurances

     In support of the Company's operations, the Company has entered into arrangements with certain insurance companies whereby such insurance companies agree to issue surety bonds on behalf of the Company, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations that such surety bonds insure are appropriately recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues (see notes five and six to the consolidated financial statements in Item 8 of this Form 10-K for further details regarding the Company's prearranged funeral and preneed cemetery activities). The total surety bonds outstanding as of December 31, 2000 and 1999 were $215,350 and $182,322, respectively.

  Sources and Uses of Cash

     Net cash provided by operating activities was $368,240 in 2000 compared to $393,610 in 1999. Included in these totals is $144,640 and $141,650 of net cash provided by discontinued operations for 2000 and 1999, respectively. From continuing operations, net cash provided by operating activities was $223,600 in 2000 compared to $251,960 in 1999. The Company received non-recurring receipts of funds of $157,700 and $82,200 in 2000 and 1999, respectively, relating to the collection of receivables from certain funeral and cemetery trust funds which are included in net cash provided by continuing operations. Excluding these non-recurring receipts of funds, net cash provided by continuing operations decreased by approximately $104,000 in 2000 compared to 1999 primarily as a result of decreases in the gross profits of the Company's core funeral and cemetery operations in 2000 compared to 1999, increases in cash interest paid as well as from increases in other assets in 2000 related to federal income tax refunds to be received in 2001.

     Net cash provided by investing activities from continuing and discontinued operations was $193,068 in 2000 compared to net cash used in investing activities of $384,742 in 1999. Included in these totals are $122,966 and $197,587 of net cash used in investing activities by discontinued operations in 2000 and 1999, respectively. The Company limited its capital expenditures to maintenance levels in 2000 resulting in a reduction of cash used for capital expenditures of $123,761 in 2000 compared to 1999. The Company also received in 2000 substantial proceeds from sales of assets and non-core businesses which are included in net cash provided by investing activities in 2000.

     Net cash used in financing activities was $564,463 in 2000 compared to $266,756 in 1999. The Company used substantial proceeds from sales of assets and non-core businesses and from operating free cash flow to make substantial reductions to its debt in 2000 which is reflected in the Company's financing activities.

OTHER MATTERS

     Subsequent to December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of FASB Statement 133," in accordance with the extension provided for in SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." In accordance with these Standards, the Company will recognize a charge to income, net of applicable taxes, of approximately $7,500 in the first quarter of 2001. These statements establish accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Changes in the fair value of derivatives will be recorded either in earnings or in other comprehensive income, based on the type of risk for which the instrument is determined to be an effective hedge. Any change in fair value of an instrument that is not designated as a hedge, or any portion of a change in fair value of a hedging instrument that is deemed ineffective, will be immediately recognized in earnings.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     The statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate" or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

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

          3) The Company's ability to successfully implement and complete its strategic plan as defined in this Form 10-K, including the interest of third parties to enter into and consummate alliances and joint ventures with the Company.

          4) The Company's ability to generate expected proceeds from the sale of certain funeral and cemetery operations and to implement plans to improve recurring operating free cash flow.

          5) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.

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

          8) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies.

          9) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

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

     The Company historically used derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to hedge the Company's net investment in foreign assets. The derivative instruments held by the Company were for hedging purposes and were neither leveraged nor speculative in nature.

     In 2000, the Company eliminated its participation in derivative transactions by terminating or assigning away all foreign currency and interest rate swaps as mentioned in note nine to the consolidated financial statements in
Item 8 of this Form 10-K, thereby removing the Company's hedges of foreign exchange rate and interest rate exposure and the diversification of floating rate exposure mentioned above.

     At December 31, 2000, the Company's total debt consisted of approximately 76% of fixed interest rate debt at a weighted average rate of 6.81% and approximately 24% of floating interest rate debt at a weighted average rate of 7.94%. At December 31, 1999, after giving consideration to the interest rate swaps, the Company's total debt consisted of approximately 61% of fixed interest rate debt at a weighted average rate of 6.36% and approximately 39% of floating interest rate debt at a weighted average rate of 6.49%. Approximately 35% of the Company's floating rate exposure, as of December 31, 2000, is based in eight markets other than the United States (28% at December 31, 1999).

     The Company does not have a significant investment in foreign operations that are in highly inflationary economies. Approximately 24% of the Company's net investment and 26% of its operating income are denominated in foreign currencies at December 31, 2000.

  Marketable Equity and Debt Securities -- Price Risk

     In connection with the Company's prearranged funeral operations and preneed cemetery merchandise sales, the affiliated funeral and cemetery trust funds own investments in equity securities and mutual funds which are sensitive to current market prices. Cost and market values as of December 31, 2000 and 1999, are presented in notes five and six to the consolidated financial statements in Item 8 of this Form 10-K.

  Market-Rate Sensitive Instruments -- Interest Rate and Currency Risk

     At December 31, 2000, the Company's debt instruments were subject to interest rate and currency exchange rate risk. The Company performs sensitivity analyses to assess the impact of these risks on earnings. This analysis reflects the impact of a hypothetical 10% adverse change in market rates. In actuality, market rate volatility is dependent on many factors that are impossible to forecast. Therefore, the adverse changes described below could differ substantially from the hypothetical 10% impact.

     A sensitivity analysis of those instruments with variable interest rate components was modeled to assess the impact that changing interest rates could have on pretax earnings. The sensitivity analysis assumes an instantaneous 10% adverse change to the then prevailing interest rates with all other variables held constant. Given this model, the Company's pretax earnings, on an annual basis, would be negatively impacted by approximately $6,301 on December 31, 2000, and $9,402 on December 31, 1999.

     A similar model was used to assess the impact of changes in foreign currencies on interest expense. At December 31, 2000, the Company's debt exposure was primarily associated with the British pound, Canadian dollar and Australian dollar. A 10% adverse change in the strength of the U.S. dollar against these currencies would have negatively impacted the Company's interest expense, on an annual basis, by approximately $1,998 on December 31, 2000, and $11,451 on December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   27
Consolidated Statement of Operations for the three years
  ended December 31, 2000...................................   28
Consolidated Balance Sheet as of December 31, 2000 and
  1999......................................................   29
Consolidated Statement of Cash Flows for the three years
  ended December 31, 2000...................................   30
Consolidated Statement of Stockholders' Equity for the three
  years ended December 31, 2000.............................   31
Notes to Consolidated Financial Statements..................   32
Financial Statement Schedule:
II -- Valuation and Qualifying Accounts.....................   64

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Service Corporation International

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in note three to the consolidated financial statements, the Company changed its method of accounting for preneed sales activities.






PricewaterhouseCoopers LLP
Houston, Texas
March 29, 2001

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues................................................  $ 2,564,730   $ 3,007,958   $ 2,696,317
Costs and expenses......................................   (2,237,088)   (2,423,212)   (1,996,108)
                                                          -----------   -----------   -----------
Gross profit............................................      327,642       584,746       700,209
General and administrative expenses.....................      (79,932)      (82,585)      (66,839)
Restructuring and non-recurring charges.................     (461,072)     (362,428)           --
                                                          -----------   -----------   -----------
Operating income (loss).................................     (213,362)      139,733       633,370
Interest expense........................................     (281,548)     (238,185)     (177,053)
Other income............................................       34,636        31,759        43,649
Loss on sale of investment..............................      (56,704)           --            --
                                                          -----------   -----------   -----------
Income (loss) from continuing operations before income
  taxes, extraordinary gains and cumulative effect of
  accounting change.....................................     (516,978)      (66,693)      499,966
(Provision) benefit for income taxes....................       91,455        15,469      (168,405)
                                                          -----------   -----------   -----------
Income (loss) from continuing operations before
  extraordinary gains and cumulative effect of
  accounting change.....................................     (425,523)      (51,224)      331,561
Income from discontinued operations (net of income taxes
  of $6,543, $12,076 and $7,980 respectively)...........       13,347        16,927        10,581
Loss on disposals of discontinued operations (net of
  income taxes of $73,839)..............................      (43,733)           --            --
Extraordinary gains on early extinguishments of debt
  (net of income taxes of $12,630 and $1,071)...........       21,973         1,885            --
Cumulative effect of accounting change (net of income
  taxes of $552,491)....................................     (909,315)           --            --
                                                          -----------   -----------   -----------
         Net income (loss)..............................  $(1,343,251)  $   (32,412)  $   342,142
                                                          ===========   ===========   ===========
Earnings per share:
Basic:
  Income (loss) from continuing operations before
    extraordinary gains and cumulative effect of
    accounting change...................................  $     (1.56)  $      (.19)  $      1.30
  Income from discontinued operations...................          .05           .06           .04
  Loss from disposals of discontinued operations........         (.16)           --            --
  Extraordinary gains on early extinguishments of
    debt................................................          .08           .01            --
  Cumulative effect of accounting change................        (3.34)           --            --
                                                          -----------   -----------   -----------
         Net income (loss)..............................  $     (4.93)  $      (.12)  $      1.34
                                                          ===========   ===========   ===========
Diluted:
  Income (loss) from continuing operations before
    extraordinary gains and cumulative effect of
    accounting change...................................  $     (1.56)  $      (.19)  $      1.27
  Income from discontinued operations...................          .05           .06           .04
  Loss from disposals of discontinued operations........         (.16)           --            --
  Extraordinary gains on early extinguishments of
    debt................................................          .08           .01            --
  Cumulative effect of accounting change................        (3.34)           --            --
                                                          -----------   -----------   -----------
         Net income (loss)..............................  $     (4.93)  $      (.12)  $      1.31
                                                          ===========   ===========   ===========
Basic weighted average number of shares.................      272,172       272,281       256,271
                                                          ===========   ===========   ===========
Diluted weighted average number of shares...............      272,544       273,792       262,520
                                                          ===========   ===========   ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     SHARE AMOUNTS)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................   $    47,909     $    57,814
  Receivables, net of allowances............................       449,989         585,269
  Inventories...............................................       170,056         190,343
  Net assets of discontinued operations.....................            --         208,851
  Other.....................................................       239,345         101,220
                                                               -----------     -----------
          Total current assets..............................       907,299       1,143,497
                                                               -----------     -----------
Prearranged funeral contracts...............................     4,080,367       2,898,139
Long-term receivables.......................................     1,329,375       1,532,225
Cemetery property, at cost..................................     2,026,484       2,182,410
Property, plant and equipment, at cost (net)................     1,675,263       1,879,979
Deferred charges and other assets...........................       717,170         907,513
Names and reputations (net).................................     2,162,511       2,434,467
                                                               -----------     -----------
                                                               $12,898,469     $12,978,230
                                                               ===========     ===========

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................   $   501,355     $   576,751
  Current maturities of long-term debt......................       176,782         423,949
  Income taxes..............................................         6,143          40,080
                                                               -----------     -----------
          Total current liabilities.........................       684,280       1,040,780
                                                               -----------     -----------
Long-term debt..............................................     3,114,515       3,636,067
Deferred prearranged funeral contract revenues..............     4,537,669       3,186,081
Deferred preneed cemetery contract revenues.................     1,815,157              --
Deferred income taxes.......................................       503,292         864,780
Other liabilities...........................................       267,735         755,249
Stockholders' equity:
  Common stock, $1 per share par value, 500,000,000 shares
     authorized, 272,507,010 and 272,064,618 issued and
     outstanding (net of 2,502,190 and 2,792,503 treasury
     shares at par).........................................       272,507         272,064
  Capital in excess of par value............................     2,156,824       2,156,301
  Retained earnings (deficit)...............................      (216,353)      1,126,898
  Accumulated other comprehensive loss......................      (237,157)        (59,990)
                                                               -----------     -----------
          Total stockholders' equity........................     1,975,821       3,495,273
                                                               -----------     -----------
                                                               $12,898,469     $12,978,230
                                                               ===========     ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000         1999         1998
                                                              -----------   ---------   -----------
                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(1,343,251)  $ (32,412)  $   342,142
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Net income from discontinued operations, net of tax.....      (13,347)    (16,927)      (10,581)
    Extraordinary gains on early extinguishments of debt,
      net of tax............................................      (21,973)     (1,885)           --
    Loss on disposals of discontinued operations, net of
      tax...................................................       43,733          --            --
    Cumulative effect of accounting change, net of tax......      909,315          --            --
    Depreciation and amortization...........................      224,031     246,090       197,330
    Provision (benefit) for deferred income taxes...........       45,039     (57,263)       50,517
    Restructuring and non-recurring charges.................      461,072     362,428            --
    Payments on restructuring charges.......................      (46,655)    (37,553)           --
    Net effect of interest rate component of swap
      terminations..........................................      (32,840)         --            --
    Loss on sale of investment..............................       56,704          --            --
    Gains from dispositions (net)...........................      (17,180)    (19,752)      (30,627)
    Provision for loan impairment...........................           --      38,608            --
    Change in assets and liabilities net of effects from
      acquisitions:
      Decrease (increase) in receivables....................      191,137    (219,680)     (224,525)
      (Increase) decrease in other assets...................     (265,504)     28,893       (81,896)
      Decrease in other liabilities.........................     (109,975)     (6,621)      (17,464)
      Other.................................................       30,775       7,273        (7,710)
    Net effect of prearranged funeral production and
      maturities............................................      112,519     (39,239)      (35,522)
                                                              -----------   ---------   -----------
Net cash provided by continuing operations..................      223,600     251,960       181,664
Net cash provided by discontinued operations................      144,640     141,650       111,435
                                                              -----------   ---------   -----------
Net cash provided by operating activities...................      368,240     393,610       293,099
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (83,370)   (207,131)     (251,825)
  Proceeds from sales of discontinued operations............      278,025          --            --
  Proceeds from sales of property and equipment.............       92,593     115,846        42,844
  Acquisitions, net of cash acquired........................       (1,907)   (102,647)     (709,972)
  Loans issued by lending subsidiary........................       (5,104)    (76,110)     (142,017)
  Proceeds from sales of loans by lending subsidiary........       84,803          --            --
  Principal payments received on loans by lending
    subsidiary..............................................       21,649      97,569        70,178
  Deposits of restricted cash...............................      (68,753)         --            --
  Purchases of equity investments...........................           --      (1,400)       (6,968)
  Other.....................................................       (1,902)    (13,282)        6,047
                                                              -----------   ---------   -----------
Net cash provided by (used in) continuing operations........      316,034    (187,155)     (991,713)
Net cash used in discontinued operations....................     (122,966)   (197,587)      (32,641)
                                                              -----------   ---------   -----------
Net cash provided by (used in) investing activities.........      193,068    (384,742)   (1,024,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in borrowings under revolving
    credit agreements.......................................     (395,096)    504,279       100,294
  Payments of debt..........................................     (126,342)   (259,004)      (76,329)
  Long-term debt issued.....................................           --          --     1,100,000
  Early extinguishments of debt.............................     (194,097)   (365,936)           --
  Net effect of cross-currency component of swap
    terminations............................................      143,498          --            --
  Repurchase of common stock................................           --     (45,750)           --
  Dividends paid............................................           --     (96,779)      (88,360)
  Bank overdrafts and other.................................        7,574      (3,566)        5,956
                                                              -----------   ---------   -----------
Net cash (used in) provided by financing activities.........     (564,463)   (266,756)    1,041,561
Effect of foreign currency..................................         (131)    (12,101)        1,027
                                                              -----------   ---------   -----------
Net (decrease) increase in cash and cash equivalents........       (3,286)   (269,989)      311,333
Adjust for change in cash and cash equivalents associated
  with discontinued operations..............................       (6,619)     58,660       (89,067)
Cash and cash equivalents of continuing operations at
  beginning of period.......................................       57,814     269,143        46,877
                                                              -----------   ---------   -----------
Cash and cash equivalents of continuing operations at end of
  period....................................................  $    47,909   $  57,814   $   269,143
                                                              ===========   =========   ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             ACCUMULATED
                                                                 CAPITAL IN    RETAINED         OTHER
                                                       COMMON    EXCESS OF     EARNINGS     COMPREHENSIVE
                                                       STOCK     PAR VALUE     (DEFICIT)    INCOME (LOSS)      TOTAL
                                                      --------   ----------   -----------   -------------   -----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1997........................  $252,924   $1,493,246   $   983,353     $  (3,519)    $ 2,726,004
Comprehensive income:
  Net income........................................                              342,142                       342,142
  Other comprehensive income:
  Foreign currency translation......................                                              8,748           8,748
  Unrealized gain on securities, net................                                             10,149          10,149
                                                                                                            -----------
        Total other comprehensive income............                                                             18,897
                                                                                                            -----------
Comprehensive income................................                                                            361,039
Common Stock issued:
  Stock option exercises and stock grants...........    3,593        56,485                                      60,078
  Acquisitions......................................    2,499        94,625                                      97,124
  Debenture conversions.............................      185         2,409                                       2,594
Dividends on common stock ($.36 per share)..........                              (92,737)                      (92,737)
                                                      --------   ----------   -----------     ---------     -----------
Balance at December 31, 1998........................  259,201     1,646,765     1,232,758        15,378       3,154,102
Comprehensive loss:
  Net loss..........................................                              (32,412)                      (32,412)
  Other comprehensive loss:
  Foreign currency translation......................                                            (39,036)        (39,036)
  Unrealized loss on securities, net................                                            (36,332)        (36,332)
                                                                                                            -----------
        Total other comprehensive loss..............                                                            (75,368)
                                                                                                            -----------
Comprehensive loss..................................                                                           (107,780)
Common Stock issued:
  Stock option exercises and stock grants...........      170         1,382                                       1,552
  Acquisitions......................................   15,506       550,325                                     565,831
  Debenture conversions.............................       48           718                                         766
Repurchase of common stock..........................   (2,861)      (42,889)                                    (45,750)
Dividends on common stock ($.27 per share)..........                              (73,448)                      (73,448)
                                                      --------   ----------   -----------     ---------     -----------
Balance at December 31, 1999........................  272,064     2,156,301     1,126,898       (59,990)      3,495,273
Comprehensive loss:
  Net loss..........................................                           (1,343,251)                   (1,343,251)
  Other comprehensive loss:
  Foreign currency translation......................                                           (202,709)       (202,709)
  Unrealized loss on securities, net................                                             (4,792)         (4,792)
  Minimum pension liability adjustment, net.........                                            (12,724)        (12,724)
  Reclassification adjustment for realized loss on
    securities......................................                                             27,014          27,014
  Reclassification adjustment for realized loss on
    foreign currency translation....................                                             16,044          16,044
                                                                                                            -----------
        Total other comprehensive loss..............                                                           (177,167)
                                                                                                            -----------
Comprehensive loss..................................                                                         (1,520,418)
Common Stock issued:
  Stock option exercises and stock grants...........       33           100                                         133
  Acquisitions......................................       61           186                                         247
  Contribution to employee 401(k)...................      356           456                                         812
Repurchase of common stock..........................       (7)         (219)                                       (226)
                                                      --------   ----------   -----------     ---------     -----------
Balance at December 31, 2000........................  $272,507   $2,156,824   $  (216,353)    $(237,157)    $ 1,975,821
                                                      ========   ==========   ===========     =========     ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE ONE

NATURE OF OPERATIONS

     The Company is the largest provider of death care services in the world through its funeral service and cemetery operations. At December 31, 2000, the Company operated 3,611 funeral service locations, 569 cemeteries and 200 crematoria located in 18 countries on five continents.

     The funeral service locations and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 193 combination locations that contain a funeral service location within a Company owned cemetery.

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

     Inventories and Cemetery Property: Funeral merchandise and cemetery burial property and merchandise are stated at the lower of average cost or market.

     Property, Plant and Equipment, net: Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Costs of property sold or retired and the related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations.

     Names and Reputations: The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as purchases are included in Names and reputations and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral

                       SERVICE CORPORATION INTERNATIONAL
business. Additionally, the death care industry has historically exhibited stable cash flows. The Company monitors the recoverability of names and reputations based on projections of future undiscounted cash flows of the acquired businesses. Accumulated amortization of names and reputations from continuing operations as of December 31, 2000 and 1999 was $311,826 and $246,285, respectively.

     Depreciation and Amortization: Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to fifty years, equipment is depreciated over a period from five to twenty years and leasehold improvements are depreciated over a range of five to fifty years. For the years ended December 31, 2000, depreciation expense from continuing operations was $109,995, $130,121 and $114,431, respectively.

     For the years ended December 31, 2000, 1999 and 1998 amortization expense of names and reputations from continuing operations was $65,541, $66,367 and $44,566, respectively.

     Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired, are amortized on a straight-line basis over the lives (generally from five to ten years) of the respective contracts. Amortization expense associated with these agreements for the years ended December 31, 2000, 1999 and 1998 was $21,527, $26,659 and
$25,403, respectively.

     Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearranged funeral contracts are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral. In connection with the change in accounting associated with Staff Accounting Bulletin No. 101 (SAB No. 101) (see note three to the consolidated financial statements), the Company wrote off certain previously deferred net obtaining costs. Amortization associated with net obtaining costs for the years ended December 31, 2000, 1999 and 1998 were $7,116, $21,904 and $12,930, respectively.

     Other miscellaneous amortization from continuing operations for the years ended December 31, 2000, 1999 and 1998 was $19,852, $1,039 and $0, respectively.

     Foreign Currency Translation: All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income (loss) in the consolidated statement of stockholders' equity.

     With respect to transactions denominated in currencies other than the functional currencies of the Company's operations, both realized and unrealized currency gains and losses associated with these transactions are recorded through the consolidated statement of operations.

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

     In 2000, the net effect of prearranged funeral production and maturities has been reclassified from cash flows from investing activities to cash flows from operating activities. While cash flows related to these price guaranteed prearranged funeral contracts have characteristics of both cash flows from operating and investing activities, the predominant characteristics are those of cash flows from operating activities. For comparative purposes, the reclassification was made to the 1999 and 1998 consolidated statement of cash flows.

                       SERVICE CORPORATION INTERNATIONAL

     Cemetery Operations: Sales of atneed cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise delivered. Preneed cemetery interment right sales of constructed cemetery burial property are deferred until a minimum percentage of the sales price has been collected. Revenues related to the preneed sale of unconstructed cemetery burial property will be deferred until such property is constructed and a minimum percentage of the sales price has been collected. Further, the Company defers certain direct obtaining costs associated with these sales which are expensed as revenue is recognized (see notes three and six to the consolidated financial statements). Prior to the change in accounting related to SAB No. 101, all cemetery interment right sales, together with associated merchandise and services, were recorded as income at the time contracts are signed.

     Costs related to the sales of interment rights include property and other costs related to cemetery development activities, and are charged to operations using the specific identification method. Costs related to merchandise and services are based on actual costs incurred or estimates of future costs necessary, including provisions for inflation when required.

     Allowances for customer cancellations are provided at the date of sale based upon historical experience. Pursuant to state law, all or a portion of the proceeds from cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. Merchandise and services funds trusted at December 31, 2000 and 1999 were $942,896 and $822,829, respectively. The Company defers realized investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed. A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. Earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. Perpetual care funds trusted at December 31, 2000 and 1999 were $516,885 and $519,538, respectively. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. See note six to the consolidated financial statements regarding preneed cemetery activity.

     Derivatives: Amounts to be paid or received under interest rate swaps, including the interest rate provisions of the cross-currency swaps, are recorded on the accrual basis over the life of the swap agreements as an adjustment to interest expense. The related net amounts payable to, or receivable from, the counterparties are included in accrued liabilities or current receivables, respectively. Gains and losses resulting from currency movements on the cross-currency swaps that hedge the Company's net foreign investments are reflected in other comprehensive income (loss) in the consolidated statement of stockholders' equity, with the related net amounts due to, or from, the counterparties included in other liabilities, or other assets, respectively. Net deferred gains and losses on early termination of interest rate swaps are amortized into interest expense over the remaining lives of the original agreements.

     Recent Accounting Pronouncements: In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as well as SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of FASB Statement No. 133," effective January 1, 2001. In accordance with these Standards, the Company will recognize a charge to income, net of applicable taxes, of approximately $7,500. This amount will be classified as a cumulative effect of a change in accounting principle. This initial charge primarily relates to the recognition of net deferred charges from interest rate gains and losses realized in the termination or assignment away of swap agreements. These charges are currently being amortized into interest expense over the terms of the swap agreements, whereas the new standards require recognition as the derivative gains and losses are incurred.

                       SERVICE CORPORATION INTERNATIONAL

NOTE THREE

ACCOUNTING CHANGE

     In 2000, the Company implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101) which changes the Company's accounting policies regarding the manner in which the Company records preneed sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. As a result of the required change, the Company's preneed sales activities are affected as follows:

     - Preneed sales of cemetery interment rights (cemetery burial property) -- revenue and all costs associated with the sales of preneed cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66 "Accounting for the Sales of Real Estate" (FAS No. 66). Under FAS No. 66, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the preneed sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of FAS No. 66 described above. Previously, the preneed interment rights revenue and associated costs were recognized at the time the contract was signed with the customer.

     - Preneed sales of cemetery merchandise (primarily markers and vaults) -- revenue and all costs associated with the sales of preneed cemetery merchandise are deferred until the merchandise is delivered. Previously, the preneed cemetery merchandise revenue and associated costs were recognized at the time the contract was signed with the customer.

     - Preneed sales of cemetery services (primarily merchandise delivery and installation fees and burial opening and closing fees) -- revenue and all costs associated with the sales of preneed cemetery services are deferred until the services are performed. Previously, the revenue and associated costs were recognized at the time the contract was signed with the customer.

     - Prearranged funeral and preneed cemetery customer obtaining costs -- costs incurred related to obtaining new preneed cemetery and prearranged funeral business are accounted for under the provisions of Statement of Financial Accounting Standards No. 60 "Accounting and Reporting by Insurance Enterprises" (FAS No. 60). Under FAS No. 60, obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new preneed cemetery and prearranged funeral business, are deferred. Previously, with respect to the prearranged funeral business, deferred obtaining costs included variable and fixed direct obtaining costs as well as direct marketing costs. With respect to the preneed cemetery business, obtaining costs were previously expensed as incurred.

     - Cemetery merchandise and services trust investment earnings -- investment earnings generated by assets included in merchandise and services trusts are deferred until the associated merchandise is delivered or services performed. Previously, the trust earnings were recognized as earned in the trust.

                       SERVICE CORPORATION INTERNATIONAL

     The change in the Company's accounting policies resulting from implementation of SAB No. 101 has been treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $909,315 (net of a $552,491 tax benefit), or $3.34 per diluted share recorded on January 1, 2000. The following table shows the unaudited proforma effects of retroactive application using the newly adopted accounting policies compared to historical results for the years ended December 31, 1999 and 1998.

                                                1999                      1998
                                       -----------------------   -----------------------
                                        PROFORMA    HISTORICAL    PROFORMA    HISTORICAL
                                       ----------   ----------   ----------   ----------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues from continuing
  operations.........................  $2,745,114   $3,007,958   $2,354,822   $2,696,317
Income (loss) from continuing
  operations before extraordinary
  gains..............................  $ (210,668)  $  (51,224)  $  147,854   $  331,561
Net income (loss)....................    (191,856)     (32,412)     158,435      342,142
Basic earnings per share:
  Income (loss) from continuing
     operations before extraordinary
     gains...........................  $     (.77)  $     (.19)  $      .58   $     1.30
  Net income (loss)..................        (.70)        (.12)         .62         1.34
Diluted earnings per share:
  Income (loss) from continuing
     operations before extraordinary
     gains...........................  $     (.77)  $     (.19)  $      .57   $     1.27
  Net income.........................        (.70)        (.12)         .61         1.31

NOTE FOUR

DISCONTINUED OPERATIONS

     In the third quarter of 2000, the Company completed the sales of its wholly owned insurance operations, Auxia and American Memorial Life Insurance Company (AMLIC). The financial statements have been reclassified to reflect these operations as discontinued. The operating results for Auxia have been included through August 31, 2000 and the operating results for AMLIC have been included through September 30, 2000, the dates of disposition of the respective companies. The net assets of these discontinued operations prior to the dates of disposition were segregated on the balance sheet and the components have been detailed below.

     Summary operating results of discontinued operations:

                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000        1999        1998
                                                    ---------   ---------   ---------
Revenues..........................................  $ 295,062   $ 313,855   $ 178,773
Cost and expenses.................................   (275,172)   (284,852)   (160,212)
                                                    ---------   ---------   ---------
Income from discontinued operations before income
  taxes...........................................     19,890      29,003      18,561
Provision for income taxes........................     (6,543)    (12,076)     (7,980)
                                                    ---------   ---------   ---------
Income from discontinued operations...............  $  13,347   $  16,927   $  10,581
                                                    =========   =========   =========

                       SERVICE CORPORATION INTERNATIONAL

     Net assets of discontinued operations:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Assets:
  Cash and cash equivalents.................................   $   30,407
  Receivables, net of allowances............................       19,858
  Other current assets......................................       11,240
  Investments...............................................    1,318,635
  Long-term receivables.....................................       30,193
  Property, plant and equipment, at cost (net)..............        1,546
  Deferred charges and other assets.........................      379,454
  Names and reputations (net)...............................       40,889
                                                               ----------
          Total assets......................................   $1,832,222
                                                               ==========
Liabilities:
  Accounts payable and accrued liabilities..................   $   13,096
  Income taxes payable......................................        3,989
  Reserves and annuity benefits.............................    1,313,328
  Deferred income taxes.....................................        8,243
  Other liabilities.........................................      284,715
                                                               ----------
          Total liabilities.................................   $1,623,371
                                                               ----------
Net assets of discontinued operations.......................   $  208,851
                                                               ==========

NOTE FIVE

PREARRANGED FUNERAL ACTIVITIES

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are generally placed in trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance or annuity contracts.

     The balance in Prearranged funeral contracts represents amounts due from trust funds, customer receivables or third party insurance companies related to unperformed, price guaranteed prearranged funeral contracts. A corresponding credit is recorded to Deferred prearranged funeral contract revenues. Previously, this amount excluded prearranged funeral contracts funded through the Company's discontinued insurance operations. However, upon disposal of these operations in the third quarter of 2000, the amounts associated with those contracts to be funded by the Company's discontinued insurance operations were recorded consistent with contracts funded by other third party insurance companies.

     Funeral revenue is recognized on prearranged funeral contracts at the time the funeral service is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which times these funds are also recognized in funeral revenues. Such amounts are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearrangements are included in Deferred charges and other assets. These obtaining costs, which include sales commissions and certain other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral business, are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contracts. The aggregate net costs deferred as of December 31, 2000 and 1999 were $137,412 and $345,383, respectively (see note three to the consolidated financial statements).

                       SERVICE CORPORATION INTERNATIONAL

  Prearranged Funeral Contracts

     As previously mentioned, the balance in prearranged funeral contracts represents amounts due from trust funds, customer receivables or third party insurance companies related to unperformed, price guaranteed prearranged funeral contracts. The components of prearranged funeral contracts in the consolidated balance sheet, as well as the total value of unperformed prearranged funeral contracts, at December 31 is as follows:

                                                                 2000         1999
                                                              ----------   ----------
Trusts:
  Trust assets..............................................  $1,355,545   $1,405,273
  Receivables from customers................................     249,763      290,997
  Allowance for cancellation................................    (143,408)    (148,523)
                                                              ----------   ----------
          Net trust related assets..........................   1,461,900    1,547,747
Third Party Insurance:
  Receivables from third party insurance companies..........   2,825,991    1,463,029
  Allowance for cancellation................................    (207,524)    (112,637)
                                                              ----------   ----------
          Net third party insurance related assets..........   2,618,467    1,350,392
                                                              ----------   ----------
Prearranged funeral contracts...............................   4,080,367    2,898,139
Discontinued insurance operations:
  Receivables from discontinued insurance companies.........          --    1,164,331
  Allowance for cancellation................................          --      (62,960)
                                                              ----------   ----------
          Net discontinued insurance related assets.........          --    1,101,371
                                                              ----------   ----------
Total value of prearranged funeral contracts................  $4,080,367   $3,999,510
                                                              ==========   ==========

     The allowance for cancellation is based on historical experience and is equivalent to approximately 8.6% of the total balance at December 31, 2000 and 9.0% of prearranged funeral contracts at December 31, 1999. Accumulated earnings from trust funds and increasing insurance benefits of third party insurance companies have been included to the extent that they have been accrued through December 31, 2000 and 1999, respectively. The cumulative trust funded total has been reduced by allowable cash withdrawals for trust earnings and amounts retained by the Company pursuant to various state laws.

     The activity in prearranged funeral contracts for the years ended December 31 is as follows:

                                                                 2000         1999
                                                              ----------   ----------
Beginning balance...........................................  $2,898,139   $2,588,806
  Net sales.................................................     238,823      216,754
  Acquisitions (dispositions)...............................     (87,747)     267,754
  Realized earnings and increasing insurance benefits for
     third party insurance companies........................     141,823      113,902
  Maturities................................................    (336,495)    (199,693)
  Change in cancellation reserve............................       2,294      (46,382)
  Reclassification of discontinued insurance operations.....   1,223,157           --
  Cumulative effect of accounting change....................      59,326           --
  Distributed earnings, effect of foreign currency and
     other..................................................     (58,953)     (43,002)
                                                              ----------   ----------
Ending balance..............................................  $4,080,367   $2,898,139
                                                              ==========   ==========

     The cost and market value of the assets held in the trust funds underlying the Company's prearranged funeral contracts at December 31 are detailed below. In addition to these assets held in trust funds, the

                       SERVICE CORPORATION INTERNATIONAL

Company has net receivables due from third party insurance companies of $2,618,467 and $1,350,392 at December 31, 2000 and 1999, respectively.

                                                2000                      1999
                                       -----------------------   -----------------------
                                          COST        MARKET        COST        MARKET
                                       ----------   ----------   ----------   ----------
Cash and cash equivalents............  $  146,258   $  147,412   $  234,614   $  231,299
Fixed Income Securities:
  U.S. Treasury......................      81,711       81,785      117,827      108,898
  Foreign government.................     157,704      165,977      137,983      141,778
  Corporate..........................      29,371       29,158       14,686       15,363
  Mortgage-backed....................     123,478      121,773      125,186      117,308
  Asset-backed.......................      83,234       83,424       10,277       10,178
  Municipal..........................       3,606        3,662        9,724        9,498
  Other..............................       6,926        6,928           64           51
Equity securities:
  Preferred stock....................         185          153           --           --
  Common stock.......................     453,890      470,576      452,767      564,758
Mutual funds:
  Equity.............................     108,204      102,214      138,615      148,789
  Fixed income.......................      75,398       76,440       97,862       93,837
Private equity and other.............      85,580      101,623       65,668       68,322
                                       ----------   ----------   ----------   ----------
Prearranged funeral trust assets.....  $1,355,545   $1,391,125   $1,405,273   $1,510,079
                                       ==========   ==========   ==========   ==========

  Deferred Prearranged Funeral Contract Revenues

     Deferred prearranged funeral contract revenues represents the original contract price, trust earnings and increasing insurance benefits on unperformed funeral contracts generally funded by trust or third party insurance companies. The total amounts associated with unperformed prearranged funeral contracts consists of two components: (i) contracts funded by trust or third party insurance companies and (ii) contracts funded by the Company's discontinued insurance operations. Upon disposal of the Company's discontinued insurance operations, the Company recorded the amounts associated with unperformed funeral contracts to be funded by these discontinued operations consistent with contracts funded by other third party insurance companies.

                       SERVICE CORPORATION INTERNATIONAL

     The following table summarizes for the years ended December 31 the activity in deferred prearranged funeral contract revenues as well as reflecting the total value of unperformed prearranged funeral contracts.

                                                                 2000         1999
                                                              ----------   ----------
Beginning balance -- Deferred prearranged funeral contract
  revenues..................................................  $3,186,081   $2,819,794
  Net sales.................................................     246,164      213,526
  Acquisitions/dispositions.................................     (83,513)     272,295
  Realized earnings and increasing insurance benefits from
     third party insurance companies........................     143,710      113,705
  Maturities................................................    (270,097)    (227,871)
  Change in cancellation reserve............................       2,293      (46,381)
  Reclassification of discontinued insurance operations.....   1,223,157           --
  Cumulative effect of accounting change....................      94,975           --
  Effect of foreign currency and other......................      (5,101)      41,013
                                                              ----------   ----------
Ending balance -- Deferred prearranged funeral contract
  revenues..................................................   4,537,669    3,186,081
Unperformed contracts funded by discontinued insurance
  operations................................................          --    1,101,371
                                                              ----------   ----------
Total value of unperformed prearranged funeral contracts....  $4,537,669   $4,287,452
                                                              ==========   ==========

NOTE SIX

PRENEED CEMETERY ACTIVITIES

     Pursuant to the implementation of SAB No. 101 in 2000, the Company changed it accounting policies regarding the manner in which the Company records preneed sales activities. As discussed in detail in note three to the consolidated financial statements, the Company is now deferring revenues associated with certain preneed cemetery sales activities until cemetery burial property is constructed and meets the criteria of FAS No. 66, merchandise is delivered or services are performed. As of January 1, 2000, the Company had deferred preneed contract cemetery revenue of $1,639,606, net of cancellation reserve of $182,207. The following table summarizes the activity during 2000 in deferred preneed cemetery contract revenues.

                                                                 2000
                                                              ----------
Balance as of January 1, 2000 from cumulative effect of
  accounting change.........................................  $1,639,606
  Net sales.................................................     406,483
  Acquisitions (dispositions) and other.....................       1,317
  Realized earnings on merchandise and services trust
     funds..................................................      25,939
  Maturities................................................    (240,118)
  Change in cancellation reserve............................     (18,070)
                                                              ----------
Balance as of December 31, 2000.............................  $1,815,157
                                                              ==========

                       SERVICE CORPORATION INTERNATIONAL

  Merchandise and Services Trusts

     Amounts paid into cemetery merchandise and services trusts are included in long-term receivables, at cost. The cost and market values associated with the assets held in the cemetery merchandise and services trust funds underlying the Company's long-term receivables at December 31 were as follows:

                                                    2000                  1999
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Cash and cash equivalents..................  $ 77,376   $ 77,408   $160,246   $160,738
Fixed Income Securities:
  U.S. Treasury............................   131,095    135,304    105,413     98,430
  Foreign government.......................     9,308      9,349      9,272      9,275
  Corporate................................    15,946     16,318     13,091     11,197
  Mortgage-backed..........................   147,782    149,658    145,758    140,760
  Asset-backed.............................    85,947     89,427        560        545
  Municipal................................       109        114        114        111
  Other....................................     4,717      4,643        356        305
Equity securities:
  Preferred stock..........................       129        101         --         --
  Common stock.............................   268,510    261,720    215,695    220,071
Mutual funds:
  Equity...................................   105,330     94,827     99,165    100,463
  Fixed income.............................    64,207     64,515     57,367     53,648
Private equity and other...................    32,440     31,169     15,792     16,518
                                             --------   --------   --------   --------
Preneed cemetery merchandise and services
  trust assets.............................  $942,896   $934,553   $822,829   $812,061
                                             ========   ========   ========   ========

     As a result of implementing SAB No. 101 (see note three to the consolidated financial statements), all realized investment earnings for the year ended December 31, 2000 related to these cemetery merchandise and services trust funds are deferred until the associated merchandise is delivered or service is performed. Prior to 2000, the realized investment earnings were recognized as earned in the trusts. For the year ended December 31, 2000, realized investment earnings related to these cemetery merchandise and service trust funds that were deferred amounted to $25,939. The realized investment earnings recognized in the consolidated statement of operations related to these cemetery merchandise and services trust funds were $19,947, $39,930 and $69,466 for the years ended December 31, 2000, 1999 and 1998, respectively.

                       SERVICE CORPORATION INTERNATIONAL

  Perpetual Care Trusts

     The cost and market values associated with the assets held in perpetual care trust funds at December 31 were as follows:

                                                    2000                  1999
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Cash and cash equivalents..................  $ 42,690   $ 43,074   $ 48,582   $ 50,478
Fixed Income Securities:
  U.S. Treasury............................    60,153     62,818     39,567     39,202
  Foreign government.......................    17,387     19,542     19,269     18,493
  Corporate................................    56,992     58,469     39,096     39,520
  Mortgage-backed..........................    84,204     84,767     69,734     70,970
  Asset-backed.............................    29,519     31,064      7,667      7,982
  Municipal................................        89        162        244        260
  Other....................................     1,804      3,169        113         47
Equity securities:
  Preferred stock..........................        --         --         --         --
  Common stock.............................    50,602     59,228     12,994     23,813
Mutual funds:
  Equity...................................    50,909     47,675    103,454     83,403
  Fixed income.............................    91,690     84,317    148,742    141,859
Private equity and other...................    30,846     31,989     30,076     31,631
                                             --------   --------   --------   --------
Perpetual care trust assets................  $516,885   $526,274   $519,538   $507,658
                                             ========   ========   ========   ========

     Realized investment earnings from these perpetual care trust funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. The realized investment earnings related to these perpetual care trust funds were $26,660, $25,950 and $27,814 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE SEVEN

INCOME TAXES

     The provision or benefit for income taxes includes United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

     Income (loss) from continuing operations before income taxes, extraordinary gains and cumulative effect of an accounting change for the years ended December 31 is as follows:

                                                        2000        1999       1998
                                                      ---------   --------   --------
United States.......................................  $(474,256)  $(77,304)  $411,578
Foreign.............................................    (42,722)    10,611     88,388
                                                      ---------   --------   --------
                                                      $(516,978)  $(66,693)  $499,966
                                                      =========   ========   ========

                       SERVICE CORPORATION INTERNATIONAL

     Income tax provision (benefit) for the years ended December 31 consisted of the following:

                                                        2000        1999       1998
                                                      ---------   --------   --------
Current:
  United States.....................................  $(149,465)  $ 23,155   $ 97,929
  Foreign...........................................     12,436     13,141     10,881
  State and local...................................        535      5,498      9,078
                                                      ---------   --------   --------
                                                       (136,494)    41,794    117,888
                                                      ---------   --------   --------
Deferred:
  United States.....................................     47,923    (22,460)    48,261
  Foreign...........................................    (13,717)   (30,928)    (5,871)
  State and local...................................     10,833     (3,875)     8,127
                                                      ---------   --------   --------
                                                         45,039    (57,263)    50,517
                                                      ---------   --------   --------
          Total provision (benefit).................  $ (91,455)  $(15,469)  $168,405
                                                      =========   ========   ========

     The Company made income tax payments on continuing operations of approximately $56,007, $24,500 and $126,000, excluding income tax refunds of $35,032, $8,488 and $9,538, for the years ended December 31, 2000, 1999 and
1998, respectively.

     The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate for the years ended December 31 were as follows:

                                                      2000         1999        1998
                                                    ---------    --------    --------
Computed tax provision (benefit) at the applicable
  federal statutory income tax rate...............  $(180,942)   $(23,343)   $174,988
State and local taxes, net of federal income tax
  benefits........................................      7,389       1,055      11,183
Dividends received deduction and tax exempt
  interest........................................     (2,005)       (210)     (1,178)
Amortization of names and reputations.............     11,485      11,844       6,423
Enacted tax rate change...........................         --          --      (2,218)
Foreign jurisdiction tax rate difference..........    (14,472)    (16,899)    (19,612)
Write down of assets..............................     92,155      11,528        (260)
Other.............................................     (5,065)        556        (921)
                                                    ---------    --------    --------
          Provision (benefit) for income taxes....  $ (91,455)   $(15,469)   $168,405
                                                    =========    ========    ========
          Total effective tax rate................      (17.7)%     (23.2)%      33.7%
                                                    =========    ========    ========

                       SERVICE CORPORATION INTERNATIONAL

     Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

                                                                2000         1999
                                                              ---------   ----------
Receivables, principally due to sales of cemetery interment
  rights and related products...............................  $      --   $  279,153
Inventories and cemetery property, principally due to
  purchase accounting adjustments...........................    549,555      541,063
Property, plant and equipment and investments, principally
  due to depreciation and to purchase accounting
  adjustments...............................................    118,433       78,650
Other.......................................................    142,320      130,943
                                                              ---------   ----------
  Deferred tax liabilities..................................    810,308    1,029,809
                                                              ---------   ----------
Receivables, principally due to sales of cemetery interment
  rights and related products...............................   (163,952)          --
Deferred revenue on prearranged funeral and cemetery
  contracts, principally due to earnings from trust funds...   (133,620)     (21,987)
Accrued liabilities.........................................    (93,381)     (98,434)
Loss and foreign tax credit carry-forwards..................    (72,424)     (73,851)
                                                              ---------   ----------
  Deferred tax assets.......................................   (463,377)    (194,272)
                                                              ---------   ----------
Valuation allowance.........................................     69,199       27,278
                                                              ---------   ----------
  Net deferred income taxes.................................  $ 416,130   $  862,815
                                                              =========   ==========

     Tax expense resulting from allocating certain tax benefits directly to capital in excess of par value totaled $42,794 at December 31, 1998 and was insignificant at December 31, 1999 and 2000.

     Current refundable income taxes and current deferred tax assets are included in Other current assets, long-term deferred tax assets are included in Deferred charges and other assets, with current taxes payable and current deferred tax liabilities being reflected as Income taxes on the consolidated balance sheet.

     At December 31, 2000 and 1999, United States income taxes had not been provided on $264,379 and $309,000, respectively, of undistributed earnings of foreign subsidiaries since it is the Company's intention to permanently reinvest such earnings. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, income taxes paid by the Company's foreign subsidiaries will be available to significantly reduce any U.S. tax if these foreign earnings are remitted.

     As of December 31, 2000 the Company recorded a charge to reduce the carrying value of a Canadian equity investment. A deferred tax asset and valuation allowance has been established related to this charge. Various subsidiaries have international, federal and state operating loss carry-forwards of $470,295 with expiration dates through 2018. The Company believes that some uncertainty exists with respect to future realization of these loss carry-forwards, therefore a valuation allowance has been established for the carry-forwards not expected to be realized. The increase in the valuation allowance is primarily attributable to the charge to reduce the carrying value of the Canadian equity investment.

                       SERVICE CORPORATION INTERNATIONAL

     The operating loss carry-forwards will expire as follows:

2001.....................................................   $  3,585
2002.....................................................      4,578
2003.....................................................     15,375
2004.....................................................     20,062
2005.....................................................     83,237
Thereafter...............................................    343,458
                                                            --------
          Total..........................................   $470,295
                                                            ========

NOTE EIGHT

DEBT

     Debt as of December 31 was as follows:

                                                                 2000         1999
                                                              ----------   ----------
Bank credit agreements and commercial paper.................  $  789,750   $1,179,704
6.375% notes due in 2000....................................          --      150,000
6.75% notes due in 2001.....................................     123,000      150,000
8.72% amortizing notes due in 2002..........................      39,149       71,174
8.375% notes due in 2004....................................      51,840       51,840
7.375% notes due in 2004....................................     250,000      250,000
6.0% notes due in 2005......................................     591,550      600,000
7.2% notes due in 2006......................................     150,000      150,000
6.875% notes due in 2007....................................     150,000      150,000
6.5% notes due in 2008......................................     200,000      200,000
7.7% notes due in 2009......................................     200,000      200,000
6.95% amortizing notes due in 2010..........................      49,202       52,557
7.875% debentures due in 2013...............................      55,627       55,627
7.0% notes due in 2015 (putable in 2002)....................     186,040      300,000
6.3% notes due in 2020 (putable in 2003)....................     300,000      300,000
Medium term notes, maturities through 2019, fixed average
  interest rate of 9.32%....................................      35,720       35,720
Convertible debentures, interest rates range from
  4.75%-5.5%, due through 2008, conversion price ranges from
  $11.25-$50.00.............................................      49,213       49,213
Mortgage and other notes payable with maturities through
  2050......................................................      86,219      136,368
Deferred loan costs.........................................     (16,013)     (22,187)
                                                              ----------   ----------
          Total debt........................................   3,291,297    4,060,016
Less current maturities.....................................    (176,782)    (423,949)
                                                              ----------   ----------
          Total long-term debt..............................  $3,114,515   $3,636,067
                                                              ==========   ==========

     The Company's primary credit agreements, as amended, provide for borrowings up to $988,287 and consisted of two committed facilities -- a 2-year term loan and a 5-year, multi-currency revolving facility. These credit facilities were amended in November 2000. Significant terms of the amendments include certain agreements made by the Company to reduce commitment amounts on the credit facilities based upon net cash proceeds generated from joint venture and asset sale transactions closed after November 2000; changes to definitions and calculations of financial covenants related to a maximum debt-to-capitalization ratio, a minimum interest coverage ratio and a minimum net worth requirement; limits on the amount of Company assets that could be joint ventured or sold; and certain restrictions on future acquisition activity without lender

                       SERVICE CORPORATION INTERNATIONAL
approval. Under the terms of the amended credit agreements, the covenants will continue to be calculated using information without the implementation of SAB No. 101, until such time as the Company negotiates revised covenant calculations under the credit agreements. These facilities are primarily used for general corporate purposes.

     The commitment for the 2-year term loan, originally $300,000, had been reduced to $296,486 at December 31, 2000. The commitment for the 5-year, multi-currency revolving facility, originally $700,000, was $691,801 at December 31, 2000. This 5-year facility also includes provisions for borrowings up to $500,000 in various foreign currencies. Both facilities mature in June 2002. Interest rates for these facilities are based on various indices as determined by the Company.

     A facility fee is paid quarterly on the total commitment for each facility. The fee ranges from 0.25% to 0.50% depending on the Company's senior debt ratings. The fee was 0.50% and 0.25% at December 31, 2000 and 1999, respectively.

     Approximately $789,750 was outstanding under the above facilities at December 31, 2000, with a weighted average rate of 7.95% ($870,545 at December 31, 1999, with a weighted average interest rate of 6.97%). Of these borrowings, approximately $271,263 was denominated in various foreign currencies under the 5-year facility at December 31, 2000 ($295,545 at December 31, 1999).

     The Company's commercial paper program is backed by the above facilities; however, the Company's downgraded credit ratings have rendered it unable to access the commercial paper market. At December 31, 2000, all previously issued commercial paper had matured. Commercial paper outstanding at December 31, 1999, was $309,159 with a weighted average interest rate of 6.58%.

     The Company's outstanding debt at December 31, 2000 had a weighted average interest rate of 7.08%, compared to 6.83% at December 31, 1999. The Company was not a party to any swap agreements at December 31, 2000; however, at December 31, 1999, after giving consideration to outstanding swap agreements, the weighted average interest rate was 6.41%.

     The Company's debt at December 31, 2000, consisted of approximately 24% of floating interest rate debt at 7.94% and approximately 76% of fixed interest rate debt at a weighted average interest rate of 6.81%. At December 31, 1999, the Company's debt and derivative instruments, excluding the lending subsidiary's debt, consisted of approximately 39% of floating interest rate debt at a weighted average rate of 6.49% and approximately 61% of fixed interest rate debt at a weighted average rate of 6.36%.

     During the year ended December 31, 2000, the Company repurchased certain bonds in the open market with an aggregate face value of $228,700 as follows:
$79,290 of the 6.375% notes due 2000; $27,000 of the 6.75% notes due 2001;
$113,960 of the 7.00% notes due 2015, putable in 2002; and $8,450 of the 6.00%
notes due 2005. The repurchase resulted in extraordinary gains on early extinguishment of debt totaling $21,973 (net of tax of $12,630).

     In accordance with the stated maturity, October 2, 2000, the Company retired the 6.375% senior notes, in the amount of $70,710, by refinancing the indebtedness under its existing credit facilities. On October 30, 2000, the Company had a short-term credit facility, in the amount of $600,000, which expired with no borrowings outstanding.

     The Company had $68,753 in restricted cash recorded in Deferred charges and other assets on the consolidated balance sheet as security for various credit instruments at December 31, 2000. Approximately $30,208 was related to two embedded options associated with the Company's 6.30% senior notes due 2020 (putable 2003). The remaining $38,545 was used to secure various other obligations. The total balance deposited in restricted accounts at March 26, 2001, was $102,493 of which $29,969 was related to the two options previously mentioned.

                       SERVICE CORPORATION INTERNATIONAL

     The Company has approximately $22,983 of assets pledged as collateral for the mortgage and other notes payable.

     Cash interest payments for the three years ended December 31, 2000, totaled $244,638, $237,682 and $165,788, respectively. Included in net cash interest paid of $244,638 in 2000 is $16,673 of funds received related to the termination and assigning away of certain financial swap agreements, resulting in gross cash interest paid in 2000 of $261,311.

     The aggregate maturities on debt for the five years subsequent to December 31, 2000, are as follows: 2001 -- $176,782; 2002 -- $995,814; 2003 -- $325,367;
2004 -- $321,178; 2005 -- $621,456.

NOTE NINE

DERIVATIVES

     Historically, the Company entered into various derivative instruments, which were primarily interest rate and cross-currency swap agreements, to hedge potential exposures in the interest rate and foreign exchange rate markets. The Company used these swap agreements to hedge the Company's net investment in foreign assets and to manage its mix of fixed and floating rate debt. The Company has procedures to monitor and control the use of derivatives and only enters into transactions with a limited group of creditworthy financial institutions. The Company does not engage in derivative transactions for speculative or trading purpose, nor is it a party to leveraged derivatives.

     During the first quarter of 2000, the Company materially modified its participation in derivative transactions by terminating or assigning away certain interest rate swaps and all cross-currency interest rate swaps, thereby removing the Company's hedges of foreign exchange rate exposure. A total notional value of $2,860,327 was eliminated in this process. The net proceeds from these terminations and assignments totaled $110,658, which was primarily used to extinguish debt. These proceeds have been classified according to the following components: $21,849 was due to the Company as accrued interest receivable, $143,498 resulted from foreign exchange rate gains and $54,689 resulted from interest rate losses.

     The amount associated with the foreign exchange rate gains reduced the corresponding amount due from counterparties recorded in Deferred charges and other assets. The amount associated with the interest rate losses has been amortized into interest expense over the remaining term of the swap agreements. Approximately $11,331 has been amortized into interest expense for the year ended December 31, 2000.

     The Company was not a party to any swap agreements at December 31, 2000 (representing a net asset of $122,581 at December 31, 1999), after having terminated or assigned away all interest rate and cross-currency swaps during the year then ended. Fair values were obtained from the counterparties to the agreements and represent their estimate of the amount the Company would pay or receive to terminate the swap agreements based upon the existing terms and current market conditions.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of FASB Statement 133," in accordance with the extension provided for in SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." In accordance with these standards, the Company will recognize a charge to income, net of applicable taxes, of approximately $7,500.

NOTE TEN

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash

                       SERVICE CORPORATION INTERNATIONAL
equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. It is not practicable to estimate the fair value of receivables due on cemetery contracts or prearranged funeral contracts (other than prearranged funeral trust funds and cemetery merchandise trust funds, see notes five and six to the consolidated financial statements) without incurring excessive costs because of the large number of individual contracts with varying terms. In prior years, the carrying value of our lending subsidiary's receivables approximated fair value, as the majority of the loan portfolio carries market rates of interest. In August 2000, the Company sold the majority of the assets of its lending subsidiary. The remaining loan portfolio at December 31, 2000, had a net book value of $34,305 ($191,373 at December 31, 1999). In addition, the Company had $10,494 in outstanding undrawn commitments at December 31, 2000 ($46,885 at December 31, 1999). See note nine to the consolidated financial statements regarding the Company's derivative financial instruments.

     The fair market value of the Company's debt at December 31 was as follows:

                                                                 2000         1999
                                                              ----------   ----------
Bank credit agreements and commercial paper.................  $  631,800   $1,179,704
6.375% notes due in 2000....................................          --      140,550
6.75% notes due in 2001.....................................     117,465      133,050
8.72% amortizing notes due in 2002..........................      28,506       70,944
8.375% notes due in 2004....................................      32,918       42,872
7.375% notes due in 2004....................................     157,500      203,500
6.0% notes due in 2005......................................     343,360      441,600
7.2% notes due in 2006......................................      86,250      114,300
6.875% notes due in 2007....................................      85,500      107,400
6.5% notes due in 2008......................................     112,000      137,200
7.7% notes due in 2009......................................     110,000      143,400
6.95% amortizing notes due in 2010..........................      27,061       38,104
7.875% debentures due in 2013...............................      51,230       32,152
7.0% notes due in 2015 (putable in 2002)....................     137,640      254,100
6.3% notes due in 2020 (putable in 2003)....................     204,000      244,800
Medium term notes, maturities through 2019, fixed average
  interest rate of 9.32%....................................      20,299       24,152
Convertible debentures......................................      28,578       59,672
Mortgage notes and other debt...............................      86,219      136,368
                                                              ----------   ----------
          Total debt........................................  $2,260,326   $3,503,868
                                                              ==========   ==========

     The fair value of the fixed rate long-term borrowings was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The market value of convertible securities has been estimated based on the respective shares of Company common stock into which such securities may be converted. The Company has historically reported the market value of its bank credit agreements at book value since such agreements have variable interest rates. However, at December 31, 2000, the fair market value of these credit agreements is less than book value based upon existing market pricing and terms for comparable bank credit agreements.

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

                       SERVICE CORPORATION INTERNATIONAL

     Customer payments on prearranged funeral contracts that are placed into state regulated trusts, used to pay premiums on life insurance contracts or bonded generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

NOTE ELEVEN

COMMITMENTS

     The annual payments for operating leases (primarily for funeral home facilities and transportation equipment) are as follows:

2001......................................................  $ 60,678
2002......................................................    51,893
2003......................................................    40,287
2004......................................................    34,060
2005......................................................    25,078
Thereafter................................................    83,614
                                                            --------
          Subtotal........................................   295,610
Less:
  Subleases...............................................      (851)
                                                            --------
          Total...........................................  $294,759
                                                            ========

     The majority of these operating leases contain one of the following options: (a) purchase the property at the fair value at date of exercise, (b) purchase the property for a value determined at the inception of the lease or
(c) renew for the fair rental value at the end of the primary term of the lease. Some of the equipment leases contain residual value exposures. Rental expense was $94,629, $88,437 and $69,196 for the years ended December 31, 2000, 1999 and
1998, respectively.

     The Company has entered into management, consultative and noncompetition agreements (generally for five to ten years) with certain officers and employees of the Company and former owners of businesses acquired. During the years ended December 31, 2000, 1999 and 1998, $75,141, $104,650 and $74,578 was charged to expense, respectively. At December 31, 2000, the maximum estimated future commitment under all agreements with a remaining term in excess of one year is $243,612, including $5,329 with certain officers of the Company. In December 1999, the Company modified several of the above agreements as part of a cost rationalization program (see note seventeen to the consolidated financial statements).

     The Company has a minimum purchase agreement with a major casket manufacturer for its North American operations with an original commitment of $750,000 over six years. The agreement contains provisions to increase the minimum annual purchases for normal price increases. In addition, the contract provides for a one-year extension period in which the Company is required to purchase any remaining commitment that exists at the end of the original term. The remaining commitment over the next four years is $555,000 (2001 -- $115,000; 2002 -- $130,000; 2003 -- $145,000; 2004 -- $165,000).

NOTE TWELVE

STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 2000. At December 31, 2000, 500,000,000 common shares of $1 par value were authorized, 272,507,010 shares were issued and outstanding (272,064,618 at December 31, 1999), net of 2,502,190 shares held, at par, in treasury (2,792,503 at December 31, 1999).

                       SERVICE CORPORATION INTERNATIONAL

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

     The Company has benefit plans whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The Company's Amended 1996 Incentive Plan reserves 24,000,000 shares of common stock for future awards of stock options, restricted stock and other stock based awards to officers and key employees of the Company. The Company's 1996 Non-qualified Incentive Plan reserves 6,700,000 shares of common stock for future awards of nonqualified stock options to employees who are not officers of the Company. Under the Company's 1995 Stock Plan for Non-Employee Directors, non-employee directors automatically receive yearly awards of restricted stock through the year 2000. Each award is for 3,000 shares of common stock and vests after one year of service.

     The plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless, at the discretion of the Company's Compensation Committee of the Board of Directors, alternative vesting methods are allowed. At December 31, 2000 and 1999, 15,713,000 options had been granted to officers and key employees of the Company which contain alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging from eight to ten years from date of grant. At December 31, 2000 and 1999, 11,187,894 and 16,903,290 shares, respectively, were reserved for future option grants under all stock option plans.

     The following tables set forth certain stock option information:

                                                                         WEIGHTED-AVERAGE
                                                             OPTIONS      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding at December 31, 1997..........................  19,313,451        $20.81
                                                            ----------        ------
  Granted.................................................   2,953,553         36.66
  Exercised...............................................  (4,785,496)        13.50
  Cancelled...............................................    (102,992)        26.62
                                                            ----------        ------
Outstanding at December 31, 1998..........................  17,378,516         25.48
                                                            ----------        ------
  Granted.................................................   5,080,339         17.06
  Assumed.................................................   1,199,273         23.65
  Exercised...............................................     (73,181)        14.74
  Cancelled...............................................  (3,691,837)        24.94
                                                            ----------        ------
Outstanding at December 31, 1999..........................  19,893,110         23.36
                                                            ----------        ------
  Granted.................................................   7,288,650          4.89
  Exercised...............................................          --            --
  Cancelled...............................................  (1,887,967)        24.92
                                                            ----------        ------
Outstanding at December 31, 2000..........................  25,293,793        $17.92
                                                            ==========        ======
Exercisable at December 31, 2000..........................  12,262,434        $21.45
                                                            ==========        ======
Exercisable at December 31, 1999..........................   8,575,226        $20.42
                                                            ==========        ======
Exercisable at December 31, 1998..........................   6,435,679        $17.23
                                                            ==========        ======

                       SERVICE CORPORATION INTERNATIONAL

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   ------------------------------------------------   -----------------------------
                                          WEIGHTED-       WEIGHTED-                       WEIGHTED-
                        NUMBER             AVERAGE         AVERAGE         NUMBER          AVERAGE
RANGE OF            OUTSTANDING AT        REMAINING       EXERCISE     EXERCISABLE AT     EXERCISE
EXERCISE PRICE     DECEMBER 31, 2000   CONTRACTUAL LIFE     PRICE     DECEMBER 31, 2000     PRICE
--------------     -----------------   ----------------   ---------   -----------------   ---------
$ 0.00 --  9.41        7,137,200             6.2           $ 4.90                --        $   --
  9.41 -- 20.00        9,306,162             5.1            15.84         6,976,216         15.46
 20.00 -- 30.00        3,406,824             2.4            25.62         2,994,279         25.34
 30.00 -- 40.00        5,412,941             4.1            33.69         2,276,609         34.55
 40.00 -- 50.00           30,666             2.8            41.75            15,330         41.96
                      ----------             ---           ------        ----------        ------
$ 0.00 -- 50.00       25,293,793             4.8           $17.92        12,262,434        $21.45
                      ==========             ===           ======        ==========        ======

     For the years ended December 31, 2000, 1999 and 1998, respectively, 33,000, 30,000, and 30,000 shares of restricted stock were awarded at average fair values of $4.03, $19.06 and $40.88, respectively.

     If the Company had elected to recognize compensation cost for its option plans based on the fair value at the grant dates for awards under those plans, net income (loss) and earnings (loss) per share would have been changed for the years ended December 31 to the pro forma amounts indicated below:

                                                        2000         1999       1998
                                                     -----------   --------   --------
Net income (loss):
  As reported......................................  $(1,343,251)  $(32,412)  $342,142
  Pro forma........................................   (1,367,986)   (64,015)   318,057
Basic earnings (loss) per share:
  As reported......................................  $     (4.93)  $   (.12)  $   1.34
  Pro forma........................................        (5.03)      (.23)      1.24
Diluted earnings (loss) per share:
  As reported......................................  $     (4.93)  $   (.12)  $   1.31
  Pro forma........................................        (5.02)      (.23)      1.22

     The fair value of the Company's stock options used to compute pro forma net income (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: dividend yield of 0%, 0%, and 1%, expected volatility of 57.2%, 41.6% and 28.3%, a risk free interest rate of 6.7%, 5.5% and 5.5%; and an expected holding period of 7 years for all three years.

                       SERVICE CORPORATION INTERNATIONAL

     The Company's components of other comprehensive income (loss) at December 31 are as follows:

                                                                                          ACCUMULATED
                                FOREIGN CURRENCY   UNREALIZED GAIN        MINIMUM            OTHER
                                  TRANSLATION        (LOSSES) ON     PENSION LIABILITY   COMPREHENSIVE
                                   ADJUSTMENT        SECURITIES         ADJUSTMENT       INCOME (LOSS)
                                ----------------   ---------------   -----------------   -------------
Balance at December 31,
  1997........................     $  (7,480)         $  3,961           $     --          $  (3,519)
  Activity in 1998............         8,748            10,149                 --             18,897
                                   ---------          --------           --------          ---------
Balance at December 31,
  1998........................         1,268            14,110                 --             15,378
  Activity in 1999............       (39,036)          (36,332)                --            (75,368)
                                   ---------          --------           --------          ---------
Balance at December 31,
  1999........................       (37,768)          (22,222)                --            (59,990)
  Activity in 2000............      (202,709)           (4,792)           (12,724)          (220,225)
  Reclassification adjustment
     for sales of discontinued
     operations...............        16,044            27,014                 --             43,058
                                   ---------          --------           --------          ---------
Balance at December 31,
  2000........................     $(224,433)         $     --           $(12,724)         $(237,157)
                                   =========          ========           ========          =========

NOTE THIRTEEN

RETIREMENT PLANS

     The Company has a defined benefit pension plan covering substantially all United States employees, a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for non-employee directors (Directors' Plan). In 2000, the Company also established a 401(k) employee savings plan.

     Effective December 31, 2000, the Company curtailed its United States noncontributory, defined pension plan and its supplemental retirement plans for certain current and former key employees, officers and non-employee directors. This curtailment occurred subsequent to the valuation of the plans; therefore, the impact of the curtailment will not be recognized until the first quarter of 2001 and is not expected to be material.

     Retirement benefits for the United States pension plan are generally based on years of service and compensation. This contribution is an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments and marketable equity securities. The marketable equity securities include shares of Company common stock with a value of $578 and $2,292 at December 31, 2000 and 1999, respectively.

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the pension plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors' Plan provides for an annual benefit to directors following their retirement, based on a vesting schedule. The Company purchased various life insurance policies on the participants in the SERP, Senior SERP and Directors' Plan with the intent to use the proceeds or any cash value buildup from such policies to assist in funding, at least to the extent of such assets, the plans' funding requirements.

     The Company's United Kingdom operation has a defined benefit pension plan. The Company and employees contribute to the plan consistent with United Kingdom funding requirements. Most other foreign employees are covered by various foreign government mandated or defined contribution plans which are adequately funded and are not considered significant to the financial condition or results of operations of the Company. The plans' liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

                       SERVICE CORPORATION INTERNATIONAL

     The components of net periodic benefit cost for the years ended December 31 were as follows:

                                                         2000       1999       1998
                                                       --------   --------   --------
Service cost -- benefits earned during the period....  $ 15,941   $ 16,378   $ 14,595
Interest cost on projected benefit obligation........    14,965     12,962     13,039
Return on plan assets................................   (13,688)   (13,576)   (14,035)
Settlement charge....................................        --      1,073         --
Amortization of unrecognized transition asset........      (440)      (469)      (481)
Amortization of prior service cost...................     1,126      1,115      1,106
Recognized net (gain) loss...........................      (449)       390        215
                                                       --------   --------   --------
                                                       $ 17,455   $ 17,873   $ 14,439
                                                       ========   ========   ========

     The Plans' funded status at December 31 were as follows (based on valuations as of September 30):

                                                                2000       1999
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $193,415   $193,828
Service cost................................................    15,941     16,378
Contributions paid by participants..........................     1,392      1,373
Interest cost...............................................    14,965     12,962
Plan amendments.............................................       132        157
Actuarial (gain) loss.......................................       775     (7,373)
Benefits paid...............................................   (24,507)   (22,957)
Effect of foreign currency..................................    (3,136)      (953)
                                                              --------   --------
Benefit obligation at end of year...........................  $198,977   $193,415
                                                              ========   ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $158,892   $151,380
Actual return on plan assets................................     2,910      9,766
Employer contributions......................................    17,788     20,309
Contributions paid by participants..........................     1,392      1,373
Benefits paid...............................................   (24,507)   (22,957)
Effect of foreign currency..................................    (3,709)      (979)
                                                              --------   --------
Fair value of plan assets at end of year....................  $152,766   $158,892
                                                              ========   ========
Funded status of plan.......................................  $(46,211)  $(34,523)
Fourth quarter contributions................................     3,870        474
Unrecognized actuarial loss.................................    27,001     15,728
Unrecognized prior service cost.............................     3,932      4,956
Unrecognized net transition asset...........................    (1,759)    (2,346)
Effect of foreign currency..................................        21         (3)
                                                              --------   --------
Net amount recognized.......................................  $(13,146)  $(15,714)
                                                              ========   ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
Prepaid benefit cost........................................  $  6,370   $ 10,719
Accrued benefit liability...................................   (42,885)   (31,884)
Intangible asset............................................     3,995      5,451
Accumulated other comprehensive income......................    19,374         --
                                                              --------   --------
Net amount recognized.......................................  $(13,146)  $(15,714)
                                                              ========   ========

                       SERVICE CORPORATION INTERNATIONAL

     The plans' weighted-average assumptions were as follows:

                                                              2000   1999
                                                              ----   ----
Discount rate used to determine obligations.................  7.64%  7.49%
Assumed rate of compensation increase.......................  4.86   4.91
Assumed rate of return on plan assets.......................  8.93   8.94

     During 2000, the Company established an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of their United States employees. Under the plan, participating employees may defer a portion of their pretax and/or after tax income in accordance with specified guidelines up to a maximum of 15%. The Company then matches a percentage of the employee contributions through contributions of the Company's common stock. For 2000, the Company match was 25% up to the first 6% of employee contributions. The total value of Company matched common stock contributions in 2000 was $812. Subsequent to year end, the Company increased its employer match for the 401(k) plan based on years of service to a range of 75% to 135% up to the first 6% of deferred contributions.

NOTE FOURTEEN

SEGMENT REPORTING

     The Company's operations are product based and geographically based and primary reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in all geographical regions. In 2000, the Company completed sales of its wholly owned insurance operations. As such, these operations have been reclassified and reported as discontinued operations (see note four to the consolidated financial statements).

                       SERVICE CORPORATION INTERNATIONAL

     The Company's reportable segment information is as follows:

                                                                            REPORTABLE
                                                   FUNERAL      CEMETERY     SEGMENTS
                                                  ----------   ----------   -----------
Revenues from external customers:
  2000..........................................  $1,911,969   $  641,267   $ 2,553,236
  1999..........................................   2,039,348      947,852     2,987,200
  1998..........................................   1,829,136      846,601     2,675,737
Depreciation and amortization:
  2000..........................................  $  157,174   $   40,162   $   197,336
  1999..........................................     174,150       56,725       230,875
  1998..........................................     152,396       28,584       180,980
Operating income:
  2000..........................................  $  266,915   $   58,432   $   325,347
  1999..........................................     366,494      247,719       614,213
  1998..........................................     384,607      306,161       690,768
Total assets:
  2000..........................................  $7,865,099   $4,464,622   $12,329,721
  1999..........................................   7,546,186    4,661,780    12,207,966
  1998..........................................   6,944,480    4,012,685    10,957,165
Capital expenditures:
  2000..........................................  $   40,660   $   43,943   $    84,603
  1999..........................................     905,790      432,083     1,337,873
  1998..........................................     590,065      369,212       959,277
Operating locations at year end (unaudited):
  2000..........................................       3,751          629         4,380
  1999..........................................       3,961          585         4,546
  1998..........................................       3,578          488         4,066

                       SERVICE CORPORATION INTERNATIONAL

     The following table reconciles certain reportable segment amounts to the Company's corresponding consolidated amounts:

                                        REPORTABLE     LENDING
                                         SEGMENTS     SUBSIDIARY   CORPORATE   CONSOLIDATED
                                        -----------   ----------   ---------   ------------
Revenues from external customers:
  2000................................  $ 2,553,236    $ 11,494    $     --    $ 2,564,730
  1999................................    2,987,200      20,758          --      3,007,958
  1998................................    2,675,737      20,580          --      2,696,317
Depreciation and amortization:
  2000................................  $   197,336    $     --    $ 26,695    $   224,031
  1999................................      230,875          --      15,215        246,090
  1998................................      180,980           7      16,343        197,330
Total assets(1):
  2000................................  $12,329,721    $ 40,120    $528,628    $12,898,469
  1999................................   12,207,966     193,784     576,480     12,978,230
  1998................................   10,957,165     271,448     501,203     11,729,816
Capital expenditures(2):
  2000................................  $    84,603    $     --    $ 13,192    $    97,795
  1999................................    1,337,873          --      29,187      1,367,060
  1998................................      959,277         180      21,253        980,710

---------------

(1) Total assets includes the net assets of discontinued operations as a component of corporate assets.

(2) Consolidated capital expenditures include $14,425, $1,159,929 and $728,885 for the years ended December 31, 2000, 1999 and 1998, respectively, for purchases of property, plant and equipment, cemetery property, and names and reputations of acquired businesses. The 2000 amount above is related to the Company acquiring by deed in lieu of foreclosure the collateral underlying certain loans from the Company's lending subsidiary. Excluding these capital expenditures related to acquired businesses which are included in Acquisitions, net of cash acquired in the Cash flows from investing activities in the consolidated statement of cash flows, the Company had consolidated capital expenditures of $83,370, $207,131 and $251,825 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table reconciles operating income from reportable segments to the Company's consolidated income (loss) from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting change:

                                                      2000        1999        1998
                                                    ---------   ---------   ---------
Operating Income:
  Reportable segments.............................  $ 325,347   $ 614,213   $ 690,768
  Lending subsidiary operating income (loss)......      2,295     (29,467)      9,441
  General and administrative expenses.............    (79,932)    (82,585)    (66,839)
  Restructuring and non-recurring charges.........   (461,072)   (362,428)         --
                                                    ---------   ---------   ---------
Operating income (loss) from continuing
  operations......................................   (213,362)    139,733     633,370
  Interest expense................................   (281,548)   (238,185)   (177,053)
  Other income....................................     34,636      31,759      43,649
  Loss on sale of investment......................    (56,704)         --          --
                                                    ---------   ---------   ---------
Income (loss) from continuing operations before
  income taxes, extraordinary gains and cumulative
  effect of accounting change.....................  $(516,978)  $ (66,693)  $ 499,966
                                                    =========   =========   =========

                       SERVICE CORPORATION INTERNATIONAL

     In 1999, the Company realigned its management of geographic segments to focus on total European operations. Although total amounts reported have not changed, the Company has made certain reclassifications in all years in order to properly reflect the results of these geographic segments.

     The Company geographic segment information was as follows:

                                          NORTH                    OTHER
                                         AMERICA       EUROPE     FOREIGN      TOTAL
                                        ----------   ----------   --------   ----------
Revenues from external customers:
  2000................................  $1,737,014   $  686,199   $141,517   $2,564,730
  1999................................   2,021,282      814,569    172,107    3,007,958
  1998................................   1,796,271      791,096    108,950    2,696,317
Operating income (loss)(1):
  2000................................  $ (251,705)  $   19,823   $ 18,520   $ (213,362)
  1999................................      96,521       14,195     29,017      139,733
  1998................................     521,286       96,476     15,608      633,370
Long-lived assets:
  2000................................  $4,905,990   $1,154,260   $521,178   $6,581,428
  1999................................   5,407,022    1,441,113    556,234    7,404,369
  1998................................   4,495,546    1,541,384    421,485    6,458,415
Operating locations at year end
  (unaudited):
  2000................................       2,256        1,942        182        4,380
  1999................................       2,291        2,071        184        4,546
  1998................................       1,843        2,054        169        4,066

---------------

(1) Operating income (loss) includes $461,072 and $362,428 in restructuring charges in December 31, 2000 and 1999, respectively. In 2000 and 1999, respectively, $439,632 and $279,078 relates to North America, $20,424 and $75,898 relates to Europe and $1,016 and $7,452 relates to Other Foreign.

     Included in the North American figures above are the following United States amounts:

                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Revenues from external customers.................  $1,657,553   $1,940,640   $1,718,773
Operating income (loss)..........................  $ (168,655)  $   81,934   $  504,591
Long-lived assets................................  $4,648,778   $5,041,006   $4,163,222
Operating locations at year end (unaudited)......       2,092        2,137        1,686

     Included in the European figures above are the following French amounts:

                                                      2000         1999         1998
                                                    --------     --------     --------
Revenues from external customers..................  $415,615     $505,630     $524,418
Operating income (loss)...........................  $  9,391     $ (1,860)    $ 60,810
Long-lived assets.................................  $344,369     $468,532     $480,979
Operating locations at year end (unaudited).......     1,169        1,236        1,214

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIFTEEN

SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts was as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Cash and cash equivalents:
  Cash......................................................  $   36,309   $   32,116
  Commercial paper and temporary investments................      11,600       25,698
                                                              ----------   ----------
                                                              $   47,909   $   57,814
                                                              ==========   ==========
Receivables and allowances:
  Current:
     Trade accounts.........................................  $  276,747   $  329,104
     Cemetery contracts.....................................     255,815      294,893
     Loans and other notes receivable.......................      23,486       73,510
                                                              ----------   ----------
                                                                 556,048      697,507
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      64,852       77,080
     Unearned finance charges...............................      41,207       35,158
                                                              ----------   ----------
                                                                 106,059      112,238
                                                              ----------   ----------
                                                              $  449,989   $  585,269
                                                              ==========   ==========
  Long-term:
     Cemetery contracts.....................................  $  653,975   $  591,489
     Trusted cemetery merchandise sales.....................     886,270      800,306
     Loans and other notes receivable.......................     149,200      325,324
                                                              ----------   ----------
                                                               1,689,445    1,717,119
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................     272,865       97,285
     Unearned finance charges...............................      87,205       87,609
                                                              ----------   ----------
                                                                 360,070      184,894
                                                              ----------   ----------
                                                              $1,329,375   $1,532,225
                                                              ==========   ==========

                       SERVICE CORPORATION INTERNATIONAL

     Interest rates on cemetery contracts and loans and other notes receivable range from 3.5% to 14.5% at December 31, 2000 (7.0% to 14.5% at December 31,
1999). Included in long-term loans and other notes receivable at December 31, 2000, are $445 in notes with officers, employees and former employees of the Company ($10,392 at December 31, 1999), the majority of which are collateralized by real estate, and $4,786 in notes with other related parties ($19,796 at December 31, 1999).

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Cemetery property:
  Undeveloped land..........................................  $1,840,772   $1,913,904
  Developed land, lawn crypts and mausoleums................     185,712      268,506
                                                              ----------   ----------
                                                              $2,026,484   $2,182,410
                                                              ==========   ==========
Property, plant and equipment:
  Land......................................................  $  353,144   $  446,668
  Buildings and improvements................................   1,401,996    1,408,424
  Operating equipment.......................................     484,569      547,594
  Leasehold improvements....................................      59,937       61,237
                                                              ----------   ----------
                                                               2,299,646    2,463,923
  Less: accumulated depreciation............................    (624,383)    (583,944)
                                                              ----------   ----------
                                                              $1,675,263   $1,879,979
                                                              ==========   ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $   91,834   $  102,204
  Payroll...................................................      92,416       95,222
  Interest..................................................      54,471       61,881
  Insurance.................................................      50,358       46,940
  Bank overdraft............................................      30,924       24,566
  Restructuring charge balance..............................      47,803       89,812
  Other.....................................................     133,549      156,126
                                                              ----------   ----------
                                                              $  501,355   $  576,751
                                                              ==========   ==========

NON-CASH TRANSACTIONS

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------   --------   -------
Common stock issued under restricted stock plans......  $    133   $    410   $ 1,196
Minimum liability under retirement plans..............   (12,724)        --      (535)
Debenture conversions to common stock.................        --        766     2,594
Common stock issued in acquisitions...................       247    565,831    97,124
Debt issued in acquisitions...........................        --         --    28,560

                       SERVICE CORPORATION INTERNATIONAL

NOTE SIXTEEN

EARNINGS PER SHARE

     The basic and diluted per share computations for income (loss) from continuing operations before extraordinary gains and cumulative effect of accounting change were for the years ended December 31 as follows:

                                                          2000          1999          1998
                                                      ------------   -----------   -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Income (numerator):
  Income (loss) from continuing operations before
     extraordinary gains and cumulative effect of
     accounting change -- basic.....................   $(425,523)     $(51,224)     $331,561
  After tax interest on convertible debentures......         190           408         1,368
                                                       ---------      --------      --------
  Income (loss) from continuing operations before
     extraordinary gains and cumulative effect of
     accounting change -- diluted...................   $(425,333)     $(50,816)     $332,929
                                                       =========      ========      ========
Shares (denominator):
  Shares -- basic...................................     272,172       272,281       256,271
  Stock options and warrants........................          23           673         4,290
  Convertible debentures............................         349           838         1,959
                                                       ---------      --------      --------
  Shares -- diluted.................................     272,544       273,792       262,520
                                                       =========      ========      ========
Earnings (loss) per share from continuing operations
  before extraordinary gains and cumulative effect
  of accounting change:
  Basic.............................................   $   (1.56)     $   (.19)     $   1.30
  Diluted...........................................   $   (1.56)     $   (.19)     $   1.27

     The computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of the Company's common stock for the year, because the inclusion of such options would be antidilutive. The number of antidilutive options that were excluded from diluted earnings per share and could potentially dilute basic earnings per share in the future were 25,271, 19,220 and 13,089 shares in 2000, 1999 and 1998, respectively. In addition, diluted earnings per share excludes 1,717, 1,232 and 128 shares in 2000, 1999 and 1998, respectively, that are issuable upon conversion of the Company's convertible debentures because the inclusion of such shares would be antidilutive.

NOTE SEVENTEEN

RESTRUCTURING AND NON-RECURRING CHARGES

     The Company recorded restructuring and non-recurring charges in the first quarter of 1999 (First Quarter 1999 Charge), the fourth quarter of 1999 (Fourth Quarter 1999 Charge) and the fourth quarter of 2000 (Fourth Quarter 2000 Charge). Additionally, the Company established reserves in 1999 on loans previously made by the Company's lending subsidiary (Impaired Loans), and in 2000 adjusted estimates for certain items originally included in the Fourth Quarter 1999 Charge.

     The First Quarter 1999 Charge totaled $89,884 relating to a cost rationalization program initiated in 1999 and consisted of the following: (1) severance costs of $56,757; (2) a charge of $19,123 of which $2,153 related to terminated projects representing costs associated with certain construction projects that have been cancelled and $16,970 related to costs associated with acquisition due diligence which will no longer be

                       SERVICE CORPORATION INTERNATIONAL
pursued; (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives.

     The $56,757 for severance costs is related to the termination of five executive contractual relationships and the involuntary termination of approximately 100 employees in North America (of which approximately 20 were located in the corporate office), 600 employees in France, 85 employees in other European operations and 10 employees in other foreign operations. The positions terminated were both operational and administrative in nature. The severance costs related to the executive contractual relationships will be paid out according to the terms of the respective agreements and will extend through 2005.

     The Fourth Quarter 1999 Charge totaled $272,544 relating to additional cost rationalization programs, as well as initiatives required to enhance cash flow and reduce debt. The Fourth Quarter 1999 Charge consisted of the following: (1) severance costs of $150,675; (2) asset impairment of $73,728 associated with assets held for sale which were written down to estimated fair value; (3) asset impairment of $18,245 associated with loans made by the Company's lending subsidiary held for sale which were written down to estimated fair value; (4) $12,719 of informational technology costs associated with projects that will no longer be pursued by the Company; (5) $6,554 of costs to terminate certain lease obligations related to facility closures; and (6) $10,623 of various other items.

     The $150,675 of severance costs is related to the involuntary termination of 1,141 employees of the Company. Included in this total are 715 employees in the Company's international operations, 385 employees in North America, 33 employees in the Company's corporate home office and 8 executive officers of the Company. Of the 715 employees in the Company's international operations, 290 are additional involuntary terminations in France pursuant to the Company's First Quarter Charge. In the North America total, 316 individuals were former owners of independent funeral homes and cemeteries that were purchased by the Company and represent approximately $92,180 of the $150,675 of severance costs. These individuals were under employment, consultant and/or covenant-not-to-compete contractual agreements and have been relieved from their obligations or restrictions under their agreements. Such individuals will continue to be paid by the Company pursuant to such contractual terms, the majority of which will be paid by 2007. The other positions terminated were both operational and administrative in nature and the severance costs are expected to be paid out through 2001. The severance costs associated with the executive officers will be paid in accordance with the terms of the respective agreements and will extend through 2005.

     The $73,728 of charges related to assets held for sale consists of approximately $59,655 in the Company's North American operations, approximately $11,645 in the Company's international operations and approximately $2,428 of corporate assets. The $59,655 of charges in North America include approximately 50 funeral homes or cemeteries and approximately 45 individual parcels of undeveloped cemetery property or excess land that are held for sale and being reduced to their estimated fair values. The Company believes it is a prudent strategy to hold these underperforming assets for sale and redeploy the proceeds from such sales to reduce debt.

     The asset impairment associated with the lending subsidiary's loans represents the estimated amount necessary to sell 205 loans with a fair value of $176,272. The Company decided, except for existing commitments, to indefinitely suspend the operations of its lending subsidiary and to sell a portion of the loan portfolio in 2000. In connection with selling the portfolio of loans discussed above, the Company was also relieved of all but $10,494 of loan commitments to extend credit (see note ten to the consolidated financial statements).

     The Impaired Loans charge in 1999 totaled $38,608 and related to loans not being held for sale by the Company's lending subsidiary. The face value of the 47 loans subject to the reserve was $61,315 at December 31, 1999. In 2000, the Company acquired by deed in lieu of foreclosure the collateral underlying

                       SERVICE CORPORATION INTERNATIONAL
these loans previously on non-accrual status. Subsequent to acquiring those locations, the Company sold the majority of these locations during the year.

     In the second quarter of 2000, the Company made a change in estimate for certain items originally included in the Fourth Quarter 1999 Charge. These changes primarily related to increasing the provision for asset impairment by $22,250 to further write down to estimated fair value the loans made by the Company's lending subsidiary which were held for sale, offset by a reduction in the provision of $11,229 for funeral home and cemetery properties previously written down to their fair value, which were no longer being held for sale.

     The Fourth Quarter 2000 Charge totaled $447,791 and related to planned divestitures as a result of a North American facility review, the reduction of the carrying value of an equity investment in North America and certain additional changes to estimates in the Company's restructuring and non-recurring charges recorded in 1999. Of the total Fourth Quarter 2000 Charge, $351,159 of charges related to the planned divestitures of 230 funeral service locations anticipated to be sold as funeral businesses, 174 funeral service locations anticipated to be sold as real estate and 105 cemeteries; $83,256 of charges to reduce the carrying value of the Company's equity investment in Arbor Memorial Services Inc.; and $13,376 of net charges as a result of changes in estimates to the Company's 1999 charges. The changes primarily consisted of $5,739 to further write down to estimate fair value certain remaining loans made by the Company's lending subsidiary, $12,000 to write down to fair value assets held in the Company's European operations, offset by a reduction of $4,363 in previously estimated severance costs in the Company's International operations.

     The utilization of the restructuring charges was as follows:

                                                                                    UTILIZATION FOR TWELVE
                                                                                         MONTHS ENDED
                                                                     ADDITIONS OR     DECEMBER 31, 2000
                                   ORIGINAL         BALANCE AT       ADJUSTMENTS    ----------------------      BALANCE AT
                                 CHARGE AMOUNT   DECEMBER 31, 1999   DURING 2000      CASH       NON-CASH    DECEMBER 31, 2000
                                 -------------   -----------------   ------------   ---------   ----------   -----------------
First Quarter 1999 Charge......    $ 89,884          $ 25,245          $     --      $ 8,300     $ 10,735         $ 6,210
Fourth Quarter 1999 Charge.....     272,544           135,944            26,657       38,355       37,287          86,959
Fourth Quarter 2000 Charge.....     434,415                --           434,415           --      434,415              --
                                   --------          --------          --------      -------     --------         -------
                                   $796,843          $161,189          $461,072      $46,655     $482,437         $93,169
                                   ========          ========          ========      =======     ========         =======

     Of the remaining total restructuring charge balance, approximately $91,608 relates to severance costs. Further of the $93,169 remaining reserves, $47,803 is included in Accounts Payable and Accrued Liabilities and $45,366 is included in Other Liabilities in the Consolidated Balance Sheet based on the expected timing of payment.

     In October 2000, the Company executed the sale of a 21% minority interest in the stock of the Company's United Kingdom operations. As a result, the Company recorded a loss on the sale of investment of $56,704 on a pretax basis in 2000.

                       SERVICE CORPORATION INTERNATIONAL

NOTE EIGHTEEN

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     FIRST      SECOND     THIRD      FOURTH        YEAR
                                   ---------   --------   --------   ---------   -----------
Revenues:
  2000...........................  $ 683,493   $636,545   $615,703   $ 628,989   $ 2,564,730
  Proforma 1999..................                                      660,454     2,745,114
  1999...........................    832,260    745,836    708,191     721,671     3,007,958
Gross profit:
  2000...........................    117,065     72,068     71,862      66,647       327,642
  Proforma 1999..................                                       17,528       328,775
  1999...........................    211,570    169,333    123,754      80,089       584,746
Income (loss) from continuing
  operations before extraordinary
  gains and cumulative effect of
  accounting change:
  2000...........................     20,937    (16,443)   (10,846)   (419,171)     (425,523)
  Proforma 1999..................                                     (227,178)     (210,668)
  1999...........................     37,607     69,923     29,351    (188,105)      (51,224)
Net income (loss):
  2000...........................   (876,641)     4,556    (49,626)   (421,540)   (1,343,251)
  Proforma 1999..................                                     (223,317)     (191,856)
  1999...........................     43,768     76,013     32,055    (184,248)      (32,412)
Basic earnings (loss) per share
  from continuing operations
  before extraordinary gains and
  cumulative effect of accounting
  change:
  2000...........................        .08       (.06)      (.04)      (1.54)        (1.56)
  Proforma 1999..................                                         (.83)         (.77)
  1999...........................        .13        .26        .11        (.69)         (.19)
Diluted earnings (loss) per share
  from continuing operations
  before extraordinary gains and
  cumulative effect of accounting
  change:
  2000...........................        .08       (.06)      (.04)      (1.54)        (1.56)
  Proforma 1999..................                                         (.83)         (.77)
  1999...........................        .13        .26        .11        (.69)         (.19)

     Gross profit includes a provision for loan impairment of $38,608 in the fourth quarter of 1999 related to loans held by the Company's lending subsidiary. Income (loss) from continuing operations before extraordinary gains and cumulative effect of accounting change includes restructuring charges of $89,884 in the first quarter of 1999 and $272,544 in the fourth quarter of 1999, $447,791 in the fourth quarter of 2000, and changes in estimates to the fourth quarter 1999 charge of $13,281 in the second quarter of 2000 and $13,376 in the fourth quarter of 2000.

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2000

                                       BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
                                       BEGINNING    COSTS AND       OTHER                        END OF
DESCRIPTION                            OF PERIOD     EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)     PERIOD
-----------                            ----------   ----------   -----------   -------------   ----------
                                                                 (IN THOUSANDS)
Current --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 2000....   $77,080      $20,005      $(18,558)      $(13,675)      $ 64,852
     Year ended December 31, 1999....    53,292       22,585        11,498        (10,295)        77,080
     Year ended December 31, 1998....    52,597       27,190         2,327        (28,822)        53,292
Due After One Year --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 2000....   $97,285      $19,885      $159,705       $ (4,010)      $272,865
     Year ended December 31, 1999....    38,707       47,418        11,169             (9)        97,285
     Year ended December 31, 1998....    35,964        3,650          (499)          (408)        38,707
Deferred Tax Valuation Allowance:
     Year ended December 31, 2000....   $27,278      $41,921      $     --       $     --       $ 69,199
     Year ended December 31, 1999....    13,058       14,220            --             --         27,278
     Year ended December 31, 1998....    15,327       (2,269)           --             --         13,058

---------------

(1) Uncollected receivables written off, net of recoveries.

(2) Primarily cumulative effect of accounting change and acquisitions and dispositions of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," (ii) with respect to Items 11 and 13 under the captions "Certain Information with Respect to Officers and Directors," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders." The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K, the information under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" in such Proxy Statement, and the information in the first two paragraphs under the caption "Audit Committee Report" in such Proxy Statement, are not incorporated by reference into this Form 10-K.

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

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index on pages 68-72 are filed as part of this report.

     (b) Reports on Form 8-K

     During the quarter ended December 31, 2000, the Company filed a Form 8-K dated December 4, 2000 reporting (i) under "Item 5. Other Events" the Company's announcement of the completion of an amendment to its bank credit facility agreements, and (ii) under "Item 7. Financial Statements and Exhibits" the exhibits comprised of the Company's press release dated December 4, 2000 and two amendments to the Company's bank credit facility agreements.

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

Dated: March 30, 2001

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                  /s/ R.L. WALTRIP*                    Chairman of the Board and        March 30, 2001
-----------------------------------------------------    Chief Executive Officer
                   (R.L. Waltrip)

               /s/ JEFFREY E. CURTISS*                 Senior Vice President Chief      March 30, 2001
-----------------------------------------------------    Financial Officer (Principal
                (Jeffrey E. Curtiss)                     Financial Officer)

                /s/ W. CARDON GERNER                   Vice President Corporate         March 30, 2001
-----------------------------------------------------    Controller (Principal
                 (W. Cardon Gerner)                      Accounting Officer)

               /s/ ANTHONY L. COELHO*                  Director                         March 30, 2001
-----------------------------------------------------
                 (Anthony L. Coelho)

                /s/ JACK FINKELSTEIN*                  Director                         March 30, 2001
-----------------------------------------------------
                 (Jack Finkelstein)

                 /s/ A.J. FOYT, JR.*                   Director                         March 30, 2001
-----------------------------------------------------
                  (A.J. Foyt, Jr.)

                 /s/ JAMES H. GREER*                   Director                         March 30, 2001
-----------------------------------------------------
                  (James H. Greer)

                  /s/ B.D. HUNTER*                     Director                         March 30, 2001
-----------------------------------------------------
                    (B.D. Hunter)

                 /s/ VICTOR L. LUND*                   Director                         March 30, 2001
-----------------------------------------------------
                  (Victor L. Lund)

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----


               /s/ JOHN W. MECOM, JR.*                 Director                         March 30, 2001
-----------------------------------------------------
                (John W. Mecom, Jr.)

             /s/ CLIFTON H. MORRIS, JR.*               Director                         March 30, 2001
-----------------------------------------------------
              (Clifton H. Morris, Jr.)

               /s/ E.H. THORNTON, JR.*                 Director                         March 30, 2001
-----------------------------------------------------
                (E.H. Thornton, Jr.)

                /s/ W. BLAIR WALTRIP*                  Director                         March 30, 2001
-----------------------------------------------------
                 (W. Blair Waltrip)

               /s/ EDWARD E. WILLIAMS*                 Director                         March 30, 2001
-----------------------------------------------------
                (Edward E. Williams)

              *By: /s/ JAMES M. SHELGER
   -----------------------------------------------
       (James M. Shelger, as Attorney-In-Fact
         For each of the Persons indicated)

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation. (Incorporated by
                            reference to Exhibit 3.1 to Registration Statement No.
                            333-10867 on Form S-3).
          3.2            -- Articles of Amendment to Restated Articles of
                            Incorporation. (Incorporated by reference to Exhibit 3.1
                            to Form 10-Q for the fiscal quarter ended September 30,
                            1996).
          3.3            -- Statement of Resolution Establishing Series of Shares of
                            Series D Junior Participating Preferred Stock, dated July
                            27, 1998. (Incorporated by reference to Exhibit 3.2 to
                            Form 10-Q for the fiscal quarter ended June 30, 1998).
          3.4            -- Bylaws, as amended. (Incorporated by reference to Exhibit
                            3.1 to Form 10-Q for the fiscal quarter ended September
                            30, 1999).
          4.1            -- Rights Agreement dated as of May 14, 1998 between the
                            Company and Harris Trust and Savings Bank. (Incorporated
                            by reference to Exhibit 99.1 to Form 8-K dated May 14,
                            1998).
          4.2            -- Agreement Appointing a Successor Rights Agent Under
                            Rights Agreement, dated June 1, 1999, by the Company,
                            Harris Trust and Savings Bank and The Bank of New York.
                            (Incorporated by reference to Exhibit 4.1 to Form 10-Q
                            for the fiscal quarter ended June 30, 1999).
         10.1            -- Retirement Plan For Non-Employee Directors. (Incorporated
                            by reference to Exhibit 10.1 to Form 10-K for the fiscal
                            year ended December 31, 1991).
         10.2            -- Form of First Amendment to Retirement Plan For
                            Non-Employee Directors
         10.3            -- Agreement dated May 14, 1992 between the Company, R. L.
                            Waltrip and related parties relating to life insurance.
                            (Incorporated by reference to Exhibit 10.4 to Form 10-K
                            for the fiscal year ended December 31, 1992).
         10.4            -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and R.L. Waltrip. (Incorporated
                            by reference to Exhibit 10.3 to Form 10-K for the fiscal
                            year ended December 31, 1998).
         10.5            -- Non-Competition Agreement and Amendment to Employment
                            Agreement, dated November 11, 1991, among the Company, R.
                            L. Waltrip and Claire Waltrip. (Incorporated by reference
                            to Exhibit 10.9 to Form 10-K for the fiscal year ended
                            December 31, 1992).
         10.6            -- Employment Agreement, dated January 1, 1999, between SCI
                            Executive Services, Inc. and W. Blair Waltrip.
                            (Incorporated by reference to Exhibit 10.2 to Form 10-Q
                            for the fiscal quarter ended March 31, 1999).
         10.7            -- Separation and Release Agreement, dated January 18, 2000, among the Company, SCI Executive Services, Inc. and W.
                            Blair Waltrip. (Incorporated by reference to Exhibit 10.6
                            to Form 10-K for the fiscal year ended December 31,
                            1999).
         10.8            -- Employment Agreement, dated January 1, 1998, between SCI
                            Executive Services, Inc. and Jerald L. Pullins.
                            (Incorporated by reference to Exhibit 10.1 to Form 10-Q
                            for the fiscal quarter ended June 30, 1998).
         10.9            -- Employment Agreement, dated January 1, 1999, between SCI
                            Executive Services, Inc. and James M. Shelger.
                            (Incorporated by reference to Exhibit 10.13 to Form 10-K
                            for the fiscal year ended December 31, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Employment and Non-Competition Agreement, dated February
                            28, 2001, between SCI Executive Services, Inc. and B. D.
                            Hunter.
         10.11           -- Employment and Non-Competition Agreement, dated February
                            28, 2001, between SCI Executive Services, Inc. and
                            Jeffrey E. Curtiss.
         10.12           -- Form of Employment Agreement pertaining to officers
                            (other than the officers identified in the preceding
                            exhibits).
         10.13           -- Form of 1986 Stock Option Plan. (Incorporated by
                            reference to Exhibit 10.21 to Form 10-K for the fiscal
                            year ended December 31, 1991).
         10.14           -- Amendment to 1986 Stock Option Plan, dated February 12,
                            1997. (Incorporated by reference to Exhibit 10.11 to Form
                            10-K for the fiscal year ended December 31, 1996).
         10.15           -- Amendment to 1986 Stock Option Plan, dated November 13,
                            1997. (Incorporated by reference to Exhibit 10.12 to Form
                            10-K for the fiscal year ended December 31, 1997).
         10.16           -- Amended 1987 Stock Plan. (Incorporated by reference to
                            Appendix A to Proxy Statement dated April 1, 1991).
         10.17           -- First Amendment to Amended 1987 Stock Plan. (Incorporated
                            by reference to Exhibit 10.23 to Form 10-K for the fiscal
                            year ended December 31, 1993).
         10.18           -- 1993 Long-Term Incentive Stock Option Plan. (Incorporated
                            by reference to Exhibit 4.12 to Registration Statement
                            No. 333-00179 on Form S-8).
         10.19           -- Amendment to 1993 Long-Term Incentive Stock Option Plan,
                            dated February 12, 1997. (Incorporated by reference to
                            Exhibit 10.15 to Form 10-K for the fiscal year ended
                            December 31, 1996).
         10.20           -- Amendment to 1993 Long-Term Incentive Stock Option Plan,
                            dated November 13, 1997. (Incorporated by reference to
                            Exhibit 10.17 to Form 10-K for the fiscal year ended
                            December 31, 1997).
         10.21           -- 1995 Incentive Equity Plan. (Incorporated by reference to
                            Annex B to Proxy Statement dated April 17, 1995).
         10.22           -- Amendment to 1995 Incentive Equity Plan, dated February
                            12, 1997. (Incorporated by reference to Exhibit 10.18 to
                            Form 10-K for the fiscal year ended December 31, 1996).
         10.23           -- Amendment to 1995 Incentive Equity Plan, dated November
                            13, 1997. (Incorporated by reference to Exhibit 10.21 to
                            Form 10-K for the fiscal year ended December 31, 1997).
         10.24           -- 1995 Stock Plan for Non-Employee Directors. (Incorporated
                            by reference to Annex A to Proxy Statement dated April
                            17, 1995).
         10.25           -- Amended 1996 Incentive Plan. (Incorporated by reference to Annex A to Proxy Statement dated April 13, 1999).
         10.26           -- Split Dollar Life Insurance Plan. (Incorporated by
                            reference to Exhibit 10.36 to Form 10-K for the fiscal
                            year ended December 31, 1995).
         10.27           -- Supplemental Executive Retirement Plan for Senior
                            Officers (as Amended and Restated Effective as of January
                            1, 1998). (Incorporated by reference to Exhibit 10.28 to
                            Form 10-K for the fiscal year ended December 31, 1998).
         10.28           -- Form of First Amendment to Supplemental Executive
                            Retirement Plan for Senior Officers.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.29           -- Deferred Compensation Plan. (Incorporated by reference to
                            Exhibit 10.31 to Form 10-K for the fiscal year ended
                            December 31, 1997).
         10.30           -- Amendment No. 5 to Service Corporation International
                            Employee Stock Purchase Plan. (Incorporated by reference
                            to Exhibit 10.31 to Form 10-K for the fiscal year ended
                            December 31, 1999).
         10.31           -- Form of First Amendment to SCI 401(k) Retirement Savings
                            Plan.
         12.1            -- Ratio of Earnings to Fixed Charges.
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Independent Accountants
                            (PricewaterhouseCoopers LLP).
         24.1            -- Powers of Attorney.
         99.1            -- Competitive Advance and Revolving Credit Facility
                            Agreement (Facility A), dated June 27, 1997, among the
                            Company, The Chase Manhattan Bank ("Chase") as
                            administrative agent and the banks and other financial
                            institutions named therein. (Incorporated by reference to
                            Exhibit 99.1 to Form 10-K for the fiscal year ended
                            December 31, 1999).
         99.2            -- Agreement and First Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility A), dated
                            June 26, 1998, among the Company, Chase as administrative
                            agent and the banks and other financial institutions
                            named therein. (Incorporated by reference to Exhibit 99.2
                            to Form 10-K for the fiscal year ended December 31,
                            1999).
         99.3            -- Agreement and Second Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility A), dated
                            June 25, 1999, among the Company, Chase as administrative
                            agent and the banks and other financial institutions
                            named therein. (Incorporated by reference to Exhibit 99.3
                            to Form 10-K for the fiscal year ended December 31,
                            1999).
         99.4            -- Agreement and Third Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility A), dated
                            November 2, 1999, among the Company, Chase as
                            administrative agent and the banks and other financial
                            institutions named therein. (Incorporated by reference to
                            Exhibit 99.4 to Form 10-K for the fiscal year ended
                            December 31, 1999).
         99.5            -- Agreement and Fourth Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility A), dated
                            November 14, 2000, among the Company, Chase as
                            administrative agent and the banks and other financial
                            institutions named therein. (Incorporated by reference to
                            Exhibit 99.2 to Form 8-K dated December 4, 2000).
         99.6            -- Competitive Advance and Revolving Credit Facility
                            Agreement (Facility B), dated June 27, 1997, among the
                            Company, subsidiaries of the Company named therein, Chase
                            as administrative agent and the banks and other financial
                            institutions named therein. (Incorporated by reference to
                            Exhibit 99.5 to Form 10-K for the fiscal year ended
                            December 31, 1999).
         99.7            -- Agreement and First Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility B), dated
                            November 2, 1999, among the Company, subsidiaries of the
                            Company named therein, Chase as administrative agent and
                            the banks and other financial institutions named therein.
                            (Incorporated by reference to Exhibit 99.6 to Form 10-K
                            for the fiscal year ended December 31, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         99.8            -- Agreement and Second Amendment to Competitive Advance and
                            Revolving Credit Facility Agreement (Facility B), dated
                            November 14, 2000, among the Company, subsidiaries of the
                            Company named therein, Chase as administrative agent and
                            the banks and other financial institutions named therein.
                            (Incorporated by reference to Exhibit 99.3 to Form 8-K
                            dated December 4, 2000).
         99.9            -- Consolidated Class Action Complaint filed September 3,
                            1999 in Civil Action No. H-99-280, In re Service
                            Corporation International. (Incorporated by reference to
                            Exhibit 99.1 to Form 10-Q for the fiscal quarter ended
                            September 30, 1999).
         99.10           -- Defendants' Answer to the Consolidated Class Action
                            Complaint filed September 17, 1999 in Civil Action No.
                            H-99-280, In re Service Corporation International.
                            (Incorporated by reference to Exhibit 99.2 to Form 10-Q
                            for the fiscal quarter ended September 30, 1999).
         99.11           -- Defendants' Motion to Dismiss the Consolidated Class
                            Action Complaint filed October 8, 1999 in Civil Action
                            No. H-99-280, In re Service Corporation International.
                            (Incorporated by reference to Exhibit 99.3 to Form 10-Q
                            for the fiscal quarter ended September 30, 1999).
         99.12           -- Plaintiffs' Opposition to Defendants' Motion to Dismiss
                            the Consolidated Class Action Complaint filed November 5,
                            1999 in Civil Action No. H-99-280, In Re Service
                            Corporation International. (Incorporated by reference to
                            Exhibit 99.4 to Form 10-Q for the fiscal quarter ended
                            September 30, 1999).
         99.13           -- Defendants' Reply to Plaintiffs' Opposition to
                            Defendants' Motion to Dismiss the Consolidated Class
                            Action Complaint filed November 24, 1999 in Civil Action
                            No. H-99-280, In re Service Corporation International.
                            (Incorporated by reference to Exhibit 99.12 to Form 10-K
                            for the fiscal year ended December 31, 1999).
         99.14           -- Plaintiffs' Original Petition filed November 10, 1999 in
                            Cause No. 32548-99-11, James P. Hunter, III and James P.
                            Hunter, III Family Trust v. Service Corporation
                            International, Robert L. Waltrip, L. William Heiligbrodt,
                            George R. Champagne, W. Blair Waltrip, James M. Shelger,
                            Wesley T. McRae and PriceWaterhouseCoopers, L.L.P.; in
                            the Judicial District Court of Angelina County, Texas.
                            (Incorporated by reference to Exhibit 99.5 to Form 10-Q
                            for the fiscal quarter ended September 30, 1999).
         99.15           -- Defendants' Original Answer in response to the Original
                            Petition referred to in Exhibit 99.14. (Incorporated by
                            reference to Exhibit 99.14 to Form 10-K for the fiscal
                            year ended December 31, 1999).
         99.16           -- Plaintiff's Original Petition filed December 28, 2000 in
                            Cause No. 33701-01-01, Jack D. Rottman v. Service
                            Corporation International, Robert L. Waltrip, L. William
                            Heiligbrodt, George R. Champagne, W. Blair Waltrip, James
                            M. Shelger, Wesley T. McRae and PricewaterhouseCoopers,
                            L.L.P.; in the ____ Judicial District Court of Angelina
                            County, Texas.
         99.17           -- Defendants' Motion to Transfer Venue and Original Answer
                            in response to the Original Petition referred to in
                            Exhibit 99.16.
         99.18           -- Plaintiff's Original Petition filed December 15, 2000, in
                            Cause No. 2000-63917, Jack T. Hammer v. Service
                            Corporation International, Robert L. Waltrip, L. William
                            Heiligbrodt, George R. Champagne, W. Blair Waltrip, James
                            M. Shelger, Wesley T. McRae and PricewaterhouseCoopers,
                            L.L.P.; in the 165th Judicial District Court of Harris
                            County, Texas.
         99.19           -- Defendants' Original Answer to the Original Petition
                            referred to in Exhibit 99.18.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.31.

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