Form 10-Q
period 2001-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2001-05-15
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____


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

                  YES [X]                          NO [ ]

The number of shares outstanding of the registrant's common stock as of May 11, 2001 was 284,124,372 (excluding treasury shares).

                        SERVICE CORPORATION INTERNATIONAL



                                      INDEX

                                                                                                                            Page
                                                                                                                            ----
Part I.  Financial Information
    Item 1.  Financial Statements
         Consolidated Statement of Operations -
            Three Months Ended March 31, 2001 and 2000                                                                         3

         Consolidated Balance Sheet -
            March 31, 2001 and December 31, 2000                                                                               4

         Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 2001 and 2000                                                                         5

         Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 2001                                                                                  6

         Notes to Consolidated Financial Statements                                                                       7 - 15

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       15 - 24

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                       25


Part II. Other Information

    Item 1.  Legal Proceedings                                                                                           25 - 27

    Item 6.  Exhibits and Reports on Form 8-K                                                                            27 - 28

    Signature                                                                                                                 28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              Three Months Ended
                                                                                   March 31,
(In thousands, except per share amounts)                                   2001                2000
-------------------------------------------------------------------    -------------      --------------
Revenues...........................................................    $     677,776      $      683,493
Costs and expenses.................................................         (566,888)           (566,428)
                                                                       -------------      --------------
Gross profit.......................................................          110,888             117,065

General and administrative expenses................................          (17,979)            (20,113)
Restructuring and non-recurring charges............................          (25,023)                  -
                                                                       -------------      --------------
Operating income...................................................           67,886              96,952

Interest expense...................................................          (60,806)            (69,549)
Other income.......................................................            2,954               3,806
                                                                       -------------      --------------
                                                                             (57,852)            (65,743)
                                                                       -------------      --------------
Income from continuing operations before income taxes,
    extraordinary gains and cumulative effect of accounting changes           10,034              31,209
Provision for income taxes.........................................           (6,715)            (10,272)
                                                                       -------------      --------------

Income from continuing operations before extraordinary gains
    and cumulative effect of accounting changes....................            3,319              20,937
Income from discontinued operations (net of income taxes of
    $3,683)........................................................                -               5,152
Extraordinary gains on early extinguishments of debt
    (net of income taxes of $2,907 and $3,785, respectively).......            4,547               6,585
Cumulative effect of accounting changes (net of income taxes of
    $5,318 and $552,491, respectively).............................           (7,601)           (909,315)
                                                                       -------------      --------------
          Net income (loss)........................................    $         265      $     (876,641)
                                                                       =============      ==============

Earnings per share:
     Basic:
         Income from continuing operations before extraordinary
             gains and cumulative effect of accounting changes         $         .01      $          .08
         Income from discontinued operations.......................                -                 .02
         Extraordinary gains on early extinguishments of debt......              .02                 .02
         Cumulative effect of accounting changes...................             (.03)              (3.34)
                                                                       -------------      --------------
                   Net income (loss)...............................    $         .00      $        (3.22)
                                                                       =============      ==============
     Diluted:
         Income from continuing operations before extraordinary
             gains and cumulative effect of accounting changes         $         .01      $          .08
         Income from discontinued operations.......................                -                 .02
         Extraordinary gains on early extinguishments of debt......              .02                 .02
         Cumulative effect of accounting changes...................             (.03)              (3.33)
                                                                       -------------      --------------
                   Net income (loss)...............................    $         .00      $        (3.21)
                                                                       =============      ==============
Basic weighted average number of shares............................          273,637             272,063
                                                                       =============      ==============
Diluted weighted average number of shares..........................          273,966             273,501
                                                                       =============      ==============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                         March 31,        December 31,
(In thousands, except share amounts)                                                        2001              2000
------------------------------------------------------------------------------------  --------------     --------------
ASSETS
Current assets:
     Cash and cash equivalents......................................................  $       40,221     $       47,909
     Receivables, net of allowances.................................................         445,445            449,989
     Inventories....................................................................         160,999            170,056
     Other .........................................................................         144,928            239,345
                                                                                      --------------     --------------
       Total current assets.........................................................         791,593            907,299
                                                                                      ---------------    --------------

Prearranged funeral contracts ......................................................       4,005,493          4,080,367
Long-term receivables, net of allowances ...........................................       1,311,078          1,329,375
Cemetery property, at cost..........................................................       1,994,027          2,026,484
Property, plant and equipment, at cost (net)........................................       1,599,564          1,675,263
Deferred charges and other assets...................................................         712,116            717,170
Names and reputations (net).........................................................       2,086,024          2,162,511
                                                                                      --------------     --------------
                                                                                      $   12,499,895     $   12,898,469
                                                                                      ==============     ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities.......................................  $      462,709     $      501,355
     Current maturities of long-term debt...........................................         171,023            176,782
     Income taxes ..................................................................          77,940              6,143
                                                                                      --------------     --------------
       Total current liabilities....................................................         711,672            684,280
                                                                                      --------------     --------------

Long-term debt......................................................................       2,861,287          3,114,515
Deferred prearranged funeral contract revenues .....................................       4,484,800          4,537,669
Deferred preneed cemetery contract revenues.........................................       1,808,608          1,815,157
Deferred income taxes...............................................................         457,083            503,292
Other liabilities ..................................................................         261,740            267,735
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
        277,787,105 and 272,507,010, issued and outstanding
        (net of 2,468,012 and 2,502,190 treasury shares, at par)....................         277,787            272,507
     Capital in excess of par value.................................................       2,171,212          2,156,824
     Accumulated deficit............................................................        (216,088)          (216,353)
     Accumulated other comprehensive loss...........................................        (318,206)          (237,157)
                                                                                      --------------     --------------
        Total stockholders' equity..................................................       1,914,705          1,975,821
                                                                                      --------------     --------------
                                                                                      $   12,499,895     $   12,898,469
                                                                                      ==============     ==============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Three months ended
                                                                                                          March 31,
(In thousands)                                                                                     2001           2000
---------------------------------------------------------------------------------------------   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................................   $      265     $ (876,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Income from discontinued operations, net of taxes.......................................            -         (5,152)
     Extraordinary gains on early extinguishments of debt, net of taxes......................       (4,547)        (6,585)
     Cumulative effect of accounting changes, net of taxes...................................        7,601        909,315
     Depreciation and amortization...........................................................       50,272         58,162
     Benefit for deferred income taxes.......................................................      (74,898)       (10,932)
     Restructuring and non-recurring charges.................................................       25,023              -
     Payments on restructuring charges.......................................................       (6,510)       (16,149)
     Net effect of interest rate component of swap terminations..............................            -        (32,840)
     Loss (gain) from dispositions (net).....................................................          509         (1,583)
     Change in assets and liabilities, net of effects from acquisitions and dispositions:
       Decrease in receivables...............................................................        3,235         44,586
       Decrease (increase) in other assets...................................................      109,020         (3,303)
       Increase in payables and other liabilities ...........................................       78,123         19,904
       Other.................................................................................       (1,206)       (17,449)
     Net effect of prearranged funeral production and maturities.............................       19,552         (8,837)
                                                                                                ----------     ----------
Net cash provided by continuing operations ..................................................      206,439         52,496
Net cash provided by discontinued operations ................................................            -         48,963
                                                                                                ----------     ----------
Net cash provided by operating activities ...................................................      206,439        101,459

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures....................................................................      (27,627)       (20,574)
     Proceeds from sales of property and equipment...........................................       25,887          4,499
     Loans issued by lending subsidiary......................................................            -         (1,196)
     Principal payments received on loans issued by lending subsidiary.......................            -         13,715
     Deposits of restricted funds............................................................      (29,884)       (21,054)
     Other...................................................................................        5,695          2,941
                                                                                                ----------     ----------
Net cash used in continuing operations.......................................................      (25,929)       (21,669)
Net cash used in discontinued operations.....................................................            -        (61,810)
                                                                                                ----------     ----------
Net cash used in investing activities........................................................      (25,929)       (83,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings under revolving credit agreements............................     (160,501)        (3,699)
     Payments of debt........................................................................      (11,802)       (15,604)
     Early extinguishments of debt...........................................................      (20,299)       (84,030)
     Net effect of cross-currency component of swap terminations.............................            -        143,498
     Repurchase of common stock..............................................................            -            (55)
     Bank overdrafts and other...............................................................        9,167          2,438
                                                                                                ----------     ----------
Net cash (used in) provided by financing activities..........................................     (183,435)        42,548
Effect of foreign currency...................................................................       (4,763)        (1,591)
                                                                                                ----------     ----------
Net (decrease) increase in cash and cash equivalents.........................................       (7,688)        58,937
Adjust for change in cash and cash equivalents associated with discontinued operations.......            -         12,847

Cash and cash equivalents of continuing operations at beginning of period....................       47,909         57,814
                                                                                                ----------     ----------
Cash and cash equivalents of continuing operations at end of period..........................   $   40,221     $  129,598
                                                                                                ==========     ==========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                Accumulated
                                                                Capital in                         other
                                                Common            excess      Accumulated      comprehensive
(In thousands)                                   stock         of par value     deficit             loss            Total
--------------------------------------------   ---------       ------------   -----------      -------------      ----------
Balance at December 31, 2000................   $ 272,507       $2,156,824     $ (216,353)       $   (237,157)     $1,975,821
Comprehensive loss:
   Net income...............................                                         265                                 265
   Other comprehensive loss:
      Foreign currency translation..........                                                         (81,049)        (81,049)
                                                                                                                  ----------
   Comprehensive loss.......................                                                                         (80,784)
Common stock issued:
    Stock option exercises and stock grants.         336              923                                              1,259
    Contribution to employee 401(k).........         742            1,700                                              2,442
    Debt extinguished using common stock....       4,202           11,765                                             15,967
                                               ---------       ----------     ----------        ------------      ----------
Balance at March 31, 2001...................   $ 277,787       $2,171,212     $ (216,088)       $   (318,206)     $1,914,705
                                               =========       ==========     ==========        ============      ==========



The Company's comprehensive loss for the three months ended March 31, 2000 of $915,429 consisted of a net loss of $876,641, a foreign currency translation loss adjustment of $42,841, and an unrealized gain on securities of $4,053.

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS
Service Corporation International (the Company) is the largest provider of funeral and cemetery services in the world. At March 31, 2001, the Company operated 3,558 funeral service locations, 517 cemeteries and 200 crematoria located in 18 countries on five continents.
     The Company's funeral service locations and cemetery operations consist of funeral homes, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots, and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has approximately 190 combination facilities in which a funeral service location is contained within a cemetery.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The consolidated financial statements for the three months ended March 31, 2001 and 2000 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated balance sheet but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported net income, financial condition or cash flows. The Company has reclassified certain amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements to reflect the effect of discontinued operations on all periods and segments presented. The Company has restated prior periods to conform with the change in accounting policies as a result of implementing SAB No. 101 (see note three to the consolidated financial statements).

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

3. ACCOUNTING CHANGES
During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of FASB Statement No. 133." In accordance with these pronouncements, the Company recognized a cumulative effect of a change in accounting principle, net of applicable taxes, of $7,601.

     In 2000, the Company implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101) which changes the Company's accounting policies regarding the manner in which the Company records preneed sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. As a result of the required change, the Company's preneed sales activities are affected as follows:
    o Preneed sales of cemetery interment rights (cemetery burial property) - revenue and all costs associated with the sales of preneed cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for the Sales of Real Estate" (SFAS No. 66). Under SFAS No. 66, recognition of revenue and associated costs from constructed cemetery property are deferred until a minimum percentage of the sales price has been collected. Revenues related to the preneed sale of unconstructed cemetery property are deferred until such property is constructed and meets the criteria of SFAS No. 66 described above. Previously, the preneed interment rights and associated costs were recognized at the time the contract was signed with the customer.
    o Preneed sales of cemetery merchandise (primarily markers and vaults) - revenue and all costs associated with the sales of preneed cemetery merchandise are deferred until the merchandise is delivered. Previously, the preneed cemetery merchandise revenue and associated costs were recognized at the time the contract was signed with the customer.
    o Preneed sales of cemetery services (primarily merchandise delivery and installation fees and burial opening and closing fees) - revenue and all costs associated with the sales of preneed cemetery services are deferred until the services are performed. Previously, the revenue and associated costs were recognized at the time the contract was signed with the customer.
    o Prearranged funeral and preneed cemetery customer obtaining costs - costs incurred related to obtaining new preneed cemetery and prearranged funeral business are accounted for under the provisions of Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS No. 60). Under SFAS No. 60, obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new preneed cemetery and prearranged funeral business, are deferred. Previously, with respect to the prearranged funeral business, deferred obtaining costs included variable and fixed direct obtaining costs as well as direct marketing costs. With respect to the preneed cemetery business, obtaining costs were previously expensed as incurred.
    o Cemetery merchandise and services trust investment earnings - investment earnings generated by assets included in merchandise and services trusts are deferred until the associated merchandise is delivered or services performed. Previously, the trust earnings were recognized as earned in the trust.
     The change in the Company's accounting policies resulting from implementation of SAB No. 101 has been reported as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 resulted in a charge to net income of $909,315 (net of a $552,491 tax benefit), or $3.33 per diluted share recorded on January 1, 2000.

4. DISCONTINUED OPERATIONS
In the third quarter of 2000, the Company completed the sales of its wholly owned insurance operations, Auxia and American Memorial Life Insurance Company. The financial statements have been reclassified to reflect these operations as discontinued.
     Summary of operating results of discontinued operations.

                                                                                   Three months ended
                                                                                     March 31, 2000
                                                                                -------------------------
     Revenue................................................................            $103,717
     Costs and expenses.....................................................              94,882
                                                                                      ----------
     Income from discontinued operations before income taxes................               8,835
     Provision for income taxes.............................................               3,683
                                                                                      ----------
     Income from discontinued operations....................................            $  5,152
                                                                                      ==========

5. PREARRANGED FUNERAL AND PRENEED CEMETERY ACTIVITIES
The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are generally placed into trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance or annuity contracts.
     The balance in Prearranged funeral contracts represents amounts due from trust funds, customer receivables or third party insurance companies related to unperformed, price guaranteed prearranged funeral contracts. A corresponding credit is recorded in Deferred prearranged funeral contract revenues. The balance in Deferred prearranged funeral contract revenues represents the original contract price, trust earnings and increasing insurance benefits on unperformed funeral contracts generally funded by trust or third party insurance companies.
     Funeral revenue is recognized on prearranged funeral contracts at the time the funeral service is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues. Such amounts are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of prearrangements are included in Deferred charges and other assets. These obtaining costs, which include sales commissions and certain other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral business, are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contracts. Previous to the implementation of SAB No. 101, deferred obtaining costs included variable and fixed direct costs as well as direct marketing costs.
     Pursuant to the implementation of SAB No. 101 in 2000, the Company changed its accounting policies regarding the manner in which it records preneed cemetery sales activities. As discussed in note three to the consolidated financial statements, the Company defers revenues associated with certain preneed cemetery sales activities until cemetery burial property is constructed and meets the criteria of SFAS No. 66, merchandise is delivered or services are performed. Amounts held in cemetery merchandise and services trusts are included in Long-term receivables, at cost. As a result of implementing SAB No. 101, all realized investment earnings related to these cemetery merchandise and services trust funds are deferred until the associated merchandise is delivered or services performed.
     Realized investment earnings from perpetual care trust funds are intended to defray cemetery maintenance costs and are recognized in current cemetery revenues.

6.   DEBT
Debt at March 31, 2001 and December 31, 2000 was as follows:

                                                                                  March 31, 2001             December 31, 2000
                                                                               ----------------------    --------------------------
Bank revolving credit agreements..........................................                 $ 609,590                      $789,750
6.75% notes due 2001......................................................                   123,000                       123,000
8.72% amortizing notes due 2002...........................................                    30,519                        39,149
8.375% notes due 2004.....................................................                    51,840                        51,840
7.375% notes due 2004.....................................................                   247,000                       250,000
6.0% notes due 2005.......................................................                   581,550                       591,550
7.2% notes due 2006.......................................................                   150,000                       150,000
6.875% notes due 2007.....................................................                   150,000                       150,000
6.5% notes due 2008.......................................................                   200,000                       200,000
7.7% notes due 2009.......................................................                   200,000                       200,000
6.95% amortizing notes due 2010...........................................                    48,327                        49,202
7.875% debentures due 2013................................................                    55,627                        55,627
7.0% notes due 2015 (putable 2002)........................................                   186,040                       186,040
6.3% notes due 2020 (putable 2003)........................................                   293,000                       300,000
Medium-term notes, maturities through 2019, fixed average interest
   rate of 9.67%..........................................................                    12,000                        35,720
Convertible debentures, maturities through 2008, fixed interest rates
   From 4.75% to 5.5%, conversion prices from $11.25 to $50.00............                    49,213                        49,213
Mortgage notes and other debt, maturities through 2050....................                    83,209                        86,219
Deferred losses on swap terminations and loan costs.......................                   (38,605)                      (16,013)
                                                                               ----------------------    --------------------------
     Total debt...........................................................                 3,032,310                     3,291,297
Less current maturities...................................................                  (171,023)                     (176,782)
                                                                               ----------------------    --------------------------
Total long-term debt......................................................                $2,861,287                    $3,114,515
                                                                               ======================    ==========================

     As of March 31, 2000, the Company's primary bank revolving credit agreements provided for borrowings up to $970,251 and consisted of two committed facilities - a 2-year term loan and a 5-year, multi-currency facility. These facilities are primarily used for general corporate purposes. Under the terms of the amended credit agreements, the covenants will continue to be calculated using ongoing financial results prior to applying the provisions of SAB No. 101, until such time as the Company and its lenders agree to revised covenants.
     The commitment for the 2-year term loan, originally $300,000, was $291,075 at March 31, 2001 ($296,486 at December 31, 2000). The commitment for the 5-year, multi-currency revolving facility, originally $700,000, was $679,176 at March 31, 2001 ($691,801 at December 31, 2000), which includes provisions for borrowings up to $500,000 in various currencies. Both facilities mature in June 2002. Approximately $609,590 was outstanding under the above facilities at March 31, 2001, with a weighted average interest rate of 6.76% ($789,750 at December 31, 2000, with a weighted average interest rate of 7.95%). Approximately $253,515 of these borrowings was denominated in various foreign currencies under the 5-year facility at March 31, 2001 ($271,263 at December 31, 2000).
     Interest rates on these facilities are based on various indices as determined by the Company. For each facility, a fee is paid quarterly on the total commitment amount ranging from 0.25% to 0.50% based on the Company's senior debt ratings. The facility fee was 0.50% at March 31, 2001 and December 31, 2000.
     The Company's consolidated debt had a weighted average interest rate of 6.78% at March 31, 2001, compared to 7.08% at December 31, 2000. At March 31, 2001, the Company's outstanding debt consisted of approximately 20% of floating interest rate debt at a weighted average interest rate of 6.75% and 80% fixed interest rate debt at a weighted average interest rate of 6.78%.

At December 31, 2000, the Company's outstanding debt consisted of 24% of floating interest rate debt at a weighted average interest rate of 7.94% and approximately 76% of fixed interest rate debt at a weighted average interest rate of 6.81%.
     The Company has $98,637 and $68,753 at March 31, 2001 and December 31, 2000, respectively, deposited in interest bearing restricted accounts as security for various credit instruments, which is included in the consolidated balance sheet in Deferred charges and other assets. At March 31, 2001 approximately $26,113 was related to two embedded options associated with the Company's 6.30% notes due 2020 (putable 2003), $55,804 related to letters of credit and the remaining $16,720 was used to secure various other obligations.
     During the three months ended March 31, 2001, the Company repurchased $23,720 of the Medium-term notes due through 2019. In addition, the Company exchanged 4,202 shares of its common stock for $20,000 aggregate face value of certain bonds. As a result of these transactions, the Company recognized an extraordinary gain on early extinguishments of debt totaling $4,547 (net of tax of $2,907). Subsequent to the first quarter of 2001, the Company repurchased $32,750 of the 7.0% notes due 2015 (putable 2002) in the open market. In addition, the Company engaged in additional debt for equity transactions, exchanging 6,129 shares of its common stock for $31,495 aggregate face value of certain bonds. As a result of these transactions, the Company will recognize extraordinary gains on early extinguishments of debt in the second quarter of 2001.

7. RATIO OF EARNINGS TO FIXED CHARGES

                                  Three months
                                 ended March 31,
                              2001             2000
                              ---------------------
                              1.14             1.38

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting changes; (1) less undistributed income of equity investees which are less than 50% owned; (2) plus the minority interest of majority-owned subsidiaries with fixed charges and (3) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, whether capitalized or expensed, amortization of debt costs, and one-third of rental expense which the Company considers representative of the interest factor in the rentals.

8. SEGMENT REPORTING
The Company's operations are both product and geographically based and the primary reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in all geographical regions. In 2000, the Company completed the sales of its wholly owned insurance operations. As such, these operations have been reclassified and reported as discontinued operations (see note four to the consolidated financial statements).

The Company's reportable segment information was as follows:

                                                                                                        Reportable
                                                                         Funeral         Cemetery        segments
--------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended March 31,
     2001.................................................                  $500,617         $177,159       $677,776
     2000.................................................                   534,440          144,719        679,159
--------------------------------------------------------------------------------------------------------------------
Gross profit:
     Three months ended March 31,
     2001.................................................                  $ 83,911          $26,977       $110,888
     2000.................................................                   107,383            8,922        116,305
--------------------------------------------------------------------------------------------------------------------

The following table reconciles reportable segment gross profit to the Company's consolidated income from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting changes:

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                            2001                  2000
------------------------------------------------------------------------------------------------------------------------
Gross profit from reportable segments.......................................              $110,888              $116,305
      Lending subsidiary operating income...................................                     -                   760
      General and administrative expenses...................................               (17,979)              (20,113)
      Restructuring and non-recurring charges (see note 10).................               (25,023)                    -
                                                                              --------------------- ---------------------
Operating income............................................................                67,886                96,952
      Interest expense......................................................               (60,806)              (69,549)
      Other income..........................................................                 2,954                 3,806
                                                                              --------------------- ---------------------
Income from continuing operations before income taxes,
    extraordinary gains and cumulative effect of accounting changes.........               $10,034               $31,209
                                                                              ===================== =====================

 The Company's geographic segment information was as follows:

                                                                   North                        Other
                                                                  America        Europe        Foreign       Total
-----------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended March 31,
     2001..................................................         $471,567       $177,663      $28,546      $677,776
     2000..................................................          444,609        203,658       35,226       683,493
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss):
     Three months ended March 31,
     2001..................................................          $74,236        $16,909     $(23,259)      $67,886
     2000..................................................           63,696         28,524        4,732        96,952
-----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization :
     Three months ended March 31,
     2001..................................................          $36,803        $11,077       $2,392       $50,272
     2000..................................................           39,862         14,782        3,518        58,162
-----------------------------------------------------------------------------------------------------------------------
Operating locations at March 31:
     2001..................................................            2,171          1,923          181         4,275
     2000..................................................            2,288          2,070          186         4,544
-----------------------------------------------------------------------------------------------------------------------

Included in the North America figures above are the following United States amounts:

                                                                           Three months ended
                                                                                March 31,
                                                                           2001          2000
------------------------------------------------------------------------------------------------
Revenues from external customers...............................       $    450,390  $    423,212
Operating income...............................................       $     69,300  $     59,338
Depreciation and amortization..................................       $     35,028  $     37,931
Operating locations............................................              2,000         2,134
------------------------------------------------------------------------------------------------

Included in the European figures above are the following French amounts:

                                                                           Three months ended
                                                                                March 31,
                                                                           2001           2000
--------------------------------------------------------------------------------------------------
Revenues from external customers...............................       $    107,949   $     118,941
Operating income...............................................       $      4,073   $      13,959
Depreciation and amortization..................................       $      3,778   $       5,319
Operating locations............................................              1,152           1,236
--------------------------------------------------------------------------------------------------

9.  EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                                2001            2000
--------------------------------------------------------------------------------------------------------------------------
Income (numerator):
     Income from continuing operations before extraordinary gains
         and cumulative effect of accounting changes - basic....                                $  3,319         $ 20,937

     After tax interest on convertible debentures...............                                      -               190
                                                                                                --------         --------
     Income from continuing operations before extraordinary gains
         and cumulative effect of accounting changes - diluted..                                $  3,319         $ 21,127
--------------------------------------------------------------------------------------------------------------------------
Shares (denominator):
     Shares - basic.............................................                                 273,637          272,063
          Stock options and warrants............................                                     329               42
          Convertible debentures................................                                       -            1,396
                                                                                                --------         --------
     Shares - diluted...........................................                                 273,966          273,501
--------------------------------------------------------------------------------------------------------------------------
Earnings per share from continuing operations before
extraordinary gains and cumulative effect of accounting changes:
     Basic......................................................                                $    .01         $    .08
     Diluted....................................................                                $    .01         $    .08
--------------------------------------------------------------------------------------------------------------------------

10.  RESTRUCTURING AND NON-RECURRING CHARGES
The Company recorded restructuring and nonrecurring charges in the first quarter of 1999 (First Quarter 1999 Charge), the fourth quarter of 1999 (Fourth Quarter 1999 Charge), the fourth quarter of 2000 (Fourth Quarter 2000 Charge) and the first quarter of 2001 (First Quarter 2001 Charge).
     The First Quarter 1999 Charge totaled $89,884 relating to a cost rationalization program initiated in 1999 and consisted of the following: (1) severance costs of $56,757; (2) a charge of $19,123 for terminated projects representing costs associated with certain construction projects that have been cancelled ($2,153) and costs associated with acquisition due diligence which will no longer be pursued ($16,970); (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives. The $56,757 for severance costs is related to the termination of five executive contractual relationships and the involuntary termination of approximately 800 employees throughout the Company's global operations. The remaining severance costs related to the executive contractual relationships will be paid out according to the terms of the respective agreements and will extend through 2005.
    The Fourth Quarter 1999 Charge totaled $272,544 relating to additional cost rationalization programs, as well as initiatives required to enhance cash flow and reduce debt. The Fourth Quarter Charge 1999 consisted of the following: (1) severance costs of $150,675; (2) asset impairment of $73,728 associated with assets held for sale which were written down to estimated fair value; (3) asset impairment of $18,245 associated with loans made by the Company's lending subsidiary held for sale which were written down to estimated fair value; (4) $12,719 of informational technology costs associated with projects that will no longer be pursued by the Company; (5) $6,554 of costs to terminate certain lease obligations related to facility closures; and (6) $10,623 of various other items.
     The $150,675 of severance costs is related to the involuntary termination of 1,141 employees throughout the Company's global operations, including eight executive officers of the Company. Included in this total are 316 individuals that were former owners of independent funeral homes and cemeteries that were purchased by the Company and represent approximately $92,180 of the $150,675 of severance costs. Such individuals will continue to be paid by the Company pursuant to the terms of their contracts, the majority of which will be paid by 2007. The remaining severance costs are expected to be paid out through 2001. The severance costs associated with the executive officers will be paid in accordance with the terms of the respective agreements and will extend through 2005.
    The Fourth Quarter 2000 Charge totaled $447,491 and related to planned divestitures as a result of a North American facility review, the reduction of the carrying value of an equity investment in North America and certain additional changes to estimates in the Company's restructuring and non-recurring charges recorded in 1999. Of the total Fourth Quarter 2000 Charge, $351,159 of charges related to the planned divestitures of 230 funeral service locations anticipated to be sold as funeral businesses, 174 funeral service locations anticipated to be sold as real estate and 105 cemeteries; $83,256 of charges to reduce the carrying value of the Company's equity investment in Arbor Memorial Services Inc.; and $13,376 of net charges as a result of changes in estimates to the Company's 1999 charges. The changes primarily consisted of $5,739 to further write down to estimated fair value certain remaining loans made by the Company's lending subsidiary, $12,000 to write down to fair value assets held in the Company's European operations, offset by a reduction of $4,363 in previously estimated severance costs in the Company's international operations.
    In the First Quarter 2001 Charge, the Company recorded an impairment charge of $25,458 as a result of the decision to joint venture its Australia operations. In connection with the transaction, the Company received net pretax proceeds of approximately $106,900 and securities with a face value of $24,400, which includes a 20% equity interest in the Australian operations and a 12% subordinated convertible note. The Company also made adjustments of $435 to reduce its Fourth Quarter 2000 Charge related to the planned divestitures of certain North American locations. The Company will continue to make adjustments as actual divestitures are made or better estimates are available throughout future quarters.
    Additionally, the Company will recognize a one-time, non-cash charge of approximately $22,000 to $28,000 on a pretax basis in the second quarter of 2001 relating to the recognition into earnings of the cumulative foreign currency translation effect from the Australian operations, which is currently included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity. The charge cannot be recognized under applicable accounting rules until the actual consummation of the transaction, which occurred in May 2001.

The utilization of the First Quarter 1999 Charge, the Fourth Quarter 1999 and 2000 Charges and the First Quarter 2001 Charge during the three months ended March 31, 2001 was as follows:

                                                                                           Utilization for three months
                                                                                               ended March 31, 2001
                                                                                           ----------------------------
                                          Original        Balance at       Additions or                                  Balance at
                                           charge        December 31,      adjustments                                    March 31,
                                           amount           2000            during 2001          Cash         Non-cash      2001
                                           ------           ----            -----------          ----         --------      ----
First Quarter 1999 Charge...........      $ 89,884         $ 6,210            $       -        $  550         $   750     $ 4,910
Fourth Quarter 1999 Charge..........       272,544          86,959                    -         5,960           1,147      79,852
Fourth Quarter 2000 Charge..........       434,415               -                 (435)            -            (435)          -
First Quarter 2001 Charge...........        25,458               -               25,458             -          25,458           -
                                          --------         -------              -------        ------         -------     -------
     Total..........................      $822,301         $93,169              $25,023        $6,510         $26,920     $84,762
                                          ========         =======              =======        ======         =======     =======

Of the remaining total restructuring accrual balance, approximately $83,720 relates to severance costs. In addition, of the $84,762 remaining in reserves, $44,896 is included in Accounts payable and accrued liabilities and $39,866 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments.

Summary operating results of the Company's Australian operations are as follows:

                                                              March 31,
                                                        2001            2000
                                                      --------     -----------
Revenues

     Funeral.....................................       $10,417         $12,661
     Cemetery....................................         5,425           5,963
                                                      ----------     -----------
                                                        $15,842         $18,624
                                                      ==========     ===========
Operating income (excluding restructuring and
   non-recurring charges)

     Funeral.....................................           932           1,180
     Cemetery....................................         1,867           1,902
                                                      ----------     -----------
                                                        $ 2,799         $ 3,082
                                                      ==========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

OVERVIEW
The Company is the largest provider of death care services in the world conducting funeral services and cemetery operations in 18 countries on five continents. The Company's largest markets are North America and France, which when combined, represent approximately 78% of the Company's total operating locations and approximately 86% of the Company's total revenues.
     The funeral and cemetery operations are organized with a North America division covering the United States and Canada, a European division responsible for all operations in Europe and other international operations managed in the Pacific Rim and South America. The majority of these operations are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest of the operating expenses for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allows the Company to more efficiently utilize its operating facilities.
     The funeral service and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has approximately 190 combination facilities in which a funeral service location is contained within a cemetery. Included in other services operations in 2000 are the activities of the Company's lending subsidiary. In August 2000, the Company sold a substantial portion of the loan portfolio of its lending subsidiary. Subsequent to this sale date, all activity on remaining loans is recorded in Other income and Interest expense in the Company's consolidated statement of operations. In 2000, the Company completed the sales of its wholly owned insurance operations. As such, these operations have been reclassified and reported as discontinued operations for all periods presented (see note four to the consolidated financial statements in Item 1 of this Form 10-Q).

STRATEGIC INITIATIVES
Historically, the Company's growth has been largely attributable to acquiring funeral and cemetery businesses which resulted in creating the world's largest network of funeral service locations and cemeteries. The Company believes this network forms the foundation of its growth initiatives going forward. During the mid-1990s, the market to acquire funeral service locations and cemeteries became extremely competitive which resulted in increased acquisition prices and substantially reduced returns on invested capital. In early 1999, the Company announced plans to significantly reduce the level of its acquisition activity and pursue other means to create meaningful growth from its existing operations. As a result, the Company's current strategic plan is focused on reducing overhead costs, increasing cash flow and reducing debt while at the same time developing key revenue initiatives designed to drive future internal growth in the Company's core funeral and cemetery operations without the outlay of significant capital.

Overhead Costs
The Company's overhead costs include corporate general and administrative expenses, regional field overhead costs and other home office costs related to functions directly supporting field operations. During the first quarter of 2001, the Company's overhead costs were below the levels in the same period of 2000. General and administrative expenses decreased 10.4% in the first quarter of 2001 compared to the same period of 2000. This decrease in general and administrative expenses is principally attributable to the reduction in costs after the Company completed the implementation of its North America proprietary point of sale system in 2000 and due to the completion of the initial roll-out of the Company's Central Processing Centers in its North America operating clusters.

Operating Free Cash Flow
The Company's strategic plan includes the execution of several cash flow initiatives that are designed to increase the Company's operating free cash flow. The Company considers operating free cash flow to be cash funds that can generally be used to reduce the Company's debt and is defined more specifically in the Financial Condition, Liquidity and Capital Resources section in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's total and recurring operating free cash flow for the three months ended March 31, 2001 and 2000 is summarized below.

                                                                        Three months ended March 31,
                                                                  2001              2000            Change
                                                              -------------     -------------    --------------
Total operating free cash flow...........................         $185,322           $80,911          $104,411
Recurring operating free cash flow.......................          $60,779           $76,882          ($16,103)

     The Company's improvement of $104,411 in total operating free cash flow was primarily a result of non-recurring receipts of funds offset by a reduction in recurring operating free cash in the first quarter of 2001 compared to the same period of 2000. Included in total operating free cash flow of $185,322 for the first quarter of 2001 is $124,543 in net non-recurring receipts of funds primarily from certain income tax refunds and from the collection of receivables from funeral and cemetery trust funds. The Company's recurring operating free cash flow of $60,779 for the three months ended March 31, 2001 was less than the same period of 2000 primarily due to the reduction in cash operating receipts as a result of significantly fewer funeral services performed, approximately $11,000 more cash interest paid related to the timing of cash interest payments and $7,053 more in funds expended for expected capital expenditure purposes, all in the first quarter of 2001 compared to the same period of 2000.

     The Company continues to implement existing and additional initiatives in 2001 to increase its recurring operating free cash flow. These cash flow initiatives are categorized as revenue growth initiatives, working capital improvements, cost reduction initiatives, asset redeployment and enhanced funeral and cemetery trust administration and management. Revenue initiatives include such programs as the Company's Dignity Memorial(TM) packaged funeral plans and the development of affinity relationships. Working capital improvements include programs to accelerate customer collections and deliver pre-sold merchandise to customers to satisfy trusting requirements. Cost reduction initiatives include changes to the Company's employee benefit plans and other overhead reductions primarily related to information technology costs. The Company's recurring operating free cash flow is also expected to increase related to assets being redeployed and managed more efficiently such as cash override payments that will be received as a result of marketing agreements entered in connection with the sale of its insurance subsidiaries and interest savings as a result of proceeds received from the Company's divestitures and joint venturing programs. Enhanced cemetery and funeral trust administration and management will allow the Company to increase operating free cash flow by reducing processing times for trust claims and accelerate trust distributions as well as the continuation of the Company's surety bond program for additional financial assurance.

     The Company is in various stages of executing the above cash flow initiatives and, along with other cash flow initiatives currently under development, expects these initiatives to increase the Company's operating free cash flow to a run rate between $100,000 and

$150,000 by the end of 2001. The Company also expects its recurring operating free cash flow to have a run rate between $200,000 and $250,000 by the end of 2002. The calculation of the Company's recurring operating free cash flow deducts cash interest paid during the period. Due to high scheduled cash interest payments in the second and fourth quarters of 2001, it is inappropriate to annualize the Company's recurring operating free cash flow of $60,779 for the three months ended March 31, 2001.

Long-Term Debt

                                                                Debt at                 Debt at
                                                             March 31, 2001        December 31, 2000         Debt Reduction
                                                            -----------------     ---------------------    --------------------
Current maturities of long-term debt.................              $ 171,023                 $ 176,782             ($    5,759)
Long-term debt.......................................              2,861,287                 3,114,515                (253,228)
                                                            -----------------     ---------------------    --------------------
     Total debt......................................             $3,032,310                $3,291,297               ($258,987)
                                                            =================     =====================    ====================

During the first quarter of 2001, the Company reduced its total debt by $258,987. Funds available to achieve this debt reduction were generated from the Company's recurring operating free cash flow, proceeds from the sales of certain non-strategic funeral and cemetery operations in North America, receipts of non-recurring funds from certain income tax refunds and receipts of non-recurring funds from the collection of receivables from funeral and cemetery trust funds. During the first quarter of 2001, the Company also extinguished certain debt obligations using the Company's common stock in transactions with third parties who owned such debt obligations.
     The execution of the Company's debt reduction initiatives continues to meet the Company's expectations. The Company is continuing discussions with various parties concerning the possibility of joint venturing primarily its international operations. Proceeds from any investments made by strategic partners will be used by the Company to reduce its debt. Subsequent to March 31, 2001, the Company announced the completion of the joint venture with its Australian operations that produced approximately $118,200 in net after tax cash proceeds. With the addition of these cash proceeds after the first quarter of 2001, the Company's debt is below $3,000,000. With the proceeds from other possible joint venture programs and from the continued sales of certain non-strategic funeral and cemetery operations in North America, as well as from improvements expected in recurring operating free cash flow, the Company's goal is to reduce its debt from its current level to a range of $2,000,000 to $2,500,000 by the end of 2002.

Revenue Growth Initiatives
Due to the Company possessing the largest network of funeral homes and cemeteries in the world, the Company has unique opportunities to leverage its network by adding new products and services, attracting new customers to its existing facilities and to aggressively expand its current market share in its funeral and cemetery markets. The Company plans to expand its market share and generate future revenue growth through the execution of several initiatives without the outlay of significant additional capital. Six of the Company's most important revenue growth initiatives primarily being implemented in North America are listed below:
    o Creation of a seamless, national brand of funeral service locations under the Dignity Memorial(TM) brand name.
    o Implementation of Dignity Memorial(TM)funeral packages.
    o Establishment of exclusive, national, branded affinity relationships with employers, social, fraternal and charitable groups or institutions.
    o Improvement of standards in customer service.
    o Continued commitment to funeral and cemetery prearrangement.
    o Expansion of cremation marketing, merchandising and services.

   These revenue growth initiatives are currently in various stages of development and implementation. If implemented successfully, the Company believes the above initiatives will allow the Company to generate future revenue growth as well as to expand its market share.

RESULTS OF OPERATIONS
The following is a discussion of the Company's results of operations for the three months ended March 31, 2001 and 2000. These results of operations for the first quarter of 2001 and 2000 reflect the implementation of SAB No. 101 as of January 1, 2000, as discussed in note three to the consolidated financial statements included in Item 1 of this Form 10-Q.
     For the quarter ended March 31, 2001, the Company reported revenues of $677,776, representing a 0.8% decrease compared to $683,493 in the first quarter of 2000. Gross profit from continuing operations in the first quarter of 2001 decreased 5.3% to $110,888 compared to $117,065 in the same period of 2000. Gross margin percentage decreased 4.1% to 16.4% compared to 17.1% in the first quarter 2000. For the three months ended March 31, 2001, the Company reported earnings from continuing operations before restructuring and non-recurring charges of $21,384, net income of $265, diluted earnings per share from continuing operations before restructuring and non-recurring charges of $.08 ($.08 basic) and diluted earnings per share of $.00 ($.00 basic). The Company reported earnings from continuing operations before restructuring and non-recurring charges of $20,937, net loss of $876,641, diluted earnings per share from continuing operations before restructuring and non-recurring charges of $.08 ($.08 basic) and diluted loss per share of $3.21 ($3.22 basic) for the first quarter of 2000.

Results for the Company's continuing operations by geographic segment are detailed in the following tables.

                                                                 THREE MONTHS ENDED MARCH 31, 2001
                            --------------------------------------------------------------------------------------------------------
                               NORTH         % OF                         % OF            OTHER         % OF                  % OF
                              AMERICA        REVENUE          EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL   REVENUE
                            --------------------------------------------------------------------------------------------------------
Revenues:
   Funeral................     $315,550          66.9%      $171,573         96.6%        $13,494        47.3%    $ 500,617    73.9%
   Cemetery...............      156,017          33.1%         6,090          3.4%         15,052        52.7%      177,159    26.1%
                            -------------------------------------------------------------------------------------------------------
                               $471,567         100.0%      $177,663        100.0%        $28,546       100.0%     $677,776   100.0%
                            =======================================================================================================
Gross profit and margin
  percentage:
   Funeral................      $68,374          21.7%       $15,028          8.8%         $  509         3.8%     $ 83,911    16.8%
   Cemetery...............       23,037          14.8%         2,250         36.9%          1,690        11.2%       26,977    15.2%
                            -------------------------------------------------------------------------------------------------------
                                $91,411          19.4%       $17,278          9.7%         $2,199         7.7%     $110,888    16.4%
                            =======================================================================================================

                                                                 THREE MONTHS ENDED MARCH 31, 2000
                            --------------------------------------------------------------------------------------------------------
                               NORTH         % OF                         % OF            OTHER         % OF                  % OF
                              AMERICA        REVENUE          EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL   REVENUE
                            --------------------------------------------------------------------------------------------------------
Revenues:
   Funeral................     $323,360          72.7%      $195,006         95.8%        $16,074        45.6%     $534,440    78.2%
   Cemetery...............      116,915          26.3%         8,652          4.2%         19,152        54.4%      144,719    21.2%
   Other Services.........        4,334           1.0%             -             -              -            -        4,334     0.6%
                            -------------------------------------------------------------------------------------------------------
                               $444,609         100.0%      $203,658        100.0%        $35,226       100.0%     $683,493   100.0%
                            =======================================================================================================
Gross profit and margin
  percentage:
   Funeral................      $79,572          24.6%       $26,538         13.6%         $1,273         7.9%     $107,383    20.1%
   Cemetery...............        2,652           2.3%         2,810         32.5%          3,460        18.1%        8,922     6.2%
   Other Services.........          760          17.5%             -             -              -            -          760    17.5%
                            -------------------------------------------------------------------------------------------------------
                                $82,984          18.7%       $29,348         14.4%         $4,733        13.4%     $117,065    17.1%
                            =======================================================================================================

The following factors contributed to the results for the first quarter of 2001.
o Total funeral services performed by the Company's worldwide funeral service locations were 9.9% below total funeral services performed in the first quarter of 2000, primarily due to the weak death trends in all of the Company's funeral service markets.
o The Company experienced an increase in cemetery revenue as a result of an increased focus on enhancing cash flow. As a result, the Company's sales mix shifted toward cash flow positive sales which could be recognized as revenue under accounting rules after the implementation of SAB No. 101.
o The Company experienced a negative effect of foreign currency translations of approximately $17,000 on revenues and approximately $2,000 of gross profits primarily as a result of the weakened Euro relative to the U.S. dollar in the first quarter of 2001 compared to the first quarter of 2000.

Funeral
The decrease in North American funeral revenues was primarily the result of a decrease in the volume of funeral services performed. In the first quarter of 2001, total volume in North America declined approximately 5.0% to 80,379 cases compared to the first quarter of 2000. While volume declined, the average revenue per funeral service increased 2.7% to $3,926 in the first quarter of 2001 compared to $3,823 in the first quarter of 2000. This increase was the result of the continued implementation of the Company's revenue growth initiatives, such as the Dignity Memorial (TM) packaged funeral plans and continued concentration on customer satisfaction training of funeral service personnel. The decrease in North American funeral gross profit and margin percentage was the result of the above mentioned decline in funeral services performed as well as increases in vehicle and facility costs.
     The decrease in European funeral revenues is related to a negative effect of foreign currency translation of approximately $13,100 and fewer funeral services performed in the first quarter 2001 compared to the first quarter of 2000. In the first quarter of 2001, the number of funeral services performed declined approximately 15.3% to 68,907 cases compared to the first quarter of 2000. The decline in funeral services performed was slightly offset by an increase in the average revenue per funeral service of 2.9% over the same period of the prior year. The decrease in European funeral gross profit and margin percentage is the result of the continuation of the decline in the number of deaths in the Company's European funeral service markets coupled with slight declines in the Company's market share in these markets. A decrease in revenue does not equate to a similar decrease in costs because of the high fixed cost structure of the European locations.
     The decrease in Other Foreign revenues is primarily the result of the negative effect of foreign currency translation of approximately $2,100 coupled with a decline in funeral services performed of 6.1% to 7,045 cases in the first quarter of 2001 compared to the first quarter of 2000.

Cemetery
The increase in North American cemetery revenues was primarily the result of initiatives begun in 2000 to enhance cash flow of its cemetery operations. Changes include adjustments to cemetery compensation plans and concentration on sales of deliverable cemetery property and merchandise. Deliverable cemetery property and merchandise includes property with a 10% down payment and previously developed cemetery property. As a result of the above focus during the first quarter of 2001, the Company's sales mix shifted causing an increase in revenue compared to the same period of 2000.
     The increase in North American cemetery gross profit and margin percentage is the result of increased revenue as mentioned above. Fixed costs related to preneed cemetery property and merchandise are recognized when incurred while direct costs which vary with and are related to the acquisition of new sales are deferred and recognized in conjunction with revenue. As incremental revenues are generated, higher gross profit and operating margins result.

Other Income and Expenses
General and administrative expenses decreased $2,134 to $17,979 in the first quarter of 2001 compared to the first quarter of 2000. The decrease was related to the anticipated reduction in costs after the Company implemented its North America proprietary point of sale system and to the completion of the initial roll-out of the Company's Central Processing Centers in its North American operating clusters. Expressed as a percentage of revenue from continuing operations, general and administrative expenses were 2.7% for the three months ended March 31, 2001, compared to 2.9% for the comparable period in 2000.
     Interest expense decreased $8,743 or 12.6% to $60,806 in the first quarter of 2001 compared to the same period of 2000. The decrease in interest expense for the three months ended March 31, 2001 reflects the decline in the Company's long-term debt balance compared to the same period in 2000. For the three months ended March 31, 2001, the average outstanding debt was $3,191,881 compared to the average outstanding debt for the three months ended March 31, 2000 of $3,973,503.
     Other income was $2,954 as of March 31, 2001 compared to $3,806 in the same period of 2000. Other income primarily consists of income from notes receivable remaining subsequent to selling the portfolio of the Company's lending subsidiary in August 2000, equity from earnings of investments in certain companies, gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes (which are not included in the Company's restructuring and non-recurring charges) and prearranged funeral sales cash overrides received from the Company's formerly owned insurance operations (see note four to the consolidated financial statements in Item 1 of this Form 10-Q).
     The provision for income taxes reflects a 66.9% effective tax rate for the three months ended March 31, 2001 compared to a 32.9% effective rate for the comparable period in 2000. The increase in the effective tax rate is the result of the Company recognizing an impairment charge related to the sale of its Australian operations and a greater percentage of the Company's operating results being contributed by North America, which carries a higher effective tax rate than the Company's international jurisdictions. The Company's consolidated effective tax rate at March 31, 2001 before restructuring and non-recurring charges was 39.0%. The tax benefit related to the impairment charge recognized in the first quarter of 2001 by the Company's Australian operations was 28.0% resulting in an effective tax rate from continuing operations of 66.9%.

Cremations
There has been a growing trend in the death care industry in recent years in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company. In North America, for the first quarter 2001, 36.8% of all funeral services performed by the Company were cremation cases, compared to 35.2% in the same period of 2000. The Company's strategy for cremation trends in North America is to continue the movement towards performing cremations with memorialization services as well as to offer enhanced and additional cremation products and services to North American cremation consumers. This is being accomplished through programs such as the Company's Dignity Memorial(TM) cremation memorialization packaged funeral plans, which offer the consumer a broad array of choices of products and services for memorialization. The Company also has plans to expand the Company owned largest single provider of cremation services in North America, National Cremation Service(R), from its existing base in ten states to seven additional states by the end of 2002.

Restructuring and Non-Recurring Charges
In the first quarter of 2001, the Company recorded a non-cash impairment charge of $25,458 related to the joint venturing of its Australian operations. Additionally, the Company will recognize a one-time, non-cash charge of approximately $22,000 to $28,000 on a pretax basis in the second quarter of 2001 relating to the recognition into earnings of the cumulative foreign currency translation effect from the Australian operations, which is currently included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity. This charge cannot be recognized under applicable accounting rules until the actual consummation of the transaction, which occurred in May 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
General
As previously described, the Company's strategic plan currently focuses on reducing overhead costs, increasing cash flow and reducing its debt. The Company's current strategic plan is fully described in the section Strategic Initiatives included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's strategic initiatives are designed to allow the Company to achieve its goals relating to operating free cash flow and debt reduction, while at the same time generating revenue growth without the outlay of significant capital.
     The Company defines operating free cash flow as adjusted cash flow from operating activities, less capital expenditures and dividends paid. Adjusted cash flow from operating activities includes cash flow provided by operating activities as reflected in the consolidated statement of cash flows adjusted to exclude (i) cash payments associated with the Company's restructuring and non-recurring charges and (ii) other proceeds or payments (included in cash flow provided by operating activities) which are of a non-recurring operational nature. Generally, operating free cash flow is cash funds that can be used to reduce the Company's debt.
     The Company's progress towards its cash flow run rate targets is as follows:


                                                             Three Months Ended     2001 Benchmarks and      2002 Benchmarks and
                                                               March 31, 2001        Run Rate Targets         Run Rate Targets
                                                             -------------------- ------------------------ ------------------------
Consolidated cash flow provided by operating activities....       $206,439
Payments on restructuring charges..........................          6,510
                                                              ------------
       Adjusted cash flow from operating activities........        212,949
Capital expenditures.................................              (27,627)
                                                              ------------
       TOTAL OPERATING FREE CASH FLOW......................        185,322          $200,000 to $250,000
       Less:  Non-recurring receipts of funds, net.........       (124,543)
                                                              ------------
       RECURRING OPERATING FREE CASH FLOW..................       $ 60,779          $100,000 to $150,000     $200,000 to $250,000
                                                              ============
Estimated after tax proceeds from sales of assets and
     non-core businesses...................................       $ 25,887          $200,000 to $500,000
                                                              ============          ====================
       Total cash flow available...........................       $211,209          $400,000 to $750,000
                                                              ============          ====================

The net non-recurring receipts of funds totaling $124,543 relates primarily to certain income tax refunds and from the collection of receivables due to the Company from funeral and cemetery trust funds. The Company continues to implement initiatives in 2001 to increase its recurring operating free cash flow from 2000 levels. These cash flow initiatives are categorized as (i) revenue growth initiatives, (ii) working capital improvement, (iii) cost reduction initiatives, (iv) asset redeployment and (v) enhanced funeral and cemetery trust administration and management. The Company is currently in various stages of executing the above cash flow initiatives and, along with other cash flow initiatives currently under development, expects recurring operating free cash flow to have a run rate between $100,000 to $150,000 by the end of 2001 and to have a run rate between $200,000 to $250,000 by the end of 2002.
     The Company's total debt at March 31, 2001 was $3,032,310, representing a decrease in total debt of $258,987 since December 31, 2000. Since September 30, 1999, the Company has reduced its debt by $1,167,713 or 27.8%. Subsequent to March 31, 2001, the Company announced the completion of the joint venture with its Australian operations that produced approximately $118,200 in net after tax cash proceeds. With the addition of these cash proceeds after the first quarter of 2001, the Company's debt is currently below $3,000,000.
     Of the Company's total long-term debt at March 31, 2001 of $3,032,310, the largest component is $609,590 related to the Company's primary bank credit agreements maturing in June 2002. These credit agreements provide for total borrowings up to $970,251 as of March 31, 2001 and consist of two committed facilities - a 2-year term loan and a 5-year, multi-currency revolving facility, both due in June 2002. These credit agreements were amended effective November 2000. Significant terms of the amendments include certain agreements made by the Company to reduce commitment amounts on the credit facilities based upon net cash proceeds generated from joint venture and asset sale transactions closed after November 2000; changes to definitions and calculations of financial covenants related to a maximum debt-to-capitalization ratio, a minimum interest coverage ratio and a minimum net worth requirement; limits on the amount of Company assets that could be joint ventured or sold; and certain restrictions on future acquisition activity without lender approval. Under the terms of the amended credit agreements, the covenants will continue to be calculated using ongoing financial results prior to applying the provisions of SAB No. 101, until such time as the Company and its lenders agree to revised covenants. As of May 11, 2001, the credit agreements provided for borrowings up to $904,869, of which the Company had drawn down $510,406.
     As mentioned above, the Company has achieved significant debt reduction since September 1999. This reduction of debt has been achieved primarily through funds received from the Company's total operating free cash flow and the sale of certain assets and non-core businesses. The Company is continuing to sell certain funeral and cemetery operations in North America in 2001 that are not well aligned with the Company's long-term strategy. The Company will also continue discussions with various parties concerning the possibility of joint venturing primarily its international operations. Alliances and joint ventures with strategic partners could include groups that offer unique competitive advantages not previously available to the Company, such as access to customer databases, marketing services and prearrangement financing. Proceeds from any investments made by strategic partners will be used by the Company to reduce its debt. With non-recurring receipts of funds expected in 2001 and 2002, improvements in recurring operating free cash flow described earlier, proceeds expected from sales of certain funeral and cemetery operations in North America and proceeds from joint venture programs primarily with the Company's international operations, the Company believes funds will be available to reduce these maturities due in 2002 to a level allowing for the refinancing of remaining balances outstanding, if any.

EBITDA
The Company reported EBITDA from continuing operations before restructuring and non-recurring charges for the three months ended March 31, 2001 and 2000 of $146,135 and $158,918, respectively. EBITDA was calculated by adding depreciation and amortization expense and interest expense to the Company's Income from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting changes.

Financial Assurances
In support of the Company's operations, the Company has entered into arrangements with certain insurance companies whereby such insurance companies agree to issue surety bonds on behalf of the Company, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations that such surety bonds insure are recorded in the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The total surety bonds outstanding as of March 31, 2001 and December 31, 2000 was $275,372 and $215,350, respectively.

Sources and Uses of Cash
Net cash provided by operating activities was $206,439 for the three months ended March 31, 2001 compared to $101,459 for the same period of 2000. Included in the $101,459 for the first quarter of 2000 is $48,963 of net cash provided by discontinued operations. From continuing operations, net cash provided by operating activities was $52,496 for the first quarter of 2000. The Company received funds of $15,442 and $4,029 for the three months ended March 31, 2001 and 2000, respectively, relating to the collection of receivables from certain funeral and cemetery trust funds which are included in net cash provided by continuing operations. Excluding these receipts of funds, net cash provided by continuing operations increased by $142,530 primarily due to approximately $116,000 of cash received from certain income tax refunds.
     Net cash used in investing activities was $25,929 for the three months ended March 31, 2001 compared to $83,479 for the same period of 2000. Included in the $83,479 is $61,810 of net cash used in investing activities by discontinued operations for the first quarter of 2000. Net cash used in investing activities from continuing operations was $21,669 for the three months ended March 31, 2000. The increase in net cash used in investing activities from continuing operations in the first quarter of 2001 compared to the same period of 2000 is due to an increase in capital expenditures and deposits of restricted funds offset by increases in proceeds received from sales of property and equipment.
     Net cash used in financing activities was $183,435 for the three months ended March 31, 2001 compared to net cash provided by financing activities of $42,548 for the same period of 2000. Included in the $42,548 is a source of cash of $143,498 related to the cross-currency components of certain swaps the Company terminated in the first quarter of 2000. Excluding the $143,498, net cash used in financing activities was $100,950 for the three months ended March
31, 2000. The increase in net cash used in financing activities in the first quarter of 2001 compared to the same period of 2000 is due to a greater reduction in the Company's borrowings under its credit agreements achieved in the first quarter of 2001 compared to the first quarter of 2000. The Company primarily used funds from certain income tax refunds, collection of receipts from funeral and cemetery trust funds and its cash flow from operations to reduce its debt under the credit agreements in the first quarter of 2001.

PREARRANGED FUNERAL AND PRENEED CEMETERY ACTIVITIES
The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts are generally placed into trust accounts (pursuant to applicable law) or are used to pay premiums on life insurance or annuity contracts.
     Funeral revenues are recognized on prearranged funeral contracts at the time the funeral services are performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues. The Company's investment program targets a return in excess of the amount necessary to cover future increases in the cost of providing price guaranteed funeral services as well as any selling costs. This is accomplished by allocating the portfolio mix to investments that match the anticipated maturity of the contracts. Direct costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain general agency commissions earned by the Company for sales of insurance products. Net obtaining costs incurred pursuant to the sales of prearrangements are included in Deferred charges and other assets. These obtaining costs, which include sales commissions and certain other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral business, are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contracts. Previous to the implementation of SAB No. 101, deferred obtaining costs included variable and fixed direct costs as well as direct marketing costs.
     Pursuant to the implementation of SAB No. 101 in 2000, the Company changed its accounting policies regarding the manner in which it records preneed cemetery sales activities. As discussed in note three to the consolidated financial statements in Item 1 of this Form 10-Q, the Company defers revenues associated with certain preneed cemetery sales activities until cemetery burial property is constructed and meets the criteria of SFAS No. 66, merchandise is delivered or services are performed. Amounts held in cemetery merchandise and services trusts are included in Long-term receivables, at cost. As a result of implementing SAB No. 101, all realized investment earnings related to these cemetery merchandise and services trust funds are deferred until the associated merchandise is delivered or services are performed.
     The Company remains committed to prearrangement programs with consumers for funeral and cemetery products and services as the Company believes these programs can increase future market share in its funeral service and cemetery markets. During 2000, the Company restructured its prearranged organization and compensation plans to improve the cash flows from the Company's prearrangement activities. Such initiatives include (i) funding the majority of prearranged funeral contracts through insurance sources creating general agency revenue and cash overrides and (ii) introducing direct-to-consumer prearranged marketing in North America to open new marketing channels and expand the scope of the Company's prearragement activities. At March 31, 2001, the Company had deferred revenues of $6,293,408, of which $4,484,800 is Deferred prearranged funeral contract revenues and $1,808,608 is Deferred preneed cemetery contract revenues, to be recognized as revenue in future periods. For the three months ended March 31, 2001 and 2000, the percentage of North American funeral services performed which were previously prearranged was 29.6% and 28.4%, respectively, and is expected to increase over time. Total prearranged funeral sales were approximately $150,000 for the first quarter of 2001 and 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of FASB Statement No. 133." In accordance with these Standards, the Company recognized a cumulative effect of a change in accounting principle, net of applicable taxes, of $7,601.

     In 2000, the Company implemented SAB No. 101 which changes the Company's accounting policies regarding the manner in which the Company records preneed sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. As a result of the required change, the Company recognized a cumulative effect of a change in accounting principle, effective January 1, 2000, of $909,315 (net of a $552,491 tax benefit), or $3.33 per diluted share.
     The Financial Accounting Standards Board recently announced a proposed change that would affect the accounting treatment related to business combinations and goodwill. This pronouncement, if adopted, could affect the accounting for future acquisitions. Additionally, the pronouncement proposes that goodwill be reviewed for impairment rather than amortized, as is the current accounting practice. Rules to be implemented by the proposed standard are not final and no definitive date has been established for issuance or adoption.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
The statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe", "estimate", "project", "expect", "anticipate" or "predict", that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among other, the following:

1) Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g. marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, particularly but not limited to, levels of interest expense and negative currency translation effects.
2) Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.
3) The Company's ability to successfully implement its strategic plan as defined in the Company's Form 10-K as of December 31, 2000 and in this Form 10-Q, including the interest of third parties to enter into and consummate alliances and joint ventures with the Company.
4) The Company's ability to generate expected proceeds from the sale of certain funeral and cemetery operations and to implement plans to improve recurring operating free cash flow.
5) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.
6) The Company's ability to successfully implement ongoing cost reduction initiatives, as well as changes in domestic and international economic, political and/or regulatory environments, which could negatively effect the implementation of the Company's cost reduction initiatives.
7) The Company's ability to successfully implement certain strategic revenue and marketing initiatives resulting in increased volume through its existing facilities.
8) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies.
9) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended December 31, 2000. There have been no material changes to the disclosure on this matter made in such Form 10-K.
     Further information regarding the Company's debt exposure see note six to the consolidated financial statements in Item 1 of this Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Previously Reported Litigation. The following discussion describes certain litigation as of May 11, 2001, which was previously reported:
     Civil Action H-99-0280; In Re Service Corporation International; In the United States District Court for the Southern District of Texas, Houston Division (the Consolidated Lawsuit). The Consolidated Lawsuit is pending before Judge Lynn N. Hughes and includes 21 class action lawsuits that were filed in the United States District Court of the Southern District of Texas, two class action lawsuits that were originally brought in the United States District Court for the Eastern District of Texas, and a lawsuit brought in the United States District Court for the Southern District of Texas by an individual who sold his funeral home to the Company. The Consolidated Lawsuit names as defendants the Company and three of the Company's current or former executive officers or directors: Robert L. Waltrip, L. William Heiligbrodt and George R. Champagne (the Individual Defendants). The plaintiffs have filed a Consolidated Class Action Complaint in the Consolidated Lawsuit alleging that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company moved to dismiss all of the allegations in the Consolidated Lawsuit and believes that they do not provide a basis for the recovery of damages because the Company made all required disclosures on a timely basis. The Company and the Individual Defendants have also filed an Answer to the Consolidated Class Action Complaint, and the Company intends to aggressively defend this lawsuit.
     The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly owned subsidiary of Company into Equity Corporation International (ECI);
(ii) purchased shares of Company common stock in the open market during the period from July 17, 1998, through January 26, 1999 (the Class Period); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI that became options to purchase Company common stock pursuant to the merger, and (vi) held Company employee stock options to purchase Company common stock under a stock plan during the Class Period. Excluded from the foregoing categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period. Judge Hughes has certified the Consolidated Lawsuit as a class action. On May 10, 2000, Judge Hughes signed an order amending the class definition to include James P. Hunter, III as a class member. Mr. Hunter was Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company. Mr. Hunter and a related family trust filed a separate lawsuit in state court in Angelina County, Texas, which is discussed below.

     The Company and the Individual Defendants have filed a Motion to Dismiss the Consolidated Lawsuit; the plaintiffs have filed their Opposition to Defendants' Motion to Dismiss the Consolidated Lawsuit; and the Company and the Individual Defendants have filed a Reply to Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Lawsuit. The foregoing pleadings will be considered by Judge Hughes in due course. On April 4, 2001, Judge Hughes scheduled a meeting between the parties and the insurers for May 31, 2001 to discuss possible resolution of the case and to exchange information on each sides' position. The parties are to report the results of this meeting to Judge Hughes by June 8, 2001, at which time the Court may consider pending motions and requests for discovery.
     Copies of the complaint in the Consolidated Lawsuit and the pleadings that have been filed in response thereto and that are referred to herein are filed as exhibits to this Quarterly Report on Form 10-Q.
     Cause No. 32548-99-11, James P. Hunter, III et al v. Service Corporation International et al; In the __________ Judicial District Court of Angelina County, Texas. On November 10, 1999, James P. Hunter, III and a related family trust filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (Hunter Litigation). The plaintiffs allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hunter Litigation denying the plaintiffs' allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Hunter Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.
     On May 10, 2000, Judge Hughes entered an order in the Consolidated Lawsuit in the federal district court staying the further prosecution of the Hunter Litigation in state court. Hunter and the related family trust appealed this order, and the United States Court of Appeals for the Fifth Circuit lifted the stay in an order of September 13, 2000. Following this appeal, Judge Hughes then signed an order on October 5, 2000, prohibiting Mr. Hunter and the related family trust from pursuing discovery in the Hunter Litigation. Judge Hughes entered the order pursuant to the authority vested to him by the Securities Litigation Uniform Standards Act of 1998. Hunter and the related family trust filed a motion for a trial setting in the state district court. The court has not ruled on this motion.
     The Company and the other defendants moved to compel arbitration and stay proceedings. On May 7, 2001, the presiding judge entered an order denying the request to compel arbitration of the Company and the Individual Defendants. The Company may appeal the ruling on this issue.
     A copy of the Plaintiff's Original Petition in the Hunter Litigation and the defendants' original answer in that proceeding are filed as exhibits to this Quarterly Report on Form 10-Q.
     Cause No. 31,820-99-2; Charles Fredrick v. Service Corp. International; In the __________ Judicial District Court of Angelina County, Texas (Fredrick Litigation). This additional securities fraud case has been brought against the Company by a former shareholder of ECI alleging causes of action exclusively under Texas statutory and common law. The Company has filed an answer denying plaintiff's allegations. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Fredrick Litigation do not provide a basis for the recovery of damages. The Company intends to vigorously defend this litigation.
     Cause No. 33701-01-01; Jack D. Rottman v. Service Corporation International, et al; In the __________ Judicial District Court of Angelina County, Texas. On December 28, 2000, Jack Rottman filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company, and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (Rottman Litigation). The plaintiff, a former officer of ECI, alleges, among other things, violations of Texas securities law and statutory and common law fraud, and seeks unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Rottman Litigation denying the plaintiff's allegations. The Company and other defendants moved to compel arbitration of this case. The court has not yet ruled on these motions. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Rottman Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.
     A copy of the Plaintiff's Original Petition in the Rottman Litigation and the Defendants' original answer in that proceeding are filed as exhibits to this Quarterly Report on Form 10-Q.
     Cause No. 2000-63917; Jack T. Hammer v. Service Corporation International, et al; In the 165th Judicial District Court of Harris County, Texas. On December 15, 2000, Jack T. Hammer filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company, and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Harris County, Texas (Hammer Litigation). The plaintiff, a former director of ECI, alleges, among other things, violations of Texas securities law and statutory and common law fraud, and seeks unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hammer Litigation denying the plaintiff's allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Hammer Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.
     A copy of the Plaintiff's Original Petition in the Hammer Litigation and the Defendants' original answer in that proceeding are filed as exhibits to the Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits

             12.1 Ratio of earnings to fixed charges for the three months ended March 31, 2001 and 2000.

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

             99.4 Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30,
                     1999).

             99.5 Defendant's Reply to Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

             99.6 Plaintiffs' Original Petition filed November 10, 1999 in Cause No. 32548-99-11, James P. Hunter, III and James P.Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.5 to Form 10-Q for the fiscal quarter ended September 30, 1999).

             99.7 Defendants' Original Answer in response to the Original Petition referred to in Exhibit 99.6. (Incorporated by reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 1999).

             99.8 Plaintiff's Original Petition filed December 28, 2000 in Cause No. 33701-01-01, Jack D. Rottman vs. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair

                     Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the __________ Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.16 to Form 10-K for the fiscal year ended December 31, 2000).

             99.9 Defendants' Motion to Transfer Venue and Original Answer in response to the Original Petition referred to in Exhibit
                     99.8. (Incorporated by reference to Exhibit 99.17 to Form 10-K for the fiscal year ended December 31, 2000).

             99.10 Plaintiff's Original Petition filed December 15, 2000, in Cause No. 2000-63917, Jack T. Hammer v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the 165th Judicial District Court of Harris County, Texas. (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).

             99.11 Defendants' Original Answer to the Original Petition referred to in Exhibit 99.10. (Incorporated by reference to Exhibit 99.19 to Form 10-K for the fiscal year ended December 31, 2000).

         (b) Reports on Form 8-K
             During the quarter ended March 31, 2001, the Company filed a report on Form 8-K dated March 12, 2001 reporting (i) under "Item 5. Other Events" the Company's finalization of conclusions regarding the application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", and (ii) under "Item 7. Financial Statements and Exhibits", the exhibit comprised of the Company's letter to the Securities and Exchange Commission regarding the Company's conclusions regarding the application of SAB No. 101.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001                       SERVICE CORPORATION INTERNATIONAL

                                   By:  /s/ Jeffrey E. Curtiss
                                      ------------------------------------------
                                   Jeffrey E. Curtiss
                                   Senior Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER                DESCRIPTION
           ------                -----------

             12.1 Ratio of earnings to fixed charges for the three months ended March 31, 2001 and 2000.

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

             99.4 Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30,
                     1999).

             99.5 Defendant's Reply to Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

             99.6 Plaintiffs' Original Petition filed November 10, 1999 in Cause No. 32548-99-11, James P. Hunter, III and James P.Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.5 to Form 10-Q for the fiscal quarter ended September 30, 1999).

             99.7 Defendants' Original Answer in response to the Original Petition referred to in Exhibit 99.6. (Incorporated by reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 1999).

             99.8 Plaintiff's Original Petition filed December 28, 2000 in Cause No. 33701-01-01, Jack D. Rottman vs. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair
                     Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the __________ Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.16 to Form 10-K for the fiscal year ended December 31, 2000).

             99.9 Defendants' Motion to Transfer Venue and Original Answer in response to the Original Petition referred to in Exhibit
                     99.8. (Incorporated by reference to Exhibit 99.17 to Form 10-K for the fiscal year ended December 31, 2000).

             99.10 Plaintiff's Original Petition filed December 15, 2000, in Cause No. 2000-63917, Jack T. Hammer v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the 165th Judicial District Court of Harris County, Texas. (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).

             99.11 Defendants' Original Answer to the Original Petition referred to in Exhibit 99.10. (Incorporated by reference to Exhibit 99.19 to Form 10-K for the fiscal year ended December 31, 2000).