Form 10-Q
period 2001-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2001-08-14
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The number of shares outstanding of the registrant's common stock as of August 10, 2001 was 289,978,139 (excluding treasury shares).

                        SERVICE CORPORATION INTERNATIONAL

                                      INDEX

                                                                                                                          Page
Part I.  Financial Information
    Item 1.  Financial Statements

         Consolidated Statement of Operations -
            Three and Six Months Ended June 30, 2001 and 2000                                                                  3

         Consolidated Balance Sheet -
            June 30, 2001 and December 31, 2000                                                                                4

         Consolidated Statement of Cash Flows -
            Six Months Ended June 30, 2001 and 2000                                                                            5

         Consolidated Statement of Stockholders' Equity -
            Six Months Ended June 30, 2001                                                                                     6

         Notes to Consolidated Financial Statements                                                                       7 - 15

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       15 - 29

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                       29

Part II. Other Information

    Item 1.  Legal Proceedings                                                                                           29 - 31

    Item 4.  Submission of Matters to a Vote of Security Holders                                                         31 - 32

    Item 6.  Exhibits and Reports on Form 8-K                                                                            32 - 33

    Signature                                                                                                                 33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        Three months ended                 Six months ended
                                                                             June 30,                          June 30,
(In thousands, except per share amounts)                              2001             2000             2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Revenues ........................................................  $   618,711      $   636,545      $ 1,296,487      $ 1,320,038
Costs and expenses ..............................................     (532,141)        (564,477)      (1,099,029)      (1,130,905)
                                                                   -----------      -----------      -----------      -----------
Gross profit ....................................................       86,570           72,068          197,458          189,133

General and administrative expenses .............................      (18,423)         (19,734)         (36,402)         (39,847)
Restructuring and non-recurring charges .........................      (26,223)         (13,281)         (51,246)         (13,281)
                                                                   -----------      -----------      -----------      -----------
Operating income ................................................       41,924           39,053          109,810          136,005

Interest expense ................................................      (54,152)         (73,565)        (114,958)        (143,114)
Other income ....................................................       10,727            7,647           13,681           11,453
                                                                   -----------      -----------      -----------      -----------
                                                                       (43,425)         (65,918)        (101,277)        (131,661)
                                                                   -----------      -----------      -----------      -----------
Income (loss) from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting
     changes ....................................................       (1,501)         (26,865)           8,533            4,344
(Provision) benefit for income taxes ............................       (9,155)          10,422          (15,870)             150
                                                                   -----------      -----------      -----------      -----------
Income (loss) from continuing operations before extraordinary
     gains and cumulative effect of accounting changes ..........      (10,656)         (16,443)          (7,337)           4,494
Income from discontinued operations (net of income taxes of
    $3,885 and $7,568) ..........................................           --            5,611               --           10,763
Extraordinary gains on early extinguishments of debt (net of income taxes of $45, $8,845, $2,952 and $12,630,
     respectively) ..............................................           71           15,388            4,618           21,973
Cumulative effect of accounting changes (net of income taxes
     of $5,318 and $552,491, respectively) ......................           --               --           (7,601)        (909,315)
                                                                   -----------      -----------      -----------      -----------
          Net income (loss) .....................................  $   (10,585)     $     4,556      $   (10,320)     $  (872,085)
                                                                   ===========      ===========      ===========      ===========
Earnings (loss) per share:
     Basic:
         Income (loss) from continuing operations before
                   extraordinary gains and cumulative effect of
                   accounting changes ...........................  $      (.04)     $      (.06)     $      (.03)     $       .02
         Income from discontinued operations ....................           --              .02               --              .04
         Extraordinary gains on early extinguishments of debt ...          .00              .06              .02              .08
         Cumulative effect of accounting changes ................           --               --             (.03)           (3.34)
                                                                   -----------      -----------      -----------      -----------
                   Net income (loss) ............................  $      (.04)     $       .02      $      (.04)     $     (3.20)
                                                                   ===========      ===========      ===========      ===========
     Diluted:
         Income (loss) from continuing operations before
                   extraordinary gains and cumulative effect of
                   accounting changes ...........................  $      (.04)     $      (.06)     $      (.03)     $        02
         Income from discontinued operations ....................           --              .02               --              .04
         Extraordinary gains on early extinguishments of debt ...          .00              .06              .02              .08
         Cumulative effect of accounting changes ................           --               --             (.03)           (3.34)
                                                                   -----------      -----------      -----------      -----------
                   Net income (loss) ............................  $      (.04)     $       .02      $      (.04)     $     (3.20)
                                                                   ===========      ===========      ===========      ===========
Basic weighted average number of shares .........................      284,852          272,093          279,245          272,078
                                                                   ===========      ===========      ===========      ===========
Diluted weighted average number of shares .......................      284,852          272,093          279,245          272,801
                                                                   ===========      ===========      ===========      ===========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                 June 30,        December 31,
(In thousands, except share and per share amounts)                                 2001              2000
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents ..........................................     $     46,745      $     47,909
     Receivables, net of allowances .....................................          408,713           449,989
     Inventories ........................................................          155,761           170,056
     Other ..............................................................          112,857           239,345
                                                                              ------------      ------------
       Total current assets .............................................          724,076           907,299
                                                                              ------------      ------------

Prearranged funeral contracts ...........................................        3,961,959         4,080,367
Long-term receivables, net of allowances ................................        1,337,773         1,329,375
Cemetery property, at cost ..............................................        1,971,269         2,026,484
Property, plant and equipment, at cost (net) ............................        1,517,050         1,675,263
Deferred charges and other assets .......................................          697,168           717,170
Names and reputations (net) .............................................        2,020,504         2,162,511
                                                                              ------------      ------------
                                                                              $ 12,229,799      $ 12,898,469
                                                                              ============      ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ...........................     $    450,393      $    501,355
     Current maturities of long-term debt ...............................          444,586           176,782
     Income taxes .......................................................           46,183             6,143
                                                                              ------------      ------------
       Total current liabilities ........................................          941,162           684,280
                                                                              ------------      ------------
Long-term debt ..........................................................        2,331,857         3,114,515
Deferred prearranged funeral contract revenues ..........................        4,423,332         4,537,669
Deferred preneed cemetery contract revenues .............................        1,820,076         1,815,157
Deferred income taxes ...................................................          459,539           503,292
Other liabilities .......................................................          235,444           267,735
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
            289,744,856 and 272,507,010, issued and outstanding
            (net of 2,502,190 treasury shares, at par) ..................          289,745           272,507
     Capital in excess of par value .....................................        2,233,972         2,156,824
     Accumulated deficit ................................................         (226,673)         (216,353)
     Accumulated other comprehensive loss ...............................         (278,655)         (237,157)
                                                                              ------------      ------------
        Total stockholders' equity ......................................        2,018,389         1,975,821
                                                                              ------------      ------------
                                                                              $ 12,229,799      $ 12,898,469
                                                                              ============      ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  Six months ended
                                                                                                      June 30,
(In thousands)                                                                                   2001           2000
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................................     $ (10,320)     $(872,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Income from discontinued operations, net of taxes ..................................            --        (10,763)
     Extraordinary gains on early extinguishments of debt, net of taxes .................        (4,618)       (21,973)
     Cumulative effect of accounting changes, net of taxes ..............................         7,601        909,315
     Depreciation and amortization ......................................................       100,202        116,846
     Benefit for deferred income taxes ..................................................       (20,420)       (26,335)
     Restructuring and non-recurring charges ............................................        51,246         13,281
     Payments on restructuring charges ..................................................       (13,412)       (36,242)
     Net effect of interest rate component of swap terminations .........................            --        (32,840)
     Gains from dispositions (net) ......................................................        (6,000)        (5,625)
     Change in assets and liabilities, net of effects from acquisitions and dispositions:
       Decrease in receivables ..........................................................        29,658         94,427
       Decrease (increase) in other assets ..............................................        78,418        (40,662)
       Increase (decrease) in payables and other liabilities ............................        31,619        (47,608)
       Other ............................................................................         1,309         (8,002)
     Net effect of prearranged funeral production and maturities ........................        27,072         71,052
                                                                                              ---------      ---------
Net cash provided by continuing operations ..............................................       272,355        102,786
Net cash provided by discontinued operations ............................................            --         92,269
                                                                                              ---------      ---------
Net cash provided by operating activities ...............................................       272,355        195,055

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...............................................................       (36,547)       (39,502)
     Proceeds from sales of property and equipment ......................................        46,952         28,302
     Proceeds from completion of joint venture ..........................................       106,900             --
     Acquisitions, net of cash acquired .................................................            --            800
     Loans issued by lending subsidiary .................................................            --         (3,083)
     Principal payments received on loans issued by lending subsidiary ..................            --         20,758
     Deposits of restricted funds .......................................................       (10,717)       (27,550)
     Other ..............................................................................            --           (298)
                                                                                              ---------      ---------
Net cash provided by (used in) continuing operations ....................................       106,588        (20,573)
Net cash used in discontinued operations ................................................            --        (82,022)
                                                                                              ---------      ---------
Net cash provided by (used in) investing activities .....................................       106,588       (102,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in borrowings under revolving credit agreements ............      (459,022)         4,571
     Proceeds from long-term debt issued ................................................       345,000             --
     Payments of debt ...................................................................      (156,647)       (63,876)
     Early extinguishments of debt ......................................................       (99,925)      (194,097)
     Net effect of cross-currency component of swap terminations ........................            --        143,498
     Bank overdrafts and other ..........................................................           452          2,745
                                                                                              ---------      ---------
Net cash used in financing activities ...................................................      (370,142)      (107,159)
Effect of foreign currency ..............................................................        (9,965)        (1,842)
                                                                                              ---------      ---------
Net decrease in cash and cash equivalents ...............................................        (1,164)       (16,541)
Adjust for change in cash and cash equivalents associated with discontinued operations ..            --          7,030
Cash and cash equivalents of continuing operations at beginning of period ...............        47,909         57,814
                                                                                              ---------      ---------
Cash and cash equivalents of continuing operations at end of period .....................     $  46,745      $  48,303
                                                                                              =========      =========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                        Capital in                         other
                                                         Common           excess        Accumulated    comprehensive
(In thousands)                                            stock        of par value       deficit          loss           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 .....................     $   272,507      $ 2,156,824     $ (216,353)     $(237,157)     $ 1,975,821

Comprehensive loss:
   Net loss ......................................                                         (10,320)                        (10,320)
   Other comprehensive loss:
      Foreign currency translation ...............                                                        (62,328)         (62,328)
      Reclassification adjustment for realized
        loss on foreign currency translation .....                                                         20,830           20,830
                                                                                                                       -----------
             Total other comprehensive loss ......                                                                         (41,498)
                                                                                                                       -----------
    Comprehensive loss ...........................                                                                         (51,818)
Common stock issued:
    Stock option exercises and stock grants ......             515            1,764                                          2,279
    Contribution to employee 401(k) ..............           1,279            3,864                                          5,143
    Debenture conversions ........................             168            4,576                                          4,744
    Debt extinguished using common stock .........          15,276           66,944                                         82,220
                                                       -----------      -----------     ----------      ---------      -----------
Balance at June 30, 2001 .........................     $   289,745      $ 2,233,972     $ (226,673)     $(278,655)     $ 2,018,389
                                                       ===========      ===========     ==========      =========      ===========

The Company's comprehensive loss for the six months ended June 30, 2000 of $960,982 consisted of a net loss of $872,085, a foreign currency translation loss adjustment of $85,610, and an unrealized loss on securities of $3,287.

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS

Service Corporation International (the Company) is the largest provider of funeral and cemetery services in the world. At June 30, 2001, the Company operated 3,385 funeral service locations, 506 cemeteries and 185 crematoria located in 17 countries on four continents.

     The Company's funeral service locations and cemetery operations consist of funeral homes, cemeteries, crematoria and related businesses. Funeral service locations sell funeral related merchandise and provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, columbarium niches, lots, and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company cemeteries perform interment services and provide management and maintenance of cemetery grounds. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has 188 combination facilities in which a funeral service location is contained within a cemetery.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements for the three and six months ended June 30, 2001 and 2000 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2000, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows. The Company has reclassified certain amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements in prior years to conform to current period presentation with no effect on the consolidated financial position, results of operations or cash flows. The Company has restated prior periods to conform with the change in accounting policies as a result of implementing Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No.101) (see note three to the consolidated financial statements).

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

3. ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes one method - the purchase method - for accounting for such transactions. SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new provision, goodwill will no longer be amortized, but will be tested for impairment annually. Currently, the

Company has $2,020,504 in goodwill presented as Names and reputations in the Company's consolidated balance sheet. Amortization of goodwill will continue to be amortized through December 31, 2001 and was $31,086 and $32,861 for the six months ended June 30, 2001 and 2000, respectively. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. The adoption of SFAS No. 142 may result in a non-cash charge that could have a significant effect on the Company's financial condition and results of operations. The Company is required to adopt SFAS No. 141 for any acquisitions subsequent to June 30, 2001 and to adopt SFAS No. 142 during the first quarter of the year ending December 31, 2002.

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

     In 2000, the Company implemented SAB No. 101 which changes the Company's accounting policies regarding the manner in which the Company records preneed sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. As a result of the required change, the Company's preneed sales activities are affected as follows:

o Preneed sales of cemetery interment rights (cemetery burial property) - revenue and all costs associated with the sales of preneed cemetery interment rights are recognized in accordance with the retail land sales provisions of SFAS No. 66, "Accounting for the Sales of Real Estate". Under SFAS No. 66, recognition of revenue and associated costs from constructed cemetery property are deferred until a minimum percentage of the sales price has been collected. Revenues related to the preneed sale of unconstructed cemetery property are deferred until such property is constructed and meets the criteria of SFAS No. 66 described above. Previously, the preneed interment rights and associated costs were recognized at the time the contract was signed with the customer.
o Preneed sales of cemetery merchandise (primarily markers and vaults) - revenue and all costs associated with the sales of preneed cemetery merchandise are deferred until the merchandise is delivered. Previously, the preneed cemetery merchandise revenue and associated costs were recognized at the time the contract was signed with the customer.
o Preneed sales of cemetery services (primarily merchandise delivery and installation fees and burial opening and closing fees) - revenue and all costs associated with the sales of preneed cemetery services are deferred until the services are performed. Previously, the revenue and associated costs were recognized at the time the contract was signed with the customer.
o Prearranged funeral and preneed cemetery customer obtaining costs - costs incurred related to obtaining new preneed cemetery and prearranged funeral business are accounted for under the provisions of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises". Under SFAS No. 60, obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new preneed cemetery and prearranged funeral business, are deferred. Previously, with respect to the prearranged funeral business, deferred obtaining costs included variable and fixed direct obtaining costs as well as direct marketing costs. With respect to the preneed cemetery business, obtaining costs were previously expensed as incurred.
o Cemetery merchandise and services trust investment earnings - investment earnings generated by assets included in merchandise and services trusts are deferred until the associated merchandise is delivered or services performed. Previously, the trust earnings were recognized as earned in the trust.

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

Summary of operating results of discontinued operations.

                                                                 Three months ended      Six months ended
                                                                    June 30, 2000          June 30, 2000
                                                                 ------------------      ----------------
     Revenue ..................................................      $  99,919               $ 203,636
     Costs and expenses .......................................        (90,423)               (185,305)
                                                                     ---------               ---------
     Income from discontinued operations before income taxes ..          9,496                  18,331
     Provision for income taxes ...............................         (3,885)                 (7,568)
                                                                     ---------               ---------
     Income from discontinued operations ......................      $   5,611               $  10,763
                                                                     =========               =========

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

     Funeral revenue is recognized on prearranged funeral contracts at the time the funeral service is performed. Realized trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues. Such amounts are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of prearrangements are included in Deferred charges and other assets. These obtaining costs, which include sales commissions and certain other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral business, are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contract portfolio. Previous to the implementation of SAB No. 101, deferred obtaining costs included variable and fixed direct costs as well as direct marketing costs.

     Pursuant to the implementation of SAB No. 101 in 2000, the Company changed its accounting policies regarding the manner in which it records preneed cemetery sales activities. As discussed in note three to the consolidated financial statements, the Company defers revenues and all costs associated with certain preneed cemetery sales activities until cemetery burial property is constructed and meets the criteria of SFAS No. 66, merchandise is delivered or services are performed. A receivable from trust for amounts held in cemetery merchandise and services trusts is included in Long-term receivables, at cost. As a result of implementing SAB No. 101, all realized investment earnings related to these cemetery merchandise and services trust funds are deferred until the associated merchandise is delivered or services performed.

     Realized investment earnings from perpetual care trust funds are intended to defray cemetery maintenance costs and are recognized in current cemetery revenues.

6.   DEBT
Debt consists of the following:

                                                                                      June 30, 2001    December 31, 2000
                                                                                      -------------    -----------------
     Bank revolving credit agreements ..........................................       $   305,238        $   789,750
     6.75% notes due 2001 ......................................................                --            123,000
     8.72% amortizing notes due 2002 ...........................................            22,274             39,149
     8.375% notes due 2004 .....................................................            51,840             51,840
     7.375% notes due 2004 .....................................................           228,000            250,000
     6.0% notes due 2005 .......................................................           581,550            591,550
     7.2% notes due 2006 .......................................................           150,000            150,000
     6.875% notes due 2007 .....................................................           150,000            150,000
     6.5% notes due 2008 .......................................................           200,000            200,000
     6.75% convertible subordinated notes due 2008 .............................           345,000                 --
     7.7% notes due 2009 .......................................................           200,000            200,000
     6.95% amortizing notes due 2010 ...........................................            47,745             49,202
     7.875% debentures due 2013 ................................................            55,627             55,627
     7.0% notes due 2015 (putable 2002) ........................................           102,265            186,040
     6.3% notes due 2020 (putable 2003) ........................................           251,284            300,000
     Medium-term notes, maturities through 2019, fixed average interest
        Rate of 9.67% ..........................................................            12,000             35,720
     Convertible debentures, maturities through 2013, fixed interest rates
        From 4.75% to 5.5%, conversion prices from $11.25 to $50.00 ............            46,031             49,213
     Mortgage notes and other debt, maturities through 2050 ....................            74,967             86,219
     Deferred losses on swap terminations and loan costs .......................           (47,378)           (16,013)
                                                                                       -----------        -----------
          Total debt ...........................................................         2,776,443          3,291,297
          Less current maturities ..............................................          (444,586)          (176,782)
                                                                                       -----------        -----------
                 Total long-term debt ..........................................       $ 2,331,857        $ 3,114,515
                                                                                       ===========        ===========

     The Company's consolidated debt had a weighted average interest rate of 6.64% at June 30, 2001 compared to 7.08% at December 31, 2000.

     The Company's primary bank revolving credit agreements consist of two committed facilities - a 2-year term loan and a 5-year, multi-currency revolver. As of June 30, 2001 and December 31, 2000, the 2-year term loan allows for borrowings up to $269,355 and $296,486 and the 5-year, multi-currency revolver, allows for borrowings up to $628,496 and $691,801, respectively. The 5-year, multi-currency facility provides for borrowings up to $500,000 in foreign currencies, of which $35,883 and $271,263 of the total borrowings were denominated in various foreign currencies at June 30, 2001 and December 31, 2000, respectively. Both of these facilities are primarily used for general corporate purposes and will mature in June 2002. Of the $305,238 borrowed under the credit facilities at June 30, 2001, $269,355 was outstanding on the 2-year term loan and $35,883 was outstanding on the 5-year, multi-currency revolver.

     The covenants associated with the revolving credit agreements will continue to be calculated using ongoing financial results prior to applying the provisions of SAB No. 101. Interest rates for these facilities are based on various indices as determined by the Company. The weighted average interest rate on the two committed facilities was 5.57% and 7.95% at June 30, 2001 and December 31, 2000, respectively. For each facility, a fee is paid quarterly on the total commitment amount ranging from 0.25% to 0.50% based on the Company's senior debt ratings. The facility fee was 0.50% at June 30, 2001 and December 31, 2000.

     In June 2001, the Company issued $345,000 in convertible subordinated notes. The notes are convertible into common stock at an initial conversion price of $6.92 and have an interest rate of 6.75%. The notes are noncallable until June 2004 and mature in June 2008. The proceeds from the convertible subordinated notes were used to reduce the Company's debt, including borrowings under the Company's bank revolving credit agreements.

     During the six months ended June 30, 2001, the Company repurchased $23,720 of the Medium-term notes due through 2019 and $83,775 of the 7.00% senior notes due 2015 (putable 2002) in the open market. In addition, the Company exchanged 15,276 shares of its common stock for $48,716 of the 6.30% Senior Notes due 2020 (putable 2003), $22,000 of the 7.375% Senior Notes due 2004, $10,000 of the
6.00% Senior Notes due 2005 and $3,495 of other notes. As a result of these transactions, the Company recognized extraordinary gains on early extinguishments of debt totaling $4,618 (net of tax of $2,952). Subsequent to the second quarter of 2001, the Company repurchased $12,000 of the Medium-term notes due through 2019 and $3,000 of the 7.00% senior notes due 2015 (putable
2002) in the open market. As a result of these transactions, the Company will recognize an extraordinary gain on early extinguishments of debt in the third quarter of 2001.

     The Company had $79,470 and $68,753 at June 30, 2001 and December 31, 2000, respectively, deposited in interest bearing restricted accounts as security for various credit instruments, which is included in the consolidated balance sheet in Deferred charges and other assets. At June 30, 2001 approximately $15,464 was related to two embedded options associated with the Company's 6.30% notes due 2020 (putable 2003), $53,451 related to letters of credit and the remaining $10,555 was used to secure various other obligations.

7.   SEGMENT REPORTING

The Company's operations are both product and geographically based and the primary reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in all geographical regions. In 2000, the Company completed the sales of its wholly owned insurance operations. As such, these operations have been reported as discontinued operations (see note four to the consolidated financial statements).

The Company's reportable segment information was as follows:

                                                                                                          Reportable
                                                                            Funeral       Cemetery         segments
---------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended June 30,
     2001.................................................                  $446,571       $172,140       $  618,711
     2000.................................................                   458,292        173,976          632,268
     Six months ended June 30,
     2001.................................................                  $947,188       $349,299       $1,296,487
     2000.................................................                   992,732        318,695        1,311,427
---------------------------------------------------------------------------------------------------------------------
Gross profit:
     Three months ended June 30,
     2001.................................................                  $ 62,886       $ 23,684       $   86,570
     2000.................................................                    47,565         23,589           71,154
     Six months ended June 30,
     2001.................................................                  $146,797       $ 50,661       $  197,458
     2000.................................................                   154,948         32,511          187,459
---------------------------------------------------------------------------------------------------------------------

The following table reconciles gross profit from reportable segments to the Company's consolidated income (loss) from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting changes:

                                                                          Three months ended              Six months ended
                                                                               June 30,                       June 30,
                                                                         2001           2000           2001            2000
----------------------------------------------------------------------------------------------------------------------------------
Gross profit from reportable segments..............................      $ 86,570       $  71,154      $ 197,458        $ 187,459
      Lending subsidiary operating income..........................             -             914              -            1,674
      General and administrative expenses..........................       (18,423)        (19,734)       (36,402)         (39,847)
      Restructuring and non-recurring charges (see note 9).........       (26,223)        (13,281)       (51,246)         (13,281)
                                                                         ---------------------------------------------------------
Operating income...................................................        41,924          39,053        109,810          136,005
      Interest expense.............................................       (54,152)        (73,565)      (114,958)        (143,114)
      Other income.................................................        10,727           7,647         13,681           11,453
                                                                         ---------------------------------------------------------
Income (loss) from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting
  changes..........................................................      $ (1,501)      $ (26,865)     $   8,533        $   4,344
                                                                         =========================================================

 The Company's geographic segment information was as follows:

                                                                     North                       Other
                                                                    America        Europe       Foreign       Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended June 30,
     2001..................................................         $437,809       $158,880    $  22,022    $  618,711
     2000..................................................          427,998        168,266       40,281       636,545
     Six months ended June 30,
     2001..................................................         $909,376       $336,543    $  50,568    $1,296,487
     2000..................................................          872,607        371,924       75,507     1,320,038
----------------------------------------------------------------------------------------------------------------------
Operating income (loss):
     Three months ended June 30,
     2001..................................................          $52,456       $ 11,920    $(22,452)    $  41,924
     2000..................................................           29,295          1,423        8,335        39,053
     Six months ended June 30,
     2001..................................................         $126,692       $ 28,829    $(45,711)    $  109,810
     2000..................................................           92,991         29,946       13,068       136,005
----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization :
     Three months ended June 30,
     2001..................................................         $ 36,325       $ 10,847    $   2,758    $  49,930
     2000..................................................           41,300         13,991        3,393        58,684
     Six months ended June 30,
     2001..................................................         $ 73,128       $ 21,924    $   5,150    $  100,202
     2000..................................................           81,162         28,773        6,911       116,846
----------------------------------------------------------------------------------------------------------------------
Operating locations at June 30:

     2001..................................................            2,127          1,923           26         4,076
     2000..................................................            2,339          2,063          189         4,591

Included in the North America figures above are the following United States amounts:

                                                                Three months ended                 Six months ended
                                                                     June 30,                          June 30,
                                                                2001           2000               2001            2000
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers............................. $419,868       $407,656            $870,258       $830,868
Operating income............................................. $ 51,900       $ 26,337            $121,200       $ 85,675
Depreciation and amortization................................ $ 34,490       $ 39,474            $ 69,518       $ 77,405
Operating locations, at June 30,.............................                                       1,964          2,185
------------------------------------------------------------------------------------------------------------------------

Included in the European figures above are the following French amounts:

                                                               Three months ended                  Six months ended
                                                                     June 30,                          June 30,
                                                                2001           2000               2001            2000
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers............................. $100,679       $101,247            $208,628       $220,188
Operating income (loss)......................................   $5,173        $(4,379)             $9,246         $8,780
Depreciation and amortization................................   $5,830         $5,114              $9,608        $10,433
Operating locations, at June 30,.............................                                       1,152          1,238
------------------------------------------------------------------------------------------------------------------------

8.        EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                          Three months ended                Six months ended
                                                                               June 30,                         June 30,
                                                                         2001            2000             2001            2000
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations (numerator):
     Income (loss) from continuing operations before
         extraordinary gains and cumulative effect
         of accounting changes - basic..........................         $(10,656)       $(16,443)        $ (7,337)      $  4,494
     After tax interest on convertible debentures...............                -               -                -            190
                                                                         --------        --------          -------       --------
     Income (loss) from continuing operations before
         extraordinary gains and cumulative effect
         of accounting changes - diluted........................         $(10,656)       $(16,443)        $ (7,337)      $  4,684
---------------------------------------------------------------------------------------------------------------------------------
Shares (denominator):
     Shares - basic.............................................          284,852         272,093          279,245        272,078
          Stock options and warrants............................                -               -                -             25
          Convertible debentures................................                -               -                -            698
                                                                         --------        --------          -------       --------
     Shares - diluted...........................................          284,852         272,093          279,245        272,801
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share from continuing operations before
extraordinary gains and cumulative effect of accounting changes:
     Basic......................................................         $   (.04)       $   (.06)        $   (.03)      $    .02
     Diluted....................................................         $   (.04)       $   (.06)        $   (.03)      $    .02
---------------------------------------------------------------------------------------------------------------------------------

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

    In the First Quarter 2001 Charge, the Company recorded an impairment charge of $25,023 of which $25,458 was the result of the decision to joint venture its Australia operations. In connection with the transaction, the Company received net pretax proceeds of approximately $106,900 and securities with a face value of $24,400, which includes a 20% equity interest in the Australian operations and a 12% subordinated convertible note. The Company also made adjustments of $435 to reduce its Fourth Quarter 2000 Charge related to the planned divestitures of certain North American locations.

    In the second quarter of 2001, the Company recognized a charge of $26,223 of which $25,710 related to the joint venture transaction involving the Company's Australian operations recorded in the First Quarter 2001 Charge. Of the $25,710, the Company recognized a loss of $20,830 for the recognition into earnings of the cumulative foreign currency translation effect from the Australian operations, which was previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity. The Company further adjusted the First Quarter 2001 Charge by $4,880 as the result of changes in Australia's net assets from the First Quarter of 2001 until closing the transaction. The Company also made adjustments of $513 to increase its Fourth Quarter 2000 Charge related to the planned divestitures of certain North America locations. The Company will continue to make adjustments as actual divestitures are made or better estimates become available throughout future quarters.

The utilization of the various charges during the six months ended June 30, 2001 was as follows:

                                                                                       Utilization for six months
                                                                                           ended June 30, 2001
                                                                                       --------------------------
                                     Original   |    Balance at       Additions or                                    Balance at
                                      charge    |   December 31,      adjustments                                      June 30,
                                      amount    |       2000          during 2001         Cash          Non-cash         2001
                                     --------   |   ------------      ------------       -------        --------        -------
                                                |
First Quarter 1999 Charge......      $ 89,884   |     $ 6,210           $     -          $   987         $   750        $ 4,473
Fourth Quarter 1999 Charge.....       272,544   |      86,959                 -           12,425            (548)        75,082
Fourth Quarter 2000 Charge.....       434,415   |           -                78                -              78              -
First Quarter 2001 Charge......        25,458   |           -            51,168                -          51,168              -
                                     --------   |     -------           -------          -------         -------        -------
     Total.....................      $822,301   |     $93,169           $51,246          $13,412         $51,448        $79,555
                                     ========   |     =======           =======          =======         =======        =======

Of the remaining total restructuring accrual balance, approximately $78,125 relates to severance costs the majority of which will be paid out through 2007. In addition, of the $79,555 remaining in reserves, $45,189 is included in Accounts payable and accrued liabilities and $34,366 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments.

Summary operating results of the Company's Australian operations are as follows. The Australian joint venture was completed in May 2001, therefore 2001 operating results described below reflect one month in the three months ended June 30, 2001 and four months in the six months ended June 30, 2001.

                                                              Three months ended              Six months ended
                                                                   June 30,                       June 30,
                                                             2001            2000           2001             2000
                                                            ------         -------         -------          -------
Revenues
     Funeral.........................................       $2,957         $12,851         $13,374          $25,512
     Cemetery........................................        1,186           9,466           6,611           15,429
                                                            ------         -------         -------          -------
                                                            $4,143         $22,317         $19,985          $40,941
                                                            ======         =======         =======          =======
Operating income (loss) (excluding restructuring and
non-recurring charges)
     Funeral.........................................       $ (463)        $ 1,363         $   469          $ 2,543
     Cemetery........................................          170           3,750           2,037            5,652
                                                            ------         -------         -------          -------
                                                            $ (293)        $ 5,113         $ 2,506          $ 8,195
                                                            ======         =======         =======          =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

OVERVIEW

The Company is the largest provider of death care services in the world conducting funeral services and cemetery operations in 17 countries on four continents. The Company's largest markets are North America and France, which when combined, represent approximately 80% of the Company's total operating locations and approximately 86% of the Company's total revenues.

     The funeral and cemetery operations are organized into a North America division covering the United States and Canada, a European division responsible for all operations in Europe and other international operations managed in South America. The majority of these operations are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest of the operating expenses for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allows the Company to more efficiently utilize its operating facilities.

     The funeral service and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has 188 combination facilities in which a funeral service location is contained within a cemetery. Included in other services operations in 2000 are the activities of the Company's lending subsidiary. In August 2000, the Company sold a substantial portion of the loan portfolio of its lending subsidiary. Subsequent to this sale date, all activity on remaining loans is recorded in Other income and Interest expense in the Company's consolidated statement of operations. In 2000, the Company completed the sales of its wholly owned insurance operations. As such, these operations have been reported as discontinued operations for all periods presented (see note four to the consolidated financial statements in Item 1 of this Form 10-Q).

STRATEGIC INITIATIVES

Historically, the Company's growth has been largely attributable to acquiring funeral and cemetery businesses which resulted in creating the world's largest network of funeral service locations and cemeteries. The Company believes this network forms the foundation of its growth initiatives going forward. During the mid-1990s, the market to acquire funeral service locations and cemeteries became extremely competitive which resulted in increased acquisition prices and substantially reduced returns on invested capital. In early 1999, the Company announced plans to significantly reduce the level of its acquisition activity and pursue other means to create meaningful growth from its existing operations. As a result, the Company's current strategic plan is focused on reducing overhead costs, increasing cash flow and reducing debt while at the same time developing key revenue initiatives designed to drive future internal growth in the Company's funeral and cemetery operations without the outlay of significant capital.

Overhead Costs

The Company's overhead costs include corporate general and administrative expenses, regional field overhead costs and other home office costs related to functions directly supporting field operations. During the second quarter of 2001, the Company's overhead costs were below the levels in the same period of 2000. General and administrative expenses decreased 6.6% in the second quarter of 2001 compared to the same period of 2000. This decrease in general and administrative expenses is principally attributable to the reduction in costs after the Company completed the implementation of its North America proprietary point of sale system in 2000 and due to the completion of the initial rollout of the Company's Central Processing Centers in its North America operating clusters.

Operating Free Cash Flow

The Company's strategic plan includes the execution of several cash flow initiatives that are designed to increase the Company's operating free cash flow. The Company considers operating free cash flow to be cash funds that generally can be used to reduce the Company's debt and is defined more specifically in the Financial Condition, Liquidity and Capital Resources section in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's total and recurring operating free cash flow for the three and six months ended June 30, 2001 and 2000 is summarized below.

                                                       Three months ended                             Six months ended
                                                            June 30,                                      June 30,
                                            ------------------------------------------    ------------------------------------------
                                               2001           2000          Increase          2001           2000          Increase
                                            ----------    ------------    ------------    -----------    -----------     -----------
Total operating free cash flow............    $63,898       $  50,439         $13,459       $249,220       $131,350        $117,870
Recurring operating free cash flow........    $57,748       $ (27,032)        $84,780       $118,527        $49,850         $68,677

     Total operating free cash flow reported above includes items of a non-recurring nature. Included in total operating free cash flow of $249,220 for the six months ended June 30, 2001 is $130,693 of non-recurring receipts of funds comprised of an approximate $116,000 income tax refund received in the first quarter of 2001 and amounts collected from funeral and cemetery trust funds.

Included in total operating free cash flow of $131,350 for the six months ended June 30, 2000 is $81,500 of non-recurring receipts of funds primarily related to the collection of receivables from funeral and cemetery trust funds.

     Improvements in recurring operating free cash flow for the three and six months ended June 30, 2001 compared to the corresponding periods of 2000 was a result of (i) less cash taxes paid, (ii) less cash interest paid, (iii) reductions in capital expenditure levels, (iv) increases in funds received as a result of the Company's surety bonding programs for prearranged funeral and preneed cemetery activities, and (v) increases in the Company's cash flows from operating activities.

     The Company continues to implement existing and additional initiatives in 2001 to increase its recurring operating free cash flow. These cash flow initiatives are categorized as revenue growth initiatives, working capital improvements, cost reduction initiatives, asset redeployment and enhanced funeral and cemetery trust administration and management. Revenue initiatives include such programs as the Company's Dignity Memorial(TM) packaged funeral plans and the development of affinity relationships. Working capital improvements include programs to accelerate customer collections and deliver pre-sold merchandise to customers to satisfy trusting requirements. Cost reduction initiatives include changes to the Company's employee benefit plans and other overhead reductions primarily related to information technology costs. The Company's recurring operating free cash flow is also expected to increase related to assets being redeployed and managed more efficiently such as cash override payments that will be received as a result of marketing agreements entered in connection with the sale of its insurance operations and interest savings as a result of proceeds received from the Company's divestitures and joint venturing programs. Enhanced cemetery and funeral trust administration and management will allow the Company to increase operating free cash flow by reducing processing times for trust claims and accelerate trust distributions as well as the continuation of the Company's surety bond program for additional financial assurance.

     The Company is in various stages of executing the above cash flow initiatives. The Company's current cash flow goals are to have RECURRING operating free cash flow at a run rate between $100,000 and $150,000 by the end of 2001 and at a run rate between $200,000 and $250,000 by the end of 2002. The Company remains comfortable with the current recurring operating free cash flow goals for 2001 and 2002. Several factors in the second half of 2001 are expected to have a greater impact on recurring operating free cash flow including higher cash tax payments and capital expenditure levels as well as seasonally weaker operating profits in the second half of 2001 compared to the first half of 2001.

     The Company also expects TOTAL operating free cash flow to be between $200,000 and $250,000 by the end of 2001. The Company had total operating free cash flow of $249,220 in the first half of 2001. The Company expects to make non-recurring cash payments of approximately $19,000 to the Company's U. S. cash balance plan in the second half of 2001. With the pension plan cash payments and the factors described above impacting recurring operating free cash flow in the second half of 2001, the Company remains comfortable with the current total operating free cash flow goal for 2001.

Long-Term Debt

                                                                Debt at                 Debt at
                                                             June 30, 2001         December 31, 2000        Change
                                                            --------------         -----------------       ---------
Current maturities of long-term debt.................         $  444,586              $  176,782           $ 267,804
Long-term debt.......................................          2,331,857               3,114,515            (782,658)
                                                              ----------              ----------           ---------
     Total debt......................................         $2,776,443              $3,291,297           $(514,854)
                                                              ==========              ==========           =========

The execution of the Company's debt reduction initiatives continues to exceed expectations. During the six months ended June 30, 2001, the Company reduced its total debt by $514,854. Funds available to achieve this debt reduction were generated from the completion of the joint venture of the Company's Australian operations, the Company's recurring operating free cash flow, proceeds from the sales of certain non-strategic funeral and cemetery operations in North America, receipts of non-recurring funds from certain income tax refunds, the extinguishment of certain debt obligations using the Company's common stock in transactions with third parties and receipts of non-recurring funds from the collection of receivables from funeral and cemetery trust funds. Subsequent to June 30, 2001, the Company announced the joint venture of its Spanish and Portuguese operations resulting in approximately $93,100 of net after tax cash proceeds and the sale of its Norwegian operations resulting in approximately $13,100 of net after tax cash proceeds. Additionally, the Company entered into a definitive agreement to sell its funeral operations in The Netherlands for approximately $18,500 of net after tax cash proceeds. When these transactions are complete, the Company expects its total debt to be approximately $2,650,000.

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

  o  Implementation of Dignity Memorial(TM)funeral packages.

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

RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three and six months ended June 30, 2001 and 2000. These results of operations reflect the implementation of SAB No. 101 as of January 1, 2000, as discussed in note three to the consolidated financial statements included in Item 1 of this Form 10-Q. For purposes of the following discussion, the Company's comparable results in all periods presented represent financial results excluding operations that were acquired or constructed after January 1, 2000 or divested by the Company prior to June 30, 2001.

     For the quarter ended June 30, 2001, the Company reported revenues of $618,711, representing a 2.8% decrease compared to $636,545 in the second quarter of 2000. Gross profit from continuing operations in the second quarter of 2001 increased 20.1% to $86,570 compared to $72,068 in the same period of 2000. Gross margin percentage increased 23.9% to 14.0% in the second quarter of 2001 compared to 11.3% in the second quarter of 2000. For the three months ended June 30, 2001, the Company reported earnings from continuing operations before restructuring and non-recurring charges of $15,410, net loss of $10,585, diluted earnings per share from continuing operations before restructuring and non-recurring charges of $.05 ($.05 basic) and diluted loss per share of $.04 ($.04 basic). The Company reported a loss from continuing operations before restructuring and non-recurring charges of $8,010, net income of $4,556, diluted loss per share from continuing operations before restructuring and non-recurring charges of $.03 ($.03 basic) and diluted earnings per share of $.02 ($.02 basic) for the second quarter of 2000.

Results for the Company's continuing operations by geographic segment are detailed in the following tables.

                                                             THREE MONTHS ENDED JUNE 30, 2001
                                                     COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

                                                          THREE MONTHS ENDED JUNE 30, 2001
                                                                        TOTAL
                      ------------------------------------------------------------------------------------------------------------
                         NORTH           % OF                        % OF          OTHER         % OF                     % OF
                        AMERICA         REVENUE        EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL      REVENUE
                      ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.........      $285,971          65.3%      $153,686         96.7%         $6,914        31.4%     $446,571       72.2%
   Cemetery........       151,838          34.7%         5,194          3.3%         15,108        68.6%      172,140       27.8%
                      ------------------------------------------------------------------------------------------------------------
                         $437,809         100.0%      $158,880        100.0%        $22,022       100.0%     $618,711      100.0%
                      ============================================================================================================

Gross profit and
margin percentage:
   Funeral.........       $50,676          17.7%       $11,663          7.6%          $ 547         7.9%      $62,886       14.1%
   Cemetery........        20,115          13.2%           858         16.5%          2,711        17.9%       23,684       13.8%
                      ------------------------------------------------------------------------------------------------------------
                          $70,791          16.2%       $12,521          7.9%         $3,258        14.8%      $86,570       14.0%
                      ============================================================================================================

                                                                      COMPARABLE

                      ------------------------------------------------------------------------------------------------------------
                         NORTH           % OF                        % OF          OTHER         % OF                     % OF
                        AMERICA         REVENUE        EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL      REVENUE
                      ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.........      $281,973          65.3%      $153,600         96.7%         $3,957        22.1%     $439,530       72.3%
   Cemetery........       149,510          34.7%         5,194          3.3%         13,922        77.9%      168,626       27.7%
                      ------------------------------------------------------------------------------------------------------------
                         $431,483         100.0%      $158,794        100.0%        $17,879       100.0%     $608,156      100.0%
                      ============================================================================================================

Gross profit and
margin percentage:
   Funeral.........       $50,932          18.1%       $11,633          7.6%         $1,010        25.5%      $63,575       14.5%
   Cemetery........        19,842          13.3%           858         16.5%          2,541        18.3%       23,241       13.8%
                      ------------------------------------------------------------------------------------------------------------
                          $70,774          16.4%       $12,491          7.9%         $3,551        19.9%      $86,816       14.3%
                      ============================================================================================================

                                                            THREE MONTHS ENDED JUNE 30, 2000
                                                                         TOTAL
                      ------------------------------------------------------------------------------------------------------------
                         NORTH           % OF                        % OF          OTHER         % OF                     % OF
                        AMERICA         REVENUE        EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL      REVENUE
                      ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.........      $279,091          65.2%      $162,062         96.3%        $17,139        42.5%     $458,292       72.0%
   Cemetery........       144,630          33.8%         6,204          3.7%         23,142        57.5%      173,976       27.3%
   Other Services..         4,277           1.0%             -             -              -            -        4,277        0.7%
                      ------------------------------------------------------------------------------------------------------------
                         $427,998         100.0%      $168,266        100.0%        $40,281       100.0%     $636,545      100.0%
                      ============================================================================================================
Gross profit and
margin percentage:

   Funeral.........       $44,028          15.8%       $ 1,527          0.9%         $2,010        11.7%      $47,565       10.4%
   Cemetery........        16,640          11.5%           624         10.1%          6,325        27.3%       23,589       13.6%
   Other Services..           914          21.4%             -             -              -            -          914       21.4%
                      ------------------------------------------------------------------------------------------------------------
                          $61,582          14.4%       $ 2,151          1.3%         $8,335        20.7%      $72,068       11.3%
                      ============================================================================================================

                                                                      COMPARABLE
                      ------------------------------------------------------------------------------------------------------------
                         NORTH           % OF                        % OF          OTHER         % OF                     % OF
                        AMERICA         REVENUE        EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL      REVENUE
                      ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.........      $270,413          65.6%      $159,742         96.3%         $4,288        23.9%     $434,443       72.9%
   Cemetery........       141,940          34.4%         6,204          3.7%         13,676        76.1%      161,820       27.1%
                      ------------ -------------- ------------- ------------- -------------- ------------ ------------ -----------
                         $412,353         100.0%      $165,946        100.0%        $17,964       100.0%     $596,263      100.0%
                      ============================================================================================================

Gross profit and
margin percentage:

   Funeral.........       $44,724          16.5%       $ 1,004          0.6%          $ 647        15.1%      $46,375       10.7%
   Cemetery........        16,355          11.5%           624         10.1%          2,575        18.8%       19,554       12.1%
                      ------------------------------------------------------------------------------------------------------------
                          $61,079          14.8%       $ 1,628          1.0%         $3,222        17.9%      $65,929       11.1%
                      ============================================================================================================

The following factors contributed to the results for the second quarter of 2001.

  o Funeral services performed by the Company's worldwide comparable funeral service locations were 3.4% above comparable funeral services in the second quarter of 2000 while total funeral services performed were 1.6% below the same period in the prior year due primarily to the disposition of Australia in the second quarter of 2001.

  o Total cemetery revenue stabilized during the second quarter of 2001 and on a comparable basis experienced an increase in revenue and gross margin as a result of the continued focus on enhancing cash flow. As a result of this focus, the Company's sales mix is shifting toward more cash flow positive sales, such as heritage cemetery property sales, which can also be recognized as revenue under accounting rules after the implementation of SAB No. 101.

  o The Company experienced a negative effect of foreign currency translations of approximately $14,000 on revenues and approximately $2,000 on gross profits primarily as a result of the weakened Euro relative to the U.S. dollar in the second quarter of 2001 compared to the second quarter of 2000.

Funeral

The increase in comparable North America funeral revenues was primarily the result of a 3.1% increase in the volume of funeral services performed coupled with a 1.2% increase in the average revenue per funeral service. In the second quarter of 2001, comparable North America volume increased to 71,873 cases compared to 69,737 cases in the second quarter of 2000. The comparable average revenue per funeral service increased to $3,923 in the second quarter of 2001 from $3,878 in the same period prior year primarily as a result of the continued implementation of the Company's revenue growth initiatives, such as Dignity Memorial(TM) packaged funeral plans as well as a focus on training the Company's funeral service personnel in customer satisfaction initiatives. As a result of increased revenue and positive effects of the Company's cost rationalization programs, the Company also experienced an increase in comparable North America funeral gross profit and margin percentage.

     Comparable European funeral revenues experienced a decline in the second quarter of 2001 compared to the second quarter of 2000 as a result of the negative effect of foreign currency translation primarily related to the Euro. Despite an increase in volume of 3.8% to 62,164 cases in the second quarter of 2001 from 59,876 cases in the second quarter of 2000, comparable funeral revenue was impacted $11,200 by the negative effect of the weakening of the Euro against the U. S. dollar. Comparable gross profit and margin percentage in the European operations improved as a result of cost rationalization programs as well as increases in funeral services performed and higher average revenue per funeral service.

Cemetery

The Company is continuing actions initiated in 2000 to enhance cash flows of North America cemetery operations. Actions include adjustments to cemetery compensation plans and concentration on sales of deliverable cemetery property and merchandise, as defined by applicable state trusting laws. The sale of deliverable cemetery property and merchandise generally allows for revenue recognition under the Company's cemetery accounting policies. As a result of the above focus, the Company's sales mix is shifting, causing an increase in revenue in the second quarter of 2001 compared to the same period of 2000. Comparable North America gross profit and margin percentage has also been positively impacted by the above mentioned increases in revenue coupled with the reduction in costs as a result of changes in cemetery compensation plans.

Other Income and Expenses

General and administrative expenses decreased $1,311 to $18,423 in the second quarter of 2001 compared to the second quarter of 2000. The decrease was related to the anticipated reduction in costs after the Company implemented its North America proprietary point of sale system and to the completion of the initial rollout of the Company's Central Processing Centers in its North American operating clusters. Expressed as a percentage of revenue from continuing operations, general and administrative expenses were 3.0% for the three months ended June 30, 2001, compared to 3.1% for the comparable period in 2000.

     Interest expense decreased $19,413 or 26.4% to $54,152 in the second quarter of 2001 compared to the same period of 2000. The decrease in interest expense for the three months ended June 30, 2001 reflects the decline in the Company's long-term debt balance compared to the same period in 2000 as well as lower interest rates in the first quarter of 2001 compared to the first quarter of 2000. For the three months ended June 30, 2001, the average outstanding debt was $2,900,000 compared to the average outstanding debt for the three months ended June 30, 2000 of $3,840,000.

     Other income was $10,727 in the quarter ended June 30, 2001 compared to $7,647 in the same period of 2000. Other income primarily consists of income from notes receivable remaining subsequent to selling a portion of the portfolio of the Company's lending subsidiary in August 2000, equity from earnings of investments in certain companies, gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes (which are not included in the Company's restructuring and non-recurring charges) and prearranged funeral sales cash overrides received from the Company's formerly owned insurance operations (see note four to the consolidated financial statements in Item 1 of this Form 10-Q).

     Excluding the restructuring and non-recurring charges, the provision for income taxes reflects a 37.7% effective tax rate for the three months ended June 30, 2001 compared to a 41.0% effective benefit rate for the comparable period in 2000. The restructuring charge in the second quarter of 2001 is primarily related to the completion of the joint venture of the Company's Australian operations. The charge represented the earnings recognition of the cumulative foreign currency translation effect for the Australian operations previously included as a separate component of the Company's consolidated stockholders' equity. Because no tax benefit is associated with this charge, the final provision for income taxes reflects an unusually high effective tax rate in the second quarter of 2001. The benefit rate calculated in the second quarter of 2000 was the result of a reduction in the effective tax rate due to actual operating results on a year to date basis contributed by the international and domestic jurisdictions.

Cremations

There has been a growing trend over the last several years in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company. In North America, for the second quarter 2001, 37.3% of all funeral services performed by the Company were cremation cases, compared to 36.8% in the same period of 2000. The Company's strategy for cremation trends in North America is to continue the movement towards performing cremations with memorialization services as well as to offer enhanced and additional cremation products and services to North American cremation consumers. This is being accomplished through programs such as the Company's Dignity Memorial(TM) cremation memorialization packaged funeral plans, which offer the consumer a broad array of choices of products and services for memorialization. The Company also has plans to expand National Cremation(TM) Service, the Company owned largest single provider of cremation services in North America, from its existing base in fourteen states to eighteen states by the end of 2002.

Restructuring and Non-Recurring Charges

In the second quarter of 2001, the Company recorded a non-cash charge of $26,223 primarily related to the recognition into earnings of the cumulative foreign currency translation effect from the Australian operations, which was previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity (see note nine to the consolidated financial statements in Item 1 of this Form 10-Q).

                                                               SIX MONTHS ENDED JUNE 30, 2001
                                                         COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

                                                               SIX MONTHS ENDED JUNE 30, 2001
                                                                            TOTAL
                      ------------------------------------------------------------------------------------------------------------
                         NORTH           % OF                        % OF          OTHER         % OF                     % OF
                        AMERICA         REVENUE        EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL      REVENUE
                      ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.........      $601,521         66.1%     $325,259        96.6%         $20,408        40.4%      $ 947,188       73.1%
   Cemetery........       307,855         33.9%       11,284         3.4%          30,160        59.6%        349,299       26.9%
                      ------------------------------------------------------------------------------------------------------------
                         $909,376        100.0%     $336,543       100.0%         $50,568       100.0%     $1,296,487      100.0%
                      ============================================================================================================

Gross profit and
margin percentage:
   Funeral.........      $119,050         19.8%      $26,691         8.2%          $1,056         5.2%      $ 146,797       15.5%
   Cemetery........        43,152         14.0%        3,108        27.5%           4,401        14.6%         50,661       14.5%
                      ------------------------------------------------------------------------------------------------------------
                         $162,202         17.8%      $29,799         8.9%          $5,457        10.8%      $ 197,458       15.2%
                      ============================================================================================================

                                                                          COMPARABLE
                      ------------------------------------------------------------------------------------------------------------
                         NORTH           % OF                        % OF          OTHER         % OF                     % OF
                        AMERICA         REVENUE        EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL      REVENUE
                      ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.........      $588,707        66.1%      $325,055        96.6%          $7,034        23.0%      $ 920,796       73.2%
   Cemetery........       302,577        33.9%        11,284         3.4%          23,549        77.0%        337,410       26.8%
                      ------------------------------------------------------------------------------------------------------------
                         $891,284       100.0%      $336,339       100.0%         $30,583       100.0%     $1,258,206      100.0%
                      ============================================================================================================
Gross profit and
margin percentage:
   Funeral.........      $119,414        20.3%       $26,626         8.2%           $ 587         8.3%      $ 146,627       15.9%
   Cemetery........        42,302        14.0%         3,108        27.5%           2,364        10.0%         47,774       14.2%
                      ------------------------------------------------------------------------------------------------------------
                         $161,716        18.1%       $29,734         8.8%          $2,951         9.6%      $ 194,401       15.5%
                      ============================================================================================================

                                                               SIX MONTHS ENDED JUNE 30, 2000
                                                                            TOTAL

                      ------------------------------------------------------------------------------------------------------------
                         NORTH           % OF                        % OF          OTHER         % OF                     % OF
                        AMERICA         REVENUE        EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL      REVENUE
                      ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.........      $602,451        69.0%      $357,068        96.0%         $33,213        44.0%      $ 992,732       75.2%
   Cemetery........       261,545        30.0%        14,856         4.0%          42,294        56.0%        318,695       24.1%
   Other Services..         8,611         1.0%             -            -               -            -          8,611        0.7%
                      ------------------------------------------------------------------------------------------------------------
                         $872,607       100.0%      $371,924       100.0%         $75,507       100.0%     $1,320,038      100.0%
                      ============================================================================================================
Gross profit and
margin percentage:
   Funeral.........      $123,600        20.5%       $28,065         7.9%          $3,283         9.9%      $ 154,948       15.6%
   Cemetery........        19,292         7.4%         3,434        23.1%           9,785        23.1%         32,511       10.2%
   Other Services..         1,674        19.4%             -            -               -            -          1,674       19.4%
                      ------------------------------------------------------------------------------------------------------------
                         $144,566        16.6%       $31,499         8.5%         $13,068        17.3%      $ 189,133       14.3%
                      ============================================================================================================

                                                                        COMPARABLE
                      ------------------------------------------------------------------------------------------------------------
                         NORTH           % OF                        % OF          OTHER         % OF                     % OF
                        AMERICA         REVENUE        EUROPE      REVENUE        FOREIGN       REVENUE       TOTAL      REVENUE
                      ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.........      $584,160        69.4%      $351,306        95.9%          $7,701        22.3%      $ 943,167       75.9%
   Cemetery........       257,670        30.6%        14,856         4.1%          26,865        77.7%        299,391       24.1%
                      ------------------------------------------------------------------------------------------------------------
                         $841,830       100.0%      $366,162       100.0%         $34,566       100.0%     $1,242,558      100.0%
                      ============================================================================================================
Gross profit and
margin percentage:
   Funeral.........      $123,929        21.2%       $26,487         7.5%           $ 740         9.6%      $ 151,156       16.0%
   Cemetery.......         18,609         7.2%         3,434        23.1%           4,133        15.4%         26,176        8.7%
                      ------------------------------------------------------------------------------------------------------------
                         $142,538        16.9%      $ 29,921         8.2%          $4,873        14.1%      $ 177,332       14.3%
                      ============================================================================================================

Funeral

For the six months ended June 30, 2001, comparable funeral revenues decreased 2.4% to $920,796 while comparable gross profit declined 3.0% to $146,627. These decreases are primarily attributed to a decrease in funeral services performed in the first quarter of 2001 coupled with the negative effect of foreign currency translation.

     Comparable North America funeral revenues increased 0.8% to $588,707 in the six months ended June 30, 2001 due to an increase in the average revenue per funeral service despite less funeral services performed during this period. Comparable volume declined 1.2% to 150,040 cases while the average revenue per funeral service for comparable sales increased 2.0% to $3,924 during the first six months of 2001.

     Comparable European funeral revenue decreased 7.5% to $325,055 due to the negative effect of foreign currency translation and a decrease in deaths in the first six months of 2001 compared to 2000. The negative effect of foreign currency impacted comparable European funeral revenues approximately $24,000 in the first six months of 2001. This coupled with a 6.3% decline in volume to 131,050 accounts for the remaining change in comparable European funeral revenue. Comparable European gross profit improved slightly during the first six months of 2001 compared to the same period in 2000 as a result of positive effects of the Company's cost rationalization programs.

     Other Foreign comparable revenues and gross profit declined as a result of 2.3% lower volume in the Company's South America operations.

Cemetery

Comparable cemetery revenues increased 12.7% to $337,410 and gross profit increased 82.5% to $47,774 in the first six months of 2001 compared to 2000 primarily related to increased revenue and gross profit in the Company's North America operations. Comparable North America cemetery revenues increased 17.4% to $302,577 while gross profit increased 127.3% to $42,302 in the first six months of 2001. The Company is continuing actions initiated in 2000 to enhance cash flows from cemetery operations. Such initiatives include adjustments to cemetery compensation plans and concentration on sales of cemetery property and merchandise that can be delivered, as defined by applicable state trusting laws. The sale of deliverable cemetery property and merchandise generally allows for revenue recognition under the Company's cemetery accounting policies. As a result, the Company has experienced increased revenue in the first six months of 2001 compared to the same period of 2000.

     The decline in Other Foreign comparable cemetery revenue is the result of reduced preneed cemetery sales activities as a result of the current instability of the economy of Argentina.

Other Income and Expenses

General and administrative expenses decreased $3,445 to $36,402 in the first six months of 2001 compared to the first six months of 2000. The decrease relates to the reduction in costs after the Company implemented its North America proprietary point of sale system in 2000 as well as completing the initial rollout of the Company's Central Processing Centers in its North America operating clusters. Expressed as a percentage of revenue from continuing operations, general and administrative expenses were 2.8% and 3.0% for the six months ended 2001 and 2000, respectively.

     Interest expense decreased $28,156 or 19.7% to $114,958 in the first six months of 2001 compared to the same period in 2000. The decrease in interest expense is related to the decline in the Company's long-term debt balance in 2001 compared to 2000 as well as lower interest rates in the six months ended June 30, 2001 compared to the same period prior year. For the six months ended June 30, 2001, the average outstanding debt was $3,050,000 compared to the average outstanding debt for the six months ended June 30, 2000 of $3,900,000.

     Other Income was $13,681 in the six months ended June 30, 2001 compared to $11,453 in the same period of 2000. Other income primarily consists of income from notes receivable remaining subsequent to selling a portion of the portfolio of the Company's lending subsidiary in August 2000, equity from earnings of investments in certain companies, gains and losses from the sales of businesses that are disposed of for strategic or government mandated purposes (which are not included in the Company's restructuring and non-recurring charges) and prearranged funeral sales cash overrides received from the Company's formerly owned insurance operations (see note four to the consolidated financial statements in Item 1 of this Form 10-Q).

     The provision for income taxes before restructuring and non-recurring charges reflects an effective tax rate of 38.4% for the six months ended June 30, 2001 compared to an effective tax rate of 26.7% for the comparable period in 2000. The increase in the effective tax rate in the first six months of 2001 is the result of a higher percentage of the Company's operating results being contributed by North America, which carries a higher effective tax rate than the Company's international jurisdictions. Included in restructuring and non-recurring charges in the current year is an impairment charge as a result of the Company completing the joint venture of its Australian operations. Because the effective benefit associated with the restructuring and non-recurring charges is 13.9% and therefore lower than the current tax expense on continuing operations, the consolidated effective tax rate is 186.0%. Similarly in the prior year, a restructuring and non-recurring charge of $13,281 was recorded with a tax benefit of 36.5%. As a result, the consolidated effective tax rate is 3.5% in the six months ended June 30, 2000.

Restructuring and Non-Recurring Charges

The Company recorded a non-cash charge of $51,246 primarily related to the joint venturing of its Australian operations. An impairment charge totaling $30,338 was recorded as a result of joint venturing its Australia operations. Further, the Company recognized into earnings $20,830 relating to the cumulative foreign currency translation effect from the Australian operations, which was previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity (see note nine to the consolidated financial statements in Item 1 of this Form 10-Q).

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

     The Company's progress towards its cash flow targets is as follows:

                                                             Six Months Ended       2001 Benchmarks and
                                                                June 30, 2001        Run Rate Targets       2002 Run Rate Targets
                                                             --------------------------------------------------------------------
Consolidated cash flow provided by operating activities....       $272,355
Payments on restructuring charges..........................         13,412
                                                                  --------
       Adjusted cash flow from operating activities........        285,767
Capital expenditures.................................              (36,547)
                                                                  --------
       TOTAL OPERATING FREE CASH FLOW......................        249,220          $200,000 to $250,000
       Less:  Non-recurring receipts of funds, net.........       (130,693)
                                                                  --------
       RECURRING OPERATING FREE CASH FLOW..................       $118,527          $100,000 to $150,000     $200,000 to $250,000
                                                                  ========
Estimated after tax proceeds from sales of assets and
     non-core businesses...................................       $165,152          $200,000 to $500,000
                                                                  ========          ====================
       Total cash flow available...........................       $414,372          $400,000 to $750,000
                                                                  ========          ====================

The net non-recurring receipts of funds totaling $130,693 relates primarily to certain income tax refunds and from the collection of receivables due to the Company from funeral and cemetery trust funds. The Company continues to implement initiatives in 2001 to increase its recurring operating free cash flow from 2000 levels. These cash flow initiatives are categorized as (i) revenue growth initiatives, (ii) working capital improvement, (iii) cost reduction initiatives, (iv) asset redeployment and (v) enhanced funeral and cemetery trust administration and management. The Company is currently in various stages of executing the above cash flow initiatives and, along with other cash flow initiatives currently under development, expects recurring operating free cash flow to have a run rate between $100,000 to $150,000 by the end of 2001 and to have a run rate between $200,000 to $250,000 by the end of 2002.

     The Company's total debt at June 30, 2001 was $2,776,443, representing a decrease in total debt of $514,854 since December 31, 2000. Since September 30, 1999, the peak level of Company debt, the Company has reduced its debt by $1,423,580 or 33.9%. Subsequent to June 30, 2001, the Company announced the joint venture of its Spanish and Portuguese operations resulting in approximately $93,100 of net after tax cash proceeds and the sale of its Norwegian operations resulting in approximately $13,100 of net after tax cash proceeds. Additionally, the Company entered into a definitive agreement to sell its funeral operations in The Netherlands for approximately $18,500 of net after tax cash proceeds. When these transactions are complete, the Company expects its total debt to be approximately $2,650,000.

     Of the Company's total debt at June 30, 2001 of $2,776,443, debt of $305,238 is related to the Company's primary bank credit agreements maturing in June 2002. These credit agreements provide for total borrowings up to $897,851 as of June 30, 2001 and consist of two committed facilities - a 2-year term loan and a 5-year, multi-currency revolving facility, both due in June 2002. These credit agreements were amended effective November 2000. Significant terms of the amendments include certain agreements made by the Company to reduce commitment amounts on the credit facilities based upon net cash proceeds generated from joint venture and asset sale transactions closed after November 2000; changes to definitions and calculations of financial covenants related to a maximum debt-to-capitalization ratio, a minimum interest coverage ratio and a minimum net worth requirement; limits on the amount of Company assets that could be joint ventured or sold; and certain restrictions on future acquisition activity without lender approval. Under the terms of the amended credit agreements, the covenants will continue to be calculated using ongoing financial results prior to applying the provisions of SAB No. 101. At June 30, 2001, the Company was in compliance with the above mentioned covenants.

     As mentioned above, the Company's total debt balance after the completion of the recent joint venture and sales of certain European operations is expected to be approximately $2,650,000. Approximately $320,000 of the total $2,650,000 will be classified as current maturities of long-term debt. With non-recurring receipts of funds expected in the second half of 2001 and in 2002, improvements in recurring operating free cash flow described earlier, proceeds expected from sales of certain funeral and cemetery operations in North America and possible proceeds from additional joint venture programs primarily with the Company's international operations, the Company believes funds will be available to reduce these current maturities due in 2002 to a level allowing for the refinancing of remaining balances outstanding, if any.

EBITDA

The Company reported EBITDA from continuing operations before restructuring and non-recurring charges for the three months ended June 30, 2001 and 2000 of $128,804 and $118,666, respectively. For the six months ended June 30, 2001 and 2000, the Company reported EBITDA before restructuring and non-recurring charges of $274,939 and $277,585, respectively. EBITDA was calculated by adding depreciation and amortization expense and interest expense to the Company's income from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting changes.

Financial Assurances

In support of the Company's operations, the Company has entered into arrangements with certain insurance companies whereby such insurance companies agree to issue surety bonds on behalf of the Company, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations that such surety bonds support are recorded in the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The total surety bonds outstanding as of June 30, 2001 and December 31, 2000 was $270,508 and $215,350, respectively.

Sources and Uses of Cash

Net cash provided by operating activities was $272,355 for the six months ended June 30, 2001 compared to $195,055 for the same period of 2000. Included in the $195,055 for the six months ended June 30, 2000 is $92,269 of net cash provided by discontinued operations. From continuing operations, net cash provided by operating activities was $102,786 for the six months ended June 30, 2000. The Company received funds of approximately $33,000 and $81,500 in the first half of 2001 and 2000, respectively, relating to the collection of receivables from certain funeral and cemetery trust funds which are included in net cash provided by continuing operations. Excluding these receipts of funds, net cash provided by continuing operations increased by $218,069 primarily as a result of approximately $116,000 of cash received from certain income tax refunds, less cash taxes paid, increases in funds received from the Company's surety bonding programs for prearranged funeral and preneed cemetery activities and from general increases in the Company's cash flows generated from its funeral and cemetery operations as a result of the Company's current cash flow initiatives.

     Net cash provided by investing activities was $106,588 for the six months ended June 30, 2001 compared to net cash used in investing activities of $102,595 for the same period of 2000. Included in the $102,595 in the first half of 2000 is $82,022 of net cash used in investing activities by discontinued operations. Net cash used in investing activities from continuing operations was $20,573 for the six months ended June 30, 2000. The increase of $127,161 in net cash provided by investing activities from continuing operations in the first six months of 2001 compared to the same period of 2000 is primarily related to an increase of $18,650 in proceeds received from sales of property and equipment and from $106,900 of pretax proceeds received in the completion of the joint venture of the Company's Australian operations in May 2001.

     Net cash used in financing activities was $370,142 for the six months ended June 30, 2001 compared $107,159 for the same period of 2000. Included in the $107,159 is a source of cash of $143,498 related to the cross-currency components of certain swaps the Company terminated in the first quarter of 2000. Excluding the $143,498 source of cash, net cash used in financing activities was $250,657 for the six months ended June 30, 2000. The increase of $119,485 in net cash used in financing activities in the first half of 2001 compared to the same period of 2000 is due to a greater reduction in the Company's debt achieved in the first half of 2001 compared to the first half of 2000. The Company primarily used funds from certain income tax refunds, collection of receipts from funeral and cemetery trust funds, proceeds from sales or property and equipment, proceeds from the completion of the joint venture of the Company's Australian operations and its cash flow from operations to reduce its debt in the first half of 2001.

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

     Funeral revenues are recognized on prearranged funeral contracts at the time the funeral services are performed. Realized trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues. The Company's trust fund investment program targets a return in excess of the amount necessary to cover future increases in the cost of providing price guaranteed funeral services as well as any selling costs. This is accomplished by allocating the portfolio mix to investments that match the anticipated maturity of the contracts. Direct costs incurred with the sale of prearranged funeral contracts are a current use of cash which is partially offset with cash retained, pursuant to state laws, from amounts trusted and certain general agency commissions earned by the Company for sales of insurance products. Net obtaining costs incurred pursuant to the sales of prearrangements are included in Deferred charges and other assets. These obtaining costs, which include sales commissions and certain other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral business, are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contract portfolio. Previous to the implementation of SAB No. 101, deferred obtaining costs included variable and fixed direct costs as well as direct marketing costs.

     Pursuant to the implementation of SAB No. 101 in 2000, the Company changed its accounting policies regarding the manner in which it records preneed cemetery sales activities. As discussed in note three to the consolidated financial statements in Item 1 of this Form 10-Q, the Company defers revenues and all costs associated with certain preneed cemetery sales activities until cemetery burial property is constructed and meets the criteria of SFAS No. 66, merchandise is delivered or services are performed. Amounts held in cemetery merchandise and services trusts are included in Long-term receivables, at cost. As a result of implementing SAB No. 101, all realized investment earnings related to these cemetery merchandise and services trust funds are deferred until the associated merchandise is delivered or services are performed.

     The Company remains committed to prearrangement programs with consumers for funeral and cemetery products and services as the Company believes these programs can increase future market share in its funeral service and cemetery markets. During 2000, the Company restructured its prearranged organization and compensation plans to improve the cash flows from the Company's prearrangement activities. Such initiatives include (i) funding the majority of prearranged funeral contracts through insurance sources creating general agency revenue and cash overrides and (ii) introducing direct-to-consumer prearranged marketing in North America to open new marketing channels and expand the scope of the Company's prearrangement activities. At June 30, 2001, the Company had deferred revenues of $6,243,408, of which $4,423,332 is Deferred prearranged funeral contract revenues and $1,820,076 is Deferred preneed cemetery contract revenues, to be recognized as revenue in future periods. For the six months ended June 30, 2001 and 2000, the percentage of North American funeral services performed which were previously prearranged was 29.7% and 28.1%, respectively, and is expected to increase over time. Net prearranged funeral sales were approximately $270,000 for the six months ended June 30, 2001 compared to $295,000 for the six months ended June 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes one method - the purchase method - for accounting for such transactions. SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the provisions, goodwill will no longer be amortized, but will be tested for impairment annually. Currently, the Company has $2,020,504 in goodwill presented as Names and reputations in the Company's consolidated balance sheet. Amortization of goodwill will continue to be amortized through December 31, 2001 and was $31,086 and $32,861 for the six months ended June 30, 2001 and 2000, respectively. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. The adoption of SFAS No. 142 may result in a non-cash charge that could have a significant effect on the Company's financial condition and results of operations. The Company is required to adopt SFAS No. 141 for any acquisitions subsequent to June 30, 2001 and to adopt SFAS No. 142 during the first quarter of the year ending December 31, 2002.

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

     In 2000, the Company implemented SAB No. 101 which changes the Company's accounting policies regarding the manner in which the Company records preneed sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. As a result of the required change, the Company recognized a cumulative effect of a change in accounting principle, effective January 1, 2000, of $909,315 (net of a $552,491 tax benefit), or $3.34 per diluted share.

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

3) The Company's ability to successfully implement its strategic plan as defined in the Company's Form 10-K as of December 31, 2000 and in this Form 10-Q, including the interest of third parties to purchase certain funeral and cemetery operations and to enter into and consummate alliances and joint ventures with the Company.

4) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as changes in local death rates, cremation rates, competitive pressures and local economic conditions.

5) The Company's ability to successfully implement ongoing cost reduction initiatives, as well as changes in domestic and international economic, political and/or regulatory environments, which could negatively effect the implementation of the Company's cost reduction initiatives.

6) Changes in domestic and international political and/or regulatory environments in which the Company operates, including tax and accounting policies.

7) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

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

     For further information regarding the Company's debt exposure see note six to the consolidated financial statements in Item 1 of this Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Previously Reported Litigation. The following discussion describes certain litigation as of August 13, 2001, which was previously reported:

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

     The Company and the Individual Defendants have filed a Motion to Dismiss the Consolidated Lawsuit; the plaintiffs have filed their Opposition to Defendants' Motion to Dismiss the Consolidated Lawsuit; and the Company and the Individual Defendants have filed a Reply to Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Lawsuit. The foregoing pleadings will be considered by Judge Hughes in due course. On April 4, 2001, Judge Hughes scheduled a meeting between the parties and the insurers to discuss possible resolution of the case and to exchange information on each sides' position. The meeting was held and the parties reported at a status conference on August 3, 2001 to Judge Hughes that they did not resolve the case. The Court indicated that it would consider the pending motion to dismiss after allowing the parties to supplement their briefs.

     Copies of the complaint in the Consolidated Lawsuit and the pleadings that have been filed in response thereto and that are referred to herein are filed as exhibits to this Quarterly Report on Form 10-Q.

     Cause No. 32548-99-11, James P. Hunter, III et al v. Service Corporation International et al; In the _________ Judicial District Court of Angelina County, Texas. On November 10, 1999, James P. Hunter, III and a related family trust filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (Hunter Litigation). The plaintiffs allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hunter Litigation denying the plaintiffs' allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Hunter Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.

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

     The Company and the other defendants moved to compel arbitration and stay proceedings. On May 7, 2001, the presiding judge entered an order denying the request to compel arbitration of the Company and the Individual Defendants. In June 2001, the Court entered orders dismissing two officers, an employee of the Company and PricewaterhouseCoopers LLP from the case. The Company and the remaining defendants appealed the denial of their request for arbitration to the Texas Court of Appeals in Beaumont, but the appeal was denied on June 29, 2001. On July 19, 2001, the Company appealed this decision to the Texas Supreme Court. On August 13, 2001 Plaintiffs filed their response.

     A copy of the Plaintiff's Original Petition in the Hunter Litigation and the defendants' original answer in that proceeding are filed as exhibits to this Quarterly Report on Form 10-Q.

     Cause No. 31,820-99-2; Charles Fredrick v. Service Corp. International; In the ___________ Judicial District Court of Angelina County, Texas (Fredrick Litigation). This additional securities fraud case has been brought against the Company by a former shareholder of ECI alleging causes of action exclusively under Texas statutory and common law. The Company has filed an answer denying plaintiff's allegations. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Fredrick Litigation do not provide a basis for the recovery of damages. The Company intends to vigorously defend this litigation.

     Cause No. 33701-01-01; Jack D. Rottman v. Service Corporation International, et al; In the ___________ Judicial District Court of Angelina County, Texas. On December 28, 2000, Jack Rottman filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company, and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Angelina County, Texas (Rottman Litigation). The plaintiff, a former officer of ECI, alleges, among other things, violations of Texas securities law and statutory and common law fraud, and seeks unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Rottman Litigation denying the plaintiff's allegations. The Company and other defendants moved to compel arbitration of this case. The court has not yet ruled on these motions. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Rottman Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation.

     A copy of the Plaintiff's Original Petition in the Rottman Litigation and the Defendants' original answer in that proceeding are filed as exhibits to this Quarterly Report on Form 10-Q.

     Cause No. 2000-63917; Jack T. Hammer v. Service Corporation International, et al; In the 165th Judicial District Court of Harris County, Texas. On December 15, 2000, Jack T. Hammer filed a lawsuit against the Company, the Individual Defendants, two other officers, an employee of the Company, and PricewaterhouseCoopers LLP, the Company's independent accountants, in state District Court in Harris County, Texas (Hammer Litigation). The plaintiff, a former director of ECI, alleges, among other things, violations of Texas securities law and statutory and common law fraud, and seeks unspecified compensatory and exemplary damages. The Company and the other defendants filed an answer in the Hammer Litigation denying the plaintiff's allegations. Since the litigation is in its very preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Hammer Litigation, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation. The trial court issued an order setting the matter for trial on November 19, 2001.

     A copy of the Plaintiff's Original Petition in the Hammer Litigation and the Defendants' original answer in that proceeding are filed as exhibits to the Quarterly Report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 2001, the Company held its annual meeting of shareholders and elected three directors. The shares voting on the director nominees were cast as follows:

                                                     Abstentions or
          Nominee                  Votes for         votes withheld
----------------------------    ----------------    ------------------
B. D. Hunter...............       233,597,454           8,168,402
Victor L. Lund.............       234,437,601           7,328,255
John W. Mecom, Jr..........       234,384,439           7,381,417

     In addition, the shareholders approved the Company's 2001 Stock Plan for Non-Employee Directors and Director Fee Plan, which plans are described in the Company's proxy statement dated April 13, 2001. The shares voting were cast as follows:

                                                                                                  Abstentions or        Broker
                      Proposal                               Votes for        Votes against       votes withheld       non-votes
------------------------------------------------------     --------------    ----------------    -----------------    ------------
2001 Stock Plan for Non-Employee Directors..........        226,328,499        13,585,016            1,852,340             0
Director Fee Plan....................................       230,248,850        10,559,565              957,441             0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

             12.1 Ratio of earnings to fixed charges for the six months ended June 30, 2001 and 2000.

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

             99.8 Plaintiff's Original Petition filed December 28, 2000 in Cause No. 33701-01-01, Jack D. Rottman vs. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James
                     M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the __ Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.16 to Form 10-K for the fiscal year ended December 31, 2000).

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

       (b)   Reports on Form 8-K

             During the quarter ended June 30, 2001, the Company filed a report on Form 8-K dated June 27, 2001 reporting (i) under "Item 5. Other Events" that, among other things, the Company entered into a Purchase Agreement with underwriters for the public offering of the Company's 6 3/4% Convertible Subordinated Notes due 2008, and (ii) under "Item 7. Financial Statements and Exhibits" certain exhibits related to said public offering.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001                             SERVICE CORPORATION INTERNATIONAL

                                            By: /s/ Jeffrey E. Curtiss
                                               ---------------------------------
                                               Jeffrey E. Curtiss
                                               Senior Vice President
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER                DESCRIPTION
            -------               -----------

             12.1 Ratio of earnings to fixed charges for the six months ended June 30, 2001 and 2000.

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

             99.8 Plaintiff's Original Petition filed December 28, 2000 in Cause No. 33701-01-01, Jack D. Rottman vs. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James
                     M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the __ Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.16 to Form 10-K for the fiscal year ended December 31, 2000).

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