Form 10-Q
period 2001-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2001-11-14
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM______ TO______


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

The number of shares outstanding of the registrant's common stock as of November 9, 2001 was 291,691,481 (net of treasury shares).

                        SERVICE CORPORATION INTERNATIONAL



                                      INDEX

                                                                                                                            Page
Part I.  Financial Information
    Item 1.  Financial Statements
         Consolidated Statement of Operations -
            Three and Nine Months Ended September 30, 2001 and 2000                                                            3

         Consolidated Balance Sheet -
            September 30, 2001 and December 31, 2000                                                                           4

         Consolidated Statement of Cash Flows -
            Nine Months Ended September 30, 2001 and 2000                                                                      5

         Consolidated Statement of Stockholders' Equity -
            Nine Months Ended September 30, 2001                                                                               6

         Notes to Consolidated Financial Statements                                                                       7 - 15

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       15 - 31

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                       31


Part II. Other Information

    Item 1.  Legal Proceedings                                                                                           31 - 32

    Item 6.  Exhibits and Reports on Form 8-K                                                                            32 - 33

    Signature                                                                                                                 34

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        Three months ended                 Nine months ended
                                                                           September 30,                     September 30,
(In thousands, except per share amounts)                               2001            2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenues.........................................................     $ 582,979        $615,703        $1,879,466        $1,935,741
Costs and expenses................................................     (515,960)       (543,841)       (1,614,989)       (1,674,746)
                                                                    ------------    ------------    --------------    -------------
Gross profit......................................................       67,019          71,862           264,477           260,995

General and administrative expenses...............................      (17,049)        (20,185)          (53,451)          (60,031)
Restructuring and non-recurring charges...........................       (6,185)              -           (57,431)          (13,281)
                                                                    ------------    ------------    --------------    -------------
Operating income..................................................       43,785          51,677           153,595           187,683

Interest expense..................................................      (49,432)        (73,256)         (164,390)         (216,370)
Other income......................................................        4,967           6,068            12,648            11,902
Gains from dispositions...........................................        5,543             141            11,543             5,759
                                                                    ------------    ------------    --------------    -------------
                                                                        (38,922)        (67,047)         (140,199)         (198,709)
                                                                    ------------    ------------    --------------    -------------
Income (loss) from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting
   changes........................................................        4,863         (15,370)           13,396           (11,026)
(Provision) benefit for income taxes..............................         (681)          4,524           (16,551)            4,674
                                                                    ------------    ------------    --------------    -------------
Income (loss) from continuing operations before extraordinary
   gains and cumulative effect of accounting changes..............        4,182         (10,846)           (3,155)           (6,352)

Income from discontinued operations (net of income taxes of
   $3,257 and $10,825, respectively)..............................            -           4,953                 -            15,716
Loss on disposal of discontinued operations (net of income taxes
   of $73,839)....................................................            -         (43,733)                -           (43,733)
Extraordinary gains on early extinguishments of debt (net of
   income taxes of $63, $3,015 and $12,630, respectively).........           99               -             4,717            21,973
Cumulative effect of accounting changes (net of income taxes of
   $5,318 and $552,491, respectively).............................            -               -            (7,601)         (909,315)
                                                                    ------------    ------------    -------------     -------------
          Net income (loss).......................................    $   4,281        $(49,626)       $   (6,039)       $ (921,711)
                                                                    ============    ============    =============     =============
Earnings (loss) per share:
     Basic:
         Income (loss) from continuing operations before
            extraordinary gains and cumulative effect of
            accounting changes.....................................   $     .02        $   (.04)       $     (.01)         $   (.02)
         Income from discontinued operations.......................           -             .02                 -               .06
         Loss on disposal of discontinued operations...............           -            (.16)                -              (.16)
         Extraordinary gains on early extinguishments of debt......         .00               -               .02               .08
         Cumulative effect of accounting changes...................           -               -              (.03)            (3.34)
                                                                    ------------    -----------     -------------     -------------
                   Net income (loss)...............................   $     .02        $   (.18)       $     (.02)         $  (3.38)
                                                                    ============    ============    ==============    =============
     Diluted:
         Income (loss) from continuing operations before
            extraordinary gains and cumulative effect of
            accounting changes.....................................   $     .02        $   (.04)       $     (.01)         $   (.02)
         Income from discontinued operations.......................           -             .02                 -               .06
         Loss on disposal of discontinued operations...............           -            (.16)                -              (.16)
         Extraordinary gains on early extinguishments of debt......         .00               -               .02               .08
         Cumulative effect of accounting changes...................           -               -              (.03)            (3.34)
                                                                    ------------    ------------    --------------    -------------
                   Net income (loss)...............................   $     .02        $   (.18)       $     (.02)         $  (3.38)
                                                                    ============    ============    =============     =============
Basic weighted average number of shares............................     290,258         272,210           282,916           272,122
                                                                    ============    ===========     =============     =============
Diluted weighted average number of shares..........................     293,763         272,210           282,916           272,122
                                                                    ============    ===========     =============     =============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                        September 30,      December 31,
(In thousands, except share amounts)                                                        2001               2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents......................................................  $       43,262     $       47,909
     Receivables, net of allowances.................................................         384,066            449,989
     Inventories....................................................................         178,580            170,056
     Other .........................................................................         110,351            239,345
                                                                                      ---------------    --------------
       Total current assets.........................................................         716,259            907,299
                                                                                      ---------------    --------------

Prearranged funeral contracts ......................................................       4,050,429          4,080,367
Long-term receivables, net of allowances ...........................................       1,308,503          1,329,375
Cemetery property, at cost..........................................................       1,945,430          2,026,484
Property, plant and equipment, at cost (net)........................................       1,478,955          1,675,263
Deferred charges and other assets...................................................         695,821            693,975
Names and reputations (net).........................................................       1,950,814          2,162,511
                                                                                      ---------------    --------------
                                                                                      $   12,146,211     $   12,875,274
                                                                                      ===============    ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities.......................................  $      458,249     $      501,355
     Current maturities of long-term debt...........................................         208,793            176,782
     Income taxes ..................................................................          50,433              6,143
                                                                                      ---------------    --------------
       Total current liabilities....................................................         717,475            684,280
                                                                                      ---------------    --------------

Long-term debt......................................................................       2,313,901          3,091,320
Deferred prearranged funeral contract revenues .....................................       4,537,578          4,537,669
Deferred preneed cemetery contract revenues.........................................       1,793,964          1,815,157
Deferred income taxes...............................................................         450,000            503,292
Other liabilities ..................................................................         193,810            267,735
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
       291,371,930 and 272,507,010, issued and outstanding
       (net of 2,502,190 treasury shares, at par)...................................         291,372            272,507
     Capital in excess of par value.................................................       2,242,694          2,156,824
     Accumulated deficit............................................................        (222,392)          (216,353)
     Accumulated other comprehensive loss...........................................        (172,191)          (237,157)
                                                                                      --------------     --------------
        Total stockholders' equity..................................................       2,139,483          1,975,821
                                                                                      ---------------    --------------
                                                                                      $   12,146,211     $   12,875,274
                                                                                      ===============    ==============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                      Nine months ended
                                                                                                        September 30,
(In thousands)                                                                                       2001           2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................................   $   (6,039)    $ (921,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Income from discontinued operations, net of taxes........................................            -        (15,716)
    Loss on disposal of discontinued operations, net of tax..................................            -         43,733
    Extraordinary gains on early extinguishments of debt, net of taxes.......................       (4,717)       (21,973)
    Cumulative effect of accounting changes, net of taxes....................................        7,601        909,315
    Depreciation and amortization............................................................      148,155        167,920
    Benefit for deferred income taxes........................................................      (36,307)       (31,613)
    Restructuring and non-recurring charges..................................................       57,431         13,281
    Payments on restructuring and non-recurring charges......................................      (18,895)       (41,020)
    Net effect of interest rate component of swap terminations...............................            -        (32,840)
    Gains from dispositions..................................................................      (11,543)        (5,759)
    Change in assets and liabilities, net of effects from acquisitions and dispositions:
      Decrease in receivables................................................................       43,004        130,055
      Decrease (increase) in other assets....................................................      111,954        (55,697)
      Decrease in payables and other liabilities ............................................      (11,944)       (57,134)
      Other..................................................................................        9,495         (9,211)
    Net effect of prearranged funeral production and maturities..............................       44,132         90,179
                                                                                                ----------     ----------
Net cash provided by continuing operations ..................................................      332,327        161,809
Net cash provided by discontinued operations ................................................            -        147,033
                                                                                                ----------     ----------
Net cash provided by operating activities ...................................................      332,327        308,842

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.....................................................................      (54,325)       (58,392)
    Proceeds from sales of property and equipment............................................       88,091         38,623
    Proceeds from completion of joint ventures and sales of equity investments...............      285,688        278,025
    Acquisitions, net of cash acquired.......................................................            -            800
    Proceeds from sale of loans by lending subsidiary........................................            -         84,803
    Loans issued by lending subsidiary.......................................................            -         (5,104)
    Principal payments received on loans issued by lending subsidiary........................            -         21,649
    Deposits of restricted funds, net........................................................      (20,073)       (32,155)
    Other....................................................................................       (1,007)           158
                                                                                                ----------     ----------
Net cash provided by continuing operations...................................................      298,374        328,407
Net cash used in discontinued operations.....................................................            -       (122,966)
                                                                                                ----------     ----------
Net cash provided by investing activities....................................................      298,374        205,441

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in borrowings under revolving credit agreements.............................     (656,426)      (427,540)
    Proceeds from long-term debt issued......................................................      345,000              -
    Payments of debt.........................................................................     (178,724)       (44,324)
    Early extinguishments of debt............................................................     (139,902)      (194,097)
    Net effect of cross-currency component of swap terminations..............................            -        143,498
    Bank overdrafts and other................................................................       (6,308)        (1,601)
                                                                                                ----------     ----------
Net cash used in financing activities........................................................     (636,360)      (524,064)
Effect of foreign currency...................................................................        1,012         (2,759)
                                                                                                ----------     ----------
Net decrease in cash and cash equivalents....................................................       (4,647)       (12,540)
Adjust for change in cash and cash equivalents associated with discontinued operations.......            -         (6,619)

Cash and cash equivalents of continuing operations at beginning of period....................       47,909         57,814
                                                                                                ----------     ----------
Cash and cash equivalents of continuing operations at end of period..........................   $   43,262     $   38,655
                                                                                                ==========     ==========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                Accumulated
                                                                Capital in                         other
                                                  Common          excess       Accumulated     comprehensive
(In thousands)                                     stock       of par value      deficit           loss              Total
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000..................  $272,507       $2,156,824     $ (216,353)       $   (237,157)      $1,975,821

Comprehensive income:
   Net loss...................................                                    (6,039)                              (6,039)

   Other comprehensive income:
      Foreign currency translation............                                                        25,976           25,976


      Reclassification adjustment for realized
        loss on foreign currency translation..                                                        38,990           38,990
                                                                                                ------------       ----------
           Total other comprehensive income...                                                                         64,966
                                                                                                                   ----------
    Comprehensive income......................                                                                         58,927
Common stock issued:
    Stock option exercises and stock grants...     1,597            7,551                                               9,148
    Contribution to employee 401(k)...........     1,824            7,014                                               8,838
    Debenture conversions.....................       244            5,284                                               5,528
    Debt extinguished using common stock......    15,200           66,021                                              81,221
                                                --------       ----------     ----------        -----------        ----------
Balance at September 30, 2001.................  $291,372       $2,242,694     $ (222,392)       $  (172,191)       $2,139,483
                                                ========       ==========     ==========        ===========        ==========

The Company's comprehensive loss for the nine months ended September 30, 2000 of $1,038,322 consisted of a net loss of $921,711, a foreign currency translation loss adjustment of $154,877, an unrealized loss on securities of $4,792, a reclassification adjustment for realized loss on securities of $27,014, and a reclassification adjustment for realized loss on foreign currency translation of $16,044.

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  NATURE OF OPERATIONS

Service Corporation International (the Company) is the largest provider of funeral and cemetery services in the world. At September 30, 2001, the Company operated 3,188 funeral service locations, 485 cemeteries and 178 crematoria located in 12 countries on four continents.

     The Company's funeral service locations and cemetery operations consist of funeral homes, cemeteries, crematoria and related businesses. Funeral service locations sell funeral related merchandise and provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, columbarium niches, lots, and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. The Company's cemeteries perform interment services and provide management and maintenance of cemetery grounds. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has 189 combination facilities in which a funeral service location is contained within a cemetery.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2000, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. Certain reclassifications have been made to the prior period to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows. The Company has restated prior periods to conform with the change in accounting policies as a result of implementing Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No.101) (see note three to the consolidated financial statements).

Use of Estimates in the Preparation of Financial Statements: Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

     The Company has $1,793,964 of deferred preneed cemetery contract revenues recognized on the consolidated balance sheet primarily relating to obligations to delivery cemetery merchandise and services to consumers at a future time (see note three to the consolidated financial statements). In connection with the Company's ongoing review of these obligations in order to collect funds due to the Company from the applicable cemetery trust funds, the Company recognized in the third quarter a change in estimate of approximately $30,000 or 1.7% in addition to the normal quarterly activity recognized in deferred preneed cemetery contract revenues. As part of its ongoing cash flow initiatives, the Company intends to continue the review of these obligations, however, the impact recognized in future periods will depend on the outcome of such reviews.

3.       ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes one method - the purchase method - for accounting for such transactions. SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new provision, goodwill will no longer be amortized, but will be tested for impairment annually. Currently, the Company has $1,950,814 in goodwill presented as Names and reputations in the Company's consolidated balance sheet. Amortization of goodwill will continue to be amortized through December 31, 2001 and was $45,315 and $49,002 for the nine months ended September 30, 2001 and 2000, respectively. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. The adoption of SFAS No. 142 is expected to result in a non-cash charge that could have a significant effect on the Company's consolidated balance sheet and consolidated statement of operations. The Company is required to adopt SFAS No. 141 for any acquisitions subsequent to June 30, 2001 and to adopt SFAS No. 142 during the first quarter of the year ending December 31, 2002.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new provision, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's consolidated balance sheet, consolidated statement of operations, or consolidated statement of cash flows. The Company is required to adopt
SFAS No. 143 during the first quarter of the year ending December 31, 2003.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses impairment or disposal of long-lived assets. The Company is currently assessing the impact of this statement on the Company's consolidated balance sheet and consolidated statement of operations, and does not believe it will have a significant impact on the consolidated statement of cash flows. The Company is required to adopt SFAS No. 144 during the first quarter of the year ending December 31, 2002.

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

Summary of operating results of discontinued operations.

                                                                               Three months ended          Nine months ended
                                                                               September 30, 2000          September 30, 2000
                                                                              ----------------------     -----------------------
     Revenue.............................................................                  $ 91,426                   $ 295,062
     Costs and expenses..................................................                   (83,216)                   (268,521)
                                                                              ---------------------      ----------------------
     Income from discontinued operations before income taxes.............                     8,210                      26,541
     Provision for income taxes..........................................                    (3,257)                    (10,825)
                                                                              ---------------------      ----------------------
     Income from discontinued operations.................................                  $  4,953                   $  15,716
                                                                              =====================      ======================

5.   DEBT

Debt consists of the following:

                                                                                September 30, 2001           December 31, 2000
                                                                               ----------------------    --------------------------
Bank revolving credit agreements..........................................                $  106,454                    $  789,750
6.75% notes due 2001......................................................                         -                       123,000
8.72% amortizing notes due 2002...........................................                    12,897                        39,149
8.375% notes due 2004.....................................................                    51,840                        51,840
7.375% notes due 2004.....................................................                   228,000                       250,000
6.0% notes due 2005.......................................................                   581,550                       591,550
7.2% notes due 2006.......................................................                   150,000                       150,000
6.875% notes due 2007.....................................................                   150,000                       150,000
6.5% notes due 2008.......................................................                   200,000                       200,000
6.75% convertible subordinated notes due 2008.............................                   345,000                             -
7.7% notes due 2009.......................................................                   200,000                       200,000
6.95% amortizing notes due 2010...........................................                    47,745                        49,202
7.875% debentures due 2013................................................                    55,627                        55,627
7.0% notes due 2015 (putable 2002)........................................                    74,125                       186,040
6.3% notes due 2020 (putable 2003)........................................                   251,284                       300,000
Medium-term notes, maturities through 2019, fixed average interest
 Rate of 9.67%............................................................                         -                        35,720
Convertible debentures, maturities through 2013, fixed interest rates
 From 4.75% to 5.5%, conversion prices from $11.25 to $50.00..............                    46,031                        49,213
Mortgage notes and other debt, maturities through 2050....................                    68,199                        86,219
Deferred losses on swap terminations and loan costs.......................                   (46,058)                      (39,208)
                                                                               ---------------------     -------------------------
     Total debt...........................................................                 2,522,694                     3,268,102
     Less current maturities..............................................                  (208,793)                     (176,782)
                                                                               ---------------------     -------------------------
            Total long-term debt..........................................                $2,313,901                    $3,091,320
                                                                               =====================     =========================

     The Company's consolidated debt had a weighted average interest rate of 6.64% at September 30, 2001 compared to 7.08% at December 31, 2000.

     The Company's primary bank revolving credit agreements consist of two committed facilities - a 2-year term loan and a 5-year, multi-currency revolver. As of September 30, 2001 and December 31, 2000, the 2-year term loan allows for borrowings up to $106,454 and $296,486, respectively, and the 5-year, multi-currency revolver, allows for borrowings up to $542,764 and $691,801, respectively. The 5-year, multi-currency facility provides for borrowings up to $500,000 in foreign currencies, of which $0 and $271,263 of the total borrowings were denominated in various foreign currencies at September 30, 2001 and December 31, 2000, respectively. Both of these facilities are primarily used for general corporate purposes and will mature in June 2002. All of the $106,454 outstanding at September 30, 2001 was borrowed on the 2-year term loan.

     The covenants associated with the revolving credit agreements will continue to be calculated using ongoing financial results prior to applying the provisions of SAB No. 101. Interest rates for these facilities are based on various indices as determined by the Company. The weighted average interest rate on the two committed facilities was 4.27% and 7.95% at September 30, 2001 and December 31, 2000, respectively. For each facility, a fee is paid quarterly on the total commitment amount ranging from 0.25% to 0.50% based on the Company's senior debt ratings. The facility fee was 0.50% at September 30, 2001 and December 31, 2000.

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

     During the nine months ended September 30, 2001, the Company repurchased $35,720 of the Medium-term notes due through 2019 and $111,915 of the 7.00% senior notes due 2015 (putable 2002) in the open market. In addition, the Company exchanged 15,200 shares of its common stock for $48,716 of the 6.30% Senior Notes due 2020 (putable 2003), $22,000 of the 7.375% Senior Notes due 2004, $10,000 of the 6.00% Senior Notes due 2005 and $2,995 of other notes. As a result of these transactions, the Company recognized extraordinary gains on early extinguishments of debt totaling $4,717 (net of tax of $3,015).

     The Company had $88,826 and $68,753 at September 30, 2001 and December 31, 2000, respectively, deposited in interest bearing restricted accounts as security for various credit instruments, which is included in the consolidated balance sheet in Deferred charges and other assets. At September 30, 2001 approximately $23,856 was related to two embedded options associated with the Company's 6.30% notes due 2020 (putable 2003), $43,727 related to letters of credit and the remaining $21,243 was used to secure various other obligations.

6.   SEGMENT REPORTING

The Company's operations are both product and geographically based and the primary reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in all geographical regions. In 2000, the Company completed the sales of its wholly owned insurance operations. As such, these operations have been reported as discontinued operations (see note four to the consolidated financial statements). In 2001, the Company sold its operations in Netherlands, Norway and Belgium and completed joint ventures with its Australia, Spain and Portugal operations (see note eight to consolidated financial statements).

The Company's reportable segment information was as follows:

                                                                                                         Reportable
                                                                            Funeral          Cemetery     segments
--------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
   Three months ended September 30,
    2001..................................................                $  409,960         $173,019     $  582,979
    2000..................................................                $  445,520         $167,300     $  612,820
   Nine months ended September 30,
    2001..................................................                $1,357,148         $522,318     $1,879,466
    2000..................................................                $1,438,252         $485,995     $1,924,247
--------------------------------------------------------------------------------------------------------------------
Gross profit:
   Three months ended September 30,
    2001..................................................                $   40,939         $ 26,080     $   67,019
    2000..................................................                $   54,249         $ 16,992     $   71,241
   Nine months ended September 30,
    2001..................................................                $  187,736         $ 76,741     $  264,477
    2000..................................................                $  209,197         $ 49,503     $  258,700
--------------------------------------------------------------------------------------------------------------------

The following table reconciles gross profit from reportable segments to the Company's consolidated income (loss) from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting changes:

                                                                               Three months ended             Nine months ended
                                                                                 September 30,                  September 30,
                                                                              2001           2000           2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Gross profit from reportable segments...................................   $ 67,019        $ 71,241      $ 264,477       $  258,700
      Lending subsidiary operating income...............................          -             621              -            2,295
      General and administrative expenses...............................    (17,049)        (20,185)       (53,451)         (60,031)
      Restructuring and non-recurring charges (see note 8)..............     (6,185)              -        (57,431)         (13,281)
                                                                          ----------------------------------------------------------
Operating income........................................................     43,785          51,677        153,595          187,683
      Interest expense..................................................    (49,432)        (73,256)      (164,390)        (216,370)
      Other income......................................................      4,967           6,068         12,648           11,902
      Gains from dispositions...........................................      5,543             141         11,543            5,759
                                                                          ----------------------------------------------------------
Income (loss) from continuing operations before income taxes,
    extraordinary gains and cumulative effect of accounting changes.....   $  4,863        $(15,370)     $  13,396       $  (11,026)
                                                                          ==========================================================

 The Company's geographic segment information was as follows:

                                                                   North                        Other
                                                                  America        Europe        Foreign       Total
---------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended September 30,
     2001..................................................     $  419,905       $146,761     $ 16,313    $  582,979
     2000..................................................     $  426,166       $150,965     $ 38,572    $  615,703
     Nine months ended September 30,
     2001..................................................     $1,329,282       $483,304     $ 66,880    $1,879,466
     2000..................................................     $1,298,773       $522,889     $114,079    $1,935,741
--------------------------------------------------------------------------------------------------------------------
Operating income (loss):
     Three months ended September 30,
     2001..................................................     $   30,700       $ 10,631     $  2,454    $   43,785
     2000..................................................     $   39,914       $  3,354     $  8,409    $   51,677
     Nine months ended September 30,
     2001..................................................     $  157,392       $ 39,460     $(43,257)   $  153,595
     2000..................................................     $  132,906       $ 33,300     $ 21,477    $  187,683
--------------------------------------------------------------------------------------------------------------------
Depreciation and amortization :
     Three months ended September 30,
     2001..................................................     $   35,749       $ 10,386     $  1,818    $   47,953
     2000..................................................     $   39,929       $  7,351     $  3,794    $   51,074
     Nine months ended September 30,
     2001..................................................     $  108,877       $ 32,310     $  6,968    $  148,155
     2000..................................................     $  121,091       $ 36,124     $ 10,705    $  167,920
--------------------------------------------------------------------------------------------------------------------
Operating locations at September 30:
     2001..................................................          2,080          1,745           26         3,851
     2000..................................................          2,332          2,016          185         4,533
--------------------------------------------------------------------------------------------------------------------

Included in the North America figures above are the following United States amounts:

                                                              Three months ended                 Nine months ended
                                                                 September 30,                     September 30,
                                                               2001           2000               2001            2000
-------------------------------------------------------------------------------------------------------------------------
Revenues from external customers..........................   $ 401,429     $  407,632         $ 1,271,687     $ 1,238,500
Operating income..........................................   $  19,163     $   38,312         $   140,363     $   123,987
Depreciation and amortization.............................   $  34,152     $   38,100         $   103,670     $   115,505
Operating locations, at September 30,.....................                                          1,922           2,178
-------------------------------------------------------------------------------------------------------------------------

Included in the European figures above are the following French amounts:

                                                              Three months ended                 Nine months ended
                                                                 September 30,                     September 30,
                                                               2001           2000               2001            2000
-------------------------------------------------------------------------------------------------------------------------
Revenues from external customers..........................  $ 100,213      $  91,254          $ 308,841       $ 311,442
Operating income..........................................  $   8,439      $   1,647          $  17,685       $  10,427
Depreciation and amortization.............................  $   5,428      $   3,316          $  15,036       $  13,749
Operating locations, at September 30,.....................                                        1,143           1,226
-------------------------------------------------------------------------------------------------------------------------

7.        EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                          Three months ended               Nine months ended
                                                                             September 30,                   September 30,
                                                                         2001            2000             2001            2000
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations (numerator):
     Income (loss) from continuing operations before extraordinary
         gains and cumulative effect of accounting changes - basic    $  4,182        $(10,846)         $ (3,155)      $ (6,352)
     Income (loss) from continuing operations before extraordinary gains and cumulative effect of accounting changes -
         diluted................................................      $  4,182        $(10,846)         $ (3,155)      $ (6,352)
---------------------------------------------------------------------------------------------------------------------------------
Shares (denominator):
     Shares - basic.............................................       290,258         272,210           282,916        272,122
          Stock options and warrants............................         3,505               -                 -              -
                                                                      --------        --------          --------       --------
     Shares - diluted...........................................       293,763         272,210           282,916        272,122
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share from continuing operations before
extraordinary gains and cumulative effect of accounting changes:
     Basic......................................................       $   .02         $  (.04)          $  (.01)        $ (.02)
     Diluted....................................................       $   .02         $  (.04)          $  (.01)        $ (.02)
---------------------------------------------------------------------------------------------------------------------------------

8.       RESTRUCTURING AND NON-RECURRING CHARGES

The Company recorded restructuring and nonrecurring charges in the first quarter of 1999 (First Quarter 1999 Charge), the fourth quarter of 1999 (Fourth Quarter 1999 Charge), the fourth quarter of 2000 (Fourth Quarter 2000 Charge) and 2001 (2001 Charges).

     The First Quarter 1999 Charge totaled $89,884 relating to a cost rationalization program initiated in 1999. The remaining reserve relates to severance costs related to the executive contractual relationships will be paid out according to the terms of the respective agreements and will extend through 2005.

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

     Severance costs related to 316 former owners will continue to be paid by the Company pursuant to the terms of their contracts, the majority of which will be paid by 2007. The remaining severance costs are expected to be paid out through 2001. The severance costs associated with the executive officers will be paid in accordance with the terms of the respective agreements and will extend through 2005.

    The Fourth Quarter 2000 Charge totaled $447,491 and related to planned divestitures as a result of a North American facility review, the reduction of the carrying value of an equity investment in North America and certain additional changes to estimates in the Company's restructuring and non-recurring charges recorded in 1999.

     In 2001, the Company recognized impairment and non-recurring charges of $57,431. Of the total charge, $51,780 related to the joint venture of the Company's Australia operations; $26,519 related to the sales of the Company's operations in Netherlands, Norway and Belgium; offset by a $20,868 reduction related to changes in estimates to previously recorded charges of certain divested North American funeral homes and cemeteries and its equity investment in a Canadian funeral home and cemetery company. In connection with dispositions of the international operations discussed above, the Company received net pretax proceeds of approximately $148,807 and securities with a face value of $24,400, which includes a 20% equity interest in the Australia operations and a 12% subordinated convertible note. Included in the charges, the Company recognized $38,781 of the cumulative foreign currency translation effect into earnings, previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholder's equity. The changes in estimates of previously recorded charges is the result of better than anticipated market values when these previously impaired properties were sold. The Company will continue to make adjustments as actual divestitures are consummated or better estimates become available. The Company received pretax proceeds of approximately $35,799 related to the sale of its equity investment in a Canadian funeral home and cemetery company.

    In August 2001, the Company sold 85% of its operations in Spain and Portugal. In connection with this transaction, the Company received net pretax proceeds of approximately $101,082 and recorded a gain of $2,062 which is included in Gains from dispositions in the consolidated statement of operations. Included in the gain, the Company recognized $209 of the cumulative foreign currency translation effect into earnings, previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholder's equity.

The utilization of the various charges during the nine months ended September 30, 2001 was as follows:

                                                                                       Utilization for nine months
                                                                                        ended September 30, 2001
                                                                                      ------------------------------
                                       Original        Balance at      Additions or                                    Balance at
                                     charge amount    December 31,     adjustments                                    September 30,
                                                          2000         during 2001        Cash          Non-cash           2001
                                     -------------- ----------------- --------------- -------------- --------------- --------------
First Quarter 1999 Charge..........    $ 89,884         $ 6,210          $      -       $ 1,545        $   1,822          $ 2,843
Fourth Quarter 1999 Charge.........     272,544          86,959                 -        17,350            1,540           68,069
Fourth Quarter 2000 Charge.........     434,415               -           (20,868)            -          (20,868)               -
2001 Charges.......................      78,299               -            78,299             -           78,299                -
                                       --------         -------          --------       -------        ---------          -------
     Total.........................    $875,142         $93,169          $ 57,431       $18,895        $  60,793          $70,912
                                       ========         =======          ========       =======        =========          =======

Of the remaining total restructuring accrual balance, approximately $67,540 relates to severance costs, the majority of which will be paid out through 2007. In addition, of the $70,912 remaining in reserves, $36,547 is included in Accounts payable and accrued liabilities and $34,365 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments.

Summary operating results of the Company's divested international operations are as follows. Results of operations for Australia have been included through April 2001; Netherlands, Norway, Spain and Portugal through July 2001; and Belgium through September 2001.

                                                                                  AUSTRALIA
                                                      -------------------------------------------------------------------
                                                           Three months ended                  Nine months ended
                                                              September 30,                      September 30,
                                                         2001              2000              2001              2000
                                                      ------------     -------------    ---------------    --------------
Revenues:
    Funeral......................................          $    -           $13,728            $13,375           $39,240
    Cemetery.....................................               -             6,637              6,610            22,066
                                                      ------------     -------------    ---------------    --------------
                                                           $    -           $20,365            $19,985           $61,306
                                                      ============     =============    ===============    ==============
Operating Income (excluding restructuring and
non-recurring charges)
    Funeral......................................          $    -           $ 2,657            $   469           $ 5,200
    Cemetery.....................................               -             2,650              2,037             8,302
                                                      ------------     -------------    ---------------    --------------
                                                           $    -           $ 5,307            $ 2,506           $13,502
                                                      ============     =============    ===============    ==============

                                                                           OTHER EUROPEAN COUNTRIES
                                                      -------------------------------------------------------------------
                                                           Three months ended                  Nine months ended
                                                              September 30,                      September 30,
Revenues:                                                2001              2000              2001              2000
                                                      ------------     -------------    ---------------    --------------
    Funeral......................................          $4,710           $13,344            $37,497           $46,199
    Cemetery.....................................               -             1,490              1,327             4,848
                                                      ------------     -------------    ---------------    --------------
                                                           $4,710           $14,834            $38,824           $51,047
                                                      ============     =============    ===============    ==============
Operating Income (excluding restructuring and
non-recurring charges)
    Funeral......................................          $  555           $ 1,115            $ 7,824           $ 8,150
    Cemetery.....................................               -               573                596             1,945
                                                      ------------     -------------    ---------------    --------------
                                                           $  555           $ 1,688            $ 8,420           $10,095
                                                      ============     =============    ===============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

OVERVIEW

The Company is the largest provider of death care services in the world conducting funeral services and cemetery operations in 12 countries on four continents. The Company's largest markets are North America and France, which when combined, represent approximately 84% of the Company's total operating locations and approximately 87% of the Company's total revenues.

     The funeral and cemetery operations are organized into a North America division covering the United States and Canada, a European division responsible for all operations in Europe, and other international operations managed in South America. The majority of these operations are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest of the operating expenses for the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allows the Company to more efficiently utilize its operating facilities.

     The funeral service and cemetery operations consist of the Company's funeral homes, cemeteries, crematoria and related businesses. Both funeral service locations and cemeteries can contain crematoria facilities. The Company has 189 combination facilities in which a funeral service location is contained within a cemetery. Included in other services operations in 2000 are the activities of the Company's lending subsidiary. In August 2000, the Company sold a substantial portion of the loan portfolio of its lending subsidiary. Subsequent to this sale date, all activity on remaining loans is recorded in Other income and Interest expense in the Company's consolidated statement of operations. In 2000, the Company completed the sales of its wholly owned insurance operations. As such, these operations have been reported as discontinued operations for all periods presented (see note four to the consolidated financial statements in Item 1 of this Form 10-Q).

STRATEGIC INITIATIVES

Historically, the Company's growth has been largely attributable to acquiring funeral and cemetery businesses which resulted in creating the world's largest network of funeral service locations and cemeteries. The Company believes this network forms the foundation of its growth initiatives going forward. The Company continues to expand this network through its Affiliate program initiative whereby the Company will expand the Dignity Memorial(TM) network through franchise agreements with third party providers. During the mid-1990s, the market to acquire funeral service locations and cemeteries became extremely competitive which resulted in increased acquisition prices and substantially reduced returns on invested capital. In early 1999, the Company announced plans to significantly reduce the level of its acquisition activity and pursue other means to create meaningful growth from its existing operations. As a result, the Company's current strategic plan is focused on reducing overhead costs, increasing cash flow and reducing debt while at the same time developing key revenue initiatives designed to drive future internal growth in the Company's funeral and cemetery operations without the outlay of significant capital.

Overhead Costs

The Company's overhead costs include corporate general and administrative expenses, regional field overhead costs and other home office costs related to functions directly supporting field operations. During the third quarter of 2001, the Company's overhead costs were below the levels in the same period of 2000. General and administrative expenses decreased 15.5% in the third quarter of 2001 compared to the same period of 2000. This decrease in general and administrative expenses is principally attributable to the reduction in costs after the Company completed the implementation of its North America proprietary point of sale system in 2000.

Operating Free Cash Flow

The Company's strategic plan includes the execution of several cash flow initiatives that are designed to increase the Company's operating free cash flow. The Company considers operating free cash flow to be cash funds that generally can be used to reduce the Company's debt and is defined more specifically in the Financial Condition, Liquidity and Capital Resources section in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's total and recurring operating free cash flow for the three and nine months ended September 30, 2001 and 2000 is summarized below.

                                                         Three months ended                             Nine months ended
                                                            September 30,                                 September 30,
                                              ------------------------------------------    ---------------------------------------
                                                2001           2000          Increase          2001          2000        Increase
                                              ----------    ------------    ------------    -----------   -----------   -----------
Total operating free cash flow............      $47,677         $45,927         $ 1,750       $296,897      $177,277      $119,620
Recurring operating free cash flow........      $45,914         $30,877         $15,037       $164,441      $ 80,727      $ 83,714

     Total operating free cash flow reported above includes items of a non-recurring nature. Included in total operating free cash flow of $296,897 for the nine months ended September 30, 2001 is $132,456 of non-recurring receipts of funds comprised of an approximate $116,000 income tax refund received in the first quarter of 2001, approximately $41,100 of amounts collected from funeral and cemetery trust funds, offset by non-recurring payments of approximately $27,900 related to the Company's curtailed pension plans and non-recurring capital expenditures. Included in total operating free cash flow of $177,277 for the nine months ended September 30, 2000 is $96,550 of non-recurring receipts of funds primarily related to the collection of receivables from funeral and cemetery trust funds.

     Improvements in recurring operating free cash flow for the three and nine months ended September 30, 2001 compared to the corresponding periods of 2000 was a result of (i) increases in the Company's cash flow from operating activities primarily as a result of working capital improvement initiatives,
(ii) reductions in capital expenditure levels, (iii) increases in funds received as a result of the Company's surety bonding programs for prearranged funeral and preneed cemetery activities, (iv) decreases in payment of cash interest, and (v) reduction in cash taxes paid.

     The Company continues to implement existing and additional initiatives in 2001 to increase its recurring operating free cash flow. These cash flow initiatives are categorized as revenue growth initiatives, working capital improvements, cost reduction initiatives, asset redeployment and enhanced funeral and cemetery trust administration and management. Revenue initiatives include such programs as the Company's Dignity Memorial(TM) packaged funeral plans and the development of affinity relationships. Working capital improvements include programs to accelerate customer collections and deliver pre-sold merchandise to customers to satisfy trusting requirements. Cost reduction initiatives include changes to the Company's employee benefit plans and other overhead reductions primarily related to information technology costs. The Company's recurring operating free cash flow is also expected to increase related to assets being redeployed and managed more efficiently such as override payments that will be received as a result of marketing agreements entered in connection with the sale of its insurance operations and interest savings as a result of proceeds received from the Company's divestitures and joint venturing programs. Enhanced cemetery and funeral trust administration and management will allow the Company to increase operating free cash flow by reducing processing times for trust claims and accelerate trust distributions as well as the continuation of the Company's surety bond program for additional financial assurance.

     The Company is in various stages of executing the above cash flow initiatives. The Company has adjusted its current cash flow goals to have recurring operating free cash flow between $150,000 and $175,000 by the end of 2001 and at a run rate between $200,000 and $250,000 by the end of 2002. The Company also expects total operating free cash flow to be between $285,000 and $310,000 by the end of 2001.

Long-Term Debt

                                                              Debt at                   Debt at
                                                        September 30, 2001         December 31, 2000             Change
                                                       ----------------------     ---------------------    --------------------
Current maturities of long-term debt..............                $  208,793                $  176,782               $  32,011
Long-term debt....................................                 2,313,901                 3,091,320                (777,419)
                                                       ----------------------     ---------------------    --------------------
     Total debt...................................                $2,522,694                $3,268,102               $(745,408)
                                                       ======================     =====================    ====================

The execution of the Company's debt reduction initiatives continues to exceed expectations. During the nine months ended September 30, 2001, the Company reduced its total debt by $745,408. Funds available to achieve this debt reduction were generated from (i) the Company's recurring operating free cash flow, (ii) receipts of non-recurring funds from certain income tax refunds and from the collection of receivables from funeral and cemetery trust funds, (iii) proceeds from the sales of certain non-strategic funeral and cemetery operations in North America, (iv) the extinguishment of certain debt obligations using the Company's common stock in transactions with third parties, (v) the completion of the joint ventures of the Company's operations in Australia, Spain and Portugal,
(vi) proceeds from the sale of the Company's equity interest in a Canadian funeral home and cemetery company, and (vii) proceeds from the sales of the Company's operations in Norway, Netherlands and Belgium.

Revenue Growth Initiatives

Due to the Company possessing the largest network of funeral homes and cemeteries in the world, the Company has unique opportunities to leverage its network by adding new products and services, attracting new customers to its existing facilities and to aggressively expand its current market share in its funeral home and cemetery markets. The Company plans to expand its market share and generate future revenue growth through the execution of several initiatives without the outlay of significant additional capital. Six of the Company's most important revenue growth initiatives primarily being implemented in North America are listed below:

     o Use of the Company's seamless national brand of funeral service locations under Dignity Memorial(TM) and expansion of the network through the Company's Affiliate program.

     o Establishment of exclusive, local and national, branded affinity relationships with employers, social, fraternal and charitable groups or institutions.

     o Implementation and increased marketing of Dignity Memorial(TM)funeral packages.

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

RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three and nine months ended September 30, 2001 and 2000. These results of operations reflect the implementation of SAB No. 101 as of January 1, 2000, as discussed in note three to the consolidated financial statements included in
Item 1 of this Form 10-Q. For purposes of the following discussion, the Company's comparable results in all periods presented represent financial results excluding operations that were acquired or constructed after January 1, 2000 or divested by the Company prior to September 30, 2001.

     For the quarter ended September 30, 2001, the Company reported revenues of $582,979, representing a 5.3% decrease compared to $615,703 in the third quarter of 2000. Gross profit from continuing operations in the third quarter of 2001 decreased 6.7% to $67,019 compared to $71,862 in the same period of 2000. For the three months ended September 30, 2001, the Company reported earnings from continuing operations before restructuring and non-recurring charges of $4,571, net income of $4,281, diluted earnings per share from continuing operations before restructuring and non-recurring charges of $.02 ($.02 basic) and diluted earnings per share of $.02 ($.02 basic). The Company reported a loss from continuing operations before restructuring and non-recurring charges of $10,846, net loss of $49,626, diluted loss per share from continuing operations before restructuring and non-recurring charges of $.04 ($.04 basic) and diluted loss per share of $.18 ($.18 basic) for the third quarter of 2000.

Results for the Company's continuing operations by geographic segment are detailed in the following tables.

                                                               THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                         COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                               THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                               TOTAL
                            --------------------------------------------------------------------------------------------------------
                               NORTH        % OF                        % OF          OTHER      % OF                      % OF
                              AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN     REVENUE       TOTAL     REVENUE
                            --------------------------------------------------------------------------------------------------------
Revenues:
   Funeral...............     $267,080      63.6%      $140,953         96.0%        $ 1,927        11.8%     $409,960       70.3%
   Cemetery..............      152,825      36.4%         5,808          4.0%         14,386        88.2%      173,019       29.7%
                            --------------------------------------------------------------------------------------------------------
                              $419,905     100.0%      $146,761        100.0%        $16,313       100.0%     $582,979      100.0%
                            ========================================================================================================

Gross profit and
margin percentage:
   Funeral...............     $ 31,325      11.7%      $  9,468          6.7%        $   146         7.6%     $ 40,939       10.0%
   Cemetery..............       21,475      14.1%         1,685         29.0%          2,920        20.3%       26,080       15.1%
                            --------------------------------------------------------------------------------------------------------
                              $ 52,800      12.6%      $ 11,153          7.6%        $ 3,066        18.8%     $ 67,019       11.5%
                            ========================================================================================================



                                                                            COMPARABLE
                            --------------------------------------------------------------------------------------------------------
                               NORTH        % OF                        % OF          OTHER      % OF                      % OF
                              AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN     REVENUE       TOTAL     REVENUE
                            --------------------------------------------------------------------------------------------------------
Revenues:
   Funeral...............     $262,486      63.6%      $136,137         95.9%        $ 3,009        17.3%     $401,632       70.2%
   Cemetery..............      150,463      36.4%         5,808          4.1%         14,385        82.7%      170,656       29.8%
                            --------------------------------------------------------------------------------------------------------
                              $412,949     100.0%      $141,945        100.0%        $17,394       100.0%     $572,288      100.0%
                            ========================================================================================================

Gross profit and
margin percentage:
   Funeral...............     $ 32,173      12.3%      $  8,899          6.5%        $   462        15.4%     $ 41,534       10.3%
   Cemetery..............       21,396      14.2%         1,685         29.0%          2,920        20.3%       26,001       15.2%
                            --------------------------------------------------------------------------------------------------------
                              $ 53,569      13.0%      $ 10,584          7.5%        $ 3,382        19.4%     $ 67,535       11.8%
                            ========================================================================================================

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                              TOTAL
                            --------------------------------------------------------------------------------------------------------
                               NORTH        % OF                        % OF          OTHER      % OF                      % OF
                              AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN     REVENUE       TOTAL     REVENUE
                            ---------------------------------------------------------------------- ------------ ------------ -------
Revenues:
   Funeral...............     $282,224      66.2%      $144,808         95.9%        $18,488        47.9%     $445,520       72.3%
   Cemetery..............      141,059      33.1%         6,157          4.1%         20,084        52.1%      167,300       27.2%
   Other Services........        2,883       0.7%             -            -              -            -         2,883        0.5%
                            --------------------------------------------------------------------------------------------------------
                              $426,166     100.0%      $150,965        100.0%        $38,572       100.0%     $615,703      100.0%
                            ========================================================================================================

Gross profit and
margin percentage:
   Funeral...............     $ 47,277      16.8%      $  3,493          2.4%        $ 3,479        18.8%     $ 54,249       12.2%
   Cemetery..............       11,066       7.8%           996         16.2%          4,930        24.5%       16,992       10.2%
   Other Services........          621      21.5%             -            -              -            -           621       21.5%
                            --------------------------------------------------------------------------------------------------------
                              $ 58,964      13.8%      $  4,489          3.0%        $ 8,409        21.8%     $ 71,862       11.7%
                            ========================================================================================================

                                                                            COMPARABLE
                            --------------------------------------------------------------------------------------------------------
                               NORTH        % OF                        % OF          OTHER      % OF                      % OF
                              AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN     REVENUE       TOTAL     REVENUE
                            ---------------------------------------------------------------------- ------------ ------------ -------
Revenues:
   Funeral...............     $268,532      66.2%      $131,137         96.6%        $ 3,130        18.9%     $402,799       72.2%
   Cemetery..............      136,942      33.8%         4,668          3.4%         13,447        81.1%      155,057       27.8%
                            --------------------------------------------------------------------------------------------------------
                              $405,474     100.0%      $135,805        100.0%        $16,577       100.0%     $557,856      100.0%
                            ========================================================================================================

Gross profit and
margin percentage:
   Funeral...............     $ 48,368      18.0%      $  2,383          1.8%        $   749        23.9%     $ 51,500       12.8%
   Cemetery..............       11,284       8.2%           423          9.1%          2,280        17.0%       13,987        9.0%
                            --------------------------------------------------------------------------------------------------------
                              $ 59,652      14.7%      $  2,806          2.1%        $ 3,029        18.3%     $ 65,487       11.7%
                            ========================================================================================================

The following factors contributed to the results for the third quarter of 2001.

     o Comparable worldwide funeral revenues were consistent in the third quarter of 2001 with the third quarter of 2000 due primarily to a consistent number of funeral services performed period over period. Total worldwide funeral services performed were below the same period in the prior year as a result of dispositions and joint ventures completed by the Company, both domestically and internationally.

     o Cemetery revenue increased in the third quarter of 2001 compared to the same period in 2000 on both a consolidated and comparable basis. The increase is the result of the Company's ongoing cash flow initiatives to concentrate on sales and delivery of cemetery merchandise and property.

     o The Company experienced a negative effect of foreign currency translations of approximately $3,400 on revenues and approximately $900 on gross profits in the third quarter of 2001 compared to the third quarter of 2000.

Funeral

                                                         TOTAL FUNERAL SERVICES PERFORMED
                                           -------------------------------------------------------------
                                              North                            Other
Three months ended September 30,             America          Europe          Foreign           Total
                                           ------------     ------------    ------------     -----------
2001..................................          68,084           53,621           1,055          122,760
2000..................................          71,080           58,218           8,592          137,890

                                                       COMPARABLE FUNERAL SERVICES PERFORMED
                                           -------------------------------------------------------------
                                              North                            Other
Three months ended September 30,             America          Europe          Foreign           Total
                                           ------------     ------------    ------------     -----------
2001..................................          66,813           51,198           1,055          119,066
2000..................................          67,462           50,013           1,092          118,567

     The decrease in comparable North America funeral revenues was the result of a 1.0% decline in the volume of funeral services performed coupled with a change in the Company's sales mix. In the third quarter of 2001, North America funeral services performed which were previously prearranged were 29.8% compared to 27.8% in the third quarter of 2000. The average revenue per funeral service of previously prearranged funerals is historically lower than the average revenue per funeral service of atneed funerals. The average revenue per funeral service of $3,923 in the third quarter of 2001 compared to $3,886 in the third quarter of 2000 continues to increase as the result of the implementation of the Company's revenue growth initiatives, such as Dignity Memorial(TM) packaged funeral plans as well as a focus on training the Company's funeral service personnel in customer satisfaction initiatives.

     The decrease in comparable North America gross profit and margin percentage is the result of increased costs related primarily to training, compensation and facilities costs. The Company has committed to training funeral service personnel and improving customer satisfaction, and as a result of this customer satisfaction commitment, has experienced increased personnel costs in the third quarter of 2001 compared to the same period of 2000. These training initiatives are targeted at expanding market share and future revenue growth from the Company's North America funeral operations. Facility costs increased as a result of higher utility and building maintenance costs. This increase in costs coupled with the negative impact of North America funeral services performed resulted in the decline in margin percentage to 12.3% in the third quarter of 2001 compared to 18.0% in the third quarter of 2000.

     Comparable European funeral revenues increased in the third quarter of 2000 as a result of a 2.4% increase in the number of funeral services performed as well as an increase in monument sales in the Company's French operations. This positive growth was slightly offset by the negative impact of foreign currency translation on revenue. Comparable gross profit and margin percentage in the European operations improved as a result of the positive impact of revenue enhancing initiatives which have increased the average price per funeral service.

     Comparable revenue and gross profit margin percentage in the Other Foreign operations have been impacted by lower volume in the Company's Argentina operations.

Cemetery

The increase in comparable North America cemetery revenues and gross profit is the result of the Company's ongoing cash flow initiatives to concentrate on sales of cemetery merchandise and property that can be delivered, as defined by applicable state trusting laws. The Company generally recognizes revenue based on evidence of the delivery of such cemetery property and merchandise. In the third quarter of 2001, North America revenues were favorably impacted by revenue and related gross profits from the Company's initiative to review remaining obligations for the delivery of cemetery merchandise. If these reviews had not been completed, cemetery margins for the third quarter of 2001 would have been approximately 500 to 800 basis points lower than reported. Concurrently, North America cemetery operations were negatively impacted by reduced levels of preneed cemetery sales as a result of the disasters on September 11, 2001. After these disasters occurred, the Company ceased all preneed cemetery solicitation activities for a week and sales were slower through the end of the quarter. The events of September 11, 2001 and the transactions recognized as a result of the ongoing review of cemetery merchandise obligations generally offset each other in the results of cemetery operations in the third quarter of 2001.

     Other Foreign cemetery revenues and gross profit are being negatively impacted by the instability in the Argentina economy. This negative impact has been offset in the current period by positive growth in the Company's Chile operations.

Other Income and Expense

General and administrative expenses decreased $3,136 to $17,049 in the third quarter of 2001 compared to the same quarter in 2000. The decrease relates to the reduction in costs after implementing the Company's North America proprietary point of sale system. Expressed as a percentage of revenue from continuing operations, general and administrative expenses were 2.9% for the three months ended September 30, 2001, compared to 3.3% for the comparable period in 2000.

     Interest expense decreased $23,824 or 32.5% to $49,432 in the third quarter of 2001 compared to the third quarter of 2000. The decrease in interest expense reflects the decline in the Company's long-term debt balance coupled with lower effective interest rates in the third quarter of 2001 compared to the same period in 2000. For the three months ended September 30, 2001, the average outstanding debt was $2,700,000 compared to $3,600,000 for the three months ended September 30, 2000.

     Other income was $4,967 in the quarter ended September 30, 2001 compared to $6,068 in the same period of 2000. Other income primarily consists of interest income from various investments and prearranged funeral sales overrides received from the Company's formerly owned insurance operations (see note four to the consolidated financial statements in Item 1 of this Form 10-Q).

     Gains from dispositions were $5,543 in the third quarter of 2001 compared to $141 in the same period of 2000. Included in gains from dispositions are asset sales not associated with previously recognized impairment charges. In the third quarter of 2001, the Company recognized a gain on the sale of its 85% interest in Spain and Portugal operations.

     Excluding Restructuring and non-recurring charges and Gains from dispositions, the provision for income taxes reflects a 35.2% effective tax rate for the three months ended September 30, 2001 compared to a 29.4% effective benefit rate for the comparable period in 2000. The effective tax rate is increasing as a result of a larger percentage of the Company's earnings coming from its North America operations. The Restructuring and non-recurring charges and Gains from dispositions are primarily associated with sales of the Company's international operations and its equity investment in a Canadian funeral home and cemetery company. Each transaction has specific tax expense or benefit associated with it based on the relative tax basis to sales price. After considering these transactions, the effective tax rate for the three months ended September 30, 2001 is 14.0% compared to an effective benefit of 29.4% for the three months ended September 30, 2000.

Cremations

There has been a growing trend over the last several years in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company. In North America, for the third quarter 2001, 36.9% of all funeral services performed by the Company were cremation cases, compared to 36.8% in the same period of 2000. The Company's strategy for cremation trends in North America is to continue the movement towards performing cremations with memorialization services as well as to offer enhanced and additional cremation products and services to North American cremation consumers. This is being accomplished through programs such as the Company's Dignity Memorial(TM) cremation memorialization packaged funeral plans, which offer the consumer a broad array of choices of products and services for memorialization. The Company also has plans to expand National Cremation(TM) Service, the Company owned largest single provider of cremation services in North America, from its existing base in fourteen states to eighteen states by the end of 2002.

Restructuring and Non-Recurring Charges

In the third quarter of 2001, the Company recorded a non-cash charge of $6,185 primarily related to losses from the disposition of operations in Netherlands, Norway and Belgium, partially offset by a reduction related to changes in estimates of previously recorded charges of certain divested North American funeral homes and cemeteries and its equity investment in a Canadian funeral home and cemetery company. Associated with the dispositions of the Company's international operations during 2001, the Company recognized the related cumulative foreign currency translation effect into earnings, previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholder's equity. The changes in estimates of previously recorded charges are the result of better than anticipated market values when these previously impaired properties were sold. The Company will continue to make adjustments as actual divestitures are consummated or better estimates become available. (See note eight to the consolidated financial statements in Item 1 of this Form 10-Q.)

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                         COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                               TOTAL
                            --------------------------------------------------------------------------------------------------------
                               NORTH        % OF                        % OF          OTHER      % OF                      % OF
                              AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN     REVENUE       TOTAL     REVENUE
                            --------------------------------------------------------------------------------------------------------
Revenues:
   Funeral...............   $  868,601      65.3%      $466,211         96.5%       $ 22,336       33.4%    $1,357,148       72.2%
   Cemetery..............      460,681      34.7%        17,093          3.5%         44,544       66.6%       522,318       27.8%
                            --------------------------------------------------------------------------------------------------------
                            $1,329,282     100.0%      $483,304        100.0%       $ 66,880      100.0%    $1,879,466      100.0%
                            ========================================================================================================

Gross profit and
margin percentage:
   Funeral...............   $  150,375      17.3%      $ 36,159          7.8%       $  1,202         5.4%   $  187,736       13.8%
   Cemetery..............       64,627      14.0%         4,793         28.0%          7,321        16.4%       76,741       14.7%
                            --------------------------------------------------------------------------------------------------------
                            $  215,002      16.2%      $ 40,952          8.5%       $  8,523        12.7%   $  264,477       14.1%
                            ========================================================================================================


                                                                            COMPARABLE
                            --------------------------------------------------------------------------------------------------------
                               NORTH        % OF                        % OF          OTHER      % OF                      % OF
                              AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN     REVENUE       TOTAL     REVENUE
                            --------------------------------------------------------------------------------------------------------
Revenues:
   Funeral...............   $  844,444      65.2%      $428,467         96.5%        $ 8,699        18.7%   $1,281,610       71.7%
   Cemetery..............      451,452      34.8%        15,766          3.5%         37,934        81.3%      505,152       28.3%
                            --------------------------------------------------------------------------------------------------------
                            $1,295,896     100.0%      $444,233        100.0%        $46,633       100.0%   $1,786,762      100.0%
                            ========================================================================================================
Gross profit and
margin percentage:
   Funeral...............   $  151,607      18.0%      $ 28,280          6.6%        $ 1,842        21.2%   $  181,729       14.2%
   Cemetery..............       63,292      14.0%         4,197         26.6%          5,284        13.9%       72,773       14.4%
                            --------------------------------------------------------------------------------------------------------
                            $  214,899      16.6%      $ 32,477          7.3%        $ 7,126        15.3%   $  254,502       14.2%
                            ========================================================================================================

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                               TOTAL
                            --------------------------------------------------------------------------------------------------------
                               NORTH        % OF                        % OF          OTHER      % OF                      % OF
                              AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN     REVENUE       TOTAL     REVENUE
                            --------------------------------------------------------------------------------------------------------
Revenues:
   Funeral...............   $  884,675      68.1%      $501,876         96.0%       $ 51,701        45.3%   $1,438,252       74.3%
   Cemetery..............      402,604      31.0%        21,013          4.0%         62,378        54.7%      485,995       25.1%
   Other Services........       11,494       0.9%             -            -               -           -        11,494        0.6%
                            --------------------------------------------------------------------------------------------------------
                            $1,298,773     100.0%      $522,889        100.0%       $114,079       100.0%   $1,935,741      100.0%
                            ========================================================================================================
Gross profit and
margin percentage:
   Funeral...............   $  170,877      19.3%      $ 31,558          6.3%       $  6,762        13.1%   $  209,197       14.5%
   Cemetery..............       30,358       7.5%         4,430         21.1%         14,715        23.6%       49,503       10.2%
   Other Services........        2,295      20.0%             -            -               -           -         2,295       20.0%
                            --------------------------------------------------------------------------------------------------------
                            $  203,530      15.7%      $ 35,988          6.9%       $ 21,477        18.8%   $  260,995       13.5%
                            ========================================================================================================


                                                                            COMPARABLE
                            --------------------------------------------------------------------------------------------------------
                               NORTH        % OF                        % OF          OTHER      % OF                      % OF
                              AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN     REVENUE       TOTAL     REVENUE
                            --------------------------------------------------------------------------------------------------------
Revenues:
   Funeral...............   $  843,078      68.2%      $450,217         96.5%        $ 9,009        18.3%   $1,302,304       74.3%
   Cemetery..............      393,060      31.8%        16,165          3.5%         40,312        81.7%      449,537       25.7%
                            --------------------------------------------------------------------------------------------------------
                            $1,236,138     100.0%      $466,382        100.0%        $49,321       100.0%   $1,751,841      100.0%
                            ========================================================================================================
Gross profit and
margin percentage:
   Funeral...............   $  172,094      20.4%      $ 22,006          4.9%        $ 2,210        24.5%   $  196,310       15.1%
   Cemetery..............       29,601       7.5%         2,485         15.4%          6,413        15.9%       38,499        8.6%
                            --------------------------------------------------------------------------------------------------------
                            $  201,695      16.3%      $ 24,491          5.3%        $ 8,623        17.5%   $  234,809       13.4%
                            ========================================================================================================

The following factors contributed to the results for the nine months of 2001.

     o Funeral services performed by the Company's worldwide funeral service locations were 1.9% and 7.7% below comparable and total funeral services performed, respectively, in the nine months of 2001 compared to the same period of 2000.

     o Cemetery revenue on a comparable basis increased as a result of the continued focus on enhancing cash flow. As a result of this focus, the Company's sales mix is shifting toward more cash flow positive sales, such as heritage cemetery property sales, which can also generally be recognized as revenue under the Company's accounting policies after the implementation of SAB No. 101.

     o The Company experienced a negative effect of foreign currency translations of approximately $34,700 on revenues and approximately $4,800 on gross profits primarily as a result of the weakened Euro relative to the U.S. dollar in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Funeral

                                                         TOTAL FUNERAL SERVICES PERFORMED
                                           --------------------------------------------------------------
                                              North                            Other
Nine months ended September 30,              America          Europe          Foreign           Total
                                           ------------     ------------    ------------     ------------
2001..................................         221,410          184,725          10,978          417,113
2000..................................         227,754          200,454          23,464          451,672

                                                       COMPARABLE FUNERAL SERVICES PERFORMED
                                           --------------------------------------------------------------
                                              North                            Other
Nine months ended September 30,              America          Europe          Foreign           Total
                                           ------------     ------------    ------------     ------------
2001..................................         215,047          164,180           3,120          382,347
2000..................................         216,443          170,236           3,206          389,885

     For the nine months ended September 30, 2001, comparable North America revenues increased 0.2% over the same period of the prior year. Although volume has decreased 0.6% in the nine months ended September 30, 2001, the average revenue per funeral service has increased 1.5% to $3,923. The average revenue per funeral service continues to increase as the result of the Company's revenue growth initiatives, such as Dignity Memorial(TM) packaged funeral plans.

     The decrease in comparable North America gross profit and margin percentage is the result of increased costs related primarily to training, compensation and facilities costs. The Company has committed to training personnel and improving customer satisfaction, and as a result of this customer satisfaction commitment, has experienced increased personnel costs in the nine months of 2001 compared to the same period of 2000. These training initiatives are targeted at expanding market share and future revenue growth from the Company's North America funeral operations. Facility costs increased as a result of higher utility and building maintenance costs. These increases resulted in the decline in the comparable North America margin percentage to 18.0% for the nine months of 2001 compared to 20.4% for the nine months of 2000.

     Comparable European funeral revenue decreased 4.8% due to the negative effect of foreign currency translation and lower volume offset by an increase in monument sales in the Company's French operations. The negative effect of foreign currency, primarily related to the weakened Euro relative to the U.S. dollar, impacted comparable European funeral revenues approximately $23,500 in the nine months of 2001. For the nine months of 2001, volume for comparable European funeral locations declined 3.6% compared to the same period in 2000. Comparable European gross profit and margin percentage improved during the nine months of 2001 compared to the same period in 2000 as a result of positive effects of the Company's cost rationalization programs as well as revenue enhancing initiatives. Such revenue enhancing initiatives have increased the average revenue per funeral service, excluding the effect of currency, approximately 4.4% in the nine months ended September 30, 2001 compared to the same period in 2000.

     Other Foreign comparable revenues, gross profit and margin percentage declined as a result of lower volume in the Company's Argentina operations.

Cemetery

Comparable cemetery revenues, gross profit and margin percentage increased in the Company's North America operations from continued initiatives to enhance cash flows from cemetery operations and increase revenue recognition and margin percentages. Such initiatives include adjustments to cemetery compensation plans and concentration on sales of cemetery property and merchandise that can be delivered, as defined by applicable state trusting laws. The Company's financial results have been favorably impacted in the third quarter of 2001 by revenues and related gross profits from its ongoing initiative to review remaining obligations for delivery of cemetery merchandise. If these reviews had not been completed, cemetery margins for the nine months of 2001 would have been 100 to 300 basis points lower due to the third quarter 2001 activity.

     The decline in Other Foreign cemetery revenues, gross profit and margin percentage is the result of reduced preneed cemetery sales activities due to the instability in the Argentina economy.

Other Income and Expenses

General and administrative expenses decreased 11.0% to $53,451 in the nine months of 2001 compared to the nine months of 2000. The decrease relates to the reduction in costs after implementing the Company's North America proprietary point of sale system in 2000 as well as completing the initial roll out of the Company's Central Processing Centers in its North America operating clusters. Expressed as a percentage of revenue from continuing operations, general and administrative expenses were 2.8% and 3.1% for the nine months ending September 30, 2001 and 2000, respectively.

     Interest expense decreased $51,980 or 24.0% to $164,390 in the nine months of 2001 compared to the nine months of 2000. The decrease in interest expense is related to the decline in the Company's long-term debt balance in 2001 compared to 2000 as well as lower interest rates in the nine months ended September 30, 2001 compared to the same period prior year. The average outstanding debt balance was $2,900,000 for the nine months of 2001 compared to the average debt outstanding of $3,800,000 in the nine months of 2000.

     Other income was $12,648 for the nine months of 2001 compared to $11,902 in the same period of 2000. Other income primarily consists of interest income from various investments and prearranged funeral sales overrides received from the Company's formerly owned insurance operations (see note four to the consolidated financial statements in Item 1 of this Form 10-Q).

     Gains from dispositions were $11,543 in the nine months of 2001 compared to $5,759 in the same period of 2000. Included in gains from dispositions are asset sales not associated with previously recognized impairment charges. Also included is the gain recognized on the sale of 85% of the Company's Spain and Portugal operations in August 2001.

     The provision for income taxes excluding Restructuring and non-recurring charges and Gains from dispositions reflects an effective tax rate of 37.9% for the nine months ended September 30, 2001 compared to an effective tax rate of 7.7% for the comparable period in 2000. The increase in the effective tax rate is the result of a higher percentage of the Company's operating results being contributed by North America, which carries a higher effective tax rate than the Company's international jurisdictions. In 2000, the effective tax rate was the result of taxes on international operating results reduced by a benefit in the Company's North America operations. In the current year, Restructuring and non-recurring charges and Gains from dispositions are primarily associated with sales of the Company's international operations and its equity investment in a Canadian funeral home and cemetery company. Each transaction has specific tax expense or benefit associated with it based on the relative tax basis to sales price. If special tax considerations were not made, the items would have been taxed at a consolidated rate of 39%. In the prior year, a tax benefit associated with the change in estimate of previously recorded restructuring charges was recorded at 36.5%. After considering all of these transactions, the consolidated effective tax rate for the nine months ending September 30, 2001 is 123.6% compared to an effective benefit of 42.4% in the same period of 2000.

Restructuring and Non-Recurring Charges

The Company recorded restructuring and non-cash charges of $57,431 related to
(i) the joint venturing of its Australia operations, (ii) losses from the disposition of operations in Netherlands, Norway and Belgium, partially offset by (iii) a reduction related to changes in estimates of previously recorded charges of certain divested North American funeral homes and cemeteries and its equity investment in a Canadian funeral home and cemetery company. Associated with the dispositions of the Company's international operations during 2001, the Company recognized the related cumulative foreign currency translation effect into earnings, previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholder's equity. The changes in estimates of previously recorded charges are the result of better than anticipated market values when these previously impaired properties were sold. The Company will continue to make adjustments as actual divestitures are consummated or better estimates become available. (See note eight to the consolidated financial statements in Item 1 of this Form 10-Q.)

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

     The Company's progress towards its cash flow targets is as follows:

                                                                                           Revised
                                                              Nine Months Ended        2001 Benchmarks
                                                             September 30, 2001          and Targets        2002 Run Rate Targets
                                                          -----------------------------------------------------------------------
Consolidated cash flow provided by operating activities          $ 332,327
Payments on restructuring charges .....................             18,895
                                                                 ---------
       Adjusted cash flow from operating activities ...            351,222
Capital expenditures ..................................            (54,325)
                                                                 ---------
       TOTAL OPERATING FREE CASH FLOW .................            296,897            $285,000 to $310,000
       Less:  Non-recurring receipts of funds, net ....           (132,456)
                                                                 ---------
       RECURRING OPERATING FREE CASH FLOW .............          $ 164,441            $150,000 to $175,000   $200,000 to $250,000
                                                                 =========            ====================   ====================
Estimated after tax proceeds from sales of assets and
     non-core businesses ..............................          $ 387,544            $200,000 to $500,000
                                                                 =========            ====================

The net non-recurring receipts of funds totaling $132,456 relates primarily to certain income tax refunds and the collection of receivables due to the Company from funeral and cemetery trust funds offset by non-recurring payments related to the Company's curtailed pension plans. The Company continues to implement initiatives in 2001 to increase its recurring operating free cash flow from 2000 levels. These cash flow initiatives are categorized as (i) revenue growth initiatives, (ii) working capital improvement, (iii) cost reduction initiatives,
(iv) asset redeployment and (v) enhanced funeral and cemetery trust administration and management. The Company is currently in various stages of executing the above cash flow initiatives and, along with other cash flow initiatives currently under development, expects recurring operating free cash flow to be between $150,000 to $175,000 by the end of 2001 and to have a run rate between $200,000 to $250,000 by the end of 2002.

     The Company's total debt at September 30, 2001 was $2,522,694, representing a decrease in total debt of $745,408 since December 31, 2000. Since
September 30, 1999, the peak level of Company debt, the Company has reduced its debt by $1,677,329 or 40.0%.

     Of the Company's total debt at September 30, 2001 of $2,522,694, debt of $106,454 is related to the Company's primary bank credit agreements maturing in June 2002. These credit agreements provide for total borrowings up to $649,218 as of September 30, 2001 and consist of two committed facilities - a 2-year term loan and a 5-year, multi-currency revolving facility, both due in June 2002. These credit agreements were amended effective November 2000. Significant terms of the amendments include certain agreements made by the Company to reduce commitment amounts on the credit facilities based upon net cash proceeds generated from joint venture and asset sale transactions closed after November 2000; changes to definitions and calculations of financial covenants related to a maximum debt-to-capitalization ratio, a minimum interest coverage ratio and a minimum net worth requirement; limits on the amount of Company assets that could be joint ventured or sold; and certain restrictions on future acquisition activity without lender approval. Under the terms of the amended credit agreements, the covenants will continue to be calculated using ongoing financial results prior to applying the provisions of SAB No. 101. At September 30, 2001, the Company was in compliance with the above mentioned covenants. All of the above amount of $106,454 is outstanding under the 2-year term loan.

     At September 30, 2001, the Company had $208,793 classified as current maturities of long-term debt. With non-recurring receipts of funds expected in the fourth quarter of 2001 and in 2002, improvements in recurring operating free cash flow described earlier, proceeds expected from sales of certain funeral and cemetery operations in North America and possible proceeds from additional joint venture programs primarily with the Company's international operations, the Company believes funds will be available to reduce these current maturities due in 2002 to a level allowing for the refinancing of remaining balances outstanding, if any.

EBITDA

The Company reported EBITDA from continuing operations before restructuring and non-recurring charges for the three months ended September 30, 2001 and 2000 of $108,433 and $108,960, respectively. For the nine months ended September 30, 2001 and 2000, the Company reported EBITDA before restructuring and non-recurring charges of $383,372 and $386,545, respectively. EBITDA was calculated by adding depreciation and amortization expense and interest expense to the Company's income from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting changes. Taking into account the Company's dispositions of funeral service and cemetery operations, the Company believes its current annual run rate of EBITDA is approximately $460,000 to $470,000.

Financial Assurances

In support of the Company's operations, the Company has entered into arrangements with certain insurance companies whereby such insurance companies agree to issue surety bonds on behalf of the Company, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations that such surety bonds support are recorded in the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The total surety bonds outstanding as of September 30, 2001 and December 31, 2000 was $274,114 and $215,350, respectively.

Sources and Uses of Cash

Net cash provided by operating activities was $332,327 for the nine months ended September 30, 2001 compared to $308,842 for the same period of 2000. Included in the $308,842 for the nine months ended September 30, 2000 is $147,033 of net cash provided by discontinued operations. From continuing operations, net cash provided by operating activities was $161,809 for the nine months ended September 30, 2000. The Company received funds of approximately $50,700 and $96,500 in the nine months ended September 30, 2001 and 2000, respectively, relating to the collection of receivables from certain funeral and cemetery trust funds which are included in net cash provided by continuing operations. Excluding these receipts of funds, net cash provided by continuing operations increased by $216,318 primarily as a result of (i) approximately $116,000 of cash received from certain income tax refunds, (ii) increases in funds received from the Company's surety bonding programs for prearranged funeral and preneed cemetery activities, (iii) general increases in the Company's cash flows generated from its funeral and cemetery operations as a result of the Company's current cash flow initiatives, and (iv) less cash taxes and cash interest paid.

     Net cash provided by investing activities was $298,374 for the nine months ended September 30, 2001 compared to net cash provided by investing activities of $205,441 for the same period of 2000. Included in the $205,441 in the nine months ended September 30, 2000 is $122,966 of net cash used in investing activities by discontinued operations. Net cash provided by investing activities from continuing operations was $328,407 for the nine months ended September 30, 2000. The decrease of $30,033 in net cash provided by investing activities from continuing operations in the nine months ended September 30, 2001 compared to the same period of 2000 is primarily related to approximately $50,000 less of proceeds received in 2001 compared to the same period of 2000 related to the Company's asset sales and joint venturing programs.

     Net cash used in financing activities was $636,360 for the nine months ended September 30, 2001 compared $524,064 for the same period of 2000. Included in the $524,064 is a source of cash of $143,498 related to the cross-currency components of certain swaps the Company terminated in the first quarter of 2000. Excluding the $143,498 source of cash, net cash used in financing activities was $667,562 for the nine months ended September 30, 2000. The net cash that was used in financing activities in the first three quarters of 2001 and 2000 is related to the Company's debt reduction initiatives. The Company primarily used funds from certain income tax refunds, collection of receipts from funeral and cemetery trust funds, proceeds from sales of property and equipment, proceeds from the completion of joint ventures and sales of certain international operations and its cash flow from operations to reduce its debt in both periods.

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

     The Company remains committed to prearrangement programs with consumers for funeral and cemetery products and services as the Company believes these programs can increase future market share in its funeral service and cemetery markets. Begun in 2000 and continuing into 2001, the Company restructured its prearranged organization and compensation plans to improve the cash flows from the Company's prearrangement activities. Such initiatives include (i) funding the majority of prearranged funeral contracts through insurance and bonding sources creating general agency revenue, overrides and increased cash flow and
(ii) introducing direct-to-consumer prearranged marketing in North America to open new marketing channels and expand the scope of the Company's prearrangement activities. At September 30, 2001, the Company had deferred revenues of $6,331,542, of which $4,537,578 is Deferred prearranged funeral contract revenues and $1,793,964 is Deferred preneed cemetery contract revenues, to be recognized as revenue in future periods. For the nine months ended September 30, 2001 and 2000, the percentage of North American funeral services performed which were previously prearranged was 29.8% and 28.0%, respectively, and is expected to increase over time. Worldwide net prearranged funeral sales were approximately $400,000 for the nine months ended September 30, 2001 and 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes one method - the purchase method - for accounting for such transactions. SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new provision, goodwill will no longer be amortized, but will be tested for impairment annually. Currently, the Company has $1,950,814 in goodwill presented as

Names and reputations in the Company's consolidated balance sheet. Amortization of goodwill will continue to be amortized through December 31, 2001 and was $45,315 and $49,002 for the nine months ended September 30, 2001 and 2000, respectively. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. The adoption of SFAS No. 142 is expected to result in a non-cash charge that could have a significant effect on the Company's consolidated balance sheet and consolidated statement of operations. The Company is required to adopt SFAS No. 141 for any acquisitions subsequent to June 30, 2001 and to adopt SFAS No. 142 during the first quarter of the year ending December 31, 2002.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new provision, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's consolidated balance sheet, consolidated statement of operations, or consolidated statement of cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of the year ending December 31, 2003.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses impairment or disposal of long-lived assets. The Company is currently assessing the impact of this statement on the Company's consolidated balance sheet and consolidated statement of operations, and does not believe it will have a significant impact on the consolidated statement of cash flows. The Company is required to adopt SFAS No. 144 during the first quarter of the year ending December 31, 2002.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate" or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

1) Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, particularly, but not limited to, levels of interest expense and negative currency translation effects.

2) Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

3) The Company's ability to successfully implement its strategic plan as defined in the Company's Form 10-K for the year ended December 31, 2000, including:

     o  the continuation of cost reduction initiatives,

     o the continuation of actions to improve operating free cash flow, including the sale of certain funeral and cemetery operations,

     o  the continuation of debt reduction initiatives,

     o the implementation of strategic revenue and marketing initiatives resulting in increased volume through its existing facilities, and

     o the interest of third parties to enter into and consummate alliances and joint ventures with the Company.

4) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as changes in local death rates, cremation rates, competitive pressures and general or local economic conditions.

5) Changes in domestic and international political and/or regulatory environments in which the Company operates, including potential changes in tax and accounting policies.

6) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

7) The outcomes of pending class action lawsuits against the Company involving alleged violations of securities laws.

For further information on these and other risks and uncertainties, see the Company's Securities and Exchange Commission filings, including the Company's 2000 Annual Report on Form 10-K. The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended December 31, 2000. There have been no material changes to the disclosure on this matter made in such Form 10-K.

     For further information regarding the Company's debt exposure see note five to the consolidated financial statements in Item 1 of this Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The following discussion describes certain litigation as of November 8, 2001, which has been previously reported by the Company:

     In Re Service Corporation International; Cause No. H-99-0280; In the United States District Court for the Southern District of Texas, Houston Division (the Consolidated Lawsuit). The Consolidated Lawsuit was filed in January 1999 and includes numerous separate lawsuits that were filed in various United States District Courts in Texas. The Consolidated Lawsuit has been certified as a class action and names as defendants the Company and three of the Company's current or former executive officers or directors (the Individual Defendants).

     The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly-owned subsidiary of the Company into Equity Corporation International
(ECI); (ii) purchased shares of Company common stock in the open market during the period from July 17, 1998, through January 26, 1999 (the Class Period);
(iii) purchased Company call options in the open market during the Class Period;
(iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI that became options to purchase Company common stock pursuant to the merger; and (vi) held Company employee stock options to purchase Company common stock under a stock plan during the Class Period. Excluded from the class definition categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period (with one amendment by the Court to include James P. Hunter, III as a class member). Mr. Hunter was the Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company.

     The plaintiffs in the Consolidated Lawsuit allege that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Consolidated Lawsuit do not provide a basis for the recovery of damages because the Company made all required disclosures on a timely basis. The Company intends to aggressively defend this lawsuit. At the Court's direction, meetings have been held between the parties and their insurers to discuss possible resolution of the case, but no progress has been made. A Motion to Dismiss the Consolidated Lawsuit filed by the Company and the Individual Defendants is pending before the Court.

     Several other lawsuits have been filed against the Company, the Individual Defendants and other defendants, including, in the second and third lawsuits listed below, the Company's independent accountants, PricewaterhouseCoopers, LLP, in Texas state courts by former ECI shareholders, officers and directors. These lawsuits include the following matters:

     No. 32548-99-11; James P. Hunter, III, et al. v. Service Corporation International, et al.; In the District Court of Angelina County, Texas ("Hunter" matter);

     No. 2000-63917; Jack T. Hammer v. Service Corporation International, et al.; In the 165th Judicial District Court of Harris County, Texas ("Hammer" matter);

     No. 33701-01-01; Jack D. Rottman v. Service Corporation International, et al.; In the District Court of Angelina County, Texas ("Rottman" matter); and

     No. 31820-99-2; Charles Fredrick, Individually, and as a Representative of the Class v. Service Corp. International; In the District Court of Angelina County, Texas ("Frederick" matter).

     These lawsuits allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. Since these lawsuits are in their preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of these lawsuits. However, the Company believes the allegations in these lawsuits, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation. The Company is seeking arbitration in the Hunter, Hammer, and Rottman matters.

     In the Hunter matter, the Texas state district court denied the motion to compel arbitration filed by the Company and the Individual Defendants. This decision is currently on appeal to the Texas Supreme Court (Cause No. 01-0650; In re Service Corporation International, et al.). In the Hammer matter, the Texas state district court recently ordered the case to arbitration.

     Additional information concerning the lawsuits in Texas federal and state courts, including the dates instituted, the principal parties thereto, and the allegations made by the plaintiffs are set forth in, and copies of certain pleadings in these cases have been filed as exhibits to, the Company's prior Form 10-K and Form 10-Q filings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 2001 and 2000.

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

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2001                      SERVICE CORPORATION INTERNATIONAL

                                       By: /s/ JEFFREY E. CURTISS
                                           -------------------------------------
                                           Jeffrey E. Curtiss
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS

            Exhibit
            -------
              12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 2001 and 2000.

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