Form 10-K
period 2001-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2002-03-28
CIK 89089

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
          Common Stock ($1 par value)                        New York Stock Exchange
        Preferred Share Purchase Rights                      New York Stock Exchange
 6 3/4% Convertible Subordinated Notes Due 2008              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common, stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $1,581,052,618 based upon a closing market price of $5.47 on March 21, 2002 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

     The number of shares outstanding of the registrant's common stock as of March 21, 2002 was 293,156,506 (net of treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its 2002 Annual Meeting of Shareholders (Part III)

================================================================================

                       SERVICE CORPORATION INTERNATIONAL

                                     INDEX

                                                                        PAGE
                                                                        -----
                                   PART I
Item 1.   Business....................................................    2-5
Item 2.   Properties..................................................    5-6
Item 3.   Legal Proceedings...........................................    6-8
Item 4.   Submission of Matter to Vote of Security Holders............   9-10

                                   PART II
Item 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................     10
Item 6.   Selected Financial Data.....................................  10-11
Item 7.   Management's Discussion and Analysis of Financial Conditions
            and Result of Operations..................................  12-39
Item 7a.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................  39-40
Item 8.   Financial Statements and Supplementary Data.................  41-86
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     87

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............     87
Item 11.  Executive Compensation......................................     87
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     87
Item 13.  Certain Relationships and Related Transactions..............     87

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     87

Signatures............................................................  88-89
Exhibit Index.........................................................  90-93

                                     PART I

ITEM 1.  BUSINESS

(DOLLARS IN THOUSANDS)

     Service Corporation International is the largest funeral and cemetery company in the world. The terms SCI or the Company includes the registrant and its subsidiaries, unless the context indicates otherwise. As of December 31, 2001, the Company operated 3,099 funeral service locations, 475 cemeteries and 177 crematoria located in 11 countries. The Company also has minority interest investments in funeral and cemetery operations in three countries outside of North America. As of December 31, 2001, the Company's North America operations represented approximately 71% of the Company's consolidated revenues, 78% of consolidated operating income before non-recurring items and 53% of the Company's total operating locations. For financial information about the Company's reportable segments, see note thirteen to the consolidated financial statements in Item 8 of this Form 10-K. For further information about the Company's non-recurring financial items for all periods presented in this Form 10-K, see the Non-recurring Items and Definitions and Descriptions of Pro Forma Financial Information section included in Item 7 of this Form 10-K.

     The Company's operations consist of funeral service locations, cemeteries, crematoria and related businesses. The Company's funeral service locations provide all professional services related to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers, burial garments and other ancillary products and services. The Company's cemeteries sell interment rights associated with cemetery property (including mausoleum spaces, lots and lawn crypts) and cemetery merchandise (including stone and bronze memorials, burial vaults, caskets and cremation memorialization products). The Company's cemeteries also perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. The Company also owns 188 funeral service/cemetery combination locations and 46 flower shops engaged principally in the design and sale of funeral floral arrangements.

     The Company was incorporated in Texas in July of 1962. The Company's principal corporate offices are located at 1929 Allen Parkway, Houston, Texas 77019 and its telephone number is (713) 522-5141.

FUNERAL AND CEMETERY OPERATIONS

     The funeral and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. As of December 31, 2001, the operations are organized into a North America division covering the United States and Canada, a European division responsible for all operations in Europe, and an Other Foreign division relating to operations managed in the Pacific Rim and South America. Each division is under the direction of divisional executive management with substantial industry experience. Local funeral service location and cemetery managers, under the direction of the divisional management, receive support and resources from the Company's headquarters in Houston, Texas and have substantial autonomy with respect to the manner in which services are conducted.

     The majority of the Company's funeral service locations and cemeteries are managed in groups called "clusters". Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical and accounting staff, limousines, hearses and preneed sales activities. Personnel costs, the largest operating expense for the Company, is the cost component most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allows the Company to more efficiently utilize its operating facilities due to the traditional fluctuation in the number of funeral services and cemetery interments performed in a given period.

     The Company has multiple funeral service locations and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral service locations and cemeteries operate under various names because most operations were acquired as existing businesses. Some of the Company's funeral service locations in its international operations operate under certain brand names specific for a general area or country. The Company has branded its funeral operations in North America under the name Dignity Memorial(TM). While this process is intended to emphasize the Company's seamless national network of funeral service locations and cemeteries in North America, the original names associated with acquired operations with their inherent goodwill and heritage will generally remain the same.

  FUNERAL SERVICE LOCATIONS

     The Company's 3,099 funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers, burial garments, and other ancillary products and services. The Company's funeral service locations generally experience a greater demand for their services in the winter months primarily related to higher incidents of deaths from pneumonia and influenza.

     In addition to selling its products and services to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. All or a portion of the funds collected from prearranged funeral contracts are placed in trust accounts, pursuant to applicable law, or are used to pay premiums on life insurance policies from third party insurers. In certain situations pursuant to applicable laws, the Company will post a surety bond as financial assurance for a certain amount of the preneed funeral contract in lieu of placing certain funds in trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K for further details on the Company's practice of posting such surety bonds. At December 31, 2001, the Company's Deferred prearranged funeral contract revenues amounted to approximately $4.6 billion. For additional information regarding prearranged funeral activities, see the Prearranged Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in Item 7 and notes two, three and four to the consolidated financial statements in Item 8 of this Form 10-K.

  CEMETERIES

     The Company's cemeteries sell interment rights associated with cemetery property such as mausoleum spaces, lots and lawn crypts, and sells cemetery merchandise such as stone and bronze memorials, burial vaults, caskets and cremation memorialization products. The Company's cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria and certain cemeteries contain gardens specifically for the purpose of cremation memorialization.

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery contracts is generally required by law to be paid into perpetual care trust funds. Earnings from perpetual care trust funds are used to defray the maintenance costs of cemeteries. Additionally, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into merchandise and services trusts until the merchandise is purchased or the service is provided. In certain situations pursuant to applicable laws, the Company will post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing certain funds into trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K for further details on the Company's practice of posting such surety bonds. At December 31, 2001, the Company's Deferred preneed cemetery contract revenue amounted to approximately $1.8 billion. For additional information regarding cemetery preneed activities, see the Prearranged Funeral and Cemetery Activities
section in Financial Condition, Liquidity and Capital Resources in Item 7 and notes two, three and five to the consolidated financial statements in Item 8 of this Form 10-K.

  COMBINED FUNERAL SERVICE LOCATIONS AND CEMETERIES

     The Company currently owns 188 funeral service/cemetery combination locations in North America in which a funeral service location is physically located within or adjoining a Company cemetery. Combination locations allow certain facility, personnel and equipment costs to be shared between the funeral service location and cemetery and typically have a higher gross margin than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give consumers added convenience to purchase both funeral and cemetery products and services at a single location.

  DEATH CARE INDUSTRY

     In North America and in most international markets in which the Company currently operates, the funeral and cemetery industry is characterized by a large number of locally owned, independent operations. Since the Company's inception in the 1960's, the Company had been focused on the acquisition and consolidation of independent funeral homes and cemeteries in the very fragmented death care industry. During the 1990's, the Company also expanded its operations through acquisitions in Europe, Australia, South America and the Pacific Rim.

     In 1999, the Company, as well as other consolidators in the death care industry, significantly reduced the level of acquisition activity. The Company is now focused on a series of growth initiatives designed to organically increase revenues as well as to identify and address underperforming businesses. During 2001, the Company completed joint ventures of its operations in Australia, Spain and Portugal and divested of its operations in the Netherlands, Norway and Belgium. The Company also implemented a plan in 2000 to sell over 500 funeral service locations and cemeteries in North America as going concerns or as real estate. In February 2002, the Company announced the completion of a joint venture transaction with its United Kingdom operations. The Company is currently in discussions with various third parties concerning the joint venturing of its remaining international operations and intends to operate a core business of high quality funeral service locations and cemeteries in North America.

     To compete successfully, the Company's funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. The Company believes it has an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with competing funeral homes, cemeteries and retail locations. Some of the Company's international funeral service locations operate under certain brand names specific to a general area or country. The Company has also branded its network of funeral service locations in North America under the Dignity Memorial(TM) brand name. A national brand name is new and unique to the death care industry in North America and will provide many advantages to the Company, as discussed in more detail in the Future Revenue Growth section in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

     In the death care industry in recent years, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. The west coast of the United States and the State of Florida have the highest concentration of cremation consumers in North America. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company than traditional funeral services. In North America during 2001, 37.0% of all funeral services performed by the Company were cremation cases, compared to 36.3% performed in 2000. The Company has expanded its cremation memorialization products and services in several North American markets, which has resulted in higher average sales for cremation cases compared to historical levels. The Company also continues to expand its nationally branded cremation service locations called National Cremation Service(TM) (NCS). NCS currently operates in fourteen high cremation states and has plans to expand to nineteen states by the end of 2003. The Company believes that the NCS consumer would not have chosen traditional funeral service locations as an alternative to NCS, and therefore is considered an incremental customer to the Company.

     With the aging of the population in North America, the Company continues to believe the death care industry possesses attractive characteristics, and the Company is uniquely positioned, with its unparalleled network of funeral service locations and cemeteries, to benefit from these demographic trends.

DISCONTINUED OPERATIONS

     The Company formerly owned two insurance companies a French life insurance company (Auxia) and a U.S. life insurance company (American Memorial Life Insurance Company or AMLIC). These insurance operations assisted in the funding of prearranged funeral contracts sold by Company-owned or affiliated funeral service locations. During 2000, the Company completed the sales of both insurance companies. Accordingly, the consolidated financial statements in this Form 10-K have been reclassified to reflect these operations as discontinued. Operating results from Auxia have been included through August 31, 2000 and the operating results from AMLIC have been included through September 30, 2000, the disposition dates of the respective companies.

EMPLOYEES

     At December 31, 2001, the Company employed 24,006 (15,275 in the United States) individuals on a full time basis and 9,424 (7,543 in the United States) individuals on a part time basis. Of the full time employees, 23,296 were in the funeral and cemetery operations and 710 were in corporate or other overhead activities and services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans. Eligible United States employees are participants in retirement plans of the Company or various subsidiaries, while foreign employees are covered by other Company defined or government mandated benefit plans. Although labor disputes are experienced from time to time, relations with employees are generally considered favorable.

REGULATION

     The Company's operations are subject to regulations, supervision and licensing under various U.S. federal, state, local and foreign statutes, ordinances and regulations. The Company believes that it is in substantial compliance with the significant provisions of such statutes, ordinances and regulations. Since 1984, the Company has operated in the United States under the Federal Trade Commission (FTC) comprehensive trade regulation rule for the funeral industry. The rule contains requirements for funeral industry practices, including extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. From time to time in connection with the Company's former strategy of growth through acquisitions, the Company entered into consent orders with the FTC that required the Company to dispose of certain operations in order to proceed with such acquisitions, or limited the Company's ability to make acquisitions in specified areas. The trade regulation rule and the various consent orders have not had a material adverse effect on the Company's operations.

     The French funeral services industry has undergone significant regulatory change in recent years. Historically, the French funeral services industry has been controlled, as provided by national legislation, either (i) directly by municipalities through municipality-operated funeral establishments (Municipal Monopoly), or (ii) indirectly by the remaining municipalities that have contracted for funeral service activities with third party providers, such as the Company's French funeral operations (Exclusive Municipal Authority). Legislation was passed that has generally ended municipal control of the French funeral service business and has allowed free competition among funeral service providers. Under such legislation, the Exclusive Municipal Authority was abolished in January 1996, and the Municipal Monopoly was eliminated in January 1998. Cemeteries in France are currently controlled by municipalities and religious organizations. The Company sells cemetery merchandise such as markers and monuments to consumers for use in these cemeteries.

ITEM 2.  PROPERTIES

(DOLLARS IN THOUSANDS)

     The Company's executive headquarters are located at 1929 Allen Parkway, Houston, Texas 77019, in a 12-story office building. A wholly owned subsidiary of the Company owns an undivided one-half interest in the building and parking garage. The other undivided one-half interest is owned by an unrelated third party. The Company will acquire the building at the end of the lease in July 2005 for $2,000. The property consists of approximately 127,000 square feet of office space and 185,000 square feet of parking space. The Company leases all of the office space in the building for $59 per month. The Company pays all operating expenses. One half of the rent is paid to the wholly owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. The Company owns and utilizes two additional buildings located in Houston, Texas for corporate activities containing a total of approximately 167,000 square feet of office space.

     At December 31, 2001, the Company owned approximately 64% of the real estate and buildings used by its 3,751 funeral service locations, cemeteries and crematoria, and 36% of such facilities are leased. In addition, the Company leased two aircraft pursuant to cancelable operating leases. At December 31, 2001, the Company operated 12,076 vehicles, of which 23% were owned and 77% were leased. For additional information regarding leases, see the Contractual, Commercial and Contingent Commitments section in Financial Condition, Liquidity and Capital Resources in Item 7 and note ten to the consolidated financial statements in Item 8 of this Form 10-K.

     At December 31, 2001, the Company's 475 cemeteries contained a total of approximately 30,290 acres, of which approximately 53% was developed.

     The specialized nature of the Company's businesses requires that its facilities be well-maintained and kept in good condition and management of the Company believes that these standards are met.

ITEM 3.  LEGAL PROCEEDINGS

     The following discussion describes certain litigation and proceedings as of March 21, 2002.

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

     The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly-owned subsidiary of the Company into Equity Corporation International
(ECI); (ii) purchased shares of Company common stock in the open market during the period from July 17, 1998 through January 26, 1999 (the Class Period); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI that became options to purchase Company common stock pursuant to the merger; and (vi) held Company employee stock options to purchase Company common stock under a stock plan during the Class Period. Excluded from the class definition categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period (with one amendment by the Court to include James P. Hunter, III as a class member). Mr. Hunter was the Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company.

     The plaintiffs in the Consolidated Lawsuit allege that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Consolidated Lawsuit do not provide a basis for the recovery of damages because the Company made all required disclosures on a timely basis. The Company intends to aggressively defend this lawsuit. At the Court's direction, meetings were held in 2001 between the parties and their insurers to discuss possible resolution of the case, but no progress was made. A Motion to Dismiss the Consolidated Lawsuit filed by the Company and the Individual Defendants is pending before the Court.

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

          No. 33701-01-01; Jack D. Rottman v. Service Corporation International, et al.; In the District Court of Angelina County, Texas ("Rottman" matter); and

          No. 31820-99-2; Charles Fredrick, Individually, and as a Representative of the Class v. Service Corp. International; In the District Court of Angelina County, Texas.

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

     In the Hunter matter, the Texas state district court denied the motion to compel arbitration filed by the Company and the Individual Defendants. This decision is currently on appeal to the Texas Supreme Court (Cause No. 01-0650; In re Service Corporation International, et al.). In the Hammer matter, the Texas state district court ordered the case to arbitration.

     Copies of certain pleadings in these cases are filed as exhibits to this Form 10-K.

     Certain insurance policies held by the Company to cover potential director and officer liability may reduce cash outflows with respect to an adverse outcome of these lawsuits. If an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

     Shareholder Derivative Demand; The Company received a letter dated January 14, 2002, addressed to the Board of Directors, from a law firm stating that it represented a shareholder of the Company. The letter asserts a shareholder derivative demand that the Company take legal action against its directors and officers based upon alleged conduct that is the subject of:

          (1) a putative class action lawsuit filed on December 19, 2001, in Broward Country, Florida against the Company and one of its subsidiaries;

          (2) a lawsuit filed against the Company by former employees of the Company in Atlanta, Georgia; and

          (3) certain events described in newspaper articles referred to in the plaintiffs' consolidated complaint in the Consolidated Lawsuit (described above).

     The Board of Directors has responded to the letter by forming a committee of certain independent directors to conduct an inquiry into the allegations in the letter. The committee has retained independent counsel to assist it in its inquiry. The letter does not seek a specified amount of legal damages. Since the inquiry is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the inquiry.

     Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit

Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (the Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and names the Company and a subsidiary as defendants. It is a putative class action which has not been certified. A hearing on the Motion for Class Certification is currently scheduled to be heard on May 28, 2002.

     The Consumer Lawsuit has been brought on behalf of all persons with burial plots or family members buried at Menorah Gardens & Funeral Chapels in Florida. Excluded from the class definition are persons whose claims have been reduced to judgment or have been settled as of the date of class certification.

     The plaintiffs allege that defendants have failed to exercise reasonable care in handling remains by secretly: (i) dumping remains in a wooded area; (ii) burying remains in locations other than the ones purchased; (iii) crushing vaults to make room for other vaults; (iv) burying remains on top of the other or head to foot rather than side-by-side; (v) moving remains; and (vi) co-mingling remains.

     The plaintiffs in the Consumer Lawsuit allege that the above conduct constitutes negligence, tortious interference with the handling of dead bodies, infliction of emotional distress, and violation of industry specific state statutes, as well as the state's Deceptive and Unfair Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory and punitive damages. They also seek equitable/injunctive relief in the form of a permanent injunction requiring defendants to fund a court supervised program that provides for monitoring and studying of the cemetery and any disturbed remains to insure their proper disposition.

     Since the litigation is in its preliminary stages and discovery has just commenced, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company intends to continue its investigation and to aggressively defend itself in this lawsuit as well as continue to cooperate with state officials in resolving the issues presented.

     In addition to the Consumer Lawsuit described above, the Florida Attorney General and State Comptroller filed an action against the Company on March 1, 2002 styled Office of the Attorney General, Department of Legal Affairs, State of Florida and Office of the Comptroller, Department of Banking and Finance, State of Florida v. Service Corporation International, a Texas Corporation and S.C.I. Funeral Services of Florida, Inc., a Florida Corporation doing business as Menorah Gardens & Funeral Chapels; Case No. CA 02-02666AG; In the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the AG Lawsuit).

     The AG Lawsuit alleges similar claims as the Consumer Lawsuit including that defendants conducted their business through the willful use of false and deceptive representations regarding: (i) the certainty of plot location and size; (ii) the permanence of interment; and (iii) the nature and quality of the care that defendants intended to provide.

     The AG Lawsuit alleges that defendants violated Florida statutes by engaging in the above referenced conduct. The AG Lawsuit seeks: (i) the appointment of a receiver or administrator to manage and correct the operations of the defendants' Florida Menorah Gardens facilities; (ii) a full accounting of all plots sold and offered for sale by defendants at their Florida Menorah Gardens facilities; (iii) an award of unspecified actual damages sustained by consumers; (iv) an award of unspecified punitive damages pursuant to Florida statue; (v) imposition of civil penalties for each violation of the Florida statutes; (vi) an award of attorneys' fees and costs; and (vii) a permanent injunction against the defendants prohibiting them from (a) engaging in the funeral and/or cemetery business at their Florida Menorah Gardens facilities;
(b) using false or misleading representations in their advertising and sales materials directed to the State of Florida; and (c) violating the Florida Statutes.

     As with the Consumer Lawsuit, since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company has insurance policies which are intended to limit the Company's outflows in the event of a decision adverse to the Company in the Consumer Lawsuit and the AG Lawsuit. If an adverse decision in these matters exceeds the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 25, 2002 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                        YEAR
                                                                                       FIRST
                                                                                       BECAME
OFFICER NAME                           AGE                 POSITION                  OFFICER(1)
------------                           ---                 --------                  ----------
R. L. Waltrip........................  71    Chairman of the Board and Chief            1962
                                               Executive Officer
B. D. Hunter.........................  72    Vice Chairman of the Board                 1986
Jerald L. Pullins....................  60    President and Chief Operating Officer      1970
Jeffrey E. Curtiss...................  53    Senior Vice President Chief Financial      2000
                                               Officer
James M. Shelger.....................  52    Senior Vice President General Counsel      1987
                                             and Secretary
J. Daniel Garrison...................  50    Vice President North American              1998
                                             Cemetery Operations
W. Cardon Gerner.....................  47    Vice President Corporate Controller        1999
W. Mark Hamilton.....................  37    Vice President Prearranged Sales           1996
Frank T. Hundley.....................  42    Vice President Treasurer                   2000
Lowell A. Kirkpatrick, Jr. ..........  43    Vice President Operational Management      1994
                                               Systems
Stephen M. Mack......................  50    Vice President North American Funeral      1998
                                               Operations
Thomas L. Ryan.......................  36    Vice President International               1999
                                             Operations
Eric D. Tanzberger...................  33    Vice President Investor Relations and      2000
                                               Assistant Corporate Controller
Stephen J. Uthoff....................  50    Vice President Chief Information           2000
                                             Officer
Michael R. Webb......................  44    Vice President Corporate Development       1998

---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Hunter was appointed Vice Chairman of the Board in January 2000. For more than five years, Mr. Hunter has been the Chairman of Huntco, Inc., an intermediate steel processor, and was also its Chief Executive Officer prior to May 2000. In February 2002, Huntco, Inc., filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Mr. Hunter has been a director of the Company since 1986 and also served as Vice Chairman of the Board of the Company from September 1986 to May 1989.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2001, there were 7,136 holders of record of the Company's common stock.

     In October 1999, the Company suspended payment of regular quarterly cash dividends on its outstanding common stock in order to focus on improving cash flow and reducing existing debt. For the year ended December 31, 1999 dividends per share were $.27.

     The table below shows the Company's quarterly high and low common stock prices for the two years ended December 31, 2001:

                                                             2001            2000
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First quarter..........................................  $4.75   $1.56   $7.00   $3.00
Second quarter.........................................   7.23    4.22    5.44    2.81
Third quarter..........................................   7.90    5.82    3.50    2.13
Fourth quarter.........................................   6.45    4.64    2.56    1.69

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

ITEM 6.  SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following selected consolidated financial data for the years December 31, 1997 through 2001 is derived from the Company's audited consolidated financial statements. This data should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K.

     In 2000, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). See note three to the consolidated financial statements in Item 8 of this Form 10-K for more details on the implementation of SAB No. 101. As a result of this implementation, the Company changed certain of its accounting policies regarding prearranged sales activities. The Company recorded a one time, non-cash charge of $909,315 as of January 1, 2000 representing the cumulative effect of this accounting change. The selected consolidated financial data presented below for 2000 reflects the implementation of SAB No. 101 on January 1, 2000. The selected consolidated statement of operations data presented below for 1999 and 1998 are reported on a pro forma basis to reflect the application of SAB No. 101 to the financial data for those years. The selected consolidated statement of operations data presented below for 1997 is reported on a historical basis, as it was impractical for the Company to obtain the amounts on a pro forma basis prior to 1998. Further, results of operations have been reclassified for all periods presented to separately reflect results of discontinued operations. See note seventeen to the consolidated financial statements of Item 8 of this Form 10-K for further discussion of discontinued operations.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                         AS REPORTED                PRO FORMA          HISTORICAL
                                   -----------------------   -----------------------   ----------
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
SELECTED CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
  Revenue from continuing
     operations..................  $2,510,343   $2,564,730   $2,745,114   $2,354,822   $2,461,690
  (Loss) income from continuing
     operations before
     extraordinary gains and
     cumulative effect of
     accounting change...........    (596,627)    (425,523)    (210,668)     147,854      368,650
  Net (loss) income..............    (597,796)  (1,343,251)    (191,856)     158,435      333,750
  Earnings per share:
  (Loss) income from continuing
     operations before
     extraordinary gains and
     cumulative effect of
     accounting change
     Basic.......................       (2.09)       (1.56)        (.77)         .58         1.51
     Diluted.....................       (2.09)       (1.56)        (.77)         .57         1.45
  Net (loss) income
     Basic.......................       (2.10)       (4.93)        (.70)         .62         1.36
     Diluted.....................       (2.10)       (4.93)        (.70)         .61         1.31
  Cash dividends per share.......          --           --          .27          .36          .30
SELECTED CONSOLIDATED BALANCE
  SHEET DATA (AS REPORTED):
  Total assets...................  11,579,937   12,875,274   12,978,230   11,729,816    9,925,643
  Long-term debt, less current
     maturities..................   2,313,973    3,091,320    3,636,067    3,764,590    2,634,699
  Stockholders' equity...........   1,432,861    1,975,821    3,495,273    3,154,102    2,726,004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

  INTRODUCTION

     The Company is the largest provider of funeral and cemetery services in the world. As of December 31, 2001, the Company operated 3,099 funeral service locations, 475 cemeteries and 177 crematoria located in 11 countries. The Company also has minority interest investments in funeral and cemetery operations in three countries outside of North America. As of December 31, 2001, the Company's largest markets were North America and France, which, when combined, represented approximately 88% of the Company's consolidated revenues, 87% of consolidated income from operations before non-recurring items and 84% of the Company's total operating locations.

     As of December 31, 2001, the funeral and cemetery operations are organized into a North America division covering the United States and Canada, a European division responsible for all operations in Europe and an Other Foreign division relating to operations in the Pacific Rim and South America. The majority of the Company's operations throughout the world are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and preneed sales personnel. Personnel costs, the largest operating expense of the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. Additionally, the Company implemented Central Processing Centers throughout North America to further gain accounting and back-office efficiencies.

STRATEGIC INITIATIVES

     Historically, the Company's growth has been largely attributable to acquiring funeral and cemetery businesses. This acquisition program created the world's largest network of funeral service locations and cemeteries. During the mid-1990s, the funeral and cemetery acquisition market became extremely competitive resulting in increased acquisition prices and substantially reduced returns on invested capital. In early 1999, the Company announced plans to significantly reduce the level of its acquisition activity and pursue other means to create growth from its existing operations. As a result, the Company's strategic plan in 2000 and 2001 was focused on reducing overhead costs, increasing cash flow and reducing debt, while at the same time developing key revenue initiatives designed to drive future organic growth in the Company's core funeral and cemetery operations.

     The Company's objectives in 2002 remain consistent with those established in 1999 and focus on continued stabilization of the Company's capital structure through continued cash flow improvement, asset divestitures and debt reduction. The Company believes its goal of stabilizing its capital structure will be achieved by having a debt to recurring operating free cash flow ratio of 10:1 or less. Management believes this ratio is consistent with a stable "BB" credit rating from Standard & Poor's and "Ba2" from Moody's, with general access to the capital markets. To achieve these goals, the Company will continue to concentrate on cost reduction initiatives and will use its total operating free cash flow and proceeds from assets sales/joint ventures to reduce debt. Management's incentive compensation plan is aligned with the execution of these elements of its strategic plan.

     The Company intends to operate a core business of high quality funeral service locations and cemeteries in North America. During 2000, the Company sold its wholly owned insurance operations in France and in the United States. During 2001, the Company completed joint ventures of its operations in Australia, Spain and Portugal and divested of its operations in the Netherlands, Norway and Belgium. The Company also implemented a plan in 2000 to sell over 500 funeral service locations or cemeteries in North America. In February 2002, the Company announced the completion of a joint venture transaction with its United Kingdom operations. The Company is currently in discussions with various third parties concerning the sales or joint ventures of its remaining international operations outside of North America. The timing of the completion of international and certain North America asset sales/joint ventures to achieve the Company's core North America businesses strategy is not easily predictable. The Company does believe the execution of asset sales/joint ventures for certain North America and European businesses is probable in 2002, but believes the completion of the marketing program for the disposition of its South America operations could be of a longer duration.

  Cost Reductions

     The Company's overhead costs include corporate general and administrative expenses, regional field overhead costs and other home office costs related to functions directly supporting field operations. As a result of the Company's continued focus on overhead reduction, total overhead costs for 2001 decreased approximately 9.7% compared to 2000. The Company's corporate general and administrative expenses decreased approximately 12.0% in 2001 compared to 2000 as a result of general cost reductions at the corporate level and the completion of the implementation of its North America proprietary point of sale systems in 2000.

  Operating Free Cash Flow

     Recurring operating free cash flow is calculated by adjusting cash flows provided by operating activities to exclude (i) cash payments associated with the Company's restructuring and non-recurring charges and (ii) other cash receipts or payments (included in cash flows provided by operating activities) which are of a non-recurring operational nature, and then subtracting maintenance capital expenditures. Total operating free cash flow is calculated in the same manner as above except the amount includes all non-recurring cash payments and receipts and non-recurring or growth capital expenditures. The Company's total operating free cash flow does not include proceeds from business sales or joint ventures. Maintenance capital expenditures are considered expenditures reasonably necessary to maintain the Company's funeral service locations, cemeteries, crematoria and other facilities in a condition conducive for normal business practices. Non-recurring or growth capital expenditures are considered expenditures made for the purpose of generating additional or incremental revenues (i.e. building combination facilities).

                                   2001       2000     IMPROVEMENT       2002 GOAL       2003 GOAL
                                 --------   --------   -----------   -----------------   ---------
Total Operating Free Cash
  Flow.........................  $331,965   $219,725    $112,240                    --         --
Recurring Operating Free Cash
  Flow.........................  $170,470   $ 62,025    $108,445     $160,000-$180,000   $200,000

     Included in total operating free cash flow of $331,965 for the year ended 2001 is $161,495 of net non-recurring funds comprised of an approximate $116,300 income tax refund and the collection of receivables from funeral and cemetery trust funds of approximately $79,800, offset by non-recurring payments of approximately $27,900 related to the Company's curtailed pension plans and $6,705 of other non-recurring cash payments. The improvement in recurring operating free cash flow in 2001 of $108,445 is primarily a result of (i) working capital improvement, (ii) reductions in capital expenditures, (iii) decreases in cash interest, (iv) reductions in net cash taxes, and (v) the acceleration of customer cash receipts as a result of expanding the Company's surety bonding programs for prearranged funeral and preneed cemetery activities. The Company's surety bonding programs increased recurring operating free cash flow by $34,700 in 2001 compared to 2000 by accelerating customer cash receipts to the Company in which a portion would have otherwise been required to be placed into trust funds until the related merchandise is delivered or service is performed.

     The Company's operating free cash flow goals for 2002 relate to the Company's businesses it expects to retain in 2002, namely its core North America businesses and its current South America businesses. These retained businesses are expected to generate recurring operating free cash flow in 2002 that is comparable with 2001 levels, despite increases in expected cash tax payments of $50,000-$60,000 and the net loss of recurring operating free cash flow from actual and potential sales/joint ventures of international operations over and above assumed cash interest savings. The Company's goal is to produce recurring operating free cash flow of $200,000 in 2003. These recurring operating free cash flow targets assume the Company is successful in executing its business plan creating revenue and earnings growth. These targets also assume the Company continues to access the surety market to procure bonds for prearranged funeral and preneed cemetery activities in those states that allow such bonds. If such access to the surety markets is curtailed or interrupted, the Company might have to reassess its recurring operating free cash flow targets. See further discussion of the Company's use of surety bonds in the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in this Form 10-K.

  Debt Reduction

Peak debt at September 30, 1999.............................   $4,200,023
Debt at December 31, 1999...................................   $4,060,016
Debt at December 31, 2000...................................   $3,268,102
Debt at December 31, 2001...................................   $2,534,613
Targeted debt balance at December 31, 2002..................   $1,800,000

     Debt at December 31, 2001 included approximately $113,500 of currently maturing debt associated with the financial restructuring of the Company's French subsidiary, which is expected to be satisfied with non-cash French assets in 2002. Funds available to achieve the Company's debt reduction in 2001 were primarily generated from (i) the Company's total operating free cash flow, (ii) proceeds from joint ventures of Australia, Spain and Portugal operations, (iii) proceeds from the sale of the Company's operations in Norway, the Netherlands and Belgium, (iv) proceeds from the sale of the Company's equity interest in a Canadian funeral and cemetery company, and (v) proceeds from sales of certain non-strategic funeral and cemetery operations in North America.

  Future Revenue Growth

     The Company intends to operate a core business of high quality funeral services locations and cemeteries in North America. The Company and its Dignity Memorial(TM) affiliates currently have the largest network of funeral service locations and cemeteries in North America with estimated coverage of approximately 70% of the major population areas. This network forms the foundation of the Company's business strategy to generate revenue growth without the outlay of significant additional capital.

     The following details events that can positively affect revenues. The Company refers to these events as revenue drivers to its funeral and cemetery businesses.

REVENUE DRIVERS

  FUNERAL

     - Funeral services performed.

     - Average revenue per funeral service.

  CEMETERY

     - Interments performed.

     - Delivery of cemetery property and merchandise.

     - Development of cemetery inventory.

     - Cash receipts and down payments on preneed cemetery property sales.

     The Company has several revenue growth initiatives, which are designed to positively affect these revenue drivers and increase revenues. Some of the Company's most important revenue growth initiatives are listed and described below.

     - Creation of a seamless, national brand of funeral service locations under the Dignity Memorial(TM) brand name.

     - Increase in the population coverage of the Dignity Memorial(TM) branded network through third party franchise relationships.

     - Establishment of exclusive, national, branded affinity relationships with employers, social, fraternal and charitable groups or institutions.

     - Implementation of Dignity Memorial(TM) funeral and cremation packages.

     - Improvement of standards in customer service.

     - Continued commitment to funeral and cemetery prearrangement.

     - Expansion of cremation marketing, merchandising and services.

     - Modification of sales commission and incentive compensation structures.

     - Focus on sales of deliverable cemetery property and merchandise.

     - Growth capital expenditures.

     The development of the Dignity Memorial(TM) brand name is a unique opportunity the Company believes only it can pursue because of its size and geographic diversity. This opportunity creates the first national brand in the death care industry in North America that is recognized and portable on a national basis and can potentially affect the Company's funeral services performed revenue driver. A national network with national portability of products and services is important to the Company's current and prospective affinity partners. The Dignity Memorial(TM) provider network will also be developed through a franchise program by offering non-SCI funeral service locations, primarily in markets where the Company does not currently have coverage, the opportunity to join the Dignity Memorial(TM) provider network and have access to the Dignity Memorial(TM) branded products and services, marketing and referral programs, training programs, prearranged funeral funding services and merchandising expertise.

     The Company is continuing its efforts to execute agreements with affinity partners on national, regional and local levels which provide exclusive, direct access through mail or other agreed upon media to large groups of individuals who meet the Company's ideal customer profile. The company believes the ability to enter into these national relationships due to the expansive network coverage the Company enjoys is one of its most compelling competitive advantages in the death care industry. The Company believes this is one of its most powerful revenue initiatives that can positively affect its funeral services performed revenue driver. This program is focused on local relationships in a community as well as on national relationships (i.e., Veterans of Foreign Wars).

     The Company completed the implementation of Dignity Memorial(TM) branded funeral and cremation packages in North America in 2001. The Dignity Memorial(TM) funeral and cremation packages are designed to simplify customer decision making and include new products and services which have traditionally not been available through funeral service locations. Examples of these new products and services include legal services, estate organizing and planning, grief counseling, bereavement discounted airfares and virtual family archiving services on the Internet. These new products and services are designed to increase customer satisfaction while also positively affecting the Company's average revenue per funeral service revenue driver.

     The Company has implemented comprehensive continuous customer surveys in North America to provide valuable feedback from consumers in order to enhance customer service and provide insight into consumer preferences for additional products and services. The Company received responses from 45% of all families serviced in 2001 in North America funeral service locations, which is considered to be a very high survey return rate. The customer surveys give the Company a 98.7% approval rating which is a key indicator of customer satisfaction affecting the Company's funeral services and cemetery interments performed revenue drivers.

     The Company remains committed to prearrangement programs with consumers for funeral and cemetery products and services. The Company believes these programs can increase future market share in its funeral and cemetery markets. Funeral and cemetery prerrangment is one of the most important revenue growth initiatives of the Company as this initiative can positively affect several revenue drivers such as funeral services and cemetery interments performed, average revenue per funeral service, delivery of cemetery products and services and cash receipts and down payments on preneed cemetery property sales. With the reduction of marketing costs, the refinement of the sales commission structure, the shift to insurance funding of prearranged funeral sales creating general agency commissions and cash overrides, the use of direct-to-consumer prearranged marketing and the use of surety bonding programs, the Company has greatly improved the cash flow characteristics and economics of this important revenue growth initiative. The Company also initiated sales of Dignity Memorial(TM) packaged funeral and cremation plans in late 2001 on a prearranged basis which can positively affect the average revenue per funeral service revenue driver at the time the contract matures and the service is performed.

     The Company currently has a backlog of prearranged funeral contracts of approximately $4.6 billion and of preneed cemetery contracts of approximately $1.8 billion. These backlogs represent future revenues to the Company. For a complete discussion of these activities, see the Prearranged Funeral and Cemetery Activities section included in Financial Condition, Liquidity and Capital Resources and notes four and five to the consolidated financial statements in Item 8 of this Form 10-K. Additionally, see the Financial Assurance section included in Financial Condition, Liquidity and Capital Resources for a complete discussion on the Company's use of surety bonds in its funeral and cemetery prearrangement activities.

     The Company believes there are significant opportunities to increase market share in the cremation segment of its business through more effective marketing of cremation products and services. While the Company will continue to expand cremation memorialization products and services at its traditional funeral service locations and cemeteries, the Company also plans to expand its National Cremation Service(TM) operations, the largest single provider of cremation services in North America, from its existing base in fourteen states into five additional states by the end of 2003.

     The Company has modified the sales commission and incentive compensation structures to focus on cash collections and receipts. While this is one of the Company's key cash flow initiatives, cash receipts and down payments are also key revenue drivers that can generate revenue recognition for preneed cemetery sales of constructed cemetery property. The Company has also incented its preneed cemetery sales force to focus on sales of deliverable cemetery property and merchandise. While this can avoid funds being trusted under applicable state laws and is also a key cash flow initiative, revenues are recognized upon evidence of delivery of cemetery property and merchandise.

     The Company has plans in 2002 to invest $25,000 to $35,000 of free cash flow in growth capital expenditures mainly comprising of the construction of funeral service locations and additional development of cemetery inventory. The Company believes construction of certain funeral service locations, including combination facilities, can meet the Company's requirement of a cash return exceeding its weighted average cost of capital. With a cash receipt or down payment of 10% or more, the development or construction of cemetery property can generate revenue recognition from preneed cemetery property sales.

  Outlook for 2002

     The Company's objectives in 2002 remain consistent with those established in prior years and focus on continued stabilization of the Company's capital structure through continued cash flow improvement, asset divestitures and debt reduction. The Company believes its goal of stabilizing its capital structure will be achieved by having a debt to recurring operating free cash flow ratio of 10:1 or less, which management believes is consistent with a stable "BB" credit rating from Standard & Poor's and "Ba2" from Moody's, with general access to the capital markets. To achieve these goals, the Company will continue to use its total operating free cash flow and proceeds from asset sales/joint ventures to reduce debt. The Company's targeted debt balance is $1,800,000 or less by the end of 2002.

     As previously disclosed, the Company intends to operate a core business of high quality funeral service locations and cemeteries in North America. The timing of the completion of international and certain North America asset sales/joint ventures to achieve the Company's core North America business strategy is not easily predictable. The Company does believe execution of asset sales/joint ventures for its European businesses is probable in 2002, but believes the completion of the marketing program for the disposition of its South America operations could be of a longer duration. The Company's outlook for 2002 for operating free cash flow is made with the assumption the Company's 2002 financial results will contain only the core North America network and current South America businesses (currently owned European businesses are excluded in their entirety for 2002 guidance).

     The retained businesses of 2002 are expected to generate recurring operating free cash flow between $160,000 and $180,000 in 2002, which is comparable with $170,470 generated in 2001, despite increases in expected cash tax payments of $50,000 to $60,000 and the net loss of recurring operating free cash flow from actual and potential sales/joint ventures of international operations over and above assumed cash interest savings. The Company's goal is to produce recurring operating free cash flow of $200,000 in 2003.

     The retained businesses discussed above currently have an annual run-rate of EBITDA (excluding gains from dispositions) of approximately $400,000, consisting of $390,000 from the core North America network and $10,000 from South America operations. The Company calculates EBITDA for each period by adding interest, tax, depreciation and amortization expense to net income before non-recurring items. In 2002, the Company will exclude gains from dispositions from EBITDA. The Company has several revenue growth initiatives in place designed to organically grow funeral and cemetery revenues as well as EBITDA. These initiatives are designed to affect revenue drivers for both the funeral and cemetery businesses resulting in increases in revenues. See the Future Revenue Growth section included in Strategic Initiatives for a detailed discussion of these revenue initiatives designed to positively affect funeral and cemetery revenue drivers.

     Comparable North America funeral revenues are expected to grow in the low single digit percentage range in 2002 based on equivalent funeral services performed and low single digit percentage growth in the average revenue per funeral service. Comparable North America cemetery revenues in 2002 are expected to be similar to 2001. Increases in the sales of deliverable cemetery property and merchandise and the development of cemetery property inventory in 2002 will be offset by less revenues in 2002 compared to 2001 levels from changes in estimates of the Company's deferred preneed cemetery contract revenues. The Company has an ongoing review program of its obligations for delivery of cemetery merchandise and services to customers in order to collect funds from applicable cemetery trust funds. Revenue recognition is triggered upon evidence of delivery of such merchandise and services.

     Comparable North America gross margin percentages are expected to improve for funeral and cemetery operations in 2002 as a result of the execution of the Company's business plan and the elimination of approximately $41,800 ($37,500 after tax) of amortization of North America goodwill under new accounting standards. Comparable North America funeral gross margin percentages are expected to be in the 18%-23% range for the full year of 2002 and comparable North America cemetery gross margin percentages are expected to be in the 11%-16% range for the full year of 2002.

     The Company needs to execute its strategic plan and accomplish several important and challenging tasks to meet its financial goals for 2002. Some of these are listed below and are not intended to be an all inclusive listing.

     - The Company must complete is assets sales/joint ventures programs both internationally and in North America creating cash proceeds for the reduction of debt.

     - Continue to manage operating and overhead costs.

     - Continue to assess asset rationalization programs in needed areas.

     - Successfully execute revenue growth initiatives to create revenue and EBITDA growth.

     - Retain key relationships with client families, vendors and regulators to allow the Company's operations to operate in the ordinary course of business for the benefit of the Company's shareholders.

     - Retain key relationships with surety bonding companies. The Company's recurring operating free cash flow targets assume the Company continues to access the surety market to procure bonds for prearranged funeral and preneed cemetery activities in those states that allow such bonds. If such access to the surety markets is curtailed or interrupted, the Company might have to reassess its future recurring operating free cash flow targets.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING CHANGES

     The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The following is a discussion of the Company's critical accounting policies pertaining to revenue recognition, the impairment of long-lived assets and for long-lived assets to be disposed of, and the use of estimates.

  REVENUE RECOGNITION

     Funeral revenue is recognized when funeral services are performed. The Company's trade receivables primarily consist of funeral services already performed. The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings and increasing insurance benefits, are deferred until such time that the funeral services are performed (see note four to the consolidated financial statements in Item 8 of this Form 10-K).

     Sales of atneed cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise delivered. Preneed cemetery interment sales of constructed cemetery burial property are not recognized until a minimum percentage (10%) of the sales price has been collected. Once 10% of the sales price is collected, all of the constructed interment sale revenue is recognized. Revenues related to the preneed sale of unconstructed cemetery burial property will be deferred until such property is constructed and the minimum percentage of the sales price has been collected. Further, the Company defers certain direct obtaining costs (selling and commissions incurred to obtain preneed contracts) associated with these sales which are expensed when revenue is recognized (see notes three and five to the consolidated financial statements in Item 8 of this Form 10-K).

     Costs related to the sales of interment rights are the accumulation of property costs and development costs specifically identified by project. At the completion of the project, costs are charged to operations as revenue is recognized. Costs related to sales of merchandise and services are based on actual costs incurred.

  IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of their carrying amount or fair value less estimated cost to sell.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates. Key estimates used by management, among others, include:

          Allowance for doubtful accounts -- The Company estimates its allowance for doubtful accounts based on analysis of historical collection activity. These estimates could be impacted by changes in the economy, among other things.

          Depreciation of long-lived assets -- The Company depreciates its long-lived assets over their remaining estimated useful lives. These estimates of the remaining useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements.

          Amortization of deferred funeral obtaining costs -- The Company amortizes its prearranged funeral obtaining costs over 20 years, a period representing the estimated life of the prearranged funeral contracts. This estimate could be impacted by changes in mortality rates and changes in the demographics of the Company's customers. Preneed cemetery obtaining costs are not amortized and are expensed at the time the applicable contract revenues are recognized.

          Taxes -- The Company's ability to realize the benefit of its deferred tax assets requires the Company to achieve certain future earnings levels. The Company has established a valuation allowance against a portion of its deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates.

          Preneed cemetery revenues -- The Company recognizes revenues associated with preneed cemetery merchandise and services upon evidence of delivery of such merchandise and services. The Company has an ongoing review program of its obligations for delivery of cemetery merchandise and services. Included in the Company's backlog of preneed cemetery contract revenues of approximately $1.8 billion are estimates made by management related to the status of delivery of cemetery merchandise and services. Any changes in these estimates in future periods and resulting revenue recognition of these obligations will vary and depend upon the outcome of such obligation reviews.

  ACCOUNTING CHANGES

     In 2000, the Company implemented SAB No. 101 which changed the Company's accounting policies regarding the manner in which the Company records prearranged sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. The accounting change, which occurred as a result of the required implementation of SAB No. 101, has been treated as a change in accounting principle effective as of the beginning of 2000. For a more detailed discussion of these changes, see note three to the consolidated financial statements in Item 8 of this Form 10-K. The cumulative effect of these changes resulted in an after tax charge of $909,315 or $3.34 per diluted share.

     In 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities: An Amendment of FASB Statement No. 133." In accordance with these pronouncements, the Company recognized a cumulative effect of a change in accounting principles, net of applicable taxes, of $7,601. The charge primarily relates to the recognition of net deferred charges from interest rate gains and losses realized in the termination of swap agreements designated as cash flow hedges. These charges were previously amortized into interest expense over the terms of the swap agreements, whereas the new standards require recognition as the derivative gains and losses are incurred.

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the years ended December 31, 2001, 2000 and 1999. Most of the financial analysis in this section relates to comparable financial information, which the Company believes provides a more meaningful discussion of results of operations. Comparable results in all periods represent financial results excluding operations that have been acquired or constructed after January 1, 2000 or operations that have been divested by the Company prior to December 31, 2001. As a result, some acquisitions entered into in 1999 may not be included for the full year, depending on the timing of the acquisition. As previously disclosed, the Company implemented SAB No. 101 in 2000, which primarily changed the Company's accounting policies regarding the manner in which it records preneed cemetery sales activities. For purposes of the following discussion, 1999 financial information is presented on a pro forma basis as if SAB No. 101 had been implemented at the beginning of 1999. All comparisons in this results of operations section will be discussed using the pro forma 1999 amounts. The Company has excluded the results of its discontinued insurance operations from the following discussions for all years presented. During 2000, the Company completed the sale of its discontinued insurance operations to third parties. For further discussion see Non-recurring items and Definitions and Descriptions of Pro Forma Financial Information in this Form 10-K.

  Consolidated Results

     For the year ended December 31, 2001, the Company reported total revenues from continuing operations of $2,510,343, representing a 2.1% decrease compared to total revenues from continuing operations for 2000 of $2,564,730. Gross profit from continuing operations improved 9.7% to $359,386 and the gross margin percentage increased in 2001 to 14.3% from 12.8% in 2000. The decline in revenues is primarily attributable to operations disposed in 2001, while the improvement in gross profit and margin percentage is the result of the cost reduction initiatives and changes in estimates of previously deferred cemetery revenue during the year. See note two to the consolidated financial statements in Item 8 of this Form 10-K.

     Results for the Company's comparable, continuing operations by geographic segment are detailed in the following tables:

                                                    COMPARABLE YEAR ENDED DECEMBER 31, 2001
                              ------------------------------------------------------------------------------------
                                NORTH       % OF                 % OF      OTHER     % OF                   % OF
                               AMERICA     REVENUE    EUROPE    REVENUE   FOREIGN   REVENUE     TOTAL      REVENUE
                              ----------   -------   --------   -------   -------   -------   ----------   -------
Revenues:
  Funeral...................  $1,109,357     64.6%   $584,053     96.0%   $11,350     18.5%   $1,704,760     71.4%
  Cemetery..................     608,895     35.4%     24,418      4.0%    49,873     81.5%      683,186     28.6%
                              ----------    -----    --------    -----    -------    -----    ----------    -----
                              $1,718,252    100.0%   $608,471    100.0%   $61,223    100.0%   $2,387,946    100.0%
                              ==========    =====    ========    =====    =======    =====    ==========    =====
Gross profit and margin
  percentage:
  Funeral...................  $  208,393     18.8%   $ 39,378      6.7%   $ 1,952     17.2%   $  249,723     14.6%
  Cemetery..................      85,172     14.0%      7,738     31.7%     5,981     12.0%       98,891     14.5%
                              ----------    -----    --------    -----    -------    -----    ----------    -----
                              $  293,565     17.1%   $ 47,116      7.7%   $ 7,933     13.0%   $  348,614     14.6%
                              ==========    =====    ========    =====    =======    =====    ==========    =====

                                                    COMPARABLE YEAR ENDED DECEMBER 31, 2000
                              ------------------------------------------------------------------------------------
                                NORTH       % OF                 % OF      OTHER     % OF                   % OF
                               AMERICA     REVENUE    EUROPE    REVENUE   FOREIGN   REVENUE     TOTAL      REVENUE
                              ----------   -------   --------   -------   -------   -------   ----------   -------
Revenues:
  Funeral...................  $1,104,126     67.9%   $593,598     96.7%   $11,900     20.6%   $1,709,624     74.4%
  Cemetery..................     522,737     32.1%     20,501      3.3%    45,884     79.4%      589,122     25.6%
                              ----------    -----    --------    -----    -------    -----    ----------    -----
                              $1,626,863    100.0%   $614,099    100.0%   $57,784    100.0%   $2,298,746    100.0%
                              ==========    =====    ========    =====    =======    =====    ==========    =====
Gross profit and margin
  percentage:
  Funeral...................  $  220,223     19.9%   $ 26,611      4.5%   $ 2,780     23.4%   $  249,614     14.6%
  Cemetery..................      39,665      7.6%      2,690     13.1%       518      1.1%       42,873      7.3%
                              ----------    -----    --------    -----    -------    -----    ----------    -----
                              $  259,888     16.0%   $ 29,301      4.8%   $ 3,298      5.7%   $  292,487     12.7%
                              ==========    =====    ========    =====    =======    =====    ==========    =====

                                                    COMPARABLE YEAR ENDED DECEMBER 31, 1999
                              ------------------------------------------------------------------------------------
                                NORTH       % OF                 % OF      OTHER     % OF                   % OF
                               AMERICA     REVENUE    EUROPE    REVENUE   FOREIGN   REVENUE     TOTAL      REVENUE
                              ----------   -------   --------   -------   -------   -------   ----------   -------
Revenues:
  Funeral...................  $1,092,825     65.5%   $691,328     97.0%   $12,136     16.9%   $1,796,289     73.2%
  Cemetery..................     575,984     34.5%     21,408      3.0%    59,862     83.1%      657,254     26.8%
                              ----------    -----    --------    -----    -------    -----    ----------    -----
                              $1,668,809    100.0%   $712,736    100.0%   $71,998    100.0%   $2,453,543    100.0%
                              ==========    =====    ========    =====    =======    =====    ==========    =====
Gross profit and margin
  percentage:
  Funeral...................  $  219,626     20.1%   $ 40,968      5.9%   $ 3,485     28.7%   $  264,079     14.7%
  Cemetery..................      33,985      5.9%      2,942     13.7%    14,034     23.4%       50,961      7.8%
                              ----------    -----    --------    -----    -------    -----    ----------    -----
                              $  253,611     15.2%   $ 43,910      6.2%   $17,519     24.3%   $  315,040     12.8%
                              ==========    =====    ========    =====    =======    =====    ==========    =====

  Funeral

                                                  COMPARABLE FUNERAL SERVICES PERFORMED
                                                  -------------------------------------
                                                   NORTH               OTHER
                                                  AMERICA   EUROPE    FOREIGN    TOTAL
                                                  -------   -------   -------   -------
December 31:
2001............................................  282,039   217,293    4,104    503,436
2000............................................  283,280   224,522    4,286    512,088
1999............................................  283,123   241,841    4,179    529,143

     Comparable North America funeral revenues remained relatively flat in 2001 compared to 2000 despite a slight decline in the comparable number of funeral services performed over the same period. This decline in the number of funeral services performed was offset by an increase in the average revenue per funeral service to $3,934 in 2001 from $3,898 in 2000. The average revenue per funeral service continues to increase as a result of the Company's growth initiatives, such as Dignity Memorial TM packaged funeral plans.

     Comparable international funeral revenues remained stable in 2001 despite a 3.2% decline in the number of funeral services performed. Increases in monument sales and the average revenue per funeral service in the Company's French operations had the effect of offsetting the decline in the number of funeral services performed. Monument sales, which are not a component of the number of funeral services performed, were a significant factor attributing to the stabilized revenues. Additionally, the average revenue per funeral service increased as a result of additional products and services and inflationary adjustments. This growth was offset by the negative effect of foreign currency translation of $21,400 resulting from the weakened euro relative to the U.S. dollar during the year.

     Comparable North America gross profit and margin percentage declined in 2001 compared to 2000 as the result of increased costs related to training, compensation and facilities. The Company has committed to expanding personnel training programs and improving customer satisfaction, and as a result of this commitment, has experienced increased personnel costs in 2001 compared to 2000. These training initiatives are targeted at expanding market share and future revenue growth from the Company's North America funeral operations. Facility costs increased as a result of higher utility and building maintenance costs. These increased costs were offset in the fourth quarter of 2001 by an approximate $4,000 reduction in the Company's allowance for doubtful accounts and approximately $4,500 recognized in general agency commissions. The reduction in the allowance for doubtful accounts is due to ongoing successful cash flow initiatives, which have resulted in improved collection of trade receivables. The recognition of general agency commissions is the result of commissions paid to the Company for insurance funded prearranged funeral contracts in excess of prearranged funeral deferred net obtaining costs.

     Comparable international gross profit and margin percentage improved in 2001 compared to 2000 as a result of improved margins in the Company's European segment. The European segment has been positively impacted in 2001 from cost rationalization programs. Additionally, revenue enhancement initiatives have resulted in an increase in the average revenue per funeral service in 2001 over 2000.

     Comparable North America funeral revenues in 2000 increased compared to pro forma 1999 as a result of an increase in the average revenue per funeral service to $3,898 in 2000 from $3,859 in 1999. This increase is attributable to the Company's ongoing revenue growth initiatives, such as the introduction of Dignity Memorial(TM) funeral package plans.

     Comparable international funeral revenue in 2000 compared to pro forma 1999 decreased as a result of a 7.0% decrease in volume as well as a $93,000 negative impact of foreign currency translation. The decline in volume is primarily attributable to a reduction in the number of deaths in the Company's European market and from losses in market share in the Company's French funeral service locations as a result of increased and new competition from the deregulation of the funeral industry in France. For further information on the deregulation of the funeral industry in France, see the section Regulation in Item 1 of this Form 10-K.

     Funeral gross profits decreased 5.5% in 2000 compared to pro forma 1999. The decrease is related to a reduction in the number of deaths in Europe in 2000 as discussed above. North America gross profit and margin percentage remained stable in 2000 compared to pro forma 1999.

  Cemetery

     Comparable North America cemetery revenues increased 16.5% in 2001 compared to 2000 as a result of increases in completed, cemetery property development projects; increases in the amount of cash receipts and down payments received from preneed property sales; and changes in estimates of deferred preneed cemetery revenues. In connection with the Company's ongoing review of obligations to deliver cemetery merchandise and services to customers in order to collect funds due to the Company from applicable cemetery trust funds, the Company recognized revenues of approximately $68,500 in 2001 as a change in estimate of previously deferred preneed cemetery contract revenues. As part of its ongoing cash flow initiatives, the Company intends to continue the review of these obligations; however, the impact recognized in 2002 is expected to be less than 2001.

     Comparable international cemetery revenues increased 11.9% in 2001 compared to 2000 as a result of improvements in preneed sales in the Company's United Kingdom operations and lower cancellations in the Company's South America operations in 2001, offset by the negative effect of foreign currency on comparable cemetery results of $5,800 in 2001.

     Comparable North America cemetery gross profit and margin percentage increased in 2001 compared to 2000 as a result of recognition of previously deferred preneed cemetery contract revenues discussed above that could be delivered to customers under applicable laws. This change in estimate increased comparable North America gross profit by $54,900 in 2001.

     Comparable international cemetery gross profit and margin percentage increased in 2001 compared to 2000 as a result of improved preneed sales in the Company's United Kingdom operations and lower cancellations in the Company's South America operations.

     Comparable cemetery revenues in the Company's North America cemetery segment decreased 9.2% in 2000 compared to pro forma 1999 results due to significant changes to cemetery employee compensation plans, which began to be implemented in late 1999. The Company changed the cemetery employee compensation plans in 2000 to focus on cemetery property sales, which are more difficult to sell and had the effect of adversely impacting cemetery revenues in 2000 compared to 1999.

     Comparable international cemetery revenues decreased 18.3% in 2000 compared to pro forma 1999 as a result of lower revenue from higher cancellations in the Company's Argentina operations. Argentina had increased cancellations as a result of a weakened economy over the last several years.

     Comparable North America cemetery gross profit increased in 2000 compared to pro forma 1999 as a result of changes in the Company's cemetery employee compensation plans; which, although adversely affecting cemetery revenues, positively impacted gross margin in 2000 compared to 1999.

     Comparable international cemetery gross profit and margin percentage decreased in 2000 compared to 1999 as a result of lower sales in the Company's Argentina operations coupled with higher cancellations from the deterioration of the Argentina economy.

  Other Income and Expenses

     The Company's general and administrative expenses decreased to $70,309 in 2001 from $79,932 in 2000. The decrease in general and administrative expenses was the result of the reduction in costs after implementing the Company's North America proprietary point of sale systems as well as completing the initial roll out of the Company's Central Processing Centers in its North America operating clusters in 2000. General and administrative expenses in 2000 were lower than 1999 as a result of year 2000 (Y2K) preparation, implementation of EVA(R) base incentive compensation models, and increased costs related to the proprietary point of sale systems. Expressed as a percentage of revenue from continuing operations, general and administrative expenses were 2.8%, 3.1%, and 2.7% for the years ended December 31, 2001, 2000, and 1999, respectively.

     Interest expense decreased to $211,626 in 2001 compared to $281,548 in 2000 and $238,185 in 1999. The decrease reflects lower financing costs as the Company successfully reduced outstanding debt. The Company has also experienced improved interest rates in 2001 with a weighted average interest rate of 6.72% at December 31, 2001, compared to 7.08% and 6.97% at December 31, 2000 and 1999, respectively.

     Other income was $15,044 in 2001 compared to $17,455 in 2000 and $12,007 in 1999. Other income primarily consists of income from various notes receivable and cash investments, equity from earnings of investments in certain companies and cash overrides from prearranged funeral sales with the Company's divested insurance operations in North America and France (see Discontinued Operations discussion in Item 1 of this Form 10-K).

     Gains from dispositions were $16,224 in 2001 compared to $17,181 in 2000 and $19,752 in 1999. Included in gains from dispositions are asset sales not associated with previously recognized impairment charges. Also included in gains from dispositions is a $2,062 gain recognized on the sale of 85% of the Company's Spain and Portugal operations in August 2001.

  Restructuring and Non-Recurring Charges

     Restructuring and non-recurring charges recorded in 2001 were $644,147 and consisted of $663,548 in charges related to (i) the loss on joint venturing the Company's Australian operations, (ii) losses from the disposition of operations in the Netherlands, Norway and Belgium, and (iii) international operations held for sale. These charges were offset by $19,401 consisting of favorable changes in estimates of previously recorded charges of certain divested North America funeral homes and cemeteries and the Company's equity investment in a Canadian funeral home and cemetery company. In 2000, the Company recorded restructuring and non-recurring charges of $461,072 which consisted of (i) $351,159 related to the planned divestitures of certain North America businesses, (ii) $83,256 related to the reduction in the carrying value of the Company's equity investment in a Canadian funeral and cemetery company, and (iii) $26,657 in changes in estimates of previously recorded charges. In 1999, the Company recorded restructuring and non-recurring charges totaling $362,428 which consisted of (i) $207,432 in severance costs, (ii) $73,728 impairment for assets held for sale, (iii) $18,245 impairment for loans made by the Company's lending subsidiary, and (iv) $63,023 in other cost initiative programs. For further information detailing these non-recurring items, see note sixteen to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company recorded certain additional non-recurring items during 2001, 2000 and 1999, related to extraordinary gains on early extinguishments of debt, net losses associated with the sales of the Company's discontinued operations and cumulative effects of accounting changes. For a detailed discussion of these and other non-recurring items, see Non-recurring Items and Definitions and Description of Pro forma Financial Information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                                                  FEBRUARY 28,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Cash and cash equivalents.......................   $  300,000     $   29,292     $   47,909
Total debt......................................    2,500,794      2,534,613      3,268,102
Net debt (total debt less cash).................    2,200,794      2,505,321      3,220,193

     In February 2002, the Company completed a joint venture transaction related to its funeral, cemetery and crematoria operations in the United Kingdom. This transaction resulted in the Company purchasing a 20% minority interest in the joint venture and receiving cash proceeds of approximately $273,000 on a pretax basis. These cash proceeds have resulted in the Company having a cash balance of approximately $300,000 as of February 28, 2002. The Company's debt balances at February 28, 2002 and December 31, 2001 also included approximately $110,900 and $113,500, respectively, of current maturing debt associated with the financial restructuring of the Company's French subsidiary, which is expected to be satisfied with non-cash French assets in 2002. The Company's objectives in 2002 remain consistent with those established in prior years and focus on continued stabilization of the Company's capital structure through continued cash flow improvement, asset divestitures and debt reduction. The Company believes its goal of stabilizing its capital structure will be achieved by having a debt to recurring operating free cash flow ratio of 10:1 or less. Management believes this ratio is consistent with a stable "BB" credit rating from Standard & Poor's and "Ba2" from Moody's with general access to the capital markets. The Company's financial goals in 2002 are to complete asset sales/joint venture transactions to produce approximately $550,000 in net pretax cash proceeds, produce recurring operating free cash flow of $160,000 to $180,000 and to use these funds to reduce the Company's outstanding debt to $1,800,000 by December 31, 2002.

     The Company calculates recurring operating free cash flow by adjusting cash flows provided by operating activities to exclude (i) cash payments associated with the Company's restructuring and non-recurring charges and (ii) other cash receipts or payments (included in cash flows provided by operating activities) which are of a non-recurring operational nature, and then subtracting maintenance capital expenditures. Total operating free cash flow is calculated in the same manner as above except the amount includes all non-recurring cash payments and receipts and non-recurring or growth capital expenditures. The Company's total operating free cash flow does not include proceeds from business sales or joint ventures. Maintenance capital expenditures are considered expenditures reasonably necessary to maintain the Company's funeral service locations, cemeteries, crematoria and other facilities in a condition conducive for normal business practices. Non-recurring or growth capital expenditures are considered expenditures made for the purpose of generating additional or incremental revenues (i.e. building combination facilities). The following table details the calculation described above for the Company's total and recurring operating free cash for 2001.

                                                    TWELVE MONTHS
                                                        ENDED
                                                    DECEMBER 31,          2002            2003
                                                        2001             TARGET          TARGET
                                                    -------------        ------         --------
Operating free cash flow:
  Consolidated cash flow provided by operating
     activities...................................    $ 383,335
  Payments on restructuring charges...............       22,794
                                                      ---------
     Adjusted cash flow from operating
       activities.................................      406,129
  Capital expenditures............................      (74,164)
                                                      ---------
TOTAL OPERATING FREE CASH FLOW....................      331,965
  Less: Net non-recurring receipts................     (161,495)
                                                      ---------
RECURRING OPERATING FREE CASH FLOW................    $ 170,470     $160,000-$180,000   $200,000
                                                      =========

     An income statement approach calculating the Company's recurring and total operating free cash flow for the twelve months ended December 31, 2001 is detailed below.

                                                               TWELVE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                                   2001
                                                               -------------
EBITDA......................................................     $ 514,282
Less: Gains from dispositions...............................       (16,224)
Cash interest...............................................      (218,429)
Recurring cash taxes (net)..................................       (16,201)
Recurring changes in working capital........................       (18,794)
Maintenance capital expenditures............................       (74,164)
                                                                 ---------
  RECURRING OPERATING FREE CASH FLOW........................       170,470
Net non-recurring receipts..................................       161,495
                                                                 ---------
  TOTAL OPERATING FREE CASH FLOW............................     $ 331,965
                                                                 =========

     The $161,495 of net non-recurring cash receipts includes an approximate $116,300 income tax refund and the collection of receivables from funeral and cemetery trust funds of approximately $79,800, offset by non-recurring payments of approximately $27,900 related to the Company's curtailed pension plans and $6,705 of other non-recurring cash payments. For further discussions and details related to the Company's operating free cash flow in 2001 and in prior periods, see Operating Free Cash Flow included in Strategic Initiatives in this Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

     As has occurred in recent years, the Company substantially reduced its total debt in 2001.

Peak debt at September 30, 1999.............................   $4,200,023
Debt at December 31, 1999...................................   $4,060,016
Debt at December 31, 2000...................................   $3,268,102
Debt at December 31, 2001...................................   $2,534,613
Target debt range at December 31, 2002......................   $1,800,000

     Funds available to achieve the Company's debt reduction in 2001 were primarily generated from (i) the Company's total operating free cash flow, (ii) proceeds from joint ventures of Australia, Spain and Portugal operations, (iii) proceeds from the sale of the Company's operations in Norway, the Netherlands and Belgium, (iv) proceeds from the sale of the Company's equity interest in a Canadian funeral and cemetery company, and (v) proceeds from sales of certain non-strategic funeral and cemetery operations in North America.

     At December 31, 2001, the Company had current maturities of long-term debt of $220,640 and $181,343 at February 28, 2002. Current maturities of long-term debt at December 31, 2001 and February 28, 2002 include approximately $113,500 and $110,900, respectively, of currently maturing debt associated with the financial restructuring of the Company's French subsidiary, which is expected to be satisfied with non-cash French assets in 2002. The Company had a cash balance of approximately $300,000 at February 28, 2002, and will use these funds to retire the cash portion of its currently maturing debt in 2002.

     At December 31, 2001 the Company had primary bank credit agreements consisting of two committed facilities -- a 2-year term loan and a 5-year, multi-currency revolving credit agreement. Both of these bank credit agreements are primarily used for general corporate purposes and will mature in June 2002. The 2-year term loan allowed for borrowings up to $29,061 and the 5-year, multi-currency revolving credit agreement allowed for borrowings up to $400,000 as of December 31, 2001. The amount outstanding under these bank credit agreements was $29,061 at December 31, 2001 and was borrowed under the 2-year term loan. This amount outstanding was paid off by February 28, 2002, eliminating any credit availability to the Company from the 2-year term loan.

     The bank credit agreements include terms requiring the Company to reduce commitment amounts on these bank credit agreements based upon net cash proceeds generated from asset sales/joint ventures completed after November 2000. Under these terms, the availability of borrowings under the 5-year, multi-currency revolving credit agreement has been reduced from $400,000 at December 31, 2001 to approximately $250,000 at February 28, 2002, primarily as a result of the completion of the joint venture transaction in February 2002 related to the Company's United Kingdom operations. In March 2002, the Company amended the terms of the 5-year multi-currency revolving credit agreement, which, among other things, reduced the borrowing availability to $150,000 (see Exhibits included in this Form 10-K).

     The Company is currently in discussions with various parties concerning a new bank credit facility to replace the current 5-year, multi-currency revolving credit agreement expiring in June 2002. In all likelihood, a new bank credit facility would be secured by Company assets and would range from $200,000 to $300,000 in credit availability.

  CONTRACTUAL, COMMERCIAL AND CONTINGENT COMMITMENTS

     The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business. The Company has contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consultative and non-competition agreements. The Company also has commercial and contingent obligations which result in cash payments only if certain contingent events occur requiring the Company's performance pursuant to a funding commitment.

     The following table details the Company's known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2001.

                                                        PAYMENTS DUE BY PERIOD
                                      -----------------------------------------------------------
CONTRACTUAL OBLIGATIONS                 TOTAL        2002     2003-2004    2005-2006   THEREAFTER
-----------------------               ----------   --------   ----------   ---------   ----------
Current maturities of long-term
  debt(1)...........................  $  220,640   $220,640   $       --   $     --    $       --
Long-term debt(1)...................   2,313,973         --      568,174    786,003       959,796
Casket purchase agreement(2)........     470,000    130,000      310,000     30,000            --
Operating lease agreements(3).......     267,897     68,547       97,650     49,301        52,399
Contingent purchase obligation(4)...      50,000         --       50,000         --            --
Forward exchange contracts(5).......       5,326      5,326           --         --            --
Management, consultative and non-
  competition agreements(6).........     247,964     90,096       82,971     48,839        26,058
                                      ----------   --------   ----------   --------    ----------
     TOTAL CONTRACTUAL
       OBLIGATIONS..................  $3,575,800   $514,609   $1,108,795   $914,143    $1,038,253
                                      ==========   ========   ==========   ========    ==========

---------------

(1) The Company's outstanding indebtedness contains standard provisions including defaults on scheduled principal and interest payments and changes of control clauses. In addition, the Company's bank credit agreements contain a maximum leverage ratio, a minimum fixed-charge ratio, and a minimum net worth requirement. At December 31, 2001, approximately $29,061 was outstanding under the Company's bank credit agreements, which was paid off subsequent to year end. For further information see note seven to the consolidated financial statements in Item 8 of this Form 10-K. Current maturities of long-term debt also include $113,500 associated with the financial restructuring of the Company's French subsidiary, which is expected to be satisfied with non-cash French assets during 2002.

(2) The Company has a purchase agreement with a major casket manufacturer for its North American operations with an original minimum commitment of $750,000 over a six-year period expiring in 2004. The agreement contains provisions to increase the minimum annual purchase commitment for normal price increases. Additionally, the contract provides for a one-year extension period to 2005 in which the Company is allowed to purchase any remaining commitment that exists at the end of the original term. Currently, the amount that would be due in 2005 is estimated to be $30,000.

(3) The majority of the Company's operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. The Company's operating leases primarily relate to funeral service locations, automobiles, limousines, hearses, cemetery operating and maintenance equipment and two aircraft. The Company has residual value exposures related to certain operating leases of approximately $7,500. The Company believes it is unlikely that it will have to make future cash payments related to these residual value exposures.

(4) In connection with certain acquisitions related to the Company's South America operations, the Company entered into contingent purchase obligations with certain former owners of those businesses. These obligations require the Company to pay additional consideration if cumulative EBIT thresholds, as defined in such agreements, are met between 2003 and 2005. As of December 31, 2001, the contingent consideration is estimated to be approximately $50,000. This additional consideration can be paid partially in stock at the discretion of the former owners.

(5) The Company has entered into forward exchange contracts that require it to exchange foreign currency at some future date at a fixed exchange rate.

(6) The Company has entered into management employment, consultative and non-competition agreements which contractually require the Company to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees of the Company and former owners of businesses acquired. The contractual obligation amounts pertain to the total commitment outstanding under these agreements and may not be indicative of future expenses to be incurred related to these agreements due to cost rationalization programs completed by the Company. See note sixteen to the consolidated financial statements in Item 8 of this Form 10-K for further discussion regarding these cost rationalization program.

     The following table details the Company's known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2001.

                                                              EXPIRATION BY PERIOD
                                            --------------------------------------------------------
COMMERCIAL AND CONTINGENT OBLIGATIONS        TOTAL       2002     2003-2004   2005-2006   THEREAFTER
-------------------------------------       --------   --------   ---------   ---------   ----------
Surety obligations(1).....................  $202,653   $202,653    $    --     $   --        $ --
Letters of credit(2)......................    44,094     44,094         --         --          --
Lending commitment(3).....................    13,269         --     13,269         --          --
Representations and warranties(4).........    29,486     19,338      5,325      4,174         649
Financial remarketing agreement(5)........    19,229         --     19,229         --          --
                                            --------   --------    -------     ------        ----
  TOTAL COMMERCIAL AND CONTINGENT
     OBLIGATIONS..........................  $308,731   $266,085    $37,823     $4,174        $649
                                            ========   ========    =======     ======        ====

---------------

(1) In support of the Company's operations, the Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes, however, the majority of the surety bonds issued and outstanding have been issued to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations these surety bonds assure are appropriately recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The total surety bonds outstanding at December 31, 2001 was $296,115 ($283,094 related to prearranged funeral and preneed cemetery obligations). In the event all of the high quality surety companies cancelled or did not renew the Company's outstanding surety bonds (generally renewed on a rolling twelve-month basis), the Company would be required to obtain replacement assurance or fund an estimate of $202,653 as of December 31, 2001, primarily into state mandated trust accounts. At this time, the Company does not believe it will be required to fund material future amounts related to these surety bonds.

(2) The Company is occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure of the Company to satisfy an obligation. The letters of credit are generally posted for 1-year terms and are usually automatically renewed upon maturity until such time as the Company has satisfied the commitment secured by the letter of credit. The Company is obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. The Company believes that it is unlikely it will be required to fund a claim under its outstanding letters of credit. In 2001, the full amount of the letters of credit were collateralized by interest-bearing cash investments included in Deferred charges and other assets in the consolidated balance sheet.

(3) The Company's lending subsidiary has previously participated in a syndicated credit facility that continues to be outstanding through June 2004. The borrower, Carriage Services, Inc., has the ability to draw upon this credit line at any time through maturity, and the Company is required to provide the funding requested up to its total commitment amount.

(4) In addition to letters of credit described above, the Company currently has contingent obligations of $29,486 related to the Company's asset sale/joint venture transactions. The Company has agreed to guarantee certain representations and warranties associated with such disposition transactions with letters of credit or interest bearing cash investments. The Company has interest bearing cash investments of $20,971 included in Deferred charges and other assets collateralizing these contingent obligations. The Company does not believe it will ultimately be required to fund to third parties any claims against these representations and warranties.

(5) The Company has entered into a remarketing agreement with a financial institution to remarket, under certain terms, the Company's 6.3% notes due in 2020 that are putable to the Company in 2003. The remarketing agreement requires the Company to deposit cash collateral to secure the options that are associated with the remarketing agreement if the Company's senior credit ratings decline below certain thresholds. Due to the Company's current senior credit ratings, the Company has interest bearing cash investments equal to the full value of the corresponding contingent liabilities to the financial institution under the terms of this remarketing agreement.

  SOURCES AND USES OF CASH

     Net cash provided by operating activities was $383,335 in 2001 compared to $368,240 in 2000. Included in this total in 2000 is $144,640 of net cash provided by discontinued operations. From continuing operations, net cash provided by operating activities was $223,600 in 2000. Net cash provided by continuing operations increased by $159,735 in 2001 primarily as a result of (i) approximately $116,300 of cash received from certain income tax refunds (ii) increases in funds received from the Company's surety bonding programs for prearranged funeral and preneed cemetery activities of $34,700, (iii) general increases in the Company's cash flow generated from its funeral and cemetery operations as a result of the Company's working capital improvement initiatives of $90,300 (iv) less cash taxes and cash interest paid of $5,000 and $26,200, respectively, offset by (i) less funds received related to the collection of receivables from funeral and cemetery trust funds of approximately $84,600, and
(ii) $27,900 in payments to the Company's curtailed pension plans.

     Net cash provided by investing activities was $325,410 in 2001 compared to $193,068 in 2000. Included in the $193,068 in 2000 was $122,966 of net cash used in investing activities by discontinued operations. Excluding discontinued operations in 2000, net cash provided by investing activities was $316,034. The increase in cash provided by investing activities of $9,376 relates to an increase in proceeds received from asset sales and joint venturing programs from certain of the Company's international operations and reduced maintenance capital expenditure levels.

     Net cash used in financing activities was $727,438 in 2001 compared to $564,463 in 2000. Included in the $564,463 is a source of cash of $143,498 related to the cross-currency components of certain swaps the Company terminated in the first quarter of 2000. Excluding the $143,498 source of cash, net cash used in financing activities was $707,961 in 2000. Net cash used in financing activities in 2001 and 2000 is related to the Company's debt reduction activities. The Company primarily used funds from income tax refunds, collections of receipts from funeral and cemetery trust funds, proceeds from sales of property and equipment, proceeds from the completion of joint ventures and sales of certain international operations and its cash flow from operations to reduce its debt in both periods.

  PREARRANGED FUNERAL AND CEMETERY ACTIVITIES

     The Company believes an active funeral and cemetery prearrangement program can increase future market share in the markets in which the Company operates, and is one of the Company's important revenue growth initiatives in North America.

     For purposes of discussion in this section, the use of the term "prearranged" or "prearrangement" refers to funeral programs specifically or funeral and cemetery programs generally. The use of the term "preneed" refers to cemetery programs specifically. Prearrangement is a means through which a customer contractually agrees to the terms of a funeral and/or cemetery burial to be performed or provided in the future. Revenues associated with prearranged contracts are deferred until such time that the funeral or cemetery services are performed or merchandise is delivered. Preneed sales of cemetery interment rights (cemetery burial property) are not recognized until a minimum percentage (10%) of the sales price has been collected and the property has been constructed. The Company incurs sales and marketing costs to procure these prearrangement contracts. These costs include compensation associated with maintaining a sales force, telemarketing and lead procurement costs, brochures and marketing materials, advertising and administrative costs. Those costs incurred that vary with and are primarily related to the acquisition of new prearranged contracts (net obtaining costs) are deferred (principally commissions and related fringe benefits). The remaining costs are expensed as incurred. When the Company sells a prearranged funeral contract to be funded by life insurance, the Company receives a general agency commission from the insurance company, which is also deferred against the net obtaining costs. To the extent the general agency commission exceeds the net obtaining costs incurred and deferred, the excess is recorded as a reduction to the sales and marketing costs expensed. Additionally, the Company may receive cash overrides related to prearranged funeral contracts to be funded by life insurance as a result of marketing agreements entered in connection with the sale of its insurance subsidiaries in 2000. These overrides are recorded in Other income in the consolidated statement of operations. Funeral net obtaining costs are amortized over 20 years, a period representing the estimated life of prearranged funeral contracts. Cemetery net obtaining costs are expensed as the specific revenue is recognized. For purposes of determining EBITDA, funeral net obtaining costs included in the consolidated statement of operations are included in the amortization add back whereas cemetery net obtaining costs are not considered amortization since it is a specifically identifiable expense associated with the revenue recognized.

     The table below details the North America results of funeral and cemetery prearranged production for the years ended December 31, 2001 and 2000, including production from previously owned insurance companies and the related sales and marketing costs incurred to procure the prearrangements. Additionally, the table reflects revenues recognized and previously deferred net obtaining costs recognized in the consolidated statements of operations associated with previously prearranged production for the years ended December 31, 2001 and 2000.

                                                           NORTH AMERICA
                                             -----------------------------------------
                                                   FUNERAL              CEMETERY
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
ORIGINATION:
Prearranged production.....................  $398,727   $391,479   $322,675   $378,793
                                             ========   ========   ========   ========
Selling and marketing costs associated with
  prearranged production, net..............  $ 33,867   $ 45,743   $151,948   $158,519
Deferred net obtaining costs...............   (14,379)   (15,640)   (40,919)   (46,746)
                                             --------   --------   --------   --------
Costs expensed in current period...........  $ 19,488   $ 30,103   $111,029   $111,773
                                             ========   ========   ========   ========
MATURITY:
Previously prearranged production included
  in current period revenues...............  $292,953   $298,492   $288,033   $230,268
                                             ========   ========   ========   ========
Amortization/recognition of deferred net
  obtaining costs in current period........  $  6,353   $  5,495   $ 37,757   $ 30,659
                                             ========   ========   ========   ========

     Prearranged contracts can be funded through several alternatives. With regards to either prearranged funeral or preneed cemetery contracts, all or a certain portion of the funds collected are generally required to be placed in trust accounts pursuant to applicable law. In certain situations, the Company can post a surety bond as financial assurance pursuant to applicable law in an amount that would otherwise be required to be trusted. Finally, the funds collected from prearranged funeral contracts can be used to pay premiums on life insurance or annuity contracts. Realized investment earnings on funds placed in trust accounts and increasing death benefits associated with life insurance contracts are accumulated and deferred until the maturity of each prearranged contract.

     The funds collected on the prearranged contracts that are not required to be placed in trust accounts or where the Company has posted a surety bond may be retained by the Company, creating a source of working capital cash flow generated from operating activities during the period of time before the prearranged contract matures. Additionally, the Company is allowed in certain states to distribute a portion of the realized investment earnings which accumulate in the trust accounts before the prearranged contract matures. When a prearranged contract matures, the Company receives the funds from trust (principal and previously undistributed trust income) and any remaining receivable due from the customer, or the proceeds from the third party insurance companies (original contract amount and increasing death benefits). The deferred prearranged funeral or cemetery contract revenue is recognized in the consolidated statement of operations. For trust or bonded contracts, the revenue recognized is generally greater than the cash received by the Company at the time a prearranged contract matures, and creates a negative effect on working capital cash flow generated from operating activities.

     The cash flow activity from originating funeral production until the maturity of a prearranged funeral contract is captured in the line item Net effect of prearranged funeral production and maturities in the consolidated statement of cash flows. Cash flow is provided by funds collected from the customer which is retained by the Company, and distributed trust fund earnings. This is reduced by the payment of deferred net obtaining costs and the negative effect of contract maturities.

     The cash flow activity from originating the preneed cemetery contract until recognition of the deferred revenue is reflected through Changes in receivables and Changes in other assets in the consolidated statement of cash flows. Changes in receivables is affected by cash flow provided by funds collected from the customer which is retained by the Company and distributed trust earnings, reduced by the negative effect of preneed cemetery contract revenue recognition. Changes in other assets is affected by the cash use associated with the payment of deferred net obtaining costs when the preneed cemetery contracts are originated, offset by the reduction in deferred net obtaining costs associated with recognition of the preneed cemetery revenue.

     The Company believes its funeral and cemetery prearrangement program will continue to be cash flow positive because of the cash flow initiatives which have been previously discussed.

     The following table reflects the total North American backlog of deferred prearranged contract revenues and the prearranged assets associated with the contracts at December 31, 2001 and 2000:

                                                           NORTH AMERICA
                          --------------------------------------------------------------------------------
                                  FUNERAL                     CEMETERY                     TOTAL
                          ------------------------    ------------------------    ------------------------
                             2001          2000          2001          2000          2001          2000
                          ----------    ----------    ----------    ----------    ----------    ----------
Deferred prearranged
  contract revenues.....  $3,571,769    $3,489,623    $1,733,727    $1,747,084    $5,305,496    $5,236,707
Deferred net obtaining
  costs.................      93,810        86,968       210,614       207,607       304,424       294,575
Prearranged assets:
  Trust related
     assets.............     984,525     1,057,315       915,127       942,896     1,899,652     2,000,211
  Third party insurance
     related assets.....   2,075,392     1,974,668            --            --     2,075,392     1,974,668

     The deferred prearranged contract revenue associated with prearranged funeral contracts and preneed cemetery contracts are reflected separately in the consolidated balance sheet. Both funeral and cemetery deferred net obtaining costs (net of an estimated allowance for cancellation) are included as a component of Deferred charges and other assets. Prearranged assets associated with prearranged funeral contracts, which consist of amounts due from trusts, customer receivables or third party insurance receivables (net of an estimated allowance for cancellations), are reflected as Prearranged funeral contracts separately in the consolidated balance sheet. Prearranged assets associated with preneed cemetery contracts, which consist of amounts due from trusts and customer receivables (net of an estimated allowance for cancellation) are reflected in Current and Long term receivables in the consolidated balance sheet.

     The Company estimates that deferred revenue and deferred net obtaining costs to be recognized in 2002 for North America funeral and cemetery operations are $320,000 and $7,000 for funeral, and $296,000 and $41,000 for cemetery, respectively.

  CREMATIONS

     In the death care industry in recent years, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. The west coast of the United States and the state of Florida have the highest concentration of cremation consumers in North America. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company than traditional funeral services. In North America during 2001, 37.0% of all funeral services performed by the Company were cremation cases, compared to 36.3% performed in 2000. In recent years the Company has continued to expand its cremation memorialization products and services in several North America markets which has resulted in higher average sales for cremation cases compared to historical levels. The Company's cremation memorialization products and services include providing memorial services, several options in memorialization gardens built in certain sections of the Company's cemeteries, urns, and niches in mausoleums or columbariums in which to place remains. The Company also continues to expand its nationally branded cremation service company called National Cremation Service(TM) (NCS). NCS currently operates in fourteen high cremation states and has plans to continue to expand to nineteen states by the end of 2003. The Company believes that the NCS consumer would not have chosen the Company's traditional funeral service locations as an alternative to NCS, and therefore is considered an incremental customer to the Company.

  FINANCIAL ASSURANCES

     In support of the Company's operations, the Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations these surety bonds assure are appropriately recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues (see notes four and five to the consolidated financial statements in Item 8 and Prearranged Funeral and Cemetery Activities in this Financial Condition, Liquidity and Capital Resources of this Form 10-K for further details regarding the Company's prearranged funeral and preneed cemetery activities). The breakdown of bonds between funeral and cemetery prearrangements, as well as surety bonds for other activities, at December 31, is as follows:

                                                                 2001
                                                               --------
Prearranged funeral.........................................   $ 75,957
Preneed cemetery:
  Merchandise and services..................................    177,440
  Preconstruction...........................................     29,697
                                                               --------
                                                                207,137
                                                               --------
     Bonds supporting prearranged funeral and cemetery
      obligations...........................................    283,094
Bonds supporting prearranged business permits...............      7,308
Other bonds.................................................      5,713
                                                               --------
     Total bonds outstanding................................   $296,115
                                                               ========

     As the Company sells prearranged funeral contracts and preneed cemetery contracts, the Company intends to post surety bonds where allowed by applicable law. The Company posts the surety bond in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. Bond premiums are paid annually and are automatically renewable until maturity of the underlying prearranged contracts. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, the Company would be required to obtain replacement assurance or fund a trust for an amount generally less than the posted bond amount, unless the customer's prearranged contract has been paid in full. A quantitative detail of this subject is discussed in the Contractual, Commercial and Contingent Commitments section included in this Financial Condition, Liquidity and Capital Resources.

NON-RECURRING ITEMS AND DEFINITIONS AND DESCRIPTIONS OF PRO FORMA FINANCIAL INFORMATION

     Non-recurring items are excluded from certain financial information in this Form 10-K related to discontinued operations, non-recurring charges for restructuring activities or planned sales of businesses, cumulative effects of accounting changes and extraordinary gains on early extinguishments of debt. The Company has further defined certain items for consistent presentation and understanding throughout the financial statements.

  COMPARABLE AND PRO FORMA REVENUES

     Comparable results in all periods presented in this Form 10-K represent financial results excluding operations that have been acquired or constructed after January 1, 2000, or operations that have been divested by the Company prior to December 31, 2001. As a result, some acquisitions entered into in 1999 may not be included for the full year, depending on the timing of the acquisition.

     Pro forma 1999 results include the effect of SAB No. 101 as if it had occurred January 1, 1999. These results have been included for consistency in analysis between all years presented. The Company has made all adjustments for the effect of 1999 SAB No. 101 results on a comparable basis as adjustments to acquired, constructed or divested operations would not materially change those results.

                                                               DECEMBER 31
                                                   ------------------------------------
                                                                             PRO FORMA
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Total revenues, as reported......................  $2,510,343   $2,564,730   $3,007,958
Effect of SAB No. 101............................          --           --     (262,844)
                                                   ----------   ----------   ----------
  Subtotal: Pro forma consolidated revenues......   2,510,343    2,564,730    2,745,114
                                                   ----------   ----------   ----------
Less: Revenues from operations acquired or
  constructed after January 1, 2000, and divested
  prior to December 31, 2001.....................    (122,397)    (265,984)    (291,571)
                                                   ----------   ----------   ----------
Comparable, pro forma revenues...................  $2,387,946   $2,298,746   $2,453,543
                                                   ==========   ==========   ==========

     For further discussion of divestitures, see note thirteen to the consolidated financial statements in Item 8 of this Form 10-K.

  EBITDA

     The Company calculates EBITDA for each period by adding interest and tax expense back to net income before non-recurring items and then adding back depreciation and amortization expense. Reported EBITDA before non-recurring items for the years ended December 31, 2001 and 2000 is $514,282 and $506,377 respectively.

  EARNINGS BEFORE NON-RECURRING ITEMS

     Non-recurring items are reconciling differences between accounting principles generally accepted in the United States and pro forma financial information that the Company considers to be outside the scope of its recurring operating activities. Such non-recurring items relate to earnings from discontinued operations, losses on the sales of discontinued operations, restructuring and non-recurring charges and losses on sales of investments, extraordinary gains on early extinguishments of debt, and cumulative effects of accounting changes. The following table reconciles net losses in 2001, 2000, and 1999 to earnings before non-recurring items, net of tax:

                                                                             PRO FORMA
                                                     2001         2000         1999
                                                   ---------   -----------   ---------
Net loss.........................................  $(597,796)  $(1,343,251)  $ (32,412)
Add back non-recurring items after tax:
  Income from discontinued operations............     (1,701)      (13,347)    (16,927)
  Loss on disposal of discontinued operations....         --        43,733          --
  Restructuring and non-recurring charges........    662,897       394,888     268,073
  Loss on sale of investment.....................         --        31,639          --
  Extraordinary gains on early extinguishments of
     debt........................................     (4,731)      (21,973)     (1,885)
  Cumulative effects of accounting changes.......      7,601       909,315          --
  Pro forma effect of SAB No. 101................         --            --    (159,444)
                                                   ---------   -----------   ---------
     EARNINGS BEFORE NON-RECURRING ITEMS.........  $  66,270   $     1,004   $  57,405
                                                   =========   ===========   =========

                                                                             PRO FORMA
                                                            2001     2000      1999
                                                           ------   ------   ---------
Diluted loss per share...................................  $(2.10)  $(4.93)    $(.12)
Add back non-recurring items after tax:
  Income from discontinued operations....................    (.00)    (.05)     (.06)
  Loss on disposal of discontinued operations............      --      .16        --
  Restructuring and non-recurring charges................    2.32     1.45       .98
  Loss on sale of investment.............................      --      .11        --
  Extraordinary gains on early extinguishments of debt...    (.02)    (.08)     (.01)
  Cumulative effects of accounting changes...............     .03     3.34        --
  Pro forma effect of SAB No. 101........................      --       --      (.58)
                                                           ------   ------     -----
     DILUTED EARNINGS PER SHARE BEFORE NON-RECURRING
       ITEMS.............................................  $  .23   $  .00     $ .21
                                                           ======   ======     =====

OTHER MATTERS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes the purchase method for accounting for such transactions. SFAS No. 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new standard, goodwill will no longer be amortized, but must be tested for impairment annually. Currently, the Company has $1,409,309 in Goodwill in its consolidated balance sheet. For the years ended December 31, 2001, 2000, and 1999 amortization of goodwill from continuing operations was $59,237, $65,541, and $66,367, respectively. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. The Company has estimated the adoption of SFAS No. 142 will result in a non-cash charge up to $150,000 for goodwill associated with the Company's North America cemetery reporting segment. The Company does not expect to incur a charge upon adoption of SFAS No. 142 related to the goodwill associated with its North America funeral reporting unit. In December 2001, the Company reported a pretax charge of $573,394 in accordance with SFAS No. 121 related to its international operations in connection with its decision to joint venture or dispose of these businesses. The amount of goodwill written off in connection with this charge was $489,871. As a result, the Company does not anticipate the adoption of SFAS No. 142 to have a material impact on its international reporting units. The Company is required to adopt SFAS No. 141 for any acquisitions subsequent to June 30, 2001 and will adopt SFAS No. 142 effective January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new standard, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of the year ending December 31, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses the impairment or disposal of long-lived assets. The Company is currently assessing the impact of this statement on its consolidated financial position and results of operations; however, it does not believe the new standard will have a significant impact on the consolidated statement of cash flows. The Company is required to adopt SFAS No. 144 effective January 1, 2002.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     The statements in this Form 10-K that are not historical facts are forward-looking statements made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate" or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

  RISKS RELATED TO THE COMPANY'S BUSINESS

  The Company's ability to execute its strategic plan depends on many factors, many of which are beyond the Company's control.

     The Company's strategic plan is focused on reducing overhead costs, increasing cash flow, asset redeployment, and reducing debt while at the same time developing key revenue initiatives designed to generate future internal growth in its core funeral and cemetery operations without the outlay of significant additional capital. Many of the factors necessary for the Company's execution of its strategic plan are beyond the Company's control. The Company can give no assurance that it will be able to execute any or all of its strategic plan. Failure to execute any or all of the strategic plan could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

  The Company's indebtedness limits funds available for its operations.

     As of December 31, 2001, the Company had approximately $2.5 billion in debt. The Company's indebtedness may limit its ability to obtain additional financing, limit its flexibility in planning for, or reacting to, changes in its markets, require the sale of assets which it would otherwise want to retain and require the dedication of more cash flow to service its debt than it desires. The Company's ability to satisfy its indebtedness in a timely manner will be dependent on the successful execution of its long-term strategic plan and the resulting improvements in its operating performance.

  The Company's bank credit agreements and indentures contain covenants that may prevent the Company from engaging in certain transactions.

     The Company's bank credit agreements and indentures contain, among other things, various affirmative and negative covenants that may prevent the Company from engaging in certain transactions that might otherwise be considered beneficial to the Company. These covenants limit, among other things, the ability of the Company and its subsidiaries to:

     - borrow money;

     - pay dividends or distributions;

     - purchase or redeem stock;

     - make investments;

     - engage in transactions with affiliates;

     - engage in sale-leaseback transactions; and

     - consummate certain liens on assets.

     The credit agreements also require the Company to maintain certain financial ratios and satisfy other financial condition tests. Although the maturity of the Company's bank credit agreements and indentures also brings an end to the restrictions created by them, any future credit agreements or indentures may contain terms and conditions that are more or less restrictive than those of the existing bank credit agreements and indentures.

  If the Company lost the ability to use surety bonding to support its prearranged funeral and preneed cemetery activities, the Company could have to make material cash payments to fund certain trust funds.

     The Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support the Company's prearranged funeral and preneed cemetery activities. In the event the surety companies canceled or did not renew the outstanding surety bonds, the Company could have to obtain replacement assurance or fund certain trust funds, which could result in material cash outflows. Furthermore, the Company's future cash flows could be materially affected if the Company lost access to using surety bonds for financial assurance in its normal course of business.

  The funeral home and cemetery industry is highly competitive.

     In North America and most international markets in which the Company operates, the funeral and cemetery industry is characterized by a large number of locally owned, independent operations. To compete successfully, the Company's funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish itself from its competitors. If it is unable to successfully compete, the Company, its financial condition, its results of operations and its future prospects could be materially adversely effected.

  The Company's affiliated funeral and cemetery trust funds own investments in equity securities and mutual funds, which are affected by financial market conditions that are beyond the Company's control.

     In connection with the Company's prearranged funeral operations and preneed cemetery merchandise sales, affiliated funeral and cemetery trust funds own investments in equity securities and mutual funds. The Company's earnings and investment gains and losses on these equity securities and mutual funds are affected by financial market conditions that are beyond the Company's control. If the Company's earnings from perpetual care trust funds decline, the Company would experience a decline in current revenues. If the Company's earnings from other trust funds decline, the Company would likely experience a decline in future revenues. In addition, if the trust funds experienced investment losses, there would likely be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. The Company would have to cover any such shortfall with cash flows, which could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

     As of December 31, 2001, net unrealized depreciation in the prearranged funeral and cemetery merchandise and services trust funds amounted to $13,817 and $23,823 respectively. The perpetual care trust funds had net unrealized appreciation of $3,664 as of December 31, 2001. See notes four and five to the consolidated financial statements in Item 8 of this Form 10-K. The following table summarizes the investment returns on the Company's trust funds for the last three years.

                                                              2001   2000   1999
                                                              ----   ----   ----
Prearranged funeral trust funds.............................  1.7%   2.8%   17.6%
Cemetery merchandise and services trust funds...............  1.0%   5.3%    8.4%
Perpetual care trust funds..................................  4.3%   9.4%    1.1%

  Increasing insurance benefits related to prearranged funeral contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price guaranteed funeral service.

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For prearranged funeral contracts funded through life insurance or annuity contracts, the Company receives in cash a general agency commission of approximately 14% of the total sale from the third party insurance company. Additionally, the Company accrues an increasing insurance benefit associated with the contract of approximately 1% per year to be received in cash by the Company at the time the funeral service is performed. There is no guarantee that the increasing insurance benefit will cover future increases in the cost of providing a price guaranteed funeral service, which could materially adversely affect the Company's future cash flows, revenues and profit margins.

  The Company may not be able to joint venture or sell its international operations on acceptable terms or at all.

     The Company's long-term strategic plan includes the joint venture or sale of its remaining international operations outside of North America in order to create cash proceeds to reduce debt. If the Company is unable to joint venture or sell these operations on acceptable terms or otherwise, it could adversely affect the Company's ability to achieve its strategic plan.

  The Company's foreign operations and investments involve special risks.

     The Company's activities in areas outside the United States are subject to risks inherent in foreign operations, including:

     - Loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks;

     - The effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems; and

     - Changes in laws, regulations and policies of foreign governments, including those associated with changes in the governing parties.

  The Company is the subject of lawsuits in Florida that, if decided against it, could have a negative effect on its financial condition, results of operations and future prospects.

     Within the last four months, private plaintiffs and the state of Florida have sued the Company for, among other things, allegedly deceiving customers by destroying caskets and remains and overselling space in two of its south Florida cemeteries. The private lawsuit is a purported class action which has not been certified. The state lawsuit asks the court, among other things, to place the two cemeteries in the control of a receiver. The ultimate outcome of these cases cannot be determined at this time. The Company has insurance policies which are designed to limit the Company's cash outflows in the event of a decision adverse to the Company in these matters. If an adverse decision in these matters exceeds the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

  The Company is the subject of class action lawsuits that, if decided against it, could have a negative effect on its financial condition, results of operations and future prospects.

     In January 1999, 23 putative class-action lawsuits were filed in the United States District Courts for the Southern and Eastern Districts of Texas, on behalf of persons and entities who (1) acquired shares of the Company's common stock in the merger with Equity Corporation International, or ECI; (2) purchased shares of the Company's common stock in the open market during the period from July 17, 1998 through January 26, 1999 (referred to herein as the class period);
(3) purchased call options in the open market during the class period; (4) sold put options in the open market during the class period; (5) held employee stock options in

ECI that became options to acquire the Company's stock pursuant to the ECI merger; and (6) held employee stock options to purchase the Company's common stock under a plan during the class period. These actions have been consolidated into one lawsuit in the federal court in Houston, Texas. The consolidated complaint alleges that the Company and three of its current or former executive officers and directors violated sections of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, allegedly by issuing false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business and other financial matters, including in connection with the ECI merger. The consolidated complaint also alleges that the Company violated Section 11 and Section 12 of the Securities Act of 1933 in connection with the ECI merger related claims. Plaintiffs allege damages based on the market loss, during the class period, of the outstanding shares, including those exchanged in the ECI merger. The case is subject to the Private Securities Litigation Reform Act of 1995 (PSLRA). Under the PSLRA, all discovery is currently stayed pending the court's resolution of a motion to dismiss. In October 1999, the Company filed a motion to dismiss the consolidated complaint that has not been ruled on by the court.

     Four similar cases were also brought in the state courts of Texas by former officers, directors and shareholders of ECI alleging violations of Texas securities laws and statutory and common law fraud in connection with the ECI merger.

     The ultimate outcome of the stockholder class-action and employee cases cannot be determined at this time. The plaintiffs have not been required to quantify their claim of damages. Certain insurance policies held by the Company to cover potential director and officer liability may limit the Company's cash outflows in the event of a decision adverse to the Company in these matters. If an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to the Company in this matter could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

  RISKS RELATED TO THE DEATH CARE INDUSTRY

  If the number of deaths in the Company's markets declines, its cash flows and revenues may decrease.

     The United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010. However, longer lifespans could reduce the number of deaths. If the number of deaths declines, the number of funeral services and interments performed by the Company will decrease and the Company, its financial condition, its results of operations and its future prospects may be materially adversely effected.

  The growing trend in the number of cremations performed in North America could result in lower revenue and gross profit dollars.

     In the death care industry in recent years, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company than traditional funeral services. In North America during 2001, 37.0% of all funeral services performed by the Company were cremation cases compared to 36.3% performed in 2000. In recent years the Company has continued to expand its cremation memorialization products and services in several North American markets, which has resulted in higher average sales for cremation cases compared to historical levels. The Company also continues to expand its nationally branded cremation service locations called National Cremation Service(R). If the Company is unable to successfully expand its cremation memorialization products and services or its nationally branded cremation service locations, the Company, its financial condition, its results of operations and its future prospects could be materially adversely effected.

  The funeral home and cemetery businesses are high fixed-cost businesses.

     The majority of the Company's operations throughout the world are managed in groups called "clusters". Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, motor vehicles and preneed sales personnel. Personnel costs, the largest of the operating expenses for the company, are the costs components most beneficially affected by clustering. The Company must incur many of these costs no matter the number of funeral services or interments performed. Because the Company cannot necessarily decrease these costs when it experiences declines in sales, declines in sales can cause margins, profits and cash flows to decline at a greater rate than the decline in revenues.

  The funeral home and cemetery industry is highly regulated.

     The Company's operations are subject to regulation, supervision and licensing under numerous foreign, federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. The impact of such regulations varies depending on the location of the Company's funeral and cemetery operations. Violations of applicable laws could result in fines or other sanctions to the Company.

     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs and decrease cash flows. For example, foreign, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Some states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate the ability of the Company to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which the Company operates, these and other possible proposals could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information presented below should be read in conjunction with notes eight and nine to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company historically used derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to hedge the Company's net investment in foreign assets. The Company generally does not participate in derivative transactions that are leveraged or considered speculative in nature.

     At December 31, 2001, 99% of the Company's total debt consisted of fixed rate debt at a weighted average rate of 6.75%. At December 31, 2000, the Company's total debt consisted of approximately 76% of fixed-rate debt at a weighted average rate of 6.81%. The Company's floating-rate debt at December 31, 2001, had a weighted average interest rate of 4.93%, of which approximately 6% was based in foreign markets. Comparatively, the Company had approximately 24% of floating-rate debt at December 31, 2000, at a weighted average interest rate of 7.94%, of which 35% was based in foreign markets.

     The Company does not have a significant investment in foreign operations that are in highly inflationary economies. Approximately 16% of the Company's net investment and 26% of its operating income are denominated in foreign currencies at December 31, 2001. At December 31, 2000, approximately 24% of the Company's net investment and 26% of its operating income were denominated in foreign currencies.

MARKETABLE EQUITY AND DEBT SECURITIES -- PRICE RISK

     In connection with the Company's prearranged funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2001 and 2000 are presented in notes four and five to the consolidated financial statements in Item 8 of this Form 10-K.

MARKET-RATE SENSITIVE INSTRUMENTS -- INTEREST RATE AND CURRENCY RISK

     In addition to debt instruments, the Company was a party to two derivative instruments that were subject to interest rate and currency exchange rate exposures at December 31, 2001. The Company performs a sensitivity analysis to assess the impact of these risks on earnings. This analysis determines the effect of a hypothetical 10% adverse change in market rates. In actuality, market rate volatility is dependent on many factors that are impossible to forecast. Therefore, the adverse changes described below could differ substantially from the hypothetical 10% change.

     Although the derivative instruments outstanding at December 31, 2001 were sensitive to market rates, they have been excluded from this analysis since they qualify and are designated as effective hedges of net foreign investments. Given this, the changes in the market values of these instruments, caused by market rates, do not affect interest expense. There were no derivative instruments outstanding at December 31, 2000. Therefore, the effect of the sensitivity analysis described below results solely from the Company's debt instruments.

     A sensitivity analysis of debt instruments with variable interest rate components was modeled to assess the impact that changing interest rates could have on pretax earnings. The sensitivity analysis assumes an instantaneous 10% adverse change to the then prevailing interest rates with all other variables held constant. Given this model, the Company's pretax earnings, on an annual basis, would be negatively impacted by approximately $153 on December 31, 2001, and $6,301 on December 31, 2000.

     A similar model was used to assess the impact of changes in exchange rates for foreign currencies on interest expense. At December 31, 2001, the Company's debt exposure was primarily associated with the British pound. At December 31, 2000, in addition to exposure associated with the British pound, the Company was also subject to exposure with the Canadian dollar and Australian dollar. A 10% adverse change in the strength of the U.S. dollar would have negatively affected the Company's interest expense, on an annual basis, by approximately $834 and $1,998 on December 31, 2001, and 2000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                              PAGE
                                                              -----
Report of Independent Accountants...........................     42
Consolidated Statement of Operations for the three years
  ended December 31, 2001...................................     43
Consolidated Balance Sheet as of December 31, 2001 and
  2000......................................................     44
Consolidated Statement of Cash Flows for the three years
  ended December 31, 2001...................................     45
Consolidated Statement of Stockholders' Equity for the three
  years ended December 31, 2001.............................     46
Notes to Consolidated Financial Statements..................  47-85
Financial Statement Schedule:
II -- Valuation and Qualifying Accounts.....................     86

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Service Corporation International

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in note three to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments and hedging activities and, effective January 1, 2000, changed its method of accounting for prearranged sales activities.

PricewaterhouseCoopers LLP
Houston, Texas
March 27, 2002

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2001           2000           1999
                                                        ------------   ------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................  $ 2,510,343    $ 2,564,730    $ 3,007,958
Costs and expenses....................................   (2,150,957)    (2,237,088)    (2,423,212)
                                                        -----------    -----------    -----------
       Gross profits..................................      359,386        327,642        584,746
General and administrative expenses...................      (70,309)       (79,932)       (82,585)
Restructuring and non-recurring charges...............     (644,147)      (461,072)      (362,428)
                                                        -----------    -----------    -----------
       Operating (loss) income........................     (355,070)      (213,362)       139,733
Interest expense......................................     (211,626)      (281,548)      (238,185)
Other income..........................................       15,044         17,455         12,007
Gains from dispositions...............................       16,224         17,181         19,752
Loss on sale of investment............................           --        (56,704)            --
                                                        -----------    -----------    -----------
       Loss from continuing operations before income
          taxes, extraordinary gains and cumulative
          effects of accounting changes...............     (535,428)      (516,978)       (66,693)
(Provision) benefit for income taxes..................      (61,199)        91,455         15,469
                                                        -----------    -----------    -----------
Loss from continuing operations before extraordinary
  gains and cumulative effects of accounting
  changes.............................................     (596,627)      (425,523)       (51,224)
Income from discontinued operations (net of income tax
  expense of $936, $6,543 and $12,076 respectively)...        1,701         13,347         16,927
Loss on disposal of discontinued operations (net of
  income tax expense of $73,839)......................           --        (43,733)            --
Extraordinary gains on early extinguishments of debt
  (net of income tax expense of $3,024, $12,630, and
  $1,071, respectively)...............................        4,731         21,973          1,885
Cumulative effects of accounting changes (net of
  income tax benefit of $5,318 and $552,491,
  respectively).......................................       (7,601)      (909,315)            --
                                                        -----------    -----------    -----------
       Net loss.......................................  $  (597,796)   $(1,343,251)   $   (32,412)
                                                        ===========    ===========    ===========
Basic and diluted earnings per share:
  Loss from continuing operations before extraordinary
     gains and cumulative effects of accounting
     changes..........................................  $     (2.09)   $     (1.56)   $      (.19)
  Income from discontinued operations.................          .00            .05            .06
  Loss on disposal of discontinued operations.........           --           (.16)            --
  Extraordinary gains on early extinguishments of
     debt.............................................          .02            .08            .01
  Cumulative effects of accounting changes............         (.03)         (3.34)            --
                                                        -----------    -----------    -----------
       Net loss.......................................  $     (2.10)   $     (4.93)   $      (.12)
                                                        ===========    ===========    ===========
Basic and diluted weighted average number of shares...      285,127        272,172        272,281
                                                        ===========    ===========    ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   SHARE AMOUNTS)
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $    29,292   $    47,909
  Receivables, net of allowances............................      386,479       449,989
  Inventories...............................................      168,975       170,056
  Other.....................................................      245,207       239,345
                                                              -----------   -----------
       Total current assets.................................      829,953       907,299
                                                              -----------   -----------
Prearranged funeral contracts...............................    4,109,195     4,080,367
Long-term receivables.......................................    1,249,492     1,329,375
Cemetery property, at cost..................................    1,924,773     2,026,484
Property, plant and equipment, at cost (net)................    1,357,410     1,675,263
Deferred charges and other assets...........................      699,805       693,975
Goodwill (net)..............................................    1,409,309     2,162,511
                                                              -----------   -----------
                                                              $11,579,937   $12,875,274
                                                              ===========   ===========

                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   484,150   $   501,355
  Current maturities of long-term debt......................      220,640       176,782
  Income taxes..............................................        5,812         6,143
                                                              -----------   -----------
       Total current liabilities............................      710,602       684,280
                                                              -----------   -----------
Long-term debt..............................................    2,313,973     3,091,320
Deferred prearranged funeral contract revenues..............    4,596,116     4,537,669
Deferred preneed cemetery contract revenues.................    1,756,041     1,815,157
Deferred income taxes.......................................      546,747       503,292
Other liabilities...........................................      223,597       267,735
Stockholders' equity:
  Common stock, $1 per share par value, 500,000,000 shares
     authorized, 292,153,765 and 272,507,010 issued and
     outstanding (net of 2,502,190 treasury shares at
     par)...................................................      292,154       272,507
  Capital in excess of par value............................    2,246,055     2,156,824
  Accumulated deficit.......................................     (814,149)     (216,353)
  Accumulated other comprehensive loss......................     (291,199)     (237,157)
                                                              -----------   -----------
       Total stockholders' equity...........................    1,432,861     1,975,821
                                                              -----------   -----------
                                                              $11,579,937   $12,875,274
                                                              ===========   ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2001         2000         1999
                                                              ---------   -----------   ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(597,796)  $(1,343,251)  $ (32,412)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Income from discontinued operations, net of tax.......     (1,701)      (13,347)    (16,927)
      Loss on disposal of discontinued operations, net of
         tax................................................         --        43,733          --
      Extraordinary gains on early extinguishments of debt,
         net of tax.........................................     (4,731)      (21,973)     (1,885)
      Cumulative effects of accounting changes, net of
         tax................................................      7,601       909,315          --
      Depreciation and amortization.........................    193,937       224,031     246,090
      Provision (benefit) for deferred income taxes.........     72,695        45,039     (57,263)
      Restructuring and non-recurring charges...............    644,147       461,072     362,428
      Payments on restructuring charges.....................    (22,794)      (46,655)    (37,553)
      Gains from dispositions (net).........................    (16,224)      (17,181)    (19,752)
      Net effect of interest rate component of swap
         terminations.......................................         --       (32,840)         --
      Loss on sale of investment............................         --        56,704          --
      Provision for loan impairment.........................         --            --      38,608
      Change in assets and liabilities, net of effects from
         acquisitions and dispositions:
         Decrease (increase) in receivables.................     50,360       191,137    (219,680)
         Decrease (increase) in other assets................    100,516      (265,504)     28,893
         Decrease in other liabilities......................   (106,409)     (109,975)     (6,621)
         Net effect of prearranged funeral production and
           maturities.......................................     45,979       112,520     (39,239)
         Other..............................................     17,755        30,775       7,273
                                                              ---------   -----------   ---------
Net cash provided by continuing operations..................    383,335       223,600     251,960
Net cash provided by discontinued operations................         --       144,640     141,650
                                                              ---------   -----------   ---------
Net cash provided by operating activities...................    383,335       368,240     393,610
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (74,164)      (83,370)   (207,131)
  Proceeds from completion of joint ventures and sales of
    equity investments......................................    285,688       278,025          --
  Proceeds from sales of property and equipment.............    126,792        92,593     115,846
  Deposits of restricted cash...............................    (12,874)      (68,753)         --
  Acquisitions, net of cash acquired........................         --        (1,907)   (102,647)
  Loans issued by lending subsidiary........................         --        (5,104)    (76,110)
  Proceeds from sales of loans by lending subsidiary........         --        84,803          --
  Principal payments received on loans by lending
    subsidiary..............................................         --        21,649      97,569
  Other.....................................................        (32)       (1,902)    (14,682)
                                                              ---------   -----------   ---------
Net cash provided by (used in) continuing operations........    325,410       316,034    (187,155)
Net cash used in discontinued operations....................         --      (122,966)   (197,587)
                                                              ---------   -----------   ---------
Net cash provided by (used in) investing activities.........    325,410       193,068    (384,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in borrowings under revolving
    credit agreements.......................................   (734,186)     (395,096)    504,279
  Payments of debt..........................................   (166,262)     (126,342)   (259,004)
  Proceeds from long-term convertible debt issued...........    345,000            --          --
  Early extinguishments of debt.............................   (155,545)     (194,097)   (365,936)
  Net effect of cross-currency component of swap
    terminations............................................         --       143,498          --
  Repurchase of common stock................................         --            --     (45,750)
  Dividends paid............................................         --            --     (96,779)
  Bank overdrafts and other.................................    (16,445)        7,574      (3,566)
                                                              ---------   -----------   ---------
Net cash used in financing activities.......................   (727,438)     (564,463)   (266,756)
Effect of foreign currency..................................         76          (131)    (12,101)
                                                              ---------   -----------   ---------
Net decrease in cash and cash equivalents...................    (18,617)       (3,286)   (269,989)
Adjust for change in cash and cash equivalents associated
  with discontinued operations..............................         --        (6,619)     58,660
Cash and cash equivalents of continuing operations at
  beginning of period.......................................     47,909        57,814     269,143
                                                              ---------   -----------   ---------
Cash and cash equivalents of continuing operations at end of
  period....................................................  $  29,292   $    47,909   $  57,814
                                                              =========   ===========   =========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                          CAPITAL IN    RETAINED     COMPREHENSIVE
                                                COMMON    EXCESS OF     EARNINGS        INCOME
                                                STOCK     PAR VALUE     (DEFICIT)       (LOSS)          TOTAL
                                               --------   ----------   -----------   -------------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1998.................  $259,201   $1,646,765   $ 1,232,758     $  15,378     $ 3,154,102
Comprehensive loss:
  Net loss...................................                              (32,412)                      (32,412)
  Other comprehensive loss:
    Foreign currency translation.............                                            (39,036)        (39,036)
    Unrealized loss on securities, net.......                                            (36,332)        (36,332)
                                                                                                     -----------
         Total other comprehensive loss......                                                            (75,368)
                                                                                                     -----------
Comprehensive loss...........................                                                           (107,780)
Common Stock issued:
  Stock option exercises and stock grants....       170        1,382                                       1,552
  Acquisitions...............................    15,506      550,325                                     565,831
  Debenture conversions......................        48          718                                         766
Repurchase of common stock...................    (2,861)     (42,889)                                    (45,750)
Dividends on common stock ($.27 per share)...                              (73,448)                      (73,448)
                                               --------   ----------   -----------     ---------     -----------
Balance at December 31, 1999.................   272,064    2,156,301     1,126,898       (59,990)      3,495,273
Comprehensive loss:
  Net loss...................................                           (1,343,251)                   (1,343,251)
  Other comprehensive loss:
    Foreign currency translation.............                                           (202,709)       (202,709)
    Unrealized loss on securities, net.......                                             (4,792)         (4,792)
    Minimum pension liability adjustment,
      net....................................                                            (12,724)        (12,724)
    Reclassification adjustment for realized
      loss on securities.....................                                             27,014          27,014
    Reclassification adjustment for realized
      loss on foreign currency translation...                                             16,044          16,044
                                                                                                     -----------
         Total other comprehensive loss......                                                           (177,167)
                                                                                                     -----------
Comprehensive loss...........................                                                         (1,520,418)
Common Stock issued:
  Stock option exercises and stock grants....        33          100                                         133
  Acquisitions...............................        61          186                                         247
  Contributions to employee 401(k)...........       356          456                                         812
Repurchase of common stock...................        (7)        (219)                                       (226)
                                               --------   ----------   -----------     ---------     -----------
Balance at December 31, 2000.................   272,507    2,156,824      (216,353)     (237,157)      1,975,821
Comprehensive loss:
  Net loss...................................                             (597,796)                     (597,796)
  Other comprehensive loss:
    Foreign currency translation.............                                            (76,403)        (76,403)
    Minimum pension liability adjustment,
      net....................................                                            (16,629)        (16,629)
    Reclassification adjustment for realized
      loss on foreign currency translation...                                             38,990          38,990
                                                                                                     -----------
         Total other comprehensive loss......                                                            (54,042)
                                                                                                     -----------
Comprehensive loss...........................                                                           (651,838)
Common Stock issued:
  Stock option exercises and stock grants....       627        2,367                                       2,994
  Contributions to employee 401(k) and cash
    balance plan.............................     3,576       15,559                                      19,135
  Debenture conversions......................       244        5,284                                       5,528
  Debenture extinguished using common
    stock....................................    15,200       66,021                                      81,221
                                               --------   ----------   -----------     ---------     -----------
Balance at December 31, 2001.................  $292,154   $2,246,055   $  (814,149)    $(291,199)    $ 1,432,861
                                               ========   ==========   ===========     =========     ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE ONE

  NATURE OF OPERATIONS

     Service Corporation International (SCI or the Company) is the largest provider of death care services in the world through its funeral service and cemetery operations. At December 31, 2001, the Company operated 3,099 funeral service locations, 475 cemeteries and 177 crematoria located in 11 countries.

     The funeral service locations and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 188 combination locations that contain a funeral service location within a Company owned cemetery.

NOTE TWO

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of SCI and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years to conform to current period presentation with no effect on the consolidated financial position, results of operations or cash flows.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

     In 2001 several of the Company's strategic initiatives focused on increasing cash flows. These initiatives included reviewing obligations to deliver cemetery merchandise and services to customers in order to collect funds due to the Company from the applicable cemetery trust funds and improving collection of trade receivables. In connection with the review of obligations to deliver cemetery merchandise and services, the Company recognized a change in estimate which had the effect of increasing cemetery revenues and gross profit in 2001 by $68,500 and $54,900, respectively. The Company intends to continue the review of these obligations; however, the impact recognized in future periods will depend on the outcome of such reviews. The Company also recognized a reduction of approximately $4,000 of its allowance for doubtful accounts as a result of improved collections of funeral receivables.

  Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       SERVICE CORPORATION INTERNATIONAL

  Inventories and Cemetery Property

     Funeral merchandise and cemetery burial property and merchandise are stated at the lower of average cost or market.

  Property, Plant and Equipment, net

     Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Costs of property sold or retired and the related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations.

  Goodwill

     The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as purchases are included in Goodwill and generally amortized on a straight line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Fair values determined at the date of acquisition are determined by management or independent appraisals. Many of the Company's acquired funeral service locations have been providing high quality service to client families for many years. Such loyalty often forms the basic valuation of the funeral business. Additionally, the death care industry has historically exhibited stable cash flows. Accumulated amortization of goodwill from continuing operations as of December 31, 2001 and 2000 was $321,426 and $311,826, respectively.

  Depreciation and Amortization

     Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to fifty years, equipment is depreciated over a period from five to twenty years and leasehold improvements are depreciated over a range of five to fifty years. For the years ended December 31, 2001, 2000, and 1999 depreciation expense from continuing operations was $100,263, $109,995, and $130,121, respectively. In conjunction with the write down of the Company's international operations being held for sale, all property, plant, and equipment will cease being depreciated while those assets are held for sale. (See note sixteen to the consolidated financial statements.)

     For the years ended December 31, 2001, 2000, and 1999 amortization expense of goodwill from continuing operations was $59,237, $65,541, and $66,367, respectively. See Recent Accounting Pronouncements within in this footnote for further information regarding goodwill.

     Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired, are amortized on a straight-line basis over the lives (generally from five to ten years) of the respective contracts. Amortization expense associated with these agreements for the years ended December 31, 2001, 2000, and 1999 was $19,715, $21,527, and
$26,659, respectively.

     Net obtaining costs incurred pursuant to the sales of trust funded and third party insurance funded prearranged funeral contracts are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contracts. In connection with the change in accounting associated with Staff Accounting Bulletin No. 101 (SAB No. 101) effective as of January 1, 2000, (see note three to the consolidated financial statements), the Company wrote off certain previously deferred net obtaining costs. Amortization associated with net obtaining costs for the years ended December 31, 2001, 2000, and 1999 were $7,318, $7,116, and $21,904, respectively.

     Other miscellaneous amortization from continuing operations for the years ended December 31, 2001, 2000, and 1999 was $7,404, $19,852, and $1,039,
respectively.

                       SERVICE CORPORATION INTERNATIONAL

  Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell. See Recent Accounting Pronouncements within this footnote for impairment reviews subsequent to December 31, 2001.

  Foreign Currency Translation

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

     As a result of recent economic events, the Argentine government halted trading of its currency in late December 2001. Although the official exchange rate between the Argentine peso and the U.S. dollar remained at an exchange rate of one to one through the end of the year, as of December 31, 2001, there was no exchangeability between the peso and dollar. Subsequent to year end, the Argentine government announced the creation of a dual-currency system in which certain qualifying transactions would be settled at a fixed rate of 1.4 pesos to the U.S. dollar while other transactions would be settled based on a free-floating market exchange rate. Exchangeability between the Argentine peso and the U.S. dollar was re-established on January 11, 2002. As a result of the above situation, the Company has converted the ending balance sheet of its Argentine subsidiary at the closing rate established on the first day exchange houses reopened, 1.6750 pesos to the U.S. dollar. The official exchange rate in existence during 2001 of one Argentine peso to one U.S. dollar was used to translate transactions that occurred throughout the year.

  Funeral Operations

     Funeral revenue is recognized when funeral services are performed. The Company's trade receivables consist of amounts due for funeral services already performed. An allowance for doubtful accounts has been provided based on historical experience. The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts (which include accumulated trust earnings and increasing insurance benefits) are deferred until such time that the funeral services are performed (see note four to the consolidated financial statements).

     In 2000, the net effect of prearranged funeral production and maturities was reclassified from cash flows from investing activities to cash flows from operating activities. While cash flows related to these price guaranteed prearranged funeral contracts have characteristics of both cash flows from operating and investing activities, the predominant characteristics are those of cash flows from operating activities. For comparative purposes, the reclassification was made to the 1999 consolidated statement of cash flows.

                       SERVICE CORPORATION INTERNATIONAL

  Cemetery Operations

     Sales of atneed cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise delivered. Preneed cemetery interment right sales of constructed cemetery burial property are not recognized until a minimum percentage (10%) of the sales price has been collected. Revenues related to the preneed sale of unconstructed cemetery burial property are deferred until such property is constructed and the minimum percentage of the sales price has been collected. Further, the Company defers certain direct obtaining costs associated with these sales which are expensed as revenue is recognized (see notes three and five to the consolidated financial statements). Prior to the change in accounting related to SAB No. 101, all cemetery interment right sales, together with associated merchandise and services, were recorded as income at the time contracts were signed.

     Costs related to the sales of interment rights are the accumulation of property costs and development costs specifically identified by project. At the completion of the project, costs are charged to operations as revenue is recognized. Costs related to sales of merchandise and services are based on actual costs incurred.

     Allowances for customer cancellations are provided at the date of sale based upon historical experience. Pursuant to state law, all or a portion of the proceeds from cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. Merchandise and services funds trusted at December 31, 2001 and 2000 were $915,127 and $942,896, respectively. The Company defers realized investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed.

     A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. Realized investment earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. Perpetual care funds trusted at December 31, 2001 and 2000 were $543,893 and $516,885, respectively. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. See note six to the consolidated financial statements regarding preneed cemetery activity.

  Derivatives

     Derivative instruments are recognized in the consolidated balance sheet at their fair values. For derivatives that qualify and are designated as hedges of future cash flows or net foreign investments, the changes in fair values are recorded in Other comprehensive income of the consolidated statement of stockholders equity. For derivatives that qualify and are designated as hedges of fair value, the changes in fair values are recorded in earnings, offset by the changes in fair values of the underlying asset or liability. The changes in fair values of derivatives that do not qualify for hedge accounting and the ineffective portion of derivatives that do qualify for hedge accounting are recorded in earnings.

  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes the purchase method for accounting for such transactions. SFAS No. 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new standard, goodwill will no longer be amortized, but must be tested for impairment annually. Currently, the Company has $1,409,309 in Goodwill in the consolidated balance sheet. For the years ended December 31, 2001, 2000, and 1999 amortization of goodwill from continuing operations was $59,237, $65,541, and $66,367, respectively. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units,

                       SERVICE CORPORATION INTERNATIONAL
generally one level below reportable segments. The Company has estimated the adoption of SFAS No. 142 will result in a non-cash charge up to $150,000 for goodwill associated with the Company's North America cemetery reporting segment. The Company does not expect to incur a charge upon adoption of SFAS No. 142 related to the goodwill associated with its North America funeral reporting unit. In December 2001, the Company reported a pretax charge of $573,394 in accordance with SFAS No. 121 related to its international operations in connection with its decision to joint venture or dispose of these businesses. The amount of goodwill written off in connection with this charge was $489,871. As a result, the Company does not anticipate incurring a charge upon adoption of SFAS No. 142 related to its international reporting units. The Company is required to adopt SFAS No. 141 for any acquisitions subsequent to June 30, 2001 and will adopt SFAS No. 142 effective January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new standard, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of the year ending December 31, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses the impairment or disposal of long-lived assets. The Company is currently assessing the impact of this statement on its consolidated financial position and results of operations; however, it does not believe the new standard will have a significant impact on the consolidated statement of cash flows. The Company is required to adopt SFAS No. 144 effective January 1, 2002.

NOTE THREE

  ACCOUNTING CHANGES

     In 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of FASB Statement No. 133." The change in the Company's accounting policies resulting from the implementation of SFAS 133 has been treated as a change in accounting principle effective January 1, 2001. In accordance with these pronouncements, the Company recognized a cumulative effect of a change in accounting principle, net of applicable taxes, of $7,601. It was impractical for the Company to obtain the amounts on a pro forma basis for the years ended December 31, 2000 and 1999.

     In September 2001, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-5 entitled "Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment that Will Be Disposed Of." This consensus requires the inclusion of accumulated foreign currency translation amounts in the assessments of impairment of long-lived assets expected to be disposed of. Prior to issuance of the consensus, related accumulated foreign currency translation amounts were included in results of operations at the time of disposal. The Company applied this consensus in connection with impairment assessments of assets to be disposed of performed after July 19, 2001, the effective date of the consensus. See footnote sixteen to the consolidated financial statements for further discussion on impairment charges recorded in 2001 related to the Company's foreign investments.

                       SERVICE CORPORATION INTERNATIONAL

     In 2000, the Company implemented SAB No. 101 "Revenue Recognition in Financial Statements" which changes the Company's accounting policies regarding the manner in which the Company records preneed sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. As a result of the required change, the Company's prearranged sales activities are affected as follows:

     - Preneed sales of cemetery interment rights (cemetery burial property) -- revenue and all costs associated with the sales of preneed cemetery interment rights are recognized in accordance with the retail land sales provisions of SFAS No. 66 "Accounting for the Sales of Real Estate". Under SFAS No. 66, revenue and associated costs from constructed cemetery property are not recognized until a minimum percentage (10%) of the sales price has been collected. Revenues related to the preneed sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of SFAS No. 66 described above. Previously, the preneed interment rights revenue and associated costs were recognized at the time the contract was signed with the customer.

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

     - Prearranged funeral and preneed cemetery customer obtaining costs -- costs incurred related to obtaining new preneed cemetery and prearranged funeral business are accounted for under the provisions of SFAS No. 60 "Accounting and Reporting by Insurance Enterprises". Under SFAS No. 60, obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new preneed cemetery and prearranged funeral business, are deferred. As a result, the Company's policy is to defer only commission and related fringes of prearranged funeral and preneed cemetery business. Previously, deferred obtaining costs for prearranged funeral business included variable and fixed direct obtaining costs as well as direct marketing costs; and, obtaining costs for preneed cemetery business were previously expensed as incurred.

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

                       SERVICE CORPORATION INTERNATIONAL

     The following table shows the unaudited pro forma effects of retroactive application using the SAB No. 101 accounting policies compared to historical results for the year ended December 31, 1999.

                                                                        1999
                                                              -------------------------
                                                               PRO FORMA    HISTORICAL
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Revenues from continuing operations.........................  $2,745,114    $3,007,958
Income (loss) from continuing operations before
  extraordinary gains.......................................  $ (210,668)   $  (51,224)
Net income (loss)...........................................    (191,856)      (32,412)
Basic earnings per share:
  Income (loss) from continuing operations before
     Extraordinary gains....................................  $     (.77)   $     (.19)
  Net income (loss).........................................        (.70)         (.12)
Diluted earnings per share:
  Income (loss) from continuing operations before
     Extraordinary gains....................................  $     (.77)   $     (.19)
  Net income................................................        (.70)         (.12)

NOTE FOUR

  PREARRANGED FUNERAL ACTIVITIES

     The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Payments under these contracts generally are used to pay premiums on life insurance or annuity contracts, or are placed into trust accounts, pursuant to applicable law.

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

     Funeral revenue is recognized on prearranged funeral contracts at the time the funeral service is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which times these funds are also recognized in funeral revenues. Such amounts are intended to cover future increases in the cost of providing a price guaranteed funeral service. Net obtaining costs incurred pursuant to the sales of prearrangements are included in Deferred charges and other assets. These obtaining costs, which include sales commissions and certain other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral business, are deferred and amortized over 20 years, a period representing the estimated life of the prearranged funeral contracts. The aggregate net costs deferred as of December 31, 2001 and 2000 were $99,245 and $107,905, respectively (see note three to the consolidated financial statements).

  Prearranged Funeral Contracts

     As previously mentioned, the balance in prearranged funeral contracts represents amounts due from trust funds, customer receivables or third party insurance companies related to unperformed, price guaranteed

                       SERVICE CORPORATION INTERNATIONAL
prearranged funeral contracts. The components of prearranged funeral contracts in the consolidated balance sheet at December 31 are as follows:

                                                                 2001         2000
                                                              ----------   ----------
Trusts:
  Trust assets..............................................  $1,177,354   $1,355,545
  Receivables from customers................................     271,645      249,763
                                                              ----------   ----------
     Net trust related assets...............................   1,448,999    1,605,308
Receivables from third party insurance companies............   3,027,696    2,825,991
                                                              ----------   ----------
  Trust and insurance related assets........................   4,476,695    4,431,299
Allowance for cancellation..................................    (367,500)    (350,932)
                                                              ----------   ----------
  Prearranged funeral contracts.............................  $4,109,195   $4,080,367
                                                              ==========   ==========

     The allowance for cancellation is based on historical experience and is equivalent to approximately 8.9% of the total balance at December 31, 2001 and 8.6% of prearranged funeral contracts at December 31, 2000. Accumulated earnings from trust funds and increasing insurance benefits of third party insurance companies have been included to the extent that they have been accrued through December 31, 2001 and 2000, respectively. The cumulative trust funded total has been reduced by allowable cash withdrawals for trust earnings and amounts retained by the Company pursuant to various state laws.

     The activity in prearranged funeral contracts for the years ended December 31 is as follows:

                                                                 2001         2000
                                                              ----------   ----------
Beginning balance -- Prearranged funeral contracts..........  $4,080,367   $2,898,139
  Net sales.................................................     503,287      238,823
  Acquisitions (dispositions)...............................    (122,926)     (87,747)
  Realized earnings and increasing insurance benefits for
     third party insurance companies........................      49,239      141,823
  Maturities................................................    (333,125)    (263,249)
  Distributed earnings......................................     (49,153)     (73,246)
  Change in cancellation reserve............................     (16,568)       2,294
  Reclassification of discontinued insurance operations.....          --    1,223,157
  Cumulative effect of accounting change....................          --       59,326
  Effect of foreign currency and other......................      (1,926)     (58,953)
                                                              ----------   ----------
Ending balance -- Prearranged funeral contracts.............  $4,109,195   $4,080,367
                                                              ==========   ==========

     The cost and market value of the assets held in the trust funds underlying the Company's prearranged funeral contracts at December 31 are as detailed below. In addition to these assets held in trust funds, the

                       SERVICE CORPORATION INTERNATIONAL

Company has net receivables due from third party insurance companies of $2,808,744 and $2,618,467 at December 31, 2001 and 2000, respectively.

                                                2001                      2000
                                       -----------------------   -----------------------
                                          COST        MARKET        COST        MARKET
                                       ----------   ----------   ----------   ----------
Cash and cash equivalents............  $   84,601   $   85,335   $  146,258   $  147,412
Fixed Income Securities:
  U.S. Treasury......................      45,414       43,455       81,711       81,785
  Foreign government.................     208,408      211,772      157,704      165,977
  Corporate..........................      11,748       11,693       29,371       29,158
  Mortgage-backed....................     196,065      191,779      123,478      121,773
  Asset-backed.......................       1,174        1,197       83,234       83,424
  Municipal..........................       1,168        1,217        3,606        3,662
  Other..............................         749          724        6,926        6,928
Equity securities:
  Preferred stock....................         214          214          185          153
  Common stock.......................     440,146      439,174      453,890      470,576
Mutual funds:
  Equity.............................      72,581       61,761      108,204      102,214
  Fixed income.......................      51,271       52,301       75,398       76,440
Private equity and other.............      63,815       62,915       85,580      101,623
                                       ----------   ----------   ----------   ----------
Prearranged funeral trust assets.....  $1,177,354   $1,163,537   $1,355,545   $1,391,125
                                       ==========   ==========   ==========   ==========
Market value as of a percentage of
  cost...............................                 98.8%                     102.6%
                                                    ==========                ==========

  Deferred Prearranged Funeral Contract Revenues

     Deferred prearranged funeral contract revenues represent the original contract price, trust earnings and increasing insurance benefits on unperformed funeral contracts generally funded by trust or third party insurance companies. The total amounts associated with unperformed prearranged funeral contracts consists of two components: (i) contracts funded by trust or third party insurance companies and (ii) contracts funded by the Company's discontinued insurance operations. Upon disposal of the Company's discontinued insurance operations, the Company recorded the amounts associated with unperformed funeral contracts to be funded by these discontinued operations consistent with contracts funded by other third party insurance companies.

                       SERVICE CORPORATION INTERNATIONAL

     The following table summarizes for the years ended December 31 the activity in deferred prearranged funeral contract revenues:

                                                                 2001         2000
                                                              ----------   ----------
Beginning balance -- Deferred prearranged funeral contract
  revenues..................................................  $4,537,669   $3,186,081
  Net sales.................................................     543,785      246,164
  Acquisitions/dispositions.................................    (159,809)     (83,513)
  Realized earnings and increasing insurance benefits from
     third party insurance companies........................      48,864      143,710
  Maturities................................................    (357,105)    (270,097)
  Change in cancellation reserve............................     (16,568)       2,293
  Reclassification of discontinued insurance operations.....          --    1,223,157
  Cumulative effect of accounting change....................          --       94,975
  Effect of foreign currency and other......................        (720)      (5,101)
                                                              ----------   ----------
Ending balance -- Deferred prearranged funeral contract
  revenues..................................................  $4,596,116   $4,537,669
                                                              ==========   ==========

NOTE FIVE

  PRENEED CEMETERY ACTIVITIES

     The Company sells price guaranteed preneed cemetery contracts providing for future merchandise, services or property at prices prevailing when the agreements are signed. A portion of the payments under these contracts may be required to be placed into trust accounts, pursuant to applicable law.

     Cemetery revenue is recognized on preneed cemetery contracts when the service is performed or merchandise is delivered. The Company defers certain direct obtaining costs associated with preneed cemetery sales which are deferred, and expenses such costs when the corresponding revenue is recognized. Net obtaining costs related to preneed cemetery contracts of $213,414 and $213,157 as of December 31, 2001 and 2000, respectively, were included in Deferred charges and other assets in the consolidated balance sheet.

                       SERVICE CORPORATION INTERNATIONAL

  Merchandise and Services Trusts

     Amounts paid into cemetery merchandise and services trusts are included in long-term receivables, at cost. The cost and market values associated with the assets held in the cemetery merchandise and services trust funds underlying the Company's long-term receivables at December 31 were as follows:

                                                    2001                  2000
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Cash and cash equivalents..................  $ 49,874   $ 49,894   $ 77,376   $ 77,408
Fixed Income Securities:
  U.S. Treasury............................    82,897     80,280    131,095    135,304
  Foreign government.......................    10,579     10,646      9,308      9,349
  Corporate................................    20,278     20,540     15,946     16,318
  Mortgage-backed..........................   225,648    226,726    147,782    149,658
  Asset-backed.............................     2,116      2,151     85,947     89,427
  Municipal................................     2,268      2,241        109        114
  Other....................................       305        294      4,717      4,643
Equity securities:
  Preferred stock..........................       176        180        129        101
  Common stock.............................   334,560    331,721    268,510    261,720
Mutual funds:
  Equity...................................   109,655     91,800    105,330     94,827
  Fixed income.............................    44,676     45,555     64,207     64,515
Private equity and other...................    32,095     29,271     32,440     31,169
                                             --------   --------   --------   --------
Preneed cemetery merchandise and services
  trust assets.............................  $915,127   $891,299   $942,896   $934,553
                                             ========   ========   ========   ========
Market value as a percentage of cost.......              97.4%                 99.1%
                                                        ========              ========

     As a result of implementing SAB No. 101 (see note three to the consolidated financial statements), all realized investment earnings related to these cemetery merchandise and services trust funds are deferred until the associated merchandise is delivered or service is performed. Prior to 2000, the realized investment earnings were recognized as earned in the trusts. The realized investment earnings recognized in the consolidated statement of operations related to these cemetery merchandise and services trust funds were $15,081, $19,947, and $39,930 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Deferred Preneed Cemetery Contract Revenues

     Pursuant to the implementation of SAB No. 101 in 2000, the Company changed its accounting policies regarding the manner in which the Company records preneed sales activities. As discussed in detail in note three to the consolidated financial statements, the Company is now deferring revenues associated with certain preneed cemetery sales activities until cemetery burial property is constructed and meets the minimum down

                       SERVICE CORPORATION INTERNATIONAL
payment requirement (10%), merchandise is delivered or services are performed. The activity in deferred preneed cemetery contract revenues for the years ended December 31 is as follows:

                                                                 2001         2000
                                                              ----------   ----------
Beginning balance -- Deferred preneed cemetery contract
  revenues..................................................  $1,815,157   $1,639,606
Net sales...................................................     324,640      406,483
Acquisitions (dispositions).................................     (82,467)       1,505
Realized earnings on merchandise and services trust funds...       2,514       25,939
Maturities..................................................    (288,897)    (240,118)
Change in cancellation reserve..............................      11,275      (18,070)
Effect of foreign currency and other........................      (4,019)        (188)
Non-cash adjustments........................................     (22,162)          --
                                                              ----------   ----------
Ending balance -- Deferred preneed cemetery contract
  revenues..................................................  $1,756,041   $1,815,157
                                                              ==========   ==========

     In 2001, non-cash reclassifications were made between Current and Long-term receivables and Deferred preneed cemetery contract revenues in the consolidated balance sheet as a result of adjustments in foreign Deferred preneed cemetery contract revenue with no effect on results of operations or cash flows.

  Perpetual Care Trusts

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

                                                    2001                  2000
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Cash and cash equivalents..................  $ 30,826   $ 31,053   $ 42,690   $ 43,074
Fixed Income Securities:
  U.S. Treasury............................    29,588     29,829     60,153     62,818
  Foreign government.......................    14,993     16,644     17,387     19,542
  Corporate................................    70,102     71,174     56,992     58,469
  Mortgage-backed..........................   133,472    133,226     84,204     84,767
  Asset-backed.............................    14,913     15,022     29,519     31,064
  Municipal................................        33         32         89        162
  Other....................................     4,933      4,495      1,804      3,169
Equity securities:
  Preferred stock..........................     3,096      3,143         --         --
  Common stock.............................    32,308     34,475     50,602     59,228
Mutual funds:
  Equity...................................    32,440     32,528     50,909     47,675
  Fixed income.............................   146,990    141,789     91,690     84,317
Private equity and other...................    30,199     34,147     30,846     31,989
                                             --------   --------   --------   --------
Perpetual care trust assets................  $543,893   $547,557   $516,885   $526,274
                                             ========   ========   ========   ========
Market value as a percentage of cost.......              100.7%                101.8%
                                                        ========              ========

                       SERVICE CORPORATION INTERNATIONAL

     Realized investment earnings from these perpetual care trust funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. The realized investment earnings related to these perpetual care trust funds were $29,926, $26,660, and $25,950 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE SIX

  INCOME TAXES

     The provision or benefit for income taxes includes United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

     Loss from continuing operations before income taxes, extraordinary gains and cumulative effect of an accounting change for the years ended December 31 is as follows:

                                                       2001        2000        1999
                                                     ---------   ---------   --------
United States......................................  $(570,024)  $(474,256)  $(77,304)
Foreign............................................     34,596     (42,722)    10,611
                                                     ---------   ---------   --------
                                                     $(535,428)  $(516,978)  $(66,693)
                                                     =========   =========   ========

     Income tax provision (benefit) for the years ended December 31 consisted of the following:

                                                        2001       2000        1999
                                                      --------   ---------   --------
Current:
  United States.....................................  $(25,432)  $(149,465)  $ 23,155
  Foreign...........................................     9,935      12,436     13,141
  State and local...................................     4,001         535      5,498
                                                      --------   ---------   --------
                                                       (11,496)   (136,494)    41,794
                                                      --------   ---------   --------
Deferred:
  United States.....................................    66,287      47,923    (22,460)
  Foreign...........................................     2,856     (13,717)   (30,928)
  State and local...................................     3,552      10,833     (3,875)
                                                      --------   ---------   --------
                                                        72,695      45,039    (57,263)
                                                      --------   ---------   --------
       Total provision (benefit)....................  $ 61,199   $ (91,455)  $(15,469)
                                                      ========   =========   ========

     The Company made income tax payments on continuing operations of approximately $22,423, $56,007, and $24,500, excluding income tax refunds of $122,522, $35,032 and $8,488, for the years ended December 31, 2001, 2000, and
1999, respectively. In 2001, net tax refunds of $100,099 includes a one time refund of approximately $116,300 related to losses on sales of investments.

                       SERVICE CORPORATION INTERNATIONAL

     The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate for the years ended December 31 were as follows:

                                                       2001        2000        1999
                                                     ---------   ---------   --------
Computed tax provision (benefit) at the applicable
  federal statutory income tax rate................  $(187,400)  $(180,942)  $(23,343)
State and local taxes, net of federal income tax
  benefits.........................................      4,909       7,389      1,055
Dividends received deduction and tax exempt
  interest.........................................     (1,668)     (2,005)      (210)
Amortization of goodwill...........................      9,619      11,485     11,844
Foreign jurisdiction tax rate difference...........    (16,173)    (14,472)   (16,899)
Write down of assets...............................    111,984      92,155     11,528
Valuation allowance associated with assets held for
  sale.............................................    143,646          --         --
Other..............................................     (3,718)     (5,065)       556
                                                     ---------   ---------   --------
     Provision (benefit) for income taxes..........  $  61,199   $ (91,455)  $(15,469)
                                                     =========   =========   ========
     Total effective tax rate......................    11.4%      (17.7%)    (23.2%)
                                                     =========   =========   ========

     Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

                                                                2001        2000
                                                              ---------   ---------
Inventories and cemetery property, principally due to
  purchase accounting adjustments...........................  $ 511,432   $ 549,555
Property, plant and equipment, principally due to
  depreciation and to purchase accounting adjustments.......    148,744     118,433
Other.......................................................    142,009     142,320
                                                              ---------   ---------
Deferred tax liabilities....................................    802,185     810,308
                                                              ---------   ---------
Receivables, principally due to sales of cemetery interment
  rights and related products...............................   (181,243)   (163,952)
Deferred revenue on prearranged funeral and cemetery
  contracts, principally due to earnings from trust funds...   (121,303)   (133,620)
Accrued liabilities.........................................    (48,363)    (93,381)
Loss and foreign tax credit carry-forwards..................   (185,931)    (72,424)
                                                              ---------   ---------
Deferred tax assets.........................................   (536,840)   (463,377)
                                                              ---------   ---------
Valuation allowance.........................................    168,528      69,199
                                                              ---------   ---------
  Net deferred income taxes.................................  $ 433,873   $ 416,130
                                                              =========   =========

     Current refundable income taxes and current deferred tax assets are included in Other current assets, long-term deferred tax assets are included in Deferred charges and other assets, with current taxes payable and current deferred tax liabilities being reflected as Income taxes on the consolidated balance sheet.

     At December 31, 2001 and 2000, United States income taxes had not been provided on $88,261 and $264,379, respectively, of undistributed earnings of foreign subsidiaries since it is the Company's intention not to remit these earnings. Although it is not practicable to determine the deferred tax liability on the unremitted

                       SERVICE CORPORATION INTERNATIONAL
earnings, credits for income taxes paid by the Company's foreign subsidiaries will be available to reduce any U.S. tax if these foreign earnings are remitted.

     Various subsidiaries have international, federal and state operating loss carry-forwards of $886,406 with expiration dates through 2019. The Company believes that some uncertainty exists with respect to future realization of these loss carry-forwards, therefore a valuation allowance has been established for those carry-forwards where uncertainty exists. The increase in the valuation allowance is primarily attributable to the U.S. capital loss recorded in connection with the financial statement writedown of assets held for sale.

     The loss carry-forwards will expire as follows:

2002........................................................  $  3,364
2003........................................................    14,189
2004........................................................     9,574
2005........................................................    16,843
2006........................................................    37,375
Thereafter..................................................   805,061
                                                              --------
  Total.....................................................  $886,406
                                                              ========

                       SERVICE CORPORATION INTERNATIONAL

NOTE SEVEN

  DEBT

     Debt as of December 31 was as follows:

                                                                 2001         2000
                                                              ----------   ----------
Bank credit agreements......................................  $   29,061   $  789,750
6.75% notes due in 2001.....................................          --      123,000
8.72% amortizing notes due in 2002..........................       4,653       39,149
7.0% notes due in 2015 (putable in 2002)....................      58,460      186,040
6.3% notes due in 2020 (putable in 2003)....................     251,284      300,000
7.375% notes due in 2004....................................     228,000      250,000
8.375% notes due in 2004....................................      51,840       51,840
6.0% notes due in 2005......................................     581,550      591,550
7.2% notes due in 2006......................................     150,000      150,000
6.875% notes due in 2007....................................     150,000      150,000
6.5% notes due in 2008......................................     200,000      200,000
6.75% convertible subordinated notes due 2008, conversion
  price of $6.92............................................     345,000           --
7.7% notes due in 2009......................................     200,000      200,000
6.95% amortizing notes due in 2010..........................      45,929       49,202
7.875% debentures due in 2013...............................      55,627       55,627
Medium-term notes, maturities through 2019, fixed average
  interest rate of 9.32%....................................          --       35,720
Convertible debentures, interest rates range from
  4.75%-5.5%, due through 2013, conversion price ranges from
  $11.25-$50.00.............................................      46,031       49,213
Mortgage and other notes payable with maturities through
  2050......................................................     181,520       86,219
Deferred losses on swap terminations and loan costs.........     (44,342)     (39,208)
                                                              ----------   ----------
Total debt..................................................   2,534,613    3,268,102
Less current maturities.....................................    (220,640)    (176,782)
                                                              ----------   ----------
     Total long-term debt...................................  $2,313,973   $3,091,320
                                                              ==========   ==========

     The Company's consolidated debt had a weighted average interest rate of 6.72% at December 31, 2001, compared to 7.08% at December 31, 2000. Approximately 99% and 76% of the total debt had a fixed interest rate at December 31, 2001 and 2000, respectively.

     The Company's primary bank credit agreements consist of two committed facilities -- a 2-year term loan and a 5-year, multi-currency revolving credit agreement. Both of these facilities are primarily used for general corporate purposes and will mature June 2002. The credit agreements contain certain covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth requirement. Additionally, the bank credit agreements restrict the Company from paying dividends and making other distributions, as defined. The covenants will continue to be calculated using ongoing financial results based on accounting principles generally accepted in the United States in effect when the credit facilities originated.

     Interest rates for these facilities are based on various indices as determined by the Company. The weighted average interest rate on the two committed facilities was 4.75% and 7.95% at December 31, 2001 and 2000, respectively. For each facility, a quarterly fee is paid on the total commitment amount ranging from

                       SERVICE CORPORATION INTERNATIONAL

0.25% to 0.50% based on the Company's senior debt ratings. The facility fee was 0.50% at December 31, 2001 and 2000.

     The 2-year term loan allowed for borrowings up to $29,061 and $296,486 and the 5-year, multi-currency revolving credit agreement allowed for borrowings up to $400,000 and $691,801 as of December 31, 2001 and 2000, respectively. Under the 5-year multi-currency revolving credit agreement, the Company was permitted to borrow in foreign currencies up to $285,714 and $500,000 at December 31, 2001 and 2000, respectively. The Company had foreign-denominated borrowings of $0 and $271,263 drawn under the multi-currency revolving credit agreement at December 31, 2001 and 2000, respectively. All of the $29,061 outstanding at December 31, 2001 was borrowed on the 2-year term loan. Subsequent to year end, the 2-year term loan was paid off and the Company amended the terms of the 5-year multi-currency revolving credit agreement which, among other things, reduced the borrowing availability to $150,000.

     Total debt at December 31, 2001 includes approximately $113,500 of currently maturing debt associated with the financial restructuring of the Company's French subsidiary which is expected to be satisfied with non-cash French assets in 2002.

     In accordance with the stated maturities, the Company retired the 6.75% senior notes on June 1, 2001 and the 6.375% senior notes on October 2, 2000 in the amounts of $123,000 and $70,710, respectively.

     In June 2001, the Company issued $345,000 of convertible subordinated notes. The notes are convertible into common stock at an initial conversion price of $6.92 and have an interest rate of 6.75%. The notes are callable after June 2004 and mature in June 2008. The proceeds from the convertible subordinated notes were used to refinance the Company's debt, including borrowings under the Company's bank credit agreements.

     During the year ended December 31, 2001, the Company repurchased $35,720 of the medium-term notes due through 2019 and $127,580 of the 7.00% senior notes due 2015 (putable 2002) in the open market. In addition, the Company exchanged 15,200 shares of its common stock for $48,716 of the 6.30% senior notes due 2020 (putable 2003), $22,000 of the 7.375% senior notes due 2004, $10,000 of the
6.00% senior notes due 2005 and $2,995 of other notes. As a result of these transactions, the Company recognized extraordinary gains on early extinguishments of debt totaling $4,731 (net of tax of $3,024).

     During the year ended December 31, 2000, the Company repurchased $79,290 of the 6.375% senior notes due 2000, $27,000 of the 6.75% senior notes due 2001, $113,960 of the 7.00% senior notes due 2015 (putable 2002), and $8,450 of the 6.00% senior notes due 2005. The repurchase resulted in extraordinary gains on early extinguishments of debt totaling $21,973 (net of tax of $12,630).

     The Company had deposited $81,627 and $68,753 in restricted interest-bearing accounts that were held as security for various credit instruments at December 31, 2001 and 2000, respectively, included in Deferred charges and other assets in the consolidated balance sheet. At December 31, 2001, approximately $19,229 was related to two embedded options associated with the Company's 6.30% senior notes due 2020 (putable 2003), $44,094 was related to letters of credit, and the remaining $18,304 was used to secure various other obligations.

     At December 31, 2001 and 2000 the Company had approximately $25,363 and $22,983, respectively, of assets pledged as collateral for the mortgages and other notes payable.

     Cash interest payments for the three years ending December 31, 2001 totaled $218,429; $244,638; and $237,682, respectively.

                       SERVICE CORPORATION INTERNATIONAL

     The aggregate maturities of debt for the five years subsequent to December 31, 2001, are as follows:

2002........................................................  $  220,640
2003........................................................     270,033
2004........................................................     298,141
2005........................................................     607,891
2006........................................................     178,112
2007 and thereafter.........................................     959,796
                                                              ----------
Total.......................................................  $2,534,613
                                                              ==========

NOTE EIGHT

  DERIVATIVES

     The Company occasionally participates in hedging activities using various derivative instruments including interest rate and cross-currency swap agreements, and forward currency exchange contracts. These instruments are used to hedge potential exposures in the interest rate and foreign exchange rate markets. The Company has documented policies and procedures to monitor and control the use of derivative instruments and only enters into transactions with a limited group of creditworthy financial institutions. The Company generally does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

     In 2001, the Company executed certain forward currency exchange contracts to hedge its net foreign investments. At December 31, 2001 the outstanding hedges had notional values of L70,000 and E40,000, equivalent to an aggregate notional value of approximately $130,761. The contracts were recorded at fair value, equaling $5,326 in Accounts payable and accrued liabilities on the consolidated balance sheet with a corresponding entry in Foreign currency translation adjustment in the consolidated statement of stockholder's equity. At December 31, 2000 the Company was not a party to any derivative transactions.

     Subsequent to year end, the Company joint ventured its operations in the United Kingdom (see note sixteen to the consolidated financial statements), and as a result, terminated its hedge of those assets. At February 28, 2002, the remaining euro-denominated forward exchange contract represented a loss of $698.

     In conjunction with adopting SFAS No. 133, the Company reclassified deferred losses of $23,195 related to the interest rate losses incurred upon termination of the fair value hedges of the Company's debt. These deferred losses previously recorded in Deferred charges and other assets, have been reclassified to Long-term debt in the consolidated balance sheet and are being amortized over the life of the underlying bonds.

NOTE NINE

  CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. It is not practicable to estimate the fair value of receivables due on cemetery contracts or prearranged funeral contracts (other than prearranged funeral trust funds and cemetery merchandise and services trust funds; see notes four and five to the consolidated financial statements) without incurring excessive costs because of the large number of individual contracts with varying terms. The carrying value of other notes receivable approximates fair value as the Company regularly reviews the loans for impairment. At December 31, 2001 and 2000, other notes receivable included in Current and Long-term receivables in the

                       SERVICE CORPORATION INTERNATIONAL
consolidated balance sheet was $132,060 and $172,686, respectively. The Company also had $13,269 and $10,494 in outstanding undrawn commitments at December 31, 2001 and 2000, respectively. See note eight to the consolidated financial statements regarding the Company's derivative financial instruments.

     The fair market value of the Company's debt at December 31 was as follows:

                                                                 2001         2000
                                                              ----------   ----------
Bank credit agreements......................................  $   28,189   $  631,800
6.75% notes due in 2001.....................................          --      117,465
8.72% amortizing notes due in 2002..........................       4,653       28,506
7.0% notes due in 2015 (putable in 2002)....................      58,460      137,640
6.3% notes due in 2020 (putable in 2003)....................     243,745      204,000
7.375% notes due in 2004....................................     214,320      157,500
8.375% notes due in 2004....................................      49,248       32,918
6.0% notes due in 2005......................................     500,133      343,360
7.2% notes due in 2006......................................     132,000       86,250
6.875% notes due in 2007....................................     129,000       85,500
6.5% notes due in 2008......................................     172,000      112,000
6.75% subordinated convertible notes due in 2008, conversion
  price of $6.92............................................     346,725           --
7.7% notes due in 2009......................................     170,000      110,000
6.95% amortizing notes due in 2010..........................      38,581       27,061
7.875% debentures due in 2013...............................      44,502       51,230
Medium-term notes, maturities through 2019, fixed average
  interest rate of 9.32%....................................          --       20,299
Convertible debentures, interest rates range from 4.75% to
  5.5% due through 2013, conversion price ranges from $11.25
  to $50.00.................................................      39,126       28,578
Mortgage and other notes payable with maturities through
  2050......................................................     181,520       86,219
                                                              ----------   ----------
     Total debt.............................................  $2,352,202   $2,260,326
                                                              ==========   ==========

     The fair value of the fixed rate long-term borrowings and convertible securities was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The Company has historically reported the market value of its bank credit agreements at book value since such agreements have variable interest rates. However, at December 31, 2001 and 2000, the fair market value of these credit agreements is less than book value based upon existing market pricing and terms for comparable bank credit agreements.

     The Company grants credit in the normal course of business, and the credit risk with respect to funeral, cemetery and prearranged funeral and preneed cemetery receivables due from customers is generally considered minimal because of the diversification of the customers served. Bad debts have not been significant in relation to the volume of deferred revenues. Customer payments on prearranged funeral or preneed cemetery contracts that are placed into state regulated trusts or are used to pay premiums on life insurance contracts generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

                       SERVICE CORPORATION INTERNATIONAL

     The Company's cash deposits, some of which exceed insured limits, were distributed among various regional and national banks in the jurisdictions in which the Company operates as of December 31, 2001. In addition, the Company had commercial paper, money-market funds, and Eurodollar time deposits at December 31, 2001 with a variety of financial institutions and corporations with high quality credit ratings. As a result, the Company believes that the associated credit risk in such instruments is not material.

NOTE TEN

  COMMITMENTS AND CONTINGENCIES

  Leases

     The Company's operating leases principally relate to funeral home facilities, transportation equipment and two aircraft. The majority of these operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Rental expense for these leases was $92,895, $94,629, and $88,437 for the years ended December 31, 2001, 2000, and 1999, respectively.

     As of December 31, 2001, future minimum lease payments for leases exceeding one year are as follows:

2002........................................................   $ 68,547
2003........................................................     53,798
2004........................................................     43,852
2005........................................................     31,435
2006........................................................     17,866
2007 and thereafter.........................................     52,399
                                                               --------
     Subtotal...............................................    267,897
Less: Subleases.............................................     (3,606)
                                                               --------
     Total..................................................   $264,291
                                                               ========

  Purchase Commitments

     The Company has a minimum purchase agreement with a major casket manufacturer for its North American operations with an original commitment of $750,000 over a six-year period expiring in 2004. The agreement contains provisions to increase the minimum annual purchases for normal price increases. Additionally, the contract provides for a one-year extension period to 2005 in which the Company is allowed to purchase any remaining commitment that exists at the end of the original term. Based on current estimates, the remaining commitment is as follows:

2002........................................................   $130,000
2003........................................................    145,000
2004........................................................    165,000
2005........................................................     30,000
                                                               --------
     Total..................................................   $470,000
                                                               ========

                       SERVICE CORPORATION INTERNATIONAL

  Management, Consultative and Non-Competition Agreements

     The Company has entered into management, employment, consultative and non-competition agreements, generally for five to ten years, with certain officers and employees of the Company and former owners of businesses acquired. The Company has modified several of the above agreements as part of cost rationalization programs; see note sixteen to the consolidated financial statements. During the years ended December 2001, 2000, and 1999, the Company recognized expense of $70,758, $75,141, and $104,650, respectively, related to these agreements. The Company has estimated the maximum future cash commitment under these agreements; as a result, this commitment is not indicative of the future expense to be recognized due to amounts recorded in restructuring as a result of cost rationalization programs. At December 31, 2001, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

2002........................................................   $ 90,096
2003........................................................     45,419
2004........................................................     37,552
2005........................................................     29,090
2006........................................................     19,749
2007 and thereafter.........................................     26,058
                                                               --------
     Total..................................................   $247,964
                                                               ========

  Contingent Purchase Obligations

     In connection with certain acquisitions made with the Company's South America operations, the Company entered into contingent purchase obligations with certain former owners of those businesses. These obligations require the Company to pay additional consideration if cumulative EBIT thresholds, as defined in such agreements, are met between 2003 and 2005. As of December 31, 2001, the contingent consideration is estimated to be $50,000. This additional consideration may be paid partially in common stock at the discretion of the former owners.

  Litigation

     The Company is a party to various litigation matters, investigations and proceedings. The Company reserves for estimated losses relating to these contingencies if amounts can be reasonably estimated and are probable to occur. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, management believes the eventual outcome of these contingencies is not expected to have a material adverse effect on the financial position, liquidity, or results of operations.

NOTE ELEVEN

  STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 2001 and 2000. At December 31, 2001 and 2000, 500,000,000 common shares of $1 par value were authorized and the Company had 292,153,765 and 272,507,010, respectively, shares issued and outstanding, net of 2,502,190 shares held in treasury at par.

     The Board of Directors has adopted a preferred share purchase rights plan and has declared a dividend of one preferred share purchase right for each share of common stock outstanding. The rights become exercisable in the event of certain attempts to acquire 20% or more of the common stock of the Company and entitle the

                       SERVICE CORPORATION INTERNATIONAL
rights holders to purchase certain securities of the Company or the acquiring company. The rights, which are redeemable by the Company for $.01 per right, expire in July 2008 unless extended.

  Stock Benefit Plans

     The Company has benefit plans whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The Company's Amended 1996 Incentive Plan reserves 24,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock and other stock based awards to officers and key employees of the Company. The Company's 1996 Non-qualified Incentive Plan reserves 8,700,000 shares of common stock for outstanding and future awards of nonqualified stock options to employees who are not officers of the Company.

     The plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Company's Compensation Committee of the Board of Directors. At December 31, 2001, 5,215,623 options were outstanding with alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging from eight to ten years from date of grant. At December 31, 2001 and 2000, 7,349,923 and 11,187,894 shares, respectively, were reserved for future option grants under all stock option plans.

     The following tables set forth certain stock option information:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ----------   --------------
Outstanding at December 31, 1998............................  17,378,516       $25.48
                                                              ----------       ------
  Granted...................................................   5,080,339        17.06
  Assumed...................................................   1,199,273        23.65
  Exercised.................................................     (73,181)       14.74
  Cancelled.................................................  (3,691,837)       24.94
                                                              ----------       ------
Outstanding at December 31, 1999............................  19,893,110        23.36
                                                              ----------       ------
  Granted...................................................   7,288,650         4.89
  Exercised.................................................          --           --
  Cancelled.................................................  (1,887,967)       24.92
                                                              ----------       ------
Outstanding at December 31, 2000............................  25,293,793        17.92
                                                              ----------       ------
  Granted...................................................   9,083,100         3.98
  Exercised.................................................    (136,414)        4.32
  Cancelled.................................................  (4,291,215)       21.94
                                                              ----------       ------
Outstanding at December 31, 2001............................  29,949,264       $13.18
                                                              ==========       ======
Exercisable at December 31, 1999............................   8,575,226       $20.42
                                                              ==========       ======
Exercisable at December 31, 2000............................  12,262,434       $21.45
                                                              ==========       ======
Exercisable at December 31, 2001............................  12,824,879       $18.72
                                                              ==========       ======

                       SERVICE CORPORATION INTERNATIONAL

                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                 ----------------------------------------------------   ---------------------------------
                     NUMBER                                                 NUMBER
                 OUTSTANDING AT   WEIGHTED-AVERAGE                      EXERCISABLE AT
   RANGE OF       DECEMBER 31,       REMAINING       WEIGHTED-AVERAGE    DECEMBER 31,    WEIGHTED-AVERAGE
EXERCISE PRICE        2001        CONTRACTUAL LIFE    EXERCISE PRICE         2001         EXERCISE PRICE
--------------   --------------   ----------------   ----------------   --------------   ----------------
 $ 0.00- 4.00       7,683,500           7.0               $ 3.46             594,489          $ 2.51
   4.00-10.00       8,183,250           4.8                 5.29           1,667,206            5.88
  10.00-20.00       7,715,838           4.7                16.02           6,666,292           15.83
  20.00-30.00       1,971,608           2.6                26.38           1,645,108           26.14
  30.00-50.00       4,395,068           3.5                33.97           2,251,784           35.65
 ------------      ----------           ---               ------          ----------          ------
 $ 0.00-50.00      29,949,264           5.0               $13.18          12,824,879          $18.72
 ============      ==========           ===               ======          ==========          ======

     For the years ended December 31, 2001, 2000 and 1999, respectively, 110,000, 33,000 and 30,000 shares of restricted stock were awarded at average fair values of $5.86, $4.03 and $19.06, respectively.

     If the Company had elected to recognize compensation cost for its option plans based on the fair value at the grant dates for awards under those plans, net loss and loss per share would have been changed for the years ended December 31 to the pro forma amounts indicated below:

                                                      2001         2000         1999
                                                    ---------   -----------   --------
Net income (loss):
  As reported.....................................  $(597,796)  $(1,343,251)  $(32,412)
  Pro forma.......................................   (615,476)   (1,367,986)   (64,015)
Basic and diluted loss per share:
  As reported.....................................  $   (2.10)  $     (4.93)  $   (.12)
  Pro forma.......................................      (2.16)        (5.03)      (.23)

     The fair value of the Company's stock options used to compute the pro forma net loss and loss per share disclosures is determined by calculating the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

ASSUMPTIONS                                              2001        2000        1999
-----------                                            ---------   ---------   ---------
Dividend yield.......................................    0.0%        0.0%        0.0%
Expected volatility..................................    62.0%       57.2%       41.6%
Risk-free interest rate..............................    5.1%        6.7%        5.5%
Expected holding period..............................  7.1 years   7.0 years   7.0 years
Weighted average fair value..........................    $2.68       $3.18       $8.91

     In 2001, the Company replaced its 1995 Stock Plan for Non-Employee Directors, which expired, with its 2001 Stock Plan for Non-Employee Directors. Under this new plan, non-employee directors automatically receive yearly awards of restricted stock through the year 2005. Each award will not exceed 15,000 shares of common stock per director per year and vests after one year of service. In 2001, each non-employee director was awarded 10,000 shares of common stock. Further in 2001, the Company voted to create a Director Fee Plan to allow for partial payment of compensation to Non-Employee Directors through common stock. In 2001, 36,784 shares of common stock was granted under the Director Fee Plan.

                       SERVICE CORPORATION INTERNATIONAL

  Other Comprehensive Income (Loss)

     The Company's components of other comprehensive income (loss) at December 31 are as follows:

                                                   FOREIGN     UNREALIZED     MINIMUM      ACCUMULATED
                                                  CURRENCY        GAIN        PENSION         OTHER
                                                 TRANSLATION   (LOSSES) ON   LIABILITY    COMPREHENSIVE
                                                 ADJUSTMENT    SECURITIES    ADJUSTMENT   INCOME (LOSS)
                                                 -----------   -----------   ----------   -------------
Balance at December 31, 1998...................   $   1,268     $ 14,110      $     --      $  15,378
  Activity in 1999.............................     (39,036)     (36,332)           --        (75,368)
                                                  ---------     --------      --------      ---------
Balance at December 31, 1999...................     (37,768)     (22,222)           --        (59,990)
  Activity in 2000.............................    (202,709)      (4,792)      (12,724)      (220,225)
  Reclassification adjustment for sales of
     discontinued operations...................      16,044       27,014            --         43,058
                                                  ---------     --------      --------      ---------
Balance at December 31, 2000...................   $(224,433)    $     --      $(12,724)     $(237,157)
  Activity in 2001.............................     (76,403)          --       (16,629)       (93,032)
  Reclassification adjustment for sold
     locations.................................      38,990           --            --         38,990
                                                  ---------     --------      --------      ---------
Balance at December 31, 2001...................   $(261,846)    $     --      $(29,353)     $(291,199)
                                                  =========     ========      ========      =========

     Reflected in Foreign currency translation adjustment are net losses of $189,613 and an associated deferred tax asset of $51,581 related to the Company's international operations held for sale. Accordingly, when these transactions are consummated, Foreign currency translation adjustment and Accumulated other comprehensive income (loss) will increase by this amount. The Minimum pension liability adjustment is net of deferred taxes of $18,585.

NOTE TWELVE

  RETIREMENT PLANS

     The Company has a non-contributing, defined benefit pension plan covering substantially all United States employees (US Pension Plan), a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior
SERP), and a retirement plan for non-employee directors (Directors' Plan). In 2000, the Company also established a 401(k) employee savings plan.

     Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors' Plan and recognized a curtailment loss of $3,572 in 2001.

     Retirement benefits for the US Pension Plan are generally based on years of service and compensation. This contribution is an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments and marketable equity securities. The marketable equity securities include shares of Company common stock with a value of $6,603 and $578 at December 31, 2001 and 2000, respectively.

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

                       SERVICE CORPORATION INTERNATIONAL

     The Company's United Kingdom operation has a defined benefit pension plan (UK Plan). The Company and employees contribute to the plan consistent with United Kingdom funding requirements. Most other foreign employees are covered by various foreign government mandated or defined contribution plans which are adequately funded and are not considered significant to the financial condition or results of operations of the Company. The plans' liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

     The components of net periodic benefit cost for the years ended December 31 were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Service cost -- benefits earned during the period....  $  5,081   $ 15,941   $ 16,378
Interest cost on projected benefit obligation........    14,474     14,965     12,962
Return on plan assets................................   (13,569)   (13,688)   (13,576)
Curtailment charge...................................     3,572         --         --
Settlement charge....................................        --         --      1,073
Amortization of unrecognized transition asset........      (418)      (440)      (469)
Amortization of prior service cost...................       114      1,126      1,115
Recognized net loss (gain)...........................     2,826       (449)       390
                                                       --------   --------   --------
                                                       $ 12,080   $ 17,455   $ 17,873
                                                       ========   ========   ========

     The plans' funded status at December 31 were as follows (based on valuations as of September 30):

                                                                2001       2000
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $198,977   $193,415
Service cost................................................     5,081     15,941
Contributions paid by participants..........................     1,098      1,392
Interest cost...............................................    14,474     14,965
Plan amendments.............................................     1,802        132
Curtailment.................................................    (9,333)        --
Actuarial (gain) loss.......................................     7,136        775
Benefits paid...............................................   (24,891)   (24,507)
Effect of foreign currency..................................    (1,019)    (3,136)
                                                              --------   --------
Benefit obligation at end of year...........................  $193,325   $198,977
                                                              ========   ========

                       SERVICE CORPORATION INTERNATIONAL

                                                                2001       2000
                                                              --------   --------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $152,766   $158,892
Actual return on plan assets................................   (22,136)     2,910
Employer contributions......................................    42,901     17,788
Contributions paid by participants..........................     1,098      1,392
Benefits paid...............................................   (26,242)   (24,507)
Effect of foreign currency..................................    (1,312)    (3,709)
                                                              --------   --------
Fair value of plan assets at end of year....................  $147,075   $152,766
                                                              ========   ========
Funded status of plan.......................................  $(46,250)  $(46,211)
Fourth quarter contributions................................       354      3,870
Unrecognized actuarial loss.................................    58,904     27,001
Unrecognized prior service cost.............................     2,163      3,932
Unrecognized net transition asset...........................    (1,253)    (1,759)
Effect of foreign currency..................................        99         21
                                                              --------   --------
Net amount recognized.......................................  $ 14,017   $(13,146)
                                                              ========   ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
Prepaid benefit cost........................................  $  8,146   $  6,370
Accrued benefit liability...................................   (43,621)   (42,885)
Intangible asset............................................     1,554      3,995
Accumulated other comprehensive income......................    47,938     19,374
                                                              --------   --------
Net amount recognized.......................................  $ 14,017   $(13,146)
                                                              ========   ========

     The plans' weighted-average assumptions were as follows:

                                                              2001     2000
                                                              ----     ----
Discount rate used to determine obligations.................  6.97%    7.64%
Assumed rate of compensation increase.......................  3.50%    4.86%
Assumed rate of return on plan assets.......................  8.43%    8.93%

     The assumed rate of compensation increase for the year ended December 31, 2001 reflects the assumptions for the UK Plan only as all other plans subject to this disclosure were curtailed effective January 1, 2001.

     During 2000, the Company established an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of their United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after tax income in accordance with specified guidelines up to a maximum of 15%. The Company then matches a percentage of the employee contributions through contributions of the Company's common stock. For 2001, the Company match was based upon the following:

YEARS OF VESTING SERVICE       PERCENTAGE OF DEFERRED COMPENSATION
------------------------       -----------------------------------
0 - 5 years               75% of the first 6% of deferred compensation
6 - 10 years              110% of the first 6% of deferred compensation
11 or more years          135% of the first 6% of deferred compensation

                       SERVICE CORPORATION INTERNATIONAL

     The total value of Company matched common stock contributions in 2001 and 2000 were $12,635 and $812, respectively.

NOTE THIRTEEN

  SEGMENT REPORTING

     The Company's operations are product based and geographically based, and primary reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in all geographical regions. In 2000, the Company completed sales of its wholly owned insurance operations. As such, these operations have been reclassified and reported as discontinued operations (see note seventeen to the consolidated financial statements).

     The Company's reportable segment information is as follows:

                                                                            REPORTABLE
                                                   FUNERAL      CEMETERY     SEGMENTS
                                                  ----------   ----------   -----------
Revenues from external customers:
  2001..........................................  $1,805,305   $  705,038   $ 2,510,343
  2000..........................................   1,911,969      641,267     2,553,236
  1999..........................................   2,039,348      947,852     2,987,200
Depreciation and amortization:
  2001..........................................  $  141,024   $   33,487   $   174,511
  2000..........................................     157,174       40,162       197,336
  1999..........................................     174,150       56,725       230,875
Operating income:
  2001..........................................  $  256,366   $  103,020   $   359,386
  2000..........................................     266,915       58,432       325,347
  1999..........................................     366,494      247,719       614,213
Total assets:
  2001..........................................  $7,123,855   $4,007,642   $11,131,497
  2000..........................................   7,865,099    4,464,622    12,329,721
  1999..........................................   7,546,186    4,661,780    12,207,966
Capital expenditures:
  2001..........................................  $   56,824   $   26,596   $    83,420
  2000..........................................      40,660       43,943        84,603
  1999..........................................     905,790      432,083     1,337,873
Operating locations at year end (unaudited):
  2001..........................................       3,210          541         3,751
  2000..........................................       3,751          629         4,380
  1999..........................................       3,961          585         4,546

     Subsequent to the sale of substantially all remaining loans held by the Company's lending subsidiary, results of operations from remaining loans are included in Other income in the consolidated statement of

                       SERVICE CORPORATION INTERNATIONAL
operations and assets have been consolidated with corporate assets. The following table reconciles certain reportable segment amounts to the Company's corresponding consolidated amounts:

                                        REPORTABLE     LENDING
                                         SEGMENTS     SUBSIDIARY   CORPORATE   CONSOLIDATED
                                        -----------   ----------   ---------   ------------
Revenues from external customers:
  2001................................  $ 2,510,343    $     --          --    $ 2,510,343
  2000................................    2,553,236      11,494          --      2,564,730
  1999................................    2,987,200      20,758          --      3,007,958
Depreciation and amortization:
  2001................................  $   174,511    $     --    $ 19,426    $   193,937
  2000................................      197,336          --      26,695        224,031
  1999................................      230,875          --      15,215        246,090
Total assets(1):
  2001................................  $11,131,497    $     --    $448,440    $11,579,937
  2000................................   12,329,721      40,120     505,433     12,875,274
  1999................................   12,207,966     193,784     576,480     12,978,230
Capital expenditures(2):
  2001................................  $    83,420    $     --    $  2,574    $    85,994
  2000................................       84,603          --      13,192         97,795
  1999................................    1,337,873          --      29,187      1,367,060

---------------

(1) Total assets in 1999 include the net assets of discontinued operations as a component of corporate assets.

(2) Consolidated capital expenditures include $11,830, $14,425, and $1,159,929 for the years ended December 31, 2001, 2000, and 1999, respectively, for purchases of property, plant and equipment, cemetery property, and goodwill of acquired businesses. The 2001 amount relates to assets previously held by the Company's lending subsidiary exchanged for collateral in bankruptcy proceedings. The 2000 amount above related to the Company acquiring by deed in lieu of foreclosure the collateral underlying certain loans from the Company's lending subsidiary. Excluding these capital expenditures related to acquired businesses which are included in Acquisitions, net of cash acquired in the Cash flows from investing activities in the consolidated statement of cash flows, the Company had consolidated capital expenditures of $74,164, $83,370, and $207,131 for the years ended December 31, 2001,
    2000, and 1999, respectively.

                       SERVICE CORPORATION INTERNATIONAL

     The following table reconciles income (loss) from operations shown above to the Company's consolidated income (loss) before income taxes and extraordinary items:

                                                      2001        2000        1999
                                                    ---------   ---------   ---------
Operating Income:
  Reportable segments.............................  $ 359,386   $ 325,347   $ 614,213
  Lending subsidiary income (loss) from
     operations...................................         --       2,295     (29,467)
  General and administrative expenses.............    (70,309)    (79,932)    (82,585)
  Restructuring and non-recurring charges.........   (644,147)   (461,072)   (362,428)
                                                    ---------   ---------   ---------
(Loss) income from continuing operations..........   (355,070)   (213,362)    139,733
  Interest expense................................   (211,626)   (281,548)   (238,185)
  Other income....................................     15,044      17,455      12,007
  Gains from dispositions.........................     16,224      17,181      19,752
  Loss on sale of investment......................         --     (56,704)         --
                                                    ---------   ---------   ---------
Loss from continuing operations before income
  taxes, extraordinary gains and cumulative
  effects of accounting changes...................  $(535,428)  $(516,978)  $ (66,693)
                                                    =========   =========   =========

     Although total amounts reported have not changed, the Company has made certain reclassifications within geographic segments in order to more accurately reflect the results in all years with alignment of current management objectives.

                       SERVICE CORPORATION INTERNATIONAL

     The Company geographic segment information was as follows:

                                         NORTH                     OTHER
                                        AMERICA       EUROPE      FOREIGN      TOTAL
                                       ----------   ----------   ---------   ----------
Revenues from external customers:
  2001...............................  $1,781,159   $  647,714   $  81,470   $2,510,343
  2000...............................   1,737,014      686,199     141,517    2,564,730
  1999...............................   2,021,282      814,569     172,107    3,007,958
Depreciation and amortization
  2001...............................  $  144,581   $   40,614   $   8,742   $  193,937
  2000...............................     159,864       50,758      13,409      224,031
  1999...............................     167,244       65,650      13,196      246,090
Operating income (loss)(1):
  2001...............................  $  209,247   $ (317,394)  $(246,923)  $ (355,070)
  2000...............................    (251,705)      19,823      18,520     (213,362)
  1999...............................      96,521       14,195      29,017      139,733
Long-lived assets:
  2001...............................  $4,741,276   $  603,016   $  47,005   $5,391,297
  2000...............................   4,882,795    1,154,260     521,178    6,558,233
  1999...............................   5,407,022    1,441,113     556,234    7,404,369
Operating locations at year end
  (unaudited):
  2001...............................       1,999        1,726          26        3,751
  2000...............................       2,256        1,942         182        4,380
  1999...............................       2,291        2,071         184        4,546

---------------

(1) Operating income (loss) includes $644,147, $461,072 and $362,428 in restructuring and non-recurring charges for the years ended December 31, 2001, 2000, and 1999, respectively. In 2001, 2000, and 1999, respectively, $17,658, $439,632, and $279,078 relates to North America; $370,232, $20,424, and $75,898 relates to Europe; and, $256,257, $1,016, and $7,452 relates to Other Foreign.

        Included in the North American figures above are the following United States amounts:

                                              2001         2000         1999
                                           ----------   ----------   ----------
Revenues from external customers.........  $1,701,574   $1,657,553   $1,940,640
Operating income (loss)(2)...............     187,282     (168,655)      81,934
Long-lived assets........................   4,618,405    4,648,778    5,041,006
Operating locations at year end
  (unaudited)............................       1,842        2,092        2,137

        Included in the European figures above are the following French amounts:

                                              2001         2000         1999
                                           ----------   ----------   ----------
Revenues from external customers.........  $  425,129   $  415,615   $  505,630
Operating income (loss)(2)...............    (102,349)       5,235      (14,291)
Long-lived assets........................     202,141      344,369      468,532
Operating locations at year end
  (unaudited)............................       1,139        1,169        1,236

                       SERVICE CORPORATION INTERNATIONAL

---------------

(2) Operating income (loss) includes $27,154, $345,917, and $278,121 in restructuring and non-recurring charges in the United States and $126,612, $8,913, and $50,044 in France for the years ended December 31, 2001, 2000, and 1999, respectively.

     During 2001, the Company divested of certain North America and international funeral service locations and cemeteries not considered part of its core operations. Results of operations for Australia have been included through April 2001; the Netherlands, Norway, Spain and Portugal through July 2001; and Belgium through September 2001. All other divestitures occurred throughout the year. Summary operating results of the Company's divested operations are as follows.

                                                   AUSTRALIA             EUROPE
                                               -----------------   -------------------
                                                2001      2000       2001       2000
                                               -------   -------   --------   --------
Revenues:
  Funeral....................................  $13,375   $50,201   $ 37,731   $ 65,584
  Cemetery...................................    6,610    28,069      1,327      6,403
                                               -------   -------   --------   --------
                                               $19,985   $78,270   $ 39,058   $ 71,987
                                               =======   =======   ========   ========
Operating income (excluding restructuring and
  non-recurring charges):
  Funeral....................................  $   469   $ 5,383   $  7,910   $ 11,894
  Cemetery...................................    2,037    11,080        596      2,585
                                               -------   -------   --------   --------
                                               $ 2,506   $16,463   $  8,506   $ 14,479
                                               =======   =======   ========   ========

                                                 NORTH AMERICA            TOTAL
                                               -----------------   -------------------
                                                2001      2000       2001       2000
                                               -------   -------   --------   --------
Revenues:
  Funeral....................................  $37,616   $76,101   $ 88,722   $191,886
  Cemetery...................................    6,038    12,197     13,975     46,669
                                               -------   -------   --------   --------
                                               $43,654   $88,298   $102,697   $238,555
                                               =======   =======   ========   ========
Operating income (excluding restructuring and
  non-recurring charges):
  Funeral....................................  $(2,773)  $  (607)  $  5,606   $ 16,670
  Cemetery...................................      820     1,065      3,453     14,730
                                               -------   -------   --------   --------
                                               $(1,953)  $   458   $  9,059   $ 31,400
                                               =======   =======   ========   ========

                       SERVICE CORPORATION INTERNATIONAL

NOTE FOURTEEN

  SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts was as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Cash and cash equivalents:
  Cash......................................................  $   21,791   $   36,309
  Commercial paper and temporary investments................       7,501       11,600
                                                              ----------   ----------
                                                              $   29,292   $   47,909
                                                              ==========   ==========
Receivables and allowances:
  Current:
     Trade accounts.........................................  $  246,149   $  276,747
     Cemetery contracts and trusted cemetery merchandise and
       services sales.......................................     232,064      255,815
     Loans and other notes receivable.......................       2,116       23,486
                                                              ----------   ----------
                                                                 480,329      556,048
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      61,683       64,852
     Unearned finance charges...............................      32,167       41,207
                                                              ----------   ----------
                                                                  93,850      106,059
                                                              ----------   ----------
                                                              $  386,479   $  449,989
                                                              ==========   ==========
  Long-term:
     Cemetery contracts.....................................  $  506,045   $  615,367
     Trusted cemetery merchandise and services sales........     901,058      886,270
     Loans and other notes receivable.......................     129,944      149,200
                                                              ----------   ----------
                                                               1,537,047    1,650,837
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................     207,468      234,257
     Unearned finance charges...............................      80,087       87,205
                                                              ----------   ----------
                                                                 287,555      321,462
                                                              ----------   ----------
                                                              $1,249,492   $1,329,375
                                                              ==========   ==========

     Interest rates on cemetery contracts and loans and other notes receivable range from 3.5% to 14.5% at December 31, 2001 and 2000. Included in Loans and other notes receivable in the consolidated balance sheet

                       SERVICE CORPORATION INTERNATIONAL
is $354 and $445 of notes with officers, employees and former employees of the Company, and $4,712 and $4,786 of notes with other related parties at December 31, 2001 and 2000, respectively.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Inventories:
  Developed land, lawn crypts and mausoleums................  $   51,882   $   34,544
  Caskets, vaults, urns, markers and bases..................     117,093      135,512
                                                              ----------   ----------
                                                              $  168,975   $  170,056
                                                              ==========   ==========
Cemetery property:
  Undeveloped land..........................................  $1,671,953   $1,840,772
  Developed land, lawn crypts and mausoleums................     252,820      185,712
                                                              ----------   ----------
                                                              $1,924,773   $2,026,484
                                                              ==========   ==========
Property, plant and equipment:
  Land......................................................  $  299,169   $  353,144
  Buildings and improvements................................   1,192,755    1,401,996
  Operating equipment.......................................     430,020      484,569
  Leasehold improvements....................................      53,660       59,937
                                                              ----------   ----------
                                                               1,975,604    2,299,646
  Less: accumulated depreciation............................    (618,194)    (624,383)
                                                              ----------   ----------
                                                              $1,357,410   $1,675,263
                                                              ==========   ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $   78,852   $   91,834
  Payroll...................................................      92,670       92,416
  Interest..................................................      40,753       54,471
  Insurance.................................................      50,419       50,358
  Bank overdraft............................................      26,010       30,924
  Restructuring charge......................................      71,916       47,803
  Other.....................................................     123,530      133,549
                                                              ----------   ----------
                                                              $  484,150   $  501,355
                                                              ==========   ==========

  NON-CASH TRANSACTIONS

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Common stock issued under restricted stock plans.....  $    645   $    133   $    410
Minimum liability under retirement plans.............   (16,629)   (12,724)        --
Debenture conversions to common stock................     5,528         --        766
Debt extinguished using common stock.................    81,221         --         --
Common stock issued in acquisitions..................        --        247    565,831
Common stock contributions to employee 401(k)........    12,635        812         --
Common stock contributions to cash balance plan......     6,500         --         --

                       SERVICE CORPORATION INTERNATIONAL

NOTE FIFTEEN

  EARNINGS PER SHARE

     The basic and diluted per share amounts were the same in all periods presented because the Company reported a loss from continuing operations before extraordinary gains and cumulative effect of accounting changes for the three years ending December 31, 2001.

                                                         2001           2000          1999
                                                     ------------   ------------   -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic and diluted income (numerator):
  Loss from continuing operations before
     extraordinary gains and cumulative effects of
     accounting changes............................   $(596,627)     $(425,523)     $(51,224)
Basic and diluted shares (denominator):
  Shares...........................................     285,127        272,172       272,281
Basic and diluted loss per share from continuing
  operations before extraordinary gains and
  cumulative effects of accounting changes.........   $   (2.09)     $   (1.56)     $   (.19)

     The computation of diluted earnings per share excludes outstanding stock options and convertible debentures because the inclusion of such options and debentures would be antidilutive in the periods presented. Total options and convertible debentures that could impact dilutive earnings per share are as follows:

                                                              2001     2000     1999
                                                             ------   ------   ------
Antidilutive options.......................................  29,949   25,294   19,893
Antidilutive convertible debentures........................  51,763    2,066    2,070
                                                             ------   ------   ------
  Total common stock equivalents excluded from
     computation...........................................  81,712   27,360   21,963
                                                             ======   ======   ======

NOTE SIXTEEN

  RESTRUCTURING AND NON-RECURRING CHARGES

     The activity related to restructuring and non-recurring charges was as follows:

                                                                        UTILIZATION FOR TWELVE
                                                         ADDITIONS OR        MONTHS ENDED
                                           BALANCE AT    ADJUSTMENTS      DECEMBER 31, 2001       BALANCE AT
                            ORIGINAL      DECEMBER 31,      DURING      ----------------------   DECEMBER 31,
                          CHARGE AMOUNT       2000           2001         CASH       NON-CASH        2001
                          -------------   ------------   ------------   ---------   ----------   ------------
First Quarter 1999
  Charge................   $   89,884       $ 6,210        $     --      $ 1,986     $  1,481      $  2,743
Fourth Quarter 1999
  Charge................      272,544        86,959              --       19,694         (252)       67,517
2000 Charges............      434,415            --         (19,401)          --      (38,412)       19,011
2001 Charges............      663,548            --         663,548        1,114      646,475        15,959
                           ----------       -------        --------      -------     --------      --------
                           $1,460,391       $93,169        $644,147      $22,794     $609,292      $105,230
                           ==========       =======        ========      =======     ========      ========

                       SERVICE CORPORATION INTERNATIONAL

                                                                        UTILIZATION FOR TWELVE
                                                         ADDITIONS OR        MONTHS ENDED
                                           BALANCE AT    ADJUSTMENTS      DECEMBER 31, 2000       BALANCE AT
                            ORIGINAL      DECEMBER 31,      DURING      ----------------------   DECEMBER 31,
                          CHARGE AMOUNT       2000           2001         CASH       NON-CASH        2001
                          -------------   ------------   ------------   ---------   ----------   ------------
First Quarter 1999
  Charge................    $ 89,884        $ 25,245       $     --      $ 8,300     $ 10,735      $  6,210
Fourth Quarter 1999
  Charge................     272,544         135,944         26,657       38,355       37,287        86,959
2000 Charges............     434,415              --        434,415           --      434,415            --
                            --------        --------       --------      -------     --------      --------
                            $796,843        $161,189       $461,072      $46,655     $482,437      $ 93,169
                            ========        ========       ========      =======     ========      ========

     The Company recorded restructuring and non-recurring charges in 2001, 2000, and 1999. Additionally, the Company established reserves in 1999 on loans previously made by the Company's lending subsidiary (Impaired Loans) and has adjusted estimates of certain items included in the original charges, as better estimates become available.

     The Company's 2001 charge relates primarily to impairment charges associated with international businesses sold or held for sale. The total charge recorded in 2001 of $663,548 consists of $51,780 related to the joint venture of the Company's Australia operations; $26,519 related to the sales of the Company's operations in the Netherlands, Norway and Belgium; $573,394 related to the planned joint venture or disposition of its remaining investments outside the United States; and $11,855 of severance and asset write downs related to on-going cost rationalization programs.

     In connection with the dispositions of the international operations recorded in Restructuring and non-recurring charges, the Company received net pretax proceeds of approximately $148,807 and securities with a face value of $24,400, which includes a 20% equity interest in the Australia operations and a 12% subordinated convertible note. Also included in this charge, the Company recognized $38,781 of the cumulative foreign currency translation effect into earnings, previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity.

     In August 2001, the Company sold 85% of its operations in Spain and Portugal. In connection with this transaction, the Company received net pretax proceeds of $101,082 and recorded a gain of $2,062 which is included in Gains from dispositions in the consolidated statement of operations. Included in the gain, the Company recognized $209 of the cumulative foreign currency effect into earnings, previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity.

     The $573,394 write down relates to assets held for sale in the Company's remaining international jurisdictions. As part of computing the write down, the Company included the $189,613 debit balance related to the cumulative foreign currency translation effect included in accumulated other comprehensive income. This amount will be removed from accumulated other comprehensive income when the asset sales are completed. See note three to the consolidated financial statements regarding accounting changes and note eleven to the consolidated financial statements regarding Other comprehensive losses.

     The charge consists of the following:

                                                         2001 CHARGE   NUMBER OF LOCATIONS
                                                         -----------   -------------------
United Kingdom.........................................   $218,153              525
France.................................................    126,734            1,139
South America..........................................    193,856               22
Other Foreign..........................................     34,651               66
                                                          --------            -----
                                                          $573,394            1,752
                                                          ========            =====

                       SERVICE CORPORATION INTERNATIONAL

     The $11,855 consists of $7,597 for severance costs related to the termination of 123 employees in North America and 63 employees in Argentina. Nineteen individuals under employment, consultant and/or covenants-not-to-compete contractual agreements have been relieved from their obligations or restrictions under such agreements. Individuals will continue to be paid by the Company pursuant to such contractual terms, the majority of which will be paid by 2005. The remaining $4,258 related to assets impaired as a result of changes in the Company's technology strategy and termination of lease obligations related to facility closures.

     In 2001, the Company has recognized $19,401 as a reduction from changes in estimates of previously recorded charges of certain divested North American funeral homes and cemeteries and its equity investment in a Canadian funeral home and cemetery company. These changes in estimates are the result of better than anticipated market values as these previously impaired properties have been sold. The Company will continue to make adjustments as actual divestitures are consummated or better estimates become available. The Company received pretax proceeds of $35,799 related to the sale of its equity investment in the Canadian funeral home and cemetery company.

     The 2000 Charges totaled $434,415 related to the planned divestitures as a result of a North American facility review and the reduction of the carrying value of an equity investment in North America. Of the total 2000 Charges, $351,159 of charges related to the planned divestitures of 230 funeral service locations anticipated to be sold as funeral businesses, 174 funeral service locations anticipated to be sold as real estate and 105 cemeteries and $83,256 of charges to reduce the carrying value of the Company's equity investment in the Canadian funeral home and cemetery company.

     In 2000, the Company also recognized $26,657 related to changes in estimates for certain items originally included in the Fourth Quarter 1999 Charge. The changes primarily related to increasing the provision for asset impairment by $27,989 to further write down to estimated fair value loans made by the Company's lending subsidiary; $12,000 to write down to fair value assets held in the Company's European operations; offset by reductions of $8,969 for assets previously written down to their fair value, which were no longer being held for sale; and $4,363 in previously estimated severance costs in the Company's international operations.

     The First Quarter 1999 Charge totaled $89,884 relating to a cost rationalization program initiated in 1999 and consisted of the following: (1) severance costs of $56,757; (2) a charge of $19,123 of which $2,153 related to terminated projects representing costs associated with certain construction projects that have been cancelled and $16,970 related to costs associated with acquisition due diligence which will no longer be pursued; (3) a $7,245 charge for business and facility closures, primarily in the Company's European operations; and (4) a remaining charge of $6,759 consisting of various other cost initiatives.

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

                       SERVICE CORPORATION INTERNATIONAL

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

     The asset impairment associated with the lending subsidiary's loans represents the estimated amount necessary to sell 205 loans with a fair value of $176,272. The Company decided, except for existing commitments, to indefinitely suspend the operations of its lending subsidiary and to sell a portion of the loan portfolio in 2000. In connection with selling the portfolio of loans discussed above, the Company was also relieved of all but certain loan commitments to extend credit (see note nine to the consolidated financial statements).

     The Impaired Loans charge in 1999 totaled $38,608 and related to loans not being held for sale by the Company's lending subsidiary. The face value of the 47 loans subject to the reserve was $61,315 at December 31, 1999. In 2000, the Company acquired by deed in lieu of foreclosure the collateral underlying these loans previously on non-accrual status. Subsequent to acquiring those locations, the Company sold the majority of these locations during the year.

     At December 31, 2001, approximately $68,277 of the remaining total restructuring charge balance relates to severance costs. Further of the $105,230 remaining reserves, $71,916 is included in Accounts payable and accrued liabilities and $33,314 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payment.

     In October of 2000, the Company executed the sale of a 21% minority interest in the stock of the Company's United Kingdom operations to local management for $100. As a result, the Company recognized a pretax loss on the sale of investment of $56,704 in 2000.

     Subsequent to December 31, 2001, the Company completed several transactions with respect to its United Kingdom operations. To expedite and simplify the sale of the operations, the Company purchased the 21% minority interest in the United Kingdom operations for $150 and then capitalized substantially all indebtedness associated with the operations. Subsequent to the purchase and additional capitalization, the Company consummated the sale of its United Kingdom operations, receiving net pretax proceeds of approximately $273,000 and securities with a face value of $21,600, which includes a 20% equity interest in the United Kingdom operations and a 12% subordinated note.

                       SERVICE CORPORATION INTERNATIONAL

NOTE SEVENTEEN

  DISCONTINUED OPERATIONS

     In the third quarter of 2000, the Company completed the sales of its wholly owned insurance operations, Auxia and American Memorial Life Insurance Company (AMLIC). The financial statements have been reclassified to reflect these operations as discontinued. The operating results for Auxia have been included through August 31, 2000 and the operating results for AMLIC have been included through September 30, 2000, the dates of dispositions of the respective companies. In the fourth quarter of 2001, the Company recognized the partial release of a contingent liability associated with the sale of its insurance operations in income from discontinued operations.

     Summary operating results of discontinued operations:

                                                       TWELVE MONTHS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                        2001        2000         1999
                                                       -------   ----------   ----------
Revenues.............................................  $   --    $ 295,062    $ 313,855
Cost and expenses....................................   2,637     (275,172)    (284,852)
                                                       ------    ---------    ---------
Income from discontinued operations before income
  taxes..............................................   2,637       19,890       29,003
Provision for income taxes...........................    (936)      (6,543)     (12,076)
                                                       ------    ---------    ---------
Income from discontinued operations..................  $1,701    $  13,347    $  16,927
                                                       ======    =========    =========

                       SERVICE CORPORATION INTERNATIONAL

NOTE EIGHTEEN

  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST      SECOND     THIRD      FOURTH        YEAR
                                      ---------   --------   --------   ---------   -----------
Revenues:
  2001..............................  $ 677,776   $618,711   $582,979   $ 630,877   $ 2,510,343
  2000..............................    683,493    636,545    615,703     628,989     2,564,730
Gross profit:
  2001..............................    110,888     86,570     67,019      94,909       359,386
  2000..............................    117,065     72,068     71,862      66,647       327,642
Income (loss) from continuing
  operations before extraordinary
  gains and cumulative effects of
  accounting changes:
  2001..............................      3,319    (10,656)     4,182    (593,472)     (596,627)
  2000..............................     20,937    (16,443)   (10,846)   (419,171)     (425,523)
Net income (loss):
  2001..............................        265    (10,585)     4,281    (591,757)     (597,796)
  2000..............................   (876,641)     4,556    (49,626)   (421,540)   (1,343,251)
Basic earnings (loss) per share from
  continuing operations before
  extraordinary gains and cumulative
  effects of accounting changes:
  2001..............................        .01       (.04)       .02       (2.03)        (2.09)
  2000..............................        .08       (.06)      (.04)      (1.54)        (1.56)
Diluted earnings (loss) per share
  from continuing operations before
  extraordinary gains and cumulative
  effects of accounting changes:
  2001..............................        .01       (.04)       .02       (2.03)        (2.09)
  2000..............................        .08       (.06)      (.04)      (1.54)        (1.56)

     Income (loss) from continuing operations before extraordinary gains and cumulative effects of accounting changes includes the following restructuring and non-recurring charges and changes in estimates:

                                        FIRST      SECOND     THIRD      FOURTH        TOTAL
                                      ---------   --------   --------   ---------   -----------
Restructuring and non-recurring
  charges:
  2001..............................  $ (25,023)  $(26,223)  $ (6,185)  $(586,716)  $  (644,147)
  2000..............................         --    (13,281)        --    (447,791)     (461,072)
Changes in estimates:
  2001..............................     10,140     10,894     23,033      14,826        58,893
  2000..............................         --         --         --          --            --

     For a more detailed discussion of the Restructuring and non-restructuring charges, see note sixteen to the consolidated financial statements. For a more detailed discussion of the changes in estimates, see note two to the consolidated financial statements.

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2000

                                      BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE
                                      BEGINNING    COSTS AND       OTHER                      AT END OF
DESCRIPTION                           OF PERIOD     EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)    PERIOD
-----------                           ----------   ----------   -----------   -------------   ---------
                                                               (IN THOUSANDS)
Current --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 2001...   $ 64,852     $ 19,976     $ (4,150)      $(18,995)     $ 61,683
     Year ended December 31, 2000...     77,080       20,005      (18,558)       (13,675)       64,852
     Year ended December 31, 1999...     53,292       22,585       11,498        (10,295)       77,080
Due After One Year --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 2001...   $234,257     $(13,208)    $(11,077)      $ (2,504)     $207,468
     Year ended December 31, 2000...     97,285       19,885      121,097         (4,010)      234,257
     Year ended December 31, 1999...     38,707       47,418       11,169             (9)       97,285
Deferred Tax Valuation Allowance:
     Year ended December 31, 2001...   $ 69,199     $ 99,329     $              $             $168,528
     Year ended December 31, 2000...     27,278       41,921           --             --        69,199
     Year ended December 31, 1999...     13,058       14,220           --             --        27,278

---------------

(1) Uncollected receivables written off, net of recoveries.

(2) Primarily cumulative effect of accounting change and acquisitions and dispositions of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", (ii) with respect to Items 11 and 13 under the captions "Certain Information with Respect to Officers and Directors", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders." The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K, the information under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" in such Proxy Statement, and the information in the paragraphs under the caption "Audit Committee Report" in such Proxy Statement, are not incorporated by reference into this Form 10-K.

     The information regarding the Company's executive officers called for by
Item 401 of Regulation S-K has been included in PART I of this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)-(2) Financial Statements and Schedule:

          The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 41 of this report.

     (3) Exhibits:

          The exhibits listed on the accompanying Exhibit Index on pages 90-93 are filed as part of this report.

     (b) Reports on Form 8-K

          During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

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

Dated: March 27, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ R. L. WALTRIP*                    Chairman of the Board and Chief     March 27, 2002
 ------------------------------------------------            Executive Officer
                 (R. L. Waltrip)


             /s/ JEFFREY E. CURTISS*                    Senior Vice President Chief       March 27, 2002
 ------------------------------------------------       Financial Officer (Principal
               (Jeffrey E. Curtiss)                          Financial Officer)


              /s/ W. CARDON GERNER*                       Vice President Corporate        March 27, 2002
 ------------------------------------------------     Controller (Principal Accounting
                (W. Cardon Gerner)                                Officer)


              /s/ ANTHONY L. COELHO*                              Director                March 27, 2002
 ------------------------------------------------
               (Anthony L. Coelho)


              /s/ JACK FINKELSTEIN*                               Director                March 27, 2002
 ------------------------------------------------
                (Jack Finkelstein)


               /s/ A. J. FOYT, JR.*                               Director                March 27, 2002
 ------------------------------------------------
                (A. J. Foyt, Jr.)


               /s/ JAMES H. GREER*                                Director                March 27, 2002
 ------------------------------------------------
                 (James H. Greer)


                /s/ B. D. HUNTER*                                 Director                March 27, 2002
 ------------------------------------------------
                  (B. D. Hunter)


               /s/ VICTOR L. LUND*                                Director                March 27, 2002
 ------------------------------------------------
                 (Victor L. Lund)


             /s/ JOHN W. MECOM, JR.*                              Director                March 27, 2002
 ------------------------------------------------
               (John W. Mecom, Jr.)

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


           /s/ CLIFTON H. MORRIS, JR.*                            Director                March 27, 2002
 ------------------------------------------------
             (Clifton H. Morris, Jr.)


             /s/ E. H. THORNTON, JR.*                             Director                March 27, 2002
 ------------------------------------------------
              (E. H. Thornton, Jr.)


              /s/ W. BLAIR WALTRIP*                               Director                March 27, 2002
 ------------------------------------------------
                (W. Blair Waltrip)


             /s/ EDWARD E. WILLIAMS*                              Director                March 27, 2002
 ------------------------------------------------
               (Edward E. Williams)


 *By               /s/ JAMES M. SHELGER
        -----------------------------------------
                    (James M. Shelger,
                   as Attorney-In-Fact
            For each of the Persons indicated)

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 3.1     --   Restated Articles of Incorporation. (Incorporated by
              reference to Exhibit 3.1 to Registration Statement No.
              333-10867 on Form S-3).
 3.2     --   Articles of Amendment to Restated Articles of Incorporation.
              (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
 3.3     --   Statement of Resolution Establishing Series of Shares of
              Series D Junior Participating Preferred Stock, dated July
              27, 1998. (Incorporated by reference to Exhibit 3.2 to Form
              10-Q for the fiscal quarter ended June 30, 1998).
 3.4     --   Bylaws, as amended. (Incorporated by reference to Exhibit
              3.1 to Form 10-Q for the fiscal quarter ended September 30,
              1999).
 4.1     --   Rights Agreement dated as of May 14, 1998 between the
              Company and Harris Trust and Savings Bank. (Incorporated by
              reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).
 4.2     --   Agreement Appointing a Successor Rights Agent Under Rights
              Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by
              reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).
10.1     --   Retirement Plan For Non-Employee Directors. (Incorporated by
              reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
10.2     --   Form of First Amendment to Retirement Plan For Non-Employee
              Directors. (Incorporated by reference to Exhibit 10.2 to
              Form 10-K for the fiscal year ended December 31, 2000).
10.3     --   Agreement dated May 14, 1992 between the Company, R.L.
              Waltrip and related parties relating to life insurance.
              (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
10.4     --   Employment Agreement, dated January 1, 1998, between SCI
              Executive Services, Inc. and R.L. Waltrip. (Incorporated by
              reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).
10.5     --   Non-Competition Agreement and Amendment to Employment
              Agreement, dated November 11, 1991, among the Company, R.L.
              Waltrip and Claire Waltrip. (Incorporated by reference to
              Exhibit 10.9 to Form 10-K for the fiscal year ended December
              31, 1992).
10.6     --   Separation and Release Agreement, dated January 18, 2000,
              among the Company, SCI Executive Services, Inc. and W. Blair
              Waltrip. (Incorporated by reference to Exhibit 10.6 to Form
              10-K for the fiscal year ended December 31, 1999).
10.7     --   Employment Agreement, dated January 1, 1998, between SCI
              Executive Services, Inc. and Jerald L. Pullins.
              (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the for the fiscal quarter ended June 30, 1998).
10.8     --   Employment and Noncompetition Agreement, dated February 13,
              2002, between SCI Executive Services, Inc. and B.D. Hunter.
10.9     --   Employment and Noncompetition Agreement, dated February 13,
              2002, between SCI Executive Services, Inc. and Jeffrey E.
              Curtiss.
10.10    --   Employment Agreement, dated February 13, 2002, between SCI
              Executive Services, Inc. and James M. Shelger.
10.11    --   Form of Employment Agreement pertaining to officers (other than the officers identified in the preceding exhibits).
10.12    --   Form of 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended
              December 31, 1991).
10.13    --   Amendment to 1986 Stock Option Plan, dated February 12, 1997
              (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1996).
10.14    --   Amendment to 1986 Stock Option Plan, dated November 13, 1997
              (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1997).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.15    --   Amended 1987 Stock Plan. (Incorporated by reference to
              Appendix A to Proxy Statement dated April 1, 1991).
10.16    --   First Amendment to Amended 1987 Stock Plan. (Incorporated by
              reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1993).
10.17    --   1993 Long-Term Incentive Stock Option Plan. (Incorporated by
              reference to Exhibit 4.12 to Registration Statement No.
              333-00179 on Form S-8).
10.18    --   Amendment to 1993 Long-Term Incentive Stock Option Plan,
              dated February 12, 1997. (Incorporated by reference to
              Exhibit 10.15 to Form 10-K for the fiscal year ended
              December 31, 1996).
10.19    --   Amendment to 1993 Long-Term Incentive Stock Option Plan,
              dated November 13, 1997. (Incorporated by reference to
              Exhibit 10.17 to Form 10-K for the fiscal year ended
              December 31, 1997).
10.20    --   1995 Incentive Equity Plan. (Incorporated by reference to
              Annex B to Proxy Statement dated April 17, 1995).
10.21    --   Amendment to 1995 Incentive Equity Plan, dated February 12,
              1997. (Incorporated by reference to Exhibit 10.18 to Form
              10-K for the fiscal year ended December 31, 1996).
10.22    --   Amendment to 1995 Incentive Equity Plan, dated November 13,
              1997. (Incorporated by reference to Exhibit 10.21 to Form
              10-K for the fiscal year ended December 31, 1997).
10.23    --   Amended 1996 Incentive Plan. (Incorporated by reference to
              Annex A to Proxy Statement dated April 13, 1999).
10.24    --   Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended
              December 31, 1995).
10.25    --   Supplemental Executive Retirement Plan for Senior Officers
              (as Amended and Restated Effective as of January 1, 1998).
              (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
10.26    --   Form of First Amendment to Supplemental Executive Retirement
              Plan for Senior Officers. (Incorporated by reference to
              Exhibit 10.28 to Form 10-K for the fiscal year ended
              December 31, 2000).
10.27    --   Deferred Compensation Plan. (Incorporated by reference to
              Exhibit 10.31 to Form 10-K for the fiscal year ended
              December 31, 1997).
10.28    --   Amendment No. 5 to Service Corporation International
              Employee Stock Purchase Plan. (Incorporated by reference to
              Exhibit 10.31 to Form 10-K for the fiscal year ended
              December 31, 1999).
10.29    --   Form of First Amendment to SCI 401(k) Retirement Savings
              Plan. (Incorporated by reference to Exhibit 10.31 to Form
              10-K for the fiscal year ended December 31, 2000).
10.30    --   2001 Stock Plan for Non-Employee Directors. (Incorporated by
              reference to Annex A to Proxy Statement dated April 13,
              2001).
10.31    --   Director Fee Plan. (Incorporated by reference to Annex B to
              Proxy Statement dated April 13, 2001).
12.1     --   Ratio of Earnings to Fixed Charges.
21.1     --   Subsidiaries of the Company.
23.1     --   Consent of Independent Accountants (PricewaterhouseCoopers
              LLP).
24.1     --   Powers of Attorney.
99.1     --   Competitive Advance and Revolving Credit Facility Agreement
              (Facility A), dated June 27, 1997, among the Company, The
              Chase Manhattan Bank ("Chase") as administrative agent and the banks and other financial institutions named therein.
              (Incorporated by reference to Exhibit 99.1 to Form 10-K for the fiscal year ended December 31, 1999).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
99.2     --   Agreement and First Amendment to Competitive Advance and
              Revolving Credit Facility Agreement (Facility A), dated June
              26, 1998, among the Company, Chase as administrative agent and the banks and other financial institutions named
              therein. (Incorporated by reference to Exhibit 99.2 to Form
              10-K for the fiscal year ended December 31, 1999).
99.3     --   Agreement and Second Amendment to Competitive Advance and
              Revolving Credit Facility Agreement (Facility A), dated June
              25, 1999, among the Company, Chase as administrative agent and the banks and other financial institutions named
              therein. (Incorporated by reference to Exhibit 99.3 to Form
              10-K for the fiscal year ended December 31, 1999).
99.4     --   Agreement and Third Amendment to Competitive Advance and
              Revolving Credit Facility Agreement (Facility A), dated
              November 2, 1999, among the Company, Chase as administrative agent and the banks and other financial institutions named therein. (Incorporated by reference to Exhibit 99.4 to Form
              10-K for the fiscal year ended December 31, 1999).
99.5     --   Agreement and Fourth Amendment to Competitive Advance and
              Revolving Credit Facility Agreement (Facility A), dated
              November 14, 2000, among the Company, Chase as
              administrative agent and the banks and other financial
              institutions named therein. (Incorporated by reference to
              Exhibit 99.2 to Form 8-K dated December 4, 2000).
99.6     --   Competitive Advance and Revolving Credit Facility Agreement
              (Facility B), dated June 27, 1997, among the Company,
              subsidiaries of the Company named therein, Chase as
              administrative agent and the banks and other financial
              institutions named therein. (Incorporated by reference to
              Exhibit 99.5 to Form 10-K for the fiscal year ended December
              31, 1999).
99.7     --   Agreement and First Amendment to Competitive Advance and
              Revolving Credit Facility Agreement (Facility B), dated
              November 2, 1999, among the Company, subsidiaries of the
              Company named therein, Chase as administrative agent and the banks and other financial institutions named therein.
              (Incorporated by reference to Exhibit 99.6 to Form 10-K for the fiscal year ended December 31, 1999).
99.8     --   Agreement and Second Amendment to Competitive Advance and
              Revolving Credit Facility Agreement (Facility B), dated
              November 14, 2000, among the Company, subsidiaries of the
              Company named therein, Chase as administrative agent and the banks and other financial institutions named therein.
              (Incorporated by reference to Exhibit 99.3 to Form 8-K dated
              December 4, 2000).
99.9     --   Form of Consent dated March 22, 2002, regarding the
              Competitive Advance and Revolving Credit Facility Agreement
              (Facility B).
99.10    --   Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation
              International. (Incorporated by reference to Exhibit 99.1 to
              Form 10-Q for the fiscal quarter ended September 30, 1999).
99.11    --   Defendants' Answer to the Consolidated Class Action
              Complaint filed September 17, 1999 in Civil Action No.
              H-99-280, In re Service Corporation International.
              (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).
99.12    --   Defendants' Motion to Dismiss the Consolidated Class Action
              Complaint filed October 8, 1999 in Civil Action No.
              H-99-280, In re Service Corporation International.
              (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).
99.13    --   Plaintiffs' Opposition to Defendants' Motion to Dismiss the
              Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In Re Service Corporation
              International. (Incorporated by reference to Exhibit 99.4 to
              Form 10-Q for the fiscal quarter ended September 30, 1999).
99.14    --   Defendants' Reply to Plaintiffs' Opposition to Defendants'
              Motion to Dismiss the Consolidated Class Action Complaint
              filed November 24, 1999 in Civil Action No. H-99-280, In re
              Service Corporation International. (Incorporated by
              reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
99.15    --   Plaintiffs' Original Petition filed November 10, 1999 in
              Cause No. 32548-99-11, James P. Hunter, III and James P.
              Hunter, III Family Trust v. Service Corporation
              International, Robert L. Waltrip, L. William Heiligbrodt,
              George R. Champagne, W. Blair Waltrip, James M. Shelger,
              Wesley T. McRae and PriceWaterhouse Coopers, L.L.P.; in the
              Judicial District Court of Angelina County, Texas.
              (Incorporated by reference to Exhibit 99.5 to Form 10-Q for the fiscal quarter ended September 30, 1999).
99.16    --   Defendants' Original Answer in response to the Original
              Petition referred to in Exhibit 99.15. (Incorporated by
              reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 1999).
99.17    --   Plaintiff's Original Petition filed December 28, 2000 in
              Cause No. 33701-01-01, Jack D. Rottman v. Service
              Corporation International, Robert L. Waltrip, L. William
              Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M.
              Shelger, Wesley T. McRae and PricewaterhouseCoopers, L.L.P.;
              in the           Judicial District Court of Angelina County,
              Texas. (Incorporated by reference to Exhibit 99.16 to Form
              10-K for the fiscal year ended December 31, 2000).
99.18    --   Defendants' Motion to Transfer Venue and Original Answer in
              response to the Original Petition referred to in Exhibit
              99.17. (Incorporated by reference to Exhibit 99.17 to Form
              10-K for the fiscal year ended December 31, 2000).
99.19    --   Plaintiff's Original Petition filed December 15, 2000, in
              Cause No. 2000-63917, Jack T. Hammer v. Service Corporation
              International, Robert L. Waltrip, L. William Heiligbrodt,
              George R. Champagne, W. Blair Waltrip, James M. Shelger,
              Wesley T. McRae and PricewaterhouseCoopers, L.L.P.; in the
              165th Judicial District Court of Harris County, Texas.
              (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).
99.20    --   Defendants' Original Answer to the Original Petition
              referred to in Exhibit 99.19. (Incorporated by reference to
              Exhibit 99.19 to Form 10-K for the fiscal year ended
              December 31, 2000).

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