Form 10-Q
period 2002-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2002-05-15
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                              ---------------------

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
        YES     X                                         NO
            ----------                                       ----------

The number of shares outstanding of the registrant's common stock as of May 10, 2002 was 293,792,617 (net of treasury shares).

                        SERVICE CORPORATION INTERNATIONAL


                                      INDEX

                                                                           Page
Part I.  Financial Information
    Item 1.  Financial Statements
         Consolidated Statement of Operations -
            Three Months Ended March 31, 2002 and 2001                       3

         Consolidated Balance Sheet -
            March 31, 2002 and December 31, 2001                             4

         Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 2002 and 2001                       5

         Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 2002                                6

         Notes to Consolidated Financial Statements                     7 - 15

    Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 15 - 30

    Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                  30


Part II. Other Information

    Item 1.  Legal Proceedings                                         30 - 33

    Item 6.  Exhibits and Reports on Form 8-K                          33 - 34

    Signature                                                               34

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        Three months ended
                                                                             March 31,
(In thousands, except per share amounts)                               2002            2001
-----------------------------------------------------------------------------------------------
Revenues.........................................................     $ 585,758       $ 677,776
Costs and expenses...............................................      (466,594)       (566,888)
                                                                    ------------    ------------
Gross profit......................................................      119,164         110,888

General and administrative expenses...............................      (15,731)        (17,979)
Restructuring and non-recurring charges...........................       (4,894)        (25,023)
                                                                    ------------    ------------
Operating income..................................................       98,539          67,886

Interest expense..................................................      (43,386)        (60,806)
Other income......................................................        7,238           3,463
Gains (losses) from dispositions..................................        1,982            (509)
                                                                    ------------    ------------
                                                                        (34,166)        (57,852)
                                                                    ------------    ------------
Income from continuing operations before income taxes,
     extraordinary gains and cumulative effects of accounting
     changes......................................................       64,373          10,034
Provision for income taxes........................................      (18,205)         (6,715)
                                                                    ------------    ------------
Income from continuing operations before extraordinary
     gains and cumulative effects of accounting changes...........       46,168           3,319
Extraordinary gains on early extinguishments of debt (net of
     income tax expense of $265 and $2,907, respectively).........          681           4,547
Cumulative effects of accounting changes (net of income tax
     benefit of $11,234 and $5,318, respectively).................     (135,560)         (7,601)
                                                                    ------------    ------------
          Net (loss) income.......................................    $ (88,711)      $     265
                                                                    ============    ============
Earnings (loss) per share:
     Basic:
         Income from continuing operations before
               extraordinary gains and cumulative effects
               of accounting changes..............................    $     .16       $     .01
         Extraordinary gains on early extinguishments of debt.....          .00             .02
         Cumulative effects of accounting changes.................         (.46)           (.03)
                                                                    ------------    ------------
                   Net (loss) income..............................    $    (.30)      $     .00
                                                                    ============    ============
     Diluted:
         Income from continuing operations before
               extraordinary gains and cumulative effects of
               accounting changes..................................   $     .15       $     .01
         Extraordinary gains on early extinguishments of debt......         .00             .02
         Cumulative effects of accounting changes..................        (.39)           (.03)
                                                                    ------------    ------------
                   Net (loss) income...............................   $    (.24)      $     .00
                                                                    ============    ============
Basic weighted average number of shares............................     292,653         273,637
                                                                    ============    ============
Diluted weighted average number of shares..........................     345,554         273,966
                                                                    ============    ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                         March 31,           December 31,
(In thousands, except share amounts)                                                       2002                 2001
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents......................................................  $      304,859     $       29,292
     Receivables, net of allowances.................................................         351,022            386,479
     Inventories....................................................................         157,658            168,975
     Other .........................................................................         170,436            245,207
                                                                                      --------------     --------------
       Total current assets.........................................................         983,975            829,953
                                                                                      --------------     --------------

Prearranged funeral contracts ......................................................       3,926,474          4,109,195
Long-term receivables, net of allowances ...........................................       1,236,507          1,249,492
Cemetery property, at cost..........................................................       1,673,248          1,924,773
Property, plant and equipment, at cost (net)........................................       1,239,271          1,357,410
Deferred charges and other assets...................................................         701,186            699,805
Goodwill (net)......................................................................       1,213,473          1,409,309
                                                                                      ---------------    --------------
                                                                                      $   10,974,134     $   11,579,937
                                                                                      ===============    ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities.......................................  $      420,316     $      484,150
     Current maturities of long-term debt...........................................         433,131            220,640
     Income taxes ..................................................................           3,219              5,812
                                                                                      ---------------    --------------
       Total current liabilities....................................................         856,666            710,602
                                                                                      ---------------    --------------

Long-term debt......................................................................       2,008,090          2,313,973
Deferred prearranged funeral contract revenues .....................................       4,328,355          4,596,116
Deferred preneed cemetery contract revenues.........................................       1,724,568          1,756,041
Deferred income taxes...............................................................         483,366            546,747
Other liabilities ..................................................................         174,887            223,597
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
           293,165,611 and 292,153,765, issued and outstanding
           (net of 2,502,190 treasury shares, at par)...............................         293,166            292,154
     Capital in excess of par value.................................................       2,250,099          2,246,055
     Accumulated deficit............................................................        (902,860)          (814,149)
     Accumulated other comprehensive loss...........................................        (242,203)          (291,199)
                                                                                      --------------     --------------
       Total stockholders' equity...................................................       1,398,202          1,432,861
                                                                                      ---------------    --------------
                                                                                      $   10,974,134     $   11,579,937
                                                                                      ===============    ==============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Three months ended
                                                                                                          March 31,
(In thousands)                                                                                       2002          2001
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income............................................................................   $  (88,711)    $      265
Adjustments to reconcile net loss to net cash provided by operating activities:
     Extraordinary gains on early extinguishments of debt, net of taxes......................         (681)        (4,547)
     Cumulative effect of accounting changes, net of taxes...................................      135,560          7,601
     Depreciation and amortization...........................................................       28,691         50,272
     Expense (benefit) for deferred income taxes.............................................       10,019        (74,898)
     Restructuring and non-recurring charges.................................................        4,894         25,023
     Payments on restructuring and non-recurring charges.....................................       (2,594)        (6,510)
     (Gains) losses from dispositions........................................................       (1,982)           509
     Change in assets and liabilities, net of effects from acquisitions and dispositions:
       (Increase) decrease in receivables....................................................      (15,606)         3,235
       Decrease in other assets..............................................................       26,055        109,020
       (Decrease) increase in payables and other liabilities ................................      (15,061)        78,123
       Other.................................................................................       (1,251)        (1,206)
     Net effect of prearranged funeral production and maturities.............................        3,459         19,552
                                                                                                ----------     ----------
Net cash provided by operating activities....................................................       82,792        206,439

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures....................................................................      (18,304)       (27,627)
     Proceeds from sales of property and equipment...........................................        8,617         25,887
     Proceeds from joint ventures and sales of equity investments, net of cash retained......      266,704              -
     Deposits of restricted funds, net.......................................................       11,297        (29,774)
     Other...................................................................................          755          5,585
                                                                                                ----------     ----------
Net cash provided by (used in) investing activities..........................................      269,069        (25,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings under revolving credit agreements............................      (29,061)      (160,501)
     Payments of debt........................................................................      (55,321)       (20,299)
     Early extinguishments of debt...........................................................       (4,644)       (11,802)
     Bank overdrafts and other...............................................................       14,384          9,167
                                                                                                ----------     ----------
Net cash used in financing activities........................................................      (74,642)      (183,435)
Effect of foreign currency...................................................................       (1,652)        (4,763)
                                                                                                ----------     ----------
Net increase (decrease) in cash and cash equivalents.........................................      275,567         (7,688)
Cash and cash equivalents at beginning of period.............................................       29,292         47,909
                                                                                                ----------     ----------
Cash and cash equivalents at end of period...................................................   $  304,859     $   40,221
                                                                                                ==========     ==========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                        Accumulated
                                                                   Capital in                             other
                                                     Common        excess of        Accumulated        comprehensive
(In thousands)                                        Stock        par value          deficit              loss           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001....................... $292,154      $2,246,055         $(814,149)         $(291,199)      $1,432,861
Comprehensive loss:
  Net loss.........................................                                    (88,711)                            (88,711)
  Other comprehensive income:
    Foreign currency translation...................                                                         1,517            1,517
    Adjustment for realized loss on foreign
       currency translation........................                                                        47,479           47,479
                                                                                                                         ---------
          Total other comprehensive income.........                                                                         48,996
                                                                                                                         ---------
  Comprehensive loss...............................                                                                        (39,715)
Common stock issued:
  Stock option exercises and stock grants..........       17             116                                                   133
  Contribution to employee 401(k)..................      995           3,928                                                 4,923
                                                    --------      ----------         ----------         ----------      ----------
Balance at March 31, 2002.......................... $293,166      $2,250,099         $(902,860)         $(242,203)      $1,398,202
                                                    ========      ==========         ==========         ==========      ==========

The Company's comprehensive loss for the three months ended March 31, 2001 of $80,784 consisted of net income of $265 and a foreign currency translation loss adjustment of $81,049.

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS

Service Corporation International (SCI or the Company) is the largest provider of funeral and cemetery services in the world through its funeral service and cemetery operations. At March 31, 2002, the Company operated 2,507 funeral service locations, 467 cemeteries and 154 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in four countries outside of North America.

    The funeral service and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 186 combination locations that contain a funeral service location within a Company owned cemetery.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements for the three months ended March 31, 2002 and 2001 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2001, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

    In 2002, the Company began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations; previously, such casket revenue was recognized in cemetery operations. The Company has reclassified the prior year operating results to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

Use of Estimates in the Preparation of Financial Statements: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

    Several of the Company's strategic initiatives are focused on increasing cash flows. These initiatives include reviewing obligations to deliver cemetery merchandise and services to customers in order to collect funds due to the Company from the applicable cemetery trust funds and improving collection of trade receivables. In connection with the review of obligations to deliver cemetery merchandise and services, the Company recognized a change in estimate which had the effect of increasing cemetery revenues by $7,100 and $13,600 and gross profit by $3,800 and $10,100 in the first quarter of 2002 and 2001, respectively. Previously, these amounts had been deferred as part of Deferred preneed cemetery contract revenues. The Company intends to continue the review of these obligations; however, the impact recognized in future periods will depend on the outcome of such reviews.

    In the first quarter of 2002, the Company changed the amortization period related to deferred prearranged funeral obtaining costs from 20 years to 12 years. This change in estimate was made in order to more accurately reflect current trends regarding the timeframe from when a prearranged funeral contract is sold to when it is serviced atneed. This change in estimate reduced funeral gross profit by approximately $1,700 and net income by approximately $1,200 in the first quarter of 2002.

    In addition, in the first quarter of 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's reported results of operations, financial condition or cash flows.

    Subsequent to March 31, 2002, the Company decided to implement new information technology systems including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company will accelerate amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the estimated remaining useful lives of these systems.

3.       ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes one method - the purchase method - for accounting for such transactions. SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new pronouncement, goodwill will no longer be amortized, but will be tested for impairment annually. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. As of March 31, 2002, the Company has identified North America, France, Germany, and Argentina as reporting units for its funeral operations and North America, Argentina, Chile, and Uruguay as reporting units for its cemetery operations. Prior to disposition, the Company also identified United Kingdom Funeral, United Kingdom Cemetery and Italy Funeral as reporting units. In order to assess goodwill for impairment, the Company determined the fair value of its reporting units based on a combination of present value of expected future cash flows and multiples of revenues and operating earnings. As a result of the adoption of SFAS No. 142 in the first quarter of 2002, the Company recognized a charge reflected as a cumulative effect of accounting change of $135,560 (net of a tax benefit of $11,234) related to the write-off of goodwill in its North America cemetery reporting unit.

     The following table shows the unaudited pro forma effects of SFAS No. 142 compared to historical results for the three months ended March 31, 2001 had goodwill not been amortized during that period.

                                                                                             THREE MONTHS ENDED
                                                                                               MARCH 31, 2001
                                                                                       ------------------------------
                                                                                        PRO FORMA         HISTORICAL
                                                                                       -----------       ------------
Income from continuing operations before extraordinary gains and
    cumulative effects of accounting changes......................................       $15,303            $3,319
Basic earnings per share from continuing operations before extraordinary gains
    and cumulative effects of accounting changes..................................       $   .05            $  .01
Diluted earnings per share from continuing operations before extraordinary
    gains and cumulative effects of accounting changes............................       $   .05            $  .01

     The changes in the carrying amounts of goodwill as of March 31, 2002 are as follows:

                                                                            Funeral            Cemetery
                                                                            Segment             Segment             Total
                                                                         ------------         -----------       ------------
Balance as of December 31, 2001.................................          $1,246,273            $163,036         $1,409,309
Impairment losses upon adoption of SFAS No. 142.................                   -            (146,794)          (146,794)
Goodwill reduced related to disposition programs................             (34,823)            (14,219)           (49,042)
                                                                          ----------            --------         ----------
Balance as of March 31, 2002....................................          $1,211,450             $ 2,023         $1,213,473
                                                                          ==========            ========         ==========

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new provision, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and are allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's results of operations, financial condition or cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of the year ending December 31, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 during the first quarter of 2002 with no impact on the current results of operations, financial condition or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items. The Company is currently assessing the impact of this statement on its results of operations, financial condition and cash flows. The Company is required to adopt SFAS No. 145 for year ending December 31, 2003.

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

4.   DEBT

Debt consists of the following:

                                                                               March 31, 2002            December 31, 2001
                                                                               --------------            -----------------
Bank revolving credit agreements..........................................      $        -                   $   29,061
8.72% amortizing notes due 2002...........................................               -                        4,653
7.0% notes due 2015 (putable 2002)........................................          55,685                       58,460
6.3% notes due 2020 (putable 2003)........................................         251,284                      251,284
7.375% notes due 2004.....................................................         174,775                      228,000
8.375% notes due 2004.....................................................          51,840                       51,840
6.0% notes due 2005.......................................................         581,550                      581,550
7.2% notes due 2006.......................................................         150,000                      150,000
6.875% notes due 2007.....................................................         150,000                      150,000
6.5% notes due 2008.......................................................         200,000                      200,000
6.75% convertible subordinated notes due 2008, conversion price
   of $6.92 per share.....................................................         345,000                      345,000
7.7% notes due 2009.......................................................         200,000                      200,000
6.95% amortizing notes due 2010...........................................          45,929                       45,929
7.875% debentures due 2013................................................          55,627                       55,627
Convertible debentures, maturities through 2013, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $11.25 to $50.00 per share..          46,031                       46,031
Mortgage notes and other debt, maturities through 2050....................         176,496                      181,520
Deferred losses on swap terminations and loan costs.......................         (42,996)                     (44,342)
                                                                                ----------                   ----------
     Total debt...........................................................       2,441,221                    2,534,613
     Less current maturities..............................................        (433,131)                    (220,640)
                                                                                ----------                   ----------
            Total long-term debt..........................................      $2,008,090                   $2,313,973
                                                                                ==========                   ==========

     The Company's consolidated debt had a weighted average interest rate of 6.73% at March 31, 2002, compared to 6.72% at December 31, 2001.

     At March 31, 2002, the Company's primary bank credit agreement is a 5-year multi-currency revolver. The Company had a two-year term loan that was repaid in February 2002. The 5-year multi-currency revolver is used for general corporate purposes and will mature in June 2002. The credit agreement contains certain covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth requirement. Additionally, the Company is restricted from paying dividends and making other distributions, as defined. The covenants will continue to be calculated using ongoing financial results based on accounting principles generally accepted in the United States at the time the facility originated.

     Interest rates for the multi-currency revolver are based on various indices as determined by the Company. The Company did not have borrowings outstanding at March 31, 2002. At December 31, 2001, the weighted average interest rate on the committed facilities was 4.75%. A quarterly fee is paid on the total commitment amount, ranging from 0.25% and 0.50%, based on the Company's senior unsecured credit ratings and was 0.50% at March 31, 2002 and December 31, 2001.

     The 5-year multi-currency revolver allowed for borrowings up to $150,000 and $400,000 and permitted borrowing of foreign currencies up to $107,143 and $285,714 at March 31, 2002, and December 31, 2001, respectively. The Company had no borrowings outstanding under the 5-year multi-currency revolver at March 31, 2002, or December 31, 2001. At December 31, 2001, the Company had $29,061 outstanding under the 2-year term loan.

     Total debt at March 31, 2002 and December 31, 2001 includes approximately $110,000 of currently maturing debt associated with the financial restructuring of the Company's French subsidiary. Subsequent to March 31, 2002 this debt was satisfied with non-cash French assets.

     During the three months ended March 31, 2002, the Company purchased in the open market $2,775 of the 7.0% senior notes due 2015 (putable 2002) and $53,225 of the 7.375% senior notes due 2004. As a result of these transactions, the Company recognized extraordinary gains on early extinguishment of debt totaling $681 (net of $265 tax).

     Subsequent to March 31, 2002, the Company purchased in the open market $53,500 of the 6.3% senior notes due 2020 (putable 2003) and $17,325 of the 7.375% senior notes due 2004. In connection with the purchase of the 6.3% senior notes due 2020 (putable 2003), the Company terminated the options embedded in the extinguished securities by exchanging them for new options with economically equivalent terms. These new options represented a liability of $3,467 and will be adjusted to fair value through Other income and expense in the consolidated statement of operations.

     The Company had deposited $70,330 and $81,627 in restricted interest-bearing accounts that were held as security for various credit instruments included in Deferred charges and other assets in the consolidated balance sheet at March 31, 2002, and December 31, 2001, respectively. At March 31, 2002, approximately $14,661 was related to two embedded options associated with the Company's 6.30% senior notes due 2020 (putable 2003), $43,247 was related to letters of credit and the remaining $12,422 was used to secure various other obligations. As of April 30, 2002, cash deposited in restricted interest-bearing accounts increased to $86,400 primarily as a result of collateral requirements for the Company's surety bond program.

5.   SEGMENT REPORTING

The Company's operations are both product and geographically based and the reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. As of March 31, 2002, the Company conducts funeral and cemetery operations in its North America and Other foreign segments and conducts funeral operations in its European segment. In the first quarter of 2002, the Company completed a joint venture with its United Kingdom operations (see note seven to the consolidated financial statements), which conducted both funeral and cemetery operations in its European segment.

     In 2002, the Company began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations; previously, such casket revenue was recognized in cemetery operations. The Company has reclassified the prior year operating results to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

     In addition, in the first quarter of 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's reported results of operations, financial condition or cash flows.

The Company's reportable segment information was as follows:

                                                                                                           Reportable
                                                                            Funeral         Cemetery        Segments
---------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended March 31,
     2002.................................................                  $436,333         $149,425       $585,758
     2001.................................................                  $504,840         $172,936       $677,776
---------------------------------------------------------------------------------------------------------------------
Gross profit:
     Three months ended March 31,
     2002.................................................                  $100,785          $18,379       $119,164
     2001.................................................                   $86,102          $24,786       $110,888
---------------------------------------------------------------------------------------------------------------------

The following table reconciles gross profit from reportable segments to the Company's consolidated income from continuing operations before income taxes, extraordinary gains and cumulative effect of accounting changes:

                                                                                 Three months ended
                                                                                     March 31,
                                                                            --------------------------
                                                                                2002           2001
------------------------------------------------------------------------------------------------------
Gross profit from reportable segments...................................      $119,164        $110,888
      General and administrative expenses...............................       (15,731)        (17,979)
      Restructuring and non-recurring charges (see note 7)..............        (4,894)        (25,023)
                                                                              ------------------------
Operating income........................................................        98,539          67,886
      Interest expense..................................................       (43,386)        (60,806)
      Other income......................................................         7,238           3,463
      Gains (losses) from dispositions..................................         1,982            (509)
                                                                              ------------------------
Income from continuing operations before income taxes,
    extraordinary gains and cumulative effect of accounting changes.....      $ 64,373        $ 10,034
                                                                              ========================

 The Company's geographic segment information was as follows:

                                                                     North                       Other
                                                                    America        Europe       Foreign        Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended March 31,
     2002..................................................         $446,964       $129,250     $  9,544      $585,758
     2001..................................................         $471,567       $177,663     $ 28,546      $677,776
----------------------------------------------------------------------------------------------------------------------
Operating income (loss):
     Three months ended March 31,
     2002..................................................         $ 78,084       $ 18,497     $  1,958      $ 98,539
     2001..................................................         $ 74,236       $ 16,909     $(23,259)     $ 67,886
----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization: (1)
     Three months ended March 31,
     2002..................................................         $ 28,691       $      -     $      -      $ 28,691
     2001..................................................         $ 36,803       $ 11,077     $  2,392      $ 50,272
----------------------------------------------------------------------------------------------------------------------
Operating locations at March 31:
     2002..................................................            1,946          1,156           26         3,128
     2001..................................................            2,171          1,923          181         4,275
----------------------------------------------------------------------------------------------------------------------

(1) Long-lived assets are not depreciated or amortized when assets are classified as held for sale.

Included in the North America figures above are the following
United States amounts:

                                                              Three months ended
                                                                   March 31,
                                                          ----------------------------
                                                               2002           2001
--------------------------------------------------------------------------------------
Revenues from external customers.......................      $427,824       $450,390
Operating income.......................................      $ 73,315       $ 69,300
Depreciation and amortization..........................      $ 27,451       $ 35,028
Operating locations at March 31,.......................         1,792          2,000
--------------------------------------------------------------------------------------

Included in the European figures above are the following French amounts:

                                                              Three months ended
                                                                   March 31,
                                                          ----------------------------
                                                               2002           2001
--------------------------------------------------------------------------------------
Revenues from external customers.......................      $111,520       $107,949
Operating income.......................................      $ 16,000       $  4,073
Depreciation and amortization..........................      $      -       $  3,778
Operating locations at March 31,.......................         1,138          1,152
--------------------------------------------------------------------------------------

During the first quarter of 2002 and throughout 2001, the Company divested of certain North America and international funeral service locations and cemeteries not considered part of its core operations. These divested operations were impaired prior to 2002 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and therefore have not been classified as discontinued operations under more recent accounting pronouncements. Summary operating results of the Company's divested operations through March 31 have been included below:

                                            North America                       Europe
                                      ---------------------------     ----------------------------
                                         2002           2001             2002            2001
                                      -----------    ------------     ------------    ------------
Revenue
   Funeral.......................        $ 3,005         $17,048          $14,284        $ 62,011
   Cemetery......................            364           3,116            2,190           6,090
                                      -----------    ------------     ------------    ------------
                                         $ 3,369         $20,164          $16,474        $ 68,101
                                      ===========    ============     ============    ============

Gross profit (excluding restructuring
   and non-recurring charges)
   Funeral.......................        $  (279)        $  (941)         $ 3,359        $ 10,838
   Cemetery......................             66             661              740           2,250
                                      -----------    ------------     ------------    ------------
                                         $  (213)        $  (280)         $ 4,099        $ 13,088
                                      ===========    ============     ============    ============


                                            Other Foreign                        Total
                                      ---------------------------     ----------------------------
                                         2002           2001             2002            2001
                                      -----------    ------------     ------------    ------------
Revenue
   Funeral.......................        $     -         $10,589          $17,289        $ 89,648
   Cemetery......................              -           5,425            2,554          14,631
                                      -----------    ------------     ------------    ------------
                                         $     -         $16,014          $19,843        $104,279
                                      ===========    ============     ============    ============

Gross profit (excluding restructuring
   and non-recurring charges)
   Funeral.......................        $     -         $  (212)         $ 3,080        $  9,685
   Cemetery......................              -           1,867              806           4,778
                                      -----------    ------------     ------------    ------------
                                         $     -         $ 1,655          $ 3,886        $ 14,463
                                      ===========    ============     ============    ============

The net assets of the United Kingdom at December 31, 2001, were as follows:

                                                                  December 31,
                                                                     2001
                                                                ---------------
Assets:
   Cash and cash equivalents.............................           $  1,673
   Receivables, net of allowances........................             24,113
   Inventories...........................................              7,845
   Other.................................................             14,124
   Prearranged funeral contracts.........................            229,859
   Cemetery property, at cost............................            245,018
   Property, plant and equipment, net ...................            117,658
   Deferred charges and other assets.....................              3,956
   Goodwill, net.........................................             35,276
                                                                ---------------
        Total assets.....................................           $679,522
                                                                ===============
Liabilities:
   Accounts payable and accrued liabilities..............            $41,863
   Income taxes..........................................                672
   Deferred prearranged funeral contract revenues........            304,437
   Deferred cemetery contract revenues...................             32,358
   Deferred income taxes.................................             22,437
   Other liabilities.....................................             40,915
                                                                ---------------
        Total liabilities................................           $442,682
                                                                ---------------
Net assets...............................................           $236,840
                                                                ===============

6.        EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                                    Three months ended
                                                                                         March 31,
                                                                             ------------------------------
                                                                                   2002             2001
-----------------------------------------------------------------------------------------------------------
Income from continuing operations (numerator):
     Income from continuing operations before extraordinary
         gains and cumulative effects of accounting changes - basic........      $ 46,168         $  3,319
         After tax interest on convertible debentures......................         4,167                -
                                                                             -------------    -------------
     Income from continuing operations before extraordinary
         gains and cumulative effects of accounting changes - diluted......      $ 50,335         $  3,319
-----------------------------------------------------------------------------------------------------------
Shares (denominator):
     Shares - basic........................................................       292,653          273,637
          Stock options and warrants.......................................         2,086              329
          Convertible debentures...........................................        50,815                -
                                                                             -------------    -------------
     Shares - diluted......................................................       345,554          273,966
-----------------------------------------------------------------------------------------------------------
Earnings per share from continuing operations before extraordinary gains and cumulative effect of accounting changes:
     Basic.................................................................      $    .16         $    .01
     Diluted...............................................................      $    .15         $    .01
-----------------------------------------------------------------------------------------------------------

7.       RESTRUCTURING AND NON-RECURRING CHARGES

The Company has recorded restructuring and non-recurring charges in 2002, 2001, 2000 and 1999. As dispositions occur or better estimates become available, the Company adjusts existing charges.

    The activity related to restructuring and non-recurring charges during the three months ended March 31, 2002 was as follows:

                                                                                         Utilization for three
                                                                                      months ended March 31, 2002
                                                                                      -----------------------------
                                        Original  |   Balance at      Additions or
                                         charge   |  December 31,      adjustments                                     Balance at
                                         amount   |      2001          during 2002        Cash         Non-cash      March 31, 2002
                                      ------------|--------------------------------------------------------------------------------
                                                  |
First Quarter 1999 Charge...........  $   89,884  |   $  2,743           $    -          $  377        $    -           $ 2,366
Fourth Quarter 1999 Charge..........     272,544  |     67,517              282           1,869         2,123            63,807
Fourth Quarter 2000 Charge..........     434,415  |     19,011           (1,396)             47        (1,426)           18,994
2001 Charges........................     663,548  |     15,959            3,180             301         5,958            12,880
2002 Charges........................           -  |          -            2,828               -         2,828                 -
                                      ----------  |   --------           ------          ------        ------           -------
     Total..........................  $1,460,391  |   $105,230           $4,894          $2,594        $9,483           $98,047
                                      ==========  |   ========           ======          ======        ======           =======

    In the first quarter of 2002, the Company reported realized disposal losses for long-lived assets totaling $2,828.

    The Company's 2001 charges relate primarily to impairment charges associated with international businesses sold or held for sale. In the first quarter of 2002, the Company joint ventured its United Kingdom operations, receiving pretax proceeds of approximately $273,000 (which included approximately $9,000 in cash retained) and securities with a face value of $21,600, which includes a 20% equity interest in the United Kingdom operations and a 12% subordinated note.

    The Fourth Quarter 2000 charges relate primarily to planned divestitures of certain North America funeral service and cemetery locations, the reduction of the carrying value of an equity investment in North America and certain additional changes to estimates in the Company's restructuring and non-recurring charges recorded in 1999.

    The First Quarter 1999 Charge totaled $89,884 relating to a cost rationalization program initiated in 1999. The remaining reserve relates to severance costs associated with terminated executive contractual relationships which will be paid out according to the terms of the respective agreements and will extend through 2005.

    The Fourth Quarter 1999 Charge totaled $272,544 relating to additional cost rationalization programs, as well as initiatives required to enhance cash flow and reduce debt. The remaining reserve related to severance costs associated with terminated contractual relationships of former owners and other executive officers and will be paid in accordance with the terms of the respective agreements, the majority of which will be paid by 2007.

    Of the remaining total restructuring accrual balance, approximately $63,765 relates to severance costs, the majority of which will be paid out through 2007. In addition, of the $98,047 remaining liability at March 31, 2002, $64,732 is included in Accounts payable and accrued liabilities and $33,315 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

OVERVIEW

    The Company is the largest provider of funeral and cemetery services in the world. As of March 31, 2002, the Company operated 2,507 funeral service locations, 467 cemeteries and 154 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in four countries outside of North America. As of March 31, 2002, the Company's largest markets were North America and France, which, when combined, represented approximately 95% of the Company's consolidated revenues, 94% of consolidated operating income before non-recurring items and 98% of the Company's total operating locations.

    The funeral and cemetery operations are organized into a North America division covering the United States and Canada, a European division primarily responsible for operations in France and an Other Foreign division relating to operations in the Pacific Rim and South America. The majority of the Company's operations throughout the world are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and prearranged sales personnel. Personnel costs, the largest operating expense of the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. Additionally, the Company implemented Central Processing Centers throughout North America to further gain accounting and back-office efficiencies.

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

    The Company's objectives in 2002 remain consistent with those established in 1999 and focus on continued stabilization of the Company's capital structure through continued cash flow improvement, asset divestitures and debt reduction. The Company believes its goal of stabilizing its capital structure will be achieved by having a debt to recurring operating free cash flow ratio of 10:1 or less. Management believes this ratio is consistent with a stable "BB" credit rating from Standard & Poor's and "Ba2" from Moody's, with general access to the capital markets. To achieve these goals, the Company will continue to concentrate on cost reduction initiatives and will use its total operating free cash flow and proceeds from asset sales/joint ventures to reduce debt. Management's incentive compensation plan is aligned with the execution of these elements of its strategic plan.

    The Company intends to operate a core business of high quality funeral service locations and cemeteries in North America. During 2000, the Company sold its wholly owned insurance operations in France and in the United States. During 2001, the Company completed joint ventures of its operations in Australia, Spain and Portugal and divested of its operations in the Netherlands, Norway and Belgium. The Company also implemented a plan in 2000 to sell over 500 funeral service locations or cemeteries in North America. The Company is currently reviewing and identifying funeral and cemetery operations in North America that are expected to be held for sale in addition to the funeral and cemetery operations currently being held for sale in North America. In connection with this review, the Company expects to recognize an impairment charge in the second quarter of 2002 of approximately $150,000 to $185,000 on a pretax basis as a result of its expectation to divest of an additional 130 to 160 operations in America. In addition, the Company is in the process of reviewing its consulting and/or covenant-not-to-compete contractual agreements in its North America funeral and cemetery operations to determine their value to the Company. The Company expects to recognize a charge in the second quarter of 2002 of approximately $35,000 to $50,000 on a pretax basis to relieve certain individuals of their obligations or restrictions under these agreements. In February 2002, the Company announced the completion of a joint venture transaction with its United Kingdom operations. The Company is currently in discussions with various third parties concerning the sales or joint ventures of its remaining international operations outside of North America. The timing of the completion of international and certain North America asset sales/joint ventures to achieve the Company's core North America business strategy is not easily predictable. The Company does believe the execution of asset sales/joint ventures for certain North America and European businesses is probable in 2002, but believes the completion of the marketing program for the disposition of its South America operations could be of a longer duration.

Cost Reductions

    The Company's overhead costs include corporate general and administrative expenses, regional field overhead costs and other home office costs related to functions directly supporting field operations. As a result of the Company's continued focus on overhead reduction, total overhead costs for the first quarter of 2002 decreased approximately 9.7% compared to the first quarter of 2001. The Company's corporate general and administrative expenses decreased approximately 12.5% in the first quarter of 2002 compared to the first quarter of 2001 as a result of general cost reductions at the corporate level primarily related to less information technology costs. See discussion in Future Revenue Growth and Outlook for 2002 for further information regarding increases in general and administrative costs throughout the remainder of 2002 as a result of the Company's decision to implement new information technology systems.

Operating Free Cash Flow

     The Company's strategic plan includes the execution of several cash flow initiatives that are designed to increase the Company's operating free cash flow. The Company considers operating free cash flow to be cash funds that generally can be used to reduce the Company's debt and is defined more specifically in the Financial Condition, Liquidity and Capital Resources section in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's total and recurring operating free cash flow for the three months ended March 31, 2002 and 2001 is summarized below.

                                                      Three months ended
                                                          March 31,
                                                 -----------------------------
                                                    2002             2001
                                                 ------------    -------------
Total operating free cash flow..............      $ 67,082         $185,322
Recurring operating free cash flow..........      $ 50,955         $ 60,779

   Total operating free cash flow in the first quarter of 2002 included approximately $22,000 of non-recurring cash tax refunds, which was approximately $94,000 less than the first quarter of 2001. Additionally, the Company had growth capital expenditures of approximately $5,100 and other net items of $773 included as non-recurring items in total operating free cash flow in the first quarter of 2002. Recurring operating free cash flow in the first quarter of 2002 included reductions in maintenance capital expenditures, cash interest and cash taxes paid, which were offset by increases in uses of cash for working capital and prearranged funeral activities. The increase in the use of cash for working capital purposes primarily related to the timing of customer cash receipts and cash payments to vendors.

   The Company's annual guidance for 2002 for recurring operating free cash flow remains a range from $160,000 to $180,000. The Company's goal is to produce recurring operating free cash flow of $200,000 in 2003. These recurring operating free cash flow targets assume the Company is successful in executing its business plan creating revenue and earnings growth. These targets also assume the Company continues to access the surety market to procure bonds for prearranged funeral and preneed cemetery activities in those states that allow such bonds. If such access to the surety markets is curtailed or interrupted, the Company might have to reassess its recurring operating free cash flow targets. See further discussion of the Company's use of surety bonds in the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in this Form 10-Q.

Debt Reductions

                                                              MARCH 31, 2002           DECEMBER 31, 2001
                                                             ----------------         -------------------
Total debt...........................................           $2,441,221                $2,534,613
Less:  Cash and cash equivalents.....................              304,859                    29,292
                                                                ----------                ----------
Net debt (total debt less cash)......................           $2,136,362                $2,505,321
                                                                ==========                ==========

    The Company's debt balance at March 31, 2002 and December 31, 2001 included approximately $110,000 of current maturing debt associated with the financial restructuring of the Company's French subsidiary. Subsequent to March 31, 2002 this debt was satisfied with non-cash French assets. The Company completed a joint venture transaction relating to its operations in the United Kingdom during the first quarter of 2002 which generated approximately $273,000 in pretax cash proceeds and resulted in a substantial cash balance as of March 31, 2002. The Company's goals remain to continue asset sales and joint venture transactions to produce cash proceeds that, when coupled with current cash balances and operating free cash flow, will result in the Company meeting its targeted debt balance of $1,800,000 by the end of 2002.

Future Revenue Growth and Outlook for 2002

    The Company intends to operate a core business of high quality funeral services locations and cemeteries in North America. The Company and its Dignity Memorial(TM) affiliates currently have the largest network of funeral service locations and cemeteries in North America. The success of the Company's initiative to increase the population coverage of its North America funeral and cemetery network through third party franchise relationships has increased the Company's estimated coverage of major North America population areas from 65% to 74%. This network forms the foundation of the Company's business strategy to generate revenue growth without the outlay of significant additional capital.

    The following details events that can positively affect revenues. The Company refers to these events as revenue drivers to its funeral and cemetery businesses.

       REVENUE DRIVERS
         FUNERAL
         o   Funeral services performed.
         o   Average revenue per funeral service.

         CEMETERY
         o   Interments performed.
         o   Delivery of cemetery property and merchandise.
         o   Development of cemetery inventory.
         o   Cash receipts and down payments on preneed cemetery property sales.

    The Company has several revenue growth initiatives, which are designed to positively affect these revenue drivers and increase revenues. These revenue growth initiatives are discussed in more detail in the Company's Form 10-K for the year ended December 31, 2001. Some of the Company's most important revenue growth initiatives are listed below.

         o Creation of a seamless, national brand of funeral service locations under the Dignity Memorial(TM) brand name.

         o Increase in the population coverage of the Dignity Memorial(TM) branded network through third party franchise relationships.

         o Establishment of exclusive, national, branded affinity relationships with employers, social, fraternal and charitable groups or institutions.

         o Implementation of Dignity Memorial(TM)funeral and cremation packages.

         o   Improvement of standards in customer service.

         o   Continued commitment to funeral and cemetery prearrangement.

         o   Expansion of cremation marketing, merchandising and services.

         o Modification of sales commission and incentive compensation structures.

         o   Focus on sales of deliverable cemetery property and merchandise.

         o   Growth capital expenditures.


     On an annual basis, comparable North America funeral revenues are expected to grow in the low single digit percentage rate in 2002 based on equivalent funeral services performed and low single digit percentage growth in the average revenue per funeral service. Comparable North America cemetery revenues in 2002 are expected to be similar to 2001. Increases in the sales of deliverable cemetery property and merchandise and the development of cemetery property inventory in 2002 will be offset by less revenues in 2002 compared to 2001 levels from changes in estimates of the Company's deferred preneed cemetery contract revenues. The Company has an ongoing review program of its obligations for delivery of cemetery merchandise and services to customers in order to collect funds from applicable cemetery trust funds. Revenue recognition is triggered upon evidence of delivery of such merchandise and services. Comparable North America gross margin percentages are expected to improve for funeral and cemetery operations in 2002 as a result of the execution of the Company's business plan and the elimination of approximately $41,800 ($37,500 after tax) of amortization of North America goodwill under new accounting standards. Comparable North America funeral gross margin percentages are expected to be in the 18%-23% range for the full year of 2002 and comparable North America cemetery gross margin percentages are expected to be in the 11%-16% range for the full year of 2002.

     The comparable North America funeral gross margin percentage was 26.6% for the first quarter of 2002, which exceeded the Company's annual 2002 targeted range of 18% to 23%. The Company remains comfortable with the annual 2002 comparable North America funeral gross margin percentage targeted range. The comparable North America cemetery gross margin percentage was 11.7% for the first quarter of 2002, which was in line with the Company's annual 2002 targeted range of 11% to 16%. The Company remains comfortable with the annual 2002 comparable North America cemetery gross margin percentage targeted range. See Results of Operations included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of the Company's operating results in the first quarter of 2002.

    The Company had expected general and administrative expenses in 2002 to be modestly below 2001 general and administrative expenses. However, in the second quarter of 2002, the Company decided to implement new information systems including a new North America point of sale system and an upgraded general ledger system. This decision was not included in the Company's 2002 original target for general and administrative expenses. As a result of this decision, the Company will accelerate amortization of existing capitalized systems costs to reflect the estimated useful lives of these systems and begin to incur process engineering costs in the second quarter of 2002. The Company now expects general and administrative expenses on an annualized basis to increase by approximately $15,000 to $20,000 over the next 18 to 24 months from current levels, of which $2,000 to $5,000 will be cash costs.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING CHANGES

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These critical accounting policies should be read in conjunction with the annual report filed on Form 10-K for the year ended December 31, 2001. In the first quarter of 2002, the Company changed certain of its critical accounting policies as follows:

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

As of January 2002, the Company reviews it long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value. Assets to be disposed of by sale are required to be recorded at the lower of their carrying amount or fair value less estimated cost to sell.

USE OF ESTIMATES

Amortization of Deferred Obtaining Costs

In the first quarter of 2002, the Company changed its amortization period for prearranged funeral obtaining costs from 20 years to 12 years, a period that the Company believes more accurately reflects current trends regarding the timeframe from selling a prearranged funeral contract to when it is serviced atneed. This change in estimate reduced funeral gross profit by approximately $1,700 and net income by approximately $1,200 in the first quarter of 2002. The Company expects amortization expense to increase by approximately $6,800 in 2002 as a result of changing the amortization period. This estimate could be impacted by changes in mortality rates and changes in the demographics of the Company's customers. Preneed cemetery obtaining costs are not amortized and are expensed at the time the applicable contract revenues are recognized.

Goodwill

In the first quarter of 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new standard, goodwill will no longer be amortized, but will be tested for impairment annually. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS No. 142 in the first quarter of 2002, the Company recognized a cumulative effect of accounting change of $135,560 (net of a tax benefit of $11,234) related to the write-off of goodwill in its North America cemetery segment. Had goodwill not been amortized during 2001, net income from continuing operations would have been $15,303 and diluted earnings per share from continuing operations would have been $.05 ($.05 basic).

Overhead Allocations

The Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The Company believes this new methodology better reflects results of operations at the North America reporting unit level.

ACCOUNTING CHANGES

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items. The Company is currently assessing the impact of this statement on its results of operations, financial condition and cash flows. The Company is required to adopt SFAS No. 145 for the year ending December 31, 2003.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2002, the Company reported revenues of $585,758 compared to $677,776 in the first quarter of 2001. The decrease in revenues was primarily the result of joint ventures and dispositions of operations during 2002 and 2001 primarily related to the Company's businesses outside of North America. Gross profit from continuing operations in the first quarter of 2002 was $119,164 or 20.3% compared to $110,888 or 16.4% in the first quarter of 2001. For the three months ended March 31, 2002, the Company reported earnings from continuing operations of $46,168, net loss of $88,711, diluted earnings per share from continuing operations of $.15 ($.16 basic) and diluted loss per share of $.24 ($.30 basic). The Company reported earnings from continuing operations of $3,319, net income of $265, diluted earnings per share from continuing operations of $.01 ($.01 basic) and diluted earnings per share of $.00 ($.00 basic) for the first quarter of 2001.

     In the first quarter of 2002, the Company ceased amortization of goodwill as required SFAS No. 142; changed the amortization period of deferred prearranged funeral obtaining costs from 20 to 12 years; changed the allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues; began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations instead of cemetery operations; and ceased depreciation of operating assets outside of North America as a result of the Company's plan to sell or joint venture these operations. For purposes of the following discussion, the Company has presented the financial information for the first quarter of 2001 on a pro forma basis as if these changes had been implemented on January 1, 2001. Further, results in all periods presented are representative of the Company's comparable locations; which exclude operations that were acquired or constructed after January 1, 2001 or divested by the Company prior to March 31, 2002. For further information, refer to Non-Recurring Items and Pro Forma Financial Information in this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The following is a discussion of the Company's results of comparable operations for the three months ended March 31, 2002 compared to the comparable pro forma results for the three months ended March 31, 2001.

                      THREE MONTHS ENDED MARCH 31, 2002
                 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

                                                             THREE MONTHS ENDED MARCH 31, 2002
                        ------------------------------------------------------------------------------------------------------------
                                                                        COMPARABLE
                        ------------------------------------------------------------------------------------------------------------
                            NORTH           % OF                        % OF           OTHER         % OF                     % OF
                           AMERICA         REVENUE       EUROPE        REVENUE        FOREIGN       REVENUE     TOTAL       REVENUE
                        ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.............    $304,407          68.6%      $112,776        100.0%         $1,861        19.5%     $419,044       74.0%
   Cemetery............     139,188          31.4%             -            -%          7,683        80.5%      146,871       26.0%
                        ------------------------------------------------------------------------------------------------------------
                           $443,595         100.0%      $112,776        100.0%         $9,544       100.0%     $565,915      100.0%
                        ============================================================================================================

Gross profit and
  margin percentage:
   Funeral.............     $80,979          26.6%       $16,061         14.2%          $ 665        35.7%      $97,705       23.3%
   Cemetery............      16,280          11.7%             -            -%          1,293        16.8%       17,573       12.0%
                        ------------------------------------------------------------------------------------------------------------
                            $97,259          21.9%       $16,061         14.2%         $1,958        20.5%     $115,278       20.4%
                        ============================================================================================================

                                                             THREE MONTHS ENDED MARCH 31, 2001
                        ------------------------------------------------------------------------------------------------------------
                                                                   COMPARABLE PRO FORMA
                        ------------------------------------------------------------------------------------------------------------
                            NORTH           % OF                        % OF           OTHER         % OF                     % OF
                           AMERICA         REVENUE       EUROPE        REVENUE        FOREIGN       REVENUE     TOTAL       REVENUE
                        ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral.............    $302,725          67.1%      $109,561        100.0%         $2,906        23.2%     $415,192       72.4%
   Cemetery............     148,679          32.9%             -            -%          9,627        76.8%      158,306       27.6%
                        ------------------------------------------------------------------------------------------------------------
                           $451,404         100.0%      $109,561        100.0%        $12,533       100.0%     $573,498      100.0%
                        ============================================================================================================

Gross profit and
  margin percentage:
   Funeral.............     $76,388          25.2%        $8,007          7.3%          $ 888        30.6%      $85,283       20.5%
   Cemetery............      23,647          15.9%             -            -%            824         8.6%       24,471       15.5%
                        ------------------------------------------------------------------------------------------------------------
                           $100,035          22.2%        $8,007          7.3%         $1,712        13.7%     $109,754       19.1%
                        ============================================================================================================

The following factors contributed to the results for the first quarter of 2002.

o Comparable worldwide funeral revenues increased 0.9% in 2002 compared to 2001 related to increases in the number of funeral services performed period over period and the average revenue per funeral service. Total worldwide funeral services performed were below the same period in the prior year as a result of dispositions and joint ventures completed by the Company, both domestically and internationally.

o Comparable cemetery revenues decreased 7.2% in the first quarter of 2002 compared to the same period in 2001 as a result of anticipated lower revenues recognized in North America from the completion of cemetery development projects and reductions in changes in estimates of deferred cemetery contract revenues.

o The Company experienced a negative effect of foreign currency translation of approximately $10,400 on revenues and approximately $1,300 on gross profits in the first quarter of 2002 compared to the first quarter of 2001.

Funeral

                                                       COMPARABLE FUNERAL SERVICES PERFORMED
                                           --------------------------------------------------------------
                                              North                            Other
Three months ended March 31,                 America          Europe          Foreign           Total
                                           ------------     ------------    ------------     ------------
2002..................................        76,038           37,960             947          114,945
2001..................................        75,994           36,780           1,019          113,793

     Comparable North America funeral revenues increased 0.6% in the first quarter of 2002 as a result of increases in the number of funeral services performed and the average revenue per funeral service. The comparable average revenue per funeral service was $3,989 in the first quarter of 2002 compared to $3,960 in the first quarter of 2001 as a result of the revenue growth initiatives such as Dignity Memorial(TM) package funeral plans.

     Comparable North America gross profit and margin percentage increased in the first quarter of 2002 compared to the first quarter of 2001 as a result of increases in revenues as well as improvements in cost rationalization programs and operational leverage inherent in the Company's seamless funeral network.

     Comparable international funeral revenues, gross profit and margin percentage increased in the first quarter of 2002 despite a negative impact from foreign currency translations of approximately $7,000 on revenue and $1,100 on gross profits. Increases in the number of funeral services performed, the average revenue per funeral service and monument sales in France in the first quarter of 2002 compared to the first quarter of 2001 attributed to this growth internationally.

Cemetery

Comparable North America cemetery revenues, gross profit and margin percentage decreased in the first quarter of 2002 compared to 2001 as a result of reductions in changes in estimates of deferred cemetery contract revenues and anticipated lower revenues from the completion of cemetery development projects.

     In 2001, the Company focused on increasing cash flows by reviewing obligations to deliver cemetery merchandise and services to customers in order to collect funds due from applicable cemetery trust funds. These initiatives impacted revenues deferred with the implementation of SAB No. 101 on January 1, 2000. As a result of such initiatives, the change in estimate recognized on revenue and gross profit in the first quarter of 2002 was $7,100 and $3,800, respectively, compared to $13,600 and $10,100, respectively, in the first quarter of 2001. The Company will continue to monitor these obligations to deliver cemetery merchandise and services to customers, however, the impact recognized in 2002 is expected to be below 2001 levels.

     Preneed cemetery property revenues are recognized when development of the property is completed and customer payments are at least 10% of the total contract amount. Revenue and gross profit recognized in the first quarter of 2002 from cemetery development projects were expected to be below the first quarter of 2001 due to the timing of completion of such projects. The Company anticipates the level of completion of development projects to increase throughout the remainder of 2002 and exceed completion levels in 2001.

     Comparable international cemetery revenue declined in the first quarter of 2002 compared to 2001 as a result of the negative effect of foreign currency translation of approximately $3,400. In January 2002, the Argentine peso, which was previously exchanged at a rate of one peso to one U.S. dollar, was converted to a free floating currency. As a result, the Company's South America operations have experienced significant adjustments in foreign currency translation. Comparable international gross profit and margin percentage increased in the first quarter of 2002 compared to 2001 as a result in improvements in the Company's Chile operations.

Other Income and Expense

General and administrative expenses decreased $2,248 to $15,731 in the first quarter of 2002 compared to the same quarter of 2001. The decrease is primarily related to general corporate cost reduction and lower information technology costs at the corporate level. Expressed as a percentage of revenue, general and administrative expenses were 2.7% in the first quarter of both 2002 and 2001.

     Subsequent to March 31, 2002, the Company decided to implement new information systems including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company will accelerate amortization of existing capitalized systems costs to reflect the estimated remaining useful lives of these systems and begin to incur process engineering costs in the second quarter of 2002. The Company expects this change to increase general and administrative expenses on an annual basis $15,000 to $20,000 over the next 18 to 24 months from current levels, of which $2,000 to $5,000 will be cash costs.

     Interest expense decreased $17,420 or 28.6% to $43,386 in the first quarter of 2002 compared to the first quarter of 2001. The decrease in interest expense reflects the decline in the Company's long-term debt balance. For the three months ended March 31, 2002, the average outstanding debt was $2,500,000 compared to $3,200,000 for the three months ended March 31, 2001.

     Other income was $7,238 in the quarter ended March 31, 2002 compared to $3,463 in the same period of 2001. Other income primarily consists of interest income from various investments and prearranged funeral overrides received from insurance companies. Other income increased as a result of higher levels of interest income on cash investments. The Company had a substantially higher cash balance in the first quarter of 2002 compared to the same period of 2001.

     The provision for income taxes reflects a 28.3% effective tax rate for the three months ended March 31, 2002 compared to an effective rate of 66.9% for the comparable period of 2001. The decrease in the tax rate is the result of the Company recognizing an impairment charge in 2001 related to its Australian operations. Excluding non-recurring items, the Company's consolidated effective tax rate was 28.3% at March 31, 2002 compared to 39.0% at March 31, 2001. The lower tax rate in 2002 is the result of the elimination of non-deductible goodwill expense and the reversal of valuation allowances related to net operating loss carry forwards utilized by the Company in conjunction with its international operations. Valuation allowances were required to be recorded at December 31, 2001 as the result of the decision to hold for sale the assets of the Company's remaining international jurisdictions.

Cremations

There has been a growing trend over the last several years in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company. In North America, for the first quarter of 2002, 37.8% of comparable funeral services performed by the Company were cremation cases, compared to 36.8% in the same period of 2001. The Company's strategy for cremation trends in North America is to continue the movement towards performing cremations with memorialization services as well as to offer enhanced and additional cremation products and services to North American cremation consumers. This is being accomplished through programs such as the Company's Dignity Memorial(TM) cremation memorialization packaged funeral plans, which offer the consumer a broad array of choices of products and services for memorialization. The Company also has plans to expand National Cremation(TM) Service, the Company-owned largest single provider of cremation services in North America, from its existing base in fourteen states to nineteen states by the end of 2003.

Restructuring and Non-Recurring Charges

In the first quarter of 2002, the Company recorded a non-cash charge of $4,894 primarily related to changes in estimates of previously recorded charges for certain divested North America and international funeral service locations and cemeteries. In the first quarter of 2001, the Company recorded a non-cash charge of $25,023 primarily related to the joint venturing of its Australian operations and changes in estimates or previously recorded charges. The Company will continue to make adjustments as actual divestitures are consummated or better estimates become available (See note seven to the consolidated financial statements in Item 1 of this Form 10-Q).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                                                               March 31, 2002          December 31, 2001
                                                               --------------          -----------------
Total debt...........................................            $2,441,221                $2,534,613
Less:  Cash and cash equivalents.....................               304,859                    29,292
                                                               --------------          -----------------
Net debt (total debt less cash)......................             2,136,362                 2,505,321
                                                               ==============          =================

     In February 2002, the Company completed a joint venture transaction related to its funeral, cemetery and crematoria operations in the United Kingdom. This transaction resulted in the Company purchasing a 20% minority interest in the joint venture and receiving cash proceeds of approximately $273,000 on a pretax basis. These cash proceeds have resulted in the Company having a cash balance of over $300,000 as of March 31, 2002. The Company's debt balances at March 31, 2002 and December 31, 2001 also included approximately $110,000 of current maturing debt associated with the financial restructuring of the Company's French subsidiary. Subsequent to March 31, 2002 this debt was satisfied with non-cash French assets. The Company's objectives in 2002 remain consistent with those established in prior years and focus on continued stabilization of the Company's capital structure through continued cash flow improvement, asset divestitures and debt reduction. The Company believes its goal of stabilizing its capital structure will be achieved by having a debt to recurring operating free cash flow ratio of 10:1 or less. Management believes this ratio is consistent with a stable "BB" credit rating from Standard & Poor's and "Ba2" from Moody's with general access to the capital markets. The Company's financial goals in 2002 are to complete asset sales/joint venture transactions to produce approximately $550,000 in net pretax cash proceeds, produce recurring operating free cash flow of $160,000 to $180,000 and to use these funds to reduce the Company's outstanding debt to $1,800,000 by December 31, 2002.

General

The Company calculates recurring operating free cash flow by adjusting cash flows provided by operating activities to exclude (i) cash payments associated with the Company's restructuring and non-recurring charges and (ii) other cash receipts or payments (included in cash flows provided by operating activities) which are of a non-recurring operational nature, and then subtracting maintenance capital expenditures. Total operating free cash flow is calculated in the same manner as above except the amount includes all non-recurring cash payments and receipts and non-recurring or growth capital expenditures. The Company's total operating free cash flow does not include proceeds from business sales or joint ventures. Maintenance capital expenditures are considered expenditures reasonably necessary to maintain the Company's funeral service locations, cemeteries, crematoria and other facilities in a condition conducive for normal business practices. Non-recurring or growth capital expenditures are considered expenditures made for the purpose of generating additional or incremental revenues. The following table details the calculation described above for the Company's total and recurring operating free cash flow for the first quarter of 2002.

                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,            2002 ANNUAL            2003 ANNUAL
                                                                        2002                  TARGET                  TARGET
                                                                  -----------------    ----------------------    -----------------
Operating free cash flow:
    Consolidated cash flow provided by operating activities..              $82,792
    Payments on restructuring charges........................                2,594
                                                                  -----------------
        Adjusted cash flow from operating activities.........               85,386
    Capital expenditures.....................................              (18,304)
                                                                  -----------------
TOTAL OPERATING FREE CASH FLOW...............................               67,082
    Less:  Net non-recurring receipts........................              (16,127)
                                                                  -----------------
RECURRING OPERATING FREE CASH FLOW...........................              $50,955       $160,000 - $180,000         $200,000
                                                                  =================

An income statement approach calculating the Company's recurring and total operating free cash flow for the three months ended March 31, 2002 is detailed below.

                                                           THREE MONTHS ENDED
                                                              MARCH 31, 2002
                                                          --------------------

EBITDA..............................................                 $139,361
Cash interest.......................................                  (22,210)
Recurring cash taxes (net)..........................                    2,429
Recurring changes in working capital................                  (55,420)
Maintenance capital expenditures....................                  (13,205)
                                                          --------------------
     RECURRING OPERATING FREE CASH FLOW.............                   50,955
Net non-recurring receipts..........................                   16,127
                                                          --------------------
     TOTAL OPERATING FREE CASH FLOW.................                  $67,082
                                                          ====================

For further discussion and details related to the Company's operating free cash flow in the first quarter of 2002, see Operating Free Cash Flow included in Strategic Initiatives in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of March 31, 2002, the Company's total debt of $2,441,221 included $433,131 of current maturities of long-term debt. The Company did not have any amounts outstanding related to its primary bank credit agreements as of March 31, 2002. Approximately $110,000 of the $433,131 relates to the financial restructuring of the Company's French subsidiary, which was satisfied with non-cash French assets subsequent to March 31, 2002. The remaining maturities of approximately $323,000 are expected to be satisfied through the Company's cash balance of approximately $300,000, the Company's total operating free cash flow in 2002, expected proceeds from sales of certain funeral and cemetery operations in North America and expected proceeds from the Company's plan to sell or joint venture its remaining European operations during 2002. Based on the Company's substantial cash balance and its expectation of additional asset sales and joint ventures discussed above, the Company believes it has adequate means to meet current maturities of long-term debt.

     Subsequent to March 31, 2002, the Company purchased in the open market $53,500 of the 6.3% senior notes due 2020 (putable in 2003) and $17,325 of the 7.375% senior notes due 2004. The Company is also in discussion with various parties concerning a new bank credit facility to replace the Company's current 5-year, multi-currency revolving credit agreement expiring in June 2002. The Company believes a new bank credit facility would be secured by Company assets and would range from $200,000 to $300,000 in credit availability. The Company expects to have a new bank credit facility in place by the end of July 2002.

EBITDA

The Company calculates EBITDA for each period presented by adding interest, tax, depreciation and amortization expenses back to net income before non-recurring items and then deducting gains from dispositions. EBITDA before non-recurring items was $139,361 and $146,666 for the first quarter of 2002 and 2001, respectively. EBITDA before non-recurring items for the Company's North America operations was $116,066 and $113,471 for the first quarter of 2002 and 2001, respectively. Descriptions of non-recurring items for both periods are discussed in Non-Recurring Items and Pro Forma Financial Information in this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Sources and Uses of Cash

Net cash provided by operating activities was $82,792 for the three months ended March 31, 2002 compared to $206,439 for the same period of 2001. Net cash provided by operating activities decreased $123,647 primarily as a result of lower income tax refunds of approximately $94,000; reduced cash from certain cemetery and funeral trust funds; and reductions in the Company's working capital resources from customer receivables and timing of payables. Included in net cash provided by operating activities is approximately $25,200 and $23,200 for the three months ended March 31, 2002 and 2001, respectively, of cash receipts associated with the Company's surety bonding program and $5,000 and $15,400 of special trust funds received from the collection of receivables from certain funeral and cemetery trust funds.

     Net cash provided by investing activities was $269,069 for the three months ended March 31, 2002 compared to net cash used in investing activities of $25,929 in the same period of 2001. The increase in net cash provided by investing activities in the three months of 2002 compared to the same period of 2001 is principally related to reductions in capital expenditures, proceeds from the Company joint venturing its United Kingdom operations, and reduced levels of restricted cash as a result of lower collateral requirements for debt and other letters of credit.

     Net cash used in financing activities was $74,642 for the three months ended March 31, 2002 compared to $183,435 for the three months ended March 31, 2001. The net cash used in financing activities in both quarters of 2002 and 2001 is related to the Company's continued debt reduction initiatives.

Financial Assurances

In support of the Company's operations, the Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations these surety bonds assure are recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The Company has approximately $285,000 and $290,000 of surety bonds outstanding attributable to prearranged funeral and cemetery activities at March 31, 2002 and December 31, 2001, respectively.

    As the Company sells prearranged funeral contracts and preneed cemetery contracts, the Company intends to post surety bonds where allowed by applicable law. The Company posts the surety bond in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. For the first quarter of 2002 and 2001, the Company had $25,200 and $23,200, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

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

    The applicable Florida law which allows posting of surety bonds for prearranged contracts will expire on December 31, 2004. As a result, the Company will shift from bonding to either trust or insurance funding of its prearranged funeral and cemetery programs in the state of Florida in the year 2005. Prearranged contracts entered into prior to December 31, 2004 where the Company posted surety bonds will be allowed to continue the bonding for the remaining life of those contracts. Of the total bonding proceeds received by the Company for the first quarter of 2002 and 2001, approximately $17,500 and $16,500, respectively, was attributable to the state of Florida. Assuming the Company's prearranged funeral and cemetery sales production in Florida in 2005 is essentially equal to that of 2001, the pre-tax forecasted cash flow impact of shifting to trusting is expected to be approximately $20,000 to $25,000 lower in that year before considering the cash flow impact of contracts going atneed. This forecast reduction in pre-tax cash flow involves assumptions about the mix of preneed sales among property, merchandise and services and the appropriate levels of trusting required by Florida law. Using the same general assumptions, there would also be expected an estimated cash flow decrease in years 2006 through 2009 of approximately $2,000 to $6,000 per year.

As of April 30, 2002, cash deposited in restricted interest-bearing accounts increased approximately $16,000 primarily as a result of collateral requirements for the Company's surety bond program.

PREARRANGED FUNERAL AND PRENEED CEMETERY ACTIVITIES

The Company believes an active funeral and cemetery prearrangement program can increase future market share in the markets in which the Company operates, and is one of the Company's important revenue growth initiatives in North America.

     For purposes of discussion in this section, the use of the term "prearranged" or "prearrangement" refers to funeral programs specifically or funeral and cemetery programs generally. The use of the term "preneed" refers to cemetery programs specifically. Prearrangement is a means through which a customer contractually agrees to the terms of a funeral and/or cemetery burial to be performed or provided in the future. Revenues associated with prearranged contracts are deferred until such time that the funeral or cemetery services are performed or merchandise is delivered. Preneed sales of cemetery interment rights (cemetery burial property) are not recognized until a minimum percentage (10%) of the sales price has been collected and the property has been constructed. The Company incurs sales and marketing costs to procure these prearrangement contracts. These costs include compensation associated with maintaining a sales force, telemarketing and lead procurement costs, brochures and marketing materials, advertising and administrative costs. Those costs incurred that vary with and are primarily related to the acquisition of new prearranged contracts (net obtaining costs) are deferred (principally commissions and related fringe benefits). The remaining costs are expensed as incurred. When the Company sells a prearranged funeral contract to be funded by life insurance, the Company receives a general agency commission from the insurance company, which is also deferred against the net obtaining costs. To the extent the general agency commission exceeds the net obtaining costs incurred and deferred, the excess is recorded as a reduction to the sales and marketing costs expensed. Additionally, the Company may receive cash overrides related to prearranged funeral contracts to be funded by life insurance as a result of marketing agreements entered in connection with the sale of its insurance subsidiaries in 2000. These overrides are recorded in Other income in the consolidated statement of operations. Funeral net obtaining costs are amortized over a period representing the estimated life of prearranged funeral contracts. Prior to 2002, the amortization period was 20 years. As of January 1, 2002, the Company changed the estimated period to 12 years to more accurately reflect current trends regarding the timeframe from selling a preneed contract to when it is serviced atneed. The amount of funeral net obtaining costs expensed in the consolidated statement of operations was approximately $3,671 in the first quarter of 2002 and $1,318 in the first quarter of 2001 (pro forma of $2,954 in the first quarter of 2001). Cemetery net obtaining costs are expensed as the specific revenue is recognized. For purposes of determining EBITDA, funeral net obtaining costs included in the consolidated statement of operations are included in the amortization add back whereas cemetery net obtaining costs are not considered amortization since it is a specifically identifiable expense associated with the revenue recognized. The amount of cemetery net obtaining costs expensed in the consolidated statement of operations was approximately $6,895 and $10,915 for the first quarter of 2002 and 2001, respectively.

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

      Prearranged funeral contracts sold in North America were approximately $104,060 and $100,673 for the first quarter of 2002 and 2001, respectively. Preneed cemetery contracts sold in North America were approximately $73,711 and $81,492 for the first quarter of 2002 and 2001, respectively.

NON-RECURRING ITEMS AND PRO FORMA FINANCIAL INFORMATION

Non-recurring items are excluded from certain financial information in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q to enhance the comparability of financial information from period to period. Non-recurring items are a component of the reconciling differences between generally accepted accounting principles and pro forma financial information that the Company considers to be outside the scope of its recurring operating activities. In the first quarter of 2002 and 2001, such non-recurring items are charges for restructuring activities or planned sales of businesses, cumulative effects of accounting changes and extraordinary gains on early extinguishments of debt. The Company has further defined certain items for consistent presentation and understanding throughout the financial statements.

     In the first quarter of 2002, the Company ceased amortization of goodwill as required by SFAS No. 142; changed the amortization period of deferred prearranged funeral obtaining costs from 20 to 12 years; changed the allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues; began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations instead of cemetery operations; and ceased depreciation of operating assets outside of North America as a result of the Company's plan to sell or joint venture these operations. For comparability purposes, the Company has presented certain financial information in this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for the first quarter of 2001 on a pro forma basis as if the above changes were implemented on January 1, 2001.

The following tables reconcile net (loss) income and diluted (loss) earnings per share under generally accepted accounting principles to pro forma earnings before non-recurring items and pro forma diluted EPS before non-recurring items.

                                                                                           Three months ended
                                                                                               March 31,
                                                                                      -----------------------------
                                                                                         2002             2001
                                                                                      ------------     ------------
Net (loss) income................................................................        ($88,711)            $265
Add back non-recurring items (after tax):
   Restructuring and non-recurring charges.......................................           3,524           18,065
   Extraordinary gains on early extinguishments of debt..........................            (681)          (4,547)
   Cumulative effects of accounting changes......................................         135,560            7,601
Add back accounting changes and changes in estimates (after tax):
    Goodwill amortization........................................................               -           11,984
    Amortization of deferred prearranged funeral obtaining costs.................               -          (1,023)
    Depreciation expense related to operations outside of North America..........               -            5,314
                                                                                      ------------     ------------
Pro forma earnings before non-recurring items....................................         $49,692          $37,659
                                                                                      ============     ============

Diluted (loss) earnings per share................................................            (.24)            $.00
Add back non-recurring items:
   Restructuring and non-recurring charges.......................................             .01              .07
   Extraordinary gains on early extinguishments of debt..........................            (.00)            (.02)
   Cumulative effects of accounting changes......................................             .39              .03
Add back accounting changes and changes in estimates:
    Goodwill amortization........................................................               -              .04
    Amortization of deferred prearranged funeral obtaining costs.................               -             (.00)
    Depreciation expense related to operations outside of North America..........               -              .02
                                                                                      ------------     ------------
Pro forma diluted EPS before non-recurring items.................................            $.16             $.14
                                                                                      ============     ============

Comparable results in all periods presented represent financial results excluding operations that have been acquired or constructed after January 1, 2001, or operations that have been divested by the Company prior to March 31, 2002.

                                                                             Three months ended
                                                                                 March 31,
                                                                       -------------------------------
                                                                           2002             2001
                                                                       -------------    --------------
Total revenues, as reported......................................          $585,758          $677,776
Less:  Revenues from operations acquired or constructed after
   January 1, 2001 and divested prior to March 31, 2002..........           (19,843)         (104,278)
                                                                       -------------    --------------
Comparable revenues..............................................          $565,915          $573,498
                                                                       =============    ==============

The following tables reconcile North America funeral and cemetery revenues and gross profits previously reported for the first quarter of 2001 to pro forma amounts used in this Form 10-Q for the first quarter of 2001 including the accounting changes and changes in estimates discussed above.

                                                                                Three months ended
                                                                                  March 31, 2001
                                                                           -----------------------------
                                                                             Funeral         Cemetery
                                                                            revenues         revenues
                                                                           ------------     ------------
First quarter of 2001 revenues as previously reported.................        $500,617         $177,159
Reclass of casket revenues............................................           4,223           (4,223)
                                                                           ------------     ------------
     Total first quarter 2001 revenues as restated....................         504,840          172,936
Less:  Revenues from operations acquired/constructed
              after 01/01/01 or divested prior to 03/31/02............         (89,648)         (14,630)
Less:  Comparable revenues outside of North America...................        (112,467)          (9,627)
                                                                           ------------     ------------
     Pro forma comparable North America revenues......................        $302,725         $148,679
                                                                           ============     ============

                                                                               Three months ended
                                                                                 March 31, 2001
                                                                           ----------------------------
                                                                             Funeral         Cemetery
                                                                              gross           gross
                                                                              profit          profit
                                                                           ----------------------------
First quarter of 2001 gross profit as previously reported.............        $83,911          $26,977
Reclass of casket gross profit........................................          2,191           (2,191)
                                                                           -----------     ------------
     Total first quarter 2001 gross profit as restated................         86,102           24,786
Less:  Gross profit from operations acquired/constructed
              after 01/01/01 or divested prior to 03/31/02............         (9,684)          (4,778)
Less:  Comparable gross profit outside of North America...............         (4,911)             177
Goodwill amortization.................................................          8,894            1,085
Amortization of deferred prearranged funeral obtaining costs..........         (1,636)               -
Allocation of overhead costs..........................................         (2,377)           2,377
                                                                           -----------     ------------
     Pro forma comparable North America gross profit..................        $76,388          $23,647
                                                                           ===========     ============

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe, " "estimate," "project," "expect," "anticipate" or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

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

3) The Company's ability to successfully implement its strategic plan as defined in the Company's Form 10-K for the year ended December 31, 2001, including:

         o    the continuation of cost reduction initiatives,

         o    the continuation of actions to improve operating free cash flow,

         o the continuation of debt reduction initiatives, including the sale of certain funeral and cemetery operations,

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

6) The Company's ability to successfully access the surety market to procure bonds for prearranged funeral and preneed cemetery activities.

7) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

8) The outcomes of pending lawsuits against the Company involving alleged violations of securities laws.

9) The outcomes of lawsuits in Florida involving certain cemetery locations, including the possibility of criminal charges or other civil claims being filed against the Company, its subsidiaries or its employees.

     For further information on these and other risks and uncertainties, see the Company's Securities and Exchange Commission filings, including the Company's 2001 Annual Report on Form 10-K. The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes to the disclosure on this matter made in such Form 10-K.

     For further information regarding the Company's debt exposure see note four to the consolidated financial statements in Item 1 of this Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    The following discussion describes certain litigation and proceedings as of May 10, 2002.

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

    Copies of certain pleadings in these cases are filed as exhibits to this report.

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

    Shareholder Derivative Demand; The Company received a letter dated January 14, 2002, addressed to the Board of Directors, from a law firm stating that it represented a shareholder of the Company. The letter asserts a shareholder derivative demand that the Company take legal action against its directors and officers based upon alleged conduct that is the subject of:

        (1) a putative class action lawsuit filed on December 19, 2001, in Broward County, Florida against the Company and one of its subsidiaries;

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

    Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (the Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and names the Company and a subsidiary as defendants. It is a putative class action which has not been certified. A hearing on the Motion for Class Certification is currently scheduled to be heard the week of May 28, 2002.

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

    On April 21, 2002, additional plaintiffs filed a lawsuit styled Sol Guralnick, Linda Weiner, Joan Nix, Gilda Schwartz, Paul Schwartz, Ann Ferrante, Steve Schwartz, Nancy Backlund, Jamie Osit, Corey King, Marc King, Barbara Feinberg Clark v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens and Funeral Chapels and Service Corporation International; In the Circuit Court in the 15th Judicial Circuit, Palm Beach County, Florida; Case number CA024815AE (the Guralnick Lawsuit), making essentially the same allegations as the Consumer Lawsuit with the exception that it does not contain class allegations.

    Since the Consumer and Guralnick Lawsuits are in preliminary stages and discovery has just commenced, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company intends to continue its investigation and to aggressively defend itself in the litigation as well as continue to cooperate with state officials in resolving the issues presented.

    In addition to the litigation described above, the Florida Attorney General and State Comptroller filed an action against the Company on March 1, 2002 styled Office of the Attorney General, Department of Legal Affairs, State of Florida and Office of the Comptroller, Department of Banking and Finance, State of Florida v. Service Corporation International, a Texas Corporation and S.C.I. Funeral Services of Florida, Inc., a Florida Corporation doing business as Menorah Gardens & Funeral Chapels; Case No. CA 02-02666AG; In the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the AG Lawsuit).

    The AG Lawsuit alleges similar claims as the Consumer Lawsuit including that defendants conducted their business through the willful use of false and deceptive representations regarding: (i) the certainty of plot location and size; (ii) the permanence of interment; and (iii) the nature and quality of the care that defendants intended to provide.

   The AG Lawsuit alleges that defendants violated Florida statutes by engaging in the above referenced conduct. The AG Lawsuit seeks: (i) the appointment of a receiver or administrator to manage and correct the operations of the defendants' Florida Menorah Gardens facilities; (ii) a full accounting of all plots sold and offered for sale by defendants at their Florida Menorah Gardens facilities; (iii) an award of unspecified actual damages sustained by consumers;
(iv) an award of unspecified punitive damages pursuant to Florida statute;

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

    As with the Consumer Lawsuit, since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company has agreed to the appointment of an examiner who is charged with overseeing the remapping and burial processes at the cemeteries. The Company has insurance policies which are intended to limit the Company's outflows in the event of a decision adverse to the Company in the Consumer Lawsuit, the Guralnick Lawsuit and the AG Lawsuit. If an adverse decision in these matters exceeds the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

    The Florida Department of Law Enforcement recently caused a search warrant to be issued to investigate possible criminal activity relating to the allegations raised in the Consumer and AG Lawsuits. The Company is fully cooperating in the investigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                12.1 Ratio of earnings to fixed charges for the three months ended March 31, 2002 and 2001.

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

         (b)   Reports on Form 8-K

               During the quarter ended March 31, 2002, the Company filed a report on Form 8-K dated January 16, 2002 reporting (i) under "Item 5. Other Events" that the Company issued a press release announcing charges recognized in the fourth quarter of 2001, the adoption of a new "goodwill" accounting standard, and comments on recent litigation, and (ii) under "Item 7. Financial Statements and Exhibits" that a copy of the referenced press release was attached as an exhibit.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002                               SERVICE CORPORATION INTERNATIONAL


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

                                 EXHIBIT INDEX

  Exhibit
    No.                      Description
  -------                    -----------

    12.1 Ratio of earnings to fixed charges for the three months ended March 31, 2002 and 2001.