Form 10-Q
period 2002-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2002-08-14
CIK 89089

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM ________ TO ________

                              --------------------

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

The number of shares outstanding of the registrant's common stock as of August 12, 2002 was 295,142,000 (net of treasury shares).

                        SERVICE CORPORATION INTERNATIONAL


                                      INDEX

                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information
    Item 1.  Financial Statements
         Consolidated Statement of Operations -                                                               3
            Three and Six Months Ended June 30, 2002 and 2001

         Consolidated Balance Sheet -                                                                         4
            June 30, 2002 and December 31, 2001

         Consolidated Statement of Cash Flows -                                                               5
            Six Months Ended June 30, 2002 and 2001

         Consolidated Statement of Stockholders' Equity -                                                     6
            Six Months Ended June 30, 2002

         Notes to Consolidated Financial Statements                                                      7 - 17

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      17 - 40

         Overview                                                                                       17 - 18

         Strategic Initiatives                                                                          18 - 22

         Critical Accounting Policies, Accounting Changes and New Accounting Pronouncements             22 - 23

         Results of Operations                                                                          23 - 30

         Financial Condition, Liquidity and Capital Resources                                           30 - 34

         Prearranged Funeral and Preneed Cemetery Activities                                            34 - 37

         Non-recurring Items and Pro Forma Financial Information                                        37 - 39

         Cautionary Statement on Forward-Looking Statements                                             39 - 40

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      40


Part II. Other Information

    Item 1.  Legal Proceedings                                                                          41 - 43

    Item 4.  Submission of Matters to a Vote of Security Holders                                             44

    Item 6.  Exhibits and Reports on Form 8-K                                                           44 - 45

    Signature                                                                                                45

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      Three months ended             Six months ended
                                                                           June 30,                       June 30,
(In thousands, except per share amounts)                             2002           2001            2002            2001
----------------------------------------                         -----------     -----------     -----------     -----------
Revenues ....................................................    $   566,328     $   618,711     $ 1,152,086     $ 1,296,487
Costs and expenses ..........................................       (475,055)       (532,141)       (941,649)     (1,099,029)
                                                                 -----------     -----------     -----------     -----------
Gross profit ................................................         91,273          86,570         210,437         197,458

General and administrative expenses .........................        (19,592)        (18,423)        (35,323)        (36,402)
Restructuring and non-recurring charges .....................       (231,674)        (26,223)       (236,568)        (51,246)
                                                                 -----------     -----------     -----------     -----------
Operating (loss) income .....................................       (159,993)         41,924         (61,454)        109,810

Interest expense ............................................        (41,406)        (54,152)        (84,792)       (114,958)
Other income ................................................          2,385           4,218           9,623           7,681
Gains from dispositions .....................................          3,158           6,509           5,140           6,000
                                                                 -----------     -----------     -----------     -----------
                                                                     (35,863)        (43,425)        (70,029)       (101,277)
                                                                 -----------     -----------     -----------     -----------
(Loss) income before income taxes, extraordinary items and
     cumulative effects of accounting changes ...............       (195,856)         (1,501)       (131,483)          8,533
Benefit (provision) for income taxes ........................         55,696          (9,155)         37,491         (15,870)
                                                                 -----------     -----------     -----------     -----------
Loss before extraordinary items and cumulative effects of
     accounting changes .....................................       (140,160)        (10,656)        (93,992)         (7,337)
Extraordinary (losses) gains on early extinguishments of debt
     (net of income tax benefit (expense) of $984, ($45),
     $1,249, and ($2,952), respectively) ....................         (2,855)             71          (2,174)          4,618
Cumulative effects of accounting changes (net of income tax
     benefit of $11,234 and $5,318, respectively) ...........             --              --        (135,560)         (7,601)
                                                                 -----------     -----------     -----------     -----------
          Net loss ..........................................    $  (143,015)    $   (10,585)    $  (231,726)    $   (10,320)
                                                                 ===========     ===========     ===========     ===========
Basic and diluted loss per share:
         Loss before extraordinary items and cumulative
              effects of accounting changes .................    $      (.48)    $      (.04)    $      (.32)    $      (.03)
         Extraordinary (losses) gains on early
              extinguishments of debt .......................           (.01)            .00            (.01)            .02
         Cumulative effects of accounting changes ...........             --              --            (.46)           (.03)
                                                                 -----------     -----------     -----------     -----------
                   Net loss .................................    $      (.49)    $      (.04)    $      (.79)    $      (.04)
                                                                 ===========     ===========     ===========     ===========

Basic and diluted weighted average number of shares .........        293,872         284,852         293,263         279,245
                                                                 ===========     ===========     ===========     ===========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET


                                                                                    June 30,          December 31,
(In thousands, except share amounts)                                                  2002                2001
------------------------------------                                             ------------         ------------
ASSETS
Current assets:
     Cash and cash equivalents ..........................................        $    162,429         $     29,292
     Receivables, net of allowances .....................................             338,738              386,479
     Inventories ........................................................             164,656              168,975
     Other ..............................................................              56,500              245,207
                                                                                 ------------         ------------
       Total current assets .............................................             722,323              829,953
                                                                                 ------------         ------------

Prearranged funeral contracts ...........................................           4,086,324            4,109,195
Long-term receivables, net of allowances ................................           1,226,039            1,249,492
Cemetery property, at cost ..............................................           1,566,645            1,924,773
Property, plant and equipment, at cost (net) ............................           1,171,484            1,357,410
Deferred charges and other assets .......................................             728,697              699,805
Goodwill (net) ..........................................................           1,196,813            1,409,309
                                                                                 ------------         ------------
                                                                                 $ 10,698,325         $ 11,579,937
                                                                                 ============         ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ...........................        $    415,680         $    484,150
     Current maturities of long-term debt ...............................             190,889              220,640
     Income taxes .......................................................              11,688                5,812
                                                                                 ------------         ------------
       Total current liabilities ........................................             618,257              710,602
                                                                                 ------------         ------------

Long-term debt ..........................................................           1,978,989            2,313,973
Deferred prearranged funeral contract revenues ..........................           4,501,775            4,596,116
Deferred preneed cemetery contract revenues .............................           1,719,278            1,756,041
Deferred income taxes ...................................................             408,101              546,747
Other liabilities .......................................................             199,552              223,597
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
            294,496,953 and 292,153,765, issued and outstanding
            (net of 2,516,163 and 2,502,190 treasury shares, at par) ....             294,497              292,154
     Capital in excess of par value .....................................           2,254,317            2,246,055
     Accumulated deficit ................................................          (1,045,875)            (814,149)
     Accumulated other comprehensive loss ...............................            (230,566)            (291,199)
                                                                                 ------------         ------------
        Total stockholders' equity ......................................           1,272,373            1,432,861
                                                                                 ------------         ------------
                                                                                 $ 10,698,325         $ 11,579,937
                                                                                 ============         ============


(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                   Six months ended
                                                                                                        June 30,
(In thousands)                                                                                   2002            2001
--------------                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................................      $(231,726)      $ (10,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Extraordinary losses (gains) on early extinguishments of debt, net of taxes ........          2,174          (4,618)
     Cumulative effect of accounting changes, net of taxes ..............................        135,560           7,601
     Depreciation and amortization ......................................................         58,224         100,202
     Benefit for deferred income taxes ..................................................        (50,902)        (20,420)
     Restructuring and non-recurring charges ............................................        236,568          51,246
     Payments on restructuring and non-recurring charges ................................         (5,807)        (13,412)
     Gains from dispositions ............................................................         (5,140)         (6,000)
     Changes in assets and liabilities, net of effects from acquisitions and dispositions:
       Decrease in receivables ..........................................................         13,445          29,658
       Decrease in other assets .........................................................         45,366          78,418
       (Decrease) increase in payables and other liabilities ............................        (48,871)         31,619
       Other ............................................................................         (3,545)          1,309
     Net effect of prearranged funeral production and maturities ........................         13,029          27,072
                                                                                               ---------       ---------
Net cash provided by operating activities ...............................................        158,375         272,355

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...............................................................        (39,999)        (36,547)
     Proceeds from sales of property and equipment ......................................         34,724          46,952
     Proceeds from joint ventures and sales of equity investments, net of cash retained .        266,704         106,900
     Deposits of restricted funds, net ..................................................        (34,188)        (10,717)
     Other ..............................................................................            848              --
                                                                                               ---------       ---------
Net cash provided by investing activities ...............................................        228,089         106,588

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings under revolving credit agreements .......................        (29,061)       (459,022)
     Proceeds from long-term debt issued ................................................             --         345,000
     Payments of debt ...................................................................        (67,549)       (156,647)
     Early extinguishments of debt ......................................................       (156,308)        (99,925)
     Bank overdrafts and other ..........................................................            204             452
                                                                                               ---------       ---------
Net cash used in financing activities ...................................................       (252,714)       (370,142)
Effect of foreign currency ..............................................................           (613)         (9,965)
                                                                                               ---------       ---------
Net increase (decrease) in cash and cash equivalents ....................................        133,137          (1,164)
Cash and cash equivalents at beginning of period ........................................         29,292          47,909
                                                                                               ---------       ---------
Cash and cash equivalents at end of period ..............................................      $ 162,429       $  46,745
                                                                                               =========       =========



(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                   Accumulated
                                                                Capital in                            other
                                                   Common        excess of        Accumulated     comprehensive
(In thousands)                                     Stock         par value          deficit           loss             Total
--------------                                    --------      ----------       -----------        ---------        ----------
Balance at December 31, 2001...................   $292,154      $2,246,055       $  (814,149)       $(291,199)       $1,432,861
Comprehensive loss:
  Net loss.....................................                                     (231,726)                          (231,726)
  Other comprehensive income:
    Foreign currency translation...............                                                        13,154            13,154
    Adjustment for realized loss on foreign
       currency translation....................                                                        47,479            47,479
                                                                                                                     ----------
          Total other comprehensive income.....                                                                          60,633
                                                                                                                     ----------
  Comprehensive loss...........................                                                                        (171,093)
Common stock issued:
  Stock option exercises and stock grants......        174             413                                                  587
  Contribution to employee 401(k)..............      2,169           7,849                                               10,018
                                                  --------      ----------       -----------        ---------        ----------
Balance at June 30, 2002.......................   $294,497      $2,254,317       $(1,045,875)       $(230,566)       $1,272,373
                                                  ========      ==========       ===========        =========        ==========


The Company's comprehensive loss for the six months ended June 30, 2001 of $51,818 consisted of a net loss of $10,320, a foreign currency translation loss adjustment of $62,328 and a reclassification adjustment for realized loss on foreign currency translation of $20,830.

         The Company's comprehensive loss for the three months ended June 30, 2002 of $131,378 consisted of a net loss of $143,015 and a foreign currency translation gain adjustment of $11,637. The Company's comprehensive income for the three months ended June 30, 2001 of $28,966 consisted of a net loss of $10,585, a foreign currency translation gain adjustment of $18,721 and a reclassification adjustment for realized loss on foreign currency translation of $20,830.

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  NATURE OF OPERATIONS
Service Corporation International (SCI or the Company) is the largest provider of funeral and cemetery services in the world through its funeral service and cemetery operations. At June 30, 2002, the Company operated 2,466 funeral service locations, 459 cemeteries and 154 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in four countries outside of North America.
    The funeral service and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 186 combination locations that contain a funeral service location within a Company owned cemetery.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements for the three and six months ended June 30, 2002 and 2001 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2001, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
    In 2002, the Company began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations; previously, such casket revenue was recognized in cemetery operations. The Company has reclassified the prior year operating results to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

Use of Estimates in the Preparation of Financial Statements: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.
    Several of the Company's strategic initiatives are focused on increasing cash flows. These initiatives include reviewing obligations to deliver cemetery merchandise and services to customers in order to collect funds due to the Company from the applicable cemetery trust funds and improving collection of trade receivables. In connection with the review of obligations to deliver cemetery merchandise and services, the Company recognized a change in estimate which had the effect of increasing revenues and gross profit during the second quarter of 2002 by $5,200 and $3,900, respectively, compared to $15,000 and $10,900, respectively, in the second quarter of 2001. For the six months ended June 30, 2002, the change in estimate increased revenues and gross profit of $10,300 and $6,000, respectively, compared to $27,400 and $21,000, respectively, in the six months ended June 30, 2001. Previously, these amounts had been deferred as part of Deferred preneed cemetery contract revenues. The Company intends to continue the review of these obligations; however, the impact recognized in future periods will depend on the outcome of such reviews.
    In the first quarter of 2002, the Company changed the amortization period related to deferred prearranged funeral obtaining costs from 20 years to 12 years. This change in estimate was made in order to more accurately reflect current trends regarding the timeframe from when a prearranged funeral contract is sold to when it is serviced atneed. This change in estimate reduced funeral gross profit by approximately $1,600 and $3,300 and net income by approximately $1,000 and $2,100 for the three and six months ended June 30, 2002, respectively.
    In addition, in the first quarter of 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's reported results of operations, financial condition or cash flows.
    During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 in order to reflect the estimated remaining useful lives of these systems. The Company recognized approximately $4,500 of additional amortization related to this change in estimate in the second quarter of 2002.

3. ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes one method - the purchase method - for accounting for such transactions. SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new pronouncement, goodwill will no longer be amortized, but will be tested for impairment annually. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. The Company has identified North America, France, Germany, Singapore and Argentina as reporting units for its funeral operations and North America, Argentina, Chile and Uruguay as reporting units for its cemetery operations. Prior to disposition, the Company also identified United Kingdom Funeral, United Kingdom Cemetery and Italy Funeral as reporting units. In order to assess impairment of goodwill, the Company determined the fair value of its reporting units based on a combination of present value of expected future cash flows and multiples of revenues and operating earnings. As a result of the adoption of SFAS No. 142 in the first quarter of 2002, the Company recognized a charge reflected as a cumulative effect of accounting change of $135,560 (net of a tax benefit of $11,234) related to the write-off of goodwill in its North America cemetery reporting unit.
     The following table shows the historical results compared to unaudited pro forma effects of SFAS No. 142 for the three and six months ended June 30, 2001 had goodwill not been amortized during that period.

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30, 2001                       JUNE 30, 2001
                                                              --------------------------        ------------------------------
                                                              PRO FORMA       HISTORICAL         PRO FORMA         HISTORICAL
                                                              ---------      -----------        -----------       ------------
Income (loss) before extraordinary items and
     cumulative effects of accounting changes ............      $  365        $  (10,656)        $   15,668        $  (7,337)
Basic earnings (loss) per share before extraordinary
     items and cumulative effects of accounting changes ..      $  .00        $     (.04)        $      .06        $    (.03)
Diluted earnings (loss) per share before extraordinary
     items and cumulative effects of accounting changes ..      $  .00        $     (.04)        $      .06        $    (.03)

     The changes in the carrying amounts of goodwill for the six months ended June 30, 2002 are as follows:

                                                                               Funeral          Cemetery
                                                                               Segment           Segment           Total
                                                                             -----------       -----------       -----------
Balance as of December 31, 2001 .......................................      $ 1,246,273       $   163,036       $ 1,409,309
Impairment loss recorded upon adoption of SFAS No. 142 ................               --          (146,794)         (146,794)
Goodwill reduced related to disposition programs ......................          (56,835)          (14,220)          (71,055)
Effect of foreign currency and other ..................................            5,440               (87)            5,353
                                                                             -----------       -----------       -----------
Balance as of June 30, 2002 ...........................................      $ 1,194,878       $     1,935       $ 1,196,813
                                                                             ===========       ===========       ===========

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Under the provisions of SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and are allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's results of operations, financial condition or cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of the year ending December 31, 2003.
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 during the first quarter of 2002 with no impact on the current results of operations, financial condition or cash flows.
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. The Company is currently assessing the impact of this statement on its results of operations, financial condition and cash flows. The Company is required to adopt SFAS No. 145 for the year ending December 31, 2003 as it relates to the classification of extinguishments of debt. The other provisions of SFAS No. 145 are generally effective for transactions occurring after May 15, 2002.
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between this pronouncement and Issue 94-3 is that the statement follows FASB Concepts Statement No. 6 in that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred, not at the entity's commitment to an exit plan. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.
     During the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities:
An Amendment of FASB Statement No. 133." In accordance with these pronouncements, the Company recognized a cumulative effect of a change in accounting principle, net of applicable taxes, of $7,601.

4. DEBT
Debt consists of the following:

                                                                               June 30, 2002     December 31, 2001
                                                                               -------------     -----------------
Bank revolving credit agreements ..........................................     $        --         $    29,061
8.72% amortizing notes due 2002 ...........................................              --               4,653
6.3% notes due 2020 (putable 2003) ........................................         175,704             251,284
7.375% notes due 2004 .....................................................         155,200             228,000
8.375% notes due 2004 .....................................................          51,840              51,840
6.0% notes due 2005 .......................................................         579,399             581,550
7.2% notes due 2006 .......................................................         150,000             150,000
6.875% notes due 2007 .....................................................         150,000             150,000
6.5% notes due 2008 .......................................................         200,000             200,000
6.75% convertible subordinated notes due 2008, conversion price of
   $6.92 per share ........................................................         345,000             345,000
7.7% notes due 2009 .......................................................         200,000             200,000
6.95% amortizing notes due 2010 ...........................................          44,050              45,929
7.875% debentures due 2013 ................................................          55,627              55,627
7.0% notes due 2015 .......................................................             100              58,460
Convertible debentures, maturities through 2013, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $11.25 to $50.00 per share ..          46,031              46,031
Mortgage notes and other debt, maturities through 2050 ....................          58,544             181,520
Deferred loan costs and hedging losses ....................................         (41,617)            (44,342)
                                                                                -----------         -----------
     Total debt ...........................................................       2,169,878           2,534,613
     Less current maturities ..............................................        (190,889)           (220,640)
                                                                                -----------         -----------
            Total long-term debt ..........................................     $ 1,978,989         $ 2,313,973
                                                                                ===========         ===========

     The Company's consolidated debt had a weighted average interest rate of 6.71% at June 30, 2002, compared to 6.72% at December 31, 2001.
     At December 31, 2001, the Company had two primary bank credit agreements, which were used for general corporate purposes: a 5-year multi-currency revolver and a 2-year term loan. At December 31, 2001, the 5-year multi-currency revolver allowed for borrowings up to $400,000 of which $285,714 could be denominated in foreign currencies. No borrowings were outstanding under the 5-year revolver at December 31, 2001. The 2-year term loan had an outstanding balance of $29,061 at December 31, 2001. In February 2002, the Company repaid its 2-year term loan and in June 2002, the Company's bank credit agreement matured with no borrowings outstanding.
     Interest rates for the multi-currency revolver and the term loan were based on various indices as determined by the Company. The weighted average rate of these borrowings at December 31, 2001, was 4.75%. A quarterly fee was paid on the total commitment amount, ranging from 0.25% and 0.50%, which was based on the Company's senior unsecured credit rating and was 0.50% at December 31, 2001.
     At December 31, 2001, total debt included approximately $110,000 of debt maturing in the second quarter of 2002 associated with the financial restructuring of the Company's French subsidiary. In May 2002, the Company's French subsidiary satisfied this debt with non-cash French financial assets.
     On June 1, 2002, substantially all of the holders of the 7.00% senior notes due 2015 (putable 2002) presented the notes for payment pursuant to their terms. The Company paid the holders in compliance with the terms satisfying the put option.
     During the six months ended June 30, 2002, the Company purchased the following notes in the open market: $2,775 of the 7.00% senior notes due 2015 (putable 2002); $75,580 of the 6.30% senior notes due 2020 (putable 2003); $72,800 of the 7.375% senior notes due 2004; and $2,151 of the 6.00% senior notes due 2005. As a result of these transactions, the Company recognized extraordinary losses on early extinguishments of debt totaling $2,174 (net of $1,249 tax benefit).
     In connection with the purchase of the 6.30% senior notes due 2020 (putable
2003), the Company terminated the options embedded in the extinguished securities by exchanging them for new options with economically equivalent terms. These new options represent a liability of $6,732 at June 30, 2002, recorded in Accounts payable and accrued liabilities and are adjusted to fair value with a corresponding entry to Other income and expense in the consolidated statement of operations.
     The Company had deposited $115,815 and $81,627 in restricted interest-bearing accounts that were held as security for various credit instruments included in Deferred charges and other assets in the consolidated balance sheet at June 30, 2002 and December 31, 2001, respectively.
     Subsequent to June 30, 2002, the Company executed a new bank credit agreement that will mature in July 2005. The new credit facility provides a total commitment of $185,000, including a sublimit of $125,000 to support letters of credit, and it is secured by the stock, inventory and receivables of certain of the Company's domestic subsidiaries. In addition, these same domestic subsidiaries have guaranteed the Company's debt. The new credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and limits on capital expenditures. Additionally, the Company is restricted from paying dividends and making other distributions, as defined.
     The execution of this credit facility allowed the Company to reissue letters of credit that previously required cash security, thereby releasing restricted cash deposited with third parties. As of August 5, 2002, the Company had reissued letters of credit allowing the Company to release approximately $72,000, net, of cash collateral into cash accounts to be used for general corporate purposes. This had the effect of reducing the availability under the new credit facility to approximately $100,000.
     Also subsequent to June 30, 2002, the Company purchased in the open market $76,803 of the 6.30% senior notes due 2020 (putable 2003) and $26,120 of the 7.375% senior notes due 2004. Similar to the transactions above, the Company terminated the options embedded in the extinguished 6.30% senior securities by exchanging them for new options with economically equivalent terms. These new options represent an additional liability of $8,520 and will be adjusted to fair value through Other income and expense in the consolidated statement of operations.
     In August 2002, the Company announced that it intends to offer to exchange, in a private placement, up to $300,000 aggregate principal amount of new 7.7% senior notes due 2009 for an equivalent aggregate principal amount of its outstanding 6.0% senior notes due 2005.

5.   SEGMENT REPORTING
The Company's operations are both product and geographically based and the reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. As of June 30, 2002, the Company conducts funeral and cemetery operations in its North America and Other Foreign segments and conducts funeral operations in its European segment. In the first quarter of 2002, the Company completed a joint venture with its United Kingdom operations (see note eight to the consolidated financial statements), which conducted both funeral and cemetery operations in its European segment.
     In 2002, the Company began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations; previously, such casket revenue was recognized in cemetery operations. The Company has reclassified the prior year operating results to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.
     In addition, in the first quarter of 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's consolidated results of operations, financial condition or cash flows.

The Company's reportable segment information was as follows:

                                                                                                           Reportable
                                                                            Funeral         Cemetery        Segments
                                                                           ----------      ----------      ----------
Revenues from external customers:
     Three months ended June 30,
     2002 ...........................................................      $  393,697      $  172,631      $  566,328
     2001 ...........................................................      $  450,230      $  168,481      $  618,711
     Six months ended June 30,
     2002 ...........................................................      $  830,030      $  322,056      $1,152,086
     2001 ...........................................................      $  955,070      $  341,417      $1,296,487
---------------------------------------------------------------------      ----------      ----------      ----------
Gross profit:
     Three months ended June 30,
     2002 ...........................................................      $   65,762      $   25,511      $   91,273
     2001 ...........................................................      $   64,923      $   21,647      $   86,570
     Six months ended June 30,
     2002 ...........................................................      $  166,547      $   43,890      $  210,437
     2001 ...........................................................      $  151,025      $   46,433      $  197,458
---------------------------------------------------------------------      ----------      ----------      ----------

The following table reconciles gross profit from reportable segments to the Company's consolidated income before income taxes, extraordinary items and cumulative effect of accounting changes:

                                                                          Three months ended              Six months ended
                                                                                June 30,                       June 30,
                                                                       -------------------------       -------------------------
                                                                          2002            2001            2002            2001
                                                                       ---------       ---------       ---------       ---------
Gross profit from reportable segments ..............................   $  91,273       $  86,570       $ 210,437       $ 197,458
      General and administrative expenses ..........................     (19,592)        (18,423)        (35,323)        (36,402)
      Restructuring and non-recurring charges (see note 8) .........    (231,674)        (26,223)       (236,568)        (51,246)
                                                                       ---------       ---------       ---------       ---------
Operating (loss) income ............................................    (159,993)         41,924         (61,454)        109,810
      Interest expense .............................................     (41,406)        (54,152)        (84,792)       (114,958)
      Other income .................................................       2,385           4,218           9,623           7,681
      Gains from dispositions ......................................       3,158           6,509           5,140           6,000
                                                                       ---------       ---------       ---------       ---------
(Loss) income before income taxes, extraordinary items and
     cumulative effects of accounting changes ......................   $(195,856)      $  (1,501)      $(131,483)      $   8,533
                                                                       =========       =========       =========       =========

 The Company's geographic segment information was as follows:

                                                               North                              Other
                                                              America            Europe          Foreign            Total
                                                            -----------       -----------       -----------       -----------
Revenues from external customers:
     Three months ended June 30,
     2002 ............................................      $   443,021       $   113,925       $     9,382       $   566,328
     2001 ............................................      $   437,809       $   158,880       $    22,022       $   618,711
     Six months ended June 30,
     2002 ............................................      $   889,985       $   243,175       $    18,926       $ 1,152,086
     2001 ............................................      $   909,376       $   336,543       $    50,568       $ 1,296,487
-----------------------------------------------------------------------------------------------------------------------------
Operating (loss) income:
     Three months ended June 30,
     2002 ............................................      $  (158,125)      $    11,574       $   (13,442)      $  (159,993)
     2001 ............................................      $    52,456       $    11,920       $   (22,452)      $    41,924
     Six months ended June 30,
     2002 ............................................      $   (80,041)      $    30,071       $   (11,484)      $   (61,454)
     2001 ............................................      $   126,692       $    28,829       $   (45,711)      $   109,810
-----------------------------------------------------------------------------------------------------------------------------
Restructuring and non-recurring charges:
     Three months ended June 30,
     2002 ............................................      $  (215,437)      $        --       $   (16,237)      $  (231,674)
     2001 ............................................      $      (513)      $        --       $   (25,710)      $   (26,223)
     Six months ended June 30,
     2002 ............................................      $  (218,909)      $    (1,422)      $   (16,237)      $  (236,568)
     2001 ............................................      $       (78)      $        --       $   (51,168)      $   (51,246)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization: (1)
     Three months ended June 30,
     2002 ............................................      $    29,533       $        --       $        --       $    29,533
     2001 ............................................      $    36,325       $    10,847       $     2,758       $    49,930
     Six months ended June 30,
     2002 ............................................      $    58,224       $        --       $        --       $    58,224
     2001 ............................................      $    73,128       $    21,924       $     5,150       $   100,202
-----------------------------------------------------------------------------------------------------------------------------
Operating locations at June 30:
     2002 ............................................            1,897             1,156                26             3,079
     2001 ............................................            2,127             1,923                26             4,076

 (1) Long-lived assets are not depreciated or amortized when assets are classified as held for sale.

Included in the North America figures above are the following United States amounts:

                                                             Three months ended              Six months ended
                                                                  June 30,                       June 30,
                                                         --------------------------      -------------------------
                                                             2002            2001           2002           2001
                                                         ----------       ---------      ---------       ---------
Revenues from external customers.....................    $  424,651       $ 419,868      $ 852,475       $ 870,258
Operating (loss) income..............................    $ (160,728)      $  51,900      $ (87,413)      $ 121,200
Depreciation and amortization........................    $   28,325       $  34,490      $  55,776       $  69,518
Operating locations at June 30, .....................                                        1,750           1,964

Included in the European figures above are the following French amounts:

                                                              Three months ended             Six months ended
                                                                   June 30,                       June 30,
                                                         --------------------------      -------------------------
                                                             2002            2001           2002            2001
                                                         ----------       ---------      ---------       ---------
Revenues from external customers.....................    $  112,132       $ 100,678      $ 223,652       $ 208,627
Operating income.....................................    $   11,647       $   5,173      $  27,647       $   9,246
Depreciation and amortization........................    $       --       $   5,830      $      --       $   9,608
Operating locations at June 30,......................                                        1,138           1,152

During the six months ended June 30, 2002 and throughout 2001, the Company has divested of certain North America and international funeral service locations and cemeteries not considered part of its core operations. These divested operations were impaired prior to 2002 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and therefore have not been classified as discontinued operations under more recent accounting pronouncements. Summary operating results of the Company's divested operations for the three and six months ended June 30, have been included below:

                                                 North America                                       Europe
                               -----------------------------------------------     --------------------------------------------
                                Three months ended         Six months ended         Three months ended      Six months ended
                                      June 30,                  June 30,                 June 30,               June 30,
                               ---------------------     ---------------------     --------------------    --------------------
                                 2002         2001         2002         2001         2002        2001        2002        2001
                               --------     --------     --------     --------     --------    --------    --------    --------
Revenue
   Funeral ................    $  3,881     $ 15,049     $ 10,982     $ 36,495     $     --    $ 51,492    $ 14,284    $113,503
   Cemetery ...............       1,043        4,289        3,477        9,217           --       5,194       2,190      11,284
                               --------     --------     --------     --------     --------    --------    --------    --------
                               $  4,924     $ 19,338     $ 14,459     $ 45,712     $     --    $ 56,686    $ 16,474    $124,787
                               ========     ========     ========     ========     ========    ========    ========    ========

Gross profit
   Funeral ................    $   (626)    $   (815)    $   (568)    $ (1,615)    $     --    $  6,474    $  3,359    $ 17,312
   Cemetery ...............         215        1,192        1,054        2,175           --         859         740       3,109
                               --------     --------     --------     --------     --------    --------    --------    --------
                               $   (411)    $    377     $    486     $    560     $     --    $  7,333    $  4,099    $ 20,421
                               ========     ========     ========     ========     ========    ========    ========    ========

                                                Other Foreign                                        Total
                               ---------------------------------------------     ---------------------------------------------
                                Three months ended       Six months ended         Three months ended        Six months ended
                                      June 30,                June 30,                 June 30,                  June 30,
                               --------------------     --------------------     ---------------------    --------------------
                                 2002        2001         2002        2001         2002         2001        2002        2001
                               --------    --------     --------    --------     --------     --------    --------    --------
Revenue
   Funeral ................    $     --    $  4,130     $     --    $ 14,718     $  3,881     $ 70,671    $ 25,266    $164,716
   Cemetery ...............          --       1,187           --       6,611        1,043       10,670       5,667      27,112
                               --------    --------     --------    --------     --------     --------    --------    --------
                               $     --    $  5,317     $     --    $ 21,329     $  4,924     $ 81,341    $ 30,933    $191,828
                               ========    ========     ========    ========     ========     ========    ========    ========

Gross profit
   Funeral ................    $     --    $   (108)    $     --    $   (320)    $   (626)    $  5,551    $  2,791    $ 15,377
   Cemetery ...............          --         170           --       2,037          215        2,221       1,794       7,321
                               --------    --------     --------    --------     --------     --------    --------    --------
                               $     --    $     62     $     --    $  1,717     $   (411)    $  7,772    $  4,585    $ 22,698
                               ========    ========     ========    ========     ========     ========    ========    ========

The net assets of the United Kingdom at December 31, 2001, were as follows:

                                                               December 31,
                                                                  2001
                                                               ------------
Assets:
   Cash and cash equivalents .............................       $  1,673
   Receivables, net of allowances ........................         24,113
   Inventories ...........................................          7,845
   Other .................................................         14,124
   Prearranged funeral contracts .........................        229,859
   Cemetery property, at cost ............................        245,018
   Property, plant and equipment, net ....................        117,658
   Deferred charges and other assets .....................          3,956
   Goodwill, net .........................................         35,276
                                                                 --------
        Total assets .....................................       $679,522
                                                                 ========
Liabilities:
   Accounts payable and accrued liabilities ..............       $ 41,863
   Income taxes ..........................................            672
   Deferred prearranged funeral contract revenues ........        304,437
   Deferred cemetery contract revenues ...................         32,358
   Deferred income taxes .................................         22,437
   Other liabilities .....................................         40,915
                                                                 --------
        Total liabilities ................................       $442,682
                                                                 --------
Net assets ...............................................       $236,840
                                                                 ========

6.     CONTINGENCIES
The Company is a party to various litigation matters, investigations and proceedings. The Company reserves for estimated losses relating to the contingencies if amounts can be reasonably estimated and are probable to occur. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, management believes the eventual outcome of these contingencies is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

7.     EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                             Three months ended               Six months ended
                                                                                  June 30,                         June 30,
                                                                          -------------------------       -------------------------
                                                                            2002            2001            2002             2001
                                                                          ---------       ---------       ---------       ---------
Loss (numerator):
     Loss before extraordinary items and cumulative effects of
          accounting changes - basic ...............................      $(140,160)      $ (10,656)      $ (93,992)      $  (7,337)
         After tax interest on convertible debentures ..............             --              --              --              --
                                                                          ---------       ---------       ------------    ---------
     Loss before extraordinary items and cumulative effects of
        accounting changes - diluted ...............................      $(140,160)      $ (10,656)      $ (93,992)      $  (7,337)
-----------------------------------------------------------------------------------------------------------------------------------
Shares (denominator):
     Shares - basic ................................................        293,872         284,852         293,263         279,245
          Stock options and warrants ...............................             --              --              --              --
          Convertible debentures ...................................             --              --              --              --
                                                                            -------         -------         -------         -------
     Shares - diluted ..............................................        293,872         284,852         293,263         279,245
-----------------------------------------------------------------------------------------------------------------------------------
Loss per share before extraordinary items and cumulative effects of accounting changes:
     Basic..........................................................      $    (.48)      $    (.04)       $   (.32)      $    (.03)
     Diluted........................................................      $    (.48)      $    (.04)       $   (.32)      $    (.03)
-----------------------------------------------------------------------------------------------------------------------------------

    The computation of diluted earnings per share excludes outstanding stock options and convertible debentures because the inclusion of such options and debentures would be antidilutive in the periods presented. Total options and convertible debentures, along with their conversion prices, that could impact dilutive earnings per share are as follows:

                                                                                   Three months ended            Six months ended
                                                                                        June 30,                     June 30,
                                                                                 ----------------------        --------------------
                                                                                  2002            2001          2002          2001
                                                                                 ------          ------        ------        ------
Antidilutive options ($2.26 to $42.53).................................          31,957          31,189        31,957        31,189
Antidilutive convertible debentures ($6.92 to $50.00)..................          51,763           9,021        51,763         9,021
                                                                                 ------          ------        ------        ------
     Total common stock equivalents excluded from computation..........          83,720          40,210        83,720        40,210
                                                                                 ======          ======        ======        ======

8.     RESTRUCTURING AND NON-RECURRING CHARGES
The Company has recorded restructuring and non-recurring charges in 2002, 2001, 2000 and 1999. As actual dispositions occur or better estimates become available, the Company adjusts existing charges.
    The activity related to restructuring and non-recurring charges during the six months ended June 30, 2002 was as follows:

                                                                                     Utilization for six months
                                                                                        ended June 30, 2002
                                                                                     --------------------------
                                     Original   |   Balance at     Additions or
                                      charge    |  December 31,    adjustments                                         Balance at
                                      amount    |     2001         during 2002          Cash          Non-cash       June 30, 2002
                                    ----------  |  ------------    ------------      ----------      ----------      -------------
                                                |
First Quarter 1999 Charge.....      $   89,884  |   $    2,743      $       --       $      655      $      (34)      $    2,122
Fourth Quarter 1999 Charge ...         272,544  |       67,517             238            3,840           5,300           58,615
Fourth Quarter 2000 Charge ...         434,415  |       19,011            (705)              94          18,212               --
2001 Charges .................         663,548  |       15,959          19,512            1,090          29,698            4,683
2002 Charges .................         217,523  |           --         217,523              128         184,361           33,034
                                    ----------  |   ----------      ----------       ----------      ----------       ----------
     Total ...................      $1,677,914  |   $  105,230      $  236,568       $    5,807      $  237,537       $   98,454
                                    ==========  |   ==========      ==========       ==========      ==========       ==========

    The Company's 2002 charges total $217,523 and relate primarily to $158,481 for certain funeral and cemetery operations being held for sale, $39,327 from relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations, $16,873 as a reduction in the value of certain equity investments and $2,842 as realized disposal losses for long-lived assets. The Company also recorded $19,045 as changes in estimates of previously recorded charges, of which $16,238 was related to additional estimated reductions in the value of the Company's Argentina business due to continued economic decline. The remaining 2002 reserve is related to the terminated consulting and/or covenant-not-to-compete contractual obligations which will be paid out according to the terms of the agreements, the majority of which will be paid by 2012.
    The $158,481 for certain funeral and cemetery operations being held for sale in North America represent 80 funeral service locations, 38 cemeteries and 22 businesses being sold for their real estate values.
    The Company's 2001 charges relate primarily to impairment charges associated with international businesses sold or held for sale. In the first quarter of 2002, the Company joint ventured its United Kingdom operations, receiving pretax proceeds of approximately $273,000 (which included approximately $9,000 in retained cash) and securities with a face value of $21,600, which includes a 20% equity interest in the United Kingdom operations and a 12% subordinated note.
    The Fourth Quarter 2000 charges relate primarily to planned divestitures of certain North America funeral service and cemetery locations, the reduction of the carrying value of an equity investment in North America and certain additional changes to estimates in the Company's restructuring and non-recurring charges recorded in 1999.
    The First Quarter 1999 Charge totaled $89,884 relating to a cost rationalization program initiated in 1999. The remaining reserve relates to severance costs associated with terminated executive contractual relationships which will be paid out according to the terms of the respective agreements and will extend through 2005.
    The Fourth Quarter 1999 Charge totaled $272,544 relating to additional cost rationalization programs, as well as initiatives required to enhance cash flow and reduce debt. The remaining reserve is related to severance costs associated with terminated contractual relationships of former owners and other executive officers and will be paid in accordance with the terms of the respective agreements, the majority of which will be paid by 2007.
    The majority of the remaining reserve relates to terminated contractual relationships and will be paid out according to the terms of the respective agreements through 2012. In addition, of the $98,454 remaining liability at June 30, 2002, $39,089 is included in Accounts payable and accrued liabilities and $59,365 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments.
    In July 2002, the Company announced its decision to defer the joint venture transaction of its funeral operations in France until after 2002. As a result of this decision, the Company will resume normal depreciation of assets associated with these funeral operations in the third quarter of 2002, which is expected to amount to approximately $3,000 to $4,000 per quarter.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

OVERVIEW
The Company is the largest provider of funeral and cemetery services in the world. As of June 30, 2002, the Company operated 2,466 funeral service locations, 459 cemeteries and 154 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in four countries outside of North America. For the six months ended June 30, 2002, the Company's largest markets were North America and France, which, when combined, represented approximately 97% of the Company's consolidated revenues, 95% of consolidated operating income before non-recurring items and 99% of the Company's total operating locations.
    The funeral and cemetery operations are organized into a North American division covering the United States and Canada, a European division primarily responsible for operations in France and an Other Foreign division relating to operations in the Pacific Rim and South America. The majority of the Company's operations are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and prearranged sales personnel. Personnel costs, the largest operating expense of the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. Additionally, the Company implemented Central Processing Centers throughout North America to further gain accounting and back-office efficiencies.
    The Company's operations are subject to regulations, supervision and licensing under various U.S. federal, state, local and foreign statutes, ordinances and regulations. The Company believes it is in compliance in all material respects with the significant provisions of such statutes, ordinances and regulations.

    STRATEGIC INITIATIVES
Historically, the Company's growth has been largely attributable to acquiring funeral and cemetery businesses. This acquisition program created the world's largest network of funeral service locations and cemeteries. During the mid-1990s, the funeral and cemetery acquisition market became extremely competitive resulting in increased acquisition prices and substantially reduced returns on invested capital. In early 1999, the Company announced plans to significantly reduce the level of its acquisition activity and pursue other means to create growth from its existing operations. As a result, the Company's strategic plan in 2000 and 2001 was focused on reducing overhead costs, increasing cash flow and reducing debt, while at the same time developing key revenue initiatives designed to drive future organic growth in the Company's core funeral and cemetery operations.
    The Company's objectives in 2002 remain consistent with those established in 1999 and focus on continued stabilization of the Company's capital structure through continued cost reductions, cash flow improvement, asset divestitures and debt reduction. The Company believes its goal of stabilizing its capital structure will be achieved by having a debt to recurring operating free cash flow ratio of 10:1 or less. Management believes this ratio is consistent with a stable "BB" credit rating from Standard & Poor's and "Ba2" from Moody's, with general access to the capital markets. To achieve these goals, the Company will continue in 2002 to concentrate on cost reduction initiatives and will use its total operating free cash flow and proceeds from asset sales and joint ventures to reduce debt. Management's incentive compensation plan is aligned with the execution of these elements of its strategic plan.
    The Company intends to operate a core business of high quality funeral service locations and cemeteries in North America. During 2000, the Company sold its wholly owned insurance operations in France and the United States. During 2001, the Company completed joint ventures of its operations in Australia, Spain and Portugal and divested its operations in the Netherlands, Norway and Belgium. The Company also implemented a plan in 2000 to sell over 500 funeral service locations or cemeteries in North America. These divestitures of certain North America funeral service locations are approximately 87% completed as of July 2002. In February 2002, the Company announced the completion of a joint venture transaction with its United Kingdom operations.
    In the second quarter of 2002, the Company announced a plan to sell an additional 140 funeral service locations and cemeteries in North America. The Company expects to receive net pretax cash proceeds of approximately $50,000 to $60,000 from the sale of these funeral and cemetery operations over the next 12 months. These North America operations being held for sale represent 80 funeral service locations, 38 cemeteries and 22 businesses being sold for their real estate values which collectively represent in aggregate annual EBITDA before non-recurring items of approximately $8,000.
    The timing of the completion of international and certain North America asset sales and joint ventures to achieve the Company's core North America business strategy is not easily predictable. The Company does not expect the completion of the marketing program for the disposition of its South America operations to be completed in 2002. In July 2002, the Company announced its decision to defer the joint venture transaction of its funeral operations in France until after 2002. While the Company believes it could complete this joint venture transaction in 2002, the Company also believes it is more valuable to its shareholders at this time to benefit from the strong improvements in cash flows and EBITDA from France's operations in 2002. The Company believes the continued improvement of these operations will result in the execution of a joint venture transaction at a future date on more favorable terms than are currently available, ultimately delivering more value to its shareholders.

Cost Reductions
The Company's overhead costs include corporate general and administrative expenses, regional field overhead costs and other home office costs related to functions directly supporting field operations. In the second quarter of 2002, the Company announced its decision to implement new information technology systems in North America. As a result of this decision, the Company will accelerate amortization of existing capitalized systems costs to reflect the estimated remaining useful lives of these systems. Approximately $4,500 of general and administrative expenses relates to this acceleration of non-cash amortization expenses for the first six months of 2002. Excluding this additional amortization, the Company's corporate general and administrative component of total overhead expenses for the second quarter of 2002 decreased approximately 18.0% compared to the same period of 2001 as a result of decreases in other information technology costs and reductions in international overhead due to the joint venturing of certain international businesses. See discussion in Future Revenue Growth and Outlook for 2002 for further information regarding increases in general and administrative costs throughout the remainder of 2002 as a result of the Company's decision to implement new information technology systems.

Operating Free Cash Flow
The Company's strategic plan includes the execution of several cash flow initiatives that are designed to increase the Company's operating free cash flow. The Company considers operating free cash flow to be cash funds that generally can be used to reduce the Company's debt or be reinvested in the Company's business and is defined more specifically in the Financial Condition, Liquidity and Capital Resources section in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's recurring and total operating free cash flow is summarized below.

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                   ------------------------         --------------------------
                                                                    2002             2001             2002              2001
                                                                   -------          -------         --------          --------
Recurring operating free cash flow..........................       $59,246          $57,748         $110,201          $118,527
Total operating free cash flow..............................       $57,101          $63,898         $124,183          $249,220

   Recurring operating free cash flow increased 2.6% or $1,498 in the second quarter of 2002 compared to the same period of 2001. Comparing the second quarter of 2002 to the same period of 2001, recurring operating free cash flow included reductions in cash interest and cash taxes paid and improvements in sources of cash from working capital; which were offset by increases in maintenance capital expenditures, uses of cash for prearranged funeral activities and a reduction in EBITDA primarily related to the sale and joint venture of businesses. For the six months ended June 30, 2002, recurring operating free cash flow was $8,326 or 7.0% below the same period of 2001. Comparing the first six months of 2002 to 2001, recurring operating free cash flow included reductions in cash interest and cash taxes paid and maintenance capital expenditures; which were offset by increases in uses of cash for working capital and prearranged funeral activities and a reduction in EBITDA primarily related to the sale and joint venture of businesses. The decrease in total operating free cash flow for the first six months of 2002 compared to 2001 is primarily a result of approximately $94,500 less non-recurring cash tax refunds and approximately $15,000 less non-recurring trust receipts received compared to the first six months of 2001.

   The Company's annual guidance for 2002 for recurring operating free cash flow is $160,000 to $180,000. The Company's goal is to produce recurring operating free cash flow of $200,000 in 2003. The Company has the following adjustments to the components of the 2002 targeted range. First, the Company recently received approval from the Internal Revenue Service to change its tax accounting methods. The Company requested this change after adopting Staff Accounting Bulletin No. 101 in 2000 related to the Company's financial reporting revenue policies. This approval is expected to defer cash taxes by approximately $115,000 over several years. The Company originally expected to pay cash taxes of approximately $65,000 to $75,000 in 2002, but now expects to pay $25,000 to $35,000 in cash taxes for the full year of 2002. Second, the Company now expects to have a recurring operating free cash flow benefit for the year of approximately $15,000 from the inclusion of recurring operating free cash flow from the Company's French operations over and above the cash interest savings previously anticipated due to the Company's decision announced in July 2002 to defer the joint venture of its funeral operations in France until after 2002. Third, the Company originally expected to incur approximately $60,000 in maintenance capital expenditures in 2002. With the decision to defer the French joint venture transaction, the Company now expects to incur maintenance capital expenditures of approximately $70,000 to $75,000 in 2002. This additional $10,000 to $15,000 in maintenance capital expenditures has been considered when calculating the overall cash flow benefit of keeping the French operations described above. Offsetting these net positive changes are potential lower levels, when compared to the Company's expectations, from the EBITDA and working capital components of recurring operating free cash flow primarily in North America. As a consequence, the Company remains comfortable with its annual 2002 recurring operating free cash flow targeted range of $160,000 to $180,000.
   These recurring operating free cash flow targets also assume the Company continues to access the surety market to procure bonds for prearranged funeral and preneed cemetery activities in those states that allow such bonds. If such access to the surety markets is curtailed or interrupted, the Company might have to reassess its recurring operating free cash flow targets. See further discussion of the Company's use of surety bonds in the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in this Form 10-Q.

Debt Reductions

                                                           JUNE 30, 2002         DECEMBER 31, 2001
                                                           -------------         -----------------
Total debt ...........................................      $2,169,878               $2,534,613
Cash and cash equivalents ............................         162,429                   29,292
                                                            ----------               ----------
Net debt (total debt less cash) ......................      $2,007,449               $2,505,321
                                                            ==========               ==========

   The Company's debt balance at December 31, 2001 included approximately $110,000 of debt associated with the financial restructuring of the Company's French subsidiary, which was satisfied with non-cash French financial assets in the second quarter of 2002. The Company completed a joint venture transaction relating to its operations in the United Kingdom during the first quarter of 2002, which generated approximately $273,000 in net pretax cash proceeds and resulted in a substantial cash balance that has been primarily used to repurchase public debt in the open markets. Subsequent to the second quarter of 2002, the Company announced the completion of a new $185,000 credit facility that, when coupled with current cash balances, gives the Company substantial liquidity. The Company's goals remain to continue using current cash balances, asset sales proceeds and operating free cash flow to reduce the Company's net debt to a range between $1,800,000 and $1,900,000 by December 31, 2002.
    The Company originally expected proceeds from asset sales and joint venture transactions to be approximately $550,000 in 2002 and total debt to be approximately $1,800,000 at December 31, 2002. In July 2002, the Company announced its decision to defer the joint venture transaction of its funeral operations in France until after 2002. Approximately $225,000 of net pretax cash proceeds was originally anticipated in 2002 from its French joint venture transaction. In the second quarter of 2002, the Company announced 140 additional funeral and cemetery operations in North America being held for sale. The Company expects to receive net pretax cash proceeds of $50,000 to $60,000 from the sale of these funeral and cemetery operations over the next twelve months. As a result of the above, the Company now expects net pretax cash proceeds from asset sales and joint venture transactions to be between $300,000 and $400,000 in 2002 and net debt (total debt less cash on hand) to be in the range of $1,800,000 to $1,900,000 at December 31, 2002.

Future Revenue Growth and Outlook for 2002
   The Company intends to operate a core business of high quality funeral service locations and cemeteries in North America. The Company and its Dignity Memorial(TM) affiliates currently have the largest network of funeral service locations and cemeteries in North America. The success of the Company's initiative to increase the population coverage of its North America funeral and cemetery network through third party franchise relationships has increased the Company's estimated coverage of major North America population areas, based on certain geographical areas surrounding its network-owned funeral service providers and third party franchise relationships, from 65% to 74%. This network forms the foundation of the Company's business strategy to generate revenue growth without the outlay of significant additional capital.
    The following details events that can positively affect revenues. The Company refers to these events as revenue drivers to its funeral and cemetery businesses.
      REVENUE DRIVERS
         FUNERAL
         o    Funeral services performed.
         o    Average revenue per funeral service.

         CEMETERY
         o    Interments performed.
         o    Delivery of cemetery property and merchandise.
         o    Development of cemetery inventory.
         o Cash receipts and down payments on preneed cemetery property sales.
    The Company has several revenue growth initiatives, which are designed to positively affect these revenue drivers and increase revenues. These revenue growth initiatives are discussed in more detail in the Company's Form 10-K for the year ended December 31, 2001. Some of the Company's most important revenue growth initiatives are listed below.
         o Creation of a seamless, national brand of funeral service locations under the Dignity Memorial(TM) brand name.
         o Increase in the population coverage of the Dignity Memorial(TM) branded network through third party franchise relationships.
         o Establishment of exclusive, national, branded affinity relationships with employers, social, fraternal and charitable groups or institutions.
         o Implementation and penetration of Dignity Memorial(TM) funeral and cremation packages.
         o    Improvement of standards in customer service.
         o    Continued commitment to funeral and cemetery prearrangement.
         o    Expansion of cremation marketing, merchandising and services.
         o Modification of sales commission and incentive compensation structures.
         o    Focus on sales of deliverable cemetery property and merchandise.
         o    Growth capital expenditures.

     On an annual basis, comparable North America funeral revenues are expected to grow in the low single digit percentage rate in 2002 based on equivalent funeral services performed and low single digit percentage growth in the average revenue per funeral service (the term comparable is defined as locations excluding operations that were acquired or constructed after January 1, 2001 or divested by the Company prior to June 30, 2002). Through the six months ended June 30, 2002, the Company has experienced a decrease of 0.8% in funeral services performed offset by an increase of 1.4% in the average revenue per funeral service in comparable North America funeral service locations. For the full year of 2002, the Company remains comfortable with its original 2002 outlook for comparable North America funeral revenues.
     Comparable North America cemetery revenues in 2002 are expected to be similar to 2001. Increases in the sales of deliverable cemetery property and merchandise and the development of cemetery property inventory in 2002 will be offset by less revenues in 2002 compared to 2001 levels from changes in estimates of the Company's deferred preneed cemetery contract revenues. The Company has an ongoing review program of its obligations for delivery of cemetery merchandise and services to customers in order to collect funds from applicable cemetery trust funds. Revenue is recognized upon evidence of delivery of such merchandise and services. Through the six months ended June 30, 2002, the Company has experienced an increase of 3.5% in comparable North America cemetery revenues. For the full year of 2002, the Company remains comfortable with its original 2002 outlook for comparable North America cemetery revenues.
     Comparable North America gross margin percentages are expected to improve for funeral and cemetery operations in 2002 as a result of the execution of the Company's business plan and the elimination of approximately $41,800 ($37,500 after tax) of amortization of North America goodwill under new accounting standards. Comparable North America funeral gross margin percentages are expected to be in the 18%-23% range for the full year of 2002 and comparable North America cemetery gross margin percentages are expected to be in the 11%-16% range for the full year of 2002. Through June 30, 2002, the Company has experienced a comparable North America funeral gross margin percentage of 23.5%, slightly exceeding the Company's full year of 2002 targeted range. However, due to the historically lower number of deaths in the third quarter of a year, the Company remains comfortable with the annual 2002 comparable North America funeral gross margin percentage targeted range. Through June 30, 2002, the Company has experienced a comparable North America cemetery gross margin percentage of 12.9%. This gross margin percentage is within the Company's 2002 targeted range and the Company remains comfortable with its annual 2002 comparable North America cemetery gross margin percentage targeted range. See Results of Operations included in this Management's Discussion and Analysis of

Financial Condition and Results of Operations for discussion of the Company's operating results for the three and six months ended June 30, 2002.
     The Company had expected corporate general and administrative expenses in 2002 to be modestly below 2001 corporate general and administrative expenses. However, in the second quarter of 2002, the Company decided to implement new information technology systems including a new North America point of sale system and an upgraded general ledger system. Through the third quarter of 2003, the Company is expected to capitalize approximately $15,000 to $20,000 of cash flows related to these new information technology systems. This decision was not included in the Company's 2002 original target for corporate general and administrative expenses. As a result of this decision, the Company accelerated amortization of existing capitalized systems costs to reflect the estimated remaining useful lives of these systems and began to incur process engineering costs in the second quarter of 2002. The accelerated non-cash amortization of existing capitalized systems costs is expected to be approximately $4,500 per quarter through the third quarter of 2003.
     In the first quarter of 2002, the Company ceased depreciating certain operating assets as a result of the Company's plan to sell or joint venture these operations. In July 2002, the Company announced its decision to defer the joint venture transaction of its funeral operations in France until after 2002. As a result of this decision, the Company will resume normal depreciation of assets associated with these funeral operations in the third quarter of 2002, which is expected to amount to approximately $3,000 to $4,000 per quarter.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING CHANGES AND NEW ACCOUNTING
PRONOUNCEMENTS
The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These critical accounting policies should be read in conjunction with the annual report filed on Form 10-K for the year ended December 31, 2001. In 2002, the Company has changed certain of its critical accounting policies as follows:

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
Effective January 1, 2002, the Company reviews long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be held and used be written down to fair value when it is concluded that the carrying value of such assets is not recoverable on an undiscounted cash flow basis. Assets to be disposed of by sale are required to be recorded at the lower of their carrying amount or fair value less estimated cost to sell.

USE OF ESTIMATES
Amortization of Deferred Obtaining Costs
In the first quarter of 2002, the Company changed its amortization period for prearranged funeral obtaining costs from 20 years to 12 years, a period that the Company believes more accurately reflects current trends regarding the timeframe from selling a prearranged funeral contract to when it is serviced atneed. This change in estimate reduced funeral gross profit by approximately $1,600 and $3,300 and net income by approximately $1,000 and $2,100 in the three and six months ended June 30, 2002, respectively. The Company expects amortization expense to increase by approximately $6,800 in 2002 as a result of changing the amortization period. This estimate could be impacted by changes in mortality rates and changes in the demographics of the Company's customers. Preneed cemetery obtaining costs are not amortized and are expensed at the time the applicable contract revenues are recognized.

Overhead Allocations
The Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The Company believes this new methodology better reflects results of operations at the North America reporting unit level. The change in overhead allocation has not impacted the Company's consolidated results of operations, financial condition or cash flows.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS
Goodwill
In the first quarter of 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new standard, goodwill will no longer be amortized, but will be tested for impairment annually. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS No. 142 in the first quarter of 2002, the Company recognized a cumulative effect of accounting change of $135,560 (net of a tax benefit of $11,234) related to the write-off of goodwill in its North America cemetery segment. Had goodwill not been amortized during 2001, net income before extraordinary items and cumulative effects of accounting changes would have been $365 and $15,668 and diluted earnings per share before extraordinary items and cumulative effects of accounting changes would have been $.00 ($.00 basic) and $.06 ($.06 basic) in the three and six months ended June 30, 2001, respectively.

New Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Under the provisions of SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and are allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's results of operations, financial condition or cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of the year ending December 31, 2003.
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 during the first quarter of 2002 with no impact on the current results of operations, financial condition or cash flows.
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items. The Company is currently assessing the impact of this statement on its results of operations, financial condition and cash flows. The Company is required to adopt SFAS No. 145 for the year ending December 31, 2003 as it relates to the classification of extinguishments of debt. The other provisions of SFAS No. 145 are generally effective for transactions occurring after May 15, 2002.
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between this pronouncement and EITF Issue 94-3 is that the statement follows FASB Concepts Statement No. 6 in that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred not at the entity's commitment to an exit plan. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

RESULTS OF OPERATIONS
For the quarter ended June 30, 2002, the Company reported revenues of $566,328 compared to $618,711 in the second quarter of 2001. The decrease in revenues was primarily the result of joint ventures and dispositions of operations during 2002 and 2001. Gross profit in the second quarter of 2002 was $91,273 or 16.1% compared to $86,570 or 14.0% in the second quarter of 2001. For the three months ended June 30, 2002, the Company reported a loss before extraordinary items and cumulative effect of accounting changes of $140,160, net loss of $143,015, diluted loss per share before extraordinary items and cumulative effect of accounting changes of $.48 ($.48 basic) and diluted net loss per share of $.49 ($.49 basic). The Company reported a loss before extraordinary items and cumulative effect of accounting changes of $10,656, net loss of $10,585, diluted loss per share before extraordinary items and cumulative effect of accounting changes of $.04 ($.04 basic) and diluted net loss per share of $.04 ($.04 basic) for the second quarter of 2001.

     In the first quarter of 2002, the Company ceased amortization of goodwill as required by SFAS No. 142; changed the amortization period of deferred prearranged funeral obtaining costs from 20 to 12 years; changed the allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues; began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations instead of cemetery operations; and ceased depreciation of operating assets outside of North America as a result of the Company's plan to sell or joint venture these operations. For purposes of the following discussion, the Company has presented the financial information for 2001 on a pro forma basis as if these changes had been implemented on January 1, 2001. Further results in all periods presented are representative of the Company's comparable locations, which exclude operations that were acquired or constructed after January 1, 2001 or divested by the Company prior to June 30, 2002. For further information, refer to Non-Recurring Items and Pro Forma Financial Information in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The following is a discussion of the Company's results of comparable operations for the three and six months ended June 30, 2002 compared to the comparable pro forma results for the three and six months ended June 30, 2001.

                                                            THREE MONTHS ENDED JUNE 30, 2002
                                                      COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

                                                            THREE MONTHS ENDED JUNE 30, 2002
                          --------------------------------------------------------------------------------------------------------
                                                                       COMPARABLE
                          --------------------------------------------------------------------------------------------------------
                            NORTH          % OF                        % OF           OTHER        % OF                    % OF
                           AMERICA        REVENUE       EUROPE        REVENUE        FOREIGN      REVENUE      TOTAL      REVENUE
                          --------        -------      --------       -------        -------      -------     --------    --------
Revenues:
   Funeral...........     $274,183          62.6%      $113,925        100.0%         $1,708        18.2%     $389,816       69.4%
   Cemetery..........      163,914          37.4%             -            -%          7,674        81.8%      171,588       30.6%
                          --------         -----       --------        -----          ------       -----      --------      -----
                          $438,097         100.0%      $113,925        100.0%         $9,382       100.0%     $561,404      100.0%
                          ========         =====       ========        =====          ======       =====      ========      =====
Gross profit and
margin percentage:
   Funeral...........      $54,103          19.7%       $11,574         10.2%          $ 710        41.6%      $66,387       17.0%
   Cemetery..........       23,211          14.2%             -            -%          2,085        27.2%       25,296       14.7%
                          --------         -----       --------        -----          ------       -----      --------      -----
                           $77,314          17.6%       $11,574         10.2%         $2,795        29.8%      $91,683       16.3%
                          ========         =====       ========        =====          ======       =====      ========      =====

                                                               THREE MONTHS ENDED JUNE 30, 2001
                         --------------------------------------------------------------------------------------------------------
                                                                     COMPARABLE PRO FORMA
                         --------------------------------------------------------------------------------------------------------
                          NORTH           % OF                         % OF          OTHER         % OF                     % OF
                         AMERICA         REVENUE       EUROPE         REVENUE       FOREIGN       REVENUE     TOTAL       REVENUE
                         --------        -------      --------        -------       -------       -------    --------     -------
Revenues:
   Funeral...........    $274,581          65.6%      $102,194        100.0%         $2,784        16.7%     $379,559       70.6%
   Cemetery..........     143,890          34.4%             -            -%         13,921        83.3%      157,811       29.4%
                         --------         -----       --------        -----         -------       -----      --------      -----
                         $418,471         100.0%      $102,194        100.0%        $16,705       100.0%     $537,370      100.0%
                         ========         =====       ========        =====         =======       =====      ========      =====
Gross profit and
margin percentage:
   Funeral...........     $57,407          20.9%       $11,046         10.8%          $ 906        32.5%      $69,359       18.3%
   Cemetery..........      21,498          14.9%             -            -%          4,724        33.9%       26,222       16.6%
                         --------         -----       --------        -----         -------       -----      --------      -----
                          $78,905          18.9%       $11,046         10.8%         $5,630        33.7%      $95,581       17.8%
                         ========         =====       ========        =====         =======       =====      ========      =====

The following factors contributed to the results for the second quarter of 2002.
o Comparable worldwide funeral revenues increased 2.7% in 2002 compared to 2001 related to increases in the average revenue per funeral service in the United States and France and growth in monument sales in the Company's French operations. Total worldwide funeral services performed were below the same period in the prior year as a result of dispositions and joint ventures completed by the Company, both domestically and internationally.
o Comparable cemetery revenues increased 8.7% in the second quarter of 2002 compared to the same period of 2001 as a result of the completion of cemetery development projects. Revenue on cemetery development projects is deferred until the project is completed and a minimum of 10% of the contract price has been collected.

Funeral

                                                        COMPARABLE FUNERAL SERVICES PERFORMED
                                               ---------------------------------------------------------
                                                North                            Other
Three months ended June 30,                    America          Europe          Foreign           Total
                                               -------          ------          -------          -------
     2002.............................          67,503           33,512             841          101,856
     2001.............................          68,963           33,853           1,046          103,862

     Comparable North America funeral revenues remained stable in the second quarter of 2002 as a result of an increase in the average revenue per funeral service. The comparable average revenue per funeral service increased 2.2% to $4,042 in the second quarter of 2002 compared to 2001 primarily as a result of selling Dignity Memorial(TM) packaged funeral plans. The increase in the average revenue per funeral service was slightly offset by a decline in the number of funeral services performed of 2.1%. Based on various sources of mortality information accumulated by the Company, the decline in the number of funeral services performed is consistent with trends experienced throughout the United States.
     Comparable North America gross profit and margin percentage decreased in the second quarter of 2002 compared to the second quarter of 2001 as a result of the effect of the decrease in comparable funeral services performed on the fixed cost nature of the Company's funeral network.
     Comparable international revenues increased in the second quarter of 2002 compared to the second quarter of 2001 as a result of increases in the average revenue per funeral service and the favorable effect of foreign currency. The average revenue per funeral service in France increased $77, excluding the favorable effect of foreign currency, to $1,924 in the second quarter of 2002 compared to 2001. This increase is the result of the expansion of funeral products and services and the increased number of funeral services performed from the prearranged funeral backlog, which carries a higher average revenue per funeral service than France's atneed funeral services. Additionally, an increase in the delivery of burial monuments, year over year, has contributed to increased revenue and gross profits in France. Currency translation had a favorable effect of $4,400 on international funeral revenue in the second quarter as the euro has continued to strengthen relative to the U.S. dollar, partially offset by the continued degradation of the Argentine peso. The gross profit and margin percentage in the second quarter of 2002 remained stable compared to the second quarter of 2001 as a result of the positive impact of the above revenue growth initiatives on gross profit.

Cemetery
Comparable North America cemetery revenues increased in the second quarter of 2002 compared to 2001 as a result of an increase in completed cemetery property development projects. Revenue on cemetery development projects is recognized when development projects are completed and customer payments are at least 10% of the total contract amount.
     While comparable gross profit increased in the second quarter of 2002 compared to 2001, the margin percentage has declined from 14.9% to 14.2%. This decline is the result of changes in estimates of deferred preneed cemetery contract revenues related to obligations to deliver cemetery merchandise and services to customers. The changes in estimates of deferred preneed cemetery contract revenues have a high gross margin percentage and amounts recognized in revenue and gross profit in the second quarter of 2002 were $5,200 and $3,900, respectively, compared to $15,000 and $10,900, respectively, in the second quarter of 2001; therefore the gross margin percentages would have been 12.2% and 8.2% for the second quarter of 2002 and 2001, respectively, if these changes in estimates had not been recorded. The Company will continue to monitor these obligations to deliver cemetery merchandise and services to customers, however, the impact recognized in 2002 is expected to be below 2001 levels.
     Comparable international cemetery revenue declined in the second quarter of 2002 compared to 2001 as a result of the negative effect of foreign currency translation of $5,500. In January 2002, the Argentine peso, which previously exchanged at a rate of one peso to one U.S. dollar, was converted to a free floating currency. As a result, the Company's South America operations have experienced significant adjustments in foreign currency translation.

Other Income and Expense
Corporate general and administrative expenses increased $1,169 to $19,592 in the second quarter of 2002 compared to the same quarter of 2001. The increase is primarily related to the Company's decision to implement new information systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company began accelerating the amortization of existing capitalized system costs and recorded $4,500 of additional amortization in the second quarter of 2002. The increase in general and administrative expenses is partially offset by reductions in other informational technology costs and decreases in international general and administrative expenses due to the joint venturing of certain international businesses. Expressed as a percentage of revenue, general and administrative expenses were 3.5% in the second quarter of 2002 compared to 3.0% in the second quarter of 2001.
     Interest expense decreased $12,746 or 23.5% to $41,406 in the second quarter of 2002 compared to the second quarter of 2001. The decrease in interest expense reflects the decline in the Company's long-term debt balance. For the three months ended June 30, 2002, the average outstanding debt was $2,300,000 compared to $2,900,000 for the three months ended June 30, 2001.
     Other income was $2,385 in the quarter ended June 30, 2002 compared to $4,218 in the same period of 2001. Other income primarily consists of interest income from various investments, prearranged funeral overrides received from insurance companies, mark-to-market income or expense related to hedge transactions and transactional foreign currency gains and losses. Other income decreased in the period as a result of transactional foreign currency net losses being approximately $3,000 greater in the current period versus the same period in the prior year.
     The provision for income taxes before non-recurring items reflects an effective tax rate of 21.7% for the three months ended June 30, 2002 compared to 37.7% for the comparable period of 2001. The lower rate in 2002 is the result of the elimination of non-deductible goodwill expense and the reversal of valuation allowances related to net operating loss carryforwards utilized by the Company in conjunction with its international operations. Valuation allowances were required to be recorded at December 31, 2001 as a result of the decision to hold for sale the assets of the Company's remaining international jurisdictions. In 2001, restructuring and non-recurring charges consisted of recognizing into earnings the cumulative foreign currency translation effect for the Australian operations previously included as a separate component of the Company's consolidated stockholders' equity. Because no tax benefit was associated with this change, the final provision for income taxes reflected an unusually high effective tax rate in the second quarter of 2001. The consolidated benefit for income taxes reflects a 28.4% effective rate for the second quarter of 2002 compared to 610.3% effective tax rate for 2001.
     The Company expects the effective tax rate before non-recurring and restructuring charges to be approximately 24% for the remainder of 2002.

Cremations
There has been a growing trend over the last several years in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit to the Company. In North America, for the second quarter of 2002, 38.2% of comparable funeral services performed by the Company were cremation cases, compared to 37.4% in the same period of 2001. The Company's strategy for cremation trends in North America is to continue the movement towards performing cremations with memorialization services as well as to offer enhanced and additional cremation products and services to North American cremation consumers. This is being accomplished through programs such as the Company's Dignity Memorial(TM) cremation packaged funeral plans, which offer the consumer a broad array of choices of products and services for memorialization. The Company is considering expanding National Cremation(TM) Service, the Company-owned largest single provider of cremation services in North America, to nineteen states by the end of 2003.

Restructuring and Non-Recurring Charges
In the second quarter of 2002, the Company recorded a charge of $231,674 primarily related to an impairment charge of $158,481 for certain funeral and cemetery operations being held for sale, $39,327 as a result of relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations, $16,238 related to additional estimated reductions in value of the Company's businesses in Argentina due to the continued economic decline and $16,873 related to the reduction in the value of equity investments in North America companies.
     In the second quarter of 2001, the Company recorded a non-cash charge of $26,223 primarily related to the recognition into earnings of the cumulative foreign currency translation effect from the Australian operations, which was previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity.
     (See note eight to the consolidated financial statements in Item 1 of this Form 10-Q.)

                                                              SIX MONTHS ENDED JUNE 30, 2002
                                                        COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

                                                             SIX MONTHS ENDED JUNE 30, 2002
                           --------------------------------------------------------------------------------------------------------
                                                                       COMPARABLE
                           --------------------------------------------------------------------------------------------------------
                            NORTH       % OF                         % OF          OTHER         % OF                      % OF
                           AMERICA     REVENUE        EUROPE        REVENUE       FOREIGN       REVENUE      TOTAL        REVENUE
                           --------    -------       --------       -------       -------       -------    ----------     -------
Revenues:
   Funeral............     $574,494      65.6%       $226,701        100.0%       $ 3,569        18.9%     $  804,764       71.8%
   Cemetery...........      301,032      34.4%             --           --%        15,357        81.1%        316,389       28.2%
                           --------     -----        --------        -----        -------       -----      ----------      -----
                           $875,526     100.0%       $226,701        100.0%       $18,926       100.0%     $1,121,153      100.0%
                           ========     =====         =======        =====        =======       =====      ==========      =====
Gross profit and
margin percentage:
   Funeral............     $134,746      23.5%       $ 27,633         12.2%       $ 1,375        38.5%     $  163,754       20.3%
   Cemetery...........       38,718      12.9%             --           --%         3,378        22.0%         42,096       13.3%
                           --------     -----        --------        -----        -------       -----      ----------      -----
                           $173,464      19.8%       $ 27,633         12.2%       $ 4,753        25.1%     $  205,850       18.4%
                           ========     =====        ========        =====        =======       =====      ==========      =====


                                                              SIX MONTHS ENDED JUNE 30, 2001
                           --------------------------------------------------------------------------------------------------------
                                                                   COMPARABLE PRO FORMA
                           --------------------------------------------------------------------------------------------------------
                             NORTH        % OF                         % OF          OTHER         % OF                      % OF
                            AMERICA      REVENUE      EUROPE          REVENUE       FOREIGN       REVENUE      TOTAL        REVENUE
                           --------      -------      ------          -------       -------       -------      -----        -------
Revenues:
   Funeral...........      $572,909        66.3%     $211,756          100.0%       $ 5,690        19.5%     $  790,355       71.5%
   Cemetery..........       290,755        33.7%           --             --%        23,549        80.5%        314,304       28.5%
                           --------       -----      --------          -----        -------       -----      ----------      -----
                           $863,664       100.0%     $211,756          100.0%       $29,239       100.0%     $1,104,659      100.0%
                           ========       =====      ========          =====        =======       =====      ==========      =====
Gross profit and
margin percentage:
   Funeral...........      $133,417        23.3%     $ 19,054            9.0%       $ 1,794        31.5%     $  154,265       19.5%
   Cemetery..........        44,794        15.4%           --             --%         5,548        23.6%         50,342       16.0%
                           --------       -----      --------          -----        -------       -----      ----------      -----
                           $178,211        20.6%     $ 19,054            9.0%       $ 7,342        25.1%     $  204,607       18.5%
                           ========       =====      ========          =====        =======       =====      ==========      =====

The following factors contributed to the results for the six months ended
June 30, 2002.
o Comparable funeral revenues increased in the six months ended June 30, 2002 over the same period of 2001 as a result of increases in the average revenue per funeral service. Total worldwide funeral services performed were below the same period in the prior year as a result of dispositions and joint ventures completed by the Company, both domestically and internationally.
o Comparable cemetery revenues increased in the first six months of 2002 compared to 2001 as a result of the completion of cemetery development projects offset by reductions in changes in estimates of deferred cemetery contract revenues.
o The Company experienced a negative effect of foreign currency translation of approximately $11,800 on comparable revenues and $1,200 on comparable gross profits in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 as a result of the decline in value of the Argentine peso.

Funeral

                                                       COMPARABLE FUNERAL SERVICES PERFORMED
                                             ---------------------------------------------------------
                                              North                             Other
Six months ended June 30,                    America           Europe          Foreign          Total
                                             -------           ------          -------         -------
     2002.............................       142,410           71,472           1,788          215,670
     2001.............................       143,638           70,633           2,065          216,336

     In the six months ended June 30, 2002, comparable North America funeral revenues and gross profits margin percentage remained consistent, despite a decline in the number of funeral services performed, as a result of an increase in the average revenue per funeral service. The average revenue per funeral service increased $54 to $4,017 in 2002 compared to the same period of the prior year as a result of the revenue growth initiatives particularly Dignity Memorial(TM) packaged funeral plans partially offset by an increase in the mix of cremations. Cremation sales carry a lower average revenue per funeral service than traditional funeral services.

     Comparable international funeral revenues, gross profit and margin percentage increased in the six months ended June 30, 2002 compared to the same period in 2001 as a result of increases in the average revenue per funeral service, the number of funeral services performed and an increase in the delivery of burial monuments in France.

Cemetery
Comparable North America cemetery revenues increased in the six months ended June 30, 2002 compared to the same period of 2001 as a result of revenue recognized upon completion of cemetery property development projects. Preneed cemetery property revenues are recognized upon completion of the development of the property coupled with customer payment of at least ten percent of the total contract amount.
     Comparable North America gross profit and margin percentage declined in the six months ending June 30, 2002 compared to the same period of the prior year as a result of reductions in changes in estimates of deferred cemetery contract revenues. In 2001, the Company focused on reviewing its obligations to deliver cemetery merchandise and services to customers. As a result of this initiative, the Company recognized revenue related to changes in estimates of previously deferred preneed cemetery contract revenues. In the six months ended June 30, 2002, the change in estimate recognized in revenue and gross profit was $10,300 and $6,000, respectively, compared to $27,400 and $21,000, respectively, in the first six months of 2001. If the Company had not recorded these changes in estimates, the gross margin percentages would have been 11.3% and 9.0% for the six months ending June 30, 2002 and 2001, respectively. The Company will continue to monitor these obligations to deliver cemetery merchandise and services to customers, however, the impact recognized in 2002 is expected to be below 2001 levels.
     Comparable international cemetery revenue and gross profit declined in the first six months of 2002 compared to the same period of the prior year as a result of the negative effect of foreign currency translation of approximately $9,600 on revenue and $700 on gross profit. In January 2002, the Argentine peso, which was previously exchanged at a rate of one peso to one U.S. dollar, was converted to a free floating currency. As a result, the Company's South America operations have experienced significant adjustments in foreign currency translation.

Other Income and Expense
Corporate general and administrative expenses decreased $1,079 to $35,323 as a result of general corporate cost reductions and reductions in international general and administrative expenses due to the joint venturing of certain international businesses. Expressed as a percentage of revenue, general and administrative expenses were 3.1% in the first six months of 2002 compared to 2.8% in the same period of 2001.
     In the second quarter of 2002, the Company decided to implement new information systems including a North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company began accelerating the amortization of existing capitalized system costs and recorded $4,500 of additional amortization in the first six months of 2002. If the accelerated amortization had not been recorded, general and administrative expenses would have been 15.3% below prior year.
     Interest expense decreased $30,166 or 26.2% to $84,792 in the six months ended June 30, 2002 compared to the same period of 2001. The decrease in interest expense reflects the decline in the Company's long-term debt balance. For the six months ended June 30, 2002, the average outstanding debt was $2,400,000 compared to $3,000,000 for the six months ended June 30, 2001.
     Other income was $9,623 in the first six months of 2002 compared to $7,681 in the same period of the prior year. Other income primarily consists of interest income from various investments, prearranged funeral sales overrides received from insurance companies, mark-to-market income or expense related to hedge transactions and transactional foreign currency losses. The increase is the result of higher levels of interest income on cash investments from the increased cash balance in 2002 compared to 2001.
     The provision for income taxes before restructuring and non-recurring charges represents an effective tax rate of 26.0% for the six months ended June 30, 2002 compared to an effective rate of 38.4% in the prior year. The lower rate in 2002 is the result of the elimination of non-deductible goodwill expense and the reversal of valuation allowances related to net operating loss carryforwards utilized by the Company in conjunction with its international operations. Valuation allowances were required to be recorded at December 31, 2001 as a result of the decision to hold for sale the assets of the Company's remaining international jurisdictions. Included in restructuring and non-recurring charges in 2001 was a charge as a result of the Company completing the joint venture of its Australian operations. Because the effective tax benefit associated with this charge was 13.9% and, therefore, lower than the current tax expense on continuing operations, the consolidated effective tax rate was 186.0% for the six months ended June 30, 2001. The effective rate on restructuring and non-recurring charges in the six months ended June 30, 2002 was a benefit of 27.4%, therefore, the calculated consolidated effective rate for the six months ended June 30, 2002 was a benefit of 28.5%.
     The Company expects the effective tax rate before non-recurring and restructuring charges to be approximately 24% for the remainder of 2002.

Restructuring and Non-Recurring Charges
In the six months ended June 30, 2002, the Company recorded restructuring and non-recurring charges of $236,568 primarily related to an impairment charge of $158,481 for certain funeral and cemetery operations being held for sale, $39,327 as a result of relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations, $16,238 related to additional estimated reductions in value of the Company's businesses in Argentina due to the continued economic decline, $16,873 related to the reduction in the value of equity investments in North America companies, and $5,649 related primarily to changes in estimates of previously recorded charges.
     In the six months ended June 30, 2001, the Company recorded a non-cash charge of $51,246 primarily related to the joint venturing of its Australian operations. An impairment charge totaling $30,338 was recorded as a result of joint venturing its Australian operations. Further, the Company recognized into earnings $20,830 relating to the accumulative effect from Australian operations, which was previously included as a separate component of Accumulated other comprehensive loss in the Company's stockholders' equity.
     (See note eight to the consolidated financial statements in Item 1 of this Form 10-Q.)

Cremations
There has been a growing trend over the last several years in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit to the Company. In North America, for the first six months of 2002, 38.0% of comparable funeral services performed by the Company were cremation cases, compared to 37.2% in the same period of 2001. The Company's strategy for cremation trends in North America is to continue the movement towards performing cremations with memorialization services as well as to offer enhanced and additional cremation products and services to North American cremation consumers. This is being accomplished through programs such as the Company's Dignity Memorial(TM) cremation memorialization packaged funeral plans, which offer the consumer a broad array of choices of products and services for memorialization. The Company is considering expanding National Cremation(TM) Service, the Company-owned largest single provider of cremation services in North America, to nineteen states by the end of 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                                                            JUNE 30, 2002          DECEMBER 31, 2001
                                                            -------------          -----------------
Total debt...........................................         $2,169,878              $2,534,613
Cash and cash equivalents............................            162,429                  29,292
                                                              ----------              ----------
Net debt (total debt less cash)......................         $2,007,449              $2,505,321
                                                              ==========              ==========

     The Company's debt balance at December 31, 2001 included approximately $110,000 of debt associated with the financial restructuring of the Company's French subsidiary, which was satisfied with non-cash French financial assets in the second quarter of 2002. The Company completed a joint venture transaction relating to its operations in the United Kingdom during the first quarter of 2002, which generated approximately $273,000 in net pretax cash proceeds and resulted in a substantial cash balance that has been primarily used to repurchase public debt in the open markets. On July 25, 2002, the Company announced the completion of a new $185,000 credit facility that matures in July 2005 and, when coupled with current cash balances, gives the Company substantial liquidity. As of August 5, 2002, the Company has liquidity of approximately $190,000. The $190,000 of liquidity is comprised of a cash balance of $90,000 and $100,000 of availability under the Company's new $185,000 credit facility. The Company has issued $85,000 of Letters of Credit under this new facility as of August 5, 2002.
     The Company's objectives in 2002 remain consistent with those established in prior years and focus on continued stabilization of the Company's capital structure through continued cash flow improvement, asset divestitures and debt reduction. The Company believes its goal of stabilizing its capital structure will be achieved by having a debt to recurring operating free cash flow ratio of 10:1 or less. Management believes this ratio is consistent with a stable "BB" credit rating from Standard & Poor's and "Ba2" from Moody's with general access to the capital markets. The Company originally expected proceeds from asset sales and joint venture transactions to be approximately $550,000 in 2002. In July 2002, the Company announced its decision to defer the joint venture transaction of its funeral operations in France until after 2002. Approximately $225,000 of net pretax cash proceeds was originally anticipated in 2002 from its French joint venture transaction. In the second quarter of 2002, the Company announced 140 additional funeral and cemetery operations in North America being held for sale. The Company expects to receive net pretax cash proceeds of $50,000 to $60,000 from the sale of these funeral and cemetery operations over the next twelve months. As a result of the above, the Company now expects net pretax cash proceeds from asset sales and joint venture transactions to be between $300,000 and $400,000 in 2002. The Company's annual guidance for 2002 for recurring operating free cash flow is$160,000 to $180,000. The Company's goal is to produce recurring operating free cash flow of $200,000 in 2003. The Company has the following adjustments to the components of the 2002 targeted range. First, the Company recently received approval from the Internal Revenue Service to change its tax accounting methods. The Company requested this change after adopting Staff Accounting Bulletin No. 101 in 2000 related to the Company's financial reporting revenue recognition policies. This approval is expected to defer cash taxes by approximately $115,000 over several years. The Company originally expected to pay cash taxes of approximately $65,000 to $75,000 in 2002, but now expects to pay only $25,000 to $35,000 in cash taxes for the full year of 2002. Second, the Company now expects to have a recurring operating free cash flow benefit for the year of approximately $15,000 from the inclusion of recurring operating free cash flow from the Company's French operations over and above the cash interest savings previously anticipated due to the Company's decision announced in July 2002 to defer the joint venture of its funeral operations in France until after 2002. Third, the Company originally expected to incur approximately $60,000 in maintenance capital expenditures in 2002. With the decision to defer the French joint venture transaction, the Company now expects to incur maintenance capital expenditures of approximately $70,000 to $75,000 in 2002. This additional $10,000 to $15,000 in maintenance capital expenditures has been considered when calculating the overall cash flow benefit of keeping the French operations described above. Offsetting these net positive changes are potential lower levels, when compared to the Company's expectations, from the EBITDA and working capital components of recurring operating free cash flow primarily in North America. As a consequence, the Company remains comfortable with its annual 2002 recurring operating free cash flow targeted range of $160,000 to $180,000.
   These recurring operating free cash flow targets also assume the Company continues to access the surety markets to procure bonds for prearranged funeral and preneed cemetery activities in those states that allow such bonds. If such access to the surety markets is curtailed or interrupted, the Company might have to reassess its recurring operating free cash flow targets. See further discussion of the Company's use of surety bonds in the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in this Form 10-Q.
     The Company calculates recurring operating free cash flow by adjusting cash flows provided by operating activities to exclude (i) cash payments associated with the Company's restructuring and non-recurring charges and (ii) other cash receipts or payments (included in cash flows provided by operating activities) which are of a non-recurring operational nature, and then subtracting maintenance capital expenditures. Total operating free cash flow is calculated in the same manner as above except the amount includes all non-recurring cash payments and receipts and non-recurring or growth capital expenditures. The Company's total operating free cash flow does not include proceeds from business sales or joint ventures. Maintenance capital expenditures are considered expenditures reasonably necessary to maintain the Company's funeral service locations, cemeteries, crematoria and other facilities in a condition consistent with the Company's standards. Growth capital expenditures are considered expenditures made for the purpose of generating additional or incremental revenues. The following table details the calculation described above for the Company's total and recurring operating free cash flow for the first six months of 2002 and 2001.

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                             2002              2001
                                                                           ---------         ---------
Operating free cash flow:
    Consolidated cash flow provided by operating activities                $ 158,375         $ 272,355
    Payments on restructuring charges .............................            5,807            13,412
                                                                           ---------         ---------
        Adjusted cash flow from operating activities ..............          164,182           285,767
    Capital expenditures ..........................................          (39,999)          (36,547)
                                                                           ---------         ---------
TOTAL OPERATING FREE CASH FLOW ....................................          124,183           249,220
    Less:  Net non-recurring receipts (1) .........................          (13,982)         (130,693)
                                                                           ---------         ---------
RECURRING OPERATING FREE CASH FLOW ................................        $ 110,201         $ 118,527
                                                                           =========         =========

An income statement approach calculating the Company's recurring and total operating free cash flow for the three and six months ended June 30, 2002 and 2001 is detailed below.

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                             -------------------------       -------------------------
                                                               2002            2001            2002            2001
                                                             ---------       ---------       ---------       ---------
EBITDA before non-recurring items .....................      $ 103,599       $ 122,295       $ 242,961       $ 268,939
Cash interest .........................................        (63,262)        (77,556)        (85,472)       (123,197)
Cash taxes (net) ......................................         (3,430)         (3,453)         (1,001)         (6,759)
Adjusted changes in working capital (2)................         37,247          22,882         (18,174)         12,591
Maintenance capital expenditures ......................        (14,908)         (6,420)        (28,113)        (33,047)
                                                             ---------       ---------       ---------       ---------
     RECURRING OPERATING FREE CASH FLOW ...............      $  59,246       $  57,748       $ 110,201       $ 118,527
Net non-recurring receipts (1) ........................         (2,145)          6,150          13,982         130,693
                                                             ---------       ---------       ---------       ---------
     TOTAL OPERATING FREE CASH FLOW ...................      $  57,101       $  63,898       $ 124,183       $ 249,220
                                                             =========       =========       =========       =========

(1) Net non-recurring receipts for the first six months of 2002 consisted of $21,770 of non-recurring tax refunds, $11,886 of growth capital expenditures and $4,098 of various other net non-recurring receipts. Net non-recurring receipts for the first six months of 2001 consisted of an approximate $116,000 non-recurring tax refunds, $24,741 of non-recurring trust receipts, $3,500 of growth capital expenditures and $6,548 of various other net non-recurring payments.

(2) Adjusted changes in working capital is defined as consolidated changes in working capital from the consolidated statement of cash flows adjusted for changes in interest and tax accruals and net non-recurring cash receipts or payments (included in cash flows provided by operating activities) which are of a non-recurring operational nature.

                                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                  JUNE 30,                         JUNE 30,
                                                                         -------------------------       -------------------------
                                                                           2002            2001             2002           2001
                                                                         ---------       ---------       ---------       ---------
       Changes in working capital from the consolidated
         statement of cash flows(1) ...............................      $  21,826       $ (40,648)      $  19,423       $ 168,076
       Eliminate changes in interest and tax accruals .............         20,063          72,180         (11,729)        (21,292)
       Eliminate non-recurring cash receipts and payments,
            included in cash flows provided by operating                    (4,642)         (8,650)        (25,868)       (134,193)
            activities ............................................
                                                                         ---------       ---------       ---------       ---------
       Adjusted changes in working capital ........................      $  37,247       $  22,882       $ (18,174)      $  12,591
                                                                         =========       =========       =========       =========

---------------------
(1) Changes in working capital from the consolidated statement of cash flows is comprised of Changes in assets and liabilities and the net effect of prearranged funeral production and maturities included in Cash flows from operating activities.

     Recurring operating free cash flow of $110,201 for the first six months was primarily used for debt reduction and requirements for cash collateral to provide security for various credit instruments. In the second quarter of 2002, approximately $45,000 of the Company's $59,246 of recurring operating free cash flow was deposited as cash collateral for various credit instruments with the remaining free cash flow primarily used for debt reduction. Subsequent to the second quarter of 2002, the Company utilized its new $185,000 credit facility to issue letters of credit and reduce cash collateral. As of August 5, 2002, the Company has released approximately $72,000, net, of cash collateral by means of issuing such letters of credit.
     Adjusted changes in working capital for the six months ended June 30, 2002 reflects a use of cash of $18,174 which is comprised of a use of cash of $55,420 in the first quarter of 2002 offset by a source of cash of $37,246 in the second quarter of 2002. The use of cash in the first quarter was primarily related to customer cash receipts and timing of cash payments to vendors. The source of cash in the second quarter was primarily the result of improvements in cash flow from customer receivables and sources of cash from prearranged funeral activities.
     For further discussion and details related to the Company's operating free cash flow in the second quarter and first six months of 2002, see Operating Free Cash Flow included in Strategic Initiatives in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
     The Company's goals remain to continue using current cash balances, asset sales proceeds and operating free cash flow to reduce the Company's net debt to a range between $1,800,000 and $1,900,000 by December 31, 2002. As of June 30, 2002, the Company had total debt of $2,169,878 and current maturities of long-term debt of $190,889. The current maturities of long-term debt primarily consist of $175,704 of 6.3% senior notes due in 2020 (putable in 2003).
     Based on the Company's current cash balances, its expectations of additional asset sales proceeds previously discussed and the Company's new $185,000 credit facility, the Company believes it has adequate means to meet current maturities of long-term debt.

     Subsequent to June 30, 2002, the Company purchased in the open market approximately $76,800 of 6.3% senior notes due in 2020 (putable in 2003) and approximately $26,120 of 7.375% senior notes due in 2004. As of August 5, 2002, the Company's maturity schedule for certain of its outstanding senior public notes due in the near term is as follows:

                                                                 OUTSTANDING AT
                                                                 AUGUST 5, 2002
                                                                 --------------
        6.3% senior notes due 2020 (putable March 2003).........    $ 98,900
        7.375% senior notes due April 2004......................    $129,100
        8.375% senior notes due December 2004...................    $ 52,000
        6.0% senior notes due December 2005.....................    $579,400

     In August 2002, the Company announced that it intends to offer to exchange, in a private placement, up to $300,000 aggregate principal amount of new 7.7% senior notes due 2009 for an equivalent aggregate principal amount of its outstanding 6.0% senior notes due 2005. This offer is being made by the Company to defer a significant amount of debt maturities to 2009, while still retaining the existing and favorable debt structure and terms at a reasonable cost to the Company. There is no assurance that the Company will proceed with or consummate this exchange.

EBITDA Before Non-Recurring Items
The Company calculates EBITDA before non-recurring items for each period presented by adding interest, tax, depreciation and amortization expenses back to net income before non-recurring items and then deducting gains from dispositions. Descriptions of non-recurring items for both periods are discussed in Non-Recurring Items and Pro Forma Financial Information in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. Reductions in EBITDA before non-recurring items in 2002 compared to 2001 are primarily related to the Company's asset divestiture and joint venture transactions that have occurred. Calculations for EBITDA before non-recurring items for the three and six months of 2002 and 2001 are as follows:

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                   ---------------------------    ---------------------------
                                                                      2002            2001            2002            2001
                                                                    ---------       ---------       ---------       ---------
Net income before non-recurring items (1).....................      $  28,062       $  31,007       $  77,754       $  68,666
Less: Gains from dispositions ................................         (3,158)         (6,509)         (5,140)         (6,000)
Add:  Interest expense .......................................         41,406          54,152          84,792         114,958
      Tax expense not associated with non-recurring items ....          7,756          16,378          27,331          36,735
      Depreciation and amortization (1) ......................         29,533          27,267          58,224          54,580
                                                                    ---------       ---------       ---------       ---------
EBITDA before non-recurring items ............................      $ 103,599       $ 122,295       $ 242,961       $ 268,939
                                                                    =========       =========       =========       =========

(1) 2001 Depreciation and amortization and Net income before non-recurring items is presented in these tables on a pro forma basis. See Non-recurring Items and Pro Forma Financial Information in this Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for further discussion.

Sources and Uses of Cash
Net cash provided by operating activities was $158,375 for the six months ended June 30, 2002 compared to $272,355 for the same period of 2001, a decrease of $113,980. The decrease is primarily the result of lower income tax refunds of approximately $94,500; reduced cash from certain cemetery and funeral trust funds; and reductions in the Company's working capital resources from customer receivables and timing of payables. Included in net cash provided by operating activities is approximately $48,300 and $44,600 for the six months ended June 30, 2002 and 2001, respectively, of cash receipts associated with the Company's surety bonding program and $9,800 and $24,700 of special trust funds received from the collection of receivables from certain funeral and cemetery trust funds.

     Net cash provided by investing activities was $228,089 for the six months ended June 30, 2002 compared to $106,588 in the same period prior year, an increase of $121,501. The increases primarily related to proceeds from the joint venturing of the Company's United Kingdom operations in the first quarter of 2002, offset by increased levels of restricted cash as a result of collateral requirements for various credit instruments and other letters of credit, and higher capital expenditures from growth initiatives begun in 2002.
     Net cash used in financing activities was $252,714 for the six months ended June 30, 2002 compared to $370,142 in the same period of 2001. The net cash used in financing activities in both periods is related to the Company's continued debt reduction initiatives.

Financial Assurances
In support of operations, the Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations these surety bonds assure are recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The Company has approximately $296,000 and $290,000 of surety bonds outstanding attributable to prearranged funeral and cemetery activities at June 30, 2002 and December 31, 2001, respectively.
    As the Company sells prearranged funeral contracts and preneed cemetery contracts, the Company intends to post surety bonds where allowed by applicable law. The Company posts the surety bond in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. For the six months ended June 30, 2002 and 2001, the Company had $48,300 and $44,600, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
    Bond premiums are paid annually and are automatically renewable until maturity of the underlying prearranged contracts. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, the Company would be required to obtain replacement assurance or fund a trust for an amount generally less than the posted bond amount, unless the customer's prearranged contract has been paid in full. The Company does not believe it will be required to fund material future amounts related to these surety bonds.
    The applicable Florida law which allows posting of surety bonds for prearranged contracts will expire December 31, 2004. Unless the law is otherwise amended, the Company plans to shift from bonding to either trust or insurance funding for prearranged funeral and cemetery programs in the state of Florida in the year 2005. Prearranged contracts entered into prior to December 31, 2004 where the Company posted surety bonds will be allowed to continue the bonding for the remaining life of those contracts. Of the total bonding proceeds received by the Company for the six months ended June 30, 2002 and 2001, approximately $35,200 and $35,600, respectively, were attributable to the state of Florida. Assuming the Company's prearranged funeral and cemetery sales production in Florida in 2005 is consistent with production for the full year of 2001, the pre-tax forecasted cash flow impact of shifting to trusting is expected to be approximately $20,000 to $25,000 lower in that year before considering the cash flow impact of contracts going atneed. This forecast reduction in pre-tax cash flow involves assumptions about the mix of preneed sales among property, merchandise and services and the appropriate levels of trusting required by Florida law. Using the same general assumptions, there would also be expected an estimated cash flow decrease in years 2006 through 2009 of approximately $2,000 to $6,000 per year.

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

Prearrangement is a means through which a customer contractually agrees to the terms of a funeral and/or cemetery burial to be performed or provided in the future. Revenues associated with prearranged contracts are deferred until such time that the funeral or cemetery services are performed or merchandise is delivered. Preneed sales of cemetery interment rights (cemetery burial property) are not recognized until a minimum percentage (10%) of the sales price has been collected and the property has been constructed. The Company incurs sales and marketing costs to procure these prearrangement contracts. These costs include compensation associated with maintaining a sales force, telemarketing and lead procurement costs, brochures and marketing materials, advertising and administrative costs. Those costs incurred that vary with and are primarily related to the acquisition of new prearranged contracts (net obtaining costs) are deferred (principally commissions and related fringe benefits). The remaining costs are expensed as incurred. When the Company sells a prearranged funeral contract to be funded by life insurance, the Company receives a general agency commission from the insurance company, which is also deferred against the net obtaining costs. To the extent the general agency commission exceeds the net obtaining costs incurred and deferred, the excess is recorded as a reduction to the sales and marketing costs expensed. Additionally, the Company may receive cash overrides related to prearranged funeral contracts to be funded by life insurance as a result of marketing agreements entered in connection with the sale of its insurance subsidiaries in 2000. These overrides are recorded in Other income in the consolidated statement of operations. Funeral net obtaining costs are amortized over a period representing the estimated life of prearranged funeral contracts. Prior to 2002, the amortization period was 20 years. As of January 1, 2002, the Company changed the estimated period to 12 years to more accurately reflect current trends regarding the timeframe from selling a preneed contract to when it is serviced atneed. The amount of funeral net obtaining costs amortized in the consolidated statement of operations was approximately $7,362 in the six months ended June 30, 2002 and $3,317 in the six months ended June 30, 2001 (pro forma of $6,048 in the six months ended June 30, 2001). Cemetery net obtaining costs are expensed as the specific revenue is recognized. For purposes of determining EBITDA, funeral net obtaining costs included in the consolidated statement of operations are included in the amortization add back whereas cemetery net obtaining costs are not considered amortization since they are specifically identifiable expenses associated with the revenue recognized. The amount of cemetery net obtaining costs expensed in the consolidated statement of operations was approximately $20,650 and $18,200 for the six months ended June 30, 2002 and 2001, respectively.
      The table below details the North America results of funeral and cemetery prearranged production for the six months ended June 30, 2002 and 2001, including production from previously owned insurance companies and the related deferred net obtaining costs incurred to procure the prearrangements (i.e. origination). Additionally, the table reflects revenues recognized and previously deferred net obtaining costs recognized in the consolidated statement of operations associated with previously prearranged production for the six months ended June 30, 2002 and 2001 (i.e. maturities).

                                                                            North America
                                                        ---------------------------------------------------------
                                                                 Funeral                        Cemetery
                                                        -------------------------       -------------------------
                                                          2002            2001            2002            2001
                                                        ---------       ---------       ---------       ---------
Origination:
Deferred prearranged production ..................      $ 216,116       $ 201,131       $ 166,420       $ 169,102
                                                        =========       =========       =========       =========

Deferred net obtaining costs .....................      $  (9,538)      $  (6,112)      $ (24,620)      $ (21,203)
                                                        =========       =========       =========       =========

Maturities:
Previously prearranged production
     included in current period revenues..........      $ 164,162       $ 155,424       $ 130,809       $ 129,975
                                                        =========       =========       =========       =========

Amortization/recognition of deferred net
     obtaining costs in current period (1) .......      $   7,362       $   3,317       $  20,647       $  18,197
                                                        =========       =========       =========       =========

(1) The amortization for funeral net obtaining costs reflects the historical amount recorded in 2001. If the amortization period was changed from 20 to 12 years as of January 1, 2001, the amortization would have been $6,048.

      Prearranged contracts can be funded through several alternatives. With regards to either prearranged funeral or preneed cemetery contracts, all or a certain portion of the funds collected are generally required to be placed in trust accounts pursuant to applicable law. In certain situations, the Company can post a surety bond as financial assurance pursuant to applicable law in an amount that would otherwise be required to be trusted. Finally, the funds collected from prearranged funeral contracts can be used to pay premiums on life insurance or annuity contracts. Realized investment earnings on funds placed in trust accounts and increasing death benefits associated with life insurance contracts are accumulated and deferred until the maturity of each prearranged contract.
      The funds collected on the prearranged contracts that are not required to be placed in trust accounts or where the Company has posted a surety bond may be retained by the Company, creating a source of working capital cash flow generated from operating activities during the period of time before the prearranged contract matures. Additionally, the Company is allowed in certain states to distribute a portion of the realized investment earnings which accumulate in the trust accounts before the prearranged contract matures. When a prearranged contract matures, the Company receives the funds from trust (principal and previously undistributed trust income) and any remaining receivable due from the customer, or the proceeds from the third party insurance companies (original contract amount and increasing death benefits). The deferred prearranged funeral or cemetery contract revenue is recognized in the consolidated statement of operations. For trust or bonded contracts, the revenue recognized is generally greater than the cash received by the Company at the time a prearranged contract matures, and creates a negative effect on working capital cash flow generated from operating activities.
      The cash flow activity from originating funeral production until the maturity of a prearranged funeral contract is captured in the line item Net effect of prearranged funeral production and maturities in the consolidated statement of cash flows. Cash flow is provided by funds collected from the customer which is retained by the Company, and distributed trust fund earnings. This is reduced by the payment of deferred net obtaining costs and the negative effect of contract maturities.
      The cash flow activity from originating the preneed cemetery contract until recognition of the deferred revenue is reflected through Changes in receivables and Changes in other assets in the consolidated statement of cash flows. Changes in receivables is affected by cash flow provided by funds collected from the customer which is retained by the Company and distributed trust earnings, reduced by the negative effect of preneed cemetery contract revenue recognition. Changes in other assets is affected by the cash use associated with the payment of deferred net obtaining costs when the preneed cemetery contracts are originated, offset by the reduction in deferred net obtaining costs associated with recognition of the preneed cemetery revenue.
      The following table reflects the total North American backlog of deferred prearranged contract revenues and the prearranged assets associated with the contracts at June 30, 2002 and December 31, 2001:

                                                                         North America
                                     ------------------------------------------------------------------------------------------
                                              Funeral                         Cemetery                           Total
                                     --------------------------      --------------------------      --------------------------
                                        2002            2001            2002            2001            2002            2001
                                     ----------      ----------      ----------      ----------      ----------      ----------
Deferred prearranged
     contract revenues.........      $3,624,497      $3,571,769      $1,721,697      $1,733,727      $5,346,194      $5,305,496

Deferred net obtaining
     Cost .....................      $   95,986      $   93,810      $  209,219      $  210,614      $  305,205      $  304,424

Prearranged assets:
   Trust related assets .......      $  992,132      $  984,525      $  903,917      $  915,127      $1,896,049      $1,899,652
   Third party insurance
     related assets ...........      $2,117,422      $2,075,392              --              --      $2,117,422      $2,075,392

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

NON-RECURRING ITEMS AND PRO FORMA FINANCIAL INFORMATION
Non-recurring items are excluded from certain financial information in this Form 10-Q to enhance the comparability of financial information from period to period. Non-recurring items are a component of the reconciling differences between generally accepted accounting principles and pro forma financial information that the Company considers to be outside the scope of its recurring operating activities. In 2002 and 2001, such non-recurring items are charges primarily related to sales of businesses, joint venture transactions and the termination of certain contractual agreements; extraordinary gains and losses on early extinguishments of debt; and cumulative effect of accounting changes. The cumulative effect of accounting changes in 2002 primarily relate to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard requires goodwill to no longer be amortized but instead tested for impairment annually. As a result of the adoption of SFAS No. 142, the Company has recognized a charge in the first quarter of 2002 reflected as a cumulative effect of accounting change of $146,794 on a pretax basis and $135,560 on an after tax basis.
     The Company reported in the first quarter of 2002 it had (1) ceased amortization of goodwill pursuant to new accounting standards, (2) changed the amortization period related to deferred prearranged funeral obtaining costs, (3) revised its estimated allocation of overhead costs between the funeral and cemetery segments, (4) begun recognizing, as part of funeral operations instead of cemetery operations, those revenues associated with delivered caskets previously prearranged on cemetery contracts, and (5) ceased depreciation of certain operating assets as a result of the Company's plan to sell or joint venture these operations.

Pro Forma Reconciliations
The following two tables reconcile net loss and diluted loss per share under generally accepted accounting principles to pro forma earnings before non-recurring items and pro forma diluted EPS before non-recurring items

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                     --------------------------        --------------------------
                                                                        2002            2001              2002            2001
                                                                     ----------       ---------        ----------       ---------
Net loss......................................................       $ (143,015)      $ (10,585)       $ (231,726)      $ (10,320)
                                                                     ----------       ---------        ----------       ---------
Adjust for non-recurring items (after tax):
     Restructuring and non-recurring charges..................          168,222          26,067           171,746          44,132
     Extraordinary losses (gains) on early extinguishments
          of debt.............................................            2,855             (71)            2,174          (4,618)
     Cumulative effects of accounting changes.................               --              --           135,560           7,601

Adjust for pro forma items (after tax):
     Goodwill amortization....................................               --          11,021                --          23,005
     Amortization of deferred prearranged funeral obtaining
          Costs...............................................               --            (643)               --          (1,666)
     Depreciation expense related to operations outside of
          North America.......................................               --           5,218                --          10,532
                                                                     ----------       ---------        ----------       ---------
               Pro forma earnings before non-recurring items..       $   28,062       $  31,007        $   77,754       $  68,666
                                                                     ==========       =========        ==========       =========

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                       ------------------------         -------------------------
                                                                         2002           2001               2002             2001
                                                                       --------        --------         ---------         --------
Diluted loss per share........................................         $  (.49)        $  (.04)         $    (.79)        $  (.04)
Adjust for non-recurring items:
     Restructuring and non-recurring charges..................             .57             .09                .59             .16
     Extraordinary losses (gains) on early extinguishments of
          Debt................................................             .01             .00                .01            (.02)
     Cumulative effects of accounting changes.................              --              --                .46             .03
     Effect of dilution on pro forma income from continuing
          operations..........................................              --              --               (.02)             --
Adjust for pro forma items:
     Goodwill amortization....................................              --             .04                 --             .08
     Amortization of deferred prearranged funeral obtaining
          Costs...............................................              --              --                 --            (.00)
     Depreciation expense related to operations outside of
          North America.......................................              --             .02                 --             .04
                                                                       -------        --------          ---------         -------
               Pro forma diluted EPS before non-recurring
                   items......................................         $   .09        $    .11          $     .25         $   .25
                                                                       =======        ========          =========         =======

Comparable Revenues
Comparable revenues for 2002 and 2001 represent revenues excluding operations that have been acquired or constructed after January 1, 2001 or operations that have been divested by the Company prior to June 30, 2002.

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                ---------------------------     ---------------------------
                                                                    2002            2001            2002            2001
                                                                -----------     -----------     -----------     -----------
Total revenues .............................................    $   566,328     $   618,711     $ 1,152,086     $ 1,296,487
Less:  Revenues from operations acquired/constructed
         after 01/01/01 or divested prior to 06/30/02.......         (4,924)        (81,341)        (30,933)       (191,828)
                                                                -----------     -----------     -----------     -----------
       Comparable revenues .................................    $   561,404     $   537,370     $ 1,121,153     $ 1,104,659
                                                                ===========     ===========     ===========     ===========

2001 Pro Forma Revenues And Gross Profits
The following tables reconcile funeral and cemetery revenues and gross profits previously reported in 2001 to pro forma amounts used in this Form 10-Q for comparison purposes, including the accounting changes and changes in estimates discussed on the previous page.

Revenues

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30, 2001                    JUNE 30, 2001
                                                                     -------------------------       -------------------------
                                                                      FUNERAL        CEMETERY          FUNERAL        CEMETERY
                                                                      REVENUES        REVENUES        REVENUES        REVENUES
                                                                     ---------       ---------       ---------       ---------
2001 revenues as previously reported ..........................      $ 446,571       $ 172,140       $ 947,188       $ 349,299
Reclassification of casket revenues ...........................          3,659          (3,659)          7,882          (7,882)
                                                                     ---------       ---------       ---------       ---------
Total 2001 revenues as reclassified ...........................        450,230         168,481         955,070         341,417
Less:  Revenues from operations acquired/constructed after
            01/01/01 or divested prior to 06/30/02 ............        (70,671)        (10,670)       (164,715)        (27,113)
Less:  Comparable revenues outside of North America ...........       (104,978)        (13,921)       (217,446)        (23,549)
                                                                     ---------       ---------       ---------       ---------
     Pro forma comparable North America revenues ..............      $ 274,581       $ 143,890       $ 572,909       $ 290,755
                                                                     =========       =========       =========       =========


Gross Profits

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30, 2001                    JUNE 30, 2001
                                                                     -------------------------       -------------------------
                                                                      FUNERAL        CEMETERY         FUNERAL        CEMETERY
                                                                       GROSS           GROSS           GROSS           GROSS
                                                                      PROFITS         PROFITS         PROFITS         PROFITS
                                                                     ---------       ---------       ---------       ---------
2001 gross profits as previously reported .....................      $  62,886       $  23,684       $ 146,797       $  50,661
Reclassification of casket gross profits ......................          2,037          (2,037)          4,228          (4,228)
                                                                     ---------       ---------       ---------       ---------
Total 2001 gross profits as reclassified ......................         64,923          21,647         151,025          46,433
Less:  Gross profits from operations acquired/constructed after
            01/01/01 or divested prior to 06/30/02 ............         (5,551)         (2,221)        (15,375)         (7,321)
Less:  Comparable gross profits outside of North America ......         (5,845)         (2,540)        (10,757)         (2,363)
                                                                     ---------       ---------       ---------       ---------
     Comparable North America gross profits ...................         53,527          16,886         124,893          36,749
Goodwill amortization .........................................          8,542           1,045          17,199           2,101
Amortization of deferred prearranged funeral obtaining costs ..         (1,095)             --          (2,731)             --
Allocation of overhead costs ..................................         (3,567)          3,567          (5,944)          5,944
                                                                     ---------       ---------       ---------       ---------
     Pro forma comparable North America gross profits .........      $  57,407       $  21,498       $ 133,417       $  44,794
                                                                     =========       =========       =========       =========

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate" or "predict," that convey the uncertainty of future events or outcomes, and include guidance, projections and other estimates given by the Company regarding its financial and other performance targets and measures. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

1) Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable securities values, as well as currency and interest rate fluctuations) that could negatively affect the Company, particularly, but not limited to, levels of interest expense and negative currency translation effects.

2) Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

3) The Company's ability to successfully implement its strategic plan as defined in the Company's Form 10-K for the year ended December 31, 2001, including:

     o the interest of third parties to enter into and consummate alliances and joint ventures with the Company, including with respect to its operations in France,

     o    the continuation of cost reduction initiatives,

     o    the continuation of actions to improve operating free cash flow,

     o the continuation of debt reduction initiatives, including the sale of certain funeral and cemetery operations,

     o the implementation of strategic revenue and marketing initiatives resulting in increased volume through its existing facilities, and

     o    the continuation of operating improvements in France.

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

9) The outcomes of pending lawsuits in Florida involving certain cemetery locations, including the possibility of criminal charges or other civil claims being filed against the Company, its subsidiaries or its employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the Company's exposure to certain market risks, see
Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended December 31, 2001. Except as noted below, there have been no material changes to the disclosure on this matter in such Form 10-K.
     In connection with the Company's prearranged funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity securities and mutual funds, which are sensitive to current market prices. As a result of recent volatility in the stock market, the market value of prearranged funeral assets held in trust funds was approximately 94.3% of the cost basis and the market value of cemetery merchandise and service assets held in trust funds was approximately 95.5% of the cost basis, as of June 30, 2002. Subsequent to the end of the quarter, the Company experienced further devaluation in trust assets; the market value of prearranged funeral assets held in trust was approximately 92.2% of the cost basis and the market value of cemetery merchandise and service assets held in trust funds was approximately 89.9% of the cost basis, as of July 31, 2002.
     For further information regarding the Company's debt exposure see note four to the consolidated financial statements in Item 1 of this Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The following discussion describes certain litigation and proceedings as of August 12, 2002.
    In Re Service Corporation International; Cause No. H-99-0280; In the United States District Court for the Southern District of Texas, Houston Division (the Consolidated Lawsuit). The Consolidated Lawsuit was filed in January 1999 and includes numerous separate lawsuits that were filed in various United States District Courts in Texas. The Consolidated Lawsuit has been certified as a class action and names as defendants the Company and three of the Company's current or former executive officers or directors (the Individual Defendants).
    The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly-owned subsidiary of the Company into Equity Corporation International
(ECI); (ii) purchased shares of Company common stock in the open market during the period from July 17, 1998 through January 26, 1999 (the Class Period); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI that became options to purchase Company common stock pursuant to the merger; and (vi) held Company employee stock options to purchase Company common stock under a stock plan during the Class Period. Excluded from the class definition categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period (with one amendment by the Court to include James P. Hunter, III as a class member). Mr. Hunter was the Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company.
    The plaintiffs in the Consolidated Lawsuit allege that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. Since the litigation is in its preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Consolidated Lawsuit do not provide a basis for the recovery of damages because the Company made all required disclosures on a timely basis. The Company intends to aggressively defend this lawsuit. At the Court's direction, meetings were held in 2001 between the parties and their insurers to discuss possible resolution of the case, but no progress was made. A Motion to Dismiss the Consolidated Lawsuit filed by the Company and the Individual Defendants is pending before the Court.
    Several other lawsuits have been filed against the Company, the Individual Defendants and other defendants, including, in the second and third lawsuits listed below, the Company's independent accountants, PricewaterhouseCoopers, LLP, in Texas state courts by former ECI shareholders, officers and directors. These lawsuits include the following matters:

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

    These lawsuits allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. Since these lawsuits are in their preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of these lawsuits. However, the Company believes the allegations in these lawsuits, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation. The Company is seeking arbitration in the Hunter, Hammer, and Rottman matters.
    In the Hunter matter, the Texas state district court denied the motion to compel arbitration filed by the Company and the Individual Defendants. This decision is currently on appeal to the Texas Supreme Court (Cause No. 01-0650; In re Service Corporation International, et al.). In the Hammer matter, the Texas state district court ordered the case to arbitration.
    Copies of certain pleadings in these cases are filed as exhibits to this report.
    Certain insurance policies held by the Company to cover potential director and officer liability may reduce cash outflows with respect to an adverse outcome of the above lawsuits. If an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, results of operations or cash flows.
    Thomas G. Conway et al v. Service Corporation International, et al; Cause No. CV-02-2818; In the United States District Court for the Eastern District of New York, filed May 10, 2002 ("Conway" action). The Conway action was filed against the Company and two former officers of the Company who were also former officers of ECI, James P. Hunter III ("Hunter") and Jack D. Rottman ("Rottman").
    The plaintiffs in the Conway action owned funeral homes in Queens County and Suffolk County, New York, which were sold and merged into a subsidiary of ECI in January, 1998. The plaintiffs are also included in the definition of class members in the Consolidated Lawsuit described above. In the Conway action, plaintiffs assert that ECI, Hunter, and Rottman failed to disclose that ECI was negotiating the merger with the Company in breach of covenants in the agreements between ECI and the plaintiffs. ECI purchased the plaintiffs' funeral homes with ECI stock and cash, and the Plaintiffs' ECI stock was exchanged for stock in the Company in the merger of January 1999. Plaintiffs allege damages from the loss in value of the Company's stock from 1999 to the present. The plaintiffs seek to recover compensatory damages alleged at a minimum of $7 million and punitive damages alleged at a minimum of $14 million.
    Since the litigation is in its preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. However, the Company believes that the allegations in the Conway action do not provide a basis for recovery of damages on several legal grounds. The Company intends to aggressively defend this lawsuit.
    Shareholder Derivative Demand; The Company received a letter dated January 14, 2002, addressed to the Board of Directors, from a law firm stating that it represented a shareholder of the Company. The letter asserts a shareholder derivative demand that the Company take legal action against its directors and officers based upon alleged conduct that is the subject of:
         (1) a putative class action lawsuit filed on December 19, 2001, in Broward County, Florida against the Company and one of its subsidiaries;
         (2) a lawsuit filed against the Company by former employees of the Company in Atlanta, Georgia; and
         (3) certain events described in newspaper articles referred to in the plaintiffs' consolidated complaint in the Consolidated Lawsuit (described above).
    The Board of Directors has responded to the letter by forming a committee of certain independent directors to conduct an inquiry into the allegations in the letter. The committee has retained independent counsel to assist it in its inquiry. The letter does not seek a specified amount of legal damages. Since the inquiry is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the inquiry.
    Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (the Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and names the Company and a subsidiary as defendants. It is a putative class action which has not been certified. A hearing on the Motion for Class Certification is currently scheduled to be heard August 28, 2002.
    The Consumer Lawsuit has been brought on behalf of all persons with burial plots or family members buried at Menorah Gardens & Funeral Chapels in Florida. Excluded from the class definition are persons whose claims have been reduced to judgment or have been settled as of the date of class certification.

    The plaintiffs allege that defendants have failed to exercise reasonable care in handling remains by secretly: (i) dumping remains in a wooded area; (ii) burying remains in locations other than the ones purchased; (iii) crushing vaults to make room for other vaults; (iv) burying remains on top of the other or head to foot rather than side-by-side; (v) moving remains; and (vi) co-mingling remains.
    The plaintiffs in the Consumer Lawsuit allege that the above conduct constitutes negligence, tortious interference with the handling of dead bodies, infliction of emotional distress, and violation of industry specific state statutes, as well as the state's Deceptive and Unfair Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory and punitive damages. They also seek equitable/injunctive relief in the form of a permanent injunction requiring defendants to fund a court supervised program that provides for monitoring and studying of the cemetery and any disturbed remains to insure their proper disposition.
    On April 21, 2002, additional plaintiffs filed a lawsuit styled Sol Guralnick, Linda Weiner, Joan Nix, Gilda Schwartz, Paul Schwartz, Ann Ferrante, Steve Schwartz, Nancy Backlund, Jamie Osit, Corey King, Marc King, Barbara Feinberg Clark v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens and Funeral Chapels and Service Corporation International; In the Circuit Court in the 15th Judicial Circuit, Palm Beach County, Florida; Case number CA024815AE (the Guralnick Lawsuit), making essentially the same allegations as the Consumer Lawsuit with the exception that it does not contain class allegations.
    Since the Consumer and Guralnick Lawsuits are in preliminary stages and discovery has just commenced, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company intends to continue its investigation and to aggressively defend itself in the litigation as well as continue to cooperate with state officials in resolving the issues presented.
    In addition to the litigation described above, the Florida Attorney General and State Comptroller filed an action against the Company on March 1, 2002 styled Office of the Attorney General, Department of Legal Affairs, State of Florida and Office of the Comptroller, Department of Banking and Finance, State of Florida v. Service Corporation International, a Texas Corporation and S.C.I. Funeral Services of Florida, Inc., a Florida Corporation doing business as Menorah Gardens & Funeral Chapels; Case No. CA 02-02666AG; In the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the AG Lawsuit).
    The AG Lawsuit alleges similar claims as the Consumer Lawsuit including that defendants conducted their business through the willful use of false and deceptive representations regarding: (i) the certainty of plot location and size; (ii) the permanence of interment; and (iii) the nature and quality of the care that defendants intended to provide.
    The AG Lawsuit alleges that defendants violated Florida statutes by engaging in the above referenced conduct. The AG Lawsuit seeks: (i) the appointment of a receiver or administrator to manage and correct the operations of the defendants' Florida Menorah Gardens facilities; (ii) a full accounting of all plots sold and offered for sale by defendants at their Florida Menorah Gardens facilities; (iii) an award of unspecified actual damages sustained by consumers;
(iv) an award of unspecified punitive damages pursuant to Florida statute; (v) imposition of civil penalties for each violation of the Florida statutes; (vi) an award of attorneys' fees and costs; and (vii) a permanent injunction against the defendants prohibiting them from (a) engaging in the funeral and/or cemetery business at their Florida Menorah Gardens facilities; (b) using false or misleading representations in their advertising and sales materials directed to the State of Florida; and (c) violating the Florida statutes.
    As with the Consumer Lawsuit, since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company has agreed to the appointment of an examiner who is charged with overseeing the remapping and burial processes at the cemeteries. The Company has insurance policies which are intended to limit the Company's outflows in the event of a decision adverse to the Company in the Consumer Lawsuit, the Guralnick Lawsuit and the AG Lawsuit. If an adverse decision in these matters exceeds the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.
    In connection with the allegations in the Consumer and AG Lawsuits, the Florida Department of Law Enforcement caused a search warrant to be issued to investigate possible criminal activity. The Company is continuing to fully cooperate in the investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 9, 2002, the Company held its annual meeting of shareholders and elected four directors. The shares voting on the director nominees were cast as follows:

                                                             Abstentions or
                   Nominee                 Votes for         votes withheld
         ----------------------------    --------------     -----------------
         Jack Finkelstein                 253,122,097          7,151,771
         James H. Greer                   253,252,452          7,021,416
         Clifton H. Morris, Jr.           253,234,836          7,039,032
         W. Blair Waltrip                 252,372,759          7,901,109

         In addition, the shareholders approved the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2002. The shares voting were cast as follows:

                                                  Abstentions or       Broker
            Votes for         Votes against       votes withheld      non-votes
         -----------------    ---------------    ----------------     ---------
           255,774,618          4,157,305            341,945              0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
                12.1 Ratio of earnings to fixed charges for the six months ended June 30, 2002 and 2001.
                99.1 Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.2 Defendants' Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.3 Defendants' motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.4 Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.5 Defendant's Reply to Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).
                99.6 Plaintiffs' Original Petition filed November 10, 1999 in Cause No. 32548-99-11, James P. Hunter, III and James P.Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.5 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.7 Defendants' Original Answer in response to the Original Petition referred to in Exhibit 99.6. (Incorporated by reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 1999).
                99.8 Plaintiff's Original Petition filed December 28, 2000 in Cause No. 33701-01-01, Jack D. Rottman vs. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James
                       M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the __________ Judicial District Court of Angelina County, Texas. (Incorporated by reference to
                       Exhibit 99.16 to Form 10-K for the fiscal year ended December 31, 2000).

                99.9 Defendants' Motion to Transfer Venue and Original Answer in response to the Original Petition referred to in
                       Exhibit 99.8. (Incorporated by reference to Exhibit 99.17 to Form 10-K for the fiscal year ended December 31,
                       2000).
                99.10 Plaintiff's Original Petition filed December 15, 2000, in Cause No. 2000-63917, Jack T. Hammer v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James
                       M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the 165th Judicial District Court of Harris County, Texas. (Incorporated by reference to Exhibit
                       99.18 to Form 10-K for the fiscal year ended December 31,
                       2000).
                99.11 Defendants' Original Answer to the Original Petition referred to in Exhibit 99.10. (Incorporated by reference to Exhibit 99.19 to Form 10-K for the fiscal year ended December 31, 2000).
                99.12 Certification of Periodic Financial Reports by Robert L. Waltrip in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 (filed as correspondence; not as part of the periodic report).
                99.13 Certification of Periodic Financial Reports by Jeffrey E. Curtiss in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 (filed as correspondence; not as part of the periodic report).

         (b)    Reports on Form 8-K
                During the quarter ended June 30, 2002, the Company did not file any reports on Form 8-K.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002                   SERVICE CORPORATION INTERNATIONAL

                                           By:  /s/ Jeffrey E. Curtiss
                                           ----------------------------------
                                           Jeffrey E. Curtiss
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX


                12.1 Ratio of earnings to fixed charges for the six months ended June 30, 2002 and 2001.
                99.1 Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.2 Defendants' Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.3 Defendants' motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.4 Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.5 Defendant's Reply to Plaintiffs' Opposition to Defendants' Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).
                99.6 Plaintiffs' Original Petition filed November 10, 1999 in Cause No. 32548-99-11, James P. Hunter, III and James P.Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the Judicial District Court of Angelina County, Texas. (Incorporated by reference to Exhibit 99.5 to Form 10-Q for the fiscal quarter ended September 30, 1999).
                99.7 Defendants' Original Answer in response to the Original Petition referred to in Exhibit 99.6. (Incorporated by reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 1999).
                99.8 Plaintiff's Original Petition filed December 28, 2000 in Cause No. 33701-01-01, Jack D. Rottman vs. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James
                       M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the __________ Judicial District Court of Angelina County, Texas. (Incorporated by reference to
                       Exhibit 99.16 to Form 10-K for the fiscal year ended December 31, 2000).
                99.9 Defendants' Motion to Transfer Venue and Original Answer in response to the Original Petition referred to in
                       Exhibit 99.8. (Incorporated by reference to Exhibit 99.17 to Form 10-K for the fiscal year ended December 31,
                       2000).
                99.10 Plaintiff's Original Petition filed December 15, 2000, in Cause No. 2000-63917, Jack T. Hammer v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James
                       M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the 165th Judicial District Court of Harris County, Texas. (Incorporated by reference to Exhibit
                       99.18 to Form 10-K for the fiscal year ended December 31,
                       2000).
                99.11 Defendants' Original Answer to the Original Petition referred to in Exhibit 99.10. (Incorporated by reference to Exhibit 99.19 to Form 10-K for the fiscal year ended December 31, 2000).
                99.12 Certification of Periodic Financial Reports by Robert L. Waltrip in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 (filed as correspondence; not as part of the periodic report).
                99.13 Certification of Periodic Financial Reports by Jeffrey E. Curtiss in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 (filed as correspondence; not as part of the periodic report).