Form 10-Q
period 2002-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2002-11-12
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM         TO
                                                   -------    -------


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

The number of shares outstanding of the registrant's common stock as of November 6, 2002 was 296,320,928 (net of treasury shares).

                        SERVICE CORPORATION INTERNATIONAL

                                      INDEX

                                                                                                          Page
Part I.  Financial Information
    Item 1.  Financial Statements
         Consolidated Statement of Operations -                                                                3
            Three and Nine Months Ended September 30, 2002 and 2001

         Consolidated Balance Sheet -                                                                          4
            September 30, 2002 and December 31, 2001

         Consolidated Statement of Cash Flows -                                                                5
            Nine Months Ended September 30, 2002 and 2001

         Consolidated Statement of Stockholders' Equity -                                                      6
            Nine Months Ended September 30, 2002

         Notes to Consolidated Financial Statements                                                       7 - 20

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         General                                                                                              21
         Overview of Business Strategy                                                                   21 - 23
         Critical Accounting Policies, Accounting Changes and New Accounting Pronouncements              23 - 25
         Results of Operations                                                                           25 - 31
         Financial Condition, Liquidity and Capital Resources                                            31 - 36
         Prearranged Funeral and Preneed Cemetery Activities                                             36 - 39
         Non-Recurring Items and Pro Forma Financial Information                                         39 - 41
         Cautionary Statement on Forward-Looking Statements                                              41 - 42

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       42

    Item 4.  Disclosures and Controls                                                                    42 - 43

Part II. Other Information

    Item 1.  Legal Proceedings                                                                                43

    Item 6.  Exhibits and Reports on Form 8-K                                                            43 - 44

    Signature                                                                                                 45
    Certification of Chief Executive Officer                                                                  46
    Certification of Principal Financial Officer                                                              47

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        Three months ended             Nine months ended
                                                                           September 30,                 September 30,
(In thousands, except per share amounts)                                2002           2001           2002           2001
                                                                    -----------    -----------    -----------    -----------
Revenues ........................................................   $   543,808    $   582,979    $ 1,695,894    $ 1,879,466
Costs and expenses ..............................................      (468,399)      (515,960)    (1,410,048)    (1,614,989)
                                                                    -----------    -----------    -----------    -----------
Gross profit ....................................................        75,409         67,019        285,846        264,477

General and administrative expenses .............................       (22,492)       (17,049)       (57,815)       (53,451)
Impairment losses and other operating expenses ..................       (27,942)        (6,185)      (264,510)       (57,431)
                                                                    -----------    -----------    -----------    -----------
Operating income (loss) .........................................        24,975         43,785        (36,479)       153,595

Interest expense ................................................       (38,221)       (49,432)      (123,013)      (164,390)
Other income ....................................................         9,548          4,967         19,171         12,648
Gains from dispositions .........................................         2,729          5,543          7,869         11,543
                                                                    -----------    -----------    -----------    -----------
                                                                        (25,944)       (38,922)       (95,973)      (140,199)
                                                                    -----------    -----------    -----------    -----------
(Loss) income before income taxes, extraordinary items and
     cumulative effects of accounting changes ...................          (969)         4,863       (132,452)        13,396
Benefit (provision) for income taxes ............................           125           (681)        37,616        (16,551)
                                                                    -----------    -----------    -----------    -----------
(Loss) income before extraordinary items and cumulative
     effects of accounting changes ..............................          (844)         4,182        (94,836)        (3,155)
Extraordinary gains on early extinguishments of debt
     (net of income tax expense of $2,819, $63,
     $1,570, and $3,015, respectively) ..........................         4,905             99          2,731          4,717
Cumulative effects of accounting changes (net of income tax
     benefit of $11,234 and $5,318, respectively) ...............            --             --       (135,560)        (7,601)
                                                                    -----------    -----------    -----------    -----------
          Net income (loss) .....................................   $     4,061    $     4,281    $  (227,665)   $    (6,039)
                                                                    ===========    ===========    ===========    ===========
Basic income (loss) per share:
         (Loss) income before extraordinary items and
                    cumulative effects of accounting changes ....   $      (.00)   $       .02    $      (.32)   $      (.01)
         Extraordinary gains on early extinguishments of debt ...           .01            .00            .01            .02
         Cumulative effects of accounting changes ...............            --             --           (.46)          (.03)
                                                                    -----------    -----------    -----------    -----------
                   Net income (loss) ............................   $       .01    $       .02    $      (.77)   $      (.02)
                                                                    ===========    ===========    ===========    ===========
Diluted income (loss) per share:
         (Loss) income before extraordinary items and
                    cumulative effects of accounting changes ....   $      (.00)   $       .02    $      (.32)   $      (.01)
         Extraordinary gains on early extinguishments of debt ...           .01            .00            .01            .02
         Cumulative effects of accounting changes ...............            --             --           (.46)          (.03)
                                                                    -----------    -----------    -----------    -----------
                   Net income (loss) ............................   $       .01    $       .02    $      (.77)   $      (.02)
                                                                    ===========    ===========    ===========    ===========
Basic weighted average number of shares .........................       295,151        290,258        293,892        282,916
                                                                    ===========    ===========    ===========    ===========
Diluted weighted average number of shares .......................       295,151        293,763        293,892        282,916
                                                                    ===========    ===========    ===========    ===========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET


                                                                                September 30,   December 31,
(In thousands, except share and per share amounts)                                  2002            2001
                                                                                -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents ..............................................   $    141,045    $     29,292
     Receivables, net of allowances .........................................        323,889         386,479
     Inventories ............................................................        151,232         168,975
     Other ..................................................................         27,849         245,207
                                                                                ------------    ------------
       Total current assets .................................................        644,015         829,953
                                                                                ------------    ------------

Prearranged funeral contracts ...............................................      4,113,255       4,109,195
Long-term receivables, net of allowances ....................................      1,205,165       1,249,492
Cemetery property, at cost ..................................................      1,570,624       1,924,773
Property, plant and equipment, at cost (net) ................................      1,140,964       1,357,410
Deferred charges and other assets ...........................................        754,403         699,805
Goodwill (net) ..............................................................      1,187,876       1,409,309
                                                                                ------------    ------------
                                                                                $ 10,616,302    $ 11,579,937
                                                                                ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ...............................   $    407,954    $    484,150
     Current maturities of long-term debt ...................................        103,143         220,640
     Income taxes ...........................................................          2,671           5,812
                                                                                ------------    ------------
       Total current liabilities ............................................        513,768         710,602
                                                                                ------------    ------------

Long-term debt ..............................................................      1,899,510       2,313,973
Deferred prearranged funeral contract revenues ..............................      4,528,133       4,596,116
Deferred preneed cemetery contract revenues .................................      1,695,280       1,756,041
Deferred income taxes .......................................................        481,574         546,747
Other liabilities ...........................................................        213,193         223,597
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
       295,717,551 and 292,153,765, issued and outstanding
       (net of 2,516,075 and 2,502,190 treasury shares, at par) .............        295,718         292,154
     Capital in excess of par value .........................................      2,257,066       2,246,055
     Accumulated deficit ....................................................     (1,041,814)       (814,149)
     Accumulated other comprehensive loss ...................................       (226,126)       (291,199)
                                                                                ------------    ------------
        Total stockholders' equity ..........................................      1,284,844       1,432,861
                                                                                ------------    ------------
                                                                                $ 10,616,302    $ 11,579,937
                                                                                ============    ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                    Nine months ended
                                                                                                      September 30,
(In thousands)                                                                                      2002         2001
                                                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................................................   $(227,665)   $  (6,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Extraordinary gains on early extinguishments of debt, net of taxes ......................      (2,731)      (4,717)
     Cumulative effects of accounting changes, net of taxes ..................................     135,560        7,601
     Depreciation and amortization ...........................................................      93,042      148,155
     Benefit for deferred income taxes .......................................................     (43,097)     (36,307)
     Impairment losses and other operating expenses ..........................................     264,510       57,431
     Payments on restructuring and non-recurring charges .....................................      (8,032)     (18,895)
     Gains from dispositions .................................................................      (7,869)     (11,543)
     Changes in assets and liabilities, net of effects from acquisitions and dispositions:
       Decrease in receivables ...............................................................      23,334       43,004
       Decrease in other assets ..............................................................      26,934      111,954
       Decrease in payables and other liabilities ............................................      (7,239)     (11,944)
       Other .................................................................................      (5,890)       9,495
     Net effect of prearranged funeral production and maturities .............................      11,356       44,132
                                                                                                 ---------    ---------
Net cash provided by operating activities ....................................................     252,213      332,327

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ....................................................................     (62,064)     (54,325)
     Proceeds from divestitures and sales of property and equipment ..........................      51,045       88,091
     Proceeds from joint ventures and sales of equity investments, net of cash retained ......     266,704      285,688
     Net deposits (withdrawals) of restricted funds ..........................................       2,565      (20,073)
     Other ...................................................................................         848       (1,007)
                                                                                                 ---------    ---------
Net cash provided by investing activities ....................................................     259,098      298,374

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings under credit agreements ......................................     (29,061)    (656,426)
     Proceeds from long-term debt issued .....................................................          --      345,000
     Payments of debt ........................................................................     (70,712)    (178,724)
     Early extinguishments of debt ...........................................................    (273,638)    (139,902)
     Bank overdrafts and other ...............................................................     (22,106)      (6,308)
                                                                                                 ---------    ---------
Net cash used in financing activities ........................................................    (395,517)    (636,360)
Effect of foreign currency ...................................................................      (4,041)       1,012
                                                                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents .........................................     111,753       (4,647)
Cash and cash equivalents at beginning of period .............................................      29,292       47,909
                                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................................   $ 141,045    $  43,262
                                                                                                 =========    =========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                             Accumulated
                                                              Capital in                        other
                                                   Common     excess of      Accumulated    comprehensive
(In thousands)                                     Stock      par value        deficit           loss           Total
                                                  --------    ----------     -----------    -------------     ----------
Balance at December 31, 2001..................    $292,154    $2,246,055       $(814,149)      $(291,199)     $1,432,861
Comprehensive loss:
  Net loss....................................                                  (227,665)                       (227,665)
  Other comprehensive income:
    Foreign currency translation.............                                                      17,594         17,594
    Adjustment for realized loss on foreign
       currency translation..................                                                      47,479         47,479
                                                                                                              ----------
          Total other comprehensive income...                                                                     65,073
                                                                                                              ----------
  Comprehensive loss.........................                                                                   (162,592)
Common stock issued:
  Stock option exercises and stock grants....          174           413                                             587
  Contribution to employee 401(k)............        3,390        10,598                                          13,988
                                                  --------    ----------     -----------       ---------      ----------
Balance at September 30, 2002................     $295,718    $2,257,066     $(1,041,814)      $(226,126)     $1,284,844
                                                  ========    ==========     ===========       =========      ==========

The Company's comprehensive income for the nine months ended September 30, 2001 of $58,927 consisted of a net loss of $6,039, a foreign currency translation gain adjustment of $25,976 and a reclassification adjustment for realized loss on foreign currency translation of $38,990.

    The Company's comprehensive income for the three months ended September 30, 2002 of $8,501 consisted of a net income of $4,061 and a foreign currency translation gain adjustment of $4,440. The Company's comprehensive income for the three months ended September 30, 2001 of $110,745 consisted of net income of $4,281, a foreign currency translation gain adjustment of $88,304 and a reclassification adjustment for realized loss on foreign currency translation of $18,160.

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS

Service Corporation International (SCI or the Company) is the largest provider of funeral and cemetery services in the world through its funeral service and cemetery operations. At September 30, 2002, the Company operated 2,444 funeral service locations, 456 cemeteries and 155 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in four countries outside of North America.

    The funeral service and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 187 combination locations that contain a funeral service location within a Company owned cemetery.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2001, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

    In 2002, the Company began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations. Previously, such casket revenue was recognized in cemetery operations. The Company has reclassified the prior year operating results to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

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

    The Company has an ongoing review program of its obligations to deliver cemetery merchandise and services to customers in order to collect funds from applicable cemetery trust funds. As a result of this ongoing review, the Company has recognized changes in estimates of Deferred preneed cemetery contract revenues which had the effect of increasing revenues and gross profits during the third quarter of 2002 by $9,400 and $8,800, respectively, compared to $27,600 and $23,100, respectively, in the third quarter of 2001. For the nine months ended September 30, 2002, the changes in estimates increased revenues and gross profits by $19,700 and $14,800, respectively, compared to $55,000 and $44,100, respectively, in the nine months ended September 30, 2001. The Company intends to continue to review these obligations; however, the impact recognized in future periods will depend on the outcome of such reviews.

    In the first quarter of 2002, the Company changed the amortization period related to deferred prearranged funeral obtaining costs from 20 years to 12 years. This change in estimate was made in order to more accurately reflect current trends regarding the timeframe from when a prearranged funeral contract is sold to when it is serviced atneed. This change in estimate reduced funeral gross profit by approximately $1,800 and $5,100 and net income by approximately $1,200 and $3,300 for the three and nine months ended September 30, 2002, respectively.

    In addition, in the first quarter of 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's reported results of operations, financial condition or cash flows.

    During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 in order to reflect the estimated remaining useful lives of these systems. The Company recognized approximately $4,400 of additional amortization related to this change in estimate in the third quarter of 2002 and approximately $8,900 for the nine months ended September 30, 2002.

3. ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes one method - the purchase method - for accounting for such transactions. SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new pronouncement, goodwill is no longer amortized, but will be tested for impairment annually. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. The Company has identified North America, France, Germany, Singapore and Argentina as reporting units for its funeral operations and North America, Argentina, Chile and Uruguay as reporting units for its cemetery operations. Prior to disposition, the Company also identified United Kingdom funeral, United Kingdom cemetery and Italy funeral as reporting units. In order to assess impairment of goodwill, the Company determined the fair value of its reporting units based on a combination of present value of expected future cash flows and multiples of revenues and operating earnings. As a result of the adoption of SFAS No. 142 in the first quarter of 2002, the Company recognized a charge reflected as a cumulative effect of accounting change of $135,560 (net of a tax benefit of $11,234) related to the write-off of goodwill in its North America cemetery reporting unit.

     The following table shows the historical results compared to unaudited pro forma effects of SFAS No. 142 for the three and nine months ended September 30, 2001 had goodwill not been amortized during that period.

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 2001                SEPTEMBER 30, 2001
                                                             ---------------------------       ---------------------------
                                                             PRO FORMA        HISTORICAL       PRO FORMA        HISTORICAL
                                                             ---------        ----------       ---------        ----------
Income (loss) before extraordinary items and
  cumulative effects of accounting changes...............     $14,712           $4,182          $30,380         $(3,155)
Basic earnings (loss) per share before extraordinary
  items and cumulative effects of accounting changes.....     $   .05           $  .02          $   .11         $  (.01)
Diluted earnings (loss) per share before extraordinary
  items and cumulative effects of accounting changes.....     $   .05           $  .02          $   .11         $  (.01)

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2002 are as follows:

                                                                 Funeral         Cemetery
                                                                 Segment         Segment            Total
                                                               -----------      -----------      -----------
Balance as of December 31, 2001 ..........................     $ 1,246,273      $   163,036      $ 1,409,309
Impairment loss recorded upon adoption of SFAS No. 142 ...              --         (146,794)        (146,794)
Goodwill reduced related to disposition programs .........         (61,851)         (14,220)         (76,071)
Effect of foreign currency and other .....................           1,682             (250)           1,432
                                                               -----------      -----------      -----------
Balance as of September 30, 2002 .........................     $ 1,186,104      $     1,772      $ 1,187,876
                                                               ===========      ===========      ===========

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Under the provisions of SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and are allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's results of operations, financial condition or cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 during the first quarter of 2002 with no impact on the current results of operations, financial condition or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. When the pronouncement is adopted, gains and losses from early extinguishments of debt will be included in Other income in the consolidated statement of operations. The Company is required to adopt SFAS No. 145 during the first quarter of 2003 as it relates to the classification of extinguishments of debt. The other provisions of SFAS No. 145 are generally effective for transactions occurring after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between this pronouncement and Issue 94-3 is that the statement follows FASB Concepts Statement No. 6 in that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred, not at the entity's commitment to an exit plan. The Company does not anticipate a significant impact on its results of operations, financial condition or cash flows as a result of adopting this pronouncement. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

4. DEBT

                                                                              September 30, 2002    December 31, 2001
                                                                              ------------------    -----------------
Bank revolving credit agreements ...........................................      $        --         $    29,061
8.72% amortizing notes due 2002 ............................................               --               4,653
6.3% notes due 2003 ........................................................           91,601             251,284
7.375% notes due 2004 ......................................................          116,500             228,000
8.375% notes due 2004 ......................................................           51,840              51,840
6.0% notes due 2005 ........................................................          406,216             581,550
7.2% notes due 2006 ........................................................          150,000             150,000
6.875% notes due 2007 ......................................................          150,000             150,000
6.5% notes due 2008 ........................................................          200,000             200,000
6.75% convertible subordinated notes due 2008, conversion price of
   $6.92 per share .........................................................          330,763             345,000
7.7% notes due 2009 ........................................................          199,000             200,000
7.7% notes due 2009 ........................................................          172,183                  --
6.95% amortizing notes due 2010 ............................................           44,050              45,929
7.875% debentures due 2013 .................................................           55,627              55,627
7.0% notes due 2015 ........................................................               50              58,460
Convertible debentures, maturities through 2013, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $12.55 to $50.00 per share ...           43,031              46,031
Mortgage notes and other debt, maturities through 2050 .....................           55,947             181,520
Deferred loan costs and net hedging losses .................................          (64,155)            (44,342)
                                                                                  -----------         -----------
     Total debt ............................................................        2,002,653           2,534,613
     Less current maturities ...............................................         (103,143)           (220,640)
                                                                                  -----------         -----------
            Total long-term debt ...........................................      $ 1,899,510         $ 2,313,973
                                                                                  ===========         ===========

     The Company's consolidated debt had a weighted average interest rate of 6.86% at September 30, 2002, compared to 6.72% at December 31, 2001.

     In July 2002, the Company entered into a new bank credit agreement that will mature in July 2005. The new credit facility provides a total commitment of $185,000, including a sublimit of $125,000 to support letters of credit, and is secured by the stock, inventory and receivables of certain of the Company's domestic subsidiaries. These domestic subsidiaries have guaranteed the Company's debt associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and limits on capital expenditures. Additionally, the Company is restricted from paying dividends and making other distributions.

     At September 30, 2002, the Company had no borrowings and $85,845 in letters of credit outstanding under the bank credit agreement. Interest rates for outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, ranging from 0.50% to 0.75%, based on the percentage of the facility used, and was 0.625% at September 30, 2002.

     At December 31, 2001, the Company had two primary bank credit agreements, which were used for general corporate purposes: a 5-year multi-currency revolver and a 2-year term loan. At December 31, 2001, the 5-year multi-currency revolver allowed for borrowings up to $400,000 of which $285,714 could be denominated in foreign currencies. No borrowings were outstanding under the 5-year revolver at December 31, 2001, or at its maturity in June 2002. The 2-year term loan had an outstanding balance of $29,061 at December 31, 2001, which was repaid in February 2002.

     Interest rates for the multi-currency revolver and the term loan were based on various indices as determined by the Company. The weighted average rate of these borrowings at December 31, 2001, was 4.75%. A quarterly fee was paid on the total commitment amount, ranging from 0.25% and 0.50%, which was based on the Company's senior unsecured credit rating and was 0.50% at December 31, 2001.

     At December 31, 2001, total debt included approximately $110,000 of debt that matured in the second quarter of 2002 associated with the financial restructuring of the Company's French subsidiary. In May 2002, the Company's French subsidiary satisfied this debt with non-cash French financial assets.

     On June 1, 2002, substantially all of the holders of the 7.00% senior notes due 2015 (putable 2002) presented the notes for payment pursuant to the terms of the embedded put option. The Company paid the holders in compliance with the terms of the agreement.

     In September 2002, the Company completed an exchange of $172,183 of its existing 6.00% senior notes due 2005 for an equivalent principal amount of 7.70% senior notes due 2009. The new notes issued in the exchange have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company anticipates filing the necessary registration statement with the Securities and Exchange Commission within ninety days of the exchange date. Upon settlement of the exchange offer, the Company paid approximately $11,480 in closing fees, incentive payments and accrued interest. Also during the nine months ended September 30, 2002, the Company purchased the following notes in the open market: $2,825 of the 7.00% senior notes due 2015 (putable 2002); $159,683 of the 6.30% senior notes due 2020 (putable 2003); $111,500 of the 7.375% senior notes due 2004; $3,151 of the
6.00% senior notes due 2005; $14,237 of the 6.75% convertible subordinated notes due 2008; and $1,000 of the 7.70% senior notes due 2009. As a result of these transactions, the Company recognized extraordinary gains on early extinguishments of debt totaling $2,731 (net of a $1,570 tax benefit).

     In connection with the purchase of the 6.30% senior notes due 2020 (putable
2003), the Company terminated the options embedded in the extinguished securities by exchanging them for new options with economically equivalent terms. These new options represented an original liability of $15,306, recorded with the early extinguishment of debt in Accounts payable and accrued liabilities in the consolidated balance sheet. Through the nine months ending September 30, 2002, the Company has recognized a charge of $19,627 to adjust the liability to fair market value in Impairment losses and other operating expenses in the consolidated statement of operations. At September 30, 2002, the options represented a liability of $34,933, recorded in Accounts payable and accrued liabilities in the consolidated balance sheet. Subsequent to September 30, 2002, the Company paid $57,000 in full settlement of the options associated with the 6.30% senior notes due 2020 (putable 2003). This settlement resulted in a charge of $21,160, which will be recognized in Impairment losses and other operating expenses in the consolidated statement of operations during the fourth quarter of 2002. The remaining $35,840 represents the satisfaction of the previously recognized liability. As the Company has settled all options associated with the 6.30% senior notes due 2020 (putable 2003), these bonds will be presented hereafter as the 6.30% senior notes due 2003.

     The Company had deposited $79,062 and $81,627 in restricted interest-bearing accounts that were held as security for various credit instruments included in Deferred charges and other assets in the consolidated balance sheet at September 30, 2002 and December 31, 2001, respectively. Subsequent to September 30, 2002, the Company settled the options, as noted above, and as a result surrendered $57,000 previously deposited as collateral in restricted interest-bearing accounts. The Company had $27,724 remaining in restricted interest-bearing accounts at November 1, 2002, held as security for various other credit instruments.

     Also subsequent to September 30, 2002, the Company purchased in the open market $6,800 of the 6.30% senior notes due 2003; $5,310 of the 7.375% senior notes due 2004; $1,043 of the 8.375% senior notes due 2004; $2,975 of the 6.0% senior notes due 2005; and $758 of the 6.75% convertible subordinated notes due 2008.

5.   SEGMENT REPORTING

The Company's operations are both product and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. As of September 30, 2002, the Company conducts funeral and cemetery operations in its North America and Other Foreign segments and conducts funeral operations in its European segment. In the first quarter of 2002, the Company completed a joint venture with its

United Kingdom operations (see note eight to the consolidated financial statements), which conducted both funeral and cemetery operations in its European segment.

     In 2002, the Company began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations. Previously, such casket revenue was recognized in cemetery operations. The Company has reclassified the prior year operating results to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

     In addition, during the first quarter of 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's consolidated results of operations, financial condition or cash flows.

The Company's reportable segment information is as follows:

                                                                            Reportable
                                               Funeral        Cemetery       Segments
                                              ----------     ----------     ----------
Revenues from external customers:
     Three months ended September 30,
          2002 ..........................     $  382,670     $  161,138     $  543,808
          2001 ..........................     $  414,183     $  168,796     $  582,979
     Nine months ended September 30,
          2002 ..........................     $1,212,700     $  483,194     $1,695,894
          2001 ..........................     $1,369,253     $  510,213     $1,879,466

Gross profit:
     Three months ended September 30,
          2002 ..........................     $   55,406     $   20,003     $   75,409
          2001 ..........................     $   43,265     $   23,754     $   67,019
     Nine months ended September 30,
          2002 ..........................     $  221,953     $   63,893     $  285,846
          2001 ..........................     $  194,290     $   70,187     $  264,477


The following table reconciles gross profit from reportable segments to the Company's consolidated income before income taxes, extraordinary items and cumulative effects of accounting changes:

                                                                             Three months ended            Nine months ended
                                                                                September 30,                September 30,
                                                                          ------------------------      ------------------------
                                                                            2002           2001           2002           2001
                                                                          ---------      ---------      ---------      ---------
Gross profit from reportable segments ...............................     $  75,409      $  67,019      $ 285,846      $ 264,477
      General and administrative expenses ...........................       (22,492)       (17,049)       (57,815)       (53,451)
      Impairment losses and other operating expenses (see note 8) ...       (27,942)        (6,185)      (264,510)       (57,431)
                                                                          ---------      ---------      ---------      ---------
Operating income (loss) .............................................        24,975         43,785        (36,479)       153,595
      Interest expense ..............................................       (38,221)       (49,432)      (123,013)      (164,390)
      Other income ..................................................         9,548          4,967         19,171         12,648
      Gains from dispositions .......................................         2,729          5,543          7,869         11,543
                                                                          ---------      ---------      ---------      ---------
Income (loss) before income taxes, extraordinary items and
     cumulative effects of accounting changes .......................     $    (969)     $   4,863      $(132,452)     $  13,396
                                                                          =========      =========      =========      =========

 The Company's geographic segment information is as follows:

                                                           North                             Other
                                                          America          Europe           Foreign           Total
                                                        -----------      -----------      -----------      -----------
Revenues from external customers:
     Three months ended September 30,
        2002 ......................................     $   420,673      $   116,161      $     6,974      $   543,808
        2001 ......................................     $   419,905      $   145,680      $    17,394      $   582,979
     Nine months ended September 30,
        2002 ......................................     $ 1,310,658      $   359,336      $    25,900      $ 1,695,894
        2001 ......................................     $ 1,329,282      $   482,223      $    67,961      $ 1,879,466

Operating income (loss):
     Three months ended September 30,
        2002 ......................................     $    13,016      $    11,585      $       374      $    24,975
        2001 ......................................     $    30,700      $    10,314      $     2,771      $    43,785
     Nine months ended September 30,
        2002 ......................................     $   (67,025)     $    41,656      $   (11,110)     $   (36,479)
        2001 ......................................     $   157,392      $    39,143      $   (42,940)     $   153,595

Impairment losses and other operating expenses:
     Three months ended September 30,
        2002 ......................................     $   (27,942)     $        --      $        --      $   (27,942)
        2001 ......................................     $    (5,572)     $        --      $      (613)     $    (6,185)
     Nine months ended September 30,
        2002 ......................................     $  (246,851)     $    (1,422)     $   (16,237)     $  (264,510)
        2001 ......................................     $    (5,650)     $        --      $   (51,781)     $   (57,431)

Depreciation and amortization:
     Three months ended September 30,
        2002 ......................................     $    29,940      $     4,630      $       248      $    34,818
        2001 ......................................     $    35,749      $    10,386      $     1,818      $    47,953
     Nine months ended September 30,
        2002 ......................................     $    88,164      $     4,630      $       248      $    93,042
        2001 ......................................     $   108,877      $    32,310      $     6,968      $   148,155

Operating locations at September 30:
        2002 ......................................           1,882            1,149               24            3,055
        2001 ......................................           2,080            1,745               26            3,851


Included in the North America figures above are the following United States amounts:

                                                 Three months ended                Nine months ended
                                                    September 30,                    September 30,
                                             ---------------------------    --------------------------------
                                                2002             2001            2002             2001
                                             -----------     -----------     -----------      -----------
Revenues from external customers .......     $   401,943     $   401,429     $ 1,254,418      $ 1,271,687
Operating income (loss) ................     $     9,395     $    19,163     $   (78,018)     $   140,363
Depreciation and amortization ..........     $    28,849     $    34,152     $    84,625      $   103,670
Operating locations at September 30, ...                                           1,734           1,922

Included in the European figures above are the following French amounts:

                                               Three months ended        Nine months ended
                                                 September 30,             September 30,
                                             ---------------------     ---------------------
                                               2002         2001         2002         2001
                                             --------     --------     --------     --------
Revenues from external customers .......     $114,398     $100,213     $338,050     $308,841
Operating income .......................     $ 11,081     $  8,439     $ 38,728     $ 17,685
Depreciation and amortization ..........     $  4,623     $  5,428     $  4,623     $ 15,036
Operating locations at September 30, ...                                  1,131        1,143

During the nine months ended September 30, 2002 and throughout 2001, the Company has divested certain North America and international funeral service locations and cemeteries not considered part of its core operations. These divested operations were held for sale prior to 2002 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and therefore have not been classified as discontinued operations under more recent accounting pronouncements. Summary operating results of the Company's divested operations for the three and nine months ended September 30, 2002 and 2001 have been included below:

                                       North America                                             Europe
                     --------------------------------------------------      -----------------------------------------------
                       Three months ended          Nine months ended          Three months ended         Nine months ended
                          September 30,              September 30,               September 30,             September 30,
                     ----------------------      ----------------------      ---------------------     ---------------------
                       2002          2001          2002          2001          2002         2001         2002         2001
                     --------      --------      --------      --------      --------     --------     --------     --------
Revenue
   Funeral .....     $  1,923      $ 13,585      $ 15,120      $ 52,800      $     --     $ 38,163     $ 14,284     $151,666
   Cemetery ....          539         3,510         4,033        13,099            --        5,808        2,190       17,092
                     --------      --------      --------      --------      --------     --------     --------     --------
                     $  2,462      $ 17,095      $ 19,153      $ 65,899      $     --     $ 43,971     $ 16,474     $168,758
                     ========      ========      ========      ========      ========     ========     ========     ========

Gross profit
   Funeral .....     $   (870)     $ (1,723)     $ (1,299)     $ (3,206)     $     --     $    705     $  3,359     $ 18,017
   Cemetery ....          392           392         1,107         2,633            --        1,685          740        4,794
                     --------      --------      --------      --------      --------     --------     --------     --------
                     $   (478)     $ (1,331)     $   (192)     $   (573)     $     --     $  2,390     $  4,099     $ 22,811
                     ========      ========      ========      ========      ========     ========     ========     ========

                                       Other Foreign                                              Total
                     --------------------------------------------------      -----------------------------------------------
                       Three months ended          Nine months ended          Three months ended         Nine months ended
                          September 30,              September 30,               September 30,             September 30,
                     ----------------------      ----------------------      ---------------------     ---------------------
                       2002          2001          2002         2001          2002          2001          2002         2001
                     --------      --------      --------     --------      --------      --------      --------     --------
Revenue
   Funeral .....     $     --      $     --      $     --     $ 14,718      $  1,923      $ 51,748      $ 29,404     $219,184
   Cemetery ....           --            --            --        6,611           539         9,318         6,223       36,802
                     --------      --------      --------     --------      --------      --------      --------     --------
                     $     --      $     --      $     --     $ 21,329      $  2,462      $ 61,066      $ 35,627     $255,986
                     ========      ========      ========     ========      ========      ========      ========     ========

Gross profit
   Funeral .....     $     --      $     --      $     --     $   (320)     $   (870)     $ (1,018)     $  2,060     $ 14,491
   Cemetery ....           --            --            --        2,037           392         2,077         1,847        9,464
                     --------      --------      --------     --------      --------      --------      --------     --------
                     $     --      $     --      $     --     $  1,717      $   (478)     $  1,059      $  3,907     $ 23,955
                     ========      ========      ========     ========      ========      ========      ========     ========

The net assets of the Company's United Kingdom subsidiary (divested in the first quarter of 2002) at December 31, 2001, were as follows:

                                                                   December 31,
                                                                       2001
                                                                   ------------
Assets:
   Cash and cash equivalents ..................................      $  1,673
   Receivables, net of allowances .............................        24,113
   Inventories ................................................         7,845
   Other ......................................................        14,124
   Prearranged funeral contracts ..............................       229,859
   Cemetery property, at cost .................................       245,018
   Property, plant and equipment, net .........................       117,658
   Deferred charges and other assets ..........................         3,956
   Goodwill, net ..............................................        35,276
                                                                     --------
        Total assets ..........................................      $679,522
                                                                     ========
Liabilities:
   Accounts payable and accrued liabilities ...................      $ 41,863
   Income taxes ...............................................           672
   Deferred prearranged funeral contract revenues .............       304,437
   Deferred cemetery contract revenues ........................        32,358
   Deferred income taxes ......................................        22,437
   Other liabilities ..........................................        40,915
                                                                     --------
        Total liabilities .....................................      $442,682
                                                                     --------
Net assets ....................................................      $236,840
                                                                     ========

6. CONTINGENCIES

The Company is a party to various litigation matters, investigations and proceedings. The Company reserves for estimated losses relating to the contingencies if amounts can be reasonably estimated and are probable to occur.

    The following discussion describes certain litigation and proceedings as of November 11, 2002.

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

    In the Hunter matter, the Texas state district court denied the motion to compel arbitration filed by the Company and the Individual Defendants. On review by appeal, the Texas Supreme Court reversed the finding of the Texas state district court and granted the motion to compel arbitration against Hunter and remanded the issue of whether the Hunter Family Trust must also arbitrate. Cause No. 01-0650, In Re Service Corporation International, et al, 85 S.W. 3d 171 (Tex. 2002). The Texas state trial court in Hunter has not issued a further order on this matter. In the Hammer matter, the Texas state district court ordered the case to arbitration.

    On November 5, 2002, Hunter and the Hunter Family Trust filed a demand for arbitration styled Case No. ____; James P. Hunter, III and the James P. Hunter, III Family Trust v. Service Corporation International, Robert l. Waltrip, L. William Heiligbrodt, and George R. Champagne; before the American Arbitration Association in Houston, Texas. The Hunter plaintiffs' arbitration demand also asserts claims against the Company and the Individual Defendants with respect to the Company's acquisition of ECI. Hunter also individually asserts claims that he was instructed to resign as an officer of the Company several months after the merger and suffered lost income as a result.

    Since the arbitration is in its preliminary stages and no discovery has occurred, the Company and the Individual Defendants cannot quantify their ultimate liability, if any, for the payment of damages or predict the outcome of the arbitration. However, the Company and the Individual Defendants believe that the allegations in the Hunter arbitration do not provide a basis for recovery of damages on several legal grounds. The Company and the Individual Defendants intend to aggressively defend this arbitration action.

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

    Thomas G. Conway et al v. Service Corporation International, et al; Cause No. CV-02-2818; In the United States District Court for the Eastern District of New York, filed May 10, 2002 and Demand for Arbitration, No. 13 168 02061 02, before the American Arbitration Association ("AAA")("Conway" action). The Conway action was filed against the Company and two former officers of the Company who were also former officers of ECI, James P. Hunter III ("Hunter") and Jack D. Rottman ("Rottman"). On August 28, 2002, the Conway plaintiffs filed a Demand for Arbitration and Statement of Claim against the Company, ECI and SCI Delaware Funeral Services, Inc., a subsidiary of the Company ("SCI Delaware"), in New York City. The Company, SCI Delaware and ECI have objected to venue for the arbitration in New York City and requested that the AAA transfer it to Houston, Texas. This request for a transfer of the arbitration is pending before the AAA.

    The plaintiffs in the Conway action owned funeral homes in Queens County and Suffolk County, New York, which were sold and merged into a subsidiary of ECI in January, 1998. The plaintiffs are also included in the definition of class members in the Consolidated Lawsuit described above. In the Conway action, plaintiffs assert that ECI failed to disclose that ECI was negotiating the merger with the Company in breach of covenants in the agreements between ECI and the plaintiffs. ECI purchased the plaintiffs' funeral homes with ECI stock and cash, and the Plaintiffs' ECI stock was exchanged for stock in the Company in the merger of January 1999. Plaintiffs allege damages from the loss in value of the Company's stock from 1999 to the present. The plaintiffs seek to recover compensatory damages alleged at a minimum of $8 million and punitive damages alleged at a minimum of $14 million. The plaintiffs allege that SCI and SCI Delaware are liable as the alleged "successor" entities to ECI.

    Since the arbitration is in its preliminary stages and no discovery has occurred, the Company cannot quantify the ultimate liability of the Company or its subsidiaries, if any, for the payment of damages or predict the outcome of the litigation. However, the Company and its subsidiaries believe that the allegations in the Conway action do not provide a basis for recovery of damages on several legal grounds. The Company and its subsidiaries intend to aggressively defend this lawsuit.

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

    The Board of Directors responded to the letter by forming a committee of certain independent directors to conduct an inquiry into the allegations in the letter. The committee retained independent counsel to assist it in its inquiry. The letter does not seek a specified amount of legal damages. Based on its investigation, the Committee determined that a lawsuit or derivative proceeding against the directors or officers of SCI is not in the best interest of SCI. The Committee reported its decision to the Executive Committee of the Board of Directors on September 11, 2002.

    Maurice Levie, Derivatively on behalf of Nominal Defendant, Service Corporation International v. R. L. Waltrip, et al and Service Corporation International; No. 2002-42417; In the 164th Judicial District Court of Harris County, Texas, Filed August 20, 2002 ("Levie" action). The Levie action was filed against the Company and the members of its Board of Directors individually as a result of the Shareholder Derivative Demand of January 14, 2002, described above. In response to the filing of the lawsuit before the conclusion of the Committee's investigation, the Company and the individual directors filed an answer denying the allegations in the lawsuit and a motion to dismiss.

    Since the litigation is in its preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability or that of its individual directors, if any, for the payment of damages or predict the outcome of the litigation. However, the Company and the individual directors believe that the allegations in the Levie action do not provide a basis for recovery of damages on several legal grounds. The Company and the individual directors intend to aggressively defend this lawsuit. The Company filed the motion to dismiss the entire lawsuit against it and individual directors based on the results of the investigation and determination of the Committee in response to the shareholder demand letter. This motion is currently pending before the trial court.

    Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (the Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and names the Company and a subsidiary as defendants. It is a putative class action which has not been certified. A hearing on the Motion for Class Certification began on August 28, 2002 but did not conclude and was recessed. The hearing is currently scheduled to be resumed on November 13, 2002.

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

    Since the Consumer and Guralnick Lawsuits, and related discovery, are in preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company intends to continue its investigation and to aggressively defend itself in the litigation as well as continue to cooperate with state officials in resolving the issues presented.

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

7. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                            Three months ended             Nine months ended
                                                                               September 30,                 September 30,
                                                                         ------------------------      ------------------------
                                                                            2002           2001           2002           2001
                                                                         ---------      ---------      ---------      ---------
(Loss) income (numerator):
     (Loss) income before extraordinary items and cumulative
         effects of accounting changes - basic .....................     $    (844)     $   4,182      $ (94,836)     $  (3,155)
         After tax interest on convertible debentures ..............            --             --             --             --
                                                                         ---------      ---------      ---------      ---------
     (Loss) income before extraordinary items and cumulative
         effects of accounting changes - diluted ...................     $    (844)     $   4,182      $ (94,836)     $  (3,155)

Shares (denominator):
     Shares - basic ................................................       295,151        290,258        293,892        282,916
         Stock options .............................................            --          3,505             --             --
         Convertible debentures ....................................            --             --             --             --
                                                                         ---------      ---------      ---------      ---------
     Shares - diluted ..............................................       295,151        293,763        293,892        282,916

(Loss) income per share before extraordinary items and
     cumulative effects of accounting changes:
     Basic .........................................................     $    (.00)     $     .02      $    (.32)     $    (.01)
     Diluted .......................................................     $    (.00)     $     .02      $    (.32)     $    (.01)

Net income (loss) per share:
     Basic .........................................................     $     .01      $     .02      $    (.77)     $    (.02)
     Diluted .......................................................     $     .01      $     .02      $    (.77)     $    (.02)

    The computation of diluted earnings per share excludes outstanding stock options and convertible debentures in certain periods because the inclusion of such options and debentures would be antidilutive in the periods presented. Total options and convertible debentures, along with their conversion prices, that could impact dilutive earnings per share are as follows:

                                                                      Three months ended     Nine months ended
                                                                        September 30,          September 30,
                                                                      ------------------     -----------------
                                                                       2002        2001       2002       2001
                                                                      ------      ------     ------     ------
Antidilutive options ($2.26 to $42.53) ..........................     31,701      26,677     31,701     30,182
Antidilutive convertible debentures ($6.92 to $50.00) ...........     51,485      51,763     51,485     51,763
                                                                      ------      ------     ------     ------
     Total common stock equivalents excluded from computation ...     83,186      78,440     83,186     81,945
                                                                      ======      ======     ======     ======

8. IMPAIRMENT LOSSES AND OTHER OPERATING EXPENSES

The Company has recorded impairment losses and other operating expenses in 2002, 2001, 2000 and 1999. As actual dispositions occur or better estimates become available, the Company adjusts existing charges.

    The activity related to impairment losses and other operating expenses during the nine months ended September 30, 2002 was as follows:

                                                                         Utilization for nine months
                                                                          ended September 30, 2002
                                                   -------------------------------------------------------------------------
                                      Original      Balance at     Additions or                                  Balance at
                                       charge      December 31,    adjustments                                 September 30,
                                       amount          2001        during 2002       Cash          Non-cash        2002
                                     ----------    ------------    ------------    ----------     ----------   -------------
First Quarter 1999 Charge ......     $   89,884     $    2,743     $       --      $    1,043     $      853     $      847
Fourth Quarter 1999 Charge .....        272,544         67,517           (186)          4,326          7,712         55,293
Fourth Quarter 2000 Charge .....        434,415         19,011         (1,041)            140         17,830             --
2001 Charges ...................        663,548         15,959         19,293           1,519         29,782          3,951
2002 Charges ...................        246,444             --        246,444           1,004        203,184         42,256
                                     ----------     ----------     ----------      ----------     ----------     ----------
     Total .....................     $1,706,835     $  105,230     $  264,510      $    8,032     $  259,361     $  102,347
                                     ==========     ==========     ==========      ==========     ==========     ==========

    The Company's 2002 Charges total $246,444 and relate primarily to $158,481 for certain funeral and cemetery operations being held for sale, $39,327 from relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations, $16,873 as a reduction in the value of certain equity investments, $19,627 to adjust to market value certain options associated with the Company's senior notes due 2003, $5,211 of severance costs for former employees and $6,925 as realized disposal losses for long-lived assets. The Company also recorded $18,066 as changes in estimates of charges previously recorded in 1999, 2000 and 2001, of which $16,237 was related to additional estimated reductions in the value of the Company's Argentina business due to continued economic decline. The remaining 2002 reserve is primarily related to the terminated consulting and/or covenant-not-to-compete contractual obligations which will be paid out according to the terms of the agreements, the majority of which will be paid by 2012.

    The $158,481 for certain funeral and cemetery operations being held for sale in North America represent 80 funeral service locations, 38 cemeteries and 22 businesses being sold for their real estate values.

    The Company's 2001 Charges primarily relate to impairment charges associated with international businesses sold or held for sale. In the first quarter of 2002, the Company joint ventured its United Kingdom operations, receiving pretax proceeds of approximately $273,000 (which included approximately $9,000 in retained cash) and securities with a face value of $21,600, which includes a 20% equity interest in the United Kingdom operations and a 12% subordinated note.

    The Fourth Quarter 2000 Charge primarily relates to planned divestitures of certain North America funeral service and cemetery locations, the reduction of the carrying value of an equity investment in North America and certain additional changes to estimates in the Company's restructuring and non-recurring charges recorded in 1999.

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

    Of the $102,347 remaining liability at September 30, 2002, $45,974 is included in Accounts payable and accrued liabilities and $56,374 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is the largest provider of funeral and cemetery services in the world. As of September 30, 2002, the Company operated 2,444 funeral service locations, 456 cemeteries and 155 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in four countries outside of North America. For the nine months ended September 30, 2002, the Company's largest markets were North America and France, which, when combined, represent approximately 97% of the Company's consolidated revenues, 96% of consolidated operating income before non-recurring items and 99% of the Company's total operating locations. The funeral and cemetery operations are organized into two North American divisions (Eastern and Western) covering the United States and Canada, a European division primarily responsible for operations in France and an Other Foreign division primarily relating to operations in South America.

    The Company's operations are subject to regulations, supervision and licensing under various U.S. federal, state, local and foreign statutes, ordinances and regulations. The Company believes it is in compliance in all material respects with the significant provisions of such statutes, ordinances and regulations.

OVERVIEW OF BUSINESS STRATEGY

The Company's objectives focus on continued stabilization of the Company's capital structure through cost reductions, cash flow improvement, asset divestitures and debt reduction. The Company believes its goal of stabilizing its capital structure will be achieved by having a debt to recurring operating free cash flow ratio of 10:1 or less. Management believes this ratio is consistent with a stable "BB" credit rating from Standard & Poor's and "Ba2" from Moody's, with general access to the capital markets. To achieve these goals, the Company will continue to concentrate on cost reduction initiatives and will use the majority of its operating free cash flow and proceeds from asset sales and joint ventures to reduce debt. Management's incentive compensation plan is aligned with the execution of these elements of its strategic plan.

     The Company intends to operate a core business of high quality funeral service locations and cemeteries in North America. In the second quarter of 2002, the Company announced a plan to sell an additional 140 funeral service locations and cemeteries in North America. The Company expects to receive net pretax cash proceeds of approximately $50 to $60 million from the sale of these funeral and cemetery operations through July 2003. These North America operations being held for sale represent 80 funeral service locations, 38 cemeteries and 22 businesses being sold for their real estate values which collectively represent aggregate annual EBITDA before non-recurring items of approximately $8 million.

     The timing of the completion of international and certain North America asset sales and joint ventures to achieve the Company's core North America business strategy is not easily predictable. The Company does not expect the completion of the marketing program for the disposition of its South America operations to be completed in 2002. In July 2002, the Company announced its decision to defer the joint venture transaction of its funeral operations in France until after 2002. While the Company believes it could have completed this joint venture transaction in 2002, the Company also believes it is more valuable to its shareholders to benefit from the strong improvements in cash flows and EBITDA from its French operations in 2002. The Company believes the continued improvement of these operations will result in the execution of a joint venture transaction at a future date on more favorable terms than are currently available, ultimately delivering more value to its shareholders.

Revenue Growth Initiatives

The Company's business objectives in 2002 are to grow revenues, gross profits and cash flows and to further stabilize its capital structures. This growth will be accomplished through a series of revenue and cost reduction initiatives.

     The Company's revenue growth initiatives are discussed in detail in the Company's Form 10-K for the year ended December 31, 2001. Some of the most important revenue initiatives that the Company believes could positively affect revenues in the near term are listed below.

     o Implementation and penetration of Dignity Memorial(R) funeral and cremation packages.

     o    Improvement of standards in customer service.

     o    Continued commitment to funeral and cemetery prearrangement.

     o    Focus on sales and delivery of cemetery property and merchandise.

Some of the revenue initiatives that the Company believes could positively affect revenues over the longer term are listed below.

     o Creation of a seamless, national brand of funeral service locations under the Dignity Memorial(R) brand name.

     o Increase in the population coverage of the Dignity Memorial(R) branded network through third party franchise relationships.

     o Establishment of exclusive, national, branded affinity relationships with employers, social, fraternal, and charitable groups or institutions.

     o    Expansion of cremation marketing, merchandising and services.

     o    Growth capital expenditures.

     The Company's annual 2002 guidance expects comparable North America funeral revenues to grow in the low single-digit percentage range in 2002 based on an equivalent number of funeral services performed and low single-digit percentage growth in the average revenue per funeral service (the term comparable is defined as locations excluding operations that were acquired or constructed after January 1, 2001 and divested by the Company prior to September 30, 2002). Through the nine months ended September 30, 2002, the Company has experienced a decrease of 0.75% in funeral services performed, offset by an increase of 1.6% in the average revenue per funeral service in comparable North America funeral service locations compared to the same period in 2001. Although the number of funeral services performed has declined in the nine months ended 2002, the Company has experienced higher than anticipated increases in the average revenue per funeral service. Based on mortality information accumulated by the Company, the decline in the number of funeral services performed is consistent with trends experienced throughout the United States.

     The Company's annual 2002 guidance expects comparable North America cemetery revenues to be similar to 2001. Through the nine months ended September 30, 2002, the Company has experienced an increase of 4.8% in comparable North America cemetery revenues. In 2002, increases in the sales of deliverable cemetery property and merchandise and the development of cemetery property inventory have been offset by lower revenues compared to 2001 levels due to changes in estimates of the Company's Deferred preneed cemetery contract revenues. The Company has an ongoing review program of its obligations for delivery of cemetery merchandise and services to customers in order to collect funds from applicable cemetery trust funds. Revenue is recognized upon evidence of delivery of such merchandise and services.

     Comparable North America gross margin percentages are expected to improve for funeral and cemetery operations in 2002 as a result of the execution of the Company's business strategy and the elimination of approximately $41.8 million of amortization of North America goodwill under new accounting standards. Comparable North America funeral gross margin percentages are expected to be in the 18%-23% range for the full year of 2002 and comparable North America cemetery gross margin percentages are expected to be in the 11%-16% range for the full year of 2002. Through September 30, 2002, the Company has experienced a comparable North America funeral gross margin percentage of 21.4% and a comparable North America cemetery gross margin percentage of 12.9%. While the comparable North America cemetery gross margin percentage of 12.9% is within the Company's full year targeted range, the Company's comparable North America cemetery results in the first three quarters of 2002 contain a higher than normal amount of revenue from completion of cemetery property development projects. Preneed cemetery property revenues are recognized upon completion of the development of the property coupled with customer payment of at least ten percent of the total contract amount. The Company anticipates that its cemetery segment revenue will contain more normalized levels of completed cemetery property development projects beginning in the fourth quarter of 2002, which could lead to cemetery gross margin percentages below the fourth quarter of 2001. See Results of Operations included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Company's operating results for the three and nine months ended September 30, 2002.

Cost Structure

The majority of the Company's operations are managed in groups called clusters. Clusters are geographical groups of funeral service locations and cemeteries that may lower their individual overhead costs by sharing common resources such as operating personnel, preparation services, clerical staff, limousines, hearses and prearranged sales personnel. Personnel costs, the largest operating expense of the Company, are the cost components most beneficially affected by clustering. The sharing of employees, as well as the other costs mentioned, allow the Company to more efficiently utilize its operating facilities. Additionally, the Company has implemented 25 Central Processing Centers and 20 Accounting Centers throughout North America to further gain accounting and back-office efficiencies.

     The Company has three components of overhead costs in North America: general and administrative expenses, home office overhead and field overhead. Home office and field overhead costs are allocated to funeral and cemetery operations in North America while general and administrative expenses are disclosed as a separate line item of the consolidated statement of operations.

     In 2002, the Company decided to implement new information technology systems in North America. As a result of this decision, the Company will accelerate amortization of existing capitalized systems costs to reflect the estimated useful lives of these systems. Excluding this accelerated amortization, the sum of all three overhead components decreased $8.1 million or 5.8% in the first nine months of 2002 compared to the same period of 2001. The Company has plans to continue to reduce its overhead cost structure resulting in future cash savings to the Company.

     Another focus of cost reductions is centered upon the Company's preneed sales and delivery cost structure. The Company is currently eliminating or reducing certain forms of lead procurement and incentive travel, and changing the compensation structure of the Company's sales functions. While this cost containment process could have a potential negative impact on the Company's revenues in the near term, the Company believes these actions will ultimately enhance the Company's gross profits and cash flows.

Cremations

There has been a growing trend over the last several years in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Outside of North America, the cremation rate is more stable. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenues and gross profits to the Company. In North America, for the three and nine months ended September 30, 2002, 38.5% and 38.1%, respectively, of comparable funeral services performed by the Company were cremation cases, compared to 37.2% in both the three and nine months ended September 30, 2001. The Company's strategy for cremation trends in North America is to continue the movement toward performing cremations with memorialization services as well as to offer enhanced and additional cremation products and services to North American cremation consumers. This is being accomplished through programs such as the Company's Dignity Memorial(R) cremation memorialization packaged funeral plans, which offer the consumer a broad array of choices of products and services for memorialization. The Company is also considering expanding National Cremation(TM) Service, the Company-owned largest single provider of cremation services in North America, to nineteen states by the end of 2003.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING CHANGES AND NEW ACCOUNTING
PRONOUNCEMENTS

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These critical accounting policies should be read in conjunction with the annual report filed on Form 10-K for the year ended December 31, 2001. In 2002, the Company changed certain of its critical accounting policies as follows:

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company reviews long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be held and used be written down to fair value when it is concluded that the carrying value of such assets are not recoverable on an undiscounted cash flow basis. Assets to be disposed of by sale are required to be recorded at the lower of their carrying amount or fair value less estimated cost to sell.

USE OF ESTIMATES

Amortization of Deferred Obtaining Costs

In the first quarter of 2002, the Company changed its amortization period for prearranged funeral obtaining costs from 20 years to 12 years, a period that the Company believes more accurately reflects current trends regarding the timeframe from selling a prearranged funeral contract to when it is serviced atneed. This change in estimate reduced funeral gross profit by approximately $1.8 million and $5.1 million and net income by approximately $1.2 million and $3.3 million in the three and nine months ended September 30, 2002, respectively. The Company expects amortization expense to increase by approximately $6.8 million in 2002 as a result of changing the amortization period. This estimate could be impacted by changes in mortality rates and changes in the demographics of the Company's customers. Preneed cemetery obtaining costs are not amortized but are expensed at the time the specific contract revenues are recognized.

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

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Goodwill

In the first quarter of 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new standard, goodwill will no longer be amortized, but will be tested for impairment annually. SFAS No. 142 requires goodwill to be tested for impairment by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS No. 142 in the first quarter of 2002, the Company recognized a cumulative effect of accounting change of $135.6 million (net of a tax benefit of $11.2 million) related to the write-off of goodwill in its North America cemetery segment. Had goodwill not been amortized during 2001, income before extraordinary items and cumulative effects of accounting changes would have been $14.7 million and $30.4 million and diluted earnings per share before extraordinary items and cumulative effects of accounting changes would have been $.05 ($.05 basic) and $.11 ($.11 basic) in the three and nine months ended September 30, 2001, respectively.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Under the provisions of SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and are allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on the Company's results of operations, financial condition or cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 during the first quarter of 2002 with no impact on the current results of operations, financial condition or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. When the pronouncement is adopted, gains and losses from early extinguishments of debt will be included in Other income and expense in the consolidated statement of operations. The Company is required to adopt SFAS No. 145 during the first quarter of 2003 as it relates to the classification of extinguishments of debt. The other provisions of SFAS No. 145 are generally effective for transactions occurring after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between this pronouncement and EITF Issue 94-3 is that the statement follows FASB Concepts Statement No. 6 in that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred not at the entity's commitment to an exit plan. The Company does not anticipate a significant impact on its results of operations, financial condition or cash flows as a result of adopting this pronouncement. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2002, the Company reported revenues of $543.8 million compared to $583.0 million in the same quarter of 2001. The decrease in revenues was primarily the result of joint ventures and dispositions of operations during 2002 and 2001. Gross profit in the third quarter of 2002 was $75.4 million or 13.9% compared to $67.0 million or 11.5% in the third quarter of 2001. For the three months ended September 30, 2002, the Company reported a loss before extraordinary items and cumulative effects of accounting changes of $0.8 million, net income of $4.1 million, diluted loss per share before extraordinary items and cumulative effects of accounting changes of $.00 ($.00 basic) and diluted net income per share of $.01 ($.01 basic). The Company reported income before extraordinary items and cumulative effects of accounting changes of $4.2 million, net income of $4.3 million, diluted income per share before extraordinary items and cumulative effects of accounting changes of $.02 ($.02 basic) and diluted net income per share of $.02 ($.02 basic) for the third quarter of 2001.

     In the first quarter of 2002, the Company ceased amortization of goodwill as required by SFAS No. 142; changed the amortization period of deferred prearranged funeral obtaining costs from 20 to 12 years; changed the allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues; began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations instead of cemetery operations; and ceased depreciation of operating assets held for sale in 2002. In the third quarter of 2002, the Company determined transactions to sell or joint venture certain assets would be delayed until after 2002. As a result, the Company resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002. For purposes of the following discussion, the Company has presented the financial information for 2001 on a pro forma basis as if these changes had been implemented on January 1, 2001. Further, results in all periods presented are representative of the Company's comparable locations, which exclude operations that were acquired or constructed after January 1, 2001 and divested by the Company prior to September 30, 2002. For further information, refer to Non-Recurring Items and Pro Forma Financial Information in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The following is a discussion of the Company's results of comparable operations for the three and nine months ended September 30, 2002 compared to the comparable pro forma results for the three and nine months ended September 30, 2001.

                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001


(In millions)                                       THREE MONTHS ENDED SEPTEMBER 30, 2002
                           ---------------------------------------------------------------------------------------------
                                                                   COMPARABLE
                           ---------------------------------------------------------------------------------------------
                            NORTH       % OF                    % OF        OTHER        % OF                     % OF
                           AMERICA     REVENUE     EUROPE      REVENUE     FOREIGN      REVENUE      TOTAL       REVENUE
                           -------     -------     ------      -------     -------      -------      ------      -------
Revenues:
   Funeral ...........     $262.8        62.8%     $116.2       100.0%     $  1.7         24.8%      $380.7        70.3%
   Cemetery ..........      155.4        37.2%         --          --%        5.2         75.2%       160.6        29.7%
                           ------      ------      ------      ------      ------       ------       ------      ------
                           $418.2       100.0%     $116.2       100.0%     $  6.9        100.0%      $541.3       100.0%
                           ======      ======      ======      ======      ======       ======       ======      ======
Gross profit and
margin percentage:
   Funeral ...........     $ 44.0        16.7%     $ 11.6        10.0%     $  0.7         40.9%      $ 56.3        14.8%
   Cemetery ..........       19.9        12.8%         --          --%       (0.3)        (6.4%)       19.6        12.2%
                           ------      ------      ------      ------      ------       ------       ------      ------
                           $ 63.9        15.3%     $ 11.6        10.0%     $  0.4          5.3%      $ 75.9        14.0%
                           ======      ======      ======      ======      ======       ======       ======      ======

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                           ---------------------------------------------------------------------------------------------
                                                             COMPARABLE PRO FORMA
                           ---------------------------------------------------------------------------------------------
                            NORTH       % OF                    % OF        OTHER        % OF                     % OF
                           AMERICA     REVENUE     EUROPE      REVENUE     FOREIGN      REVENUE      TOTAL       REVENUE
                           -------     -------     ------      -------     -------      -------      ------      -------
Revenues:
   Funeral ...........     $257.7        64.0%     $101.7       100.0%     $  3.0         17.3%      $362.4        69.4%
   Cemetery ..........      145.1        36.0%         --          --%       14.4         82.7%       159.5        30.6%
                           ------      ------      ------      ------      ------       ------       ------      ------
                           $402.8       100.0%     $101.7       100.0%     $ 17.4        100.0%      $521.9       100.0%
                           ======      ======      ======      ======      ======       ======       ======      ======
Gross profit and
margin percentage:
   Funeral ...........     $ 39.3        15.3%     $  9.6         9.5%     $  0.7         22.7%      $ 49.6        13.7%
   Cemetery ..........       22.8        15.7%         --          --%        4.4         30.6%        27.2        17.1%
                           ------      ------      ------      ------      ------       ------       ------      ------
                           $ 62.1        15.4%     $  9.6         9.5%     $  5.1         29.2%      $ 76.8        14.7%
                           ======      ======      ======      ======      ======       ======       ======      ======

The following factors contributed to the results for the third quarter of 2002.

o Comparable worldwide funeral revenues increased 5.0% in 2002 compared to 2001 as a result of increases in the average revenue per funeral service in the United States and France and growth in monument sales in the Company's French operations. Total worldwide funeral revenues were below the same period in the prior year as a result of dispositions and joint ventures completed by the Company, both domestically and internationally.

o Comparable cemetery revenues remained stable in the third quarter of 2002 compared to the same period of 2001 as a result of completed cemetery development projects in the United States offset by declines in the Company's cemetery operations in South America. Revenue on cemetery development projects is deferred until the project is completed and a minimum of 10% of the contract price has been collected.

o The Company experienced a positive effect of foreign currency translation of approximately $3.5 million on comparable revenues and $0.5 million on gross profits for the three months ended September 30, 2002 compared to the same period in 2001 as a result of the strengthening of the euro offset by the decline in value of the Argentine peso.

Funeral

                                          COMPARABLE FUNERAL SERVICES PERFORMED
                                        ------------------------------------------
                                         North                    Other
                                        America      Europe      Foreign    Total
                                        -------      ------      -------    ------
Three months ended September 30,
     2002...........................     63,999      31,111       1,276     96,386
     2001...........................     64,478      33,090       1,055     98,623

     Comparable North America funeral revenues increased 2.0% in the third quarter of 2002 primarily as a result of an increase in the average revenue per funeral service. The comparable average revenue per funeral service increased 2.2% to $4,062 in the third quarter of 2002 compared to 2001 primarily as a result of selling Dignity Memorial(R) packaged funeral plans. This increase in the average revenue per funeral service was slightly offset by a decline of 0.7% in the number of funeral services performed. Based on mortality information accumulated by the Company, the decline in the number of funeral services performed is consistent with trends experienced throughout the United States.

     Comparable North America gross profits and margin percentage increased in the third quarter of 2002 compared to the third quarter of 2001 due to the Company's efforts to reduce costs despite the high fixed cost nature of the Company's funeral network. The gross margin percentage was below the Company's annual 2002 targeted range of 18% to 23% due to the traditionally lower number of deaths in the third quarter of each year.

     Comparable international revenues increased in the third quarter of 2002 compared to the third quarter of 2001 as a result of the favorable effect of foreign currency and increases in the average revenue per funeral service and burial monuments in France. Currency translation had a favorable effect of $9.4 million on international funeral revenue in the third quarter of 2002 as the euro continued to strengthen relative to the U.S. dollar, partially offset by the continued degradation of the Argentine peso.

     The gross profits and margin percentage in the Company's international operations increased in the third quarter of 2002 compared to 2001 as a result of the positive impact of the increases in the average revenue per funeral service and burial monuments in France.

Cemetery

Comparable North America cemetery revenues increased in the third quarter of 2002 compared to 2001 as a result of an increase in completed cemetery property development projects and an increase in the mix of developed versus undeveloped cemetery property sold on a preneed basis. Revenue on cemetery development projects is recognized when the development projects are completed and customer payments are at least 10% of the total contract amount. These increases were partially offset by a decrease in cemetery merchandise revenues as a result of changes in estimates of Deferred preneed cemetery contract revenues from obligations to deliver cemetery merchandise and services to customers.

     While the comparable North America gross profits increased in the third quarter of 2002 compared to 2001, the margin percentage declined to 12.8% from 15.7%. The third quarter 2002 margin percentage is within the Company's annual targeted range of 11% to 16%; however, it is below the same period in the prior year as a result of lower revenues recognized from changes in estimates of Deferred preneed cemetery contract revenues which carry a high gross margin percentage. As a result of the Company's ongoing reviews of Deferred preneed cemetery contract revenues, the Company recognized changes in estimates in revenues and gross profits in the third quarter of 2002 of $9.4 million and $8.8 million, respectively, compared to $27.6 million and $23.1 million, respectively, in the third quarter of 2001. The Company will continue to review these obligations to deliver cemetery merchandise and services to customers, however, the impact recognized in 2002 is expected to be below 2001 levels.

     Comparable international cemetery revenues declined in the third quarter of 2002 compared to 2001 as a result of the negative effect of foreign currency translation of $5.8 million. In January 2002, the Argentine peso, which was previously exchanged at a rate of one peso to one U.S. dollar, was converted to a free floating currency. As a result, the Company's South America operations have experienced significant negative adjustments in foreign currency translation. The remaining decline is a result of lower sales due to the weakened economy in South America. International cemetery gross profits were also negatively impacted by an increase of $1.5 million in the third quarter of 2002 in the allowance for doubtful accounts in the Company's South America cemetery operations.

Other Income and Expenses

     Corporate general and administrative expenses increased $5.4 million to $22.5 million in the third quarter of 2002 compared to the same period of 2001. The increase is primarily related to the Company's decision to implement new information systems, including a new North America point of sale system and an upgraded general ledger system. As a result, the Company accelerated the amortization of existing capitalized system costs and recorded $4.4 million of additional amortization in the third quarter of 2002. The remaining increase of $1.0 million is primarily attributable to costs associated with the Company's efforts to redevelop operating processes and implement new information systems.

     Impairment losses and other operating expenses, previously disclosed as Restructuring and non-recurring charges, was $27.9 million in the third quarter of 2002 compared to $6.2 million in the same period of 2001. The third quarter 2002 expenses primarily relate to a $19.6 million adjustment to the market value of certain options associated with the Company's 6.3% senior notes due 2003, $5.2 million of severance costs for former employees and $3.1 million in changes in estimates of previously impaired operations. The third quarter 2001 expenses relate to impairment losses from the disposition of operations in Netherlands, Norway and Belgium, partially offset by reductions related to changes in estimates of previously recorded charges and impaired operations. The changes in estimates of previously recorded charges are the result of better than anticipated market values when these previously impaired properties were sold. The Company will continue to make adjustments as actual divestitures are consummated or better estimates become available. (See note 8 to the consolidated financial statements in Item 1 of this Form 10-Q.)

     In October 2002, the Company fully settled all options associated with the Company's 6.3% senior notes due 2003. The Company expects to recognize an additional pretax charge of approximately $22 million in the fourth quarter of 2002 as a result of the final settlement of these derivative financial instruments.

     Interest expense decreased $11.2 million or 22.7% to $38.2 million in the third quarter of 2002 compared to the same period of 2001. The decrease in interest expense reflects the decline in the Company's long term debt balance. For the three months ended September 30, 2002, the average outstanding debt was $2.0 billion compared to $2.7 billion for the three months ended September 30, 2001.

     Other income was $9.5 million in the third quarter of 2002 compared to $5.0 million in the same period of 2001. Other income primarily consists of interest income from various investments, prearranged funeral sales overrides received from insurance companies and transactional foreign currency gains and losses.

     The provision for income taxes before non-recurring items (non-recurring items are defined as gains from dispositions, impairment losses and other operating expenses) reflects an effective tax rate of 32.2% for the three months ended September 30, 2002 compared to 35.2% in the same period of 2001. The lower tax rate in 2002 is the result of the elimination of non-deductible goodwill expense. Tax expense for non-recurring items is often specifically calculated based on the relative tax basis to sales price, therefore, rates will vary for each transaction. After considering these transactions, the effective benefit for the three months ended September 30, 2002 is 12.9% compared to an effective tax rate of 14.0% for the same period of 2001.

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

(In millions)                                                  NINE MONTHS ENDED SEPTEMBER 30, 2002
                                         -----------------------------------------------------------------------------------------
                                                                            COMPARABLE
                                         -----------------------------------------------------------------------------------------
                                          NORTH       % OF                   % OF        OTHER      % OF                   % OF
                                         AMERICA     REVENUE      EUROPE    REVENUE     FOREIGN    REVENUE      TOTAL     REVENUE
                                         --------    --------    --------   --------    --------   --------    --------   --------
Revenues:
   Funeral ............................  $  835.1        64.7%   $  342.9      100.0%   $    5.3       20.5%   $1,183.3       71.3%
   Cemetery ...........................     456.4        35.3%         --         --%       20.6       79.5%      477.0       28.7%
                                         --------    --------    --------   --------    --------   --------    --------   --------
                                         $1,291.5       100.0%   $  342.9      100.0%   $   25.9      100.0%   $1,660.3      100.0%
                                         ========    ========    ========   ========    ========   ========    ========   ========
Gross profit and margin percentage:
   Funeral ............................  $  178.6        21.4%   $   39.2       11.4%   $    2.1       39.3%   $  219.9       18.6%
   Cemetery ...........................      59.0        12.9%         --         --%        3.0       14.8%       62.0       13.0%
                                         --------    --------    --------   --------    --------   --------    --------   --------
                                         $  237.6        18.4%   $   39.2       11.4%   $    5.1       19.8%   $  281.9       17.0%
                                         ========    ========    ========   ========    ========   ========    ========   ========

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2001
                                         -----------------------------------------------------------------------------------------
                                                                         COMPARABLE PRO FORMA
                                         -----------------------------------------------------------------------------------------
                                          NORTH       % OF                   % OF        OTHER      % OF                   % OF
                                         AMERICA     REVENUE      EUROPE    REVENUE     FOREIGN    REVENUE      TOTAL     REVENUE
                                         --------    --------    --------   --------    --------   --------    --------   --------
Revenues:
   Funeral ............................  $  827.9        65.5%   $  313.5      100.0%   $    8.7       18.7%   $1,150.1       70.8%
   Cemetery ...........................     435.5        34.5%         --         --%       37.9       81.3%      473.4       29.2%
                                         --------    --------    --------   --------    --------   --------    --------   --------
                                         $1,263.4       100.0%   $  313.5      100.0%   $   46.6      100.0%   $1,623.5      100.0%
                                         ========    ========    ========   ========    ========   ========    ========   ========
Gross profit and margin percentage:
   Funeral ............................  $  172.5        20.8%   $   28.7        9.2%   $    2.5       28.5%   $  203.7       17.7%
   Cemetery ...........................      67.5        15.5%         --         --%       10.0       26.3%       77.5       16.4%
                                         --------    --------    --------   --------    --------   --------    --------   --------
                                         $  240.0        19.0%   $   28.7        9.2%   $   12.5       26.7%   $  281.2       17.3%
                                         ========    ========    ========   ========    ========   ========    ========   ========

The following factors contributed to the results for the nine months ended September 30, 2002.

o Comparable funeral revenues increased in the nine months ended September 30, 2002 over the same period of 2001 as a result of an increase in the average revenue per funeral service. Total worldwide funeral services performed were below the same period in the prior year as a result of dispositions and joint ventures completed by the Company, both domestically and internationally.

o Comparable cemetery revenues increased in the first nine months of 2002 compared to 2001 as a result of the completion of cemetery development projects offset by reductions in changes in estimates of Deferred cemetery contract revenues.

o The Company experienced a negative effect of foreign currency translation of approximately $7.9 million on comparable revenues and $0.4 million on comparable gross profits in the nine months ended September 30, 2002 compared to the same period of 2001 primarily as a result of the decline in value of the Argentine peso.

Funeral

                                               COMPARABLE FUNERAL SERVICES PERFORMED
                                             ------------------------------------------
                                              North                  Other
                                             America     Europe     Foreign      Total
                                             -------     -------    -------     -------
Nine months ended September 30,
     2002........................            205,710     102,583     3,064      311,357
     2001........................            207,269     103,723     3,120      314,112

     In the nine months ended September 30, 2002, comparable North America funeral revenues, gross profits and margin percentage increased over the same period of 2001 as a result of an increase in the average revenue per funeral service offset by a decline in the number of funeral services performed. The average revenue per funeral service increased $64 to $4,034 in 2002 compared to 2001 as a result of revenue growth initiatives, particularly Dignity Memorial(R) packaged funeral plans partially offset by an increase in the mix of cremations. Cremation sales carry a lower average revenue per funeral service than traditional funeral services.

     Comparable international funeral revenues, gross profits and margin percentage increased in the nine months ended September 30, 2002 compared to the same period of 2001 as a result of the favorable effect of foreign currency and increases in the average revenue per funeral service and burial monuments in France. Foreign currency translation had a favorable effect of $7.7 million on comparable international funeral revenues and $0.5 million in funeral gross profit in the nine months of 2002 compared to 2001 as the euro strengthened relative to the U.S. dollar. The increase in the euro was offset by the continued degradation of the Argentine peso during 2002.

Cemetery

Comparable North America cemetery revenues increased in the nine months ended September 30, 2002 compared to the same period in 2001 as a result of an increase in completed cemetery property development projects. Preneed cemetery property revenues are recognized when development of the property is completed and customer payments are at least 10% of the total contract amount.

     Comparable North America gross profit and margin percentage declined in the nine months ended September 30, 2002 compared to the same period of 2001 as a result of reductions in changes in estimates of Deferred cemetery contract revenues. The Company has ongoing reviews of its obligations to deliver cemetery merchandise and services to customers. As a result of these reviews, the Company recognized revenue related to changes in estimates of previously Deferred preneed cemetery contract revenues. In the nine months ended September 30, 2002, the change in estimate recognized in revenues and gross profits was $19.7 million and $14.8 million, respectively, compared to $55.0 million and $44.1 million, respectively, in the first nine months of 2001. The Company will continue to review these obligations to deliver cemetery merchandise and services to customers, however, the impact recognized in 2002 is expected to be below 2001 levels.

     Comparable international cemetery revenues and gross profits declined in the first nine months of 2002 compared to the first nine months of 2001 primarily as a result of the negative effect of foreign currency translation of approximately $15.6 million on revenues and $0.9 million on gross profits. In January 2002, the Argentine peso, which previously exchanged at a rate of one peso to one U.S. dollar, was converted to a free floating currency. As a result, the Company's South America operations have experienced significant negative adjustments in foreign currency translation.

Other Income and Expenses

Corporate general and administrative expenses increased $4.4 million to $57.8 million primarily as a result of the Company's decision to implement new information systems, including a North America point of sale system and an upgraded general ledger system. As a result, the Company accelerated the amortization of existing capitalized system costs and recorded $8.9 million of additional amortization in the first nine months of 2002. This increase is offset by the positive impact of the Company's cost reduction programs.

     Impairment losses and other operating expenses, previously disclosed as Restructuring and non-recurring charges, were $264.5 million for the nine months of 2002 compared to $57.4 million for the nine months of 2001. The 2002 charges primarily relate to an impairment charge of $158.5 million for certain funeral and cemetery operations being held for sale, $39.3 million as a result of relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations, $16.2 million related to additional estimated reductions in the value of the Company's businesses in Argentina due to the continued economic decline, $16.9 million related to the reduction in the value of equity investments in North America companies, $19.6 million to adjust the market value of certain options associated with the Company's 6.3% senior notes due 2003, $5.2 million of severance costs for former employees and $8.8 million related to changes in estimates of previous recorded charges and impaired operations. The Company will continue to make adjustments as actual divestitures are consummated or better estimates become available. (See note eight to the consolidated financial statements in Item 1 of this Form 10-Q.)

     In October 2002, the Company fully settled all options associated with the Company's 6.3% senior notes due 2003. The Company expects to recognize an additional pretax charge of approximately $22 million in the fourth quarter of 2002 as a result of the final settlement of these derivative financial instruments.

     The nine months of 2001 expenses relate to impairment losses as a result of the Company joint venturing its Australia operations and disposing of operations in Netherlands, Norway and Belgium, partially offset by changes in estimates of previously recorded charges and impaired operations. The changes in estimates of previously recorded charges are the result of better than anticipated market values when these previously impaired properties were sold.

     Interest expense decreased $41.4 million or 25.2% in the nine months ended September 30, 2002 compared to the same period of 2001. The decrease in interest expense reflects the decline in the Company's debt balance. For the nine months ended September 30, 2002, the average outstanding debt was $2.3 billion compared to $2.9 billion for the nine months ended September 30, 2001.

     Other income was $19.2 million in the nine months of 2002 compared to $12.6 million in the same period of 2001. Other income primarily consists of interest income from various investments, prearranged funeral sales overrides received from insurance companies and transactional foreign currency gains and losses.

     The provision for income taxes reflects an effective tax rate of 28.4% for the nine months of 2002 compared to 123.6% for the same period in 2001. The lower tax rate is the result of tax expense on non-recurring items in 2001, which is often specifically calculated based on the relative tax basis to sales price and varies for each transaction, the elimination in 2002 of non-deductible goodwill expense and the reversal of valuation allowances related to net operating loss carry forwards utilized by the Company in conjunction with its international operations. Valuation allowances were required to be recorded at December 31, 2001 as a result of the decision to hold for sale the assets of the Company's remaining international operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(In millions)                             SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                          ------------------    -----------------
Total debt............................         $2,002.6             $2,534.6
Cash and cash equivalents.............            141.0                 29.3
                                               --------             --------
Net debt (total debt less cash).......         $1,861.6             $2,505.3
                                               ========             ========

The Company's debt balance at December 31, 2001 included approximately $110.0 million of debt associated with the financial restructuring of the Company's French subsidiary, which was satisfied with non-cash French financial assets in the second quarter of 2002. The Company completed a joint venture transaction relating to its operations in the United Kingdom during the first quarter of 2002, which generated approximately $273.0 million in net pretax cash proceeds and resulted in a substantial cash balance that has been primarily used to repurchase public debt in the open markets. In July 2002, the Company announced the completion of a new $185 million credit facility that matures in July 2005 and, when coupled with current cash balances, gives the Company substantial liquidity. As of November 7, 2002, the Company has liquidity of approximately $240.2 million, comprised of a cash balance of $141.0 million (as of September 30, 2002) and $99.2 million availability under the Company's new $185 million credit facility. The

Company has no cash borrowings under this new credit facility, but has issued $85.8 million of letters of credit under this new facility as of November 7, 2002.

     In the third quarter of 2002, the Company completed an exchange of $172.2 million of the Company's 6.0% Senior Notes due 2005 for 7.7% Senior Notes due 2009. In addition to extending $172.2 million of debt maturities an additional four years, this transaction had the non-cash effect of reducing the Company's net debt by approximately $21.1 million. Overall, the Company reduced its net debt by $145.9 million in the third quarter of 2002 and $643.7 million since the beginning of 2002. In addition to the $21.1 million non-cash reduction in net debt, the net debt reduction of $145.9 million was primarily a result of sources of cash in the third quarter of 2002 from $44.7 million of recurring operating free cash flow, $36.8 million of cash received from the substitution of letters of credit for cash collateral on deposit, $16.3 million of proceeds from asset sales and $29.3 million of net non-recurring cash receipts, primarily tax refunds.

     As of September 30, 2002, the Company had current maturities of long-term debt of $103.1 million consisting primarily of $91.6 million of 6.3% senior notes due 2003. Based on the Company's current cash balances, its expectations of additional asset sales proceeds discussed below and the Company's new $185 million credit facility, the Company believes it has adequate means to meet current maturities of long-term debt. As of November 7, 2002, the Company's maturity schedule for certain of its outstanding senior public notes due in the near term is as follows:

                                                     OUTSTANDING AT
(In millions)                                       NOVEMBER 7, 2002
                                                    ----------------
6.3% senior notes due 2003 ......................        $ 84.8
7.375% senior notes due April 2004 ..............        $111.2
8.375% senior notes due December 2004 ...........        $ 50.8
6.0% senior notes due December 2005 .............        $403.2

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

     The Company originally expected proceeds from asset sales and joint venture transactions to be approximately $550 million in 2002. In July 2002, the Company announced its decision to defer the joint venture transaction of its funeral operations in France until after 2002. Approximately $225 million of net pretax cash proceeds were originally anticipated in 2002 from its French joint venture transaction. In the second quarter of 2002, the Company announced 140 additional funeral and cemetery operations in North America being held for sale. The Company expects to receive net pretax cash proceeds of $50 to $60 million from the sale of these funeral and cemetery operations through July 2003. As a result of the above, the Company now expects net pretax cash proceeds from asset sales and joint venture transactions to be between $300 and $400 million in 2002, and has received approximately $315 million on a pretax basis through September 30, 2002.

     The Company's annual guidance for 2002 for recurring operating free cash flow is $160 to $180 million. The Company's goal is to produce annual recurring operating free cash flow of $200 million in 2003. While the Company's 2002 annual goal of recurring operating free cash flow remains $160 to $180 million, the Company has adjusted the components of the 2002 targeted range. First, the Company received approval from the Internal Revenue Service to change certain tax accounting methods. The Company requested this change after adopting Staff Accounting Bulletin No. 101 in 2000 related to the Company's financial reporting revenue recognition policies. This approval was originally expected to defer approximately $115 million of cash taxes over several future years. Now the Company believes this approval will defer approximately $180 million of cash taxes over 2002 and several future years. The Company originally expected to pay cash taxes of approximately $65 to $75 million in 2002, but now expects to pay only $10 million or less in cash taxes for the full year of 2002. Second, the Company now expects to have a recurring operating free cash flow benefit for the year of approximately $15 million from the inclusion of recurring operating free cash flow from the Company's French operations over and above the cash interest savings previously anticipated due to the Company's decision in July 2002 to defer the joint venture of its funeral operations in France until after 2002. Third, the Company originally expected to incur approximately $60 million in maintenance capital expenditures in 2002. With the decision to defer the French joint venture transaction, the Company now expects to incur maintenance capital expenditures of $70 to $75 million in 2002. This additional $10 to $15 million in maintenance capital expenditures has been considered when calculating the overall cash flow benefit of keeping the French operations described above. Offsetting these net positive changes are potential lower levels from the EBITDA and working capital components of recurring operating free cash flow compared to the Company's expectations. As a result, the Company remains comfortable with its annual 2002 recurring operating free cash flow targeted range of $160 to $180 million.

   These recurring operating free cash flow targets also assume the Company continues to access the surety markets to procure bonds for prearranged funeral and preneed cemetery activities in those states that allow such bonds. If such access to the surety markets is curtailed or interrupted, the Company might have to reassess its recurring operating free cash flow targets. See the further discussion of the Company's use of surety bonds in the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in this Form 10-Q.

     The Company calculates recurring operating free cash flow by adjusting cash flows provided by operating activities to exclude (i) cash payments associated with the Company's restructuring and non-recurring charges and (ii) other cash receipts or payments (included in cash flows provided by operating activities) which are of a non-recurring operational nature, and then subtracting maintenance capital expenditures. Total operating free cash flow is calculated in the same manner as above except the amount includes all non-recurring cash payments and receipts and non-recurring or growth capital expenditures. The Company's total operating free cash flow does not include proceeds from business sales or joint ventures. Maintenance capital expenditures are considered expenditures reasonably necessary to maintain the Company's funeral service locations, cemeteries, crematoria and other facilities in a condition consistent with the Company's standards. Growth capital expenditures are considered expenditures made for the purpose of generating additional or incremental revenues. The following table details the calculation described above for the Company's total and recurring operating free cash flow for the first nine months of 2002 and 2001.

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  --------------------
(In millions)                                                       2002         2001
                                                                  -------      -------
Operating free cash flow:
    Consolidated cash flow provided by operating activities ...   $ 252.2      $ 332.3
    Payments on restructuring charges .........................       8.0         18.9
                                                                  -------      -------
        Adjusted cash flow from operating activities ..........     260.2        351.2
    Capital expenditures ......................................     (62.1)       (54.3)
                                                                  -------      -------
TOTAL OPERATING FREE CASH FLOW ................................     198.1        296.9
    Less:  Net non-recurring receipts (1) .....................     (43.2)      (132.5)
                                                                  -------      -------
RECURRING OPERATING FREE CASH FLOW ............................   $ 154.9      $ 164.4
                                                                  =======      =======

An income statement approach calculating the Company's recurring and total operating free cash flow for the three and nine months ended September 30, 2002 and 2001 is detailed below.

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                --------------------      --------------------
(In millions)                                     2002         2001         2002         2001
                                                -------      -------      -------      -------
EBITDA before non-recurring items .........     $  97.3      $ 102.9      $ 340.2      $ 371.8
Cash interest .............................       (19.6)       (27.9)      (105.0)      (151.0)
Cash taxes (net) ..........................        (1.9)        (9.0)        (2.9)       (15.8)
Adjusted changes in working capital (2) ...       (13.2)        (5.0)       (31.4)         7.5
Maintenance capital expenditures ..........       (17.9)       (15.1)       (46.0)       (48.1)
                                                -------      -------      -------      -------
     RECURRING OPERATING FREE CASH FLOW ...     $  44.7      $  45.9      $ 154.9      $ 164.4
Net non-recurring receipts (1) ............        29.3          1.8         43.2        132.5
                                                -------      -------      -------      -------
     TOTAL OPERATING FREE CASH FLOW .......     $  74.0      $  47.7      $ 198.1      $ 296.9
                                                =======      =======      =======      =======

     (1) Net non-recurring receipts for the third quarter of 2002 primarily consisted of $35.4 million of non-recurring tax refunds offset by $4.2 million of growth or non-recurring capital expenditures. In the third quarter of 2001, net non-recurring receipts primarily consisted of $16.4 million of non-recurring funeral and cemetery trust receipts offset by $21.0 million of non-recurring payments related to Company benefit plans. For the nine months of 2002, net non-recurring receipts primarily consisted of $57.1 million of non-recurring tax refunds offset by $16.1 million of growth or non-recurring capital expenditures. Net non-recurring receipts for the nine months of 2001 consisted of $116.3 million of non-recurring tax refunds, $41.1 million of non-recurring funeral and cemetery trust receipts offset by $27.9 million of non-recurring payments related to Company benefit plans.

     (2) Adjusted changes in working capital is defined as consolidating changes in working capital from the consolidated statement of cash flows adjusted for changes in interest and tax accruals and net non-recurring cash receipts or payments (included in cash flows provided by operating activities) which are of a non-recurring operational nature.

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                  --------------------      --------------------
(In millions)                                                      2002         2001         2002         2001
                                                                  -------      -------      -------      -------
Changes in working capital from the consolidated
  statement of cash flows (a) ...............................     $  29.1      $  28.6      $  48.5      $ 196.6

Eliminate changes in interest and tax accruals ..............        (8.8)       (29.1)       (20.5)       (50.4)
Eliminate non-recurring cash receipts and payments,
  included in cash flows provided by operating activities ...       (33.5)        (4.5)       (59.4)      (138.7)
                                                                  -------      -------      -------      -------
Adjusted changes in working capital .........................     $ (13.2)     $  (5.0)     $ (31.4)     $   7.5
                                                                  =======      =======      =======      =======

          (a) Changes in working capital from the consolidated statement of cash flows is comprised of Changes in assets and liabilities and the Net effect of prearranged funeral production and maturities included in Cash flows from operating activities.

The $8.2 million increase in the third quarter of 2002 in the use of cash for working capital purposes is primarily a result of the timing of cash receipts related to prearranged funeral contracts that were performed during the third quarter of 2002. The $38.9 million increase in the nine months ended September 30, 2002 in the use of cash for working capital purposes is primarily a result of significant decreases in cash receipts of distributable earnings from prearranged funeral trust funds, increases in the negative cash flow effect to working capital from prearranged funeral contracts becoming atneed and the $8.2 million negative cash flow effect in the third quarter of 2002 discussed above.

      In addition to the Company's cash and cash equivalents on hand of $141.0 million, the Company had cash collateral on deposit of $79.1 million at September 30, 2002 related to Company obligations. The cash collateral is included in Deferred charges and other assets on the Company's consolidated balance sheet. As previously mentioned, the Company had a net reduction in the third quarter of

2002 in the amount of cash collateral on deposit of $36.8 million resulting from the Company substituting letters of credit under the Company's credit facility for cash collateral on deposit, offset by increases in cash collateral related to certain options associated with the Company's 6.3% senior notes due 2003. In October 2002, the Company paid $57.0 million of cash to an outside party that was previously collateralized in full settlement of these options. As this settlement liability was continually collateralized with cash, the $57.0 million did not affect the Company's recurring operating free cash flow in 2002.

EBITDA Before Non-Recurring Items

The Company calculates EBITDA before non-recurring items for each period presented by adding interest, tax, depreciation and amortization expenses back to earnings before non-recurring items. Descriptions of non-recurring items for both periods are discussed in Non-Recurring Items and Pro Forma Financial Information in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. Reductions in EBITDA before non-recurring items in 2002 compared to 2001 are primarily related to the Company's asset divestiture and joint venture transactions that have occurred. Calculations for EBITDA before non-recurring items for the three and nine months of 2002 and 2001 are as follows:

                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
(In millions)                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                 -------------------     -------------------
                                                                  2002        2001        2002        2001
                                                                 -------     -------     -------     -------
Earnings before non-recurring items(1) .....................     $  16.5     $  15.2     $  89.1     $  77.9
Add: Interest expense ......................................        38.2        49.4       123.0       164.4
     Tax expense not associated with non-recurring items ...         7.8         6.4        35.1        43.1
     Depreciation and amortization(1) ......................        34.8        31.9        93.0        86.4
                                                                 -------     -------     -------     -------
EBITDA before non-recurring items ..........................     $  97.3     $ 102.9     $ 340.2     $ 371.8
                                                                 =======     =======     =======     =======

     (1) 2001 Depreciation and amortization and earnings before non-recurring items is presented in these tables on a pro forma basis. See Non-recurring Items and Pro Forma Financial Information in this Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for further discussion.

Sources and Uses of Cash

Net cash provided by operating activities was $252.2 million for the nine months ended September 30, 2002 compared to $332.3 million for the same period of 2001, a decrease of $80.1 million. The decrease is primarily the result of lower non-recurring tax refunds of $59.1 million, reduced cash from certain non-recurring cemetery and funeral trust funds of $40.7 million, and reductions in the Company's cash from operating activities as a result of divested locations, offset by lower cash interest and tax payments. Included in net cash provided by operating activities is approximately $73.0 million and $68.6 million of cash receipts from the Company's surety bonding program for the nine months ended September 30, 2002 and 2001, respectively. See the further discussion of the Company's use of surety bonds in the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in this Form 10-Q. Trust fund receipts from the collection of receivables from certain funeral and cemetery trust funds were $10.0 million and $50.7 million for the first nine months of 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, cash interest payments were $105.0 million and $151.0 million, respectively, and recurring net cash tax payments were $2.9 million and $15.8 million, respectively.

     Net cash provided by investing activities was $259.1 million for the nine months ended September 30, 2002 compared to $298.4 million for the same period of 2001, a decrease of $39.3 million. The decrease is primarily related to an increase in capital expenditures of $7.7 million, and lower proceeds from sales and joint ventures of operations of $56.0 million, offset by reduced cash collateral requirements of $22.7 million as a result of issuing letters of credit for such obligations under the Company's new credit facility.

     Net cash used in financing activities was $395.5 million for the nine months ended September 30, 2002 compared to $636.4 million in the same period of 2001. The net cash used in financing activities in both periods is related to the Company's continued debt reduction initiatives.

Financial Assurances

In support of operations, the Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support the Company's prearranged funeral and preneed cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The Company has approximately $303.4 million and $290.0 million of surety bonds outstanding attributable to prearranged funeral and cemetery activities at September 30, 2002 and December 31, 2001, respectively.

    As the Company sells prearranged funeral contracts and preneed cemetery contracts, the Company intends to post surety bonds where allowed by applicable law. The Company posts surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. For the nine months ended September 30, 2002 and 2001, the Company had $73.0 million and $68.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

    Surety bond premiums are paid annually and are automatically renewable, unless prior notice of cancellation, until maturity of the underlying prearranged contracts. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, the Company would be required to obtain replacement surety assurance or fund a trust for an amount generally less than the posted bond amount, unless the customer's prearranged contract has been paid in full. The Company does not believe it will be required to fund material future amounts related to these surety bonds.

    The applicable Florida law which allows posting of surety bonds for prearranged contracts will expire December 31, 2004. Unless the law is otherwise amended, the Company plans to shift from bonding to either trust or insurance funding for prearranged funeral and cemetery programs in the state of Florida in the year 2005. Prearranged contracts entered into prior to December 31, 2004 where the Company posts surety bonds will be allowed to continue to be bonded for the remaining life of those contracts. Of the total bonding proceeds received by the Company for the nine months ended September 30, 2002 and 2001, approximately $52.9 million and $49.6 million, respectively, were attributable to the state of Florida. Assuming the Company's prearranged funeral and cemetery sales production in Florida in 2005 is consistent with production for the full year of 2001, the pre-tax forecasted cash flow impact of shifting to trusting is expected to be approximately $20 to $25 million lower in that year before considering the cash flow impact of contracts going atneed. This forecast reduction in pre-tax cash flow involves assumptions about the mix of preneed sales among property, merchandise and services and the appropriate levels of trusting required by Florida law. Using the same general assumptions, there would also be expected an estimated cash flow decrease in years 2006 through 2009 of approximately $2 to $6 million per year.

PREARRANGED FUNERAL AND PRENEED CEMETERY ACTIVITIES

The Company believes an active funeral and cemetery prearrangement program can increase future market share in the markets in which the Company operates, and is one of the Company's important revenue growth initiatives in North America.

     For purposes of discussion in this section, the use of the term "prearranged" or "prearrangement" refers to funeral programs specifically or funeral and cemetery programs generally. The use of the term "preneed" refers to cemetery programs specifically. Prearrangement is a means through which a customer contractually agrees to the terms of a funeral and/or cemetery burial to be performed or provided in the future. Revenues associated with prearranged contracts are deferred until such time that the funeral or cemetery services are performed or merchandise is delivered. Preneed sales of cemetery interment rights (cemetery burial property) are not recognized until a minimum percentage (10%) of the sales price has been collected and the property has been constructed. The Company incurs sales and marketing costs to procure these prearrangement contracts. These costs include compensation associated with maintaining a sales force, lead procurement costs, brochures and marketing materials, advertising and administrative costs. Those costs incurred that vary with and are primarily related to the acquisition of new prearranged contracts, principally commissions and related fringe benefits, are deferred as net obtaining costs. The remaining costs are expensed as incurred.

When the Company sells a prearranged funeral contract to be funded by life insurance, the Company receives a general agency commission from the insurance company, which is also deferred against the net obtaining costs. To the extent the general agency commission exceeds the net obtaining costs incurred and deferred, the excess is recorded as a reduction to the sales and marketing costs expensed. Additionally, the Company may receive cash overrides related to prearranged funeral contracts to be funded by life insurance as a result of marketing agreements entered into in connection with the sale of its insurance subsidiaries in 2000. These overrides are recorded in Other income in the consolidated statement of operations.

      Funeral net obtaining costs are amortized over a period representing the estimated life of prearranged funeral contracts. Prior to 2002, the amortization period was 20 years. As of January 1, 2002, the Company changed the estimated period to 12 years to more accurately reflect current trends regarding the timeframe from selling a preneed contract to when it is serviced atneed. The amount of funeral net obtaining costs amortized in the consolidated statement of operations was approximately $10.9 million in the nine months ended September 30, 2002 and $5.0 million in the nine months ended September 30, 2001. Had the Company changed the amortization period in 2001 from 20 to 12 years, the amortization expense would have been $9.2 million for the nine months of 2001. Cemetery net obtaining costs are expensed as the specific revenue is recognized. For purposes of determining EBITDA, funeral net obtaining costs included in the consolidated statement of operations are included in the amortization add back whereas cemetery net obtaining costs are not considered amortization since they are specifically identifiable expenses associated with the revenue recognized. The amount of cemetery net obtaining costs expensed in the consolidated statement of operations was approximately $30.2 million and $28.3 million for the nine months ended September 30, 2002 and 2001, respectively.

      The table below details North America funeral and cemetery prearranged production for the nine months ended September 30, 2002 and 2001, and the related deferred net obtaining costs incurred to procure the prearrangements. Additionally, the table reflects revenues recognized and previously deferred net obtaining costs recognized in the consolidated statement of operations associated with previously prearranged production for the nine months ended September 30, 2002 and 2001 (i.e. maturities).

                                                               North America
                                                 -------------------------------------------
(In millions)                                          Funeral                Cemetery
                                                 -------------------     -------------------
                                                  2002        2001        2002        2001
                                                 -------     -------     -------     -------
Origination:
Deferred prearranged production ..............   $ 324.4     $ 310.1     $ 243.4     $ 252.1
                                                 =======     =======     =======     =======

Deferred net obtaining costs .................   $  13.5     $   7.3     $  36.6     $  31.8
                                                 =======     =======     =======     =======

Maturities:
Previously prearranged production
     included in current period revenues .....   $ 239.1     $ 227.6     $ 198.9     $ 210.0
                                                 =======     =======     =======     =======

Amortization/recognition of deferred net
     obtaining costs in current period(1) ....   $  10.9     $   5.0     $  30.2     $  28.3
                                                 =======     =======     =======     =======

(1) The amortization for funeral net obtaining costs reflects the historical amount recorded in 2001. If the amortization period was changed from 20 to 12 years as of January 1, 2001, the amortization would have been $9.2 million.

      Prearranged contracts can be funded through several alternatives. For prearranged funeral or preneed cemetery contracts funded through trusts, generally all or a certain portion of the funds collected are required to be placed into trust accounts, pursuant to applicable law. Funds not required to be placed into trust accounts are retained by the Company and used for working capital purposes, generally to help alleviate the current cost of those prearrangement programs. Realized investment earnings on funds placed into trust accounts are generally accumulated and deferred until the maturity of each prearranged contract. However, in certain states the Company is allowed to distribute a portion of the realized investment earnings before the prearranged contract matures. When a prearranged trust contract matures, the Company receives the principal and previously undistributed trust fund income and any remaining receivable due from the customer. In certain situations, the Company can post a surety bond as financial assurance pursuant to applicable law in an amount that would otherwise be required to be trusted. Funds collected on prearranged contracts where the Company has posted a surety bond may be retained by the Company creating a source of working capital cash flow generated from operating activities before the prearranged contract matures. When the prearranged contract matures, the Company receives any remaining receivable due from the customer. Finally, funds collected from prearranged funeral contracts can be used to pay premiums on life insurance or annuity contracts. Increasing death benefits associated with life insurance contracts are accumulated and deferred until the maturity of each prearranged contract. When a prearranged insurance contract matures, the company receives the proceeds from the third party insurance companies consisting of the original contract amount and any increasing death benefits.

      Deferred prearranged funeral or cemetery contract revenue is recognized in the consolidated statement of operations at the time the contract matures. For trust or bonded contracts, the revenue recognized is generally greater than the cash received by the Company at the time a prearranged contract matures, and creates a negative effect on working capital cash flow generated from operating activities.

      The cash flow activity from originating funeral production until the maturity of a prearranged funeral contract is captured in the line item Net effect of prearranged funeral production and maturities in the consolidated statement of cash flows. Cash flow is provided by the amount retained from funds collected from the customer and distributed trust fund earnings. This is reduced by the payment of deferred net obtaining costs and the use of funds to service matured contracts.

      The cash flow activity from originating the preneed cemetery contract until recognition of the deferred revenue is reflected through Changes in receivables and Changes in other assets in the consolidated statement of cash flows. Changes in receivables is affected by cash flow provided by the amount retained from funds collected from the customer and distributed trust earnings, reduced by use of funds to service preneed cemetery contracts. Changes in other assets is affected by the cash use associated with the payment of deferred net obtaining costs when the preneed cemetery contracts are originated, offset by the reduction in deferred net obtaining costs associated with recognition of the preneed cemetery revenue.

      The following table reflects the total North American backlog of deferred prearranged contract revenues and the prearranged assets associated with the contracts are as follows:

                                                               North America
                                ---------------------------------------------------------------------------------------
(In millions)                            Funeral                       Cemetery                        Total
                                ---------------------------   ---------------------------   ---------------------------
                                September 30,   December 31,  September 30,  December 31,   September 30,  December 31,
                                     2002           2001           2002          2001            2002          2001
                                -------------  -------------  -------------  ------------   -------------  ------------
Deferred prearranged
   contract revenues ........     $3,632.2       $3,571.8       $1,692.9       $1,733.7       $5,325.1       $5,305.5

Deferred net obtaining
   cost .....................     $   90.8       $   93.8       $  213.1       $  210.6       $  303.9       $  304.4

Prearranged assets:
   Trust related assets .....     $  969.6       $  984.5       $  885.5       $  915.1       $1,855.1       $1,899.6
   Third party insurance
     related assets .........     $2,149.1       $2,075.4             --             --       $2,149.1       $2,075.4

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

NON-RECURRING ITEMS AND PRO FORMA FINANCIAL INFORMATION

Pro forma financial information is being presented by the Company in this Management's Discussion and Analysis of Financial Condition and Results of Operations to enhance the comparability of financial information and results of operations from period to period. To create the pro forma financial information, the Company has excluded certain non-recurring items for all periods presented. The Company has also adjusted the results of operations in 2001 to be consistent with the accounting presentation in 2002.

     In 2002 and 2001, non-recurring items excluded to create pro forma financial information consists of charges included in Impairment losses and other operating expenses, related to sales of businesses or joint venture transactions, severance costs, market adjustments to certain derivative financial instruments and the termination of certain contractual agreements; gains from dispositions; extraordinary gains and losses on early extinguishments of debt; and cumulative effects of accounting changes. The cumulative effects of accounting changes primarily relate to the adoption in 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets". This standard requires goodwill to no longer be amortized but instead tested for impairment annually. As a result of the adoption of SFAS No. 142, the Company recognized a charge in the first quarter of 2002 reflected as a cumulative effect of accounting change of $146.8 million on a pretax basis and $135.6 million on an after tax basis.

     The results for the three and nine months ended September 30, 2001 are also presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations in a pro forma format as if certain changes were implemented on January 1, 2001 to provide a more relevant comparison to the 2002 results. Such changes include (1) discontinuing amortization of goodwill pursuant to new accounting standards, (2) changing the amortization period related to deferred prearranged funeral obtaining costs from 20 to 12 years, (3) revising its estimated allocation of overhead costs between the funeral and cemetery segments, (4) recognizing as part of funeral operations instead of cemetery operations, those revenues associated with delivered caskets previously prearranged on cemetery contracts, and (5) discontinuing the depreciation of certain operating assets held for sale in 2002.

Pro Forma Reconciliations

The following two tables reconcile net income (loss) and diluted earnings (loss) per share under generally accepted accounting principles to earnings before non-recurring items and diluted EPS before non-recurring items.

                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
(In millions)                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                                      --------------------      --------------------
                                                                       2002         2001         2002         2001
                                                                      -------      -------      -------      -------
Net income (loss) ...............................................     $   4.1      $   4.3      $(227.7)     $  (6.0)
Adjust for non-recurring items (after tax):
     Gains from dispositions, impairment losses and other
          operating expenses.....................................        17.3         (0.6)       183.9         37.5
     Extraordinary gains on early extinguishments
          of debt ...............................................        (4.9)        (0.1)        (2.7)        (4.7)
     Cumulative effects of accounting changes ...................          --           --        135.6          7.6

Adjust for pro forma items (after tax):
     Goodwill amortization ......................................          --         10.5           --         33.5
     Amortization of deferred prearranged funeral obtaining
         costs .................................................           --         (0.9)          --         (2.6)
     Depreciation expense related to operations held for sale
          in 2002 ...............................................          --          2.0           --         12.6
                                                                      -------      -------      -------      -------
               Earnings before non-recurring items ..............     $  16.5      $  15.2      $  89.1      $  77.9
                                                                      =======      =======      =======      =======

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                      ----------------------      ----------------------
                                                                        2002          2001          2002          2001
                                                                      --------      --------      --------      --------
Diluted earnings (loss) per share ...............................     $    .01      $    .02      $   (.77)     $   (.02)
Adjust for non-recurring items:
     Gains from dispositions, impairment losses and other
          operating expenses ....................................          .06          (.01)          .63           .13
     Extraordinary gains on early extinguishments of debt .......         (.01)         (.00)         (.01)         (.02)
     Cumulative effects of accounting changes ...................           --            --           .46           .03
     Effect of dilution on pro forma income from continuing
          operations ............................................           --            --          (.01)           --
Adjust for pro forma items:
     Goodwill amortization ......................................           --           .03            --           .12
     Amortization of deferred prearranged funeral obtaining
          costs .................................................           --          (.00)           --          (.01)
     Depreciation expense related to operations held for sale
          in 2002 ...............................................           --           .01            --           .04
                                                                      --------      --------      --------      --------
               Diluted EPS before non-recurring items ...........     $    .06      $    .05      $    .30      $    .27
                                                                      ========      ========      ========      ========

Comparable Revenues

Comparable revenues for 2002 and 2001 represent revenues excluding operations that have been acquired or constructed after January 1, 2001 and operations that have been divested by the Company prior to September 30, 2002.

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
(In millions)                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                             ----------------------      ----------------------
                                                               2002          2001          2002          2001
                                                             --------      --------      --------      --------
Total revenues .........................................     $  543.8      $  583.0      $1,695.9      $1,879.5
Less: Revenues from operations acquired/constructed
        after 01/01/01 and divested prior to 09/30/02 ..         (2.5)        (61.1)        (35.6)       (256.0)
                                                             --------      --------      --------      --------
      Comparable revenues ..............................     $  541.3      $  521.9      $1,660.3      $1,623.5
                                                             ========      ========      ========      ========

2001 Pro Forma Revenues and Gross Profits

The following tables reconcile funeral and cemetery revenues and gross profits previously reported in 2001 to pro forma amounts used in this Management's Discussion and Analysis of Financial Condition and Results of Operations for comparison purposes.

REVENUES

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
(In millions)                                                        SEPTEMBER 30, 2001          SEPTEMBER 30, 2001
                                                                   ----------------------      ----------------------
                                                                   FUNERAL       CEMETERY      FUNERAL       CEMETERY
                                                                   REVENUES      REVENUES      REVENUES      REVENUES
                                                                   --------      --------      --------      --------
2001 revenues as previously reported .........................     $  409.9      $  173.1      $1,357.2      $  522.3
Reclassification of casket revenues ..........................          4.3          (4.3)         12.1         (12.1)
                                                                   --------      --------      --------      --------
     Total 2001 revenues as reclassified .....................        414.2         168.8       1,369.3         510.2
Less: Revenues from operations acquired/constructed after
            01/01/01 and divested prior to 09/30/02 ..........        (51.8)         (9.3)       (219.2)        (36.8)
Less: Comparable revenues outside of North America ...........       (104.7)        (14.4)       (322.2)        (37.9)
                                                                   --------      --------      --------      --------
     Pro forma comparable North America revenues .............     $  257.7      $  145.1      $  827.9      $  435.5
                                                                   ========      ========      ========      ========

GROSS PROFITS

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
(In millions)                                                        SEPTEMBER 30, 2001          SEPTEMBER 30, 2001
                                                                   ----------------------      ----------------------
                                                                   FUNERAL       CEMETERY      FUNERAL       CEMETERY
                                                                    GROSS         GROSS         GROSS          GROSS
                                                                   PROFITS       PROFITS       PROFITS       PROFITS
                                                                   --------      --------      --------      --------
2001 gross profits as previously reported .....................    $   40.9      $   26.1      $  187.7      $   76.8
Reclassification of casket gross profits ......................         2.3          (2.3)          6.6          (6.6)
                                                                   --------      --------      --------      --------
     Total 2001 gross profits as reclassified .................        43.2          23.8         194.3          70.2
Less: Gross profits from operations acquired/constructed
            after 01/01/01 and divested prior to 09/30/02 .....         1.0          (2.1)        (14.5)         (9.5)
Less: Comparable gross profits outside of North America .......        (8.9)         (2.9)        (19.7)         (5.3)
                                                                   --------      --------      --------      --------
     Comparable North America gross profits ...................        35.3          18.8         160.1          55.4
Goodwill amortization .........................................         8.4           1.0          25.6           3.1
Amortization of deferred prearranged funeral obtaining costs ..        (1.4)           --          (4.2)           --
Allocation of overhead costs ..................................        (3.0)          3.0          (9.0)          9.0
                                                                   --------      --------      --------      --------
     Pro forma comparable North America gross profits .........    $   39.3      $   22.8      $  172.5      $   67.5
                                                                   ========      ========      ========      ========

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

4) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as changes in local number of deaths, cremation rates, competitive pressures and local economic conditions.

5) Changes in domestic and international political and/or regulatory environments in which the Company operates, including potential changes in tax and accounting policies.

6) The Company's ability to successfully access at a reasonable cost surety and insurance markets.

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

For further information on these and other risks and uncertainties, see the Company's 2001 Annual Report on Form 10-K. The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended December 31, 2001. Except as noted below, there have been no material changes to the disclosure on this matter in such Form 10-K.

      Assets associated with the Company's prearranged funeral operations and preneed cemetery merchandise and service sales are maintained in funeral and cemetery trust funds, which own investments in equity securities and mutual funds, among other types of investments. These funeral and cemetery trust funds are sensitive to current market prices and fluctuate with market conditions. As a result of recent volatility in the stock market, the market value of prearranged funeral assets held in trust funds was approximately 88.5% of the cost basis and the market value of cemetery merchandise and service assets held in trust funds was approximately 90.8% of the cost basis, as of September 30, 2002.

ITEM 4. DISCLOSURES AND CONTROLS

     (a)  Evaluation of Disclosure Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     (b)  Changes in Internal Controls

          Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in note six to the consolidated financial statements in Item 1 of this Form 10-Q, which information is hereby incorporated by reference herein.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 2002 and 2001.

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

        99.12 Plaintiffs' Demand for Arbitration and Complaint for Damages filed November 5, 2002 in Case No. _____, James P. Hunter, III and the James P. Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, and George R. Champagne, before the American Arbitration Association in Houston, Texas.

        99.13 Certification of Periodic Financial Reports by Robert L. Waltrip in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

        99.14 Certification of Periodic Financial Reports by Jeffrey E. Curtiss in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

        During the quarter ended September 30, 2002, the Company filed a report on Form 8-K dated July 12, 2002 reporting (i) under "Item 5. Other Events" that the Company issued a press release announcing the resignation of Jerald L. Pullins, President and Chief Operating Officer, and (ii) under "Item 7. Financial Statements and Exhibits" that a copy of the referenced press release was attached as an exhibit. The Company filed a report on Form 8-K dated July 17, 2002 reporting (i) under "Item
        5. Other Events" that the Company issued a press release announcing a management succession plan and the election of Thomas L. Ryan as President and Chief Operating Officer and Michael R. Webb as Executive Vice President, and (ii) under "Item 7. Financial Statements and Exhibits" that a copy of the referenced press release was attached as an exhibit. The Company filed a report on Form 8-K dated July 25, 2002 reporting (i) under "Item 5. Other Events" the announcement of the completion of a new $185 million credit facility and the deferral of its French joint venture transaction, (ii) under "Item 7. Financial Statements and Exhibits" that filed as exhibits were a press release concerning the referenced announcement and a copy of the new credit agreement, and (iii) under "Item 9. Regulation FD Disclosure" that the Company issued a press release concerning the above referenced matters. The Company filed a report on Form 8-K dated August 7, 2002 reporting
        (i) under "Item 7. Financial Statements and Exhibits" that a press release was attached as an exhibit, and (ii) under "Item 9. Regulation FD Disclosure" that the Company issued the press release announcing its second quarter earnings. On August 14, 2002, the Company filed a report on Form 8-K dated August 14, 2002 reporting (i) under "Item 7. Financial Statements and Exhibits" that a slide presentation, a press release and a Statement Under Oath by each of Robert L. Waltrip and Jeffrey E. Curtiss were filed as exhibits, and (ii) under "Item 9. Regulation FD Disclosure" that the Company issued two press releases concerning the above referenced matters.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 11, 2002                      SERVICE CORPORATION INTERNATIONAL

                                       By: /s/ Jeffrey E. Curtiss
                                           -------------------------------------
                                           Jeffrey E. Curtiss
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                        Service Corporation International
                               a Texas corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            Section 302 Certification

I, Robert L. Waltrip, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Service Corporation International, a Texas corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002

                                       /s/ Robert L. Waltrip
                                       ---------------------------------
                                       Robert L. Waltrip
                                       Chairman of the Board and
                                       Chief Executive Officer

                        Service Corporation International
                               a Texas corporation
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Jeffrey E. Curtiss, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Service Corporation International, a Texas corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002

                                       /s/ Jeffrey E. Curtiss
                                       -----------------------------------
                                       Jeffrey E. Curtiss
                                       Senior Vice President
                                       Chief Financial Officer and
                                       Treasurer
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER   DESCRIPTION
       -------  -----------
        12.1    Ratio of earnings to fixed charges for the nine months ended
                September 30, 2002 and 2001.

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

       EXHIBIT
       NUMBER   DESCRIPTION
       -------  -----------
        99.11   Defendants' Original Answer to the Original Petition referred to in Exhibit 99.10. (Incorporated by reference to Exhibit 99.19 to
                Form 10-K for the fiscal year ended December 31, 2000).

        99.12 Plaintiffs' Demand for Arbitration and complaint for Damages filed November 5, 2002 in Case No. _____, James P. Hunter, III and the James P. Hunter, III Family Trust v. Service Corporation
                International, Robert L. Waltrip, L. William Heiligbrodt, and
                George R. Champagne, before the American Arbitration Association in Houston, Texas.

        99.13 Certification of Periodic Financial Reports by Robert L. Waltrip in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

        99.14   Certification of Periodic Financial Reports by Jeffrey E.
                Curtiss in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.