Form 10-K
period 2002-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2003-03-17
CIK 89089

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

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) is $862,198,386 based upon a closing market price of $2.94 on March 10, 2003 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape. At June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates was $1,399,185,466 based upon a closing market price of $4.83 per share.

     The number of shares outstanding of the registrant's common stock as of March 10, 2003 was 298,119,717 (net of treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement in connection with its 2003 Annual
                       Meeting of Shareholders (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SERVICE CORPORATION INTERNATIONAL

                                     INDEX

                                                                         PAGE
                                                                        ------
                                    PART I
Item 1.   Business....................................................     2-5
Item 2.   Properties..................................................     5-6
Item 3.   Legal Proceedings...........................................       6
Item 4.   Submission of Matter to Vote of Security Holders............     6-7

                                   PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................     7-8
Item 6.   Selected Financial Data.....................................     8-9
Item 7.   Management's Discussion and Analysis of Financial Conditions
          and Result of Operations....................................    9-36
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   36-37
Item 8.   Financial Statements and Supplementary Data.................   38-91
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      92

                                   PART III
Item 10.  Directors and Executive Officers of the Company.............      92
Item 11.  Executive Compensation......................................      92
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................      92
Item 13.  Certain Relationships and Related Transactions..............   92-93
Item 14.  Controls and Procedures.....................................      93

                                   PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      93

Signatures............................................................   94-95
Certification of Chief Executive Officer..............................      96
Certification of Principal Financial Officer..........................      97
Exhibit Index.........................................................  98-101

                                     PART I

ITEM 1.  BUSINESS
(DOLLARS IN MILLIONS)

     Service Corporation International is the largest funeral and cemetery company in the world. The terms SCI or the Company include the registrant and its subsidiaries, unless the context indicates otherwise. As of December 31, 2002, the Company operated 2,393 funeral service locations, 451 cemeteries and 189 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in certain countries outside of North America. As of December 31, 2002, the Company's North America operations represented approximately 77% of the Company's consolidated revenues, 84% of consolidated gross profits and 62% of the Company's total operating locations.

     The Company's operations consist of funeral service locations, cemeteries, crematoria and related businesses. The Company's funeral service locations provide all professional services related to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers, burial garments and other ancillary products and services. The Company's cemeteries sell interment rights associated with cemetery property (including mausoleum spaces, lots and lawn crypts) and cemetery merchandise (including stone and bronze memorials, burial vaults, caskets and cremation memorialization products). The Company's cemeteries also perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. The Company owns 190 funeral service/cemetery combination locations and 37 flower shops engaged principally in the design and sale of funeral floral arrangements. With the aging of the population in North America, the Company believes the death care industry possesses attractive characteristics, and the Company is uniquely positioned, with its unparalleled network of funeral service locations and cemeteries, to benefit from these demographic trends.

     The Company was incorporated in Texas in July of 1962. The Company's principal corporate offices are located at 1929 Allen Parkway, Houston, Texas 77019 and its telephone number is (713) 522-5141. The Company's website is http:/www.sci-corp.com. The Company makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company's website is not part of this report.

FUNERAL AND CEMETERY OPERATIONS

  GENERAL

     The funeral and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. As of December 31, 2002, the Company's operations are organized into a North America division covering the United States and Canada, a European division primarily responsible for the Company's French operations and an Other Foreign division relating to operations managed in the Pacific Rim and South America. Each division is under the direction of divisional executive management with substantial industry experience. Local funeral service location and cemetery managers, under the direction of the divisional management, receive support and resources from the Company's headquarters in Houston, Texas and have substantial autonomy with respect to the manner in which services are conducted. The Company's operations in its North America division are segregated into Eastern and Western operations. The Eastern and Western operations in North America are managed by separate operational and financial management teams. Within these Eastern and Western operations in North America, the majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. These clusters are geographical groups of funeral service locations and cemeteries that can share common resources such as operating personnel, preparation services, clerical and accounting staff, limousines, hearses and preneed sales activity.

     The death care industry in North America is characterized by a large number of locally owned, independent operations. To compete successfully, the Company's funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. The Company believes it has an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with local competing funeral homes, cemeteries and retail locations.

     The Company has multiple funeral service locations and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral service locations and cemeteries operate under various names because most operations were acquired as existing businesses. Some of the Company's funeral service locations in its international operations operate under certain brand names specific for a general area or country. The Company has branded its funeral operations in North America under the Dignity Memorial(R) brand name. A national brand name is new and unique to the death care industry in North America. While this branding process is intended to emphasize the Company's seamless national network of funeral service locations and cemeteries in North America, the original names associated with acquired operations with their inherent goodwill and heritage will generally remain the same.

     In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. The west coast of the United States and the State of Florida have the highest concentration of cremation consumers in North America. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company than traditional funeral services. In North America during 2002, 38.2% of all funeral services performed by the Company were cremation cases, compared to 37.0% performed in 2001. The Company has expanded its cremation memorialization products and services in several North American markets, which has resulted in higher average sales for cremation cases compared to historical levels. The Company also continues to expand its nationally branded cremation service locations called National Cremation(R) Service (NCS). NCS currently operates in fourteen high cremation states and has plans to expand to eighteen states by the end of 2003. The Company believes that the NCS consumer would not have chosen traditional funeral service locations as an alternative to NCS, and therefore is considered an incremental customer to the Company.

     Since its inception in the 1960's, the Company had been focused on the acquisition and consolidation of independent funeral homes and cemeteries in the very fragmented death care industry. During the 1990's, the Company also expanded its operations through acquisitions in Europe, Australia, South America and the Pacific Rim. In 1999, the Company, as well as other consolidators in the death care industry, significantly reduced the level of acquisition activity and focused on identifying and addressing underperforming businesses. This focus resulted in the Company divesting of several North American and international operations. During 2002 and 2001, the Company completed joint ventures of its operations in Australia, United Kingdom, Spain and Portugal; and divested of its operations in the Netherlands, Norway, Italy and Belgium. The Company has also implemented plans to sell certain funeral service locations and cemeteries in North America as going concerns or as real estate. The Company is currently in discussions with various third parties concerning the joint venturing of its remaining international operations and intends to operate a core business of high quality funeral service locations and cemeteries in North America.

  FUNERAL SERVICE LOCATIONS

     The Company's 2,393 funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers, burial garments, and other ancillary products and services. The Company's funeral service locations generally experience a greater demand for their services in the winter months primarily related to higher incidents of deaths from pneumonia and influenza.

     In addition to selling its products and services to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. All or a portion of the funds collected from prearranged funeral contracts are placed in trust accounts, pursuant to applicable law, or are used to pay premiums on life insurance policies from third party insurers. In certain situations pursuant to applicable laws, the Company will post a surety bond as financial assurance for a certain amount of the preneed funeral contract in lieu of placing certain funds in trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K for further details on the Company's practice of posting such surety bonds. At December 31, 2002, the Company's Deferred prearranged funeral contract revenues amounted to approximately $4.7 billion. For additional information regarding prearranged funeral activities, see the Prearranged Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in
Item 7 and notes two, three and four to the consolidated financial statements in
Item 8 of this Form 10-K.

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

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery contracts is generally required by law to be paid into perpetual care trust funds. Earnings from perpetual care trust funds are used to defray the maintenance costs of cemeteries. Additionally, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. In certain situations pursuant to applicable laws, the Company will post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing certain funds into trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K for further details on the Company's practice of posting such surety bonds. At December 31, 2002, the Company's Deferred preneed cemetery contract revenue amounted to approximately $1.7 billion. For additional information regarding cemetery preneed activities, see the Prearranged Funeral and Cemetery Activities
section in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K and notes two, three and five to the consolidated financial statements in Item 8 of this Form 10-K.

  COMBINED FUNERAL SERVICE LOCATIONS AND CEMETERIES

     The Company currently owns 190 funeral service/cemetery combination locations in North America in which a funeral service location is physically located within or adjoining a Company cemetery. Combination locations allow certain facility, personnel and equipment costs to be shared between the funeral service location and cemetery and typically have a higher gross margin than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give consumers added convenience to purchase both funeral and cemetery products and services at a single location.

DISCONTINUED OPERATIONS

     The Company formerly owned two insurance companies: a French life insurance company (Auxia) and a U.S. life insurance company (American Memorial Life Insurance Company or AMLIC). These insurance operations assisted in the funding of prearranged funeral contracts sold by Company-owned or affiliated funeral service locations. During 2000, the Company completed the sales of both insurance companies. Accordingly, the consolidated financial statements in this Form 10-K have been reclassified to reflect these operations as discontinued. Operating results from Auxia have been included through August 31, 2000 and the operating results from AMLIC have been included through September 30, 2000, the disposition dates of the respective companies. See note seventeen to the consolidated financial statements in Item 8 of this Form 10-K.

EMPLOYEES

     At December 31, 2002, the Company employed 21,088 (13,427 in the United States) individuals on a full time basis and 7,836 (6,678 in the United States) individuals on a part time basis. Of the full time employees, 20,452 were in the funeral and cemetery operations and 636 were in corporate or other overhead activities and services. All of the Company's eligible United States employees who so elect are covered by the Company's group health and life insurance plans. Eligible United States employees are participants in retirement plans of the Company or various subsidiaries, while foreign employees are covered by other Company defined or government mandated benefit plans. Although labor disputes are experienced from time to time, relations with employees are generally considered favorable.

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

ITEM 2.  PROPERTIES
(DOLLARS IN MILLIONS)

     The Company's executive headquarters are located at 1929 Allen Parkway, Houston, Texas 77019, in a 12-story office building. A wholly owned subsidiary of the Company owns an undivided one-half interest in the building and parking garage. The other undivided one-half interest is owned by an unrelated third party. The Company plans to acquire the building at the end of the lease in July 2005 for $2 million. The property consists of approximately 127,000 square feet of office space and 185,000 square feet of parking space. The Company leases all of the office space in the building for $59 thousand per month. The Company pays all operating expenses. One half of the rent is paid to the wholly owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. The Company owns and utilizes two additional buildings located in Houston, Texas for corporate activities containing a total of approximately 167,000 square feet of office space.

     At December 31, 2002, the Company owned approximately 63% of the real estate and buildings used by its 3,033 funeral service locations, cemeteries and crematoria, and 37% of such facilities are leased. In addition, the Company leased two aircraft pursuant to cancelable operating leases. At December 31, 2002, the Company operated 10,331 vehicles, of which 43% were owned and 57% were leased. For additional information regarding leases, see the Contractual, Commercial and Contingent Commitments section in Financial Condition, Liquidity and Capital Resources in
Item 7 and note ten to the consolidated financial statements in Item 8 of this Form 10-K.

     At December 31, 2002, the Company's 451 cemeteries contained a total of approximately 30,763 acres, of which approximately 55% was developed.

     The specialized nature of the Company's businesses requires that its facilities be well-maintained and kept in good condition and management of the Company believes that these standards are met.

ITEM 3.  LEGAL PROCEEDINGS

     Information regarding legal proceedings is set forth in note ten to the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 14, 2003 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                      YEAR FIRST
                                                                                        BECAME
OFFICER NAME                                AGE               POSITION                OFFICER(1)
------------                                ---               --------                ----------
R. L. Waltrip.............................  72    Chairman of the Board and Chief        1962
                                                  Executive Officer
B. D. Hunter..............................  73    Vice Chairman of the Board             1986
Thomas L. Ryan............................  37    President and Chief Operating          1999
                                                  Officer
Michael R. Webb...........................  44    Executive Vice President               1998
Jeffrey E. Curtiss........................  54    Senior Vice President Chief            2000
                                                  Financial Officer and Treasurer
Stephen M. Mack...........................  51    Senior Vice President Eastern          1998
                                                  Operations
James M. Shelger..........................  53    Senior Vice President General          1987
                                                  Counsel and Secretary
J. Daniel Garrison........................  51    Vice President Operations              1998
                                                  Services
W. Cardon Gerner..........................  48    Vice President Accounting              1999
Frank T. Hundley..........................  43    Vice President Finance                 2000
Eric D. Tanzberger........................  34    Vice President and Corporate           2000
                                                  Controller
Stephen J. Uthoff.........................  51    Vice President Chief Information       2000
                                                  Officer
Sumner J. Waring, III.....................  34    Vice President Western Operations      2002

---------------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Hunter was appointed Vice Chairman of the Board in January 2000. For more than five years, prior to February 2002, Mr. Hunter had been the Chairman of Huntco, Inc., an intermediate steel processor, and was also its Chief Executive Officer prior to May 2000. In February 2002, Huntco, Inc., filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code during a severe downturn in the steel industry. Mr. Hunter has been a director of the Company since 1986 and also served as Vice Chairman of the Board of the Company from September 1986 to May 1989.

     Mr. Curtiss joined the Company as Senior Vice President and Chief Financial Officer in January 2000. In August 2002, Mr. Curtiss' responsibilities changed to include the responsibilities of Treasurer of the Company. From January 1992 until July 1999, Mr. Curtiss served as Senior Vice President and Chief Financial Officer of Browning-Ferris Industries, Inc., a waste services company.

     Mr. Gerner joined the Company in January 1999 in connection with the acquisition of Equity Corporation International (ECI) and in March 1999 was promoted to Vice President Corporate Controller. In August 2002, Mr. Gerner's responsibilities and position changed to Vice President Accounting. Before the acquisition, Mr. Gerner had been Senior Vice President and Chief Financial Officer of ECI since March 1995. Prior thereto, Mr. Gerner was a partner with Ernst & Young LLP.

     Mr. Hundley joined the Company as Vice President Treasurer in March 2000. In August 2002, Mr. Hundley's responsibilities and position changed to Vice President Finance. Prior thereto, Mr. Hundley served for more than five years in various capacities at Banc of America Securities, LLC, its predecessors and affiliates, including as Managing Director.

     Mr. Uthoff joined the Company as Vice President Chief Information Officer in January 2000. From June 1994 through July 1999, Mr. Uthoff served as Vice President -- Planning & Analysis of Browning-Ferris Industries, Inc., a waste services company.

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2002, there were 6,984 holders of record of the Company's common stock.

     In October 1999, the Company suspended payment of regular quarterly cash dividends on its outstanding common stock in order to focus on improving cash flow and reducing existing debt. Under the Company's bank credit agreement, the Company is restricted from paying dividends and making other distributions.

     The table below shows the Company's quarterly high and low common stock prices for the two years ended December 31, 2002:

                                                             2002            2001
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First quarter..........................................  $5.50   $4.55   $4.75   $1.56
Second quarter.........................................   5.15    3.60    7.23    4.22
Third quarter..........................................   4.64    2.25    7.90    5.82
Fourth quarter.........................................   3.71    2.42    6.45    4.64

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

     On May 9, 2002, the Company issued 10,000 shares of common stock to each of ten non-employee directors pursuant to the 2001 Stock Plan for Non-Employee Directors. On May 10, 2002, the Company issued 5,012 shares of common stock to each of nine directors and, pursuant to deferrals, became obligated to issue 5,012 to each of three directors in the future pursuant to the Director Fee Plan. The Company did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a "sale" within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

     For equity compensation plan information, see Part III of this report on pages 92 and 93.

ITEM 6.  SELECTED FINANCIAL DATA
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The following selected consolidated financial data for the years December 31, 1998 through 2002 is derived from the Company's audited consolidated financial statements. This data should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K.

     In 2002, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new pronouncement, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS No. 142, the Company recognized a non-cash charge reflected as a cumulative effect of accounting change of $135.6 million, net of applicable taxes, related to the impairment of goodwill in its North American cemetery reporting unit.

     In 2000, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). See note three to the consolidated financial statements in Item 8 of this Form 10-K for more details on the implementation of SAB No. 101. As a result of this implementation, the Company changed certain of its accounting policies regarding prearranged sales activities. The Company recorded a non-cash charge reflected as a cumulative affect of accounting change of $909.3 million, net of applicable taxes, as of January 1, 2000.

     The selected consolidated statement of operations data presented below is reported on a pro forma basis to reflect the application of SFAS No. 142 and SAB No. 101 to the financial data for the four years ended December 31, 2001 and the two years ended December 31, 1999, respectively. Further, results of operations have been reclassified for all periods presented to separately reflect results of discontinued operations. See note seventeen to the consolidated financial statements of Item 8 of this Form 10-K for further discussion of discontinued operations.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                       PRO FORMA
                                       AS REPORTED   ---------------------------------------------
                                          2002         2001        2000        1999        1998
                                       -----------   ---------   ---------   ---------   ---------
SELECTED CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
  Revenue from continuing
     operations......................   $ 2,272.4    $ 2,510.3   $ 2,564.7   $ 2,745.1   $ 2,354.8
  (Loss) income from continuing
     operations before extraordinary
     items and cumulative effects of
     accounting changes..............   $  (101.2)   $  (549.2)  $  (372.7)  $  (157.2)  $   183.8
  Net (loss) income..................      (231.9)      (550.3)   (1,289.9)     (137.7)      194.9
  Earnings per share:
  (Loss) income from continuing
     operations before extraordinary
     items and cumulative effects of
     accounting changes
     Basic...........................   $    (.34)   $   (1.92)  $   (1.37)  $    (.58)  $     .72
     Diluted.........................        (.34)       (1.92)      (1.37)       (.58)        .70
  Net (loss) income
     Basic...........................   $    (.79)   $   (1.93)  $   (4.74)  $    (.51)  $     .76
     Diluted.........................        (.79)       (1.93)      (4.74)       (.51)        .75
  Cash dividends per share...........          --           --          --         .27         .36
SELECTED CONSOLIDATED BALANCE SHEET
  DATA (AS REPORTED):
  Total assets.......................   $10,723.8    $11,579.9   $12,875.3   $12,978.2   $11,729.8
  Long-term debt, less current
     maturities......................     1,884.5      2,314.0     3,091.3     3,636.1     3,764.6
  Stockholders' equity...............     1,303.8      1,432.9     1,975.8     3,495.3     3,154.1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

INTRODUCTION

     The Company is the largest provider of funeral and cemetery services in the world. As of December 31, 2002, the Company operated 2,393 funeral service locations, 451 cemeteries and 189 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in certain countries outside of North America. As of December 31, 2002, the Company's North America operations represented approximately 77% of the Company's consolidated revenues, 84% of consolidated gross profits and 62% of the Company's total operating locations.

     The Company's funeral and cemetery operations are organized into a North America division covering the United States and Canada, a European division primarily responsible for the Company's French operations and an Other Foreign division relating to operations in the Pacific Rim and South America. The Company's operations in its North America division are segregated into Eastern and Western operations. The Eastern and Western operations in North America are managed by separate operational and financial management teams. Within these Eastern and Western operations in North America, the majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. These clusters are geographical groups of funeral service locations and cemeteries that can share common resources such as operating personnel, preparation services, clerical and accounting staff, limousines, hearses and preneed sales activity.

STRATEGIC INITIATIVES

     Historically, the Company's growth was largely attributable to acquiring funeral and cemetery businesses. This acquisition program created the world's largest network of funeral service locations and cemeteries. During the mid-1990s, the funeral and cemetery acquisition market became extremely competitive resulting in increased acquisition prices and substantially reduced returns on invested capital. In early 1999, the Company announced plans to significantly reduce the level of its acquisition activity and pursue growth from its existing operations. As a result, the Company's strategic plan became focused on reducing overhead costs, increasing cash flow and reducing debt, while at the same time developing key revenue initiatives designed to drive future growth in the Company's funeral and cemetery operations without the significant outlay of capital. At the end of 2002, the Company's capital structure and cash flows were dramatically improved compared to 1999 levels. At December 31, 2002, net debt was $1.78 billion and recurring operating free cash flow was $210 million during 2002. These results, related to net debt and recurring operating free cash flow, were better than guidance ranges previously communicated by the Company. Net debt is defined as total debt less cash and cash equivalents and recurring operating free cash flow is defined in Financial Condition, Liquidity and Capital Resources within Item 7 of this Form 10-K.

     The Company's operational goals during 2003 are to establish new avenues to grow its existing base of funeral and cemetery revenues while diligently managing its cash expenses. The Company will also examine during 2003 other opportunities to grow its North America funeral and cemetery operations primarily using its strong cash flows from operations. These potential growth opportunities could include acquisitions of high-quality funeral service locations and cemeteries in large or strategic North America markets, additional construction of funeral service locations on Company-owned cemeteries and the construction of high-end cemetery property development projects. The Company's financial objectives in 2003 focus on continued stabilization of the Company's capital structure by generating strong cash flows, completing asset divestitures and further debt reduction. A goal of the Company is to obtain a stable "BB" credit rating from Standard & Poor's and a stable "Ba2" credit rating from Moody's, with general access to the capital markets.

     The death care industry in North America is facing several challenges that need to be mitigated in order for the Company to grow its core funeral and cemetery revenues. Such challenges in North America include an increasing trend towards cremation, a lack of near-term projected growth in the number of deaths, pricing competition and the ability to attract and retain high quality individuals to the industry. Additionally, the Company's expectations of valuations related to potential acquisitions of high-quality funeral service locations and cemeteries in North America may be below current seller's expectations.

     In order to grow its existing base of funeral and cemetery revenues in North America and report near-term improvement in these operations, the Company believes it must be successful in executing certain tactical initiatives. The Company believes the following tactical initiatives will solidify the foundational base and create a cultural environment on which to build and grow these operations in the near-term.

     - Increasing the impact of the Company's Dignity Memorial(R) branded funeral and cremation packages.

     - Redesigning the Company's sales processes and organization.

     - Improving the Company's business and financial processes.

     - Developing the appropriate organizational structure in order to promote better teamwork, accountability and execution.

     - Developing other initiatives including the implementation of local market action plans.

     In addition to the Company's national brand name for its operations in North America, Dignity Memorial(R) also represents a unique set of packaged funeral and cremation plans offered exclusively for the Company's network. The Dignity Memorial(R) funeral and cremation packages are designed to simplify customer decision-making and include new products and services, which have traditionally not been available through funeral service locations. The Company's goal is to continue to increase in 2003 the customer selection rate of the Dignity Memorial(R) packaged plans, which on average have a $2,000 higher average revenue per funeral service compared to non-Dignity Memorial(R) sales.

     The Company has recently implemented significant changes to the organizational structure, processes and quality of its sales efforts. These changes are expected to reduce costs and improve cash flows in 2003 in the Company's North America funeral and cemetery operations. Examples of these changes to the Company's sales processes and organization include eliminating ineffective lead procurement programs and shifting to personal referrals, restructuring and aligning compensation and incentive programs, reducing sales management positions and reducing turnover and other unproductive sales activities.

     The Company is currently in the process of improving business and financial processes and systems that support its North America funeral and cemetery operations. These changes are designed to ultimately reduce the Company's costs supporting the core funeral and cemetery operations. Examples of these business and financial processes and system improvements include the implementation of a new point of sale system at the individual funeral home or cemetery level, outsourcing certain accounting functions, redesigning reporting systems and focusing remaining support services to be aligned with the field operational objectives.

     The Company is also currently in the process of streamlining its organizational structure and focusing its near-term training programs on leadership and development of key field management. These changes are designed to foster an environment with the management of its funeral and cemetery operations in North America that promotes teamwork, accountability and execution of the Company's strategic initiatives. Other initiatives the Company is developing include the implementation of local market action plans designed to grow funeral and cemetery revenues and aligning all compensation programs within the Company with clear and definable goals.

     In addition to the Company's tactical initiatives to improve its North America funeral and cemetery operations in the near-term, the Company is currently developing its long-term strategic plan with an emphasis on three concepts that will be addressed and developed to create a strategic framework for future growth in shareholder value.

     - Growing core funeral and cemetery profits by attracting new business to existing locations.

     - Expansion in large or strategic markets in North America.

     - Investing in the Company's human capital.

     The Company believes it must attract new customers and business in order to grow core funeral and cemetery profits over the long-term. Actions by the Company to attract new customers over the long-term include developing a more contemporary marketing model that incorporates market segmentation such as targeting traditional versus cremation consumers, leveraging and developing the power of the Company's Dignity Memorial(R) national brand in North America and continuing to develop affinity relationships with organizations containing large groups of individuals to whom the Company could exclusively market its products and services.

     The Company's long-term strategic plan being developed will also address Company plans to expand its funeral and cemetery network in large or strategic markets in North America. The Company will address in this plan the criteria for such expansion, including future capital deployment through acquisition, construction or franchising of funeral and cemetery operations.

     The Company also believes it must invest in its human capital and resources. Attracting, hiring, developing and retaining high quality management and employees will be a key long-term objective of the Company as it develops this long-term strategic plan.

OUTLOOK FOR 2003

     The Company's outlook for 2003 projects strong cash flows and further improvements in its capital structure compared to 2002. As disclosed earlier in this section, the Company's operational goals during 2003 are to establish new avenues to grow its existing base of funeral and cemetery revenues while diligently managing its cash expenses. The Company will also examine during 2003 other opportunities to grow its North America funeral and cemetery operations primarily using its strong cash flows from operations. These potential growth opportunities could include acquisitions of high-quality funeral service locations and cemeteries in large or strategic North America markets, additional construction of funeral service locations on Company-owned cemeteries and the construction of high-end cemetery property development projects.

     The Company intends to operate a core business of high-quality funeral service locations and cemeteries in North America. Due to the uncertain timing of the Company's expectation to joint venture its French operations during 2003, the Company's 2003 outlook includes its French operating results for the full year of 2003. If the Company executes such a transaction during 2003, the Company's 2003 outlook would be affected accordingly. The Company's French operations are projected to have gross profits of approximately $55-$65 million, cash flows from operating activities of approximately $40-$50 million and capital expenditures of approximately $15-$20 million.

     Due to the uncertainty surrounding the possibility or timing of certain events during 2003, the Company's 2003 outlook does not contain earnings per share guidance calculated in accordance with accounting principles generally accepted in the United States of America (GAAP). Events which the Company believes could possibly occur during 2003 and could have an effect on the Company's 2003 earnings per share include, among others, the following:

     - The possibility of the completion of a joint venture transaction with the Company's French operations.

     - The possibility of gains or losses related to the Company disposing of funeral homes, cemeteries or undeveloped cemetery property associated with previously announced asset disposition programs or in the normal course of its business.

     - The possibility of gains or losses from early extinguishments of debt.

     - The possibility of the recognition of a cumulative effect of an accounting change from the adoption of newly required accounting pronouncements.

     - The possibility of the recognition of costs associated with settlements of litigation to which the Company is currently a party.

     The Company's outlook for 2003 contains only operating and liquidity measures that are calculated in accordance with GAAP. The Company's results to be reported publicly in the future will primarily contain financial results that are GAAP figures. The Company will continue to report results from comparable or "same store" North America funeral and cemetery operations.

  2003 FULL YEAR FORECASTED GAAP MEASURES

                                                              2003 FULL YEAR FORECAST
                                                              -----------------------
Operating Measures
North America Comparable (or "Same Store") Operations:
  Funeral Revenues..........................................    $1,090-$1,150
  Cemetery Revenues.........................................      $500-$550
  Funeral Gross Margin Percentage...........................       18%-22%
  Cemetery Gross Margin Percentage..........................        9%-13%
International Operations:
  Revenues..................................................      $500-$550
  Gross Margin Percentage...................................       10%-14%
General and Administrative Expenses.........................       $75-$85
Interest Expense............................................      $140-$155
Other Income................................................       $10-$20
Consolidated Effective Tax Rate.............................       36%-38%
Liquidity Measures
Depreciation and Amortization...............................      $145-$165
Cash Flows From Operating Activities........................      $350-$400
Capital Expenditures........................................      $110-$130

     The following qualitative commentary describes the Company's assumptions, estimates and beliefs supporting its 2003 outlook.

  Operating Measures

     - The Company's 2003 outlook for North America comparable funeral revenues assumes an equivalent amount to slightly fewer funeral services performed offset by projected low single digit percentage increases in the average revenue per funeral service compared to 2002 levels. The North America comparable funeral gross margin percentage should be positively impacted in 2003 by reductions in costs related to changes in the Company's sales structure and processes. This positive impact will be somewhat offset by increased personnel (including pension) and insurance costs.

     - The Company's 2003 outlook for North America comparable cemetery revenues is projected to be below 2002 levels resulting from more normalized levels of completion of cemetery property development projects in 2003 compared to 2002 as well as from projected reductions in revenues resulting from changes in the Company's sales structure and processes. The North America comparable cemetery gross margin percentage should be flat to slightly down in 2003 as a result of the lower projected cemetery revenues as well as from higher expected cemetery maintenance costs. These negative impacts should be partially offset by cash savings resulting from the changes in the Company's sales structure and processes described earlier.

     - Revenues and the gross margin percentage from international operations are expected to be flat to above 2002 levels primarily related to a projected improvement in operating performance in 2003 from the Company's French operations. In addition to projected operating improvement, the Company's French operations will not incur depreciation expense in 2003 in anticipation of the completion of the joint venture of such operations in 2003. Approximately $8.9 million of depreciation expense was recognized in 2002 related to the Company's French operations. Significant movements in foreign currency, particularly the Euro, could affect these projected results from the Company's international operations.

     - General and administrative expenses in 2003 are projected to be below 2002 levels. This projection includes approximately $4 million of new expenses anticipated in 2003 resulting from the Company's decision to utilize a new long-term incentive compensation program, which will recognize expenses currently as compared to the utilization of stock options in previous periods. As in 2002, the Company will incur in 2003 approximately $13.5 million of accelerated non-cash amortization expense related to existing capitalized system costs as a result of the Company's decision to implement new information systems.

     - Interest expense is projected to be lower in 2003 compared to 2002 levels as the Company believes it will continue to reduce its debt levels.

     - Other income in 2003 is projected to primarily consist of interest income and income from the Company's cash override agreement with a third party insurance company that funds prearranged funeral contracts for consumers.

     - The Company's consolidated effective tax rate is projected to increase to approximately 37% in 2003 primarily related to the utilization in previous years of the Company's net operating loss carry-forwards related to its French operations.

  Liquidity Measures

     - As stated above, the Company's 2003 outlook for depreciation and amortization assumes no depreciation expense related to the Company's French operations in anticipation by the Company of the completion of the joint venture of such operations in 2003. Approximately $8.9 million of depreciation expense was recognized in 2002 related to the Company's French operations. Amortization expense of approximately $40 million is included in the Company's 2003 outlook related to preneed cemetery deferred selling costs in North America.

     - Cash flows from operating activities in 2003 is expected to be above 2002 levels. Approximately $85-$95 million of net non-recurring sources of cash flows, primarily related to a $92 million cash tax refund received in February 2003, is projected to be included in cash flows from operating activities during 2003. In 2002, the Company had net non-recurring sources of cash flows of $82.1 million included in cash flows from operating activities. The Company also does not expect to pay U.S. federal income taxes for the next several years due to tax loss carry-forwards.

     - Capital expenditures are projected to be slightly higher in 2003 as the Company expects to invest more growth capital into projects that are expected to increase future revenues. Of the Company's total projected capital expenditures in 2003 of $110-$130 million, the Company expects to spend approximately $75-$85 million in capital expenditures deemed reasonably necessary to maintain the Company's funeral homes, cemeteries, crematoria and other facilities in a condition consistent with Company standards.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING CHANGES

     The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The following is a discussion of the Company's critical accounting policies pertaining to revenue recognition, the impairment or disposal of long-lived assets, and the use of estimates.

  REVENUE RECOGNITION

     Funeral revenue is recognized when funeral services are performed. The Company's trade receivables primarily consist of amounts due for funeral services already performed. The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings and increasing insurance benefits, are deferred until such time that the funeral services are performed (see note four to the consolidated financial statements in Item 8 of this Form 10-K).

     Sales of atneed cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise delivered. Preneed cemetery interment sales of constructed cemetery burial property are not recognized until a minimum of 10% of the sales price has been collected. Once 10% of the sales price is collected, all of the constructed interment sale revenue is recognized. Revenues related to the preneed sale of unconstructed cemetery burial property is deferred until such property is constructed and the minimum percentage of the sales price has been collected. Currently, the Company defers certain direct selling costs, primarily commissions and fringe benefits, associated with preneed cemetery sales and then expenses those costs as the associated revenue is recognized. (See notes three and five to the consolidated financial statements in Item 8 of this Form 10-K.)

     Costs related to the sales of interment rights are the accumulation of property costs and development costs specifically identified by project. At the completion of the project, costs are charged to operations as revenue is recognized. Costs related to sales of merchandise and services are based on actual costs incurred.

  IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of their carrying amount or fair value less estimated cost to sell.

     In 2002, the Company ceased depreciation of operating assets held for sale during the year. During the year, the Company determined transactions to sell or joint venture certain assets would be delayed until after

2002. As a result, the Company resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates. Key estimates used by management, among others, include:

          Allowance for doubtful accounts -- The Company estimates its allowance for doubtful accounts based on analysis of historical collection activity. These estimates could be impacted by changes in the economy, among other things.

          Depreciation of long-lived assets -- The Company depreciates its long-lived assets over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements. In 2002, the Company changed the estimated useful life of its existing information technology systems as a result of the decision to implement a new North America point of sale system and an upgraded general ledger system. The Company recognized approximately $13.5 million of additional amortization expense relate to this change in estimate.

          Amortization of deferred selling costs -- The Company changed the amortization period of its deferred prearranged funeral selling costs from 20 years to 12 years, a period representing the estimated life of the prearranged funeral contracts. The change in estimate was made in order to more accurately reflect current trends regarding the timeframe from when a prearranged contract is sold to when it is serviced atneed. This change in estimate reduced funeral gross profit by approximately $6.7 million. In future years, this estimate could be further impacted by changes in mortality rates and changes in the demographics of the Company's customers.

          Taxes -- The Company's ability to realize the benefit of its deferred tax assets requires the Company to achieve certain future earnings levels. The Company has established a valuation allowance against a portion of its deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates. The Company intends to permanently reinvest the unremitted earnings of certain of its foreign subsidiaries in those businesses outside the United States and, therefore, has not provided for deferred federal income taxes on such unremitted foreign earnings.

          Preneed cemetery revenues -- The Company recognizes revenues associated with preneed cemetery merchandise and services upon evidence of delivery of such merchandise and services. The Company has an ongoing review program of its obligations for delivery of cemetery merchandise and services. Included in the Company's backlog of preneed cemetery contract revenues of approximately $1.7 billion are estimates made by management related to the status of delivery of cemetery merchandise and services. Any changes in these estimates in future periods and resulting revenue recognition of these obligations will vary and depend upon the outcome of such continuous obligation reviews.

          Pension cost -- The Company's pension costs and liabilities are actuarily determined based on certain assumptions including expected long-term rates of return on plan assets and the discount rate used to compute future benefit obligations. The Company's policy is to use a discount rate comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company's pension benefits. Actuarial gains and losses resulting from changes in the assumptions, or experience different from those assumptions, are amortized over the remaining service period of active employees expected to receive benefits under the plans.

  ACCOUNTING CHANGES

     In 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and established the purchase method for accounting for such transactions. SFAS No. 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new pronouncement, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS No. 142, the Company recognized a charge reflected as a cumulative effect of accounting change of $135.6 million or $.46 per diluted share related to the impairment of goodwill in its North American cemetery reporting unit.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121. SFAS No. 144 requires that long-lived assets to be held and used be written down to fair value when it is concluded that the carrying value of such assets are not recoverable on an undiscounted cash flow basis. Assets to be disposed of by sale are required to be recorded at the lower of their carrying amounts or fair value less estimated cost to sell. The Company adopted SFAS No. 144 during the first quarter of 2002 with no impact on the results of operations, financial position or cash flows.

     In 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities: An Amendment of FASB Statement No. 133." In accordance with these pronouncements, the Company recognized a cumulative effect of accounting change of $7.6 million or $.03 per diluted share. The charge primarily related to the recognition of net deferred charges from interest rate gains and losses realized on the termination of swap agreements designated as cash flow hedges. These charges were previously amortized into interest expense over the terms of the swap agreements, whereas the new standards require recognition as the derivative gains and losses are incurred.

     In 2000, the Company implemented SAB No. 101 which changed the Company's accounting policies regarding the manner in which it records prearranged sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. The accounting change, which occurred as a result of the required implementation of SAB No. 101, has been treated as a change in accounting principle effective as of the beginning of 2000. For a more detailed discussion of these changes, see note three to the consolidated financial statements in Item 8 of this Form 10-K. As a result of the implementation of SAB No. 101, the Company recognized a cumulative effect of accounting change of $909.3 million or $3.34 per diluted share.

RESULTS OF OPERATIONS

     For the year ended December 31, 2002, the Company reported total revenues from continuing operations of $2,272.4 million, representing a 9.5% decrease compared to total revenues from continuing operations for 2001 of $2,510.3 million. Gross profit from continuing operations improved 1.3% to $363.9 million and the gross margin percentage increased in 2002 to 16.0% from 14.3% in 2001. The decline in revenues is primarily attributable to operations disposed in 2001 and 2002, while the improvement in gross profit and margin percentage is the result of the cost reduction initiatives and reduced changes in estimates of previously deferred cemetery revenue during the year. Excluding non-recurring items and including pro forma adjustments to 2001, the Company reported $92.1 million ($.31 per diluted share) and $114.7 million ($.39 per diluted share) of earnings before non-recurring items for the full year of 2002 and 2001, respectively.

     In 2002, the Company ceased amortization of goodwill as required by SFAS No. 142; changed the amortization period of deferred prearranged funeral obtaining costs from 20 to 12 years; changed the allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues; began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations instead of cemetery operations; and ceased depreciation of operating assets held for sale during 2002. In 2002, the Company determined transactions to sell or joint venture certain assets would be delayed until after 2002. As a result, the Company resumed normal depreciation of those assets held in

France and Chile in the third quarter of 2002. For purposes of the following discussion, the Company has presented the financial information for 2001 and 2000 on a pro forma basis as if these changes had been implemented in all years presented. Further, results in all periods presented are representative of the Company's comparable results, which excludes operations that were acquired or constructed after January 1, 2001 and divested by the Company prior to December 31, 2002. As a result, some acquisitions entered into in 2000 may not be included for the full year depending on the timing of the acquisition. Comparable financial results are meant to be reflective of the Company's "same store" results of operations. For further information, refer to Non-GAAP Financial Measures in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The following is a discussion of the Company's results of comparable operations by geographic segment:

                                                          COMPARABLE YEAR ENDED DECEMBER 31, 2002
                       -------------------------------------------------------------------------------------------------------------
                       NORTH AMERICA   % OF REVENUE   EUROPE   % OF REVENUE   OTHER FOREIGN   % OF REVENUE    TOTAL     % OF REVENUE
                       -------------   ------------   ------   ------------   -------------   ------------   --------   ------------
Revenues:
  Funeral............    $1,111.8          64.9%      $479.9      100.0%          $ 6.9           19.9%      $1,598.6       71.7%
  Cemetery...........       602.4          35.1%          --         --%           27.8           80.1%         630.2       28.3%
                         --------         -----       ------      -----           -----          -----       --------      -----
                         $1,714.2         100.0%      $479.9      100.0%          $34.7          100.0%      $2,228.8      100.0%
                         ========         =====       ======      =====           =====          =====       ========      =====
Gross profit and
  margin percentage:
  Funeral............    $  227.4          20.5%      $ 47.4       10.0%          $ 2.8           40.6%      $  277.6       17.4%
  Cemetery...........        77.4          12.8%          --         --%            4.7           16.9%          82.1       13.0%
                         --------         -----       ------      -----           -----          -----       --------      -----
                         $  304.8          17.8%      $ 47.4       10.0%          $ 7.5           21.6%      $  359.7       16.1%
                         ========         =====       ======      =====           =====          =====       ========      =====

                                                     COMPARABLE PRO FORMA YEAR ENDED DECEMBER 31, 2001
                       -------------------------------------------------------------------------------------------------------------
                       NORTH AMERICA   % OF REVENUE   EUROPE   % OF REVENUE   OTHER FOREIGN   % OF REVENUE    TOTAL     % OF REVENUE
                       -------------   ------------   ------   ------------   -------------   ------------   --------   ------------
Revenues:
  Funeral............    $1,099.8          65.1%      $431.3      100.0%          $11.3           18.5%      $1,542.4       70.7%
  Cemetery...........       590.1          34.9%          --         --%           49.9           81.5%         640.0       29.3%
                         --------         -----       ------      -----           -----          -----       --------      -----
                         $1,689.9         100.0%      $431.3      100.0%          $61.2          100.0%      $2,182.4      100.0%
                         ========         =====       ======      =====           =====          =====       ========      =====
Gross profit and
  margin percentage:
  Funeral............    $  236.7          21.5%      $ 36.5        8.5%          $ 2.7           23.9%      $  275.9       17.9%
  Cemetery...........        90.0          15.3%          --         --            12.4           24.8%         102.4       16.0%
                         --------         -----       ------      -----           -----          -----       --------      -----
                         $  326.7          19.3%      $ 36.5        8.5%          $15.1           24.7%      $  378.3       17.3%
                         ========         =====       ======      =====           =====          =====       ========      =====

                                                     COMPARABLE PRO FORMA YEAR ENDED DECEMBER 31, 2000
                       -------------------------------------------------------------------------------------------------------------
                       NORTH AMERICA   % OF REVENUE   EUROPE   % OF REVENUE   OTHER FOREIGN   % OF REVENUE    TOTAL     % OF REVENUE
                       -------------   ------------   ------   ------------   -------------   ------------   --------   ------------
Revenues:
  Funeral............    $1,086.6          68.4%      $422.3      100.0%          $11.9           20.6%      $1,520.8       73.5%
  Cemetery...........       502.1          31.6%          --         --%           45.9           79.4%         548.0       26.5%
                         --------         -----       ------      -----           -----          -----       --------      -----
                         $1,588.7         100.0%      $422.3      100.0%          $57.8          100.0%      $2,068.8      100.0%
                         ========         =====       ======      =====           =====          =====       ========      =====
Gross profit and
  margin percentage:
  Funeral............    $  244.5          22.5%      $ 26.9        6.4%          $ 3.6           30.3%      $  275.0       18.1%
  Cemetery...........        46.3           9.2%          --         --%            7.8           17.0%          54.1        9.9%
                         --------         -----       ------      -----           -----          -----       --------      -----
                         $  290.8          18.3%      $ 26.9        6.4%          $11.4           19.7%      $  329.1       15.9%
                         ========         =====       ======      =====           =====          =====       ========      =====

  FUNERAL

                                                         COMPARABLE FUNERAL SERVICES PERFORMED
                                                   -------------------------------------------------
                                                   NORTH AMERICA   EUROPE    OTHER FOREIGN    TOTAL
                                                   -------------   -------   -------------   -------
December 31:
  2002...........................................     272,792      137,668       4,069       414,529
  2001...........................................     274,684      138,475       4,104       417,263
  2000...........................................     274,147      142,387       4,286       420,820

     Comparable North America funeral revenues increased in 2002 compared to 2001 and 2000 despite a decline in the comparable number of funeral services performed over those same periods. The decline in the number of funeral services performed was offset by an increase in the average revenue per funeral service. The average revenue per funeral service for comparable revenues was $4,042 in 2002, $3,976 in 2001 and $3,938 in 2000. This average revenue per funeral service continues to be positively impacted by the Company's Dignity Memorial(R) packaged funeral plans. The decline in the number of funeral services performed is consistent with trends in mortality information, accumulated by the Company, experienced throughout North America.

     Comparable North America gross profit and margin percentage declined in 2002 compared to 2001 and 2000 as a result of increased costs associated with full-time personnel. The gross margin percentage was within the Company's annual 2002 targeted range of 18% to 23% despite these increases in costs. In both 2002 and 2001, the Company has recorded reductions in the allowance for doubtful accounts associated with funeral receivables in North America as collections have improved.

     In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. The west coast of the United States and the state of Florida have the highest concentration of cremation consumers in North America. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company than traditional funeral services. In North America during 2002, 38.2% of all funeral services performed by the Company were cremation cases, compared to 37.0% and 36.3% performed in 2001 and 2000. In recent years the Company has continued to expand its cremation memorialization products and services in several North America markets which has resulted in higher average sales for cremation cases compared to historical levels. The Company's cremation memorialization products and services include providing memorial services, several options in memorialization gardens built in certain sections of the Company's cemeteries, urns, and niches in mausoleums or columbariums in which to place remains. The Company also continues to expand its nationally branded cremation service company called National Cremation(R) Service (NCS). NCS currently operates in fourteen states with high cremation rates and has plans to continue to expand to eighteen states by the end of 2003. The Company believes that the NCS consumer would not have chosen the Company's traditional funeral service locations as an alternative to NCS, and therefore is considered an incremental customer to the Company.

     Comparable international funeral revenues also increased in 2002 compared to 2001 and 2000 despite a decline in the number of funeral services performed. The effect of foreign currency positively impacted 2002 by approximately $20.2 million and $6.0 million when compared to foreign currency exchange rates in effect during 2001 and 2000, respectively, as a result in the strengthening of the Euro relative to the U.S. dollar. Excluding this effect, revenues increased as a result of increases in the average revenue per funeral service, incremental products and services offered to client families and delivery of burial monuments in France. Comparable international gross profit and margin percentage improved in 2002 compared to 2001 and 2000. The increase in the gross profit and margin percentage was the result of improved results in the Company's French operations, as discussed above.

  CEMETERY

     Comparable North America cemetery revenues increased in 2002 compared to 2001 and 2000 as a result of increases in completed cemetery property development projects and increases in the amount of cash receipts and down payments received from preneed property sales. Preneed cemetery property revenues are recognized when development of the property is completed and customer payments are at least 10% of the total contract amount.

     Comparable North America cemetery gross profit and margin percentage declined in 2002 compared to 2001, but increased compared to 2000 as a result of the Company's ongoing review of obligations to deliver cemetery merchandise and services to customers in order to collect funds due to the Company from applicable cemetery trust funds. As a result of these reviews, the Company recognized revenue related to changes in estimates of previously Deferred preneed cemetery contract revenues. This change in estimate increased revenues and gross profits $23.4 million and $18.3 million, respectively, in 2002 and $68.5 million and $54.9 million in 2001. The Company will continue to review these obligations to deliver cemetery merchandise and services to customers, however, the impact recognized in future periods may not be as significant as prior years.

     Comparable international cemetery revenues decreased in 2002 compared to 2001 and 2000 as a result of the effect of foreign currency translation, which negatively impacted revenues in 2002 by approximately $21.3 million and $25.0 million when compared to foreign currency exchange rates in effect during 2001 and 2000, respectively. In January 2002, the Argentine peso, which previously exchanged at a rate of one peso to one U.S. dollar, was converted to a free floating currency. As a result, the Company's South America operations have experienced negative adjustments in foreign currency translation. Comparable international cemetery gross profit and margin percentage decreased also as a result of the above mentioned currency effects.

  OTHER INCOME AND EXPENSES

     The Company's corporate general and administrative expenses increased in 2002 to $89.8 million from $70.3 million in 2001 and $79.9 million in 2000. Included in the 2002 amount of $89.8 million is $13.5 million of accelerated non-cash amortization expense related to existing capitalized system costs as a result of the Company's decision in 2002 to implement new information systems. The prior periods did not include any such accelerated non-cash amortization expense. In addition to the $13.5 million of accelerated non-cash amortization expense in 2002, general and administrative expenses increased primarily related to approximately $12 million of professional fees and increases in the Company's reserves for litigation matters recognized in the fourth quarter of 2002. Expressed as a percentage of revenue from continuing operations, general and administrative expenses were 3.9%, 2.8% and 3.1% for the years ended December 31, 2002, 2001 and 2000, respectively.

     Impairment losses and other operating expenses, previously disclosed as Restructuring and non-recurring charges, were $289.1 million in 2002 and consisted of (i) $158.5 million for impairment losses from certain funeral and cemetery operations being held for sale, (ii) $40.8 million to adjust the market value of certain options associated with the Company's 6.3% Senior notes due 2020 (putable in 2003), (iii) $39.3 million from relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations,
(iv) $16.2 million related to the additional estimated reduction in the value of the Company's businesses in Argentina due to the continued economic decline, (v) $18.7 million related to the permanent reduction in value of equity investments in North American companies, (vi) $12.9 million of severance costs for former employees and (vii) $2.7 million primarily related to changes in estimates of previously recorded charges for impaired operations. The Company will continue to make adjustments as actual divestitures are consummated or better estimates become available. For further information detailing these non-recurring items, see note sixteen to the consolidated financial statements in Item 8 of this Form 10-K.

     Impairment losses and other operating expenses recorded in 2001 were $644.1 million and consisted of $663.5 million in charges related to (i) the loss on joint venturing the Company's Australian operations, (ii) losses from the disposition of operations in the Netherlands, Norway and Belgium, and (iii) the impairment of certain international operations held for sale. These charges were offset by $19.4 million consisting of favorable changes in estimates of previously recorded charges of certain divested North America funeral homes and cemeteries and the Company's equity investment in a Canadian funeral home and cemetery company. In 2000, the Company recorded impairment losses and other operating expenses of $517.8 million which consisted of (i) $351.2 million of impairment losses related to the planned divestitures of certain North America businesses, (ii) $139.9 million related to the permanent reduction in the carrying value of equity investments, and (iii) $26.7 million in changes in estimates of previously recorded charges.

     The Company recorded certain additional non-recurring items during 2002, 2001 and 2000, related to extraordinary gains on early extinguishments of debt, net losses associated with the sales of the Company's discontinued operations and cumulative effects of accounting changes. For a detailed discussion of these and other non-recurring items, see Non-GAAP Financial Measures included in this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

     Interest expense decreased to $161.5 million in 2002 compared to $211.6 million and $281.5 million in 2001 and 2000, respectively. The decrease in interest expense reflects the successful reduction in the Company's debt balance. The Company's average outstanding debt was $2.2 billion in 2002 compared to $2.8 billion and $3.7 billion in 2001 and 2000, respectively.

     Other income was $19.0 million in 2002 compared to $15.1 million and $17.5 million in 2001 and 2000, respectively. Other income primarily consists of income from various notes receivable and cash investments, equity earnings of investments in certain companies and cash overrides from prearranged funeral sales with third party insurance companies. Other income increased in 2002 as a result of increased income on cash investments offset by an increase in bad debt reserves on a loan to an international crematory made by the Company.

     Gains from dispositions were $16.4 million in 2002 compared to $16.2 million and $17.2 million in 2001 and 2000, respectively. Included in gains from dispositions are asset sales not associated with previously recognized impairment charges. Also included in 2001 was a $2.1 million gain recognized on the sale of 85% of the Company's Spain and Portugal operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
Cash and cash equivalents..............................  $  200.6   $   29.3   $   47.9
Total debt.............................................   1,984.8    2,534.6    3,268.1
                                                         --------   --------   --------
Net debt (total debt less cash)........................  $1,784.2   $2,505.3   $3,220.2
                                                         ========   ========   ========

     The Company continued to improve its balance sheet and liquidity in 2002. The Company's total debt less cash and cash equivalents decreased by $721.1 million or 28.8% during 2002 as a result of strong cash flows and a successful asset divestiture/joint venture program that produced approximately $325 million of net pretax cash proceeds for the Company. The majority of these net pretax cash proceeds resulted from the completion of a joint venture transaction in 2002 related to the Company's operations in the United Kingdom, which generated approximately $273 million of net pretax cash proceeds. Additionally, the Company's debt balance at December 31, 2001 included $113.5 million of debt associated with the financial restructuring of the Company's French subsidiary, which was satisfied with non-cash French financial assets during 2002. In the third quarter of 2002, the Company completed an exchange of $172.2 million of the Company's 6.0% senior notes due 2005 for 7.7% senior notes due 2009. In addition to extending $172.2 million of debt maturities an additional four years, this transaction had the non-cash effect of reducing the Company's net debt by $21.1 million.

     The Company's 2003 outlook discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains liquidity measures that are calculated in accordance with GAAP. The Company's results to be reported publicly in the future will primarily contain financial results that are GAAP financial measures. In 2002 and 2001, the Company has reported the liquidity measure EBITDA before non-recurring items and recurring operating free cash flow. These measures should be considered non-GAAP financial measures and are provided to more clearly present the financial results that management uses to manage its funeral and cemetery businesses. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP are presented in the section Non-GAAP Financial Measures included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company calculates the non-GAAP financial measure EBITDA before non-recurring items for each period presented by adding interest, tax, depreciation and amortization expenses back to earnings before non-recurring items. The term earnings before non-recurring items is a non-GAAP financial measure representing earnings excluding certain non-recurring items. The reconciliation of earnings before non-recurring items to the net losses reported by the Company under GAAP in 2002 and 2001 are contained in the section Non-GAAP Financial Measures included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Reductions in EBITDA before non-recurring items in 2002 compared to 2001 are primarily related to the Company's asset divestiture and joint venture transactions that have occurred. Calculations for EBITDA before non-recurring items for 2002 and 2001 are as follows:

                                                                 FULL YEAR
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Earnings before non-recurring items.........................  $ 92.1   $114.7
Add: Interest expense.......................................   161.5    211.6
      Tax expense not associated with non-recurring items...    39.6     54.8
      Depreciation and amortization(1)......................   128.5    116.9
                                                              ------   ------
EBITDA before non-recurring items...........................  $421.7   $498.0
                                                              ======   ======

---------------

(1) 2001 depreciation and amortization is presented in this table pro forma as if certain accounting changes made in 2002 were implemented in 2001 to provide a more relevant comparison to the 2002 results.

     The Company calculates the non-GAAP financial measure recurring operating free cash flow by adjusting cash flows from operating activities to exclude (i) cash payments associated with the Company's restructuring and non-recurring charges and (ii) other cash receipts or payments (included in cash flows from operating activities) which are of a non-recurring operational nature, and then subtracting maintenance capital expenditures. Total operating free cash flow is calculated in the same manner as above except the amount includes all non-recurring cash payments and receipts and non-recurring or growth capital expenditures. The Company's total operating free cash flow does not include proceeds from business sales or joint ventures. The Company defines maintenance capital expenditures as capital expenditures considered reasonably necessary to maintain the Company's funeral service locations, cemeteries, crematoria and other facilities in a condition consistent with Company standards. Growth capital expenditures are considered expenditures made for the purpose of generating additional or incremental revenues. The reconciliation of recurring operating free cash flow to cash flows from operating activities calculated under GAAP are contained in the Section Non-GAAP Financial Measures included in this Management's Discussion and Analysis of Financial Condition and

Results of Operations. The following table details the calculation described above for the Company's total and recurring operating free cash for 2002 and 2001.

                                                                  FULL YEAR
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Operating free cash flow:
  Consolidated cash flow provided by operating activities...  $ 352.2   $ 383.3
  Payments on restructuring charges.........................     12.8      22.8
                                                              -------   -------
     Adjusted cash flow from operating activities...........    365.0     406.1
                                                              -------   -------
  Capital Expenditures......................................   (100.1)    (74.1)
                                                              -------   -------
TOTAL OPERATING FREE CASH FLOW..............................    264.9     332.0
  Less: Net non-recurring receipts..........................    (54.9)   (161.5)
                                                              -------   -------
RECURRING OPERATING FREE CASH FLOW..........................  $ 210.0   $ 170.5
                                                              =======   =======

     Net non-recurring receipts for 2002 consist of $57.1 million of non-recurring tax refunds, $25.0 million of net non-recurring receipts primarily related to non-recurring funeral and cemetery trust receipts and escrow amounts received related to divestitures, offset by $27.1 million of growth or non-recurring capital expenditures. The $161.5 million of net non-recurring cash receipts in 2001 includes $116.3 million of non-recurring tax refunds and the collection of receivables from funeral and cemetery trust funds of approximately $79.8 million, offset by non-recurring payments of approximately $27.9 million related to the Company's curtailed pension plans and $6.7 million of other non-recurring cash payments.

     The Company's objectives in 2003 focus on continued stabilization of the Company's capital structure by generating strong cash flows, completing asset divestitures and further debt reduction. A goal of the Company is to obtain a stable "BB" credit rating from Standard and Poor's and a stable "Ba2" credit rating from Moody's, with general access to the capital markets.

     The Company believes it currently has strong liquidity. As of February 26, 2003, the Company had liquidity of approximately $350 million, comprised of a cash balance of approximately $250 million and approximately $100 million of availability under the Company's $185 million credit facility. The Company has no cash borrowings under this credit facility, but has issued approximately $85 million of letters of credit under the credit facility. At December 31, 2002, the Company had current maturities of long-term debt of $100.3 million primarily consisting of approximately $84 million of 6.3% Senior Notes due in March 2003. Based on the Company's current cash balances, the Company believes it has adequate means to meet its current maturities of long-term debt.

     At February 26, 2003, the Company's maturity schedule for certain of its outstanding senior public notes due in the near and intermediate term is as follows:

                                                                OUTSTANDING AT
                                                               FEBRUARY 26, 2003
                                                               -----------------
                                                                 (IN MILLIONS)
6.3% senior notes due March 2003............................         $ 76
7.375% senior notes due April 2004..........................         $111
8.375% senior notes due December 2004.......................         $ 51
6.0% senior notes due December 2005.........................         $366

     Based on the Company's current cash balance, its expectation of future annual cash flows, its expectation of future asset divestiture/joint venture proceeds of approximately $300-$400 million, and its current borrowing capacity under its credit facility, the Company believes it has adequate means to meet its near and intermediate maturities of current and long-term debt.

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

     The following table details the Company's known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2002.

                                                              PAYMENTS DUE BY PERIOD
                                              ------------------------------------------------------
CONTRACTUAL OBLIGATIONS                        TOTAL      2003    2004-2005   2006-2007   THEREAFTER
-----------------------                       --------   ------   ---------   ---------   ----------
Current maturities of long-term debt(1).....  $  100.3   $100.3   $     --     $   --       $   --
Long-term debt(1)...........................   1,884.5       --      604.7      348.9        930.9
Casket purchase agreement(2)................     380.0     87.0      293.0         --           --
Operating and capital lease agreements(3)...     210.8     52.9       84.3       38.9         34.7
Contingent purchase obligation(4)...........      40.0       --       40.0         --           --
Management, consultative and non-competition
  agreements(5).............................     218.7     80.2       77.2       41.8         19.5
                                              --------   ------   --------     ------       ------
  TOTAL CONTRACTUAL OBLIGATIONS.............  $2,834.3   $320.4   $1,099.2     $429.6       $985.1
                                              ========   ======   ========     ======       ======

---------------

(1) The Company's outstanding indebtedness contains standard provisions including defaults on scheduled principal and interest payments and changes of control clauses. In addition, the Company's bank credit agreement contains a maximum leverage ratio and a minimum interest coverage ratio. For further information see note seven to the consolidated financial statements in Item 8 of this Form 10-K.

(2) The Company has a purchase agreement with a major casket manufacturer for its North American operations with an original minimum commitment of $750 million over a six-year period expiring at the end of 2004. At December 31, 2002, the Company's remaining maximum commitment under the purchase agreement was $380.0 million. The agreement contains provisions for annual price adjustments. Additionally, the agreement provides for a one-year extension period to 2005 in which the Company is allowed to satisfy any remaining commitment that exists at the end of the original term.

(3) The majority of the Company's operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. The Company's operating leases primarily relate to funeral service locations, automobiles, limousines, hearses, cemetery operating and maintenance equipment and two aircraft. The Company has residual value exposures related to certain operating leases of approximately $7.5 million. The Company believes it is unlikely that it will have to make future cash payments related to these residual value exposures.

(4) In connection with certain acquisitions related to the Company's South America operations, the Company entered into contingent purchase obligations with certain former owners of those businesses. These obligations require the Company to pay additional consideration if cumulative earnings thresholds, as defined in such agreements, are met between 2003 and 2005. As of December 31, 2002, the contingent consideration is estimated to be approximately $40 million. This additional consideration can be paid partially in stock at the discretion of the former owners.

(5) The Company has entered into management employment, consultative and non-competition agreements which contractually require the Company to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees of the Company and former owners of businesses acquired. The contractual obligation amounts pertain to the total commitment outstanding under these agreements and may not be indicative of future expenses to be incurred related to these agreements due to cost rationalization programs completed by the Company. See note sixteen to the consolidated financial statements in Item 8 of this Form 10-K for further discussion regarding these cost rationalization programs.

     The following table details the Company's known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2002.

                                                                EXPIRATION BY PERIOD
                                                ----------------------------------------------------
COMMERCIAL AND CONTINGENT OBLIGATIONS           TOTAL     2003    2004-2005   2006-2007   THEREAFTER
-------------------------------------           ------   ------   ---------   ---------   ----------
Surety obligations(1).........................  $214.1   $214.1     $  --       $ --         $ --
Letters of credit(2)..........................    85.8     85.8        --         --           --
Lending commitment(3).........................     9.6      9.6        --         --           --
Representations and warranties(4).............    30.3      4.3      13.8        3.7          8.5
                                                ------   ------     -----       ----         ----
  TOTAL COMMERCIAL AND CONTINGENT
     OBLIGATIONS..............................  $339.8   $313.8     $13.8       $3.7         $8.5
                                                ======   ======     =====       ====         ====

---------------

(1) In support of the Company's operations, the Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations these surety bonds assure are appropriately recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The total surety bonds outstanding at December 31, 2002 was $314.7 million ($303.7 million related to prearranged funeral and preneed cemetery obligations). In the event all of the high quality surety companies cancelled or did not renew the Company's outstanding surety bonds (generally renewed on a rolling twelve-month basis), the Company would be required to obtain replacement assurance or fund an estimate of $214.1 million as of December 31, 2002, primarily into state mandated trust accounts. At this time, the Company does not believe it will be required to fund material future amounts related to these surety bonds.

(2) The Company is occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure of the Company to satisfy an obligation. The letters of credit are generally posted for 1-year terms and are usually automatically renewed upon maturity until such time as the Company has satisfied the commitment secured by the letter of credit. The Company is obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. The Company believes that it is unlikely it will be required to fund a claim under its outstanding letters of credit. In 2002, the full amount of the letters of credit were supported by the Company's credit facility which expires July 2005.

(3) The Company's lending subsidiary had previously participated in a syndicated credit facility which continues to be outstanding through June 2004. The borrower, Carriage Services, Inc., has the ability to draw upon this undrawn portion of its credit line at any time through maturity, and the Company is required to provide the funding requested up to its total commitment amount, which is $14.4 million.

(4) In addition to letters of credit described above, the Company currently has contingent obligations of $30.3 million related to the Company's asset sale/joint venture transactions. The Company has agreed to guarantee certain representations and warranties associated with such disposition transactions with letters of credit or interest bearing cash investments. The Company has interest bearing cash investments of $15.3 million included in Deferred charges and other assets collateralizing these contingent obligations. The Company does not believe it will ultimately be required to fund to third parties any claims against these representations and warranties.

  SOURCES AND USES OF CASH

     Net cash provided by operating activities was $352.2 million in 2002 compared to $383.3 million in 2001, a decrease of $31.1 million. The decrease is primarily the result of (1) lower tax refunds and (2) less cash received from the collection of receivables related to certain cemetery and funeral trust funds, offset by (3) lower cash interest payments and (4) improvements in working capital. Total cash tax refunds, net of payments, were $54.6 million in 2002 and $100.1 million in 2001. Trust fund receipts from the collection of receivables from certain funeral and cemetery trust funds were $10.8 million and $80.5 million in 2002 and 2001, respectively. Cash interest payments were $158.6 million and $218.4 million in 2002 and 2001 respectively. Also included in net cash provided by operating activities is approximately $95.5 million and $93.0 million of cash receipts from the Company's surety bonding program for 2002 and 2001, respectively. See the further discussion of the Company's surety bonds in the Financial Assurances section included in this Financial Condition, Liquidity and Capital Resources.

     Net cash provided by investing activities was $326.9 million in 2002 compared to $325.4 million in 2001. Net cash provided by investing activities was flat in 2002 compared to 2001, despite an increase in capital expenditures of $25.9 million and lower proceeds from sales and joint ventures of operations of $44.4 million. These changes were offset by reduced cash collateral requirements of $70.9 million as a result of settling certain options and issuing letters of credit under the Company's credit facility.

     Net cash used in financing activities was $505.5 million in 2002 compared to $727.4 million in 2001. Included in 2002 was a use of cash of $57 million related to the final settlement of certain options associated with the Company's senior notes due 2020 (putable 2003). Excluding this transaction, net cash used in financing activities in both periods is related to the Company's continued debt reduction initiatives. The Company primarily used funds collected during these periods from tax refunds, receipts from certain funeral and cemetery trust funds, proceeds from sales and joint ventures of operations and its cash flow from operations to reduce its debt.

  PREARRANGED FUNERAL AND CEMETERY ACTIVITIES

     In addition to selling its products and services to client families at the time of need, the Company also sells prearranged funeral services in most of its service markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. All or a portion of the funds collected from prearranged funeral contracts are placed in trust accounts, pursuant to applicable law, or are used to pay premiums on life insurance policies from third party insurers. In certain situations pursuant to applicable laws, the Company will post a surety bond as financial assurance for a certain amount of the preneed funeral contract in lieu of placing certain funds in trust accounts. See the Financial Assurances section within this Financial Condition, Liquidity and Capital Resources section for further details on the Company's practice of posting such surety bonds.

     Cemetery sales are also made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery contracts is generally required by law to be paid into perpetual care trust funds. Earnings from perpetual care trust funds are used to defray the maintenance costs of cemeteries. Additionally, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. In certain situations pursuant to applicable laws, the Company will post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing certain funds into trust accounts. See the Financial Assurances section within this Financial Condition, Liquidity and Capital Resources section for further details on the Company's practice of posting such surety bonds.

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

     Revenues associated with prearranged contracts are deferred until such time that the funeral or cemetery services are performed or merchandise is delivered. Preneed sales of cemetery interment rights (cemetery burial property) are not recognized until a minimum of 10% of the sales price has been collected and the property has been constructed. Compensation costs incurred related to the acquisition of new prearranged funeral trust contracts, primarily commissions and fringe benefits, are deferred as selling costs and amortized over 12 years, a period representing the estimated life of the prearranged funeral contracts. Prior to 2002, the amortization period was 20 years. As of January 1, 2002, the Company changed the estimated period to 12 years to more accurately reflect current trends regarding the timeframe from selling a preneed contract to when it is serviced atneed. The amount of funeral deferred selling costs amortized in the consolidated statement of operations for North America was $14.5 million and $6.4 million in 2002 and 2001, respectively. Had the Company changed the amortization period in 2001 from 20 to 12 years, the amortization expense would have been $12.3 million in 2001. Cemetery deferred selling costs, primarily commissions and fringe benefits, are expensed as the associated revenues are recognized. Other costs associated with the sales and marketing of prearranged contracts -- lead procurements costs, brochures and marketing materials, advertising and administrative costs -- are expensed as incurred.

     When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third party life insurance companies, the Company earns a commission on the sale of such policies for acting as an agent in selling such insurance contracts. Such general agency revenues are based on a percentage per contract sold and are recognized, net of related expenses, when the insurance purchase transaction between the customer and third party insurance provider has been completed. In 2002 and 2001, $13.0 million and $6.0 million, respectively, of net general agency revenues were recognized. Excluding the related expenses being netted against the associated general agency commissions, the Company recognized $48.1 million and $43.3 million of general agency revenues in 2002 and 2001, respectively. Additionally, the Company may receive cash overrides related to life insurance policies sold as a result of marketing agreements entered into in connection with the sale of its insurance subsidiaries in 2000. These overrides are recorded in Other income in the consolidated statement of operations.

     The table below details the North America results of funeral and cemetery prearranged production for the years ended December 31, 2002 and 2001 and the related deferred selling costs incurred to procure the prearrangements. Additionally, the table reflects revenues recognized and previously deferred selling costs recognized in the consolidated statements of operations associated with previously prearranged production for the years ended December 31, 2002 and 2001.

                                                               NORTH AMERICA
                                                     ---------------------------------
                                                         FUNERAL          CEMETERY
                                                     ---------------   ---------------
                                                      2002     2001     2002     2001
                                                     ------   ------   ------   ------
ORIGINATION:
Prearranged production.............................  $411.1   $398.7   $303.2   $322.7
Deferred selling costs.............................  $ 17.0   $ 14.4   $ 44.2   $ 40.9
MATURITY:
Previously prearranged production included in
  current period revenues..........................  $314.2   $293.0   $297.1   $288.0
Amortization/recognition of deferred selling costs
  in current period(1).............................  $ 14.5   $  6.4   $ 43.6   $ 37.8

---------------

(1) The amortization of funeral deferred selling costs reflects the historical amount recorded in 2001. If the amortization period was changed from 20 to 12 years as of January 1, 2001, the amortization would have been $12.3 million.

     As described earlier, prearranged contracts can be funded through several alternatives. For prearranged funeral or preneed cemetery contracts funded through trusts, generally all or a certain portion of the funds collected are required to be placed into trust accounts, pursuant to applicable law. Funds not required to be placed into trust accounts are retained by the Company and used for working capital purposes to help alleviate the current cost of those prearrangement programs. Realized investment earnings on funds placed into trust accounts are generally accumulated and deferred until the maturity of each prearranged contract. However, in certain states, the Company is allowed to distribute a portion of the realized investment earnings before the prearrangement contract matures. When a prearranged trust contract matures, the Company receives the principal and previously undistributed trust fund income and any remaining receivable due from the customer. In certain situations, the Company can post a surety bond as financial assurance pursuant to applicable law in an amount that would otherwise be required to be trusted. Funds collected on prearranged contracts where the Company has posted a surety bond may be retained by the Company creating a source of working capital cash flow generated from operating activities before the prearranged contract matures. When the prearranged contract matures, the Company receives any remaining receivable due from the customer. Finally, the customer may elect to purchase an insurance contract from a third party life insurance company to fund a prearranged funeral contract, the funds of which are collected and used to pay premiums on life insurance or annuity contracts. Increasing death benefits associated with life insurance contracts are accumulated and deferred until the maturity of each prearranged contract. When a prearranged insurance contract matures, the Company receives the proceeds from the third party insurance companies consisting of the original contract amount and any increasing death benefits.

     Deferred prearranged funeral contract revenue or preneed cemetery contract revenue is recognized in the consolidated statement of operations at the time the service is performed or the merchandise is delivered. For trust or bonded contracts, the revenue recognized is generally greater than the cash received by the Company at the time a prearranged contract matures and creates a negative effect on working capital cash flow generated from operating activities.

     The cash flow activity from originating funeral production until the maturity of the prearranged funeral contract is captured in the line item Net effect of prearranged funeral production and maturities in the consolidated statement of cash flows. Cash flow is provided by the amount retained from funds collected from the customer and distributed trust fund earnings. This is reduced by the payment of deferred selling costs and the use of funds to service matured contracts.

     The cash flow activity from originating the preneed cemetery contract until recognition of the deferred revenue is reflected through Changes in receivables and Changes in other assets in the consolidated statement of cash flows. Changes in receivables is affected by cash flow provided by the amount retained from funds collected from the customer and distributed trust earnings, and is reduced by the use of funds to service preneed cemetery contracts. Changes in other assets is affected by the cash use associated with the payment of deferred selling costs when the preneed cemetery contracts are originated, offset by the reduction in deferred selling costs associated with recognition of the preneed cemetery revenue.

     The following table reflects the total North American backlog of deferred prearranged contract revenues and the prearranged assets associated with the contracts at December 31. The difference between the amounts of Deferred prearranged contract revenues and the prearranged assets associated with such contracts represents future revenues to be recognized in which the associated cash has already been collected by the Company.

                                                    NORTH AMERICA
                           ---------------------------------------------------------------
                                 FUNERAL              CEMETERY                TOTAL
                           -------------------   -------------------   -------------------
                             2002       2001       2002       2001       2002       2001
                           --------   --------   --------   --------   --------   --------
Deferred prearranged
  contract revenues......  $3,638.3   $3,571.8   $1,671.6   $1,733.7   $5,309.9   $5,305.5
Deferred net selling
  costs..................      90.1       93.8      210.3      210.6      300.4      304.4
Prearranged assets:
  Trust related assets...     980.9      984.5      859.3      915.1    1,840.2    1,899.6
  Third party insurance
     related assets......   2,175.5    2,075.4         --         --    2,175.5    2,075.4

     The deferred prearranged contract revenue associated with prearranged funeral contracts and preneed cemetery contracts are reflected separately in the consolidated balance sheet. Both funeral and cemetery deferred selling costs (net of an estimated allowance for cancellation) are included as a component of Deferred charges and other assets. Prearranged assets associated with prearranged funeral contracts, which consist of amounts due from trusts, customer receivables or third party insurance receivables (net of an estimated allowance for cancellations), are reflected as Prearranged funeral contracts separately in the consolidated balance sheet. Prearranged assets associated with preneed cemetery contracts, which consist of amounts due from trusts and customer receivables (net of an estimated allowance for cancellation) are reflected in Current and Long term receivables in the consolidated balance sheet.

     The Company estimates that deferred revenue and deferred selling costs to be recognized in 2003 for North America funeral and cemetery operations are $322.0 million and $15.5 million for funeral, and $216.0 million and $31.5 million for cemetery, respectively.

  FINANCIAL ASSURANCES

     In support of operations, the Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support the Company's prearranged funeral and preneed cemetery activities. The underlying obligations these surety bonds assure are appropriately recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues (see notes four and five to the consolidated financial statements in Item 8 and Prearranged Funeral and Cemetery Activities within Financial Condition, Liquidity and Capital Resources of this Form 10-K for further details regarding the Company's prearranged funeral and preneed cemetery activities). The breakdown of bonds between funeral and cemetery prearrangements, as well as surety bonds for other activities, is as follows:

                                                               DECEMBER 31, 2002
                                                               -----------------
Prearranged funeral.........................................        $108.3
Preneed cemetery:
  Merchandise and services..................................         172.8
  Preconstruction...........................................          22.6
                                                                    ------
     Bonds supporting prearranged funeral and cemetery
      obligations...........................................         303.7
                                                                    ------
Bonds supporting prearranged business permits...............           4.9
Other bonds.................................................           6.1
                                                                    ------
          Total bonds outstanding...........................        $314.7
                                                                    ======

     As the Company sells prearranged funeral contracts and preneed cemetery contracts, the Company intends to post surety bonds where allowed by applicable law. The Company posts the surety bond in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. During 2002 and 2001, the Company recognized $95.5 million and $93.0 million, respectively, in cash receipts attributable to bonded sales.

     Surety bond premiums are paid annually and are automatically renewable, unless prior notice of cancellation, until maturity of the underlying prearranged contracts. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, the Company would be required to obtain replacement assurance or fund a trust for an amount generally less than the posted bond amount, unless the customer's prearranged contract has been paid in full. A quantitative detail of this subject is discussed in the Contractual, Commercial and Contingent Commitments section included within

Financial Condition, Liquidity and Capital Resources. The Company does not believe it will be required to fund material future amounts related to these surety bonds.

     The applicable Florida law which allows posting of surety bonds for prearranged contracts expires December 31, 2004. Unless the law is otherwise amended, the Company plans to shift from bonding to either trust or insurance funding for prearranged funeral and cemetery programs in the state of Florida in the year 2005. Prearranged contracts entered into prior to December 31, 2004 where the Company posts surety bonds will be allowed to continue to be bonded for the remaining life of those contracts. Of the total bonding proceeds received by the Company for 2002 and 2001, approximately $70.3 million and $67.2 million, respectively, were attributable to the state of Florida. Assuming the Company's prearranged funeral and cemetery sales production in Florida in 2005 is consistent with production for the full year of 2002, the pre-tax forecasted cash flow impact of shifting to trusting is expected to be approximately $20 to $25 million lower in that year before considering the cash flow impact of contracts going atneed. This forecast reduction in pre-tax cash flow involves assumptions about the mix of preneed sales among property, merchandise and services and the appropriate levels of trusting required by Florida law. Using the same general assumptions, there would also be expected an estimated cash flow decrease in years 2006 through 2009 of approximately $2 to $7 million per year.

NON-GAAP FINANCIAL MEASURES

     The Company has reported certain operating and liquidity financial measures in this Management's Discussion and Analysis of Financial Condition and Results of Operations that exclude certain non-recurring items. These figures should be considered non-GAAP financial measures and are provided to more clearly present the financial results that management uses to manage its funeral and cemetery businesses. Non-recurring items excluded from certain financial information are related to discontinued operations, non-recurring charges for restructuring activities or planned sales of businesses, cumulative effects of accounting changes and extraordinary gains on early extinguishments of debt.

     The Company has also adjusted the results of operations in 2001 and 2000 to be consistent with the accounting presentations in 2002. Operating results for 2001 and 2000 have been presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations in a pro forma format as if certain changes made in 2002 were implemented in those years to provide a more relevant comparison to the 2002 results. Such changes include (1) discontinuing amortization of goodwill pursuant to new accounting standards, (2) changing the amortization period related to deferred prearranged funeral selling costs from 20 to 12 years, (3) revising the estimated allocation of overhead costs between the funeral and cemetery segments, (4) recognizing as part of funeral operations instead of cemetery operations, those revenues associated with delivered caskets previously prearranged on cemetery contracts and (5) discontinuing the depreciation of certain operating assets held for sale in 2002.

     The following two tables reconcile the non-GAAP financial measures earnings before non-recurring items and diluted EPS before non-recurring items to net loss and diluted loss per share calculated under GAAP.

                                                                 DECEMBER 31,
                                                         -----------------------------
                                                          2002      2001       2000
                                                         -------   -------   ---------
Earnings before non-recurring items....................  $  92.1   $ 114.7   $    58.8
Adjust for 2001 pro forma items (after tax):
  Goodwill amortization................................       --     (47.4)      (52.8)
  Amortization of deferred prearranged funeral
     obtaining costs...................................       --       3.6         3.8
  Depreciation expense related to operations held for
     sale in 2002......................................       --     (14.5)      (21.5)
Adjust for 2002 and 2001 non-recurring items (after
  tax):
  Gains from dispositions, impairment losses and other
     operating expenses................................   (193.3)   (653.0)     (413.8)
  Income from discontinued operations..................       --       1.7        13.3
  Loss on sale of discontinued operations..............       --        --       (43.7)
  Extraordinary gains on early extinguishments of
     debt..............................................      4.9       4.7        21.9
  Cumulative effects of accounting changes.............   (135.6)     (7.6)     (909.3)
                                                         -------   -------   ---------
Net loss...............................................  $(231.9)  $(597.8)  $(1,343.3)
                                                         =======   =======   =========

                                                                 DECEMBER 31,
                                                         -----------------------------
                                                          2002      2001       2000
                                                         -------   -------   ---------
Diluted EPS before non-recurring items.................  $   .31   $   .39   $     .22
Adjust for 2001 pro forma items (after tax):
  Goodwill amortization................................       --      (.17)       (.19)
  Amortization of deferred prearranged funeral
     obtaining costs...................................       --       .01         .01
  Depreciation expense related to operations held for
     sale in 2002......................................       --      (.05)       (.08)
  Effect of dilution...................................       --       .01          --
Adjust for 2002 and 2001 non-recurring items (after
  tax):
  Gains from dispositions, impairment losses and other
     operating expenses................................     (.65)    (2.28)      (1.52)
  Income from discontinued operations..................       --       .00         .05
  Loss on sale of discontinued operations..............       --        --        (.16)
  Extraordinary gains on early extinguishments of
     debt..............................................      .01       .02         .08
  Cumulative effects of accounting changes.............     (.46)     (.03)      (3.34)
                                                         -------   -------   ---------
Diluted loss per share.................................  $  (.79)  $ (2.10)  $   (4.93)
                                                         =======   =======   =========

     The Company calculates EBITDA for each period by adding interest, tax, depreciation and amortization expenses back to earnings before non-recurring items. Reported EBITDA before non-recurring items for the years ended December 31, 2002, 2001 and 2000 is $421.7 million, $498.0 million and $489.3 million, respectively. The following table reconciles EBITDA before non-recurring items to the Company's operating loss calculated under GAAP.

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
EBITDA before non-recurring items.......................  $ 421.7   $ 498.0   $ 489.3
Less: Depreciation and amortization.....................   (128.5)   (193.9)   (224.1)
  Impairment losses and other operating expenses........   (289.1)   (644.1)   (517.8)
  Other income..........................................    (19.0)    (15.1)    (17.5)
                                                          -------   -------   -------
Operating loss..........................................  $ (14.9)  $(355.1)  $(270.1)
                                                          =======   =======   =======

     The Company calculates the non-GAAP financial measure recurring operating free cash flow by adjusting cash flows from operating activities to exclude (i) cash payments associated with the Company's restructuring and non-recurring charges and (ii) other cash receipts or payments (included in cash flows from operating activities) which are of a non-recurring operational nature and then subtracting maintenance capital expenditures. The Company defines maintenance capital expenditures as capital expenditures considered reasonably necessary to maintain the Company's funeral homes, cemeteries, crematoria and other facilities in a condition consistent with Company standards. The following table reconciles recurring operating free cash flow to cash flows from operating activities calculated under GAAP. The following table reconciles recurring operating free cash flow to cash flows from operating activities calculated under GAAP.

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Recurring operating free cash flow..........................  $210.0   $170.5
Add back: Net non-recurring items...........................    54.9    161.5
                                                              ------   ------
Total operating free cash flow..............................   264.9    332.0
Add back: Capital expenditures..............................   100.1     74.1
Less: Payments on restructuring charges.....................   (12.8)   (22.8)
                                                              ------   ------
Cash flows from operating activities........................  $352.2   $383.3
                                                              ======   ======

OTHER MATTERS

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 defines the terms related to variable interest entities and clarifies if such entities should be consolidated. The Company is currently assessing the impact of FIN No. 46 on the Company's results of operations, financial position and cash flows.

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

     As of December 31, 2002, the Company had approximately $2.0 billion in debt. The Company's indebtedness may limit its ability to obtain additional financing, limit its flexibility in planning for, or reacting to, changes in its markets, require the sale of assets which it would otherwise want to retain and require the dedication of more cash flow to service its debt than it desires. The Company's ability to satisfy its indebtedness in a timely manner will be dependent on the successful execution of its long-term strategic plan and the resulting improvements in its operating performance.

  The Company's bank credit agreement and indentures contain covenants that may prevent the Company from engaging in certain transactions.

     The Company's bank credit agreement and indentures contain, among other things, various affirmative and negative covenants that may prevent the Company from engaging in certain transactions that might otherwise be considered beneficial to the Company. These covenants limit, among other things, the ability of the Company and its subsidiaries to:

     - borrow money;

     - pay dividends or distributions;

     - purchase or redeem stock;

     - make investments;

     - engage in transactions with affiliates;

     - engage in sale-leaseback transactions; and

     - consummate certain liens on assets.

     The credit agreement also requires the Company to maintain certain financial ratios and satisfy other financial condition tests. Although the maturity of the Company's bank credit agreement brings an end to the restrictions created by it, any future credit agreements or indentures may contain terms and conditions that are more or less restrictive than those of the existing bank credit agreement and indentures.

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

     In North America and most international markets in which the Company operates, the funeral and cemetery industry is characterized by a large number of locally owned, independent operations. To compete successfully, the Company's funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish itself from its competitors. If it is unable to successfully compete, the Company, its financial condition, results of operations and cash flows could be materially adversely effected.

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

     As of December 31, 2002, net unrealized depreciation in the prearranged funeral and cemetery merchandise and services trust funds amounted to $68.7 million and $50.1 million respectively. The perpetual care trust funds had net unrealized appreciation of $7.0 million as of December 31, 2002. See notes four and five to the consolidated financial statements in Item 8 of this Form 10-K. The following table summarizes the investment returns excluding fees on the Company's trust funds for the last three years.

                                                              2002   2001   2000
                                                              ----   ----   ----
Prearranged funeral trust funds.............................  (7.6)% 1.7%   2.8%
Cemetery merchandise and services trust funds...............  (5.5)% 1.0%   5.3%
Perpetual care trust funds..................................   5.3%  4.3%   9.4%

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

     The Company's long-term strategic plan includes the joint venture or sale of its remaining international operations outside of North America in order to create cash proceeds to reduce debt. For example, the Company believes it can joint venture its French operations in 2003. If the Company is unable to joint venture or sell these operations on acceptable terms or otherwise, it could adversely affect the Company's ability to achieve its strategic plan.

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

  The Company is the subject of lawsuits in Florida that, if decided against it, could have a negative effect on its financial condition, results of operations and cash flows and the Company may be subject to additional class action or other significant lawsuits in the future.

     Since December 2001, private plaintiffs and the state of Florida have brought proceedings against the Company for, among other things, allegedly deceiving customers by destroying caskets and remains and overselling space in two south Florida cemeteries owned by a Florida operating subsidiary. The private lawsuit is a purported class action which has not been certified but seeks substantial damages. The state actions involve, among other things, the appointment of an examiner to oversee the remedial actions and burial processes at the two cemeteries, as well as a criminal investigation by the Florida Department of Law Enforcement Agency. The ultimate outcome of these cases cannot be determined at this time. The Company has insurance policies which are designed to limit cash outflows in the event of a decision adverse to it in these matters. If the costs or damages awarded against the Company in these matters exceed the insurance coverage, if the insurance coverage is determined not to apply to these amounts, or if an insurance carrier is unable to pay, the Company would have to pay them out of its own funds, which could have a material adverse effect on the Company, its financial condition, results of operations and cash flows. In addition, the Company is in the ordinary course of business involved in other litigation proceedings. There is a risk that one of the lawsuits that the Company does not view as significant at the moment, or an additional lawsuit brought in the future, could have a material adverse effect on the Company, its financial condition, results of operations or cash flows.

  The Company is the subject of securities fraud class action lawsuits that, if decided against it, could have a negative effect on its financial condition, results of operations and cash flows.

     In January 1999, numerous putative class-action lawsuits were filed in the United States District Courts for the Southern and Eastern Districts of Texas, on behalf of persons and entities who (1) acquired shares of the Company's common stock in the merger with Equity Corporation International, or ECI; (2) purchased shares of the Company's common stock in the open market during the period from July 17, 1998 through January 26, 1999 (referred to herein as the class period); (3) purchased call options in the open market during the class period; (4) sold put options in the open market during the class period; (5) held employee stock options in ECI that became options to acquire the Company's stock pursuant to the ECI merger; and (6) held employee stock options to purchase the Company's common stock under a plan during the class period. These actions have been consolidated into one lawsuit in the federal court in Houston, Texas. The consolidated complaint alleges that the Company and three of its current or former executive officers and directors violated federal securities laws by making false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business and other financial matters, including in connection with the ECI merger. Plaintiffs allege damages based on the market loss, during the class period, of the outstanding shares, including those exchanged in the ECI merger. In October 1999, the Company filed a motion to dismiss the consolidated complaint that has not been ruled on by the court.

     Four similar cases were also brought in the state courts of Texas by former officers, directors and shareholders of ECI alleging violations of Texas securities laws and statutory and common law fraud in connection with the ECI merger.

     The ultimate outcome of the stockholder class-action and employee cases cannot be determined at this time. The plaintiffs have not been required to quantify their claim of damages, but the Company believes they are likely to seek substantial amounts. Certain insurance policies held by the Company may limit the Company's cash outflows in the event of a decision adverse to the Company in these matters. If the legal costs or the damages awarded against the Company exceed the insurance coverage, if the insurance coverage is determined not to apply to these amounts, or if an insurance carrier is unable to pay, the Company would have to pay them out of its own funds, which could have a material adverse effect on the Company, its financial condition, results of operations or cash flows.

  RISKS RELATED TO THE DEATH CARE INDUSTRY

  If the number of deaths in the Company's markets declines, its cash flows and revenues may decrease.

     The United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately one percent per year from 2000 to 2010. However, longer life spans could reduce the number of deaths. If the number of deaths declines, the number of funeral services and interments performed by the Company will decrease and the Company, its financial condition, results of operations and cash flows may be materially adversely effected.

  The growing trend in the number of cremations performed in North America could result in lower revenue and gross profit dollars.

     In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars to the Company than traditional funeral services. In North America during 2002, 38.2% of all funeral services performed by the Company were cremation cases compared to 37.0% and 36.3% performed in 2001 and 2000, respectively. In recent years the Company has continued to expand its cremation memorialization products and services in several North American markets, which has resulted in higher average sales for cremation cases compared to historical levels. The Company also continues to expand its nationally branded cremation service locations called National Cremation(R) Service. If the Company is unable to successfully expand its cremation memorialization products and services or its nationally branded cremation service locations, the Company, its financial condition, results of operations and cash flows could be materially adversely effected.

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

     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs and decrease cash flows. For example, foreign, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Some states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate the ability of the Company to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which the Company operates, these and other possible proposals could have a material adverse effect on the Company, its financial condition, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information presented below should be read in conjunction with notes eight and nine to the consolidated financial statements in Item 8 of this Form 10-K.

     The Company historically used derivatives primarily in the form of interest rate swaps and cross-currency interest rate swaps in combination with local currency borrowings in order to manage its mix of fixed and floating rate debt and to hedge the Company's net investment in foreign assets. The Company generally does not participate in derivative transactions that are leveraged or considered speculative in nature. The Company was not a party to any derivative transactions at December 31, 2002.

     At December 31, 2002 and 2001, 99% of the Company's total debt consisted of fixed rate debt at a weighted average rate of 6.87% and 6.75%, respectively.

     The Company does not have a significant investment in foreign operations that are in highly inflationary economies. Approximately 8% of the Company's net investment and 21% of its operating income excluding impairment charges and other operating expenses are denominated in foreign currencies at December 31, 2002. At December 31, 2001, approximately 16% of the Company's net investment and 26% of its operating income excluding impairment charges and other operating expenses were denominated in foreign currencies.

MARKETABLE EQUITY AND DEBT SECURITIES -- PRICE RISK

     In connection with the Company's prearranged funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2002 and 2001 are presented in notes four and five to the consolidated financial statements in Item 8 of this Form 10-K.

MARKET-RATE SENSITIVE INSTRUMENTS -- INTEREST RATE AND CURRENCY RISK

     The Company performs a sensitivity analysis to assess the impact of interest rate and exchange rate risks on earnings. This analysis determines the effect of a hypothetical 10% adverse change in market rates. In actuality, market rate volatility is dependent on many factors that are impossible to forecast. Therefore, the adverse changes described below could differ substantially from the hypothetical 10% change.

     At December 31, 2002, the Company was not a party to any derivative transactions. At December 31, 2001, the Company was party to two derivative instruments that were subject to interest rate and currency exchange rate exposures. Although the derivative instruments outstanding at December 31, 2001 were sensitive to market rates, they have been excluded from this analysis since they qualify and are designated as effective hedges of net foreign investments. Given this, the changes in the market values of these instruments, caused by market rates, do not affect interest expense. Therefore, the effect of the sensitivity analysis described below results solely from the Company's debt instruments.

     A sensitivity analysis of debt instruments with variable interest rate components was modeled to assess the impact that changing interest rates could have on pretax earnings. The sensitivity analysis assumes an instantaneous 10% adverse change to the then prevailing interest rates with all other variables held constant. Given this model, the Company's pretax earnings, on an annual basis, would not change in 2002 and would be negatively impacted by approximately $150 thousand on December 31, 2001.

     A similar model was used to assess the impact of changes in exchange rates for foreign currencies on interest expense. At December 31, 2002, the Company's debt exposure was primarily associated with the Euro. At December 31, 2001, the Company's debt exposure was primarily associated with the British pound. A 10% adverse change in the strength of the U.S. dollar would have negatively affected the Company's interest expense, on an annual basis, by approximately $190 thousand and $800 thousand on December 31, 2002, and 2001, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                              PAGE
                                                              ----
Financial statements:
  Report of Independent Accountants.........................     39
  Consolidated Statement of Operations for the three years
     ended December 31, 2002................................     40
  Consolidated Balance Sheet as of December 31, 2002 and
     2001...................................................     41
  Consolidated Statement of Cash Flows for the three years
     ended December 31, 2002................................     42
  Consolidated Statement of Stockholders' Equity for the
     three years ended December 31, 2002....................     43
  Notes to Consolidated Financial Statements................  44-90
Financial Statement Schedule:
  II -- Valuation and Qualifying Accounts...................     91

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Service Corporation International

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in note three to the consolidated financial statements, the Company changed its method of accounting for goodwill on January 1, 2002, changed its method of accounting for derivative financial instruments and hedging activities on January 1, 2001 and changed its method of accounting for prearranged sales activities on January 1, 2000.

PricewaterhouseCoopers LLP

Houston, Texas
March 14, 2003

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2002           2001           2000
                                                        ------------   ------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................  $ 2,272,423    $ 2,510,343    $ 2,564,730
Costs and expenses....................................   (1,908,508)    (2,150,957)    (2,237,088)
                                                        -----------    -----------    -----------
          Gross profits...............................      363,915        359,386        327,642
General and administrative expenses...................      (89,752)       (70,309)       (79,932)
Impairment losses and other operating expenses........     (289,054)      (644,147)      (517,776)
                                                        -----------    -----------    -----------
          Operating loss..............................      (14,891)      (355,070)      (270,066)
Interest expense......................................     (161,494)      (211,626)      (281,548)
Other income..........................................       19,021         15,044         17,455
Gains from dispositions...............................       16,401         16,224         17,181
                                                        -----------    -----------    -----------
          Loss from continuing operations before
            income taxes, extraordinary items and
            cumulative effects of accounting
            changes...................................     (140,963)      (535,428)      (516,978)
Benefit (provision) for income taxes..................       39,740        (61,199)        91,455
                                                        -----------    -----------    -----------
Loss from continuing operations before extraordinary
  items and cumulative effects of accounting
  changes.............................................     (101,223)      (596,627)      (425,523)
Income from discontinued operations (net of income tax
  expense of $936 and $6,543 respectively)............           --          1,701         13,347
Loss on disposal of discontinued operations (net of
  income tax expense of $73,839)......................           --             --        (43,733)
Extraordinary gains on early extinguishments of debt
  (net of income tax expense of $2,880, $3,024, and
  $12,630, respectively)..............................        4,903          4,731         21,973
Cumulative effects of accounting changes (net of
  income tax benefit of $11,234, $5,318 and $522,491,
  respectively).......................................     (135,560)        (7,601)      (909,315)
                                                        -----------    -----------    -----------
          Net loss....................................  $  (231,880)   $  (597,796)   $(1,343,251)
                                                        ===========    ===========    ===========
Basic and diluted earnings per share:
  Loss from continuing operations before extraordinary
     items and cumulative effects of accounting
     changes..........................................  $      (.34)   $     (2.09)   $     (1.56)
  Income from discontinued operations.................           --            .00            .05
  Loss on disposal of discontinued operations.........           --             --           (.16)
  Extraordinary gains on early extinguishments of
     debt.............................................          .01            .02            .08
  Cumulative effects of accounting changes............         (.46)          (.03)         (3.34)
                                                        -----------    -----------    -----------
          Net loss....................................  $      (.79)   $     (2.10)   $     (4.93)
                                                        ===========    ===========    ===========
Basic and diluted weighted average number of shares...      294,533        285,127        272,172
                                                        ===========    ===========    ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   SHARE AMOUNTS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   200,625   $    29,292
  Receivables, net of allowances............................      291,765       386,479
  Inventories...............................................      135,529       168,975
  Other.....................................................      126,980       245,207
                                                              -----------   -----------
          Total current assets..............................      754,899       829,953
                                                              -----------   -----------
Prearranged funeral contracts, net of allowances............    4,273,790     4,109,195
Long-term receivables, net of allowances....................    1,156,458     1,249,492
Cemetery property, at cost..................................    1,567,584     1,924,773
Property, plant and equipment, at cost (net)................    1,188,340     1,357,410
Deferred charges and other assets...........................      598,536       699,805
Goodwill (net)..............................................    1,184,178     1,409,309
                                                              -----------   -----------
                                                              $10,723,785   $11,579,937
                                                              ===========   ===========

                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   361,910   $   484,150
  Current maturities of long-term debt......................      100,330       220,640
  Income taxes..............................................        2,043         5,812
                                                              -----------   -----------
          Total current liabilities.........................      464,283       710,602
                                                              -----------   -----------
Long-term debt..............................................    1,884,508     2,313,973
Deferred prearranged funeral contract revenues..............    4,659,994     4,596,116
Deferred preneed cemetery contract revenues.................    1,672,661     1,756,041
Deferred income taxes.......................................      522,453       546,747
Other liabilities...........................................      216,115       223,597
Commitments and contingencies (note ten)
Stockholders' equity:
  Common stock, $1 per share par value, 500,000,000 shares
     authorized, 297,010,237 and 292,153,765 issued and
     outstanding (net of 2,516,396 and 2,502,190 treasury
     shares at par).........................................      297,010       292,154
  Capital in excess of par value............................    2,259,936     2,246,055
  Accumulated deficit.......................................   (1,046,029)     (814,149)
  Accumulated other comprehensive loss......................     (207,146)     (291,199)
                                                              -----------   -----------
          Total stockholders' equity........................    1,303,771     1,432,861
                                                              -----------   -----------
                                                              $10,723,785   $11,579,937
                                                              ===========   ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2002        2001         2000
                                                              ---------   ---------   -----------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................................  $(231,880)  $(597,796)  $(1,343,251)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Income from discontinued operations, net of tax..........         --      (1,701)      (13,347)
   Loss on disposal of discontinued operations, net of
     tax....................................................         --          --        43,733
   Extraordinary gains on early extinguishments of debt, net
     of tax.................................................     (4,903)     (4,731)      (21,973)
   Cumulative effects of accounting changes, net of tax.....    135,560       7,601       909,315
   Depreciation and amortization............................    128,546     193,937       224,031
   Provision for deferred income taxes......................    104,345      72,695        45,039
   Impairment losses and other operating expenses...........    289,054     644,147       517,776
   Payments on restructuring charges........................    (12,806)    (22,794)      (46,655)
   Gains from dispositions..................................    (16,401)    (16,224)      (17,181)
   Net effect of interest rate component of swap
     terminations...........................................         --          --       (32,840)
   Change in assets and liabilities, net of effects from
     acquisitions and dispositions:
     Decrease (increase) in receivables.....................     27,972      50,360       191,137
     Decrease (increase) in other assets....................     88,587     100,516      (265,504)
     Decrease in other liabilities..........................   (178,126)   (106,409)     (109,975)
     Net effect of prearranged funeral production and
      maturities............................................     19,605      45,979       112,520
     Other..................................................      2,619      17,755        30,775
                                                              ---------   ---------   -----------
Net cash provided by continuing operations..................    352,172     383,335       223,600
Net cash provided by discontinued operations................         --          --       144,640
                                                              ---------   ---------   -----------
Net cash provided by operating activities...................    352,172     383,335       368,240
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.......................................   (100,045)    (74,164)      (83,370)
 Proceeds from joint ventures and sales of equity
   investments, net of cash retained........................    291,795     285,688       278,025
 Proceeds from divestitures and sales of property and
   equipment................................................     76,292     126,792        92,593
 Net withdrawals (deposits) of restricted funds.............     58,035     (12,874)      (68,753)
 Proceeds from sales of loans by lending subsidiary.........         --          --        84,803
 Principal payments received on loans by lending
   subsidiary...............................................         --          --        21,649
 Other......................................................        848         (32)       (8,913)
                                                              ---------   ---------   -----------
Net cash provided by continuing operations..................    326,925     325,410       316,034
Net cash used in discontinued operations....................         --          --      (122,966)
                                                              ---------   ---------   -----------
Net cash provided by investing activities...................    326,925     325,410       193,068
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in borrowings under credit agreements.........    (29,061)   (734,186)     (395,096)
 Payments of debt...........................................    (75,857)   (166,262)     (126,342)
 Proceeds from long-term debt issued........................         --     345,000            --
 Early extinguishments of debt..............................   (307,232)   (155,545)     (194,097)
 Net effect of cross-currency component of swap
   terminations.............................................         --          --       143,498
 Settlement of options......................................    (57,000)
 Bank overdrafts and other..................................    (36,332)    (16,445)        7,574
                                                              ---------   ---------   -----------
Net cash used in financing activities.......................   (505,482)   (727,438)     (564,463)
Effect of foreign currency..................................     (2,282)         76          (131)
                                                              ---------   ---------   -----------
Net increase (decrease) in cash and cash equivalents........    171,333     (18,617)       (3,286)
Adjust for change in cash and cash equivalents associated
 with discontinued operations...............................         --          --        (6,619)
Cash and cash equivalents of continuing operations at
 beginning of period........................................     29,292      47,909        57,814
                                                              ---------   ---------   -----------
Cash and cash equivalents of continuing operations at end of
 period.....................................................  $ 200,625   $  29,292   $    47,909
                                                              =========   =========   ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                                      CAPITAL IN    RETAINED         OTHER
                                                           COMMON     EXCESS OF     EARNINGS     COMPREHENSIVE
                                                           STOCK      PAR VALUE     (DEFICIT)    INCOME (LOSS)      TOTAL
                                                         ----------   ----------   -----------   -------------   -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1999...........................  $  272,064   $2,156,301   $ 1,126,898     $ (59,990)    $ 3,495,273
Comprehensive loss:
  Net loss.............................................                             (1,343,251)                   (1,343,251)
  Other comprehensive loss:
    Foreign currency translation.......................                                             (202,709)       (202,709)
    Unrealized loss on securities, net.................                                               (4,792)         (4,792)
    Minimum pension liability adjustment, net..........                                              (12,724)        (12,724)
    Reclassification adjustment for realized loss on
      securities.......................................                                               27,014          27,014
    Reclassification adjustment for realized loss on
      foreign currency translation.....................                                               16,044          16,044
                                                                                                                 -----------
      Total other comprehensive loss...................                                                             (177,167)
                                                                                                                 -----------
Comprehensive loss.....................................                                                           (1,520,418)
Common Stock issued:
  Stock option exercises and stock grants..............          33          100                                         133
  Acquisitions.........................................          61          186                                         247
  Contributions to employee 401(k).....................         356          456                                         812
Repurchase of common stock.............................          (7)        (219)                                       (226)
                                                         ----------   ----------   -----------     ---------     -----------
Balance at December 31, 2000...........................     272,507    2,156,824      (216,353)     (237,157)      1,975,821
Comprehensive loss:
  Net loss.............................................                               (597,796)                     (597,796)
  Other comprehensive loss:
    Foreign currency translation.......................                                              (76,403)        (76,403)
    Minimum pension liability adjustment, net..........                                              (16,629)        (16,629)
    Reclassification adjustment for realized loss on
      foreign currency translation.....................                                               38,990          38,990
                                                                                                                 -----------
      Total other comprehensive loss...................                                                              (54,042)
                                                                                                                 -----------
Comprehensive loss.....................................                                                             (651,838)
Common Stock issued:
  Stock option exercises and stock grants..............         627        2,367                                       2,994
  Contributions to employee 401(k) and cash balance
    plan...............................................       3,576       15,559                                      19,135
  Debenture conversions................................         244        5,284                                       5,528
  Debenture extinguished using common stock............      15,200       66,021                                      81,221
                                                         ----------   ----------   -----------     ---------     -----------
Balance at December 31, 2001...........................     292,154    2,246,055      (814,149)     (291,199)      1,432,861
Comprehensive loss:
  Net loss.............................................                               (231,880)                     (231,880)
  Other comprehensive income:
    Foreign currency translation.......................                                               43,776          43,776
    Minimum pension liability adjustment, net..........                                               (7,202)         (7,202)
    Reclassification adjustment for realized loss on
      foreign currency translation.....................                                               47,479          47,479
                                                                                                                 -----------
      Total other comprehensive income.................                                                               84,053
                                                                                                                 -----------
Comprehensive loss.....................................                                                             (147,827)
Common Stock issued:
  Stock option exercises and stock grants..............         173          414                                         587
  Contributions to employee 401(k).....................       4,683       13,467                                      18,150
                                                         ----------   ----------   -----------     ---------     -----------
Balance at December 31, 2002...........................  $  297,010   $2,259,936   $(1,046,029)    $(207,146)    $ 1,303,771
                                                         ==========   ==========   ===========     =========     ===========

                (See notes to consolidated financial statements)

                       SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE ONE

  NATURE OF OPERATIONS

     Service Corporation International (SCI or the Company) is the largest provider of death care services in the world through its funeral service and cemetery operations. At December 31, 2002, the Company operated 2,393 funeral service locations, 451 cemeteries and 189 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in four countries outside of North America.

     The funeral service locations and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 190 combination locations that contain a funeral service location within a Company owned cemetery.

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

     In 2002, the Company began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations. Previously, such casket revenue was recognized in cemetery operations. The Company reclassified prior year operating results to conform to the current period presentation with no effect on previously reported results of operations, financial position or cash flows.

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

     The Company has an ongoing review program of its obligations to deliver cemetery merchandise and services to customers in order to collect funds from applicable cemetery trust funds. As a result of this ongoing review, the Company has recognized changes in estimates of Deferred preneed cemetery contract revenues which had the effect of increasing revenues and gross profits in 2002 by $23,400 and $18,300, respectively, compared to $68,500 and $54,900, respectively, in 2001. The Company intends to continue to review these obligations, however, the impact recognized in future periods will depend on the outcome of such reviews.

                       SERVICE CORPORATION INTERNATIONAL

     In 2002, the Company changed the amortization period related to deferred prearranged funeral selling costs from 20 years to 12 years. This change in estimate was made in order to more accurately reflect current trends regarding the timeframe from when a prearranged contract is sold to when it is serviced atneed. This change in estimate reduced funeral gross profit and net loss by approximately $6,700 and $4,200, or $.01 per diluted share in 2002.

     The Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's reported results of operations, financial position or cash flows.

     In addition, in 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these systems. The Company recognized approximately $13,500 of additional amortization in 2002 related to this change in estimate. This change in estimate impacted net loss approximately $8,500 or diluted loss per share $.03 in 2002.

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

  Goodwill

     The excess of purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases is included in Goodwill. Goodwill is tested for impairment annually based on the fair value of the Company's reporting units pursuant to the provisions of SFAS No. 142 for its Funeral operations (North America, France, Germany, Singapore and Argentina) and Cemetery operations (North America, Argentina, Chile and Uruguay). See note three to the consolidated financial statements for further information.

  Depreciation and Amortization

     Depreciation of property, plant and equipment is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to fifty years, equipment is depreciated over a period from five to twenty years and leasehold improvements are depreciated over the shorter of the lease term or a range of five to fifty years. For the years ended December 31, 2002, 2001, and 2000 depreciation expense from continuing operations was $90,036, $100,263, and $109,995, respectively.

                       SERVICE CORPORATION INTERNATIONAL

     Prepaid management, consultative and non-competition agreements, primarily with former owners and key employees of businesses acquired, are amortized on a straight-line basis over the lives (generally from five to ten years) of the respective contracts. Amortization expense associated with these agreements for the years ended December 31, 2002, 2001, and 2000 was $15,532, $19,715, and
$21,527, respectively.

     Deferred selling costs incurred pursuant to the sales of trust funded prearranged funeral contracts are deferred and amortized over 12 years, a period representing the estimated life of the prearranged funeral contracts. Amortization associated with these deferred selling costs for the years ended December 31, 2002, 2001, and 2000 was $14,592, $7,318, and $7,116, respectively.
See Use of Estimates in the Preparation of Financial Statements within this note for further information regarding deferred selling costs.

     For the years ended December 31, 2001 and 2000, amortization expense of goodwill from continuing operations was $59,237 and $65,541, respectively. See note three to the consolidated financial statement for further information regarding accounting for goodwill. Other miscellaneous amortization from continuing operations for the years ended December 31, 2002, 2001, and 2000 was $8,386, $7,404, and $19,852, respectively.

  Impairment or Disposal of Long-Lived Assets

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.

     In January 2002, the Company ceased depreciation of operating assets held for sale. The Company later determined transactions to sell or joint venture certain assets would be delayed until after 2002. As a result, the Company resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002.

  Stock Options

     The Company accounts for employee stock-based compensation expense under the intrinsic value method. Under the intrinsic value method, no compensation expense is recognized on stock options if the grant price equals the market value on the date of grant.

     If the Company had elected to recognize compensation cost for its option plans based on the fair value at the grant dates for awards under those plans, net loss and loss per share would have been changed for the years

                       SERVICE CORPORATION INTERNATIONAL
ended December 31 to the pro forma amounts indicated below. For further information see note eleven to the consolidated financial statements.

                                                     2002        2001         2000
                                                   ---------   ---------   -----------
Net loss.........................................  $(231,880)  $(597,796)  $(1,343,251)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  expense........................................    (13,537)    (17,680)      (24,735)
                                                   ---------   ---------   -----------
Pro forma net loss...............................  $(245,417)  $(615,476)  $(1,367,986)
                                                   =========   =========   ===========
Basic and diluted net loss per share.............  $    (.79)  $   (2.10)  $     (4.93)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  expense........................................       (.04)      (0.06)        (0.10)
                                                   ---------   ---------   -----------
Pro forma basic and diluted net loss per share...  $    (.83)  $   (2.16)  $     (5.03)
                                                   =========   =========   ===========

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

     With respect to transactions denominated in currencies other than the functional currencies of the Company's operations, transactional currency gains and losses are recorded through the consolidated statement of operations.

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

  Cemetery Operations

     Sales of atneed cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise delivered. Preneed cemetery interment right sales of constructed cemetery burial property are not recognized until a minimum of 10% of the sales price has been collected. Revenues related to the preneed sale of unconstructed cemetery burial property are deferred until such property is constructed and the minimum percentage of the sales price has been collected. Further, the Company defers certain direct selling costs associated with these sales which are expensed as revenue is recognized (see notes three and five to the consolidated financial statements).

     Costs related to the sales of interment rights are the accumulation of property costs and development costs specifically identified by project. At the completion of the project, costs are charged to operations as revenue is recognized. Costs related to sales of merchandise and services are based on actual costs incurred.

                       SERVICE CORPORATION INTERNATIONAL

     Allowances for customer cancellations are provided at the date of sale based upon historical experience. Pursuant to state law, all or a portion of the proceeds from cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. Merchandise and services funds trusted at December 31, 2002 and 2001 were $859,338 and $915,127, respectively. The Company defers realized investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed.

     A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. Realized investment earnings from these trusts are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. Perpetual care funds trusted at December 31, 2002 and 2001 were $564,277 and $543,893, respectively. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet.

     See note six to the consolidated financial statements regarding preneed cemetery activity.

  Derivatives

     Derivative instruments are recognized in the consolidated balance sheet at their fair values. For derivatives that qualify and are designated as hedges of future cash flows or net foreign investments, the changes in fair values are recorded in Other comprehensive income in the consolidated statement of stockholders equity. For derivatives that qualify and are designated as fair value hedges, the changes in fair values are recorded in earnings, offset by the recognition of the changes in fair values of the underlying hedged asset or liability. The changes in fair values of derivatives that do not qualify for hedge accounting and the ineffective portion of derivatives that do qualify for hedge accounting are recorded in earnings. The Company had no outstanding derivatives at December 31, 2002.

  Income Taxes

     The Company calculates taxes on a consolidated basis. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realization exists. The Company intends to permanently reinvest the unremitted earnings of certain of its foreign subsidiaries in those businesses outside the United States and, therefore, has not provided for deferred federal income taxes on such unremitted foreign earnings.

NOTE THREE

  ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and establishes the purchase method for accounting for such transactions. SFAS No. 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new pronouncement, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments. The Company identified North America, France, Germany, Singapore and Argentina as reporting units for its funeral operations and North America, Argentina, Chile and Uruguay as reporting units for its cemetery operations. In order to assess impairment of goodwill, the Company determined the fair value of its reporting units based on a combination of present value of expected future cash flows and multiples of revenues. As a result of the adoption of SFAS No. 142 in the first quarter of 2002, the Company recognized a charge reflected as a cumulative effect of accounting change

                       SERVICE CORPORATION INTERNATIONAL
of $135,560 (net of a tax benefit of $11,234) or $.46 per diluted share related to the impairment of goodwill in its North America cemetery reporting unit.

     The following table shows the historical results compared to unaudited pro forma effects of SFAS No. 142 had goodwill not been amortized during that period.

                                                                2001         2000
                                                              ---------   -----------
Loss from continuing operations before extraordinary items
  and cumulative effects of accounting changes..............  $(596,627)  $  (425,523)
Add back: Goodwill amortization, net of taxes...............     47,455        52,842
                                                              ---------   -----------
Pro forma loss from continuing operations before
  extraordinary items and cumulative effects of accounting
  changes...................................................  $(549,172)  $  (372,681)
                                                              =========   ===========
Net loss....................................................  $(597,796)  $(1,343,251)
Add back: Goodwill amortization, net of taxes...............     47,455        53,360
                                                              ---------   -----------
Pro forma net loss..........................................  $(550,341)  $(1,289,891)
                                                              =========   ===========
Basic and diluted earnings (loss) per share before
  extraordinary items and cumulative effects of accounting
  changes...................................................  $   (2.09)  $     (1.56)
Add back: Goodwill amortization, net of taxes...............        .17           .19
                                                              ---------   -----------
Pro forma basic and diluted loss per share before
  extraordinary items and cumulative effects of accounting
  changes...................................................  $   (1.92)  $     (1.37)
                                                              =========   ===========
Basic and diluted net loss per share........................  $   (2.10)  $     (4.93)
Add back: Goodwill amortization, net of taxes...............        .17           .19
                                                              ---------   -----------
Pro forma basic and diluted net loss per share..............  $   (1.93)  $     (4.74)
                                                              =========   ===========

     The changes in the carrying amounts of goodwill for the Company's segments are as follows:

                                                    FUNERAL     CEMETERY
                                                    SEGMENT      SEGMENT      TOTAL
                                                   ----------   ---------   ----------
Balance as of December 31, 2001..................  $1,246,273   $ 163,036   $1,409,309
Impairment loss recorded upon adoption of SFAS
  No. 142........................................          --    (146,794)    (146,794)
Goodwill reduced related to disposition
  programs.......................................     (68,078)    (14,220)     (82,298)
Effect of foreign currency and other.............       4,076        (115)       3,961
                                                   ----------   ---------   ----------
Balance as of December 31, 2002..................  $1,182,271   $   1,907   $1,184,178
                                                   ==========   =========   ==========

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the provisions of SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and are allocated to expense over the useful life of the asset. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's consolidated financial position, results of operations, or cash flows. The Company is required to adopt SFAS No. 143 during the first quarter of the year ending December 31, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, and addresses the impairment or disposal of long-

                       SERVICE CORPORATION INTERNATIONAL
lived assets. SFAS No. 144 requires that long-lived assets to be held and used be written down to fair value when it is concluded that the carrying value of such assets are not recoverable on an undiscounted cash flow basis. Assets to be disposed of by sale are required to be recorded at the lower of their carrying amounts or fair value less estimated cost to sell. The Company adopted SFAS No. 144 during the first quarter of 2002 with no impact on the results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. When the pronouncement is adopted, gains and losses from early extinguishments of debt will be included in Other income in the consolidated statement of operations. The Company is required to adopt SFAS No. 145 during the first quarter of 2003 as it relates to the classification of extinguishments of debt for all periods presented. The other provisions of SFAS No. 145 are generally effective for transactions occurring after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between this pronouncement and Issue 94-3 is that the statement follows FASB Concepts Statement No. 6 in that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred, not at the entity's commitment to an exit plan. The Company does not anticipate a significant impact on its results of operations, financial position or cash flows as a result of adopting this pronouncement. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and specifies additional methods of transition for companies that adopt the fair value method of accounting for stock options and amends the disclosure requirements of SFAS No. 123. The Company adopted the disclosure requirements of SFAS No. 148 for the year ended December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the disclosures required by a guarantor about its obligations and it requires grantors to recognize a liability, at fair value at the time of issuance. The provisions for initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods that end after December 15, 2002. The Company has disclosed the guarantees related to FIN No. 45 within note ten to the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 defines the terms related to variable interest entities and clarifies if such entities should be consolidated. The Company is currently assessing the impact of FIN No. 46 on the Company's results of operations, financial position and cash flows.

     In 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging

                       SERVICE CORPORATION INTERNATIONAL

Activities: An Amendment of FASB Statement No. 133." The change in the Company's accounting policies resulting from the implementation of SFAS 133 has been treated as a change in accounting principle effective January 1, 2001. In accordance with these pronouncements, the Company recognized a cumulative effect of a change in accounting principle, net of applicable taxes, of $7,601 or $.03 per diluted share. It was impractical for the Company to obtain the amounts on a pro forma basis for the year ended December 31, 2000.

     In September 2001, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-5 entitled "Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment that Will Be Disposed Of." This consensus requires the inclusion of accumulated foreign currency translation amounts in the assessments of impairment of long-lived assets expected to be disposed of. Prior to issuance of the consensus, related accumulated foreign currency translation amounts were included in results of operations at the time of disposal. The Company applied this consensus in connection with impairment assessments of assets to be disposed of performed after July 19, 2001, the effective date of the consensus. See note sixteen to the consolidated financial statements for further discussion on impairment charges recorded in 2001 related to the Company's foreign investments.

     In 2000, the Company implemented SAB No. 101 "Revenue Recognition in Financial Statements" which changed the Company's accounting policies regarding the manner in which the Company records preneed sales activities. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company. As a result of the required change, the Company's prearranged sales activities are affected as follows:

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

     - Prearranged funeral and preneed cemetery customer selling costs -- costs incurred related to obtaining new preneed cemetery and prearranged funeral business are accounted for under the provisions of SFAS No. 60 "Accounting and Reporting by Insurance Enterprises". Under SFAS No. 60, obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new preneed cemetery and prearranged funeral business, are deferred. As a result, the Company's policy is to defer only commission and related fringes of prearranged funeral and preneed cemetery business. Previously, deferred selling costs for prearranged funeral business included variable and fixed direct selling costs as well as direct marketing costs; and, selling costs for preneed cemetery business were previously expensed as incurred.

                       SERVICE CORPORATION INTERNATIONAL

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

     Funeral revenue is recognized on prearranged funeral contracts at the time the funeral service is performed. Trust earnings and increasing insurance benefits are accrued and deferred until the services are performed, at which times these funds are also recognized in funeral revenues. Such amounts are intended to cover future increases in the cost of providing a price guaranteed funeral service. Deferred selling costs incurred pursuant to the sales of prearrangements are included in Deferred charges and other assets. These selling costs, which include sales commissions and certain other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral business, are deferred and amortized over 12 years, a period representing the estimated life of the prearranged funeral contracts. Previous to 2002, the amortization period was 20 years, see note two to the consolidated financial statements. Deferred selling costs as of December 31, 2002 and 2001 were $92,741 and $99,245, respectively.

  Prearranged Funeral Contracts

     As previously mentioned, the balance in prearranged funeral contracts represents amounts due from trust funds, customer receivables or third party insurance companies related to unperformed, price guaranteed prearranged funeral contracts. The components of prearranged funeral contracts in the consolidated balance sheet at December 31 are as follows:

                                                                 2002         2001
                                                              ----------   ----------
Trusts:
  Receivables due from trust assets.........................  $  983,357   $1,177,354
  Receivables from customers................................     220,541      271,645
                                                              ----------   ----------
     Trust related assets...................................   1,203,898    1,448,999
Receivables from third party insurance companies............   3,442,170    3,027,696
                                                              ----------   ----------
  Trust and insurance related assets........................   4,646,068    4,476,695
Allowance for cancellation..................................    (372,278)    (367,500)
                                                              ----------   ----------
  Prearranged funeral contracts.............................  $4,273,790   $4,109,195
                                                              ==========   ==========

                       SERVICE CORPORATION INTERNATIONAL

     The allowance for cancellation is based on historical experience and is equivalent to approximately 8.7% of the total balance at December 31, 2002 and 8.9% of prearranged funeral contracts at December 31, 2001. Accumulated earnings from trust funds and increasing insurance benefits of third party insurance companies have been included to the extent that they have been accrued through December 31, 2002 and 2001, respectively. The cumulative trust funded total has been reduced by allowable cash withdrawals for trust earnings and amounts retained by the Company pursuant to various state laws.

     The activity in prearranged funeral contracts for the years ended December 31 is as follows:

                                                                 2002         2001
                                                              ----------   ----------
Beginning balance -- Prearranged funeral contracts..........  $4,109,195   $4,080,367
  Net sales.................................................     601,816      503,287
  Acquisitions (dispositions) of businesses.................    (293,888)    (122,926)
  Realized earnings and increasing insurance benefits for
     third party insurance companies........................      43,217       49,239
  Maturities................................................    (370,336)    (333,125)
  Distributed earnings......................................          --      (49,153)
  Change in cancellation reserve............................      (4,778)     (16,568)
  Effect of foreign currency and other......................     188,564       (1,926)
                                                              ----------   ----------
Ending balance -- Prearranged funeral contracts.............  $4,273,790   $4,109,195
                                                              ==========   ==========

     The cost and market value of the assets held in the trust funds underlying the Company's prearranged funeral contracts at December 31 are detailed below. The Company believes the unrealized losses related to the assets held in trust funds are temporary in nature.

                                                 2002                    2001
                                          -------------------   -----------------------
                                            COST      MARKET       COST        MARKET
                                          --------   --------   ----------   ----------
Cash and cash equivalents...............  $ 78,010   $ 78,010   $   84,601   $   84,601
Fixed Income Securities:
  U.S. Treasury.........................    88,017     91,979       45,414       43,455
  Foreign government....................    54,954     56,000      208,408      211,772
  Corporate.............................    11,763     12,401       11,748       11,693
  Mortgage-backed.......................   103,793    105,024      196,065      191,779
  Asset-backed..........................     2,722      2,820        1,174        1,197
  Municipal.............................        --         --        1,168        1,217
  Other.................................       452        458          749          724
Equity securities:
  Preferred stock.......................        --         --          214          214
  Common stock..........................   473,257    413,488      440,146      439,174
Mutual funds:
  Equity................................    59,487     50,172       72,581       61,761
  Fixed income..........................    54,639     56,155       51,271       52,301
Private equity and other................    56,263     48,106       63,815       63,649
                                          --------   --------   ----------   ----------
Prearranged funeral trust assets........  $983,357   $914,613   $1,177,354   $1,163,537
                                          ========   ========   ==========   ==========
Market value as of a percentage of
  cost..................................                 93.0%                     98.8%
                                                     ========                ==========

                       SERVICE CORPORATION INTERNATIONAL

  Deferred Prearranged Funeral Contract Revenues

     Deferred prearranged funeral contract revenues represent the original contract price, trust earnings and increasing insurance benefits on unperformed funeral contracts generally funded by trust or third party insurance companies. The total amounts associated with unperformed prearranged funeral contracts consists of contracts funded by trust, surety bonds in lieu of trust funds, or third party insurance.

     The following table summarizes for the years ended December 31 the activity in deferred prearranged funeral contract revenues:

                                                                 2002         2001
                                                              ----------   ----------
Beginning balance -- Deferred prearranged funeral contract
  revenues..................................................  $4,596,116   $4,537,669
  Net sales.................................................     647,119      543,785
  Acquisitions (dispositions) of businesses.................    (361,005)    (159,809)
  Realized earnings and increasing insurance benefits from
     third party insurance companies........................      43,307       48,864
  Maturities................................................    (387,144)    (357,105)
  Change in cancellation reserve............................      (4,778)     (16,568)
  Effect of foreign currency and other......................     126,379         (720)
                                                              ----------   ----------
Ending balance -- Deferred prearranged funeral contract
  revenues..................................................  $4,659,994   $4,596,116
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

     Cemetery revenue is recognized on preneed cemetery contracts when the service is performed or merchandise is delivered. The Company defers certain direct selling costs associated with preneed cemetery sales which are deferred, and expenses such costs when the corresponding revenue is recognized. Deferred selling costs related to preneed cemetery contracts of $213,086 and $213,414 as of December 31, 2002 and 2001, respectively, were included in Deferred charges and other assets in the consolidated balance sheet.

  Preneed Cemetery Contracts

     The balance in preneed cemetery contracts are included in current and long-term receivables in the consolidated balance sheet and the components at December 31 are as follows:

                                                                 2002         2001
                                                              ----------   ----------
Receivables due from trust assets...........................  $  859,338   $  915,127
Cemetery receivables due from customers.....................     652,986      738,063
Less: Unearned finance charges..............................    (102,394)    (112,254)
                                                              ----------   ----------
                                                               1,409,930    1,540,936
Less: Atneed receivables from customers.....................     (51,326)     (56,364)
                                                              ----------   ----------
                                                               1,358,604    1,484,572
Less: Allowance for contract cancellations..................    (211,853)    (209,540)
                                                              ----------   ----------
                                                              $1,146,751   $1,275,032
                                                              ==========   ==========

                       SERVICE CORPORATION INTERNATIONAL

     The activity in preneed cemetery contracts for the years ended December 31 is as follows:

                                                                 2002         2001
                                                              ----------   ----------
Beginning balance -- preneed cemetery contracts.............  $1,275,032   $1,396,139
  Net sales.................................................     317,062      402,383
  Acquisitions (dispositions) of businesses.................     (18,194)     (53,859)
  Realized earnings (losses)................................     (30,798)       2,289
  Distributed earnings and net cash receipts................    (238,214)    (337,631)
  Deliveries and maturities.................................    (128,925)    (143,459)
  Change in cancellation reserve............................      (2,313)      13,336
  Effect of foreign currency and other......................     (26,899)      (4,166)
                                                              ----------   ----------
Ending balance -- preneed cemetery contracts................  $1,146,751   $1,275,032
                                                              ==========   ==========

  Merchandise and Services Trusts

     Amounts paid into cemetery merchandise and services trusts are included in Current and long-term receivables, at cost, in the consolidated balance sheet. The cost and market values associated with the assets held in the cemetery merchandise and services trust funds underlying these receivables at December 31 are detailed below. The Company believes the unrealized losses related to the assets held in trust funds are temporary in nature.

                                                    2002                  2001
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Cash and cash equivalents..................  $ 85,526   $ 85,526   $ 49,874   $ 49,874
Fixed Income Securities:
  U.S. Treasury............................   120,140    131,133     82,897     80,280
  Foreign government.......................    11,096     11,096     10,579     10,646
  Corporate................................     4,464      4,867     20,278     20,540
  Mortgage-backed..........................   150,007    156,891    225,648    226,726
  Asset-backed.............................     1,549      1,657      2,116      2,151
  Municipal................................     2,046      2,188      2,268      2,241
  Other....................................     2,142      2,152        305        294
Equity securities:
  Preferred stock..........................        --         --        176        180
  Common stock.............................   320,116    273,937    334,560    331,721
Mutual funds:
  Equity...................................    88,609     70,794    109,655     91,800
  Fixed income.............................    41,807     42,273     44,676     45,555
Private equity and other...................    31,836     26,702     32,095     29,291
                                             --------   --------   --------   --------
Preneed cemetery merchandise and services
  trust assets.............................  $859,338   $809,216   $915,127   $891,299
                                             ========   ========   ========   ========
Market value as a percentage of cost.......                 94.2%                 97.4%
                                                        ========              ========

                       SERVICE CORPORATION INTERNATIONAL

     As a result of implementing SAB No. 101 (see note three to the consolidated financial statements), all realized investment earnings related to these cemetery merchandise and services trust funds are deferred until the associated merchandise is delivered or service is performed. Prior to 2000, the realized investment earnings were recognized as earned in the trusts. The realized investment earnings recognized in the consolidated statement of operations related to these cemetery merchandise and services trust funds were $24,734, $15,081, and $19,947 for the years ended December 31, 2002, 2001 and 2000, respectively.

  Deferred Preneed Cemetery Contract Revenues

     The Company defers revenues associated with certain preneed cemetery sales activities until cemetery burial property is constructed and meets the minimum down payment requirement (10%), merchandise is delivered or services are performed. The activity in deferred preneed cemetery contract revenues for the years ended December 31 is as follows:

                                                                 2002         2001
                                                              ----------   ----------
Beginning balance -- Deferred preneed cemetery contract
  revenues..................................................  $1,756,041   $1,815,157
Net sales...................................................     302,691      324,640
Acquisitions (dispositions) of businesses...................     (45,312)     (82,467)
Realized earnings (losses) on merchandise and services trust
  funds.....................................................     (30,291)       2,514
Deliveries and maturities...................................    (297,209)    (288,897)
Change in cancellation reserve..............................       3,149       11,275
Effect of foreign currency and other........................       3,369       (4,019)
Non-cash adjustments........................................     (19,777)     (22,162)
                                                              ----------   ----------
Ending balance -- Deferred preneed cemetery contract
  revenues..................................................  $1,672,661   $1,756,041
                                                              ==========   ==========

                       SERVICE CORPORATION INTERNATIONAL

  Perpetual Care Trusts

     A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trust funds. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. The cost and market values associated with the assets held in perpetual care trust funds at December 31 are detailed below.

                                                    2002                  2001
                                             -------------------   -------------------
                                               COST      MARKET      COST      MARKET
                                             --------   --------   --------   --------
Cash and cash equivalents..................  $ 63,932   $ 63,932   $ 30,826   $ 30,826
Fixed Income Securities:
  U.S. Treasury............................    64,473     67,226     29,588     29,829
  Foreign government.......................    20,978     21,726     14,993     16,644
  Corporate................................    57,488     60,470     70,102     71,174
  Mortgage-backed..........................    94,996     98,359    133,472    133,226
  Asset-backed.............................    18,052     19,588     14,913     15,022
  Municipal................................        --         --         33         32
  Other....................................     2,731      3,295      4,933      4,495
Equity securities:
  Preferred stock..........................    13,906     12,632      3,096      3,143
  Common stock.............................    25,428     23,717     32,308     34,475
Mutual funds:
  Equity...................................    29,311     28,470     32,440     32,528
  Fixed income.............................   142,086    136,281    146,990    141,789
Private equity and other...................    30,896     35,563     30,199     34,374
                                             --------   --------   --------   --------
Perpetual care trust assets................  $564,277   $571,259   $543,893   $547,557
                                             ========   ========   ========   ========
Market value as a percentage of cost.......                101.2%                100.7%
                                                        ========              ========

     Realized investment earnings from these perpetual care trust funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. The realized investment earnings related to these perpetual care trust funds were $26,611, $29,926, and $26,660 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE SIX

  INCOME TAXES

     The provision or benefit for income taxes includes United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

     Loss from continuing operations before income taxes, extraordinary items and cumulative effects of accounting changes for the years ended December 31 is as follows:

                                                      2002        2001        2000
                                                    ---------   ---------   ---------
United States.....................................  $(198,950)  $(570,024)  $(474,256)
Foreign...........................................     57,987      34,596     (42,722)
                                                    ---------   ---------   ---------
                                                    $(140,963)  $(535,428)  $(516,978)
                                                    =========   =========   =========

                       SERVICE CORPORATION INTERNATIONAL

     Income tax provision (benefit) from continuing operations for the years ended December 31 consisted of the following:

                                                       2002        2001       2000
                                                     ---------   --------   ---------
Current:
  United States....................................  $(127,426)  $(25,432)  $(149,465)
  Foreign..........................................    (15,161)     9,935      12,436
  State and local..................................     (1,498)     4,001         535
                                                     ---------   --------   ---------
                                                      (144,085)   (11,496)   (136,494)
                                                     ---------   --------   ---------
Deferred:
  United States....................................     84,904     66,287      47,923
  Foreign..........................................     22,207      2,856     (13,717)
  State and local..................................     (2,766)     3,552      10,833
                                                     ---------   --------   ---------
                                                       104,345     72,695      45,039
                                                     ---------   --------   ---------
     Total (benefit) provision.....................  $ (39,740)  $ 61,199   $ (91,455)
                                                     =========   ========   =========

     The Company made income tax payments on continuing operations of approximately $8,920, $22,423, and $56,007, excluding income tax refunds of $63,547, $122,522 and $35,032, for the years ended December 31, 2002, 2001, and
2000, respectively. Income tax refunds include approximately $21,962 and $116,300 related to losses on sales of investments and refunds of approximately $35,306 and $0 related to the approval of a change in tax accounting method in 2002 and 2001, respectively.

     The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate for the years ended December 31 were as follows:

                                                       2002       2001        2000
                                                     --------   ---------   ---------
Computed tax (benefit) provision at the applicable
  federal statutory income tax rate................  $(49,337)  $(187,400)  $(180,942)
State and local taxes, net of federal income tax
  benefits.........................................     3,252       4,909       7,389
Dividends received deduction and tax exempt
  interest.........................................      (638)     (1,668)     (2,005)
Amortization of goodwill...........................        --       9,619      11,485
Foreign jurisdiction tax rate difference...........    (8,333)    (16,173)    (14,472)
Foreign net operating loss utilization.............    (9,895)         --          --
Write down of assets...............................    28,554     111,984      92,155
Valuation allowance associated with assets held for
  sale.............................................     5,683     143,646          --
Other..............................................    (9,026)     (3,718)     (5,065)
                                                     --------   ---------   ---------
     (Benefit) provision for income taxes..........  $(39,740)  $  61,199   $ (91,455)
                                                     ========   =========   =========
     Total effective tax rate......................     (28.2)%      11.4%     (17.7%)
                                                     ========   =========   =========

     Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences

                       SERVICE CORPORATION INTERNATIONAL
and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

                                                                2002        2001
                                                              ---------   ---------
Inventories and cemetery property, principally due to
  purchase accounting adjustments...........................  $ 452,545   $ 511,432
Property, plant and equipment, principally due to
  depreciation and to purchase accounting adjustments.......    152,934     148,744
Other.......................................................    194,993     142,009
                                                              ---------   ---------
Deferred tax liabilities....................................    800,472     802,185
                                                              ---------   ---------
Receivables, principally due to sales of cemetery interment
  rights and related products...............................    (65,872)   (181,243)
Deferred revenue on prearranged funeral and cemetery
  contracts, principally due to earnings from trust funds...    (13,682)   (121,303)
Accrued liabilities.........................................    (91,097)    (48,363)
Loss and foreign tax credit carry-forwards..................   (282,896)   (185,931)
                                                              ---------   ---------
Deferred tax assets.........................................   (453,547)   (536,840)
                                                              ---------   ---------
Valuation allowance.........................................    158,001     168,528
                                                              ---------   ---------
  Net deferred income taxes.................................  $ 504,926   $ 433,873
                                                              =========   =========

     Current refundable income taxes and current deferred tax assets are included in Other current assets, long-term deferred tax assets are included in Deferred charges and other assets, with current taxes payable and current deferred tax liabilities being reflected as Income taxes on the consolidated balance sheet. The Company has a receivable recorded in Other current assets on the consolidated balance sheet of $92,445 at December 31, 2002, which was subsequently received in February 2003.

     At December 31, 2002 and 2001, United States income taxes had not been provided on $73,852 and $88,261, respectively, of undistributed earnings of foreign subsidiaries since it is the Company's intention not to remit these earnings. The Company intends to permanently reinvest the unremitted earnings of certain of its foreign subsidiaries in those businesses outside the United States and, therefore, has not provided for deferred income taxes on such unremitted foreign earnings.

     Various subsidiaries have international, federal and state operating loss carry-forwards of $1,365,145 with expiration dates through 2022. The Company believes that some uncertainty exists with respect to future realization of these loss carry-forwards, therefore a valuation allowance has been established for the carry-forwards not expected to be realized. The valuation allowance is primarily attributable to the U.S. capital loss recorded in connection with the financial statement writedown of assets held for sale.

     The loss carry-forwards will expire as follows:

2003........................................................  $   11,277
2004........................................................       5,111
2005........................................................      23,342
2006........................................................      44,032
2007........................................................      16,782
Thereafter..................................................   1,264,601
                                                              ----------
  Total.....................................................  $1,365,145
                                                              ==========

                       SERVICE CORPORATION INTERNATIONAL

NOTE SEVEN

  DEBT

     Debt as of December 31 was as follows:

                                                                 2002         2001
                                                              ----------   ----------
Bank credit agreements......................................  $       --   $   29,061
8.72% amortizing notes due in 2002..........................          --        4,653
6.3% notes due in 2003......................................      84,801      251,284
7.375% notes due in 2004....................................     111,190      228,000
8.375% notes due in 2004....................................      50,797       51,840
6.0% notes due in 2005......................................     387,241      581,550
7.2% notes due in 2006......................................     150,000      150,000
6.875% notes due in 2007....................................     150,000      150,000
6.5% notes due in 2008......................................     200,000      200,000
6.75% convertible subordinated notes due in 2008, conversion
  price of $6.92............................................     328,005      345,000
7.7% notes due in 2009......................................     199,000      200,000
7.7% notes due in 2009......................................     172,183           --
6.95% amortizing notes due in 2010..........................      42,106       45,929
7.875% debentures due in 2013...............................      55,627       55,627
7.0% notes due in 2015......................................          25       58,460
Convertible debentures, interest rates range from 4.75% to
  5.5%, due through 2013, conversion prices range from
  $12.55 to $50.00..........................................      39,531       46,031
Mortgage notes and other debt, maturities through 2050......      76,733      181,520
Deferred loan costs and net hedging losses..................     (62,401)     (44,342)
                                                              ----------   ----------
Total debt..................................................   1,984,838    2,534,613
Less current maturities.....................................    (100,330)    (220,640)
                                                              ----------   ----------
     Total long-term debt...................................  $1,884,508   $2,313,973
                                                              ==========   ==========

     The aggregate maturities of debt for the five years subsequent to December 31, 2002, are as follows:

2003........................................................  $  100,330
2004........................................................     185,582
2005........................................................     419,085
2006........................................................     182,297
2007........................................................     166,599
2008 and thereafter.........................................     930,945
                                                              ----------
Total.......................................................  $1,984,838
                                                              ==========

  Bank Credit Agreements

     In July 2002, the Company executed a bank credit agreement for general corporate purposes that matures in July 2005. The new credit facility provides a total commitment of $185,000, including a sublimit of $125,000 to support letters of credit, and is secured by the stock, inventory and receivables of certain of the

                       SERVICE CORPORATION INTERNATIONAL

Company's domestic subsidiaries. These same domestic subsidiaries have guaranteed the Company's obligations associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and limits on capital expenditures. Additionally, the Company is restricted from paying dividends and making other distributions. Interest rates for outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, ranging from 0.50% to 0.75%, which is based on the percentage of the facility used and was 0.625% at December 31, 2002. At December 31, 2002, the Company had no borrowings and $85,845 in letters of credit outstanding under the bank credit agreement related to insurance and surety vendors.

     At December 31, 2001, the Company had two primary bank credit agreements, which were used for general corporate purposes: a 5-year multi-currency revolver and a 2-year term loan. The 5-year multi-currency revolver allowed for borrowings up to $400,000 at December 31, 2001, of which $285,714 could be denominated in foreign currencies. No borrowings were outstanding under the 5-year revolver at either December 31, 2001, or at its maturity in June 2002. The 2-year term loan had an outstanding balance of $29,061 at December 31, 2001, which was repaid in February 2002. Interest rates for the multi-currency revolver and the term loan were based on various indices as determined by the Company. The weighted average rate of these borrowings at December 31, 2001 was 4.75%. A quarterly fee was paid on the total commitment amount, ranging from 0.25% to 0.50%, which was based on the Company's senior unsecured credit rating and was 0.50% at December 31, 2001.

  New Issuances and Exchanges of Debt

     In September 2002, the Company issued $172,183 of unregistered 7.70% notes due 2009 in connection with an exchange offering to holders of an equivalent principal amount of its existing 6.00% notes due 2005. Upon settlement of the exchange offer, the Company paid approximately $11,480 in closing fees, incentive payments and accrued interest. Subsequent to December 31, 2002, the Company exchanged substantially all of the unregistered notes issued in September 2002 for an equivalent principal amount of registered 7.70% notes due 2009 with substantially identical terms.

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

  Settlements and Extinguishments of Debt

     Aside from the $172,183 of 6.00% notes due 2005 that were extinguished in the previously mentioned exchange offering, the Company also purchased the following notes in the open market during the year ending December 31, 2002:
$2,850 of the 7.00% notes due 2015 (putable 2002); $166,483 of the 6.30% notes due 2003; $116,810 of the 7.375% notes due 2004; $1,043 of the 8.375% notes due
2004; $22,126 of the 6.00% notes due 2005; $16,995 of the notes due 2008; $1,000 of the 7.70% notes due 2009; and $15,618 of mortgage notes and other debt. As a result of these transactions, the Company recognized extraordinary gains on early extinguishments of debt totaling $4,903 (net of tax expense of $2,880). As of February 26, 2003, the Company purchased the following bonds in the open market in 2003: $8,528 of the 6.30% notes due 2003; $21,000 of the 6.00% notes due 2005; $1,200 of the 6.875%; $1,830 of the 7.70% notes due 2009; $7,997 of the 7.70% notes due 2009; and $25 of the 7.00% notes due 2015.

     In May 2002, the Company's French subsidiary satisfied $113,500 of debt associated with the financial restructuring of the Company's French subsidiary with non-cash French financial assets. At December 31, 2001, this debt was included in Current maturities of long-term debt and the assets were included in Other current assets.

                       SERVICE CORPORATION INTERNATIONAL

     On June 1, 2002, substantially all of the holders of the 7.00% notes due 2015 (putable 2002) presented the notes for payment pursuant to the terms of the embedded put option. The Company paid the holders in accordance with the terms of the agreement.

     During the year ended December 31, 2001, the Company purchased $35,720 of the medium-term notes due through 2019 and $127,580 of the 7.00% notes due 2015 (putable 2002) in the open market. In addition, the Company exchanged 15,200 shares of its common stock for $48,716 of the 6.30% notes due 2020 (putable
2003); $22,000 of the 7.375% notes due 2004; $10,000 of the 6.00% notes due
2005; and $2,995 of other notes. As a result of these transactions, the Company recognized extraordinary gains on early extinguishments of debt totaling $4,731 (net of tax expense of $3,024).

  Additional Debt Disclosures

     The Company's consolidated debt had a weighted average interest rate of 6.87% at December 31, 2002, compared to 6.72% at December 31, 2001. Approximately 99% of the total debt had a fixed interest rate at December 31, 2002 and 2001.

     Cash interest payments for the three years ending December 31, 2002, were as follows:

2002........................................................  $158,585
2001........................................................   218,429
2000........................................................   244,638

     At December 31, 2002 and 2001, respectively, the Company had deposited $23,592 and $81,627 in restricted interest-bearing accounts that were held as security for various credit instruments included in Deferred charges and other assets in the consolidated balance sheet. In addition, the Company had assets of approximately $40,845 and $27,051 pledged as collateral for the mortgage notes and other debt at December 31, 2002 and 2001, respectively. Included in mortgage notes and other debt, the Company had capital lease obligations totaling $26,822 at December 31, 2002 primarily related to vehicles in the Company's international operations.

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

     During the year ended December 31, 2002, in connection with the purchase of the 6.30% notes due 2020 (putable 2003), the Company terminated options embedded in the extinguished securities by exchanging them for new options with economically equivalent terms. The initial liability of $16,213 was recorded with the early extinguishment of debt in Accounts payable and accrued liabilities in the consolidated balance sheet and subsequently the Company recognized a charge of $40,787 in Impairment losses and other operating expenses in the consolidated statement of operations. In October 2002, the Company paid $57,000 in full settlement of the options associated with the 6.30% notes due 2020 (putable 2003) hereafter presented as the 6.30% notes due 2003.

                       SERVICE CORPORATION INTERNATIONAL

     In 2001, the Company executed certain forward currency exchange contracts to hedge its net foreign investments. At December 31, 2001 the outstanding hedges had notional values of L70,000 and E40,000, equivalent to an aggregate notional value of approximately $130,761, and were recorded at a fair value of $5,326 in Accounts payable and accrued liabilities in the consolidated balance sheet. During 2002, the Company executed additional forward currency exchange contracts to hedge its foreign net investment with notional value of E60,000, equivalent to an aggregate notional value of $57,901. The Company settled all outstanding forward exchange contracts during 2002, with an aggregate payment of $11,836. A corresponding entry was recorded in Foreign currency translation adjustment in the consolidated statement of stockholders' equity for the amount of the payment.

     In 2001, in conjunction with adopting SFAS No. 133, the Company reclassified $23,195 of net deferred hedging losses related to interest rate losses incurred upon termination of the fair value hedges of the Company's debt. These deferred losses, previously recorded in Deferred charges and other assets, have been reclassified to Long-term debt in the consolidated balance sheet and are being amortized over the life of the underlying bonds.

NOTE NINE

  CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term nature of these instruments. It is not practicable to estimate the fair value of receivables due on cemetery contracts or prearranged funeral contracts (other than prearranged funeral trust funds and cemetery merchandise and services trust funds; see notes four and five to the consolidated financial statements) without incurring excessive costs because of the large number of individual contracts with varying terms. The carrying value of other notes receivable approximates fair value as the Company regularly reviews the loans for impairment. At December 31, 2002 and 2001, other notes receivable included in Current and Long-term receivables in the consolidated balance sheet was $138,985 and $154,715, respectively. The Company also had $9,615 and $13,269 in outstanding undrawn commitments at December 31, 2002 and 2001, respectively.

                       SERVICE CORPORATION INTERNATIONAL

     The fair market value of the Company's debt at December 31 was as follows:

                                                                 2002         2001
                                                              ----------   ----------
Bank credit agreements......................................  $       --   $   28,189
8.72% amortizing notes due in 2002..........................          --        4,653
6.3% notes due in 2003......................................      83,953      243,745
7.375% notes due in 2004....................................     110,773      214,320
8.375% notes due in 2004....................................      50,797       49,248
6.0% notes due in 2005......................................     364,007      500,133
7.2% notes due in 2006......................................     142,500      132,000
6.875% notes due in 2007....................................     137,250      129,000
6.5% notes due in 2008......................................     179,000      172,000
6.75% convertible subordinated notes due in 2008, conversion
  price of $6.92............................................     302,995      346,725
7.7% notes due in 2009......................................     187,060      170,000
7.7% notes due in 2009......................................     161,852           --
6.95% amortizing notes due in 2010..........................      39,087       38,581
7.875% debentures due in 2013...............................      49,578       44,502
7.0% notes due in 2015......................................          24       58,460
Convertible debentures, interest rates range from 4.75% to
  5.5% due through 2013, conversion prices range from $12.55
  to $50.00.................................................      34,728       39,126
Mortgage notes and other debt, maturities through 2050......      76,732      181,520
                                                              ----------   ----------
     Total debt.............................................  $1,920,336   $2,352,202
                                                              ==========   ==========

     The fair value of the fixed rate long-term borrowings and convertible securities was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. Mortgage notes and other debt have been reported at face value because of the multitude and non-trading nature of these notes.

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

     The Company's cash deposits, some of which exceed insured limits, were distributed among various regional and national banks in the jurisdictions in which the Company operates. In addition, the Company regularly invests excess cash in financial instruments, which are not insured, such as commercial paper, money-market funds, and Eurodollar time deposits that are offered by a variety of financial institutions and corporations with high quality credit ratings. The Company believes that the associated credit risk of such instruments is not material.

                       SERVICE CORPORATION INTERNATIONAL

NOTE TEN

  COMMITMENTS AND CONTINGENCIES

  Leases

     The Company's leases principally relate to funeral home facilities, transportation equipment and two aircraft. The majority of the Company's operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Rental expense for these leases was $89,291, $92,895, and $94,629 for the years ended December 31, 2002, 2001, and 2000, respectively. In 2002, the Company entered into certain capital leases primarily related to vehicles in its international operations. As of December 31, 2002, future minimum lease payments for operating and capital leases exceeding one year are as follows:

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2003........................................................  $ 45,939    $ 6,930
2004........................................................    39,388      6,455
2005........................................................    31,323      7,165
2006........................................................    18,994      4,609
2007........................................................    13,045      2,249
2008 and thereafter.........................................    30,956      3,754
                                                              --------    -------
     Subtotal...............................................   179,645     31,162
  Less: Subleases...........................................    (4,006)        --
                                                              --------    -------
     Total..................................................  $175,639     31,162
                                                              ========    -------
  Less: interest on capital leases..........................               (4,340)
                                                                          -------
Total principal payable on capital leases...................              $26,822
                                                                          =======

  Purchase Commitments

     The Company has a purchase agreement with a major casket manufacturer for its North American operations with an original minimum commitment of $750,000 over a six-year period expiring at the end of 2004. During 2002, the Company made minimum purchases of approximately $87 million under this purchase agreement. The agreement contains provisions for annual price adjustments. The agreement provides for a one-year extension period to 2005 in which the Company is allowed to satisfy any remaining commitment that exists at the end of the original term.

  Management, Consultative and Non-Competition Agreements

     The Company has entered into management, employment, consultative and non-competition agreements, generally for five to ten years, with certain officers and employees of the Company and former owners of businesses acquired. The Company has modified several of the above agreements as part of cost rationalization programs (see note sixteen to the consolidated financial statements). During the years ended December 2002, 2001, and 2000, the Company recognized expense of $56,878, $70,758, and $75,141, respectively, related to these agreements. The decrease in expense is a result of the cost rationalization programs recorded through Impairment charges and other operating expenses. The Company has estimated the maximum future cash commitment under these agreements; as a result, this commitment is not indicative of the future expense to be recognized due to amounts recorded in Impairment charges and other operating expenses. At December 31,

                       SERVICE CORPORATION INTERNATIONAL

2002, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

2003........................................................   $ 80,210
2004........................................................     42,402
2005........................................................     34,776
2006........................................................     24,283
2007........................................................     17,539
2008 and thereafter.........................................     19,465
                                                               --------
  Total.....................................................   $218,675
                                                               ========

  Contingent Purchase Obligations

     In connection with certain acquisitions made with the Company's South America operations, the Company entered into contingent purchase obligations with certain former owners of those businesses. These obligations require the Company to pay additional consideration if cumulative earnings thresholds, as defined in such agreements, are met between 2003 and 2005. As of December 31, 2002, the contingent consideration is estimated to be $40,000. This additional consideration may be paid partially in common stock at the discretion of the former owners.

  Representations and Warranties

     The Company has contingent obligations of $30,329 related to the Company's international asset sales and joint venture transactions. In some cases, the Company has agreed to guarantee certain representations and warranties with such disposition transactions with letters of credit or interest bearing cash investments. The Company has interest bearing cash investments of $15,329 included in Deferred charges and other assets collateralizing these contingent obligations. The Company does not believe it will ultimately be required to fund to third parties any claims against these representations and warranties.

     The Company enters into other representations and warranties associated with North American asset sales that it does not believe are material in nature.

  Litigation

     The Company is a party to various litigation matters, investigations and proceedings. The Company reserves for estimated losses relating to these contingencies if amounts can be reasonably estimated and are probable to occur. The following discussion describes certain litigation and proceedings as of March 14, 2003.

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

     The Consolidated Lawsuit has been brought on behalf of all persons and entities who (i) acquired shares of Company common stock in the merger of a wholly-owned subsidiary of the Company into Equity Corporation International
(ECI); (ii) purchased shares of Company common stock in the open market during the period from July 17, 1998 through January 26, 1999 (the Class Period); (iii) purchased Company call options in the open market during the Class Period; (iv) sold Company put options in the open market during the Class Period; (v) held employee stock options in ECI that became options to purchase Company common

                       SERVICE CORPORATION INTERNATIONAL
stock pursuant to the merger; and (vi) held Company employee stock options to purchase Company common stock under a stock plan during the Class Period. Excluded from the class definition categories are the Individual Defendants, the members of their immediate families and all other persons who were directors or executive officers of the Company or its affiliated entities at any time during the Class Period (with one amendment by the Court to include James P. Hunter, III as a class member). Mr. Hunter was the Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company.

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

                       SERVICE CORPORATION INTERNATIONAL

     On November 5, 2002, Hunter and the Hunter Family Trust filed a demand for arbitration styled Case No. 70 Y 168 00717 02; James P. Hunter, III and the James P. Hunter, III Family Trust v. Service Corporation International, Robert
L. Waltrip, L. William Heiligbrodt, and George R. Champagne; before the American Arbitration Association in Houston, Texas. The Hunter plaintiffs' arbitration demand also asserts claims against the Company and the Individual Defendants with respect to the Company's acquisition of ECI. Hunter also individually asserts claims that he was instructed to resign as an officer of the Company several months after the merger and suffered lost income as a result.

     Since the arbitration is in its preliminary stages and no discovery has occurred, the Company and the Individual Defendants cannot quantify their ultimate liability, if any, for the payment of damages or predict the outcome of the arbitration. However, the Company and the Individual Defendants believe that the allegations in the Hunter arbitration do not provide a basis for recovery of damages on several legal grounds. The Company and the Individual Defendants intend to aggressively defend this arbitration action which is set for hearing in June 2003.

     Copies of certain pleadings in these cases are filed as exhibits to the Company's Annual Report on Form 10-K.

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

     Thomas G. Conway et al v. Service Corporation International, et al; Cause No. CV-02-2818; In the United States District Court for the Eastern District of New York, filed May 10, 2002 and Demand for Arbitration, No. 13 168 02061 02, before the American Arbitration Association ("AAA") ("Conway" action). The Conway action was filed against the Company and two former officers of the Company who were also former officers of ECI, James P. Hunter III ("Hunter") and Jack D. Rottman ("Rottman"). On August 28, 2002, the Conway plaintiffs filed a Demand for Arbitration and Statement of Claim against the Company, ECI and SCI Delaware Funeral Services, Inc., a subsidiary of the Company ("SCI Delaware"), in New York City. The American Arbitration Association ruled that the arbitration would be conducted in Houston, Texas. The Conway plaintiffs have indicated that they will refuse to recognize the transfer on the grounds that it is improper to conduct the arbitration in Houston, Texas. The Company, ECI and SCI Delaware have initiated an action in the United States District Court for the Southern District of Texas to compel the Conway plaintiffs to arbitrate their claims in Houston, Texas.

     The plaintiffs in the Conway action owned funeral homes in Queens County and Suffolk County, New York, which were sold and merged into a subsidiary of ECI in January 1998. The plaintiffs are also included in the definition of class members in the Consolidated Lawsuit described above. In the Conway action, plaintiffs assert that ECI failed to disclose that ECI was negotiating the merger with the Company in breach of covenants in the agreements between ECI and the plaintiffs. ECI purchased the plaintiffs' funeral homes with ECI stock and cash, and the Plaintiffs' ECI stock was exchanged for stock in the Company in the merger of January 1999. Plaintiffs allege damages from the loss in value of the Company's stock from 1999 to the present. The plaintiffs seek to recover compensatory damages alleged at a minimum of $8 million and punitive damages alleged at a minimum of $14 million. The plaintiffs allege that SCI and SCI Delaware are liable as the alleged "successor" entities to ECI.

     Since the arbitration is in its preliminary stages and no discovery has occurred, the Company cannot quantify the ultimate liability of the Company or its subsidiaries, if any, for the payment of damages or predict the outcome of the litigation. However, the Company and its subsidiaries believe that the allegations in the

                       SERVICE CORPORATION INTERNATIONAL

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

     Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (the Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and names the Company and a subsidiary as defendants. It is a putative class action which has not been certified. A hearing on the Motion for Class Certification has taken place but a ruling is not expected on what, if any, class might be certified until April 2003 or later.

     The Consumer Lawsuit has been brought on behalf of all persons with burial plots or family members buried at Menorah Gardens & Funeral Chapels in Florida. Excluded from the class definition are persons whose claims have been reduced to judgment or have been settled as of the date of class certification.

                       SERVICE CORPORATION INTERNATIONAL

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

     The plaintiffs in the Consumer Lawsuit allege that the above conduct constitutes negligence, tortious interference with the handling of dead bodies, infliction of emotional distress, and violation of industry specific state statutes, as well as the state's Deceptive and Unfair Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory and punitive damages. The Court has granted plaintiffs' motion for leave to amend their complaint to include punitive damages. Plaintiffs also seek equitable/injunctive relief in the form of a permanent injunction requiring defendants to fund a court supervised program that provides for monitoring and studying of the cemetery and any disturbed remains to insure their proper disposition.

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

                       SERVICE CORPORATION INTERNATIONAL

     As with the Consumer and Guralnick Lawsuits, since the AG Lawsuit litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company has agreed to the appointment of an examiner who is charged with overseeing the remapping and burial processes at the cemeteries. The Company has insurance policies which are intended to limit the Company's outflows in the event of a decision adverse to the Company in the Consumer Lawsuit, the Guralnick Lawsuit and the AG Lawsuit. If an adverse decision in these matters exceeds the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, results of operations or cash flows.

NOTE ELEVEN

  STOCKHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No shares were issued as of December 31, 2002 and 2001. At December 31, 2002 and 2001, 500,000,000 common shares of $1 par value were authorized and the Company had 297,010,237 and 292,153,765, respectively, shares issued and outstanding, net of 2,516,396 and 2,502,190 shares held in treasury at par at December 31, 2002 and 2001, respectively.

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

     The plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Company's Compensation Committee of the Board of Directors. At December 31, 2002 and 2001, 5,005,623 and 5,215,623 options were outstanding with alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging from eight to ten years from date of grant. At December 31, 2002 and 2001, 6,168,833 and 7,349,923 shares, respectively, were reserved for future option grants under all stock option plans.

                       SERVICE CORPORATION INTERNATIONAL

     The following tables set forth certain stock option information:

                                                                        WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 1999.........................  19,893,110        $23.36
  Granted................................................   7,288,650          4.89
  Exercised..............................................          --            --
  Cancelled..............................................  (1,887,967)        24.92
                                                           ----------        ------
Outstanding at December 31, 2000.........................  25,293,793         17.92
  Granted................................................   9,083,100          3.98
  Exercised..............................................    (136,414)         4.32
  Cancelled..............................................  (4,291,215)        21.94
                                                           ----------        ------
Outstanding at December 31, 2001.........................  29,949,264         13.18
  Granted................................................   5,699,100          4.32
  Exercised..............................................     (42,633)         4.38
  Cancelled..............................................  (5,604,481)        12.51
                                                           ----------        ------
Outstanding at December 31, 2002.........................  30,001,250        $11.63
                                                           ==========        ======
Exercisable at December 31, 2000.........................  12,262,434        $21.45
                                                           ==========        ======
Exercisable at December 31, 2001.........................  12,824,879        $18.72
                                                           ==========        ======
Exercisable at December 31, 2002.........................  16,194,767        $14.81
                                                           ==========        ======

                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                 ----------------------------------------------------   ---------------------------------
                     NUMBER                                                 NUMBER
                 OUTSTANDING AT   WEIGHTED-AVERAGE                      EXERCISABLE AT
RANGE OF          DECEMBER 31,       REMAINING       WEIGHTED-AVERAGE    DECEMBER 31,    WEIGHTED-AVERAGE
EXERCISE PRICE        2002        CONTRACTUAL LIFE    EXERCISE PRICE         2002         EXERCISE PRICE
--------------   --------------   ----------------   ----------------   --------------   ----------------
$ 0.00- 4.00        8,184,200           5.8               $ 3.33           2,588,986          $ 3.30
  4.00- 5.00        4,485,738           3.2                 4.40           2,023,959            4.39
  5.00-10.00        5,600,450           6.1                 5.80           1,702,848            6.71
 10.00-20.00        6,632,245           3.8                16.05           6,601,624           16.06
 20.00-43.00        5,098,617           2.3                31.96           3,277,350           32.03
-------------      ----------           ---               ------          ----------          ------
$ 0.00-43.00       30,001,250           4.4               $11.63          16,194,767          $14.81
=============      ==========           ===               ======          ==========          ======

                       SERVICE CORPORATION INTERNATIONAL

     If the Company had elected to recognize compensation cost for its option plans based on the fair value at the grant dates for awards under those plans, net loss and loss per share would have been changed for the years ended December 31 to the pro forma amounts indicated below:

                                                     2002        2001         2000
                                                   ---------   ---------   -----------
Net loss.........................................  $(231,880)  $(597,796)  $(1,343,251)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  expense........................................    (13,537)    (17,680)      (24,735)
                                                   ---------   ---------   -----------
Pro forma net loss...............................  $(245,417)  $(615,476)  $(1,367,986)
                                                   =========   =========   ===========
Basic and diluted net loss per share.............  $    (.79)  $   (2.10)  $     (4.93)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  expense........................................       (.04)      (0.06)        (0.10)
                                                   ---------   ---------   -----------
Pro forma basic and diluted net loss per share...  $    (.83)  $   (2.16)  $     (5.03)
                                                   =========   =========   ===========

     The fair value of the Company's stock options used to compute the pro forma net loss and loss per share disclosures is determined by calculating the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

ASSUMPTIONS                                            2002         2001         2000
-----------                                         ----------   ----------   ----------
Dividend yield....................................     0.0%         0.0%         0.0%
Expected volatility...............................    66.3%        62.0%        57.2%
Risk-free interest rate...........................     3.6%         5.1%         6.7%
Expected holding period...........................   6.1 years    7.1 years    7.0 years
Weighted average fair value.......................       $2.90        $2.68        $3.18

In 2001, the Company replaced its 1995 Stock Plan for Non-Employee Directors, which expired, with its 2001 Stock Plan for Non-Employee Directors. Under this new plan, non-employee directors automatically receive yearly awards of restricted stock through the year 2005. Each award will not exceed 15,000 shares of common stock per director per year and vests after one year of service. In 2002 and 2001, each non-employee director was awarded 10,000 shares of common stock. For the years ended December 31, 2002, 2001 and 2000, respectively, 100,000, 110,000 and 33,000 shares of restricted stock were awarded at fair values of $4.25, $5.86 and $4.03, respectively. Further in 2001, the Company voted to create a Director Fee Plan to allow for partial payment of compensation to Non-Employee Directors through common stock. In 2002 and 2001, 45,108 and 36,784, respectively, shares of common stock was granted under the Director Fee Plan. Further 21,724 and 6,688 shares have been deferred by certain officers and reserved for future use under the Director Fee Plan in accordance with the Plan agreement at December 31, 2002 and 2001, respectively.

                       SERVICE CORPORATION INTERNATIONAL

  Accumulated Other Comprehensive Income (Loss)

     The Company's components of accumulated other comprehensive income (loss) at December 31 are as follows:

                                 FOREIGN CURRENCY   UNREALIZED GAIN   MINIMUM PENSION   ACCUMULATED OTHER
                                   TRANSLATION        (LOSSES) ON        LIABILITY        COMPREHENSIVE
                                    ADJUSTMENT        SECURITIES        ADJUSTMENT        INCOME (LOSS)
                                 ----------------   ---------------   ---------------   -----------------
Balance at December 31, 1999...     $ (37,768)         $(22,222)         $     --           $ (59,990)
  Activity in 2000.............      (202,709)           (4,792)          (12,724)           (220,225)
  Reclassification adjustment
     for discontinued
     operations................        16,044            27,014                --              43,058
                                    ---------          --------          --------           ---------
Balance at December 31, 2000...      (224,433)               --           (12,724)           (237,157)
  Activity in 2001.............       (76,403)               --           (16,629)            (93,032)
  Reclassification adjustment
     for sold businesses.......        38,990                --                --              38,990
                                    ---------          --------          --------           ---------
Balance at December 31, 2001...      (261,846)               --           (29,353)           (291,199)
  Activity in 2002.............        43,776                --            (7,202)             36,574
  Reclassification adjustment
     for sold businesses.......        47,479                --                --              47,479
                                    ---------          --------          --------           ---------
Balance at December 31, 2002...     $(170,591)         $     --          $(36,555)          $(207,146)
                                    =========          ========          ========           =========

     Included in Foreign currency translation adjustment are net losses of $162,715 and an associated deferred tax asset of $59,662 related to the Company's international operations held for sale. Accordingly, if these sale transactions are consummated, Foreign currency translation adjustment and Accumulated other comprehensive loss will be reduced by this amount. The Minimum pension liability adjustment of $36,555 at December 31, 2002 is net of deferred taxes of $23,146.

NOTE TWELVE

  RETIREMENT PLANS

     The Company has a non-contributory, defined benefit pension plan covering substantially all United States employees (US Pension Plan), a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior
SERP), and a retirement plan for certain non-employee directors (Directors'
Plan). In 2000, the Company also established a 401(k) employee savings plan.

     Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors' Plan and recognized a curtailment loss of $3,572 in 2001.

     Retirement benefits for the US Pension Plan are generally based on years of service and compensation. This contribution is an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments and marketable equity securities. The marketable equity securities include shares of Company common stock with a value of $4,394 and $6,603 at December 31, 2002 and 2001, respectively.

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the pension plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors' Plan provides for an annual benefit to directors

                       SERVICE CORPORATION INTERNATIONAL
following their retirement, based on a vesting schedule. The retirement benefits under the SERP, Senior SERP and Directors' Plan are an unfunded obligation of the Company; however, the Company purchased various life insurance policies on the participants in these plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the plans' benefit requirements.

     Most foreign employees are covered by their respective foreign government mandated or defined contribution plans which are adequately funded and are not considered significant to the financial condition or results of operations of the Company. The plans' liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

     The components of net periodic benefit cost for the years ended December 31 were as follows:

                                                         2002       2001       2000
                                                        -------   --------   --------
Service cost -- benefits earned during the period.....  $    --   $  5,081   $ 15,941
Interest cost on projected benefit obligation.........    9,824     14,474     14,965
Return on plan assets.................................   (8,539)   (13,569)   (13,688)
Curtailment charge....................................       --      3,572         --
Amortization of unrecognized transition asset.........       --       (418)      (440)
Amortization of prior service cost....................      197        114      1,126
Recognized net loss (gain)............................    4,834      2,826       (449)
                                                        -------   --------   --------
                                                        $ 6,316   $ 12,080   $ 17,455
                                                        =======   ========   ========

     The plans' funded status at December 31 were as follows (based on valuations as of September 30):

                                                                2002       2001
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $193,325   $198,977
Service cost................................................        --      5,081
Contributions paid by participants..........................        --      1,098
Interest cost...............................................     9,824     14,474
Plan amendments.............................................        --      1,802
Settlement/curtailment charge...............................   (13,325)    (9,333)
Actuarial loss..............................................     3,642      7,136
Benefits paid...............................................    (6,683)   (24,891)
Effects of dispositions.....................................   (43,941)        --
Effect of foreign currency..................................        --     (1,019)
                                                              --------   --------
Benefit obligation at end of year...........................  $142,842   $193,325
                                                              ========   ========

                       SERVICE CORPORATION INTERNATIONAL

                                                                2002       2001
                                                              --------   --------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $147,075   $152,766
Actual return on plan assets................................   (10,528)   (22,136)
Employer contributions......................................     3,214     42,901
Contributions paid by participants..........................        --      1,098
Settlement charge...........................................   (13,325)        --
Benefits paid...............................................    (7,299)   (26,242)
Effects of dispositions.....................................   (41,676)        --
Effect of foreign currency..................................        --     (1,312)
                                                              --------   --------
Fair value of plan assets at end of year....................  $ 77,461   $147,075
                                                              ========   ========
Funded status of plan.......................................  $(65,381)  $(46,250)
Fourth quarter contributions................................        --        354
Unrecognized actuarial loss.................................    59,701     58,904
Unrecognized prior service cost.............................     1,357      2,163
Unrecognized net transition asset...........................        --     (1,253)
Effect of foreign currency..................................        --         99
                                                              --------   --------
Net amount recognized.......................................  $ (4,323)  $ 14,017
                                                              ========   ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
Prepaid benefit cost........................................  $     --   $  8,146
Accrued benefit liability...................................   (65,381)   (43,621)
Intangible asset............................................     1,357      1,554
Accumulated other comprehensive loss........................    59,701     47,938
                                                              --------   --------
Net amount recognized.......................................  $ (4,323)  $ 14,017
                                                              ========   ========

     The plans' weighted-average assumptions were as follows:

                                                                2002       2001
                                                              --------   --------
Discount rate used to determine obligations.................   7.00%      6.97%
Assumed rate of compensation increase.......................   0.00%      3.50%
Assumed rate of return on plan assets.......................   9.00%      8.43%

     The 2001 balances included a defined benefit pension plan for the Company's United Kingdom operations (UK Plan). In 2002, the Company joint ventured the United Kingdom operations and as such, retirement plans included in 2002 are for U.S. employees only. Discount rates for the U.S. plans were 7.00% and 7.25% in 2002 and 2001, respectively, and 6.00% in 2001 for the UK Plan. The assumed rate of compensation increase for the year ended December 31, 2001 reflects the assumptions for the UK Plan only as all other plans subject to this disclosure were curtailed effective January 1, 2001.

     The Company has an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of their United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after tax income in accordance with specified guidelines up to a maximum of 50%. The Company then matches a percentage of the employee contributions through

                       SERVICE CORPORATION INTERNATIONAL
contributions of the Company's common stock. For 2002 and 2001, the Company match was based upon the following:

YEARS OF VESTING SERVICE                       PERCENTAGE OF DEFERRED COMPENSATION
------------------------                       -----------------------------------
                                            75% of the first 6% of deferred
0-5 years................................   compensation
                                            110% of the first 6% of deferred
6-10 years...............................   compensation
                                            135% of the first 6% of deferred
11 or more years.........................   compensation

     The amount of Company matched common stock contributions in 2002 and 2001 was $18,150 and $12,635, respectively.

NOTE THIRTEEN

  SEGMENT REPORTING

     The Company's operations are product based and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in its North America and Other foreign segments and conducts funeral operations in its European segment. In the first quarter of 2002, the Company completed a joint venture of its United Kingdom operations (see note sixteen to the consolidated financial statements), which conducted both funeral and cemetery operations in this European segment.

     In 2002, the Company began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations. Previously, such casket revenue was recognized in cemetery operations. The Company has reclassified the prior year operating results to conform to the current period presentation with no effect on previously reported results of operations, financial position or cash flows.

     In addition in 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's consolidated results of operations, financial position or cash flows.

     In 2000, the Company completed sales of its wholly owned insurance operations. As such, these operations have been reclassified and reported as discontinued operations (see note seventeen to the consolidated financial statements).

     The Company's reportable segment information is as follows:

                                                                            REPORTABLE
                                                     FUNERAL     CEMETERY    SEGMENTS
                                                    ----------   --------   ----------
Revenues from external customers:
  2002............................................  $1,635,395   $637,028   $2,272,423
  2001............................................   1,821,430    688,913    2,510,343
  2000............................................   1,926,601    626,635    2,553,236
Depreciation and amortization:
  2002............................................  $   75,758   $ 18,076   $   93,834
  2001............................................     141,024     33,487      174,511
  2000............................................     157,174     40,162      197,336
Gross profits:
  2002............................................  $  279,568   $ 84,347   $  363,915
  2001............................................     265,163     94,223      359,386
  2000............................................     274,728     50,619      325,347

                       SERVICE CORPORATION INTERNATIONAL

                                                                            REPORTABLE
                                                   FUNERAL      CEMETERY     SEGMENTS
                                                  ----------   ----------   -----------
Total assets:
  2002..........................................  $6,980,500   $3,350,929   $10,331,429
  2001..........................................   7,123,855    4,007,642    11,131,497
  2000..........................................   7,865,099    4,464,622    12,329,721
Capital expenditures:
  2002..........................................  $   69,940   $   44,271   $   114,211
  2001..........................................      56,824       26,596        83,420
  2000..........................................      40,660       43,943        84,603
Operating locations at year end (unaudited):
  2002..........................................       2,526          507         3,033
  2001..........................................       3,210          541         3,751
  2000..........................................       3,751          629         4,380

     Subsequent to the sale of substantially all remaining loans held by the Company's lending subsidiary, results of operations from remaining loans are included in Other income in the consolidated statement of operations and assets have been consolidated with corporate assets. The following table reconciles certain reportable segment amounts to the Company's corresponding consolidated amounts:

                                        REPORTABLE     LENDING
                                         SEGMENTS     SUBSIDIARY   CORPORATE   CONSOLIDATED
                                        -----------   ----------   ---------   ------------
Revenues from external customers:
  2002................................  $ 2,272,423    $    --     $     --    $ 2,272,423
  2001................................    2,510,343         --           --      2,510,343
  2000................................    2,553,236     11,494           --      2,564,730
Depreciation and amortization:
  2002................................  $    93,834    $    --     $ 34,712    $   128,546
  2001................................      174,511         --       19,426        193,937
  2000................................      197,336         --       26,695        224,031
Total assets:
  2002................................  $10,331,429    $    --     $392,356    $10,723,785
  2001................................   11,131,497         --      448,440     11,579,937
  2000................................   12,329,721     40,120      505,433     12,875,274
Capital expenditures(1):
  2002................................  $   114,211    $    --     $ 12,924    $   127,135
  2001................................       83,420         --        2,574         85,994
  2000................................       84,603         --       13,192         97,795

---------------

(1) Consolidated capital expenditures include $27,090, $11,830, and $14,425 for the years ended December 31, 2002, 2001, and 2000, respectively, for capital leases and purchases of property, plant and equipment, cemetery property, and goodwill of acquired businesses. The 2001 amount relates to assets previously held by the Company's lending subsidiary exchanged for collateral in bankruptcy proceedings. The 2000 amount above related to the Company acquiring by deed in lieu of foreclosure the collateral underlying certain loans from the Company's lending subsidiary. Excluding these capital expenditures related to acquired businesses the Company had consolidated capital expenditures of $100,045, $74,164, and $83,370 for the years ended December 31, 2002, 2001, and 2000, respectively.

                       SERVICE CORPORATION INTERNATIONAL

     The following table reconciles gross profits from reportable segments shown above to the Company's consolidated income (loss) before income taxes and extraordinary items:

                                                      2002        2001        2000
                                                    ---------   ---------   ---------
Gross profit from reportable segments.............  $ 363,915   $ 359,386   $ 325,347
  Lending subsidiary income from operations.......         --          --       2,295
  General and administrative expenses.............    (89,752)    (70,309)    (79,932)
  Impairment losses and other operating
     expenses.....................................   (289,054)   (644,147)   (517,776)
                                                    ---------   ---------   ---------
Operating loss....................................    (14,891)   (355,070)   (270,066)
  Interest expense................................   (161,494)   (211,626)   (281,548)
  Other income....................................     19,021      15,044      17,455
  Gains from dispositions.........................     16,401      16,224      17,181
                                                    ---------   ---------   ---------
Loss from continuing operations before income
  taxes, extraordinary items and cumulative
  effects of accounting changes...................  $(140,963)  $(535,428)  $(516,978)
                                                    =========   =========   =========

     Although total amounts reported have not changed, the Company has made certain reclassifications within geographic segments in order to more accurately reflect the results in all years with alignment of current management objectives.

     The Company's geographic segment information was as follows:

                                         NORTH                     OTHER
                                        AMERICA       EUROPE      FOREIGN      TOTAL
                                       ----------   ----------   ---------   ----------
Revenues from external customers:
  2002...............................  $1,741,382   $  496,409   $  34,632   $2,272,423
  2001...............................   1,781,159      647,714      81,470    2,510,343
  2000...............................   1,737,014      686,199     141,517    2,564,730
Depreciation and amortization
  2002...............................  $  119,060   $    8,943   $     543   $  128,546
  2001...............................     144,581       40,614       8,742      193,937
  2000...............................     159,864       50,758      13,409      224,031
Operating income (loss):
  2002...............................  $  (56,693)  $   50,488   $  (8,686)  $  (14,891)
  2001...............................     209,247     (317,394)   (246,923)    (355,070)
  2000...............................    (308,409)      19,823      18,520     (270,066)
Impairment and other operating
  expenses:
  2002...............................  $  272,040   $      777   $  16,237   $  289,054
  2001...............................      17,657      370,232     256,258      644,147
  2000...............................     496,336       20,424       1,016      517,776
Long-lived assets:
  2002...............................  $4,241,601   $  254,694   $  42,343   $4,538,638
  2001...............................   4,741,276      603,016      47,005    5,391,297
  2000...............................   4,882,795    1,154,260     521,178    6,558,233
Operating locations at year end
  (unaudited):
  2002...............................       1,866        1,143          24        3,033
  2001...............................       1,999        1,726          26        3,751
  2000...............................       2,256        1,942         182        4,380

                       SERVICE CORPORATION INTERNATIONAL

             Included in the North American figures above are the following United States amounts:

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Revenues from external customers.................  $1,667,884   $1,701,574   $1,657,553
Operating income (loss)(1).......................     (69,664)     187,282     (225,359)
Long-lived assets................................   4,122,815    4,618,405    4,648,778
Operating locations at year end (unaudited)......       1,714        1,842        2,092

     Included in the European figures above are the following French amounts:

                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues from external customers.....................  $473,643   $425,129   $415,615
Operating income (loss)(1)...........................    46,797   (102,349)     5,235
Long-lived assets....................................   265,415    202,141    344,369
Operating locations at year end (unaudited)..........     1,125      1,139      1,169

---------------

(1) Operating income (loss) includes $270,866, $27,154, and $345,917 in impairment losses and other operating expenses in the United States and $(63), $126,612, and $8,913 in France for the years ended December 31, 2002, 2001, and 2000, respectively.

     During 2002 and 2001, the Company divested of certain North America and international funeral service locations and cemeteries not considered part of its core operations. These divested operations do not qualify as discontinued operations under SFAS No. 144 because either the divested operations were held for sale in accordance with previous accounting pronouncements related to dispositions or they do not meet the criteria as defined in SFAS No. 144. Summary operating results of the Company's divested operations are as follows.

                                                  NORTH AMERICA           EUROPE
                                                -----------------   ------------------
                                                 2002      2001      2002       2001
                                                -------   -------   -------   --------
Revenues:
  Funeral.....................................  $22,485   $74,687   $14,284   $190,673
  Cemetery....................................    4,648    16,568     2,190     25,745
                                                -------   -------   -------   --------
                                                $27,133   $91,255   $16,474   $216,418
                                                =======   =======   =======   ========
Operating income (excluding impairment losses
  and other operating expenses):
  Funeral.....................................  $(1,393)  $(4,271)  $ 3,358   $ 22,682
  Cemetery....................................    1,513     4,149       740      8,336
                                                -------   -------   -------   --------
                                                $   120   $  (122)  $ 4,098   $ 31,018
                                                =======   =======   =======   ========

                       SERVICE CORPORATION INTERNATIONAL

                                                  OTHER FOREIGN           TOTAL
                                                -----------------   ------------------
                                                 2002      2001      2002       2001
                                                -------   -------   -------   --------
Revenues:
  Funeral.....................................  $    --   $13,637   $36,769   $278,997
  Cemetery....................................       --     6,609     6,838     48,922
                                                -------   -------   -------   --------
                                                $    --   $20,246   $43,607   $327,919
                                                =======   =======   =======   ========
Operating income (excluding impairment losses
  and other operating expenses):
  Funeral.....................................  $    --   $  (637)  $ 1,965   $ 17,774
  Cemetery....................................       --     2,036     2,253     14,521
                                                -------   -------   -------   --------
                                                $    --   $ 1,399   $ 4,218   $ 32,295
                                                =======   =======   =======   ========

     The net assets of the Company's United Kingdom subsidiary (divested in the first quarter of 2002) were as follows:

                                                               DECEMBER 31, 2001
                                                               -----------------
Assets:
  Cash and cash equivalents.................................       $  1,673
  Receivables, net of allowances............................         24,113
  Inventories...............................................          7,845
  Other.....................................................         14,124
  Prearranged funeral contracts.............................        229,859
  Cemetery property, at cost................................        245,018
  Property, plant and equipment, net........................        117,658
  Deferred charges and other assets.........................          3,956
  Goodwill, net.............................................         35,276
                                                                   --------
     Total assets...........................................        679,522
Liabilities:
  Accounts payable and accrued liabilities..................         41,863
  Income taxes..............................................            672
  Deferred prearranged funeral contract revenues............        304,437
  Deferred cemetery contract revenues.......................         32,358
  Deferred income taxes.....................................         22,437
  Other liabilities.........................................         40,915
                                                                   --------
     Total liabilities......................................        442,682
                                                                   --------
Net assets..................................................       $236,840
                                                                   ========

                       SERVICE CORPORATION INTERNATIONAL

NOTE FOURTEEN

  SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts was as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Cash and cash equivalents:
  Cash......................................................  $   35,338   $   21,791
  Commercial paper and temporary investments................     165,287        7,501
                                                              ----------   ----------
                                                              $  200,625   $   29,292
                                                              ==========   ==========
Receivables and allowances:
  Current:
     Trade accounts.........................................  $  149,968   $  209,471
     Cemetery contracts and trusted cemetery merchandise and
       services sales.......................................     204,497      246,087
     Loans and other notes receivable.......................      12,717       24,771
                                                              ----------   ----------
                                                                 367,182      480,329
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................      43,920       61,683
     Unearned finance charges...............................      31,497       32,167
                                                              ----------   ----------
                                                                  75,417       93,850
                                                              ----------   ----------
                                                              $  291,765   $  386,479
                                                              ==========   ==========
  Long-term:
     Cemetery contracts.....................................  $  453,375   $  506,045
     Trusted cemetery merchandise and services sales........     854,452      901,058
     Loans and other notes receivable.......................     126,268      129,944
                                                              ----------   ----------
                                                               1,434,095    1,537,047
                                                              ----------   ----------
  Less:
     Allowance for contract cancellations and doubtful
       accounts.............................................     206,740      207,468
     Unearned finance charges...............................      70,897       80,087
                                                              ----------   ----------
                                                                 277,637      287,555
                                                              ----------   ----------
                                                              $1,156,458   $1,249,492
                                                              ==========   ==========

     Interest rates on cemetery contracts and loans and other notes receivable range from 3.5% to 14.5% at December 31, 2002 and 2001. Included in Loans and other notes receivable in the consolidated balance sheet

                       SERVICE CORPORATION INTERNATIONAL
is $1,808 and $354 of notes with officers, employees and former employees of the Company, and $4,638 and $4,712 of notes with other related parties at December 31, 2002 and 2001, respectively.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Inventories:
  Developed land, lawn crypts and mausoleums................  $   43,297   $   51,882
  Caskets, vaults, urns, markers and bases..................      92,232      117,093
                                                              ----------   ----------
                                                              $  135,529   $  168,975
                                                              ==========   ==========
Cemetery property:
  Undeveloped land..........................................  $1,308,182   $1,671,953
  Developed land, lawn crypts and mausoleums................     259,402      252,820
                                                              ----------   ----------
                                                              $1,567,584   $1,924,773
                                                              ==========   ==========
Property, plant and equipment:
  Land......................................................  $  252,769   $  299,169
  Buildings and improvements................................   1,170,342    1,192,755
  Operating equipment.......................................     373,294      430,020
  Leasehold improvements....................................      23,412       53,660
                                                              ----------   ----------
                                                               1,819,817    1,975,604
  Less: accumulated depreciation............................    (631,477)    (618,194)
                                                              ----------   ----------
                                                              $1,188,340   $1,357,410
                                                              ==========   ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $   56,387   $   78,852
  Payroll...................................................      91,836       92,670
  Interest..................................................      21,427       40,753
  Insurance.................................................      44,089       50,419
  Bank overdraft accrual....................................      16,349       26,010
  Employee termination costs and costs to exit activities...      28,179       71,916
  Property, sales and use tax payables......................      29,516       30,551
  Other.....................................................      74,127       92,979
                                                              ----------   ----------
                                                              $  361,910   $  484,150
                                                              ==========   ==========

                       SERVICE CORPORATION INTERNATIONAL

  NON-CASH TRANSACTIONS

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Common stock issued under restricted stock plans.....  $    425   $    645   $    133
Minimum liability under retirement plans.............    (7,202)   (16,629)   (12,724)
Debenture conversions to common stock................        --      5,528         --
Debt extinguished using common stock.................        --     81,221         --
Common stock issued in acquisitions..................        --         --        247
Common stock contributions to employee 401(k)........    18,150     12,635        812
Common stock contributions to cash balance plan......        --      6,500         --
Debt extinguished using non-cash French assets.......   113,500         --         --
Capital leases.......................................    26,822         --         --
Debt exchange 6.00% notes due 2005 for 7.70% notes
  due 2009...........................................   172,183         --         --

NOTE FIFTEEN

  EARNINGS PER SHARE

     The basic and diluted per share amounts were the same in all periods presented because the Company reported a loss from continuing operations before extraordinary items and cumulative effects of accounting changes for the three years ended December 31, 2002.

                                                        2002           2001           2000
                                                    ------------   ------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss (numerator):
  Loss before extraordinary items and cumulative
     effects of accounting changes -- basic.......   $(101,223)     $(596,627)     $(425,523)
  After tax interest on convertible debentures....          --             --             --
                                                     ---------      ---------      ---------
  Loss before extraordinary items and cumulative
     effects of accounting changes -- diluted.....   $(101,223)     $(596,627)     $(425,523)
                                                     =========      =========      =========
Shares (denominator):
  Shares -- basic.................................     294,533        285,127        272,172
       Stock options..............................          --             --             23
       Convertible debentures.....................          --             --            349
                                                     ---------      ---------      ---------
  Shares -- diluted...............................     294,533        285,127        272,544
                                                     =========      =========      =========
Loss income per share before extraordinary items
  and cumulative effects of accounting changes:
  Basic...........................................   $   (0.34)     $   (2.09)     $   (1.56)
  Diluted.........................................       (0.34)         (2.09)         (1.56)
Net loss per share:
  Basic...........................................   $    (.79)     $   (2.10)     $   (4.93)
  Diluted.........................................        (.79)         (2.10)         (4.93)

     The computation of diluted earnings per share excludes outstanding stock options and convertible debentures because the inclusion of such options and debentures would be antidilutive in the periods

                       SERVICE CORPORATION INTERNATIONAL
presented. Total options and convertible debentures that could impact dilutive earnings per share are as follows:

                                                              2002     2001     2000
                                                             ------   ------   ------
Antidilutive options ($2.26 to $42.53).....................  30,001   29,949   25,294
Antidilutive convertible debentures ($6.92 to $50.00)......  51,408   51,763    2,066
                                                             ------   ------   ------
  Total common stock equivalents excluded from
     computation...........................................  81,409   81,712   27,360
                                                             ======   ======   ======

NOTE SIXTEEN

  IMPAIRMENT LOSSES AND OTHER OPERATING EXPENSES

     The Company has recorded Impairment losses and other operating expenses, previously disclosed as restructuring and non-recurring charges, in 2002, 2001, 2000 and 1999. The Company continues to adjust the estimates of certain items included in the original charges, as better estimates become available or actual divestitures occur.

     At December 31, 2002, approximately $80,193 of the remaining total restructuring charge balance relates to severance costs and contractual obligations, the majority of which will be paid by 2012. Further, of the $80,193 remaining reserves, $28,179 is included in Accounts payable and accrued liabilities in the consolidated balance sheet based on the expected timing of payment.

     The activity related to impairment losses and other operating expenses was as follows:

  2002 Activity

                                                                       UTILIZATION FOR TWELVE
                                                                            MONTHS ENDED
                                          BALANCE AT    ADDITIONS OR     DECEMBER 31, 2002       BALANCE AT
                           ORIGINAL      DECEMBER 31,   ADJUSTMENTS    ----------------------   DECEMBER 31,
                         CHARGE AMOUNT       2001       DURING 2002      CASH       NON-CASH        2002
                         -------------   ------------   ------------   ---------   ----------   ------------
First Quarter 1999
  Charge...............   $   89,884       $  2,743       $     --      $ 1,326     $    853      $   564
Fourth Quarter 1999
  Charge...............      272,544         67,517         (1,418)       7,308       10,537       48,254
2000 Charges...........      434,415         19,011        (23,490)         175       (4,654)          --
2001 Charges...........      663,548         15,959         20,983        1,682       31,875        3,385
2002 Charges...........      292,979             --        292,979        2,315      262,674       27,990
                          ----------       --------       --------      -------     --------      -------
                          $1,753,370       $105,230       $289,054      $12,806     $301,285      $80,193
                          ==========       ========       ========      =======     ========      =======

     The Company's 2002 charges of $292,979 relate primarily to $158,481 for certain funeral and cemetery operations being held for sale, $40,787 for adjusting to market value certain options associated with the Company's Senior notes due 2003, $39,327 from relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations, $18,701 to reduce the value of equity investments in North America companies, $12,902 of severance costs for former employees and $22,781 as disposal losses of long-lived assets. The Company also recorded a reduction in Impairment losses and other operating expenses of $3,925 as changes in estimates of charges previously recorded in 2001, 2000 and 1999, of which $16,237 was related to additional estimated reductions in the value of the Company's Argentina business due to continued economic decline, offset by $20,162 primarily related to reductions in estimates as a result of evaluating properties held for sale. The Company reviewed properties held for sale under previously recorded charges and in accordance with new accounting pronouncement SFAS No. 144, "Accounting for the Impairment or

                       SERVICE CORPORATION INTERNATIONAL

Disposal of Long-Lived Assets," the Company transferred certain locations no longer being actively marketed to held and used. As a result, the Company recorded a reduction to its 2000 charges.

     The $158,481 for certain funeral and cemetery operations being held for sale in North America represents 80 funeral service locations, 38 cemeteries and 22 businesses being sold for their real estate values. The $39,327 related to relieving 248 individuals from their consulting and/or covenant-not-to-compete contractual obligations under such agreements. Individuals will continue to be paid by the Company pursuant to such contractual terms, the majority of which will be paid by 2012. The severance charges relate to 411 employees involuntarily terminated in North America related to sales and administrative positions. Also included were severance charges for three executive officers. The remaining 2002 reserve is primarily related to the severance and terminated consulting and/or covenant-not-to-compete contractual obligations.

  2001 Activity

                                                                           UTILIZATION FOR TWELVE
                                                                                MONTHS ENDED
                                        BALANCE AT       ADDITIONS OR        DECEMBER 31, 2001       BALANCE AT
                         ORIGINAL      DECEMBER 31,      ADJUSTMENTS       ----------------------   DECEMBER 31,
                       CHARGE AMOUNT       2000          DURING 2001         CASH       NON-CASH        2001
                       -------------   ------------   ------------------   ---------   ----------   ------------
First Quarter 1999
  Charge.............   $   89,884       $ 6,210           $     --         $ 1,986     $  1,481      $  2,743
Fourth Quarter 1999
  Charge.............      272,544        86,959                 --          19,694         (252)       67,517
2000 Charges.........      434,415            --            (19,401)             --      (38,412)       19,011
2001 Charges.........      663,548            --            663,548           1,114      646,475        15,959
                        ----------       -------           --------         -------     --------      --------
                        $1,460,391       $93,169           $644,147         $22,794     $609,292      $105,230
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

     In 2001, the Company joint ventured its Australia operations and received net pretax proceeds of approximately $148,807 and securities with a face value of $24,400, which includes a 20% equity interest in the Australia operations and a 12% subordinated convertible note. Also included in this charge, the Company recognized $38,781 of the cumulative foreign currency translation effect into earnings, previously included as a separate component of Accumulated other comprehensive loss in stockholders' equity.

     In August 2001, the Company sold 85% of its operations in Spain and Portugal. In connection with this transaction, the Company received net pretax proceeds of $101,082 and recorded a gain of $2,062 which is included in Gains from dispositions in the consolidated statement of operations. Included in the gain, the Company recognized $209 of the cumulative foreign currency effect into earnings, previously included as a separate component of Accumulated other comprehensive loss in stockholders' equity.

     The $573,394 write down in 2001 related to assets held for sale in the Company's international jurisdictions. As part of computing the write down, the Company included a loss of $189,613 related to the

                       SERVICE CORPORATION INTERNATIONAL
cumulative foreign currency translation effect included in accumulated other comprehensive income. Reflected in the cumulative foreign currency translation adjustment at December 31, 2002 is a remaining loss of $162,715 related to assets held for sale. This amount will be removed from accumulated other comprehensive income when the asset sales are completed. See note three to the consolidated financial statements regarding accounting changes and note eleven to the consolidated financial statements regarding Other comprehensive losses.

     The original charge consisted of the following:

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

     The 2000 Charges totaled $491,119 related to the planned divestitures as a result of a North American facility review and the reduction of the carrying value of an equity investment in North America. Of the total 2000 Charges, $351,159 of charges related to the planned divestitures of 230 funeral service locations anticipated to be sold as funeral businesses, 174 funeral service locations anticipated to be sold as real estate and 105 cemeteries and $139,960 of charges to reduce the carrying value of equity investments.

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

                       SERVICE CORPORATION INTERNATIONAL

     Summary operating results of discontinued operations:

                                                              TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               2001        2000
                                                              -------   ----------
Revenues....................................................  $   --    $ 295,062
Cost and expenses...........................................   2,637     (275,172)
                                                              ------    ---------
Income from discontinued operations before income taxes.....   2,637       19,890
Provision for income taxes..................................    (936)      (6,543)
                                                              ------    ---------
Income from discontinued operations.........................  $1,701    $  13,347
                                                              ======    =========

NOTE EIGHTEEN

  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    FIRST      SECOND      THIRD      FOURTH        YEAR
                                   --------   ---------   --------   ---------   ----------
Revenues:
  2002...........................  $585,758   $ 566,328   $543,808   $ 576,529   $2,272,423
  2001...........................   677,776     618,711    582,979     630,877    2,510,343
Gross profit:
  2002...........................  $119,164   $  91,273   $ 75,409   $  78,069   $  363,915
  2001...........................   110,888      86,570     67,019      94,909      359,386
Income (loss) from continuing
  operations before extraordinary
  items and cumulative effects of
  accounting changes:
  2002...........................  $ 46,168   $(140,160)  $   (844)  $  (6,387)  $ (101,223)
  2001...........................     3,319     (10,656)     4,182    (593,472)    (596,627)
Net income (loss):
  2002...........................  $(88,711)  $(143,015)  $  4,061   $  (4,215)  $ (231,880)
  2001...........................       265     (10,585)     4,281    (591,757)    (597,796)
Basic earnings (loss) per share
  from continuing operations
  before extraordinary items and
  cumulative effects of
  accounting changes:
  2002...........................  $    .16   $    (.48)  $   (.00)  $    (.02)  $     (.34)
  2001...........................       .01        (.04)       .02       (2.03)       (2.09)
Diluted earnings (loss) per share
  from continuing operations
  before extraordinary items and
  cumulative effects of
  accounting changes:
  2002...........................  $    .15   $    (.48)  $   (.00)  $    (.02)  $     (.34)
  2001...........................       .01        (.04)       .02       (2.03)       (2.09)

                       SERVICE CORPORATION INTERNATIONAL

     Income (loss) from continuing operations before extraordinary items and cumulative effects of accounting changes includes the following impairment losses and other operating expenses and changes in estimates:

                                    FIRST      SECOND      THIRD      FOURTH        YEAR
                                   --------   ---------   --------   ---------   ----------
Impairment losses and other
  operating expenses:
  2002...........................  $ (4,894)  $(231,674)  $(27,942)  $ (24,544)  $ (289,054)
  2001...........................   (25,023)    (26,223)    (6,185)   (586,716)    (644,147)
Changes in estimates:
  2002...........................  $  3,800   $   2,200   $  8,800   $   3,500   $   18,300
  2001...........................    10,140      10,894     23,033      14,826       58,893

     For a more detailed discussion of impairment losses and other operating expenses, see note sixteen to the consolidated financial statements. For a more detailed discussion of the changes in estimates, see note two to the consolidated financial statements.

                       SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2002

                                       BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE
                                       BEGINNING    COSTS AND       OTHER                      AT END OF
DESCRIPTION                            OF PERIOD     EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)    PERIOD
-----------                            ----------   ----------   -----------   -------------   ---------
                                                                (IN THOUSANDS)
Current --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 2002....   $ 61,683     $  2,711     $    (93)      $(20,381)     $ 43,920
     Year ended December 31, 2001....     64,852       19,976       (4,150)       (18,995)       61,683
     Year ended December 31, 2000....     77,080       20,005      (18,558)       (13,675)       64,852
Due After One Year --
  Allowance for contract
     cancellations and doubtful
     accounts:
     Year ended December 31, 2002....   $207,468     $  9,648     $ (8,179)      $ (2,197)     $206,740
     Year ended December 31, 2001....    234,257      (13,208)     (11,077)        (2,504)      207,468
     Year ended December 31, 2000....     97,285       19,885      121,097         (4,010)      234,257
Deferred Tax Valuation Allowance:
     Year ended December 31, 2002....   $168,528     $(10,527)    $     --       $     --      $158,001
     Year ended December 31, 2001....     69,199       99,329           --             --       168,528
     Year ended December 31, 2000....     27,278       41,921           --             --        69,199

---------------

(1) Uncollected receivables written off, net of recoveries.

(2) Primarily cumulative effect of accounting change and acquisitions and dispositions of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

     The information regarding the Company's equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.

     Equity Compensation Plan Information at December 31, 2002:

                                                                               NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                         NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                          ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                            OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                            WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
PLAN CATEGORY                       (A)                       (B)                       (C)
-------------            --------------------------   --------------------   -------------------------
Equity compensation
  plans approved by
  security holders.....          21,941,673                  $12.69                  5,426,051
Equity compensation
  plans not approved by
  security
  holders(1)...........           8,059,577                    8.75                  5,516,348(2)
                                 ----------                  ------                 ----------
Total..................          30,001,250                  $11.63                 10,942,399
                                 ==========                  ======                 ==========

---------------

(1) Includes options outstanding under the Equity Corporation International 1994 Long-Term Incentive Plan which became exercisable to acquire Company common stock when the Company acquired Equity Corporation International in January 1999. The outstanding options cover an aggregate of 341,716 shares at a weighted-average exercise price of $22.50 per share. No shares of Company common stock are available for any future grants under this plan.

     Includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options may be granted to employees who are not officers or directors. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. The terms of the options, including vesting, are set by a committee appointed by the Board of Directors. The Board of Directors may amend, terminate or suspend the plan in its discretion. The Company has 7,717,861 total options outstanding under the 1996 Non-qualified Incentive Plan. The Company has options available for future issuance under the 1996 Nonqualified Incentive Plan of 742,782. See note eleven to the consolidated financial statements in Item 8 of this Form 10-K for a further description of 1996 Nonqualified Incentive Plan. These plans have not been submitted for shareholder approval.

(2) Includes an estimated 4,773,566 shares registered for the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) are registered. The above estimate was determined by dividing (i) the remaining unissued dollar value of registered shares at December 31, 2002, which was $15,848,238, by (ii) the closing price of $3.32 per share of common stock at December 31, 2002.

     The Employee Stock Purchase Plan enables Company employees in North America to invest via payroll deductions up to $500 (or $600 Canadian) per month in Company common stock. Contributions are utilized to purchase the stock in the open market. With respect to Canadian employees who meet certain requirements, the Company will provide annually a match equal to 25% of the amount of the employee's contribution subject to a maximum contribution per participant of $1,800 Canadian. This plan has not been submitted for shareholder approval.

ITEM 14.  CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") ) as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company periodic filings under the Exchange Act.

CHANGE IN INTERNAL CONTROLS

     Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)-(2) Financial Statements and Schedule:

          The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 38 of this report.

     (3) Exhibits:

          The exhibits listed on the accompanying Exhibit Index on pages 98-101 are filed as part of this report.

     (b) Reports on Form 8-K

          During the quarter ended December 31, 2002, the Company did not file any reports on Form 8-K.

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

Dated: March 17, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

          /s/ R. L. WALTRIP*              Chairman of the Board and Chief     March 17, 2003
--------------------------------------      Executive Officer (Principal
           (R. L. Waltrip)                       Executive Officer)


       /s/ JEFFREY E. CURTISS*              Senior Vice President Chief       March 17, 2003
--------------------------------------    Financial Officer and Treasurer
         (Jeffrey E. Curtiss)              (Principal Financial Officer)


       /s/ ERIC D. TANZBERGER*              Vice President and Corporate      March 17, 2003
--------------------------------------               Controller
         (Eric D. Tanzberger)


        /s/ ANTHONY L. COELHO*                        Director                March 17, 2003
--------------------------------------
         (Anthony L. Coelho)


        /s/ JACK FINKELSTEIN*                         Director                March 17, 2003
--------------------------------------
          (Jack Finkelstein)


         /s/ A. J. FOYT, JR.*                         Director                March 17, 2003
--------------------------------------
          (A. J. Foyt, Jr.)


         /s/ JAMES H. GREER*                          Director                March 17, 2003
--------------------------------------
           (James H. Greer)


          /s/ B. D. HUNTER*                           Director                March 17, 2003
--------------------------------------
            (B. D. Hunter)


         /s/ VICTOR L. LUND*                          Director                March 17, 2003
--------------------------------------
           (Victor L. Lund)

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----


       /s/ JOHN W. MECOM, JR.*                        Director                March 17, 2003
--------------------------------------
         (John W. Mecom, Jr.)


     /s/ CLIFTON H. MORRIS, JR.*                      Director                March 17, 2003
--------------------------------------
       (Clifton H. Morris, Jr.)


       /s/ E. H. THORNTON, JR.*                       Director                March 17, 2003
--------------------------------------
        (E. H. Thornton, Jr.)


        /s/ W. BLAIR WALTRIP*                         Director                March 17, 2003
--------------------------------------
          (W. Blair Waltrip)


       /s/ EDWARD E. WILLIAMS*                        Director                March 17, 2003
--------------------------------------
         (Edward E. Williams)


 *By:        /s/ JAMES M. SHELGER
        ------------------------------
            (James M. Shelger, as
         Attorney-In-Fact For each of
            the Persons indicated)

                       SERVICE CORPORATION INTERNATIONAL
                              A TEXAS CORPORATION

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           SECTION 302 CERTIFICATION

I, Robert L. Waltrip, certify that:

     1. I have reviewed this annual report on Form 10-K of Service Corporation International, a Texas corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ ROBERT L. WALTRIP
                                          --------------------------------------
                                                    Robert L. Waltrip
                                                Chairman of the Board and
                                                 Chief Executive Officer

Date: March 17, 2003

                       SERVICE CORPORATION INTERNATIONAL
                              A TEXAS CORPORATION

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           SECTION 302 CERTIFICATION

I, Jeffrey E. Curtiss, certify that:

     1. I have reviewed this annual report on Form 10-K of Service Corporation International, a Texas corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: March 17, 2003

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    3.1        --    Restated Articles of Incorporation. (Incorporated by
                     reference to Exhibit 3.1 to Registration Statement No.
                     333-10867 on Form S-3).
    3.2        --    Articles of Amendment to Restated Articles of Incorporation.
                     (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
    3.3        --    Statement of Resolution Establishing Series of Shares of
                     Series D Junior Participating Preferred Stock, dated July
                     27, 1998. (Incorporated by reference to Exhibit 3.2 to Form
                     10-Q for the fiscal quarter ended June 30, 1998).
    3.4        --    Bylaws, as amended. (Incorporated by reference to Exhibit
                     3.1 to Form 10-Q for the fiscal quarter ended September 30,
                     1999).
    4.1        --    Rights Agreement dated as of May 14, 1998 between the
                     Company and Harris Trust and Savings Bank. (Incorporated by
                     reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).
    4.2        --    Agreement Appointing a Successor Rights Agent Under Rights
                     Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by
                     reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).
   10.1        --    Retirement Plan For Non-Employee Directors. (Incorporated by
                     reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
   10.2        --    First Amendment to Retirement Plan For Non-Employee
                     Directors. (Incorporated by reference to Exhibit 10.2 to
                     Form 10-K for the fiscal year ended December 31, 2000).
   10.3        --    Agreement dated May 14, 1992 between the Company, R.L.
                     Waltrip and related parties relating to life insurance.
                     (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
   10.4        --    Employment Agreement, dated January 1, 1998, between SCI
                     Executive Services, Inc. and R.L. Waltrip. (Incorporated by
                     reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).
   10.5        --    First Amendment to Employment Agreement, dated February 25,
                     2003, between SCI Executive Services, Inc. and R.L. Waltrip.
   10.6        --    Non-Competition Agreement and Amendment to Employment
                     Agreement, dated November 11, 1991, among the Company, R.L.
                     Waltrip and Claire Waltrip. (Incorporated by reference to
                     Exhibit 10.9 to Form 10-K for the fiscal year ended December
                     31, 1992).
   10.7        --    Separation and Release Agreement, dated January 18, 2000,
                     among the Company, SCI Executive Services, Inc. and W. Blair
                     Waltrip. (Incorporated by reference to Exhibit 10.6 to Form
                     10-K for the fiscal year ended December 31, 1999).
   10.8        --    Employment and Noncompetition Agreement, dated February 13,
                     2002, between SCI Executive Services, Inc. and B.D. Hunter.
                     (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2001).
   10.9        --    Employment and Noncompetition Agreement, dated February 13,
                     2002, between SCI Executive Services, Inc. and Thomas L.
                     Ryan.
   10.10       --    Employment and Noncompetition Agreement, dated February 13,
                     2002, between SCI Executive Services, Inc. and Michael R.
                     Webb.
   10.11       --    Employment and Noncompetition Agreement, dated February 13,
                     2002, between SCI Executive Services, Inc. and Jeffrey E.
                     Curtiss. (Incorporated by reference to Exhibit 10.9 to Form
                     10-K for the fiscal year ended December 31, 2001).
   10.12       --    Form of Employment Agreement pertaining to officers (other than the officers identified in the preceding exhibits).
                     (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2001).
   10.13       --    1986 Stock Option Plan. (Incorporated by reference to
                     Exhibit 10.21 to Form 10-K for the fiscal year ended
                     December 31, 1991).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.14       --    Amendment to 1986 Stock Option Plan, dated February 12, 1997
                     (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1996).
   10.15       --    Amendment to 1986 Stock Option Plan, dated November 13, 1997
                     (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1997).
   10.16       --    Amended 1987 Stock Plan. (Incorporated by reference to
                     Appendix A to Proxy Statement dated April 1, 1991).
   10.17       --    First Amendment to Amended 1987 Stock Plan. (Incorporated by
                     reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1993).
   10.18       --    1993 Long-Term Incentive Stock Option Plan. (Incorporated by
                     reference to Exhibit 4.12 to Registration Statement No.
                     333-00179 on Form S-8).
   10.19       --    Amendment to 1993 Long-Term Incentive Stock Option Plan,
                     dated February 12, 1997. (Incorporated by reference to
                     Exhibit 10.15 to Form 10-K for the fiscal year ended
                     December 31, 1996).
   10.20       --    Amendment to 1993 Long-Term Incentive Stock Option Plan,
                     dated November 13, 1997. (Incorporated by reference to
                     Exhibit 10.17 to Form 10-K for the fiscal year ended
                     December 31, 1997).
   10.21       --    1995 Incentive Equity Plan. (Incorporated by reference to
                     Annex B to Proxy Statement dated April 17, 1995).
   10.22       --    Amendment to 1995 Incentive Equity Plan, dated February 12,
                     1997. (Incorporated by reference to Exhibit 10.18 to Form
                     10-K for the fiscal year ended December 31, 1996).
   10.23       --    Amendment to 1995 Incentive Equity Plan, dated November 13,
                     1997. (Incorporated by reference to Exhibit 10.21 to Form
                     10-K for the fiscal year ended December 31, 1997).
   10.24       --    Amended 1996 Incentive Plan. (Incorporated by reference to
                     Annex A to Proxy Statement dated April 13, 1999).
   10.25       --    Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended
                     December 31, 1995).
   10.26       --    Supplemental Executive Retirement Plan for Senior Officers
                     (as Amended and Restated Effective as of January 1, 1998).
                     (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
   10.27       --    First Amendment to Supplemental Executive Retirement Plan
                     for Senior Officers. (Incorporated by reference to Exhibit
                     10.28 to Form 10-K for the fiscal year ended December 31,
                     2000).
   10.28       --    SCI 401(k) Retirement Savings Plan. (Incorporated by
                     reference to Exhibit 4.7 to Form S-8 filed as of June 1,
                     2000, Registration Statement No. 333-38310).
   10.29       --    First Amendment to SCI 401(k) Retirement Savings Plan.
                     (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 2000).
   10.30       --    SCI 401(k) Retirement Savings Plan as Amended and Restated.
                     (Incorporated by reference to Exhibit 4.9 to Registration
                     Statement No. 333-91046).
   10.31       --    2001 Stock Plan for Non-Employee Directors. (Incorporated by
                     reference to Annex A to Proxy Statement dated April 13,
                     2001).
   10.32       --    Director Fee Plan. (Incorporated by reference to Annex B to
                     Proxy Statement dated April 13, 2001).
   10.33       --    First Amendment, dated November 13, 2002, to Director Fee
                     Plan.
   10.34       --    1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).
   10.35       --    Amendment to 1996 Nonqualified Incentive Plan dated November
                     13, 1997. (Incorporated by reference to Exhibit 99.2 to
                     Registration Statement No. 333-50084).
   10.36       --    Amendment to 1996 Nonqualified Incentive Plan dated November
                     11, 1999. (Incorporated by reference to Exhibit 99.3 to
                     Registration Statement No. 333-50084).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.37       --    Amendment to 1996 Nonqualified Incentive Plan dated February
                     14, 2001. (Incorporated by reference to Exhibit 99.4 to
                     Registration Statement No. 333-67800).
   10.38       --    Employee Stock Purchase Plan. (Incorporated by reference to
                     Exhibit 1.1 to Registration Statement No. 2-62484 on Form
                     S-8).
   10.39       --    Amendment No. 1 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 15.1 to Registration
                     Statement No. 2-62484 on Form S-8).
   10.40       --    Amendment No. 2 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 28.3 to Registration
                     Statement No. 33-25061 on Form S-8).
   10.41       --    Amendment No. 3 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 28.4 to Registration
                     Statement No. 33-35708 on Form S-8).
   10.42       --    Amendment No. 4 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).
   10.43       --    Amendment No. 5 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
   10.44       --    Amendment No. 6 to the Employee Stock Purchase Plan.
   10.45       --    Amendment No. 7 to the Employee Stock Purchase Plan.
   10.46       --    Agreement between Merrill Lynch Canada Inc. and Service
                     Corporation International. (Incorporated by reference to
                     Exhibit 28.5 to Post-Effective Amendment No. 1 to
                     Registration Statement No. 33-8907 on Form S-8).
   10.47       --    First Amendment to Agreement between Merrill Lynch Canada
                     Inc. and Service Corporation International. (Incorporated by
                     reference to Exhibit 4.2 to Current Report on Form 8-K dated
                     December 21, 1993).
   10.48       --    Employee Stock Purchase Plan Administration Agreement dated
                     July 25, 2001 between Service Corporation International
                     (Canada) Limited and Fastrak Systems Inc.
   12.1        --    Ratio of Earnings to Fixed Charges.
   21.1        --    Subsidiaries of the Company.
   23.1        --    Consent of Independent Accountants (PricewaterhouseCoopers
                     LLP).
   24.1        --    Powers of Attorney.
   99.1        --    Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation
                     International. (Incorporated by reference to Exhibit 99.1 to
                     Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.2        --    Defendants' Answer to the Consolidated Class Action
                     Complaint filed September 17, 1999 in Civil Action No.
                     H-99-280, In re Service Corporation International.
                     (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.3        --    Defendants' Motion to Dismiss the Consolidated Class Action
                     Complaint filed October 8, 1999 in Civil Action No.
                     H-99-280, In re Service Corporation International.
                     (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.4        --    Plaintiffs' Opposition to Defendants' Motion to Dismiss the
                     Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In Re Service Corporation
                     International. (Incorporated by reference to Exhibit 99.4 to
                     Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.5        --    Defendants' Reply to Plaintiffs' Opposition to Defendants'
                     Motion to Dismiss the Consolidated Class Action Complaint
                     filed November 24, 1999 in Civil Action No. H-99-280, In re
                     Service Corporation International. (Incorporated by
                     reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   99.6        --    Plaintiffs' Original Petition filed November 10, 1999 in
                     Cause No. 32548-99-11, James P. Hunter, III and James P.
                     Hunter, III Family Trust v. Service Corporation
                     International, Robert L. Waltrip, L. William Heiligbrodt,
                     George R. Champagne, W. Blair Waltrip, James M. Shelger,
                     Wesley T. McRae and PriceWaterhouse Coopers, L.L.P.; in the
                     Judicial District Court of Angelina County, Texas.
                     (Incorporated by reference to Exhibit 99.5 to Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.7        --    Defendants' Original Answer in response to the Original
                     Petition referred to in Exhibit 99.6. (Incorporated by
                     reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 1999).
   99.8        --    Plaintiff's Original Petition filed December 28, 2000 in
                     Cause No. 33701-01-01, Jack D. Rottman v. Service
                     Corporation International, Robert L. Waltrip, L. William
                     Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M.
                     Shelger, Wesley T. McRae and PricewaterhouseCoopers, L.L.P.;
                     in the          Judicial District Court of Angelina County,
                     Texas. (Incorporated by reference to Exhibit 99.16 to Form
                     10-K for the fiscal year ended December 31, 2000).
   99.9        --    Defendants' Motion to Transfer Venue and Original Answer in
                     response to the Original Petition referred to in Exhibit
                     99.8. (Incorporated by reference to Exhibit 99.17 to Form
                     10-K for the fiscal year ended December 31, 2000).
   99.10       --    Plaintiff's Original Petition filed December 15, 2000, in
                     Cause No. 2000-63917, Jack T. Hammer v. Service Corporation
                     International, Robert L. Waltrip, L. William Heiligbrodt,
                     George R. Champagne, W. Blair Waltrip, James M. Shelger,
                     Wesley T. McRae and PricewaterhouseCoopers, L.L.P.; in the
                     165th Judicial District Court of Harris County, Texas.
                     (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).
   99.11       --    Defendants' Original Answer to the Original Petition
                     referred to in Exhibit 99.10. (Incorporated by reference to
                     Exhibit 99.10 to Form 10-K for the fiscal year ended
                     December 31, 2000).
   99.12       --    Plaintiffs' First Amended Demand for Arbitration and
                     Complaint for Damages filed January 24, 2003 in Case No. 70
                     Y 168 00717 02, James P. Hunter, III and the James P.
                     Hunter, III Family Trust v. Service Corporation
                     International, Robert L. Waltrip, L. William Heiligbrodt,
                     and George R. Champagne, before the American Arbitration
                     Association in Houston, Texas.
   99.13       --    Credit Agreement dated as of July 24, 2002 among the
                     Company, as Borrower, the Lenders Party thereto, JPMorgan
                     Chase Bank, as Administrative Agent, Bank of America, N.A.,
                     as Syndicated Agent, and Credit Lyonnais, Lehman Commercial
                     Paper Inc. and Merrill Lynch Capital Corporation, as
                     Co-Documentation Agents, J.P. Morgan Securities Inc., and
                     Banc of America Securities LLC, as Joint Bookrunners and
                     Joint Lead Arrangers. (Incorporated by reference to Exhibit
                     99.2 to Form 8-K dated July 25, 2002).
   99.14       --    Amendment No. 1 dated as of December 6, 2002 to the Credit
                     Agreement referred to in Exhibit 99.13.
   99.15       --    Certification of Periodic Financial Reports by Robert L.
                     Waltrip in satisfaction of Section 906 of the Sarbanes-Oxley
                     Act of 2002.
   99.16       --    Certification of Periodic Financial Reports by Jeffrey E.
                     Curtiss in satisfaction of Section 906 of the Sarbanes-Oxley
                     Act of 2002.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.48.

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

                                 EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    3.1        --    Restated Articles of Incorporation. (Incorporated by
                     reference to Exhibit 3.1 to Registration Statement No.
                     333-10867 on Form S-3).
    3.2        --    Articles of Amendment to Restated Articles of Incorporation.
                     (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
    3.3        --    Statement of Resolution Establishing Series of Shares of
                     Series D Junior Participating Preferred Stock, dated July
                     27, 1998. (Incorporated by reference to Exhibit 3.2 to Form
                     10-Q for the fiscal quarter ended June 30, 1998).
    3.4        --    Bylaws, as amended. (Incorporated by reference to Exhibit
                     3.1 to Form 10-Q for the fiscal quarter ended September 30,
                     1999).
    4.1        --    Rights Agreement dated as of May 14, 1998 between the
                     Company and Harris Trust and Savings Bank. (Incorporated by
                     reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).
    4.2        --    Agreement Appointing a Successor Rights Agent Under Rights
                     Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by
                     reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).
   10.1        --    Retirement Plan For Non-Employee Directors. (Incorporated by
                     reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
   10.2        --    First Amendment to Retirement Plan For Non-Employee
                     Directors. (Incorporated by reference to Exhibit 10.2 to
                     Form 10-K for the fiscal year ended December 31, 2000).
   10.3        --    Agreement dated May 14, 1992 between the Company, R.L.
                     Waltrip and related parties relating to life insurance.
                     (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
   10.4        --    Employment Agreement, dated January 1, 1998, between SCI
                     Executive Services, Inc. and R.L. Waltrip. (Incorporated by
                     reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).
   10.5        --    First Amendment to Employment Agreement, dated February 25,
                     2003, between SCI Executive Services, Inc. and R.L. Waltrip.
   10.6        --    Non-Competition Agreement and Amendment to Employment
                     Agreement, dated November 11, 1991, among the Company, R.L.
                     Waltrip and Claire Waltrip. (Incorporated by reference to
                     Exhibit 10.9 to Form 10-K for the fiscal year ended December
                     31, 1992).
   10.7        --    Separation and Release Agreement, dated January 18, 2000,
                     among the Company, SCI Executive Services, Inc. and W. Blair
                     Waltrip. (Incorporated by reference to Exhibit 10.6 to Form
                     10-K for the fiscal year ended December 31, 1999).
   10.8        --    Employment and Noncompetition Agreement, dated February 13,
                     2002, between SCI Executive Services, Inc. and B.D. Hunter.
                     (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2001).
   10.9        --    Employment and Noncompetition Agreement, dated February 13,
                     2002, between SCI Executive Services, Inc. and Thomas L.
                     Ryan.
   10.10       --    Employment and Noncompetition Agreement, dated February 13,
                     2002, between SCI Executive Services, Inc. and Michael R.
                     Webb.
   10.11       --    Employment and Noncompetition Agreement, dated February 13,
                     2002, between SCI Executive Services, Inc. and Jeffrey E.
                     Curtiss. (Incorporated by reference to Exhibit 10.9 to Form
                     10-K for the fiscal year ended December 31, 2001).
   10.12       --    Form of Employment Agreement pertaining to officers (other than the officers identified in the preceding exhibits).
                     (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2001).
   10.13       --    1986 Stock Option Plan. (Incorporated by reference to
                     Exhibit 10.21 to Form 10-K for the fiscal year ended
                     December 31, 1991).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.14       --    Amendment to 1986 Stock Option Plan, dated February 12, 1997
                     (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1996).
   10.15       --    Amendment to 1986 Stock Option Plan, dated November 13, 1997
                     (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1997).
   10.16       --    Amended 1987 Stock Plan. (Incorporated by reference to
                     Appendix A to Proxy Statement dated April 1, 1991).
   10.17       --    First Amendment to Amended 1987 Stock Plan. (Incorporated by
                     reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1993).
   10.18       --    1993 Long-Term Incentive Stock Option Plan. (Incorporated by
                     reference to Exhibit 4.12 to Registration Statement No.
                     333-00179 on Form S-8).
   10.19       --    Amendment to 1993 Long-Term Incentive Stock Option Plan,
                     dated February 12, 1997. (Incorporated by reference to
                     Exhibit 10.15 to Form 10-K for the fiscal year ended
                     December 31, 1996).
   10.20       --    Amendment to 1993 Long-Term Incentive Stock Option Plan,
                     dated November 13, 1997. (Incorporated by reference to
                     Exhibit 10.17 to Form 10-K for the fiscal year ended
                     December 31, 1997).
   10.21       --    1995 Incentive Equity Plan. (Incorporated by reference to
                     Annex B to Proxy Statement dated April 17, 1995).
   10.22       --    Amendment to 1995 Incentive Equity Plan, dated February 12,
                     1997. (Incorporated by reference to Exhibit 10.18 to Form
                     10-K for the fiscal year ended December 31, 1996).
   10.23       --    Amendment to 1995 Incentive Equity Plan, dated November 13,
                     1997. (Incorporated by reference to Exhibit 10.21 to Form
                     10-K for the fiscal year ended December 31, 1997).
   10.24       --    Amended 1996 Incentive Plan. (Incorporated by reference to
                     Annex A to Proxy Statement dated April 13, 1999).
   10.25       --    Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended
                     December 31, 1995).
   10.26       --    Supplemental Executive Retirement Plan for Senior Officers
                     (as Amended and Restated Effective as of January 1, 1998).
                     (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
   10.27       --    First Amendment to Supplemental Executive Retirement Plan
                     for Senior Officers. (Incorporated by reference to Exhibit
                     10.28 to Form 10-K for the fiscal year ended December 31,
                     2000).
   10.28       --    SCI 401(k) Retirement Savings Plan. (Incorporated by
                     reference to Exhibit 4.7 to Form S-8 filed as of June 1,
                     2000, Registration Statement No. 333-38310).
   10.29       --    First Amendment to SCI 401(k) Retirement Savings Plan.
                     (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 2000).
   10.30       --    SCI 401(k) Retirement Savings Plan as Amended and Restated.
                     (Incorporated by reference to Exhibit 4.9 to Registration
                     Statement No. 333-91046).
   10.31       --    2001 Stock Plan for Non-Employee Directors. (Incorporated by
                     reference to Annex A to Proxy Statement dated April 13,
                     2001).
   10.32       --    Director Fee Plan. (Incorporated by reference to Annex B to
                     Proxy Statement dated April 13, 2001).
   10.33       --    First Amendment, dated November 13, 2002, to Director Fee
                     Plan.
   10.34       --    1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).
   10.35       --    Amendment to 1996 Nonqualified Incentive Plan dated November
                     13, 1997. (Incorporated by reference to Exhibit 99.2 to
                     Registration Statement No. 333-50084).
   10.36       --    Amendment to 1996 Nonqualified Incentive Plan dated November
                     11, 1999. (Incorporated by reference to Exhibit 99.3 to
                     Registration Statement No. 333-50084).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.37       --    Amendment to 1996 Nonqualified Incentive Plan dated February
                     14, 2001. (Incorporated by reference to Exhibit 99.4 to
                     Registration Statement No. 333-67800).
   10.38       --    Employee Stock Purchase Plan. (Incorporated by reference to
                     Exhibit 1.1 to Registration Statement No. 2-62484 on Form
                     S-8).
   10.39       --    Amendment No. 1 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 15.1 to Registration
                     Statement No. 2-62484 on Form S-8).
   10.40       --    Amendment No. 2 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 28.3 to Registration
                     Statement No. 33-25061 on Form S-8).
   10.41       --    Amendment No. 3 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 28.4 to Registration
                     Statement No. 33-35708 on Form S-8).
   10.42       --    Amendment No. 4 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).
   10.43       --    Amendment No. 5 to the Employee Stock Purchase Plan.
                     (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
   10.44       --    Amendment No. 6 to the Employee Stock Purchase Plan.
   10.45       --    Amendment No. 7 to the Employee Stock Purchase Plan.
   10.46       --    Agreement between Merrill Lynch Canada Inc. and Service
                     Corporation International. (Incorporated by reference to
                     Exhibit 28.5 to Post-Effective Amendment No. 1 to
                     Registration Statement No. 33-8907 on Form S-8).
   10.47       --    First Amendment to Agreement between Merrill Lynch Canada
                     Inc. and Service Corporation International. (Incorporated by
                     reference to Exhibit 4.2 to Current Report on Form 8-K dated
                     December 21, 1993).
   10.48       --    Employee Stock Purchase Plan Administration Agreement dated
                     July 25, 2001 between Service Corporation International
                     (Canada) Limited and Fastrak Systems Inc.
   12.1        --    Ratio of Earnings to Fixed Charges.
   21.1        --    Subsidiaries of the Company.
   23.1        --    Consent of Independent Accountants (PricewaterhouseCoopers
                     LLP).
   24.1        --    Powers of Attorney.
   99.1        --    Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation
                     International. (Incorporated by reference to Exhibit 99.1 to
                     Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.2        --    Defendants' Answer to the Consolidated Class Action
                     Complaint filed September 17, 1999 in Civil Action No.
                     H-99-280, In re Service Corporation International.
                     (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.3        --    Defendants' Motion to Dismiss the Consolidated Class Action
                     Complaint filed October 8, 1999 in Civil Action No.
                     H-99-280, In re Service Corporation International.
                     (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.4        --    Plaintiffs' Opposition to Defendants' Motion to Dismiss the
                     Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In Re Service Corporation
                     International. (Incorporated by reference to Exhibit 99.4 to
                     Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.5        --    Defendants' Reply to Plaintiffs' Opposition to Defendants'
                     Motion to Dismiss the Consolidated Class Action Complaint
                     filed November 24, 1999 in Civil Action No. H-99-280, In re
                     Service Corporation International. (Incorporated by
                     reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   99.6        --    Plaintiffs' Original Petition filed November 10, 1999 in
                     Cause No. 32548-99-11, James P. Hunter, III and James P.
                     Hunter, III Family Trust v. Service Corporation
                     International, Robert L. Waltrip, L. William Heiligbrodt,
                     George R. Champagne, W. Blair Waltrip, James M. Shelger,
                     Wesley T. McRae and PriceWaterhouse Coopers, L.L.P.; in the
                     Judicial District Court of Angelina County, Texas.
                     (Incorporated by reference to Exhibit 99.5 to Form 10-Q for the fiscal quarter ended September 30, 1999).
   99.7        --    Defendants' Original Answer in response to the Original
                     Petition referred to in Exhibit 99.6. (Incorporated by
                     reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 1999).
   99.8        --    Plaintiff's Original Petition filed December 28, 2000 in
                     Cause No. 33701-01-01, Jack D. Rottman v. Service
                     Corporation International, Robert L. Waltrip, L. William
                     Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M.
                     Shelger, Wesley T. McRae and PricewaterhouseCoopers, L.L.P.;
                     in the          Judicial District Court of Angelina County,
                     Texas. (Incorporated by reference to Exhibit 99.16 to Form
                     10-K for the fiscal year ended December 31, 2000).
   99.9        --    Defendants' Motion to Transfer Venue and Original Answer in
                     response to the Original Petition referred to in Exhibit
                     99.8. (Incorporated by reference to Exhibit 99.17 to Form
                     10-K for the fiscal year ended December 31, 2000).
   99.10       --    Plaintiff's Original Petition filed December 15, 2000, in
                     Cause No. 2000-63917, Jack T. Hammer v. Service Corporation
                     International, Robert L. Waltrip, L. William Heiligbrodt,
                     George R. Champagne, W. Blair Waltrip, James M. Shelger,
                     Wesley T. McRae and PricewaterhouseCoopers, L.L.P.; in the
                     165th Judicial District Court of Harris County, Texas.
                     (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).
   99.11       --    Defendants' Original Answer to the Original Petition
                     referred to in Exhibit 99.10. (Incorporated by reference to
                     Exhibit 99.10 to Form 10-K for the fiscal year ended
                     December 31, 2000).
   99.12       --    Plaintiffs' First Amended Demand for Arbitration and
                     Complaint for Damages filed January 24, 2003 in Case No. 70
                     Y 168 00717 02, James P. Hunter, III and the James P.
                     Hunter, III Family Trust v. Service Corporation
                     International, Robert L. Waltrip, L. William Heiligbrodt,
                     and George R. Champagne, before the American Arbitration
                     Association in Houston, Texas.
   99.13       --    Credit Agreement dated as of July 24, 2002 among the
                     Company, as Borrower, the Lenders Party thereto, JPMorgan
                     Chase Bank, as Administrative Agent, Bank of America, N.A.,
                     as Syndicated Agent, and Credit Lyonnais, Lehman Commercial
                     Paper Inc. and Merrill Lynch Capital Corporation, as
                     Co-Documentation Agents, J.P. Morgan Securities Inc., and
                     Banc of America Securities LLC, as Joint Bookrunners and
                     Joint Lead Arrangers. (Incorporated by reference to Exhibit
                     99.2 to Form 8-K dated July 25, 2002).
   99.14       --    Amendment No. 1 dated as of December 6, 2002 to the Credit
                     Agreement referred to in Exhibit 99.13.
   99.15       --    Certification of Periodic Financial Reports by Robert L.
                     Waltrip in satisfaction of Section 906 of the Sarbanes-Oxley
                     Act of 2002.
   99.16       --    Certification of Periodic Financial Reports by Jeffrey E.
                     Curtiss in satisfaction of Section 906 of the Sarbanes-Oxley
                     Act of 2002.