Form 10-Q
period 2003-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2003-05-09
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


                                  713-522-5141
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the registrant's common stock as of May 7, 2003 was 299,109,936 (net of treasury shares).

                        SERVICE CORPORATION INTERNATIONAL
                                      INDEX

                                                                                  Page
Part I.  Financial Information
    Item 1.  Financial Statements

         Consolidated Statement of Operations -                                       3
            Three Months Ended March 31, 2003 and 2002

         Consolidated Balance Sheet -                                                 4
            March 31, 2003 and December 31, 2002

         Consolidated Statement of Cash Flows -                                       5
            Three Months Ended March 31, 2003 and 2002

         Consolidated Statement of Stockholders' Equity -                             6
            Three Months Ended March 31, 2003

         Notes to Consolidated Financial Statements                              7 - 19

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         Introduction                                                                19
         Strategic Initiatives                                                  19 - 21
         Critical Accounting Policies, Accounting Changes and New
            Accounting Pronouncements                                           21 - 22
         Results of Operations                                                  23 - 25
         Financial Condition, Liquidity and Capital Resources                   25 - 28
         Prearranged Funeral and Preneed Cemetery Activities                    28 - 30
         Cautionary Statement on Forward-Looking Statements                     30 - 31

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk              31

    Item 4.  Controls and Procedures                                                 31

Part II. Other Information

    Item 1.  Legal Proceedings                                                       31

    Item 6.  Exhibits and Reports on Form 8-K                                   32 - 33

    Signature                                                                        33

    Certification of Chief Executive Officer                                         34

    Certification of Principal Financial Officer                                     35

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Three months ended
                                                                       March 31,
(In thousands, except per share amounts)                           2003          2002
----------------------------------------                         ---------    ---------
Revenues .....................................................   $ 580,093    $ 601,265
Costs and expenses ...........................................    (467,538)    (482,101)
                                                                 ---------    ---------
Gross profits ................................................     112,555      119,164

General and administrative expenses ..........................     (21,411)     (15,731)
Impairment losses and other operating expenses ...............       5,104       (4,894)
                                                                 ---------    ---------
Operating income .............................................      96,248       98,539

Interest expense .............................................     (37,396)     (43,386)
Other income, net ............................................       4,012        8,184
Gains from dispositions ......................................       4,230        1,982
                                                                 ---------    ---------
                                                                   (29,154)     (33,220)
                                                                 ---------    ---------
Income before income taxes and cumulative effect of
     accounting change .......................................      67,094       65,319
Provision for income taxes ...................................     (24,825)     (18,470)
                                                                 ---------    ---------
Income before cumulative effect of accounting change .........      42,269       46,849
Cumulative effect of accounting change (net of income tax
     benefit of $11,234) .....................................          --     (135,560)
                                                                 ---------    ---------
          Net income (loss) ..................................   $  42,269    $ (88,711)
                                                                 =========    =========
Basic income (loss) per share:
         Income before cumulative effect of accounting
                    change ...................................   $     .14    $     .16
         Cumulative effect of accounting change ..............          --         (.46)
                                                                 ---------    ---------
                   Net income (loss) .........................   $     .14    $    (.30)
                                                                 =========    =========
Diluted income (loss) per share:
         Income before cumulative effect of accounting
                    change ...................................   $     .13    $     .15
         Cumulative effect of accounting change ..............          --         (.39)
                                                                 ---------    ---------
                   Net income (loss) .........................   $     .13    $    (.24)
                                                                 =========    =========
Basic weighted average number of shares ......................     297,775      292,653
                                                                 =========    =========
Diluted weighted average number of shares ....................     348,665      345,554
                                                                 =========    =========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                    March 31,      December 31,
(In thousands, except share and per share amounts)                    2003            2002
                                                                   ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents .................................   $    152,885    $    200,625
     Receivables, net of allowances ............................        278,137         291,765
     Inventories ...............................................        131,372         135,529
     Other .....................................................         33,669         126,980
                                                                   ------------    ------------
       Total current assets ....................................        596,063         754,899
                                                                   ------------    ------------

Prearranged funeral contracts ..................................      4,403,214       4,273,790
Long-term receivables, net of allowances .......................      1,116,120       1,156,458
Cemetery property, at cost .....................................      1,543,551       1,567,584
Property, plant and equipment, at cost (net) ...................      1,212,408       1,188,340
Deferred charges and other assets ..............................        592,658         598,536
Goodwill .......................................................      1,188,902       1,184,178
                                                                   ------------    ------------
                                                                   $ 10,652,916    $ 10,723,785
                                                                   ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ..................   $    351,266    $    361,910
     Current maturities of long-term debt ......................         16,948         100,330
     Income taxes ..............................................          8,608           2,043
                                                                   ------------    ------------
       Total current liabilities ...............................        376,822         464,283
                                                                   ------------    ------------

Long-term debt .................................................      1,727,364       1,884,508
Deferred prearranged funeral contract revenues .................      4,788,564       4,659,994
Deferred preneed cemetery contract revenues ....................      1,633,953       1,672,661
Deferred income taxes ..........................................        537,375         522,453
Other liabilities ..............................................        217,665         216,115
Commitments and contingencies (note 6)
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares
         authorized, 298,510,409 and 297,010,237, issued
         and outstanding (net of 2,516,396 treasury
         shares, at par) .......................................        298,510         297,010
     Capital in excess of par value ............................      2,263,416       2,259,936
     Accumulated deficit .......................................     (1,003,760)     (1,046,029)
     Accumulated other comprehensive loss ......................       (186,993)       (207,146)
                                                                   ------------    ------------
        Total stockholders' equity .............................      1,371,173       1,303,771
                                                                   ------------    ------------
                                                                   $ 10,652,916    $ 10,723,785
                                                                   ============    ============


(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   Three months ended
                                                                                                        March 31,
(In thousands)                                                                                      2003          2002
                                                                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................................................   $   42,269    $  (88,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change, net of tax ......................................           --       135,560
     Depreciation and amortization ...........................................................       40,942        39,730
     Provision for deferred income taxes .....................................................       17,313        10,284
     Impairment losses and other operating expenses ..........................................       (5,104)        4,894
     Payments on restructuring and non-recurring charges .....................................       (3,297)       (2,594)
     Gains from dispositions .................................................................       (4,230)       (1,982)
     Gains on early extinguishments of debt ..................................................       (2,321)         (946)
     Changes in assets and liabilities, net of effects from acquisitions and dispositions:
       Decrease (increase) in receivables ....................................................       25,519       (15,606)
       Decrease in other assets ..............................................................       91,560        15,016
       Decrease in payables and other liabilities ............................................      (25,179)      (15,061)
       Other .................................................................................        7,498        (1,251)
     Net effect of prearranged funeral production and maturities .............................       (1,711)        3,459
                                                                                                 ----------    ----------
Net cash provided by operating activities ....................................................      183,259        82,792

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ....................................................................      (21,248)      (18,304)
     Proceeds from divestitures and sales of property and equipment ..........................       29,035         8,617
     Proceeds from joint ventures and sales of equity investments,
      net of cash retained ...................................................................           --       266,704
     Distributions from equity investments in excess of earnings .............................        4,766            --
     Net (deposits) withdrawals of restricted funds ..........................................       (6,950)       11,297
     Other ...................................................................................           --           755
                                                                                                 ----------    ----------
Net cash provided by investing activities ....................................................        5,603       269,069

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings under credit agreements ......................................           --       (29,061)
     Payments of debt ........................................................................      (79,319)       (4,644)
     Early extinguishments of debt ...........................................................     (161,738)      (55,321)
     Bank overdrafts and other ...............................................................        3,075        14,384
                                                                                                 ----------    ----------
Net cash used in financing activities ........................................................     (237,982)      (74,642)
Effect of foreign currency ...................................................................        1,380        (1,652)
                                                                                                 ----------    ----------
Net (decrease) increase in cash and cash equivalents .........................................      (47,740)      275,567
Cash and cash equivalents at beginning of period .............................................      200,625        29,292
                                                                                                 ----------    ----------
Cash and cash equivalents at end of period ...................................................   $  152,885    $  304,859
                                                                                                 ==========    ==========


(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                               Accumulated
                                                             Capital in                          other
                                               Common        excess of        Accumulated     comprehensive
(In thousands)                                 Stock         par value          deficit        income (loss)        Total
                                            -----------      -----------      -----------     --------------      -----------
Balance at December 31, 2002 .........      $   297,010      $ 2,259,936      $(1,046,029)      $  (207,146)      $ 1,303,771
Comprehensive income:
    Net income .......................                                             42,269                              42,269
    Foreign currency translation .....                                                               20,153            20,153
                                                                                                                  -----------
Comprehensive income .................                                                                                 62,422
Common stock issued:
  Contribution to employee 401(k) ....            1,500            3,480                                                4,980
                                            -----------      -----------      -----------       -----------       -----------
Balance at March 31, 2003 ............      $   298,510      $ 2,263,416      $(1,003,760)      $  (186,993)      $ 1,371,173
                                            ===========      ===========      ===========       ===========       ===========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS

Service Corporation International (SCI or the Company) is the largest provider of funeral and cemetery services in the world through its funeral service and cemetery operations. At March 31, 2003, the Company operated 2,266 funeral service locations, 436 cemeteries and 189 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in countries outside of North America.

     The funeral service locations and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 189 combination locations that contain a funeral service location within a Company owned cemetery.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements for the three months ended March 31, 2003 and 2002 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2002, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

     The Company has reclassified certain prior year amounts to conform to the current period financial presentation with no effect on previously reported results of operations, financial condition or cash flows.

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

     During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 in order to reflect the estimated remaining useful lives of these systems. The Company recognized approximately $4,600 of additional amortization related to this change in estimate in the first quarter of 2003.

3. ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Under the provisions of SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and are allocated to expense over the useful life of the asset. The Company adopted SFAS No. 143 during the first quarter of 2003 with no effect on its results of operations, financial condition or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted SFAS No. 145 during the first quarter of 2003 as it relates to the classification of extinguishments of debt for all periods presented. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. Gains and losses from early extinguishments of debt are included in Other income in the consolidated statement of operations. The Company recorded $2,321 as gains from the early extinguishment of debt in Other income in the first quarter of 2003 and has reclassified $946 related to the prior year period to Other income, which was previously reported as an extraordinary gain. The other provisions of SFAS No. 145 were generally effective for transactions occurring after May 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the disclosures required by a guarantor about its obligations and it requires grantors to recognize a liability at fair value at the time of issuance. The provisions for initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods that end after December 15, 2002. There have been no material changes in the guarantees related to FIN No. 45 as disclosed by the Company in its 2002 annual report on Form 10-K.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 defines the terms related to variable interest entities and clarifies if such entities should be consolidated. The provisions of FIN No. 46 are effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 beginning after June 15, 2003. The Company is currently in the process of determining the applicability of FIN No. 46 to the Company's receivables from funeral and cemetery trust assets as well as other aspects of its business. If it is determined FIN No. 46 is applicable to these items, the Company would most likely be required to consolidate such trust assets which are disclosed in the Company's 2002 annual report on Form 10-K. This potential impact on the Company's results of operations, financial position and cash flows is currently being assessed by the Company.

4.   DEBT

                                                                                  March 31, 2003   December 31, 2002
                                                                                  --------------   -----------------
6.3% notes due 2003 .........................................................      $        --       $    84,801
7.375% notes due 2004 .......................................................          111,190           111,190
8.375% notes due 2004 .......................................................           50,797            50,797
6.0% notes due 2005 .........................................................          282,717           387,241
7.2% notes due 2006 .........................................................          150,000           150,000
6.875% notes due 2007 .......................................................          146,300           150,000
6.5% notes due 2008 .........................................................          200,000           200,000
6.75% convertible subordinated notes due 2008, conversion price of
   $6.92 per share ..........................................................          315,694           328,005
7.7% notes due 2009 .........................................................          358,356           371,183
6.95% amortizing notes due 2010 .............................................           17,075            42,106
7.875% debentures due 2013 ..................................................           55,627            55,627
Convertible debentures, maturities through 2013, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $12.55 to $50.00 per share ....           39,531            39,531
Mortgage notes and other debt, maturities through 2050 ......................           74,333            76,758
Deferred loan costs and net hedging losses ..................................          (57,308)          (62,401)
                                                                                   -----------       -----------
     Total debt .............................................................        1,744,312         1,984,838
     Less current maturities ................................................          (16,948)         (100,330)
                                                                                   -----------       -----------
            Total long-term debt ............................................      $ 1,727,364       $ 1,884,508
                                                                                   ===========       ===========

Bank Credit Agreements

The Company's bank credit agreement matures in July 2005 and provides a total commitment of $185,000, including a sublimit of $125,000 to support letters of credit. The credit facility is secured by the stock, inventory and receivables of certain of the Company's domestic subsidiaries and these domestic subsidiaries have guaranteed the Company's debt obligation associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and limits on capital expenditures. Additionally, the Company is restricted from paying dividends and making other distributions. The Company had no borrowings under the bank credit agreement at either March 31, 2003 or December 31, 2002; however, the Company had used the credit agreement sublimit to support letters of credit, in the amounts of $99,419 and $85,845, at March 31, 2003 and December 31, 2002, respectively. Interest rates for outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, ranging from 0.50% to 0.75%, which is based on the percentage of the facility used and was 0.625% at March 31, 2003 and at December 31, 2002.

Settlements and Extinguishments of Debt

During the three months ending March 31, 2003, the Company purchased the following notes in the open market: $8,528 of the 6.3% notes due 2003; $104,524 of the 6.0% notes due 2005; $3,700 of the 6.875% notes due 2007; $12,311 of the
6.75% notes due 2008; $12,827 of the 7.7% notes due 2009; $25,031 of the 6.95%
amortizing notes due 2010; and the remaining $25 of the 7.00% notes due 2015. As a result of these transactions, the Company recognized a gain of $2,321 recorded in Other income in the statement of operations.

     In March 2003, as required by the terms of the agreement, the Company repaid the remaining $76,273 due on the 6.30% notes due in 2003.

Additional Debt Disclosures

The Company's consolidated debt had a weighted average interest rate of 6.95% at March 31, 2003 compared to 6.87% at December 31, 2002. Approximately 99% of the Company's total outstanding debt had a fixed interest rate at March 31, 2003 and December 31, 2002.

     At March 31, 2003 and December 31, 2002, respectively, the Company had deposited $30,542 and $23,592 in restricted interest-bearing accounts, held as security for various credit instruments, which is included in Deferred charges and other assets in the consolidated balance sheet.

5. SEGMENT REPORTING

The Company's operations are both product and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in its North America and Other Foreign segments and conducts funeral operations in its European segment. In the first quarter of 2002, the Company completed a joint venture with respect to its United Kingdom operations which conducted both funeral and cemetery operations in its European segment.

     The Company has reclassified certain prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

The Company's reportable segment information is as follows:

                                                                    Reportable
                                            Funeral     Cemetery     Segments
                                           ---------    --------    ----------
Revenues from external customers:
     Three months ended March 31,
     2003 ............................     $ 439,287    $140,806     $580,093
     2002 ............................     $ 448,341    $152,924     $601,265

Gross profits:
     Three months ended March 31,
     2003 ............................     $  87,249    $ 25,306     $112,555
     2002 ............................     $ 100,785    $ 18,379     $119,164

The following table reconciles gross profits from reportable segments to the Company's consolidated income before income taxes and cumulative effect of accounting change:

                                                                             Three months ended
                                                                                  March 31,
                                                                           ----------------------
                                                                               2003       2002
                                                                           ---------    ---------
Gross profits from reportable segments ...............................     $ 112,555    $ 119,164
      General and administrative expenses ............................       (21,411)     (15,731)
      Impairment losses and other operating expenses (see note 9) ....         5,104       (4,894)
                                                                           ---------    ---------
Operating income .....................................................        96,248       98,539
      Interest expense ...............................................       (37,396)     (43,386)
      Other income ...................................................         4,012        8,184
      Gains from dispositions ........................................         4,230        1,982
                                                                           ---------    ---------
Income before income taxes and cumulative effect of
     accounting change ...............................................     $  67,094    $  65,319
                                                                           =========    =========

 The Company's geographic segment information is as follows:

                                                          North                      Other
                                                         America        Europe      Foreign       Total
                                                        ---------     ---------    ---------    ---------
Revenues from external customers:
   Three months ended March 31,
     2003 ..........................................    $ 434,381     $ 137,257    $   8,455    $ 580,093
     2002 ..........................................    $ 462,471     $ 129,250    $   9,544    $ 601,265

Operating income:
   Three months ended March 31,
     2003 ..........................................    $  75,436     $  19,026    $   1,786    $  96,248
     2002 ..........................................    $  77,439     $  19,142    $   1,958    $  98,539

Impairment losses and other operating expenses:
   Three months ended March 31,
     2003 ..........................................    $  (5,104)    $      --    $      --    $  (5,104)
     2002 ..........................................    $   4,117     $     777    $      --    $   4,894

Depreciation and amortization:
   Three months ended March 31,
     2003 ..........................................    $  40,824     $      --    $     118    $  40,942
     2002 ..........................................    $  39,730     $      --    $      --    $  39,730

Operating locations at March 31:
     2003 ..........................................        1,844         1,023           24        2,891
     2002 ..........................................        1,946         1,156           26        3,128

Included in the North America figures above are the following United States amounts:

                                          Three months ended
                                               March 31,
                                         --------------------
                                           2003        2002
                                         --------    --------
Revenues from external customers ....    $415,854    $443,332
Operating income ....................    $ 71,602    $ 72,670
Depreciation and amortization .......    $ 39,588    $ 38,310
Operating locations at March 31, ....       1,689       1,792

Included in the European figures above are the following French amounts:

                                          Three months ended
                                               March 31,
                                         --------------------
                                           2003        2002
                                         --------    --------
Revenues from external customers ....    $135,433    $111,520
Operating income ....................    $ 18,746    $ 16,000
Operating locations at March 31, ....       1,007       1,138

During the first quarter of 2003 and throughout 2002, the Company divested certain North America and international funeral service locations and cemeteries not considered part of its core operations. These divested operations do not qualify as discontinued operations under SFAS No. 144, "Accounting for the Impairment or disposal of Long Lived Assets," because either the divested operations were held for sale in accordance with previous accounting pronouncements related to dispositions or they do not meet the criteria as defined in SFAS No. 144. Revenue and gross profit information of the Company's divested operations for the three months ended March 31, 2003 and 2002 are as follows:

                                        North America                Europe
                                    ---------------------     --------------------
                                          March 31,                 March 31,
                                    ---------------------     ---------------------
                                      2003         2002         2003         2002
                                    --------     --------     --------     --------
        Revenues
             Funeral ...........    $    771     $  9,991     $     --     $ 14,284
             Cemetery ..........          --        4,130           --        2,190
                                    --------     --------     --------     --------
                                    $    771     $ 14,121     $     --     $ 16,474
                                    ========     ========     ========     ========

        Gross Profits
             Funeral ...........    $   (950)    $   (834)    $     --     $  3,359
             Cemetery ..........        (465)        (215)          --          740
                                    --------     --------     --------     --------
                                    $ (1,415)    $ (1,049)    $     --     $  4,099
                                    ========     ========     ========     ========

                                        Other Foreign                 Total
                                    ---------------------     --------------------
                                          March 31,                 March 31,
                                    ---------------------     ---------------------
                                      2003         2002         2003         2002
                                    --------     --------     --------     --------
        Revenues
             Funeral ...........    $     --     $     --     $    771     $ 24,275
             Cemetery ..........          --           --           --        6,320
                                    --------     --------     --------     --------
                                    $     --     $     --     $    771     $ 30,595
                                    ========     ========     ========     ========

        Gross Profits
             Funeral ...........    $     --     $     --     $   (950)    $  2,525
             Cemetery ..........          --           --         (465)         525
                                    --------     --------     --------     --------
                                    $     --     $     --     $ (1,415)    $  3,050
                                    ========     ========     ========     ========

6. CONTINGENCIES

     The Company is a party to various litigation matters, investigations and proceedings. The Company reserves for estimated losses relating to these contingencies if amounts can be reasonably estimated and are probable to occur. The following discussion describes certain litigation and proceedings as of May 7, 2003.

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

     Copies of certain pleadings in these cases are filed as exhibits to the Company's 2002 Annual Report on Form 10-K.

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

     Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (the Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and names the Company and a subsidiary as defendants. It is a putative class action which has not been certified. A hearing on the Motion for Class Certification has taken place but a ruling has not been made by the trial judge.

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

     As with the Consumer and Guralnick Lawsuits, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the AG Lawsuit. The Company has agreed to the appointment of an examiner who is charged with overseeing the remapping and burial processes at the cemeteries. The Company has insurance policies which are intended to limit the Company's outflows in the event of a decision adverse to the Company in the Consumer Lawsuit, the Guralnick Lawsuit and the AG Lawsuit. If an adverse decision in these matters exceeds the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, results of operations or cash flows.

7. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                              Three months ended
                                                                                    March 31,
                                                                            ----------------------
                                                                               2003         2002
                                                                            ---------    ---------
Income (numerator):
     Income before cumulative effect of accounting change - basic ......    $  42,269    $  46,849
         After tax interest on convertible debentures ..................        3,903        4,167
                                                                            ---------    ---------
     Income before cumulative effect of accounting change - diluted ....    $  46,172    $  51,016
                                                                            =========    =========

Shares (denominator):
     Shares - basic ....................................................      297,775      292,653
          Stock options ................................................          342        2,086
          Convertible debentures .......................................       50,548       50,815
                                                                            ---------    ---------
     Shares - diluted ..................................................      348,665      345,554
                                                                            =========    =========

Income per share before cumulative effect of accounting change:
     Basic .............................................................    $     .14    $     .16
     Diluted ...........................................................    $     .13    $     .15

Net income (loss) per share:
     Basic .............................................................    $     .14    $    (.30)
     Diluted ...........................................................    $     .13    $    (.24)

     The computation of diluted earnings per share excludes outstanding stock options and convertible debentures in certain periods because the inclusion of such options and debentures would be antidilutive in the periods presented. Total options and convertible debentures, along with their conversion prices, that could impact dilutive earnings per share are as follows:

                                                                      Three months ended
                                                                            March 31,
                                                                      ------------------
                                                                       2003        2002
                                                                      ------      ------
Antidilutive options ($3.28 to $41.72) ...........................    26,130      16,321
Antidilutive convertible debentures ($15.58 to $50.00) ...........       860         948
                                                                      ------      ------
     Total common stock equivalents excluded from computation ....    26,990      17,269
                                                                      ======      ======


8. STOCKHOLDERS' EQUITY

Stock Options

The Company accounts for employee stock-based compensation expense under the intrinsic value method. Under this method no compensation expense is recognized on stock options if the grant price equals the market value on the date of grant.

     If the Company had elected to recognize compensation expense for its options plans based on the fair value method, net income (loss) and per share amounts would have changed to the pro forma amounts indicated below.

                                                                                  March 31,
                                                                          -------------------------
                                                                             2003           2002
                                                                          ----------     ----------
Net income (loss) ....................................................    $   42,269     $  (88,711)
Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards, net
     of related tax expense ..........................................        (2,182)        (3,384)
                                                                          ----------     ----------
Pro forma net income .................................................    $   40,087     $  (92,095)
                                                                          ==========     ==========

Basic income (loss) per share:
Net income (loss) ....................................................    $      .14     $     (.30)
Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards, net
     of related tax expense ..........................................          (.01)          (.01)
                                                                          ----------     ----------
Pro forma basic income (loss) per share ..............................    $      .13     $     (.31)
                                                                          ==========     ==========

Diluted income (loss) per share:
Net income (loss) ....................................................    $      .13     $     (.24)
Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards, net
     of related tax expense ..........................................          (.00)          (.01)
                                                                          ----------     ----------
Pro forma diluted income (loss) per share ............................    $      .13     $     (.25)
                                                                          ==========     ==========

     The fair value of the Company's stock options used to compute the pro forma net income and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

                                                                        Foreign         Minimum      Accumulated
                                                                       Currency         Pension         Other
                                                                      Translation       Liability    Comprehensive
                                                                       Adjustment      Adjustment        Loss
                                                                      -----------      ----------    ------------
        Balance at December 31, 2002 ............................      $(170,591)      $ (36,555)      $(207,146)
             Activity in 2003 ...................................         20,153              --          20,153
                                                                       ---------       ---------       ---------
        Balance at March 31, 2003 ...............................      $(150,438)      $ (36,555)      $(186,993)
                                                                       =========       =========       =========

        Balance at December 31, 2001 ............................      $(261,846)      $ (29,353)      $(291,199)
             Activity in 2002 ...................................          1,517              --           1,517
             Reclassification adjustment for sold businesses ....         47,479              --          47,479
                                                                       ---------       ---------       ---------
        Balance at March 31, 2002 ...............................      $(212,850)      $ (29,353)      $(242,203)
                                                                       =========       =========       =========

The components of comprehensive income (loss) are as follows.

                                                                March 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
           Comprehensive income (loss)
                Net income (loss) ...................      $ 42,269   $(88,711)
                Total other comprehensive income ....        20,153     48,996
                                                           --------   --------
                   Comprehensive income (loss) ......      $ 62,422   $(39,715)
                                                           ========   ========

9. IMPAIRMENT LOSSES AND OTHER OPERATING EXPENSES

As the Company incurs impairment losses from the disposition of assets in the normal course of business, such impairment losses will be recorded in the income statement line item Impairment losses and other operating expenses.

     The Company has recorded impairment losses and other operating expenses, previously disclosed as restructuring and non-recurring charges, in 2002, 2001, 2000 and 1999. Included in these original charge amounts are severance costs related to cost rationalization programs and terminated contractual relationships of former employees and executive officers, planned divestitures of certain North America and international funeral service and cemetery businesses, reductions in carrying values of equity investments, adjustments to market values of certain options associated with the Company's senior notes and relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations.

     The remaining balance at March 31, 2003 of these original charge amounts related to severance costs and terminated consulting and/or covenant-not-to-compete contractual obligations, the majority of which will be paid by 2012. Of the $64,327 remaining liability at March 31, 2003, $18,150 is included in Accounts payable and accrued liabilities and $46,177 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments. The Company continues to adjust the estimates of certain items included in original charges, as better estimates become available or actual divestitures occur.

     The activity related to impairment losses and other operating expenses during the three months ended March 31, 2003 was as follows:

                                                                                      Utilization for three
                                                                                    months ended March 31, 2003
                                                                                    ---------------------------
                                      Original       Balance at                                                        Balance at
                                       charge       December 31,     Adjustments                                       March 31,
                                       amount           2002         during 2003         Cash          Non-cash           2003
                                     ----------      ----------      ----------       ----------      ----------       ----------
First Quarter 1999 Charge .....      $   89,884      $      564      $      122       $      217      $       --       $      469
Fourth Quarter 1999 Charge ....         272,544          48,254          (5,428)           1,328          12,404           29,094
Fourth Quarter 2000 Charge ....         434,415              --           1,901               --           1,901               --
2001 Charges ..................         663,548           3,385              --               80             526            2,779
2002 Charges ..................         292,979          27,990          (4,021)           1,672          (9,688)          31,985
                                     ----------      ----------      ----------       ----------      ----------       ----------
     Total ....................      $1,753,370      $   80,193      $   (7,426)      $    3,297      $    5,143       $   64,327
                                     ==========      ==========      ==========       ==========      ==========       ==========

     The $7,426 net credit related to adjustments during 2003 of original charge amounts was reduced by $2,322 recognized in the first quarter of 2003 related to the disposition of certain Company assets in the normal course of business not previously recognized in the original charge amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is the largest provider of funeral and cemetery services in the world. As of March 31, 2003, the Company operated 2,266 funeral service locations, 436 cemeteries and 189 crematoria located in eight countries. The Company also has minority interest investments in funeral and cemetery operations in certain countries outside of North America. As of March 31, 2003, the Company's North America operations represented approximately 75% of the Company's consolidated revenues, 82% of consolidated gross profits and 64% of the Company's total operating locations.

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

STRATEGIC INITIATIVES

The Company's operational goals are to grow its existing base of funeral and cemetery revenues while diligently managing its cash expenses. The Company will also examine investment opportunities to grow its North America funeral and cemetery operations where appropriate investment returns can be assured primarily using its cash flows from operations. These potential growth opportunities could include acquisitions of high-quality funeral service locations and cemeteries in large or strategic North America markets, additional construction of funeral service locations on Company-owned cemeteries and the development of high-end cemetery property projects. The Company's financial objectives in 2003 focus on generating strong cash flows, completing asset divestitures and reducing debt to further improve the capital structure. The Company is targeting a "BB" credit rating from Standard & Poor's and a "Ba2" credit rating from Moody's, with general access to the capital markets.

     The Company and the death care industry face certain challenges in growing its funeral and cemetery revenues. These challenges include a lack of near-term growth in the number of deaths, an increasing trend toward cremation which typically has a lower average revenue and profit than a traditional funeral service and a competitive pricing environment. Additionally, the industry has historically lagged in the areas of employee growth and development as well as efficient business processes. The Company's growth strategy begins with developing the appropriate organizational structure and a cultural environment designed to promote teamwork, accountability and execution. In this regard, the Company has been redesigning all compensation programs with clear, specific and definable goals that are aligned with shareholder objectives. In the near-term there are a number of tactical actions that the Company believes will drive improvements in earnings and cash flow. To generate sustainable growth over the longer term, the Company is focused on leveraging the power of its branded network of businesses and its strong cash flows.

Tactical Actions

The Company believes the following tactical initiatives will solidify the foundation on which to build and grow its funeral service and cemetery operations in the future while also improving results in the near-term.

     o Increasing the impact of the Company's Dignity Memorial(R) branded funeral and cremation packages.

     o Restructuring the Company's sales organization to enhance productivity and reduce costs.

     o    Improving the Company's business and financial processes.

     o    Refining the Company's cremation strategies.

     o Standardizing the Company's cemetery marketing approach and pricing methods.

     o Driving accountability and improved results through local market action plans.

     In addition to the Company's national brand name for its operations in North America, Dignity Memorial(R) also represents a unique set of packaged funeral and cremation plans offered exclusively through the Company's network on an atneed and preneed basis. The Dignity Memorial(R) funeral and cremation packages are designed to simplify customer decision-making and include products and services which have traditionally not been available through funeral service locations. These products include a 24-Hour Compassion Helpline, legal services membership, bereavement travel discounts, internet memorial archive capabilities and the Aftercare(R) Planner - an exclusive, comprehensive organizing system that helps families manage the many business details that arise after a death occurs. The Company's goal in 2003 is to continue to increase the customer selection rate of the Dignity Memorial(R) packaged funeral plans, which on average are over $2,000 higher than non-Dignity Memorial(R) sales.

    The Company has recently implemented significant changes to the organizational structure, processes and quality of its sales efforts designed to reduce costs and improve cash flows in 2003. Examples of these changes include eliminating ineffective lead procurement programs, incentive travel programs and other inefficient sales activities, redesigning sales management compensation programs to profit-based measures from revenue-based measures, reducing sales management positions, and shifting to a compensation model for sales counselors that is variable and directly related to the production of new business but not solely based on commissions and is intended to result in less turnover and a higher quality sales force.

     The Company is currently in the process of improving business and financial processes and systems that support its North America funeral and cemetery operations with a focus on improving efficiency and eliminating unnecessary costs and expenses. Examples of these improvements include replacing three separate contract entry systems with one system for funeral home, cemetery and trust administration, outsourcing certain accounting functions such as accounts payable and payroll to third-party providers, and streamlining and standardizing management financial reports to focus on key performance measures that are aligned with shareholder objectives.

     The Company is also refining its strategies to better serve the cremation consumer. Examples of these initiatives include increasing sales of Dignity Memorial(R) cremation plans, identifying new avenues for cremation memorialization and renewing focus on existing product offerings, developing comprehensive training programs and expanding its national brand called National Cremation(R) specifically targeting the direct cremation consumer.

     Within the Company's cemetery segment, initiatives are underway to employ a tiered product marketing strategy that emphasizes a wide range of product offerings with particular emphasis on building strategic high-end property development projects. In addition, the Company is standardizing the processes of how these products are marketed and priced. The Company has also implemented a standardized set of operating procedures for cemeteries that address customer satisfaction, internal controls and financial standards.

     Other initiatives include the development and implementation of local market action plans designed to grow funeral and cemetery revenues and profits. In every funeral and cemetery operation, each local manager has identified the strengths, weaknesses, opportunities and threats of their individual market and developed action plans around it that include measurable objectives, necessary resources, and a timetable for completion. These action plans provide an important measurement tool and further drive accountability within the organization.

Framework for Long-term Growth

In addition to the Company's tactical initiatives to improve its North America funeral and cemetery operations in the near-term, the Company is currently developing a framework for its long-term strategic plan with an emphasis on three key concepts that will drive future growth in shareholder value:

     o    Attracting new business to existing locations.

     o    Expanding in large or strategic markets in North America.

     o    Investing in the Company's human capital.

     The Company believes it must attract new customers to its existing businesses in order to grow core funeral and cemetery profits over the long-term. Actions by the Company to attract new customers over the long-term include developing a more contemporary marketing model that leverages the power of the Company's Dignity Memorial(R) national brand in North America and its size as a national company. The Company's marketing programs will utilize information from the more than nine million consumers in its collective databases to determine geographic, demographic and lifestyle factors of its consumers. In addition, the Company will continue to capitalize on its nationwide network of providers and develop affinity relationships with organizations containing large groups of individuals to whom the Company could exclusively market its products and services.

     The Company's long-term growth strategy also addresses plans to expand its funeral and cemetery network in North America where investment returns in excess of capital costs can be assured. The Company will focus future capital deployment through acquisition or construction in the top 150 markets in the United States. The Company is targeting these large markets because they offer several advantages: more than 70% of the U.S. population resides in these markets, the markets have a tendency to be more institutional and less dependent on local heritage, they are more conducive to marketing a national brand and it is easier to attract quality management. In smaller markets, the Company will recruit independent funeral providers to join the Dignity Memorial(R) network in a franchise relationship where the Company can earn a cash fee on Dignity Memorial(R) services and products sold, but does not have its capital at risk. At the end of 2002, the Company had a total of 180 such affiliate providers. When combined with the Company's network capabilities, the Dignity Memorial(R) network has the ability to provide services to approximately 73% of the U.S. population.

     The Company also believes it must invest in its human capital and resources. Attracting, hiring, developing and retaining high quality management and employees is critical to the success of the long-term strategic plan. In the near term, the Company is focusing its training efforts on leadership and the development of key field management. Over the longer term, the Company will be developing a comprehensive training program that incorporates required specific curriculum for each job type within the Company using a combination of traditional classroom, web-based courses, virtual classroom and on-the-job training for the more than 20,000 individuals that the Company employs.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING CHANGES AND NEW ACCOUNTING
PRONOUNCEMENTS

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These critical accounting policies should be read in conjunction with the annual report filed on Form 10-K for the year ended December 31, 2002.

USE OF ESTIMATES

In the second quarter of 2002, the Company decided to implement new information technology systems including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these systems. The Company recognized approximately $4.6 million of additional amortization in the first quarter of 2003 related to this change in estimate.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Under the provisions of SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred, if a reasonable estimate can be made. The associated costs are capitalized as part of the carrying amount of the long-lived asset and are allocated to expense over the useful life of the asset. The Company adopted SFAS No. 143 during the first quarter of 2003 with no effect on its results of operations, financial condition or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted SFAS No. 145 during the first quarter of 2003 as it relates to the classification of extinguishments of debt for all periods presented. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. Gains and losses from early extinguishments of debt are included in Other income in the consolidated statement of operations for all periods presented. The Company has recorded $2,321 as gains from the early extinguishment of debt in Other income in the first quarter of 2003 and reclassified $946 related to the prior year period to Other income, which was previously reported as an extraordinary gain. The other provisions of SFAS No. 145 were generally effective for transactions occurring after May 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the disclosures required by a guarantor about its obligations and it requires grantors to recognize a liability at fair value at the time of issuance. The provisions for initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of periods that end after December 15, 2002. There have been no material changes in the guarantees related to FIN No. 45 as disclosed by the Company in its 2002 annual report on Form 10-K.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 defines the terms related to variable interest entities and clarifies if such entities should be consolidated. The provisions of FIN No. 46 are effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 beginning after June 15, 2003. The Company is currently in the process of determining the applicability of FIN No. 46 to the Company's receivables from funeral and cemetery trust assets as well as other aspects of its business. If it is determined FIN No. 46 is applicable to these items, the Company would most likely be required to consolidate such trust assets which are disclosed in the Company's 2002 annual report on Form 10-K. This potential impact on the Company's results of operations, financial position and cash flows is currently being assessed by the Company.

RESULTS OF OPERATIONS

The Company has reclassified certain prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

     For the quarter ended March 31, 2003, the Company reported revenues of $580.1 million compared to $601.3 million in the same quarter of 2002. The decrease in revenues was primarily the result of joint ventures and dispositions of operations during 2003 and 2002 and a lower number of funeral services performed, offset by the positive effect of the strengthening of the Euro. Gross profit in the first quarter of 2003 was $112.5 million or 19.4% compared to $119.2 million or 19.8% in the first quarter of 2002. For the three months ended March 31, 2003, the Company reported net income of $42.3 million and diluted net income per share of $.13 ($.14 basic). In the first quarter of 2002, the Company reported income before cumulative effect of accounting change of $46.8 million, net loss of $88.7 million, diluted income per share before cumulative effect of accounting change of $.15 ($.16 basic) and diluted net loss per share of $.24 ($.30 basic).

     Results in all periods presented are representative of the Company's comparable locations, which exclude operations that were acquired or constructed after January 1, 2002 and divested by the Company prior to March 31, 2003. Comparable financial results are meant to be reflective of the Company's "same store" results of operations. The following is a discussion of the Company's results of comparable operations for the three months ended March 31, 2003 compared to March 31, 2002.

(In millions)                                                    THREE MONTHS ENDED MARCH 31, 2003
                                           ------------------------------------------------------------------------------------
                                                                               COMPARABLE
                                           ------------------------------------------------------------------------------------
                                            NORTH      % OF                  % OF       OTHER      % OF                  % OF
                                           AMERICA    REVENUE    EUROPE     REVENUE    FOREIGN    REVENUE     TOTAL     REVENUE
                                           -------    -------    -------    -------    -------    -------    -------    -------
Revenues:
   Funeral .............................   $ 299.9       69.1%   $ 137.2      100.0%   $   1.4       16.5%   $ 438.5       75.7%
   Cemetery ............................     133.9       30.9%        --         --%       7.1       83.5%     141.0       24.3%
                                           -------    -------    -------    -------    -------    -------    -------    -------
                                           $ 433.8      100.0%   $ 137.2      100.0%   $   8.5      100.0%   $ 579.5      100.0%
                                           =======    =======    =======    =======    =======    =======    =======    =======
Gross profit and margin percentage:
   Funeral .............................   $  68.7       22.9%   $  19.0       13.8%   $   0.5       35.7%   $  88.2       20.1%
   Cemetery ............................      24.3       18.1%        --         --%       1.3       18.3%      25.6       18.2%
                                           -------    -------    -------    -------    -------    -------    -------    -------
                                           $  93.0       21.4%   $  19.0       13.8%   $   1.8       21.2%   $ 113.8       19.6%
                                           =======    =======    =======    =======    =======    =======    =======    =======


                                                                 THREE MONTHS ENDED MARCH 31, 2002
                                           ------------------------------------------------------------------------------------
                                                                               COMPARABLE
                                           ------------------------------------------------------------------------------------
                                            NORTH      % OF                  % OF       OTHER      % OF                  % OF
                                           AMERICA    REVENUE    EUROPE     REVENUE    FOREIGN    REVENUE     TOTAL     REVENUE
                                           -------    -------    -------    -------    -------    -------    -------    -------
Revenues:
   Funeral .............................   $ 309.4       69.0%   $ 112.8      100.0%   $   1.9       19.8%   $ 424.1       74.3%
   Cemetery ............................     138.9       31.0%        --         --%       7.7       80.2%     146.6       25.7%
                                           -------    -------    -------    -------    -------    -------    -------    -------
                                           $ 448.3      100.0%   $ 112.8      100.0%   $   9.6      100.0%   $ 570.7      100.0%
                                           =======    =======    =======    =======    =======    =======    =======    =======
Gross profit and margin percentage:
   Funeral .............................   $  81.5       26.3%   $  16.1       14.3%   $   0.7       36.8%   $  98.3       23.2%
   Cemetery ............................      16.5       11.9%        --         --%       1.3       16.9%      17.8       12.1%
                                           -------    -------    -------    -------    -------    -------    -------    -------
                                           $  98.0       21.9%   $  16.1       14.3%   $   2.0       20.8%   $ 116.1       20.3%
                                           =======    =======    =======    =======    =======    =======    =======    =======

The following factors contributed to the results for the first quarter of 2003:

o Comparable North America funeral revenues decreased 3.1% in the first quarter of 2003 compared to the same period in the prior year 2002 primarily as a result of a decline in the number of funeral services performed.

o Comparable cemetery gross profits increased $7.8 million or 43.8% in the first quarter of 2003 compared to the first quarter of 2002 as a result of reductions in selling expenses from improvements made in the preneed sales organizational structure and processes.

o The Company experienced a positive effect of foreign currency translation of approximately $22.8 million on comparable revenues and $3.3 million on gross profits for the three months ended March 31, 2003 compared to the same period in 2002 as a result of the strengthening of the Euro offset by the decline in value of the Argentine peso.

Funeral

                                       COMPARABLE FUNERAL SERVICES PERFORMED
                                    ------------------------------------------
                                     North                  Other
Three months ended March 31,        America     Europe     Foreign      Total
                                    -------     ------     -------     -------
     2003 .....................      70,102     36,519       848       107,469
     2002 .....................      74,010     37,960       947       112,917

     Comparable North America funeral revenues decreased 3.1% in the first quarter of 2003 compared to the first quarter of 2002 primarily as a result of a decrease in the number of funeral services performed. Funeral services performed declined 5.3% in the first quarter of 2003 compared to 2002. The Company believes the decline in the number of funerals services performed is consistent with trends experienced within other companies in the funeral service and casket industries. This decline was partially offset by an increase in the average revenue per funeral service which increased 2.6% to $4,119 in the first quarter of 2003 compared to 2002. The increase was primarily from selling more Dignity Memorial(R) packaged funeral plans leading to overall growth in the average revenue per funeral service despite the increasing mix of cremation funeral services, which typically carry a lower average revenue than a traditional funeral service.

     Comparable North America gross profits and margin percentage decreased in the first quarter of 2003 compared to 2002 as a result of the effect of the decrease in comparable funeral services performed on the fixed cost nature of the Company's funeral network, partially offset by reductions in costs resulting from strategic changes in the Company's prearranged funeral sales activities.

     In the deathcare industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. The west coast of the United States and the state of Florida have the highest concentration of cremation customers in North America. While cremations performed by the Company in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenues and gross profits to the Company than traditional funeral services. In North America, for the three months ended March 31, 2003, 39.0% of comparable funeral services performed by the Company were cremation cases, compared to 37.1% in the three months ended March 31, 2002. In recent years, the Company has continued to expand its cremation memorialization products and services in several North America markets, which has resulted in higher average sales for cremation cases compared to historical levels. The Company's cremation products and services include providing personalized memorial services, several options in memorialization gardens built in certain sections of the Company's cemeteries, urns and niches in mausoleums or columbariums in which to place remains. The Company also continues to expand its nationally branded cremation service company called National Cremation(R) Service (NCS). NCS currently operates in fourteen states with high cremation rates and has plans to continue to expand to eighteen states by the end of 2003. The Company believes that the NCS consumer would not have chosen the Company's traditional funeral service locations as an alternative to NCS and, therefore, is considered an incremental customer to the Company.

     Comparable international revenues increased in the first quarter of 2003 compared to the first quarter of 2002 as a result of the favorable effect of foreign currency translation of $24.7 million as the Euro strengthened relative to the U.S. dollar. Excluding the favorable effect of foreign currency translation, the decline in the number of funeral services performed in France of 4.2% compared to the first quarter of 2002 is offset by increases in the average revenue per funeral service and delivery and average revenue of burial monuments in France. The average revenue per funeral service in France excluding currency effect is $2,337 in the first quarter of 2003 compared to $2,244 in the first quarter of 2002.

     Gross profits in the Company's international operations increased in the first quarter of 2003 compared to 2002 as a result of the positive impact of foreign currency of $3.4 million and increases in the average revenue per funeral service.

Cemetery

     Comparable North America cemetery revenues decreased in the first quarter of 2003 compared to 2002 as a result of reductions in revenues from cemetery trust fund income and delivered cemetery merchandise offset by increases in cemetery property sales and completed cemetery development projects. Revenue on cemetery development projects is recognized when the development projects are completed and customer payments are at least 10% of the contract amount.

     Comparable North America gross profits and margin percentage increased in the first quarter of 2003 as a result of reductions in selling costs from the significant changes to the Company's preneed sales structure and processes as well as higher profits from cemetery property sales during the quarter.

     Comparable international cemetery revenues and gross profits remained stable in the first quarter of 2003 compared to the same period of 2002 despite the negative effect of foreign currency translation of $1.9 million and $0.1 million, respectively. The negative effect of foreign currency as a result of the devaluation of the Argentine peso to the U.S. dollar.

Other Income and Expenses

Corporate general and administrative expenses increased $5.7 million to $21.4 million in the first quarter of 2003 compared to the same period of 2002. The increase primarily is related to the Company's decision in 2002 to implement new information systems, including a new North America point of sale system and an upgraded general ledger system, and a new long-term incentive compensation program implemented in 2003. As a result of the Company's decision to implement new information systems, the Company accelerated the amortization of existing capitalized system costs and recorded $4.6 million of additional amortization in the first quarter of 2003 compared to 2002.

     Impairment losses and other operating expenses, previously disclosed as Restructuring and non-recurring charges, was a net credit of $5.1 million in 2003 compared to an expense of $4.9 million in 2002. The charges in both quarters primarily related to changes in estimates of previously recorded charges and impaired operations as actual divestitures occur or better estimates become available.

     Interest expense decreased $6.0 million or 13.8% to $37.4 million in the first quarter of 2003 compared to the same period of 2002. The decrease in interest expense reflects the decline in the Company's long-term debt balance. For the three months ended March 31, 2003, the average outstanding debt was $1.9 billion compared to $2.5 billion for the three months ended March 31, 2002.

     Other income was $4.0 million in the first quarter of 2003 compared to $8.2 million in the first quarter of 2002. Other income primarily consists of interest income from various investments, prearranged funeral sales overrides received from insurance companies, gains on early extinguishments of debt and transactional foreign currency gains and losses. The first quarter of 2003 is $4.2 million below the same period of 2002 as a result of foreign currency transactional losses related to short-term intercompany transactions.

     Gains from dispositions were $4.2 million in the first quarter of 2003 compared to $2.0 in the same period of 2002. Included in gains from dispositions are asset sales not associated with previously recognized impairment charges.

     The provision for income taxes reflects an effective rate of 37% for the three months ended March 31, 2003 compared to 28.3% in the same period of 2002. The higher tax rate is the result of utilization in previous years of the Company's net operating loss carry-forwards related to its French operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                                      March 31, 2003     December 31, 2002
                                      --------------     -----------------
          Cash and cash equivalents      $  152.9             $  200.6
          Total debt                     $1,744.3             $1,984.8

     The Company continued to improve its balance sheet and liquidity in the first quarter of 2003. The Company's total debt less cash and cash equivalents decreased by $192.8 million or 10.8% during the quarter as a result of strong cash flows provided by operating activities and the receipt of a tax refund of $94.5 million.

                                                   Three Months Ended March 31,
                                                     2003                2002
                                                   -------              -------
          Cash Flows from Operating Activities     $ 183.3              $  82.8
          Capital Expenditures                     $ (21.2)             $ (18.3)

     During the quarter, the Company generated a significant amount of operating cash flows. Cash flows from operating activities increased $100.5 million or 121.4% in the first quarter of 2003 over the prior year period primarily as a result of increases in cash receipts of tax refunds of approximately $72.5 million and decreases in customer receivables in the Company's North America funeral and cemetery businesses. Capital expenditures increased $2.9 million or 15.8% over the prior year quarter. Of the total capital expenditures in the first quarters of 2003 and 2002, the Company estimates that $17.1 million and $13.2 million, respectively, were spent on items deemed reasonably necessary to maintain its facilities in a condition consistent with Company standards. Excluding unusual tax refunds in the first quarter of 2003 and 2002, cash flows from operating activities less capital expenditures deemed reasonably necessary to maintain the Company's facilities was $71.7 million in the first quarter of 2003 compared to $47.6 million in the prior period.

     The Company's financial objectives in 2003 focus on the continued improvement of the Company's capital structure by generating strong cash flows, completing asset divestitures and further debt reduction. A goal of the Company is to obtain a "BB" credit rating from Standard and Poor's and a "Ba2" credit rating from Moody's, with general access to the capital markets.

     The Company believes it currently has strong liquidity. As of March 31, 2003, the Company had a cash balance of approximately $153 million and approximately $86 million of availability under the Company's $185 million credit facility. The Company has no cash borrowings under this credit facility, but has issued approximately $99 million of letters of credit under the credit facility. At March 31, 2003, the Company had current maturities of long-term debt of $16.9 million. Based on the Company's current cash balance, the Company believes it has adequate means to meet its current maturities of long-term debt.

     At March 31, 2003, the Company's maturity schedule for certain of its outstanding senior public notes due in the near and intermediate term is as follows:

                                                         OUTSTANDING AT
        (In millions)                                    APRIL 30, 2003
                                                         --------------
        7.375% senior notes due April 2004 .........         $111.2
        8.375% senior notes due December 2004 ......         $ 50.8
        6.0% senior notes due December 2005 ........         $281.7

     Based on the Company's current cash balance, its expectation of future annual cash flows, its expectation of future asset divestiture and joint venture proceeds of approximately $300-$400 million, and its current borrowing capacity under its credit facility, the Company believes it has more than adequate means to meet its near and intermediate term debt obligations as well as all of its operating needs.

     Other considerations for uses of cash in addition to meeting the debt obligations described above include potential investment opportunities to grow the Company's North America funeral and cemetery operations. These potential growth opportunities could include acquisitions of high-quality funeral service locations and cemeteries in large or strategic North America markets, additional construction of funeral service locations on Company-owned cemeteries and the development of high-end cemetery property projects. Certain of these possible uses of cash are currently restricted by covenants in the Company's bank credit facility.

Sources and Uses of Cash

Net cash provided by operating activities was $183.3 million in the first quarter of 2003 compared to $82.8 million in the first quarter of 2002. The increase is primarily the result of an increase in unusual tax refunds, lower cash interest payments and improvements in working capital. Unusual cash tax refunds were $94.5 million in 2003 compared to $22.0 million in 2002. Cash interest payments were $16.8 million in the first quarter of 2003 compared to $22.2 million in the same period of 2002. The improvements in working capital are primarily the result of decreases in customer receivables. Also included in net cash provided by operating activities is approximately $24.9 million and $25.2 million of cash receipts from the Company's surety bonding program for the first quarter of 2003 and 2002, respectively. See further discussion of the Company's surety bonds in the Financial Assurances section included in this Financial Condition, Liquidity and Capital Resources.

     Net cash provided by investing activities was $5.6 million in the first quarter of 2003 compared to $269.1 million in the same period of 2002. The decrease in net cash provided by investing activities is principally related to a reduction in proceeds from the Company joint venture and divestiture programs and increases in capital expenditures and deposits of restricted funds. In the first quarter of 2002, the Company completed the joint venture of its United Kingdom operations which resulted in $266.7 million in proceeds. The Company's capital expenditures have increased over the same period in 2002 because the Company has increased capital expenditures deemed reasonably necessary to maintain its facilities in a condition consistent with Company standards. In the first quarter of 2003, the Company also received a dividend from its Australia joint venture of $4.8 million.

     Net cash used in financing activities was $238.0 million in the first quarter of 2003 compared to $74.6 million in the first quarter of 2002. The Company primarily used funds collected during these periods from tax refunds, proceeds from sales and joint ventures of operations and its cash flow from operations to reduce its debt.

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

                                                                                  March 31,    December 31,
                                                                                    2003           2002
                                                                                ------------   ------------
      Prearranged funeral ...................................................   $      111.8   $      108.3
      Preneed cemetery:
           Merchandise and services .........................................          176.2          172.8
           Preconstruction ..................................................           22.4           22.6
                                                                                ------------   ------------
           Bonds supporting prearranged funeral and cemetery obligations ....          310.4          303.7
                                                                                ------------   ------------
      Bonds supporting prearranged business permits .........................            4.8            4.9
      Other bonds ...........................................................            5.3            6.1
                                                                                ------------   ------------
           Total bonds outstanding ..........................................   $      320.5   $      314.7
                                                                                ============   ============

    As the Company sells prearranged funeral contracts and preneed cemetery contracts, the Company intends to post surety bonds where allowed by applicable law. The Company posts surety bonds in lieu of trusting a certain amount of funds received from the customer. Generally, the amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2003 and 2002, the Company had $24.9 million and $25.2 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

     Surety bond premiums are paid annually and are automatically renewable, unless prior notice of cancellation, until maturity of the underlying prearranged contracts. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel a surety bond, the Company would be required to obtain replacement surety assurance or fund a trust for an amount generally less than the posted bond amount, unless the customer's prearranged contract has been paid in full. The Company does not believe it will be required to fund material future amounts related to these surety bonds.

     The applicable Florida law which allows posting of surety bonds for prearranged contracts will expire December 31, 2004. Unless the law is otherwise amended, the Company plans to shift from bonding to either trust or insurance funding for prearranged funeral and cemetery programs in the state of Florida in the year 2005. Prearranged contracts entered into prior to December 31, 2004 where the Company posts surety bonds will be allowed to continue to be bonded for the remaining life of those contracts. Of the total bonding proceeds received by the Company for the three months ended March 31, 2003 and 2002, approximately $18.8 million and $17.5 million, respectively, were attributable to the state of Florida. Assuming the Company's prearranged funeral and cemetery sales production in Florida in 2005 is consistent with production for the full year of 2002, the pre-tax forecasted cash flow impact of shifting to trusting is expected to be approximately $20 to $25 million lower in that year before considering the cash flow impact of contracts going atneed. This forecast reduction in pre-tax cash flow involves assumptions about the mix of preneed sales among property, merchandise and services and the appropriate levels of trusting required by Florida law. Using the same general assumptions, there would also be expected an estimated cash flow decrease in years 2006 through 2009 of approximately $2 to $7 million per year.

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

     Compensation costs which vary with and are directly related to the production of new trust funded prearranged funeral contracts are deferred as selling costs and amortized over 12 years, a period representing the estimated life of the prearranged funeral contracts. Cemetery deferred selling costs, which also vary with and are directly related to the production of new cemetery contracts, are amortized into expense when the corresponding revenues are recognized. Other costs associated with the sales and marketing of prearranged contracts - lead procurement costs, brochures and marketing materials, advertising and administrative costs - are expensed as incurred.

     When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third party life insurance companies, the Company earns a commission on the sale of such policies for acting as an agent in selling such insurance contracts. Such general agency (GA) revenues are based on a percentage per contract sold and are recognized when the insurance purchase transaction between the customer and the third party insurance provider has been completed. In the first quarter of 2003, the Company began recognizing as revenues such GA revenues, previously recorded as reductions to direct expenses. The Company has reclassified the prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows. GA revenues recognized in the first quarter of 2003 and 2002 were $7.9 million and $12.0 million, respectively. Direct expenses related to selling these insurance policies are expensed as incurred and amounted to $5.0 million and $8.2 million in the first quarter of 2003 and 2002, respectively. Additionally, the Company may receive cash overrides related to life insurance policies sold as a result of marketing agreements entered into in connection with the sale of an insurance subsidiary in 2000. These cash overrides are recorded in Other income in the consolidated statement of operations.

     The table below details North America funeral and cemetery prearranged production for the three months ended March 31, 2003 and 2002, and the related deferred selling costs incurred to procure the prearrangements. Additionally, the table reflects revenues recognized and previously deferred selling costs recognized in the consolidated statement of operations associated with previously prearranged production for the three months ended March 31, 2003 and 2002.

                                                           North America
                                                ---------------------------------
(In millions)                                       Funeral          Cemetery
                                                ----------------  ---------------
                                                 2003     2002     2003     2002
                                                ------   ------   ------   ------
Origination:
Prearranged production ......................   $ 76.2   $104.1   $ 53.0   $ 73.7
                                                ======   ======   ======   ======

Deferred selling costs ......................   $  3.3   $  5.2   $  9.6   $ 12.4
                                                ======   ======   ======   ======

Maturities:
Previously prearranged production
     included in current period revenues ....   $ 89.1   $ 81.2   $ 49.1   $ 54.2
                                                ======   ======   ======   ======

Amortization of deferred selling costs
     in current period ......................   $  3.7   $  3.7   $  7.9   $  6.9
                                                ======   ======   ======   ======

     Generally, all or a certain portion of the funds collected for prearranged funeral or preneed cemetery contracts funded through trusts are required to be placed into trust accounts, pursuant to applicable law. Funds not required to be placed into trust accounts are retained by the Company and used for working capital purposes, generally to help alleviate the current cost of those prearrangement programs. Realized investment earnings on funds placed into trust accounts are generally accumulated and deferred until the maturity of each prearranged contract. However, in certain states the Company is allowed to distribute a portion of the realized investment earnings before the prearranged contract matures. When a prearranged trust contract matures, the Company receives the principal and previously undistributed trust fund income and any remaining receivable due from the customer. In certain situations, the Company can post a surety bond as financial assurance pursuant to applicable law in an amount that would otherwise be required to be trusted. Funds collected on prearranged contracts where the Company has posted a surety bond may be retained by the Company creating a source of working capital cash flow generated from operating activities before the prearranged contract matures. When the prearranged contract matures, the Company receives any remaining receivable due from the customer. Finally, funds collected from prearranged funeral contracts can be used to pay premiums on life insurance or annuity contracts. Increasing death benefits associated with life insurance contracts are accumulated and deferred until the maturity of each prearranged contract. When a prearranged insurance contract matures, the Company receives the proceeds from the third party insurance companies consisting of the original contract amount and any increasing death benefits.

     As previously stated, deferred prearranged funeral or cemetery contract revenue is recognized in the consolidated statement of operations at the time the contract matures. For trust or bonded contracts, the revenue recognized is generally greater than the cash received by the Company at the time a prearranged contract matures, and creates a negative effect on working capital cash flow generated from operating activities.

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

     The cash flow activity from originating the preneed cemetery contract until recognition of the deferred revenue is reflected through Changes in receivables and Changes in other assets in the consolidated statement of cash flows. Changes in receivables is affected by cash flows provided by the amount retained from funds collected from the customer and distributed trust earnings, reduced by use of funds to service preneed cemetery contracts. Changes in other assets is affected by the cash use associated with the payment of deferred selling costs when the preneed cemetery contracts are originated, offset by the reduction in deferred selling costs associated with recognition of the preneed cemetery revenue.

     The following table reflects the total North American backlog of deferred prearranged contract revenues and the prearranged receivables associated with the contracts. The difference between the amounts of Deferred prearranged contract revenues and the prearranged receivables associated with such contracts represents future revenues to be recognized in which the associated cash has already been collected by the Company.

                                                                      North America
                                ---------------------------------------------------------------------------------------
(In millions)                              Funeral                      Cemetery                     Total
                                ---------------------------   ---------------------------   ---------------------------
                                  March 31,    December 31,      March 31,   December 31,     March 31,    December 31,
                                    2003           2002            2003          2002           2003           2002
                                ------------   ------------   ------------   ------------   ------------   ------------
Deferred prearranged
     contract revenues ......   $    3,649.3   $    3,638.3   $    1,632.8   $    1,671.6   $    5,282.1   $    5,309.9

Deferred selling cost .......   $       88.4   $       90.1   $      203.9   $      203.3   $      292.3   $      293.4

Prearranged
   receivables:
   Trust related
     receivables ............   $    1,001.6   $      980.9   $      827.9   $      859.3   $    1,829.5   $    1,840.2
   Third party insurance
     related receivables ....   $    2,178.8   $    2,175.5             --             --   $    2,178.8   $    2,175.5

     The deferred prearranged contract revenue associated with prearranged funeral contracts and preneed cemetery contracts are reflected separately in the consolidated balance sheet. Both funeral and cemetery deferred selling costs (net of an estimated allowance for cancellation) are included as a component of Deferred charges and other assets. Prearranged assets associated with prearranged funeral contracts, which consist of amounts due from trusts, customer receivables or third party insurance receivables (net of an estimated allowance for cancellations), are reflected as Prearranged funeral contracts separately in the consolidated balance sheet. Prearranged assets associated with preneed cemetery contracts, which consist of amounts due from trusts and customer receivables (net of an estimated allowance for cancellation), are reflected in Current and Long term receivables in the consolidated balance sheet.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate" or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

1) Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, particularly, but not limited to, levels of trust fund income, interest expense and negative currency translation effects.

2) Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

3) The Company's ability to successfully implement its strategic plan related to producing operating improvements, strong cash flows and further deleveraging as discussed herein and in the Company's Form 10-K for the year ended December 31, 2002.

4) The Company's ability to successfully implement its plan to reduce costs and increase cash flows associated with significant changes being made to the Company's organizational structure, process and quality of its sales efforts.

5) Changes in consumer demand and/or pricing for the Company's products and services due to several factors, such as changes in local number of deaths, cremation rates, competitive pressures and local economic conditions.

6) Changes in domestic and international political and/or regulatory environments in which the Company operates, including potential changes in tax, accounting and trusting policies.

7) The Company's ability to successfully access surety and insurance markets at a reasonable cost.

8) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

9) The Company's ability to successfully complete its ongoing process improvement and system implementation projects, including the Company's replacement of its North America point-of-sale information technology systems.

10) The outcomes of pending lawsuits against the Company involving alleged violations of securities laws.

11) The outcomes of pending lawsuits in Florida involving certain cemetery locations, including the possibility of criminal charges or other civil claims being filed against the Company, its subsidiaries or its employees.

For further information on these and other risks and uncertainties, see the Company's 2002 Annual Report on Form 10-K. The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes to the disclosure on this matter made in such Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         12.1 Ratio of earnings to fixed charges for the three months ended March 31, 2003 and 2002.

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

         99.12 Plaintiffs' First Amended Demand for Arbitration and Complaint for Damages filed January 24, 2003 in Cash No. 70 Y 168 00717 02, James P. Hunter, III and the James P. Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip,
                  L. William Heiligbrodt, and George R. Champagne, before the American Arbitration Association in Houston, Texas. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 2002.)

         99.13 Certification of Periodic Financial Reports by Robert L. Waltrip in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

         99.14 Certification of Periodic Financial Reports by Jeffrey E. Curtiss in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

         During the quarter ended March 31, 2003, the Company furnished a report pursuant to Item 9 of Form 8-K dated February 28, 2003. The Form 8-K attached as an exhibit thereto the Company's February 27, 2003 press release regarding fourth quarter 2002 financial results.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2003
                              SERVICE CORPORATION INTERNATIONAL

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


     Date:  May 9, 2003

                                               /s/ Robert L. Waltrip
                                               -------------------------
                                               Robert L. Waltrip
                                               Chairman of the Board and
                                               Chief Executive Officer

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


     Date:  May 9, 2003

                                               /s/ Jeffrey E. Curtiss
                                              ---------------------------
                                              Jeffrey E. Curtiss
                                              Senior Vice President
                                              Chief Financial Officer and
                                              Treasurer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------
         12.1     Ratio of earnings to fixed charges for the three months ended
                  March 31, 2003 and 2002.

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

         99.12 Plaintiffs' First Amended Demand for Arbitration and Complaint for Damages filed January 24, 2003 in Cash No. 70 Y 168 00717
                  02, James P. Hunter, III and the James P. Hunter, III Family
                  Trust v. Service Corporation International, Robert L. Waltrip,
                  L. William Heiligbrodt, and George R. Champagne, before the
                  American Arbitration Association in Houston, Texas.
                  (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 2002.)

        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------
         99.13    Certification of Periodic Financial Reports by Robert L.
                  Waltrip in satisfaction of Section 906 of the Sarbanes-Oxley
                  Act of 2002.

         99.14    Certification of Periodic Financial Reports by Jeffrey E.
                  Curtiss in satisfaction of Section 906 of the Sarbanes-Oxley
                  Act of 2002.