Form 10-Q
period 2003-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2003-08-07
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares outstanding of the registrant's common stock as of August 4, 2003 was 300,460,098 (net of treasury shares).

                        SERVICE CORPORATION INTERNATIONAL
                                      INDEX

                                                                                           Page

Part I.  Financial Information                                                               3
    Item 1.  Financial Statements                                                            3

         Consolidated Statement of Operations -
            Three and Six Months Ended June 30, 2003 and 2002                                3

         Consolidated Balance Sheet -
            June 30, 2003 and December 31, 2002                                              4

         Consolidated Statement of Cash Flows -
            Six Months Ended June 30, 2003 and 2002                                          5

         Consolidated Statement of Stockholders' Equity -
            Six Months Ended June 30, 2003                                                   6

         Notes to Consolidated Financial Statements                                          7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          21

         Introduction                                                                       21
         Goals and Challenges                                                               21
         Critical Accounting Policies, Accounting Changes and New Accounting
            Pronouncements                                                                  24
         Results of Operations                                                              25
         Financial Condition, Liquidity and Capital Resources                               30
         Prearranged Funeral and Preneed Cemetery Activities                                32
         Cautionary Statement on Forward-Looking Statements                                 34

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     35

    Item 4.  Controls and Procedures                                                        35

Part II. Other Information                                                                  35

    Item 1.  Legal Proceedings                                                              35

    Item 2.  Changes in Securities and Use of Proceeds                                      36

    Item 4.  Submission of Matters to a Vote of Security Holders                            36

    Item 6.  Exhibits and Reports on Form 8-K                                               36

    Signature

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     Three months ended                    Six months ended
                                                                          June 30,                             June 30,
                                                                ------------------------------      ------------------------------
(In thousands, except per share amounts)                           2003              2002              2003              2002
------------------------------------------------------------    ------------      ------------      ------------      ------------
Revenues ...................................................    $    586,242      $    583,423      $  1,166,335      $  1,184,689
Costs and expenses .........................................         491,824           492,150           959,362           974,252
                                                                ------------      ------------      ------------      ------------
Gross profits ..............................................          94,418            91,273           206,973           210,437

General and administrative expenses ........................         (36,268)          (19,592)          (57,679)          (35,323)
Gains and impairment (losses) on dispositions, net .........          (1,519)         (187,709)            7,815          (190,621)
Other operating expenses ...................................          (1,724)          (40,807)           (1,724)          (40,807)
                                                                ------------      ------------      ------------      ------------
Operating income (loss) ....................................          54,907          (156,835)          155,385           (56,314)

Interest expense ...........................................         (36,121)          (41,406)          (73,517)          (84,792)
Other income (expense), net ................................           2,398            (1,984)            6,410             6,200
                                                                ------------      ------------      ------------      ------------

Income (loss) before income taxes and cumulative effect
     of accounting change ..................................          21,184          (200,225)           88,278          (134,906)
(Provision) benefit for income taxes .......................          (6,805)           57,210           (31,630)           38,740
                                                                ------------      ------------      ------------      ------------
Income (loss) before cumulative effect of accounting
     change ................................................          14,379          (143,015)           56,648           (96,166)
Cumulative effect of accounting change (net of income
     tax benefit of $11,234) ...............................              --                --                --          (135,560)
                                                                ------------      ------------      ------------      ------------
          Net income (loss) ................................    $     14,379      $   (143,015)     $     56,648      $   (231,726)
                                                                ============      ============      ============      ============
Basic earnings (loss) per share:
         Income (loss) before cumulative effect of
                   accounting change .......................    $        .05      $      (0.49)     $       0.19      $      (0.33)
         Cumulative effect of accounting change ............              --                --                --             (0.46)
                                                                ------------      ------------      ------------      ------------
                   Net income (loss) .......................    $        .05      $      (0.49)     $       0.19      $      (0.79)
                                                                ============      ============      ============      ============
Diluted earnings (loss) per share:
         Income (loss) before cumulative effect of
                   accounting change .......................    $        .05      $      (0.49)     $       0.18      $      (0.33)
         Cumulative effect of accounting change ............              --                --                --             (0.46)
                                                                ------------      ------------      ------------      ------------
                   Net income (loss) .......................    $        .05      $      (0.49)     $       0.18      $      (0.79)
                                                                ============      ============      ============      ============
Basic weighted average number of shares ....................         299,351           293,872           298,563           293,263
                                                                ============      ============      ============      ============
Diluted weighted average number of shares ..................         299,844           293,872           344,139           293,263
                                                                ============      ============      ============      ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                       June 30,         December 31,
(In thousands, except share and per share amounts)                                       2003               2002
                                                                                      ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents ....................................................   $    157,988      $    200,625
     Receivables, net of allowances ...............................................        261,829           291,765
     Inventories ..................................................................        130,976           135,529
     Other ........................................................................         44,909           126,980
                                                                                      ------------      ------------
       Total current assets .......................................................        595,702           754,899
                                                                                      ------------      ------------

Prearranged funeral contracts .....................................................      4,528,000         4,273,790
Long-term receivables, net of allowances ..........................................      1,124,239         1,156,458
Cemetery property, at cost ........................................................      1,551,912         1,567,584
Property, plant and equipment, at cost (net) ......................................      1,207,931         1,188,340
Deferred charges and other assets .................................................        608,071           598,536
Goodwill ..........................................................................      1,198,195         1,184,178
                                                                                      ------------      ------------
                                                                                      $ 10,814,050      $ 10,723,785
                                                                                      ============      ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities .....................................   $    335,990      $    361,910
     Current maturities of long-term debt .........................................        130,897           100,330
     Income taxes .................................................................         11,140             2,043
                                                                                      ------------      ------------
       Total current liabilities ..................................................        478,027           464,283
                                                                                      ------------      ------------

Long-term debt ....................................................................      1,604,920         1,884,508
Deferred prearranged funeral contract revenues ....................................      4,907,234         4,659,994
Deferred preneed cemetery contract revenues .......................................      1,646,513         1,672,661
Deferred income taxes .............................................................        540,478           522,453
Other liabilities .................................................................        220,900           216,115
Commitments and contingencies (note 6)
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
            299,987,535 and 297,010,237, issued and outstanding
            (net of 2,469,445 and 2,516,396 treasury shares, at par) ..............        299,988           297,010
     Capital in excess of par value ...............................................      2,266,955         2,259,936
     Accumulated deficit ..........................................................       (989,381)       (1,046,029)
     Accumulated other comprehensive loss .........................................       (161,584)         (207,146)
                                                                                      ------------      ------------
        Total stockholders' equity ................................................      1,415,978         1,303,771
                                                                                      ------------      ------------
                                                                                      $ 10,814,050      $ 10,723,785
                                                                                      ============      ============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Six months ended
                                                                                            June 30,
(In thousands)                                                                        2003            2002
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .............................................................    $   56,648      $ (231,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change, net of tax .......................            --         135,560
     Depreciation and amortization ............................................        84,357          87,453
     Provision (benefit) for deferred income taxes ............................        19,675         (50,902)
     (Gains) and impairment losses on dispositions, net .......................        (7,815)        190,621
     Other operating expenses .................................................         1,724          40,807
     Payments on restructuring charges ........................................        (6,332)         (5,807)
     (Gains) and losses on early extinguishments of debt, net .................        (1,903)          3,423
     Changes in assets and liabilities, net of effects from dispositions:
       Decrease in receivables ................................................        56,167          13,445
       Decrease in other assets ...............................................        43,149          16,137
       Increase (decrease) in payables and other liabilities ..................         2,644         (50,120)
       Other ..................................................................         8,149          (3,545)
     Net effect of prearranged funeral production and maturities ..............       (12,813)         13,029
                                                                                   ----------      ----------
Net cash provided by operating activities .....................................       243,650         158,375

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .....................................................       (47,678)        (39,999)
     Proceeds from divestitures and sales of property and equipment ...........        34,232          34,724
     Proceeds and distributions from joint ventures and equity investments,
        net of cash retained ..................................................        30,802         266,704
     Net deposits of restricted funds .........................................       (37,336)        (34,188)
     Other ....................................................................            --             848
                                                                                   ----------      ----------
Net cash (used in) provided by investing activities ...........................       (19,980)        228,089

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings under credit agreements .......................            --         (29,061)
     Payments of debt .........................................................       (83,469)        (67,549)
     Early extinguishments of debt ............................................      (175,515)       (156,308)
     Bank overdrafts and other ................................................       (11,201)            204
                                                                                   ----------      ----------
Net cash used in financing activities .........................................      (270,185)       (252,714)
Effect of foreign currency ....................................................         3,878            (613)
                                                                                   ----------      ----------
Net (decrease) increase in cash and cash equivalents ..........................       (42,637)        133,137
Cash and cash equivalents at beginning of period ..............................       200,625          29,292
                                                                                   ----------      ----------
Cash and cash equivalents at end of period ....................................    $  157,988      $  162,429
                                                                                   ==========      ==========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                 Accumulated
                                                               Capital in                           other
                                                Common          excess of       Accumulated      comprehensive
(In thousands)                                   Stock          par value         deficit         income (loss)        Total
------------------------------------------   --------------   --------------   --------------    --------------   --------------
Balance at December 31, 2002 .............   $      297,010   $    2,259,936   $   (1,046,029)   $     (207,146)  $    1,303,771
Comprehensive income:
    Net income ...........................                                             56,648                             56,648
    Foreign currency translation .........                                                               45,562           45,562
                                                                                                                  --------------
    Comprehensive income .................                                                                               102,210
Common stock issued:
  Contribution to employee 401(k) plan ...            2,772            6,605                                               9,377
  Other ..................................              206              414                                                 620
                                             --------------   --------------   --------------    --------------   --------------
Balance at June 30, 2003 .................   $      299,988   $    2,266,955   $     (989,381)   $     (161,584)  $    1,415,978
                                             ==============   ==============   ==============    ==============   ==============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  NATURE OF OPERATIONS

Service Corporation International (SCI or the Company) is the largest provider of funeral and cemetery services in the world through its funeral service and cemetery operations. At June 30, 2003, the Company operated 2,259 funeral service locations, 431 cemeteries and 188 crematoria located in eight countries. The Company also has minority interest equity investments in funeral and cemetery operations in countries outside of North America.

    The funeral service and cemetery operations consist of the Company's funeral service locations, cemeteries, crematoria and related businesses. Company personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at funeral service locations and certain funeral service locations contain crematoria. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company's cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise. Cemetery items are sold on an atneed or preneed basis. Company personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries also operate crematoria. There are 186 combination locations that contain a funeral service location within a Company owned cemetery.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements for the three and six months ended June 30, 2003 and 2002 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2002, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

    The Company has reclassified certain prior year amounts to conform to the current period financial presentation with no effect on previously reported results of operations, financial condition or cash flows.

Use of Estimates in the Preparation of Financial Statements: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from these estimates.

    During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 in order to reflect the estimated remaining useful lives of these systems. The Company recognized approximately $4,700 of additional amortization related to this change in estimate during the six months ended June 30, 2003 compared to the same period of 2002.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted SFAS No. 145 during the first quarter of 2003 as it relates to the classification of extinguishments of debt for all periods presented. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. Gains and losses from early extinguishments of debt are included in Other income in the consolidated statement of operations for all periods presented. The Company recorded $1,903 as gains from the early extinguishment of debt in Other income for the six months ended June 30, 2003 and has reclassified $3,423 related to the prior year period to Other income, which was previously reported as an extraordinary loss. The other provisions of SFAS No. 145 were generally effective for transactions occurring after May 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the disclosures required by a guarantor about its obligations and it requires guarantors to recognize a liability at fair value at the time of issuance. The provisions for initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods that end after December 15, 2002. There have been no material changes in the guarantees related to FIN No. 45 since December 31, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 defines the terms related to variable interest entities and clarifies if such entities should be consolidated. The provisions of FIN No. 46 are effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 in the first fiscal year or interim period beginning after June 15, 2003. As a result of the adoption of FIN No. 46, the Company believes it will be required to consolidate, as of July 1, 2003, its prearranged funeral, cemetery merchandise and services and endowment care trust funds, as well as certain cemeteries managed, but not owned, by the Company. The Company is currently assessing the impact, if any, on its results of operations, financial condition or cash flows as a result of potentially consolidating such trust funds. However, the Company believes it will recognize an asset and equal liability in its Consolidated Balance Sheet of approximately $630 million as a result of consolidating the endowment care trust funds. The Company also believes, however, it will recognize a pretax charge of approximately $20 to $30 million representing the cumulative effect of an accounting change in the third quarter of 2003, primarily as a result of consolidating certain cemeteries not owned by the Company.

4. DEBT

                                                                                      June 30, 2003         December 31, 2002
                                                                                   ------------------      ------------------
6.3% notes due 2003 ............................................................   $               --      $           84,801
7.375% notes due April 2004 ....................................................              111,190                 111,190
8.375% notes due December 2004 .................................................               50,797                  50,797
6.0% notes due 2005 ............................................................              281,717                 387,241
7.2% notes due 2006 ............................................................              150,000                 150,000
6.875% notes due 2007 ..........................................................              146,300                 150,000
6.5% notes due 2008 ............................................................              195,000                 200,000
6.75% convertible subordinated notes due 2008, conversion price of
   $6.92 per share .............................................................              312,694                 328,005
7.7% notes due 2009 ............................................................              358,356                 371,183
6.95% amortizing notes due 2010 ................................................               16,260                  42,106
7.875% debentures due 2013 .....................................................               55,627                  55,627
Convertible debentures, maturities through 2013, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $12.55 to $50.00 per share .......               39,171                  39,531
Mortgage notes and other debt, maturities through 2050 .........................               72,982                  76,758
Deferred loan costs and net hedging losses .....................................              (54,277)                (62,401)
                                                                                   ------------------      ------------------
     Total debt ................................................................            1,735,817               1,984,838
     Less current maturities ...................................................             (130,897)               (100,330)
                                                                                   ------------------      ------------------
            Total long-term debt ...............................................   $        1,604,920      $        1,884,508
                                                                                   ==================      ==================

Bank Credit Agreements

The Company's bank credit agreement matures in July 2005 and provides a total commitment of $185,000, including a sublimit of $125,000 to support letters of credit. The credit facility is secured by the stock, inventory and receivables of certain of the Company's domestic subsidiaries and these domestic subsidiaries have guaranteed the Company's debt obligation associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and limits on capital expenditures. Additionally, the Company is restricted from paying dividends and making other distributions. The Company had no borrowings under the bank credit agreement at either June 30, 2003 or December 31, 2002; however, the Company used the credit agreement sublimit to support letters of credit, in the amounts of $81,215 and $85,845, at June 30, 2003 and December 31, 2002, respectively. Interest rates for outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, ranging from 0.50% to 0.75%, which is based on the percentage of the facility used and was 0.625% at June 30, 2003 and at December 31, 2002.

Settlements and Extinguishments of Debt

During the six months ending June 30, 2003, the Company purchased the following notes in the open market: $8,528 of the 6.3% notes due 2003; $105,524 of the 6.0% notes due 2005; $3,700 of the 6.875% notes due 2007; $5,000 of the 6.5%
notes due 2008; $15,311 of the 6.75% notes due 2008; $12,827 of the 7.7% notes due 2009; $25,031 of the 6.95% amortizing notes due 2010; and the remaining $25 of the 7.0% notes due 2015. As a result of these transactions, the Company recognized a net gain for the first half of 2003 of $1,903 recorded in Other income in the consolidated statement of operations.

     In March 2003, as required by the terms of the agreement, the Company repaid the remaining $76,273 due on the 6.30% notes due in 2003.

Additional Debt Disclosures

The Company's consolidated debt had a weighted average interest rate of 6.95% at June 30, 2003 compared to 6.87% at December 31, 2002. Approximately 99% of the Company's total outstanding debt had a fixed interest rate at June 30, 2003 and December 31, 2002.

     At June 30, 2003 and December 31, 2002, the Company had deposited $60,928 and $23,592, respectively, in restricted interest-bearing accounts, held as collateral for various credit instruments, which is included in Deferred charges and other assets in the consolidated balance sheet.

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

     The Company's reportable segment information is as follows:

                                                                                            Reportable
                                                           Funeral         Cemetery          Segments
----------------------------------------------------     ------------     ------------     ------------
Revenues from external customers:
     Three months ended June 30,
     2003 ..........................................     $    427,567     $    158,675     $    586,242
     2002 ..........................................     $    406,806     $    176,617     $    583,423
     Six months ended June 30,
     2003 ..........................................     $    866,854     $    299,481     $  1,166,335
     2002 ..........................................     $    855,147     $    329,542     $  1,184,689
----------------------------------------------------     ------------     ------------     ------------
Gross profits:
     Three months ended June 30,
     2003 ..........................................     $     67,576     $     26,842     $     94,418
     2002 ..........................................     $     65,762     $     25,511     $     91,273
     Six months ended June 30,
     2003 ..........................................     $    154,825     $     52,148     $    206,973
     2002 ..........................................     $    166,547     $     43,890     $    210,437
----------------------------------------------------     ------------     ------------     ------------

     The following table reconciles gross profits from reportable segments to the Company's consolidated income (loss) before income taxes and cumulative effect of accounting change:

                                                                          Three months ended              Six months ended
                                                                               June 30,                       June 30,
                                                                      ---------------------------    ---------------------------
                                                                         2003            2002            2003            2002
                                                                      ----------      ----------      ----------      ----------
Gross profits from reportable segments ..........................     $   94,418      $   91,273      $  206,973      $  210,437
      General and administrative expenses .......................        (36,268)        (19,592)        (57,679)        (35,323)
      Gains and impairment (losses) on dispositions, net ........         (1,519)       (187,709)          7,815        (190,621)
      Other operating expenses ..................................         (1,724)        (40,807)         (1,724)        (40,807)
                                                                      ----------      ----------      ----------      ----------
Operating income (loss) .........................................         54,907        (156,835)        155,385         (56,314)
      Interest expense ..........................................        (36,121)        (41,406)        (73,517)        (84,792)
      Other income (expense), net ...............................          2,398          (1,984)          6,410           6,200
                                                                      ----------      ----------      ----------      ----------
Income (loss) before income taxes and cumulative effect of
     accounting change ..........................................     $   21,184      $ (200,225)     $   88,278      $ (134,906)
                                                                      ==========      ==========      ==========      ==========

     The Company's geographic segment information is as follows:

                                                                  North                               Other
                                                                 America            Europe            Foreign            Total
----------------------------------------------------------     ------------      ------------      ------------      ------------
Revenues from external customers:
     Three months ended June 30,
       2003 ..............................................     $    433,217      $    142,036      $     10,989      $    586,242
       2002 ..............................................     $    460,116      $    113,925      $      9,382      $    583,423
     Six months ended June 30,
       2003 ..............................................     $    867,597      $    279,293      $     19,445      $  1,166,335
       2002 ..............................................     $    922,588      $    243,175      $     18,926      $  1,184,689
----------------------------------------------------------     ------------      ------------      ------------      ------------
Operating income (loss):
     Three months ended June 30,
       2003 ..............................................     $     35,426      $     16,247      $      3,234      $     54,907
       2002 ..............................................     $   (154,967)     $     11,574      $    (13,442)     $   (156,835)
     Six months ended June 30,
       2003 ..............................................     $    116,419      $     33,946      $      5,020      $    155,385
       2002 ..............................................     $    (74,901)     $     30,071      $    (11,484)     $    (56,314)
----------------------------------------------------------     ------------      ------------      ------------      ------------
Gains and impairment (losses) on dispositions, net:
     Three months ended June 30,
       2003 ..............................................     $       (470)     $     (1,049)     $         --      $     (1,519)
       2002 ..............................................     $   (171,686)     $        214      $    (16,237)     $   (187,709)
     Six months ended June 30,
       2003 ..............................................     $     10,191      $     (2,376)     $         --      $      7,815
       2002 ..............................................     $   (174,635)     $        251      $    (16,237)     $   (190,621)
----------------------------------------------------------     ------------      ------------      ------------      ------------
Other operating expenses:
     Three months ended June 30,
       2003 ..............................................     $     (1,724)     $         --      $         --      $     (1,724)
       2002 ..............................................     $    (40,807)     $         --      $         --      $    (40,807)
     Six months ended June 30,
       2003 ..............................................     $     (1,724)     $         --      $         --      $     (1,724)
       2002 ..............................................     $    (40,807)     $         --      $         --      $    (40,807)
----------------------------------------------------------     ------------      ------------      ------------      ------------
Depreciation and amortization:
     Three months ended June 30,
       2003 ..............................................     $     43,287      $         --      $        128      $     43,415
       2002 ..............................................     $     47,723      $         --      $         --      $     47,723
     Six months ended June 30,
       2003 ..............................................     $     84,111      $         --      $        246      $     84,357
       2002 ..............................................     $     87,453      $         --      $         --      $     87,453
----------------------------------------------------------     ------------      ------------      ------------      ------------
Operating locations at June 30,:
       2003 ..............................................            1,833             1,022                23             2,878
       2002 ..............................................            1,897             1,156                26             3,079
----------------------------------------------------------     ------------      ------------      ------------      ------------

     Included in the North America figures above are the following United States amounts:

                                                 Three months ended              Six months ended
                                                      June 30,                      June 30,
                                             -------------------------      -------------------------
                                                2003           2002            2003           2002
                                             ----------     ----------      ----------     ----------
Revenues from external customers .......     $  413,563     $  441,746      $  829,417     $  885,077
Operating income (loss) ................     $   29,412     $ (157,570)     $  106,551     $  (82,273)
Depreciation and amortization ..........     $   41,833     $   46,515      $   81,421     $   85,005
Operating locations at June 30, ........                                         1,678          1,750

     Included in the European figures above are the following French amounts:

                                                  Three months ended            Six months ended
                                                      June 30,                      June 30,
                                             -------------------------     -------------------------
                                                2003           2002           2003           2002
                                             ----------     ----------     ----------     ----------
Revenues from external customers .......     $  140,215     $  112,132     $  275,648     $  223,652
Operating income .......................     $   14,757     $   11,647     $   33,503     $   27,647
Operating locations at June 30, ........                                        1,006          1,138

     During the six months ended June 30, 2003 and throughout 2002, the Company divested certain North America and international funeral service locations and cemeteries not considered part of its core operations. These divested operations do not qualify as discontinued operations under SFAS No. 144, "Accounting for the Impairment or disposal of Long Lived Assets," because either the divested operations were held for sale in accordance with previous accounting pronouncements related to dispositions or they do not meet the criteria as defined in SFAS No. 144. Revenue and gross profit information of the Company's divested operations for the three and six months ended June 30, 2003 and 2002 are as follows:

                                        North America                                                Europe
                   -------------------------------------------------------   ------------------------------------------------------
                        Three months ended           Six months ended            Three months ended           Six months ended
                             June 30,                    June 30,                     June 30,                    June 30,
                   ---------------------------  --------------------------   --------------------------  --------------------------
                       2003           2002          2003          2002           2003          2002          2003          2002
                   ------------   ------------  ------------  ------------   ------------  ------------  ------------  ------------
Revenues:
   Funeral ......  $        792   $      8,232  $      3,523  $     20,465   $         --  $         --  $         --  $     14,284
   Cemetery .....            --          5,129           658         9,872             --            --            --         2,190
                   ------------   ------------  ------------  ------------   ------------  ------------  ------------  ------------
                   $        792   $     13,361  $      4,181  $     30,337   $         --  $         --  $         --  $     16,474
                   ============   ============  ============  ============   ============  ============  ============  ============

Gross Profits:
   Funeral ......  $       (923)  $     (1,153) $     (1,952) $     (1,046)  $         --  $         --  $         --  $      3,359
   Cemetery .....          (827)         1,675        (1,294)        2,057                           --            --           740
                   ------------   ------------  ------------  ------------   ------------  ------------  ------------  ------------
                   $     (1,750)  $        522  $     (3,246) $      1,011   $         --  $         --  $         --  $      4,099
                   ============   ============  ============  ============   ============  ============  ============  ============

                                   Other Foreign                                        Total
                   --------------------------------------------     -----------------------------------------------
                    Three months ended       Six months ended        Three months ended          Six months ended
                         June 30,                June 30,                 June 30,                   June 30,
                   --------------------    --------------------     ---------------------     ---------------------
                     2003        2002        2003        2002         2003         2002         2003         2002
                   --------    --------    --------    --------     --------     --------     --------     --------
Revenues:
   Funeral ....    $     --    $     --    $     --    $     --     $    792     $  8,232     $  3,523     $ 34,749
   Cemetery ...          --          --          --          --           --        5,129          658       12,062
                   --------    --------    --------    --------     --------     --------     --------     --------
                   $     --    $     --    $     --    $     --     $    792     $ 13,361     $  4,181     $ 46,811
                   ========    ========    ========    ========     ========     ========     ========     ========

Gross Profits:
   Funeral ....    $     --    $     --    $     --    $     --     $   (923)    $ (1,153)    $ (1,952)    $  2,313
   Cemetery ...          --          --          --          --         (827)       1,675       (1,294)       2,797
                   --------    --------    --------    --------     --------     --------     --------     --------
                   $     --    $     --    $     --    $     --     $ (1,750)    $    522     $ (3,246)    $  5,110
                   ========    ========    ========    ========     ========     ========     ========     ========

6.     COMMITMENTS AND CONTINGENCIES

The Company is a party to various litigation matters, investigations and proceedings. The Company reserves for estimated losses relating to these contingencies if amounts can be reasonably estimated and are probable to occur. The following discussion describes certain litigation and proceedings as of August 6, 2003.

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

    On November 5, 2002, James P. Hunter, III and the James P. Hunter, III Family Trust filed a demand for arbitration styled Case No. 70 Y 168 00717 02; James P. Hunter, III and the James P. Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, and George
R. Champagne; before the American Arbitration Association in Houston, Texas. The Hunter plaintiffs asserted claims against the Company and the Individual Defendants with respect to the Company's merger with ECI in 1999. Hunter also individually asserted claims that he was instructed to resign as an officer of the Company several months after the merger and suffered lost income as a result. The arbitration was held in June 2003. On August 6, 2003, the Company received the decision of the arbitration panel in the Hunter arbitration. The amount of the award made under Texas securities laws was approximately $27.8 million comprising amounts relating to ECI stock and ECI stock options held by claimants, and attorney fees. The arbitration panel made no finding that the Company knew or should have known of facts that should have been disclosed to claimants. As a result of this decision, the Company recognized $15.0 million in general and administrative expenses in the second quarter of 2003. The recognition of this amount was necessary principally because one of the Company's insurance carriers that would have covered a portion of this decision is insolvent. The Company is reviewing the impact, if any, the Hunter award may have on other pending litigation.

    Several other lawsuits have been filed against the Company, the Individual Defendants and other defendants, including, in the first and second lawsuits listed below, the Company's independent accountants, PricewaterhouseCoopers, LLP, in Texas state courts by former ECI shareholders, officers and directors. These lawsuits include the following matters:

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

    These lawsuits allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. Since these lawsuits are in their preliminary stages and no discovery has occurred, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of these lawsuits. However, the Company believes the allegations in these lawsuits, like those in the Consolidated Lawsuit, do not provide a basis for the recovery of damages because all required disclosures were made on a timely basis. The Company intends to aggressively defend this litigation. The Company is seeking arbitration in the Hammer and Rottman matters.

    In the Hammer matter, the Texas state district court ordered the case to arbitration. To date, no further action has occurred. No arbitration demand has been filed.

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

    The plaintiffs in the Conway action owned funeral homes in Queens County and Suffolk County, New York, which were sold and merged into a subsidiary of ECI in July 1998. The plaintiffs are also included in the definition of class members in the Consolidated Lawsuit described above. In the Conway action, plaintiffs assert that ECI failed to disclose that ECI was negotiating the merger with the Company in breach of covenants in the agreements between ECI and the plaintiffs. ECI purchased the plaintiffs' funeral homes with ECI stock and cash, and the Plaintiffs' ECI stock was exchanged for stock in the Company in the merger of January 1999. Plaintiffs allege damages from the loss in value of the Company's stock from 1999 to the present. The plaintiffs seek to recover compensatory damages alleged at a minimum of $8 million and punitive damages alleged at a minimum of $14 million. The plaintiffs allege that SCI and SCI Delaware are liable as the alleged "successor" entities to ECI.

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

    Shareholder Derivative Demand; The Company received a letter dated January 14, 2002, addressed to the Board of Directors, from a law firm stating that it represented a shareholder of the Company. The letter asserts a shareholder derivative demand that the Company takes legal action against its directors and officers based upon alleged conduct that is the subject of:

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

    Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability or that of its individual directors, if any, for the payment of damages or predict the outcome of the litigation. However, the Company and the individual directors believe that the allegations in the Levie action do not provide a basis for recovery of damages on several legal grounds. The Company and the individual directors intend to aggressively defend this lawsuit. The Company filed the motion to dismiss the entire lawsuit against it and individual directors based on the results of the investigation and determination of the Committee in response to the shareholder demand letter. This motion is currently pending before the trial court.

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

    Nine individual claimants that were originally part of the putative class in the Consumer Lawsuit, and three additional persons, have filed ten separate lawsuits setting forth individual claims. These individual claimants are represented by counsel for plaintiffs in the Consumer Lawsuit.

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

    Since the Consumer and Guralnick Lawsuits, and related discovery, are in preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages or predict the outcome of the litigation. The Company intends to continue its investigation and to aggressively defend itself in the litigation as well as continue to cooperate with state officials in resolving the issues presented. The Company has insurance policies which are intended to limit the Company's outflows in the event of a decision adverse to the Company in the Consumer Lawsuit, the Guralnick Lawsuit and related lawsuits. If an adverse decision in these matters exceeds the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision could have a material adverse effect on the Company, its financial condition, results of operations or cash flows.

    In addition to the litigation described above, the Florida Attorney General and State Comptroller filed an action against the Company on March 1, 2002 styled Office of the Attorney General, Department of Legal Affairs, State of Florida and Office of the Comptroller, Department of Banking and Finance, State of Florida v. Service Corporation International, a Texas Corporation and SCI Funeral Services of Florida, Inc., a Florida Corporation doing business as Menorah Gardens & Funeral Chapels; Case No. CA 02-02666AG; In the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the AG Lawsuit).

    The AG Lawsuit alleged similar claims as the Consumer Lawsuit including that defendants conducted their business through the willful use of false and deceptive representations regarding: (i) the certainty of plot location and size; (ii) the permanence of interment; and (iii) the nature and quality of the care that defendants intended to provide.

    The AG Lawsuit was settled on May 2, 2003. This settlement was made without any admissions or finding of fault and included the Company agreeing to certain remedial measures as well as agreeing to make payments totaling $6 million.

    In addition, on May 21, 2003, the Special Assistant State Attorney for Palm Beach County, Florida, filed criminal charges against the Company, a Florida subsidiary and certain individuals. The criminal charges involve allegations of misconduct by the Company and its Florida subsidiary, including allegations similar to those in the Consumer Lawsuit. The Company intends to vigorously defend its interests in this matter.

7.     EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                        Three months ended            Six months ended
                                                                              June 30,                    June 30,
                                                                     ----------    ----------     ----------    ----------
                                                                        2003          2002           2003          2002
                                                                     ----------    ----------     ----------    ----------
Income (loss) before cumulative effect of accounting
     change (numerator):
     Income (loss) before cumulative effect of accounting
         change - basic .........................................    $   14,379    $ (143,015)    $   56,648    $  (96,166)
           After tax interest on convertible debt ...............            --            --          6,649            --
                                                                     ----------    ----------     ----------    ----------
     Income (loss) before cumulative effect of accounting
          change - diluted ......................................    $   14,379    $ (143,015)    $   63,297    $  (96,166)
                                                                     ----------    ----------     ----------    ----------
Net income (loss) (numerator):
     Net income (loss) - basic ..................................    $   14,379    $ (143,015)    $   56,648    $ (231,726)
     After tax interest on convertible debt .....................            --            --          6,649            --
                                                                     ----------    ----------     ----------    ----------
     Net income (loss) - diluted ................................    $   14,379    $ (143,015)    $   63,297    $ (231,726)
                                                                     ----------    ----------     ----------    ----------
Shares (denominator):
     Shares - basic .............................................       299,351       293,872        298,563       293,263
          Stock options .........................................           493            --            381            --
          Convertible debt ......................................            --            --         45,195            --
                                                                     ----------    ----------     ----------    ----------
     Shares - diluted ...........................................       299,844       293,872        344,139       293,263
                                                                     ----------    ----------     ----------    ----------
Income (loss) per share before cumulative effect of
     accounting change:
     Basic ......................................................    $      .05    $    (0.49)    $      .19    $    (0.33)
     Diluted ....................................................    $      .05    $    (0.49)    $      .18    $    (0.33)
                                                                     ----------    ----------     ----------    ----------
Net income (loss) per share:
     Basic ......................................................    $      .05    $    (0.49)    $      .19    $    (0.79)
     Diluted ....................................................    $      .05    $    (0.49)    $      .18    $    (0.79)
                                                                     ----------    ----------     ----------    ----------

     In the six months ended June 30, 2003, the Company's 6.75% convertible subordinated notes are dilutive to earnings and are included in the calculation of diluted earnings per share. The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debt that could impact dilutive earnings per share are as follows:

                                                            Three months ended        Six months ended
                                                                 June 30,                 June 30,
                                                           --------------------    --------------------
                                                             2003        2002        2003        2002
                                                           --------    --------    --------    --------
Antidilutive options ..................................      25,921      31,957      26,025      32,333
Antidilutive convertible debt .........................      46,739      51,763       1,544      51,763
                                                           --------    --------    --------    --------
     Total common stock equivalents excluded from
          computation .................................      72,660      83,720      27,569      84,096
                                                           ========    ========    ========    ========

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

                                                                        Three months ended               Six months ended
                                                                              June 30,                        June 30,
                                                                     ---------------------------     ---------------------------
                                                                        2003            2002            2003            2002
                                                                     -----------     -----------     -----------     -----------
Net income (loss) ...............................................    $    14,379     $  (143,015)    $    56,648     $  (231,726)
Deduct:  Total additional stock-based employee
     compensation expense determined under fair value based
     method for all awards, net of related tax expense ..........         (2,179)         (3,384)         (4,361)         (6,768)
                                                                     -----------     -----------     -----------     -----------
Pro forma net income ............................................    $    12,200     $  (146,399)    $    52,287     $  (238,494)
                                                                     ===========     ===========     ===========     ===========

Basic earnings (loss) per share:
Net income (loss) ...............................................    $       .05     $     (0.49)    $       .19     $     (0.79)
Deduct:  Total additional stock-based employee
     compensation expense determined under fair value based
     method for all awards, net of related tax expense ..........           (.01)           (.01)           (.01)           (.02)
                                                                     -----------     -----------     -----------     -----------
Pro forma basic earnings (loss) per share .......................    $       .04     $     (0.50)    $       .18     $     (0.81)
                                                                     ===========     ===========     ===========     ===========

Diluted earnings (loss) per share:
Net income (loss) ...............................................    $       .05     $     (0.49)    $       .18     $     (0.79)
Deduct:  Total additional stock-based employee
     compensation expense determined under fair value based
     method for all awards, net of related tax expense ..........           (.01)           (.01)           (.01)           (.02)
                                                                     -----------     -----------     -----------     -----------
Pro forma diluted earnings (loss) per share .....................    $       .04     $     (0.50)    $      0.17     $      (.81)
                                                                     ===========     ===========     ===========     ===========

    The fair value of the Company's stock options used to compute the pro forma net income and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

                                                                 Foreign          Minimum         Accumulated
                                                                 Currency         Pension           Other
                                                                Translation       Liability      Comprehensive
                                                                 Adjustment       Adjustment         Loss
                                                                ------------     ------------    -------------
Balance at December 31, 2002 ...............................    $   (170,591)    $    (36,555)   $    (207,146)
     Activity in 2003 ......................................          45,562               --           45,562
                                                                ------------     ------------    -------------
Balance at June 30, 2003 ...................................    $   (125,029)    $    (36,555)   $    (161,584)
                                                                ============     ============    =============

Balance at December 31, 2001 ...............................    $   (261,846)    $    (29,353)   $    (291,199)
     Activity in 2002 ......................................          13,154               --           13,154
     Reclassification adjustment for sold businesses .......          47,479               --           47,479
                                                                ------------     ------------    -------------
Balance at June 30, 2002 ...................................    $   (201,213)    $    (29,353)   $    (230,566)
                                                                ============     ============    =============

    The components of Comprehensive income (loss) are as follows.

                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                 ------------------------     ------------------------
                                                   2003          2002           2003          2002
                                                 ----------    ----------     ----------    ----------
Comprehensive income (loss):
     Net income (loss) ......................    $   14,379    $ (143,015)    $   56,648    $ (231,726)
     Total other comprehensive income .......        25,409        11,637         45,562        60,633
                                                 ----------    ----------     ----------    ----------
        Comprehensive income (loss) .........    $   39,788    $ (131,378)    $  102,210    $ (171,093)
                                                 ==========    ==========     ==========    ==========

9. GAINS AND IMPAIRMENT LOSSES ON DISPOSITIONS AND OTHER OPERATING EXPENSES

Six Months Ended June 30, 2003 and 2002

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains and impairment (losses) on dispositions, net. Additionally, as dispositions occur related to the Company's ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

    Gains on dispositions for the six months ended June 30, 2003 and 2002 were $12,852 and $5,140, respectively. Impairment losses related to assets held for sale for the six months ended June 30, 2003 and 2002 were $14,449 and $159,693, respectively. Changes to previously estimated impairment losses were a net reduction to such losses of $9,412 in the first half of 2003 and an additional net loss of $36,068 in the first half of 2002. As described above, the sum of these three components are recognized in the income statement line item Gains and impairment (losses) on dispositions, net, and amounted to a net gain of $7,815 and a net loss of $190,621 in the first half of 2003 and 2002, respectively.

     In the first six months of 2002, Other operating expenses of $40,807 related to the termination of certain consulting and non-compete contractual agreements.

Previous Years' Charges

Included in the Company's charge amounts in 2002, 2001, 2000 and 1999 are severance costs related to cost rationalization programs and terminated contractual relationships of former employees and executive officers, planned divestitures of certain North America and international funeral service and cemetery businesses, reductions in carrying values of equity investments, adjustments to market values of certain options associated with the Company's senior notes and relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations.

    The majority of the remaining balance at June 30, 2003 of these original charge amounts related to severance costs and terminated consulting and/or covenant-not-to-compete contractual obligations will be paid by 2012. Of the $56,622 remaining liability at June 30, 2003, $19,178 is included in Accounts payable and accrued liabilities and $37,444 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments. The Company continues to adjust the estimates of certain items included in the original charge amounts as better estimates become available or actual divestitures occur.

    The activity related to these original charge amounts for the six months ended June 30, 2003 is detailed below. The adjustments made during the first half of 2003 to the original charge amounts were recognized in the income statement line item Gains and impairment (losses) on dispositions, net, as described above.

                                                                                   Utilization for six months
                                                                                       ended June 30, 2003
                                                                                   ----------------------------
                                    Original       Balance at                                                       Balance at
                                     charge       December 31,    Adjustments                                        June 30,
                                     amount           2002        during 2003         Cash          Non-cash            2003
                                  ------------    ------------    ------------     ------------    ------------     ------------
First Quarter 1999 Charge ....    $     89,884    $        564    $        122     $        280    $         --     $        406
Fourth Quarter 1999 Charge ...         272,544          48,254          (5,399)           3,608          14,267           24,980
Fourth Quarter 2000 Charge ...         434,415              --          (4,858)              --          (4,858)              --
2001 Charges .................         663,548           3,385              --              204            (214)           3,395
2002 Charges .................         292,979          27,990             723            3,334          (2,462)          27,841
                                  ------------    ------------    ------------     ------------    ------------     ------------
     Total ...................    $  1,753,370    $     80,193    $     (9,412)    $      7,426    $      6,733     $     56,622
                                  ============    ============    ============     ============    ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is the largest provider of funeral and cemetery services in the world. As of June 30, 2003, the Company operated 2,259 funeral service locations, 431 cemeteries and 188 crematoria located in 8 countries. The Company also has minority interest equity investments in funeral and cemetery operations in certain countries outside of North America. As of June 30, 2003, the Company's North America operations represented approximately 74% of the Company's consolidated revenues, 81% of consolidated gross profits and 64% of the Company's total operating locations.

    The Company's funeral and cemetery operations are organized into a North America division covering the United States and Canada, a European division primarily responsible for the Company's French operations and an Other Foreign division relating to operations in the Pacific Rim and South America. The Company's operations in its North America division are separated into Eastern and Western operations. The Eastern and Western operations in North America are managed by separate operational, sales and financial management teams. Within these Eastern and Western operations in North America, the majority of the Company's funeral service locations and cemeteries are managed in groups called clusters. These clusters are geographical groups of funeral service locations and cemeteries that can share common resources such as operating personnel, preparation services, clerical and accounting staff, limousines, hearses and preneed sales personnel.

GOALS AND CHALLENGES

The Company's operational goals are to grow its existing base of funeral and cemetery revenues while diligently managing its cash expenses. In addition to reducing debt, the Company will also examine investment opportunities to grow its North America funeral and cemetery operations where appropriate investment returns can be reasonably expected using its cash flows from operations and significant cash on hand. These potential growth opportunities could include acquisitions of funeral service locations and cemeteries in large or strategic North America markets, additional construction of funeral service locations on Company-owned cemeteries and the development of high-end cemetery property inventory.

    The Company's financial objectives in 2003 focus on generating strong cash flows, completing asset divestitures and reducing debt to further improve the capital structure. The Company is targeting a "BB" credit rating from Standard & Poor's and a "Ba2" credit rating from Moody's, with general access to the capital markets. The Company's current ratings with these agencies are "BB-" and "B1", respectively.

    The Company and the death care industry face certain challenges in growing funeral and cemetery revenues. The primary challenges include a lack of near-term growth in the number of deaths and an increasing trend toward cremation. Although the United States Census Bureau projects that the numbers of deaths will grow up to 1% annually through 2010, modern advances in medicine and healthier lifestyles could reduce the numbers of deaths during this time. In recent months, the industry has experienced a meaningful reduction in the numbers of deaths. In the first six months of 2003, the Company's North American comparable funeral volume declined 3.5%. The Company believes this trend is consistent with trends experienced by other companies in the funeral service and casket manufacturing industries and also with mortality data reported by the Centers for Disease Control and Prevention.

    An increasing trend toward cremation continues to put downward pressure on the Company's funeral and cemetery revenues and gross profits. Today, cremation services account for approximately 39% of the total funerals performed by the Company in North America. A cremation service typically has a lower average revenue and gross profit dollars than a traditional funeral service and also the cremation consumer may choose not to purchase cemetery property or merchandise. The Company has initiatives to address these challenges as part of its overall growth strategy as described below.

STRATEGIC INITIATIVES

The Company's growth strategy begins with developing the appropriate organizational structure and cultural environment that promotes teamwork, accountability and execution. In this regard, the Company is working to redesign all compensation programs with clear, specific and definable goals that are aligned with shareholder objectives. In the near-term there are a number of tactical actions that the Company believes will improve the infrastructure of the organization while at the same time drive improvements in earnings and cash flow. To generate sustainable growth over the longer term, the Company is focused on leveraging the power of its branded network of businesses and its strong cash flows.

Near Term Focus

The Company believes the following tactical initiatives will solidify the foundation on which to build and grow its funeral service and cemetery operations in the future while also improving results in the near-term.

    o Improving the cost structure through redesigning the sales organization and improving business and financial processes.

    o Increasing the impact of the Company's Dignity Memorial(R) branded funeral and cremation packages.

    o Driving accountability and improved results through local market action plans.

    The Company has recently implemented significant changes to the structure and processes of its sales organization designed to reduce costs and improve cash flows in 2003 while improving the quality of its sales efforts. Examples of these changes include eliminating ineffective lead procurement programs, incentive travel programs and other inefficient sales activities and shifting to a sales model based on personal referrals, redesigning sales management compensation programs to profit-based measures from revenue-based measures and reducing sales management positions. The Company is also shifting to a compensation model for its sales counselors that is variable and directly related to the production of new business, but not solely based on commissions.

    The Company is currently in the process of improving business and financial processes and systems that support its North America funeral and cemetery operations with a focus on improving efficiency and eliminating unnecessary costs and expenses. Examples of these improvements include replacing three separate contract entry systems with one system for funeral home, cemetery and trust administration, outsourcing certain accounting functions including accounts payable, payroll and trust administration to third-party providers, and streamlining and standardizing management financial reports to focus on key performance measures that are aligned with shareholder objectives. These initiatives are expected to meaningfully reduce overhead costs beginning in 2004.

    The Company's national brand name for its operations in North America, Dignity Memorial(R), also represents a unique set of packaged funeral and cremation plans offered exclusively through the Company's network on an atneed and preneed basis. The Dignity Memorial(R) funeral and cremation packages are designed to simplify customer decision-making and include products and services which have traditionally not been available through funeral service locations. These products appeal to both cremation and burial consumers and include a 24-Hour Compassion Helpline, legal services membership, bereavement travel discounts, internet memorial archive capabilities and the Aftercare(R) Planner - an exclusive, comprehensive organizing system that helps families manage the many business details that arise after a death occurs. The Company's goal in 2003 is to continue to increase the sales of Dignity Memorial(R) packaged funeral plans, which on average result in incremental revenue per service to the Company of more than $2,000 compared to non-Dignity Memorial(R) packaged sales.

    Other near term initiatives include the development and implementation of local market action plans designed to grow funeral and cemetery revenues and profits. In every funeral and cemetery operation, each local manager has identified the strengths, weaknesses, opportunities and threats of their local market and developed action plans around it that include measurable objectives, necessary resources, and a timetable for completion. These local market action plans provide an important measurement tool and further drive accountability within the organization.

Framework for Long-term Growth

In addition to the Company's tactical initiatives described above to improve its North America funeral and cemetery operations in the near-term, the Company is currently developing a framework for its long-term strategic plan with an emphasis on three key concepts that will drive future growth in shareholder value:

    o    Growing core revenues and profits from existing businesses.

    o Expanding in large or strategic markets in North America through capital investment.

    o    Investing in the Company's human capital.

    The Company believes it must attract new customers to its existing businesses in order to grow core funeral and cemetery profits over the long-term. Actions by the Company to attract new customers over the long-term include developing a more contemporary marketing model that leverages the power of the Company's Dignity Memorial(R) national brand in North America and its size as a national company. The Company's marketing programs will utilize information from the more than nine million consumers in its collective databases to determine geographic, demographic and lifestyle factors of its consumers. The Company is currently testing new television, radio and print advertising that, if successful, will be launched on a nationwide basis. In addition, the Company will continue to capitalize on its nationwide network of providers and develop affinity relationships with organizations containing large groups of individuals to whom the Company could exclusively market its products and services.

    To grow its existing businesses, the Company is also focused on enhancing its sales opportunities through improved merchandising techniques. In the Company's funeral service locations, testing is being done to consider potential modifications to its casket selection rooms to further promote the sales of Dignity Memorial(R) packaged plans. Within the Company's cemetery segment, initiatives are underway to employ a tiered-product marketing strategy that emphasizes a wide range of product offerings with particular emphasis on building strategic high-end property development projects.

    To grow its core revenues and profits, the Company is also refining its strategies to address the growing trend toward cremation. To enhance its cremation revenues and profits, the Company is focused on utilizing better marketing and merchandising methods to increase sales of products and services aimed specifically at cremation consumers. In the near term, sales of Dignity Memorial(R) cremation plans can have a meaningful impact as these sales on average result in more than $1,200 of incremental revenue per service to the Company compared to non-Dignity cremation sales. The Company is also currently developing new displays to be used in the arrangement process that clearly explain the products and services available to cremation consumers. Within its cemetery segment, the Company is promoting its cremation gardens, which are separate sections located within certain of the Company's cemeteries where cremated ashes can be permanently placed. Comprehensive training programs are being developed to support and drive these key initiatives, as well as focus on creating a personal and meaningful experience for the cremation consumer.

    The Company's long-term growth strategy also addresses plans to expand its funeral and cemetery network in North America where investment returns in excess of capital costs can be reasonably expected. The Company will focus future growth capital deployment through acquisition or construction in the top 150 markets in the United States. The Company is targeting these large markets because they offer several advantages: more than 70% of the U.S. population resides in these markets, the markets have a tendency to be less dependent on local heritage, they are more conducive to clustering and contemporary marketing strategies and it is easier to attract quality management. In smaller markets, the Company will consider recruiting independent funeral providers to join the Dignity Memorial(R) network in a franchise relationship where the Company receives an annual fee and earns cash for Dignity Memorial(R) services and products sold and affinity services performed, but does not have its capital at risk. At the end of June 2003, the Company had approximately 170 franchised providers. When combined with the Company's network capabilities, the Dignity Memorial(R) network has the ability to provide services to approximately 74% of the U.S. population.

    The Company also believes it must invest in its human capital and resources. Attracting, hiring, developing and retaining high quality management and employees is critical to the success of the long-term strategic plan. In the near term, the Company is focusing its efforts on leadership and management development. Over the longer term, the Company will be developing a comprehensive training program called "Dignity University" that incorporates required specific curriculum for each job type within the Company using a combination of traditional classroom, web-based courses, virtual classroom and on-the-job training for the more than 20,000 individuals that the Company employs.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING CHANGES AND NEW ACCOUNTING
PRONOUNCEMENTS

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These critical accounting policies should be read in conjunction with the annual report filed with the U.S. Securities and Exchange Commission on Form 10-K, for the year ended December 31, 2002.

USE OF ESTIMATES

In the second quarter of 2002, the Company decided to implement new information technology systems including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these systems. The Company recognized approximately $4.7 million of additional amortization related to this change in estimate during the six months ended June 30, 2003 compared to the same period of 2002.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted SFAS No. 145 during the first quarter of 2003 as it relates to the classification of extinguishments of debt for all periods presented. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. Gains and losses from early extinguishments of debt are included in Other income in the consolidated statement of operations for all periods presented. The Company has recorded $1,903 as gains from the early extinguishment of debt in Other income for the six months ended June 30, 2003 and reclassified $3,423 related to the prior year period to Other income, which was previously reported as an extraordinary loss.

The other provisions of SFAS No. 145 were generally effective for transactions occurring after May 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the disclosures required by a guarantor about its obligations and it requires guarantors to recognize a liability at fair value at the time of issuance. The provisions for initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of periods that end after December 15, 2002. There have been no material changes in the guarantees related to FIN No. 45 as disclosed by the Company in its 2002 annual report on Form 10-K.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 defines the terms related to variable interest entities and clarifies if such entities should be consolidated. The provisions of FIN No. 46 are effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 in the first fiscal year or interim period beginning after June 15, 2003. As a result of the adoption of FIN No. 46, the Company believes it will be required to consolidate, as of July 1, 2003, its prearranged funeral, cemetery merchandise and services and endowment care trust funds, as well as certain cemeteries managed, but not owned, by the Company. The Company is currently assessing the impact, if any, on its results of operations, financial condition or cash flows as a result of potentially consolidating such trust funds. However, the Company believes it will recognize an asset and equal liability in its Consolidated Balance Sheet of approximately $630 million as a result of consolidating the endowment care trust funds. The Company also believes, however, it will recognize a pretax charge of approximately $20 to $30 million representing the cumulative effect of an accounting change in the third quarter of 2003, primarily as a result of consolidating certain cemeteries not owned by the Company.

RESULTS OF OPERATIONS

The following table highlights the consolidated results of operations for the three months ended June 30, 2003 and 2002.

                                                Three months ended
(In millions, except per share amounts)             June 30,
                                            ------------------------
                                               2003          2002
                                            ----------    ----------
Total revenues .........................    $    586.2    $    583.4
Total gross profits ....................          94.4          91.3
Net income / (loss) ....................          14.4        (143.0)
Diluted earnings / (loss) per share ....    $      .05    $     (.49)

     Revenues increased in the second quarter of 2003 compared to the second quarter of 2002. Favorable currency effects in the Company's French funeral operations helped to offset the negative impact from asset dispositions and decreases in the Company's North American cemetery revenues.

     Gross profits for the second quarter of 2003 increased $3.1 million or 3.4%, led by significant profit improvements in the Company's North America cemetery and French funeral businesses.

     The Company reported net income of $14.4 million and diluted earnings per share of $.05 during the second quarter of 2003 compared to a net loss of $143.0 million and diluted loss per share of $.49 in the second quarter of 2002. The net loss reported in 2002 was impacted by an impairment loss of $187.7 for certain funeral and cemetery operations being held for sale and other operating expenses of $40.8 million associated with the termination of certain consulting and non-compete contractual obligations.

Detailed Comparable Operating Results - Three Months Ended June 30, 2003 and
2002

The following table and segment analysis summarizes the Company's comparable results for the three months ended June 30, 2003 and 2002. Comparable financial information excludes operations that have been acquired or constructed after January 1, 2002 and operations that have been divested or joint ventured by the Company prior to June 30, 2003. Comparable financial results are meant to be reflective of the Company's "same store" results of operations.

(In millions)                                                    Three months ended June 30, 2003
                                          --------------------------------------------------------------------------------------
                                                                            Comparable
                                          --------------------------------------------------------------------------------------
                                           North        % of                 % of       Other      % of                   % of
                                          America     revenue    Europe     revenue    Foreign    revenue    Total       revenue
                                          -------     -------    ------     -------    -------    -------    ------      -------
Revenues:
   Funeral ............................   $ 282.1       65.2%    $142.1      100.0%    $  2.3       21.1%    $426.5       72.9%
   Cemetery ...........................     150.3       34.8%        --         --%       8.6       78.9%     158.9       27.1%
                                          -------      -----     ------      -----     ------      -----     ------      -----
                                          $ 432.4      100.0%    $142.1      100.0%    $ 10.9      100.0%    $585.4      100.0%
                                          =======      =====     ======      =====     ======      =====     ======      =====

Gross profit and margin percentage:
   Funeral ............................   $  51.7       18.3%    $ 16.0       11.3%    $  0.9       39.1%    $ 68.6       16.1%
   Cemetery ...........................      25.3       16.8%        --         --%       2.3       26.7%      27.6       17.4%
                                          -------       ----     ------       ----     ------       ----     ------       ----
                                          $  77.0       17.8%    $ 16.0       11.3%    $  3.2       29.4%    $ 96.2       16.4%
                                          =======       ====     ======       ====     ======       ====     ======       ====

                                                                 Three months ended June 30, 2002
                                          --------------------------------------------------------------------------------------
                                                                            Comparable
                                          --------------------------------------------------------------------------------------
                                           North        % of                 % of       Other      % of                   % of
                                          America     revenue    Europe     revenue    Foreign    revenue    Total       revenue
                                          -------     -------    ------     -------    -------    -------    ------      -------
Revenues:
   Funeral ............................   $ 282.9       63.3%    $113.9      100.0%    $  1.7       18.1%    $398.5       69.9%
   Cemetery ...........................     163.8       36.7%        --         --%       7.7       81.9%     171.5       30.1%
                                          -------      -----     ------      -----     ------      -----     ------      -----
                                          $ 446.7      100.0%    $113.9      100.0%    $  9.4      100.0%    $570.0      100.0%
                                          =======      =====     ======      =====     ======      =====     ======      =====

Gross profit and margin percentage:
   Funeral ............................   $  54.6       19.3%    $ 11.5       10.1%    $  0.7       41.2%    $ 66.8       16.8%
   Cemetery ...........................      21.8       13.3%        --         --%       2.1       27.3%      23.9       13.9%
                                          -------       ----     ------       ----     ------       ----     ------       ----
                                          $  76.4       17.1%    $ 11.5       10.1%    $  2.8       29.8%    $ 90.7       15.9%
                                          =======       ====     ======       ====     ======       ====     ======       ====

Comparable Funeral Segment Analysis

                                      Comparable funeral services performed
                                   -------------------------------------------
                                    North                   Other
                                   America     Europe      Foreign       Total
                                   -------     ------      -------       -----
Three months ended June 30,
     2003                          65,352      33,353       1,300       100,005
     2002                          66,402      33,512         841       100,755

     Although the number of funeral services performed in North America declined 1.6%, funeral revenues remained flat quarter over quarter. A 2.2% increase in the average revenue per funeral service helped to offset the decline in funeral services performed and lower levels of general agency revenues associated with insurance funded prearranged funeral sales. This increase in average revenue per funeral service was achieved despite an increase in cremation services during the quarter, which typically carry a lower average revenue and is attributable to the success of the Company's Dignity Memorial(R) packaged funeral plan sales initiative. The Company believes the decline in the number of funeral services performed during the quarter is primarily attributable to declines in the number of deaths in North America as evidenced by similar trends experienced by other companies in the funeral service and casket industries, as well as mortality data reported by the Centers for Disease Control and Prevention.

         The North America funeral gross margin was 18.3% versus 19.3% in the prior year quarter. The gross margin decline was primarily a result of fewer than expected funeral services performed on a predominantly fixed cost structure, particularly as it relates to personnel costs.

         North America funeral locations had an average cremation rate of 39.3% compared to 37.9% in the prior year quarter. The average revenue per cremation service increased 2.7% over the prior year quarter due to increased sales of Dignity Memorial(R) packaged cremation plans, which offer consumers a broad array of unique cremation products and services.

         In North America, 31.6% of funeral services performed were previously prearranged compared to 31.3% in the prior year quarter. Revenues from the performance of prearranged funeral contracts had an average revenue per funeral service of $4,021 in the second quarter of 2003 compared to $3,948 in the second quarter of 2002.

         Revenues and gross profits from funeral operations in France were $140.2 million and $15.8 million in the second quarter of 2003 compared to $112.1 million and $11.6 million in 2002. Included in 2003 results are positive effects of foreign currency translation of $26.8 million in revenues and $3.1 million in gross profits compared to 2002. Excluding the favorable currency effect, France's funeral revenues grew by $1.3 million and gross margin improved to 11.3% versus 10.4% in the prior year quarter.

Comparable Cemetery Segment Analysis

North America cemetery revenues decreased by $13.5 million or 8.2% compared to the prior year quarter. The decline in revenues is primarily attributable to fewer cemetery property development projects completed in the second quarter of 2003 compared to the second quarter of 2002 and lower levels of cemetery merchandise delivered during the quarter.

         Although cemetery revenues declined, the North America cemetery gross margin improved to 16.8% compared to 13.3% in the prior year quarter. The gross margin increase was primarily due to a reduction in selling costs as a result of significant changes to the Company's preneed sales structure and processes.

         Revenues and gross profits from cemetery operations in South America were $8.7 million and $2.3 million in the second quarter of 2003 compared to $7.7 million and $2.1 million in 2002. Included in 2003 results are negative effects of foreign currency translation of $0.3 million in revenues and $0.1 million in gross profits compared to 2002. Excluding the unfavorable currency effect, South America's cemetery revenues and gross profits increased 16.4% and 18.2%, respectively, compared to the prior year quarter.

Other Income and Expenses

The Company recognized a net loss of $1.5 million during the second quarter of 2003 in the income statement line item Gains and impairment (losses) on dispositions, net. As dispositions occur in the normal course of business, gains or losses on the sales of such businesses are recognized in this line item. Additionally, as dispositions occur related to the Company's ongoing North America asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

         During the second quarter of 2003, the Company sold its equity investment in Spain for net cash proceeds of $26.0 million and recognized a gain of $8.1 million included in Gains and impairment (losses) on dispositions, net. This gain was offset by impairment losses for several dispositions in North America during the quarter.

         The Company has three components of overhead costs in North America: general and administrative expenses, home office overhead and field overhead. Home office and field overhead costs are allocated to funeral and cemetery operations in North America while general and administrative expenses are disclosed in a separate line item on the income statement. Home office and field overhead costs totaled $38.5 million in the second quarter of 2003 compared to $39.7 million in the same period of 2002. Reductions in costs as a result of changes to the compensation structure and processes of the Company's preneed sales efforts helped to offset initial start up costs associated with the outsourcing of its accounts payable, payroll and trust administration functions. These outsourcing programs are expected to meaningfully reduce overhead costs beginning in 2004. In the second quarter of 2003, general and administrative expenses were $36.3 million compared to $19.6 million in 2002. The increase in general and administrative expenses primarily resulted from $15.0 million recognized in June 2003 related to a decision in an arbitration matter. The recognition of this amount was necessary because one of the Company's insurance carriers that would have covered a portion of this decision is insolvent. General and administrative expenses were also impacted by increased professional fees and other costs associated with cash flow and profit improvement initiatives.

         The Company recognized $2.4 million of Other income during the second quarter of 2003 compared to an expense of $2.0 million in the prior year quarter. Other income consists of interest income earned from various investments, cash overrides received from the Company's former North American insurance company and gains on early extinguishments of debt. The increase in 2003 is a result of losses on early extinguishments of debt of $4.4 million recognized in the second quarter of 2002.

         Interest expense decreased $5.3 million or 12.8% in the second quarter of 2003 compared to the prior year quarter as a result of the significant debt reductions by the Company in the last twelve months.

         The Company's consolidated effective tax rate was 32.1% during the quarter compared to 28.6% in the prior year quarter. The increase in the effective tax rate is due to the utilization in previous years of the Company's net operating loss carry-forwards related to its French operations.

Detailed Comparable Operating Results - Six Months Ended June 30, 2003 and 2002

The following table and segment analysis summarizes the Company's comparable results for the first six months of 2003 and 2002. Comparable financial information excludes operations that have been acquired or constructed after January 1, 2002 and operations that have been divested or joint ventured by the Company prior to June 30, 2003. Comparable financial results are meant to be reflective of the Company's "same store" results of operations.

(In millions)                                                       Six months ended June 30, 2003
                                           --------------------------------------------------------------------------------------
                                                                              Comparable
                                           --------------------------------------------------------------------------------------
                                            North      % of                  % of      Other         % of                  % of
                                           America    revenue   Europe      revenue   Foreign       revenue    Total      revenue
                                           -------    -------   -------     -------   -------       -------   --------    -------
Revenues:
   Funeral ............................    $ 580.3     67.2%    $ 279.3     100.0%    $  3.7         19.1%    $  863.3     74.3%
   Cemetery ...........................      283.1     32.8%         --        --%      15.7         80.9%       298.8     25.7%
                                           -------    -----     -------     -----     ------        -----     --------    -----
                                           $ 863.4    100.0%    $ 279.3     100.0%    $ 19.4        100.0%    $1,162.1    100.0%
Gross profit and margin percentage:
   Funeral ............................    $ 120.4     20.7%    $  35.0      12.5%    $  1.4         37.8%    $  156.8     18.2%
   Cemetery ...........................       49.8     17.6%         --        --%       3.6         22.9%        53.4     17.9%
                                           -------    -----     -------     -----     ------        -----     --------    -----
                                           $ 170.2     19.7%    $  35.0      12.5%    $  5.0         25.8%    $  210.2     18.1%
                                           =======    =====     =======     =====     ======        =====     ========    =====

                                                                    Six months ended June 30, 2002
                                           --------------------------------------------------------------------------------------
                                                                              Comparable
                                           --------------------------------------------------------------------------------------
                                            North      % of                  % of      Other         % of                  % of
                                           America    revenue   Europe      revenue   Foreign       revenue    Total      revenue
                                           -------    -------   -------     -------   -------       -------   --------    -------
Revenues:
   Funeral ............................    $ 590.1     66.1%    $ 226.7     100.0%    $  3.6         18.9%    $  820.4     72.1%
   Cemetery ...........................      302.1     33.9%         --        --%      15.4         81.1%       317.5     27.9%
                                           -------    -----     -------     -----     ------        -----     --------    -----
                                           $ 892.2    100.0%    $ 226.7     100.0%    $ 19.0        100.0%    $1,137.9    100.0%
Gross profit and margin percentage:
   Funeral ............................    $ 135.2     22.9%    $  27.6      12.2%    $  1.4         38.9%    $  164.2     20.0%
   Cemetery ...........................       37.7     12.5%         --        --%       3.4         22.1%        41.1     12.9%
                                           -------    -----     -------     -----     ------        -----     --------    -----
                                           $ 172.9     19.4%    $  27.6      12.2%    $  4.8         25.3%    $  205.3     18.0%
                                           =======    =====     =======     =====     ======        =====     ========    =====

Comparable Funeral Segment Analysis

                                           Comparable funeral services performed
                                 -------------------------------------------------------
                                  North                            Other
                                 America          Europe          Foreign         Total
                                 -------          ------          -------         -----
Six months ended June 30,
    2003.....................   135,114          69,872            2,148        207,134
    2002.....................   139,958          71,472            1,788        213,218

         Comparable North America funeral revenues decreased $9.8 million or 1.7% in the first six months of 2003 compared to 2002 primarily as a result of a decrease in the number of funeral services performed. Funeral services performed decreased 3.5% in the first half of 2003 compared to 2002. The Company believes the decline in funeral services performed is primarily attributable to declines in the number of deaths in North America as evidenced by similar trends experienced by other companies in the funeral service and casket industries, as well as mortality data reported by the Centers for Disease Control and Prevention. This decline was partially offset by an increase in the average revenue per funeral service of 2.4% during the period. The increase was primarily a result of selling more Dignity Memorial(R) packaged funeral plans, which offer consumers a broad array of unique products and services.

         The North America gross margin was 20.7% versus 22.9% in the prior year. The gross margin decline is primarily a result of fewer than expected funeral services performed on a predominantly fixed cost structure, particularly as it relates to personnel costs. The impact of fewer funeral services performed was partially offset by reductions in costs resulting from strategic changes in the Company's prearranged funeral sales activity.

         North American funeral locations had an average cremation rate of 39.2% compared to 37.5% in the prior period. The average revenue per cremation service increased 3.3% over the prior period, led by increased sales of Dignity Memorial(R) packaged cremation plans.

         In North America, 31.7% of funeral services performed were previously prearranged compared to 31.5% in the prior period. The average revenue associated with the performance of these funerals was $3,989 in the first half of 2003 compared to $3,921 in 2002.

         Revenues and gross profits from funeral operations in France were $275.6 million and $34.5 million in the second quarter of 2003 compared to $223.7 million and $27.6 million in 2002. Included in 2003 results are positive effects of foreign currency translation of $51.5 million in revenues and $6.5 million in gross profits compared to 2002. Excluding the favorable currency effect, France's funeral revenues slightly increased. An increase in the average revenue per funeral service helped to offset a decline in funeral services performed. France's gross margins excluding the favorable currency effect were 12.5% in the first six months of 2003 compared to 12.4% in 2002. As the Company's French operations were held for sale for the first half of 2003 and 2002, the French business had no depreciation and amortization for these periods.

Comparable Cemetery Segment Analysis

North American cemetery revenues decreased by $19.0 million or 6.3% compared to the prior period primarily due to lower levels of cemetery property sales and cemetery merchandise delivered during the period. Although cemetery revenues declined, the North America cemetery gross margin improved to 17.6% compared to 12.5% in the prior period. The gross margin increase was primarily due to a reduction in selling costs as a result of significant changes to the Company's preneed sales structure and process.

         Revenues and gross profits from cemetery operations in South America were $15.7 million and $3.6 million in the second quarter of 2003 compared to $15.4 million and $3.4 million in 2002. Included in 2003 results are negative effects of foreign currency translation of $1.8 million in revenues and $0.3 million in gross profits compared to 2002. Excluding the unfavorable currency effect, South America's cemetery revenues and gross profits increased 14.1% and 15.4%, respectively, compared to the prior year quarter.

Other Income and Expenses

The Company recognized a net gain of $7.8 million during the first six months of 2003 in the income statement line item Gains and impairment (losses) on dispositions, net, compared to a net loss of $190.6 million in 2002. As dispositions occur in the normal course of business, gains or losses on the sales of such businesses are recognized in this income statement line item. Additionally, as dispositions occur related to the Company's ongoing North America asset sale programs, adjustments are made through this line item to reflect the difference between actual proceeds received from the sale compared to the original estimates. The $190.6 million loss reported in 2002 primarily related to an impairment charge for certain funeral and cemetery operations held for sale. In addition, in the first six months of 2002, the Company reported Other operating expenses of $40.1 million related to the termination of certain consulting and non-compete contractual obligations.

         The Company has three components of overhead costs in North America: general and administrative expenses, home office overhead and field overhead. Home office and field overhead costs are allocated to funeral and cemetery operations in North America while general and administrative expenses are disclosed in a separate line item on the income statement. Home office and field overhead costs totaled $76.9 million in the first six months of 2003 compared to $79.4 million in the same period of 2002. Reductions in costs as a result of changes to the compensation structure and processes of the Company's preneed sales efforts helped to offset initial start up costs associated with the outsourcing of its accounts payable, payroll and trust administration functions. These outsourcing programs are expected to meaningfully reduce overhead costs beginning in 2004.

         In the first half of 2003, general and administrative expenses were $57.7 million compared to $35.3 million in 2002. The increase in general and administrative expenses primarily resulted from $15.0 million recognized in June 2003 related to a decision in an arbitration matter. The recognition of this amount was necessary because one of the Company's insurance carriers that would have covered a portion of this decision is insolvent. General and administrative expenses were also impacted by the Company's decision in 2002 to implement new information systems. As a result of this decision, the Company accelerated the amortization of existing capitalized system costs and recorded $4.7 million of additional costs in the first six months of 2003 compared to 2002. General and administrative expenses in 2003 were also impacted by increased professional fees and other costs associated with cash flow and profit initiatives and costs to expense the Company's new long term incentive program. In 2002, the Company granted stock options which were not expensed.

         The Company recognized $6.4 million in Other income during the first six months of 2003 compared to $6.2 million in 2002. Other income consists of interest income earned from various investments, cash overrides received from the Company's former North American insurance company and gains on early extinguishments of debt.

         Interest expense decreased $11.3 million or 13.3% in the first six months of 2003 compared to the prior year as a result of the significant debt reductions by the Company.

         The Company's consolidated effective tax rate was 35.8% during the first half of 2003 compared to 28.7% in the first half of 2002. The increase in the effective tax rate is due to the utilization in the previous year of the Company's net operating loss carry-forwards related to its French operations. The Company is under audit by the Internal Revenue Service for the tax years 2001 and 2000. At the present time, the IRS has not proposed any significant tax adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial objectives in 2003 focus on the continued improvement of the Company's capital structure by further reducing debt, generating strong cash flows and completing asset divestitures. A goal of the Company is to obtain a "BB" credit rating from Standard and Poor's and a "Ba2" credit rating from Moody's, with general access to the capital markets. The Company's current ratings with these agencies are "BB-" and "B1", respectively.

                                  June 30, 2003    December 31, 2002
                                  -------------    -----------------
Cash and cash equivalents           $   158.0          $   200.6
Total debt                          $ 1,735.8          $ 1,984.8

         The Company believes it currently has strong liquidity. As of June 30, 2003, the Company had a cash balance of approximately $158 million. The Company's total debt less cash and cash equivalents decreased by $206.4 million or 11.6% during the first six months of 2003 reflecting strong cash flows provided by operating activities and the receipt of an unusual tax refund in the first quarter of 2003 of $94.5 million. In addition, at June 30, 2003, the Company had approximately $104 million of availability under its $185 million bank credit facility. The Company had no cash borrowings under this credit facility, but had issued approximately $81 million of letters of credit under the facility.

         At June 30, 2003, the Company had current maturities of long-term debt of $130.9 million primarily related to its senior notes due in April 2004 of $111.2 million. The maturity schedule for certain of its outstanding senior public notes due in the near and intermediate term was as follows:

                                                               Outstanding at
        (In millions)                                          June 30, 2003
                                                               --------------
        7.375% senior notes due April 2004...................  $    111.2
        8.375% senior notes due December 2004................  $     50.8
        6.0% senior notes due December 2005..................  $    281.7

         Based on the Company's current cash balance, its expectation of future annual cash flows, its anticipation of future asset divestiture and joint venture proceeds of approximately $300-$400 million, and its current borrowing capacity under its credit facility, the Company believes it has adequate means to meet its near and intermediate term debt obligations as well as its operating needs.

Sources and Uses of Cash

Net cash provided by operating activities was $243.7 million for the six months ended June 30, 2003 compared to $158.4 million for the same period of 2002. The increase is primarily the result of cemetery operating improvements, an increase in unusual tax refunds and lower cash interest payments. Unusual cash tax refunds were $94.5 million in 2003 compared to $22.0 million in 2002. Cash interest payments were $71.4 million in the six months ended June 30, 2003 compared to $85.5 million in the same period of 2002.

         Net cash used by investing activities was $20.0 million for the six months ended June 30, 2003 compared to $228.1 million of net cash provided by investing activities in the same period of 2002. The decrease principally related to a reduction in proceeds from joint ventures and sales of equity investments and increases in capital expenditures. During the first quarter of 2002, the Company completed the joint venture of its United Kingdom operations, which resulted in $266.7 million in pretax cash proceeds. During the second quarter of 2003, the Company sold its remaining equity investment in its operations in Spain for pretax cash proceeds of $26.0 million. The Company's capital expenditures increased $7.7 million in the six months ended June 30, 2003 compared to the same period of 2002 due to a greater emphasis on maintenance capital spending in the Company's existing operations.

         Net cash used in financing activities was $270.2 million for the six months ended June 30, 2003 compared to $252.7 million for the same period of 2002. The net cash used in financing activities in both periods is related to the Company's continued debt reduction initiatives.

Financial Assurances

In support of operations, the Company has entered into arrangements with certain high quality surety companies whereby such companies agree to issue surety bonds on behalf of the Company as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support the Company's prearranged funeral and preneed cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the Company's consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred preneed cemetery contract revenues. The breakdown of surety bonds between funeral and cemetery prearrangements, as well as surety bonds for other activities, is as follows:

                                                                                 June 30,   December 31,
                                                                                   2003         2002
                                                                                 --------   ------------
      Prearranged funeral ...................................................    $  116.7   $      108.3
      Preneed cemetery:
           Merchandise and services .........................................       176.6          172.8
           Preconstruction ..................................................        21.1           22.6
                                                                                 --------   ------------
           Bonds supporting prearranged funeral and cemetery obligations ....       314.4          303.7
                                                                                 --------   ------------
      Bonds supporting prearranged business permits .........................         4.9            4.9
      Other bonds ...........................................................         5.6            6.1
                                                                                 --------   ------------
           Total surety bonds outstanding ...................................    $  324.9   $      314.7
                                                                                 ========   ============

         As the Company sells prearranged funeral contracts and preneed cemetery contracts, the Company posts surety bonds in certain instances where allowed by applicable law. In these instances, the Company posts these surety bonds in lieu of trusting a certain amount of funds received from the customer. Generally, the amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. For the six months ended June 30, 2003 and 2002, the Company had $50.0 million and $48.3 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

         Surety bond premiums are paid annually and are automatically renewable, unless prior notice of cancellation, until maturity of the underlying prearranged contracts. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel a surety bond, the Company would be required to obtain replacement surety assurance or fund a trust for an amount generally less than the posted bond amount, unless the customer's prearranged contract has been paid in full. The Company does not currently believe it will be required to fund material future amounts related to these surety bonds.

         The Company is reviewing its strategy of using surety bonds to provide financial assurance to consumers related to the Company's prearranged funeral and preneed cemetery sales activities. The economics of this activity has recently changed as surety bonding programs have increased in cost. As the Company's financial condition and liquidity have improved, it is also more difficult for the Company to purchase its outstanding debt securities at a discount. Furthermore, the applicable Florida law which allows posting of surety bonds for prearranged contracts will expire December 31, 2004. Prearranged contracts entered into prior to December 31, 2004 where the Company posts surety bonds will be allowed to continue to be bonded for the remaining life of those contracts. Of the total bonding proceeds received by the Company for the six months ended June 30, 2003 and 2002, approximately $37.7 million and $35.2 million, respectively, were attributable to the state of Florida. If and when the Company decides to use trusting instead of surety bonding in its Florida operations, the Company estimates a negative impact to its cash flow from operations of approximately $15 to $20 million in the first annual period. In subsequent periods, the impact to cash flows from operations is not material.

PREARRANGED FUNERAL AND PRENEED CEMETERY ACTIVITIES

The Company believes an active funeral and cemetery prearrangement program can increase future market share in the markets in which the Company operates, and is an important component of the Company's revenue growth initiatives in North America.

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

         When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third party life insurance companies, the Company earns a commission on the sale of such policies for acting as an agent in selling such insurance contracts. Such general agency (GA) revenues are based on a percentage per contract sold and are recognized when the insurance purchase transaction between the customer and the third party insurance provider has been completed. In the first quarter of 2003, the Company began recognizing as revenues such GA revenues, previously recorded as reductions to direct expenses. The Company has reclassified the prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows. GA revenues recognized in the six months ended June 30, 2003 and 2002 were

$16.0 million and $25.1 million, respectively. Compensation costs which vary with and are directly related to the production of new insurance funded prearranged funeral contracts are expensed as incurred and amounted to $9.5 million and $15.9 million for the six months ended June 30, 2003 and 2002, respectively. Additionally, the Company may receive cash overrides related to life insurance policies sold as a result of marketing agreements entered into in connection with the sale of an insurance subsidiary in 2000. These cash overrides are recorded in Other income in the consolidated statement of operations.

         The table below details North America funeral and cemetery prearranged production for the six months ended June 30, 2003 and 2002, and the related deferred selling costs incurred to procure the prearrangements. Additionally, the table reflects North America revenues recognized and North America previously deferred selling costs recognized in the consolidated statement of operations associated with previously prearranged production for the six months ended June 30, 2003 and 2002.

                                                               North America
                                                 ----------------------------------------
(In millions)                                         Funeral                Cemetery
                                                 ------------------    ------------------
                                                   2003       2002       2003       2002
                                                 -------    -------    -------    -------
Origination:
Prearranged production ......................    $ 174.2    $ 228.3    $ 115.9    $ 166.4
                                                 =======    =======    =======    =======

Deferred selling costs, net .................    $   6.8    $   9.5    $  22.9    $  24.6
                                                 =======    =======    =======    =======
Maturities:
Previously prearranged production
     included in current period revenues ....    $ 172.1    $ 177.7    $ 111.7    $ 130.8
                                                 =======    =======    =======    =======

Amortization of deferred selling costs
     in current period ......................    $   7.5    $   7.4    $  17.8    $  20.6
                                                 =======    =======    =======    =======

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

         As previously stated, deferred prearranged funeral or cemetery contract revenue is recognized in the consolidated statement of operations at the time the contract matures. For trust or bonded contracts, the revenue recognized is generally greater than the cash received by the Company at the time a prearranged contract matures, and creates a negative effect on working capital cash flow generated from operating activities at the time of contract maturity.

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

                                                                    North America
                                       ----------------------------------------------------------------------
(In millions)                                 Funeral                 Cemetery                  Total
                                       ----------------------  ----------------------  ----------------------
                                       June 30,  December 31,  June 30,  December 31,  June 30,  December 31,
                                         2003        2002        2003        2002        2003        2002
                                       --------  ------------  --------  ------------  --------  ------------
Deferred prearranged
     contract revenues, net .......    $3,641.8    $3,638.3    $1,644.8    $1,671.6    $5,286.6    $5,309.9

Deferred selling cost .............    $   89.6    $   90.1    $  205.0    $  203.3    $  294.6    $  293.4

Prearranged
   receivables, net:
   Trust related
     receivables ..................    $1,004.8    $  980.9    $  858.4    $  859.3    $1,863.2    $1,840.2
   Third party insurance
     related receivables ..........    $2,174.7    $2,175.5    $     --    $     --    $2,174.7    $2,175.5

         The deferred prearranged contract revenue associated with prearranged funeral contracts and preneed cemetery contracts (net of an estimated allowance for cancellation) are reflected separately in the consolidated balance sheet. Both funeral and cemetery deferred selling costs (net of an estimated allowance for cancellation) are included as a component of Deferred charges and other assets. Prearranged assets associated with prearranged funeral contracts, which consist of amounts due from trusts, customer receivables or third party insurance receivables (net of an estimated allowance for cancellations), are reflected as Prearranged funeral contracts separately in the consolidated balance sheet. Prearranged assets associated with preneed cemetery contracts, which consist of amounts due from trusts and customer receivables (net of an estimated allowance for cancellation), are reflected in Current and Long term receivables in the consolidated balance sheet.

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

2) The outcomes of pending lawsuits and proceedings against the Company involving alleged violations of securities laws.

3) The outcomes of pending lawsuits in Florida involving certain cemetery locations, including criminal charges or other civil claims being filed against the Company, its subsidiaries or its employees.

4) The Company's ability to successfully implement its strategic plan related to producing operating improvements, strong cash flows and further deleveraging as discussed herein and in the Company's Form 10-K for the year ended December 31, 2002.

5) The Company's ability to successfully implement its plan to reduce costs and increase cash flows associated with significant changes being made to the Company's organization structure, process and quality of its sales efforts.

6) Changes in consumer demand and/or pricing for the Company's products and services due to several factors, such as changes in local number of deaths, cremation rates, competitive pressures and local economic conditions.

7) Changes in domestic and international political and/or regulatory environments in which the Company operates, including potential changes in tax, accounting and trusting policies.

8) Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

9) The Company's ability to successfully complete its ongoing process improvement and system implementation projects, including the Company's replacement of its North America point-of-sale information technology systems.

10) The Company's ability to successfully access surety and insurance markets at a reasonable cost.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Securities Act of 1934, as amended (the "Exchange Act"), Robert L. Waltrip, the Company's Chief Executive Officer, and Jeffrey E. Curtiss, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the Company's second fiscal quarter of 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in note six to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 7, 2003, the Company issued 46,951 shares of common stock to Mr. Sumner James Waring III, Vice President Western Operations of the Company. In exchange therefor, Mr. Waring cancelled the obligations of the Company to make payments to him under a noncompetition agreement between Mr. Waring and the Company. To determine the number of shares issued, the present value of the cancelled obligations ($161,981) was divided by the closing per share price of the common stock on May 7, 2003 ($3.45). This issuance was unregistered because it was a private transaction within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

         On May 8, 2003, the Company issued 19,445 shares of common stock (or deferred common stock equivalents) to each of ten non-employee directors pursuant to the Director Fee Plan. The Company did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a "sale" within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2003, the Company held its annual meeting of shareholders and elected five directors. The shares voting on the director nominees were cast as follows:

                                                                             Abstentions or
        Nominee                                       Votes for              votes withheld
        -------                                       ---------              --------------
        Alan R. Buckwalter, III                      250,344,363               17,538,521
        Anthony L. Coelho                            246,155,050               21,727,834
        A.J. Foyt, Jr.                               245,425,821               22,457,063
        R.L. Waltrip                                 229,525,417               38,357,467
        Edward E. Williams                           247,963,939               19,918,945

         In addition, the shareholders approved the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2003. The shares voting were cast as follows:

                                                Abstentions or              Broker
 Votes for                 Votes against        votes withheld            non-votes
 -----------               -------------        --------------            ---------
 261,043,417                 6,634,180              205,287                    0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 First Amendment to 2001 Stock Plan for Non-Employee Directors dated May 8, 2003.

                  10.2     Second Amendment to Director Fee Plan dated May 8,
                           2003.

                  12.1 Ratio of earnings to fixed charges for the six months ended June 30, 2003 and 2002.

                  31.1 Certification of Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification of Periodic Financial Reports by Robert
                           L. Waltrip as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

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

                  99.12 Plaintiffs' First Amended Demand for Arbitration and Complaint for Damages filed January 24, 2003 in Cash No. 70 Y 168 00717 02, James P. Hunter, III and the James P. Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, and George R. Champagne, before the American Arbitration Association in Houston, Texas. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31,
                           2002).

         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 2003, the Company furnished a report on Form 8-K dated May 8, 2003 reporting (i) under "Item 7. Financial Statements and Exhibits" that attached as an exhibit was a press release dated May 8, 2003, and (ii) under "Item 9. Regulation FD Disclosure" that the Company issued the press release which disclosed financial results for the first quarter of 2003. In addition, the Company filed a report on Form 8-K dated May 8, 2003 reporting (i) under "Item
                  5. Other Events" that the Company issued a press release announcing the election of Alan R. Buckwalter, III to the Board of Directors and the retirement of E. H. Thornton, Jr., and (ii) under "Item 7. Financial Statements and Exhibits" that a copy of the referenced press release was attached as an exhibit.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2003                              SERVICE CORPORATION INTERNATIONAL

                                            By: /s/ Jeffrey E. Curtiss
                                                --------------------------------
                                                Jeffrey E. Curtiss
                                                Senior Vice President
                                                Chief Financial Officer and
                                                   Treasurer
                                                (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.1           First Amendment to 2001 Stock Plan for Non-Employee Directors
               dated May 8, 2003.

10.2           Second Amendment to Director Fee Plan dated May 8, 2003.

12.1           Ratio of earnings to fixed charges for the six months ended June
               30, 2003 and 2002.

31.1 Certification of Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Jeffrey E. Curtiss as Principal Financial
               Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Periodic Financial Reports by Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

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

99.12 Plaintiffs' First Amended Demand for Arbitration and Complaint for Damages filed January 24, 2003 in Cash No. 70 Y 168 00717 02,
               James P. Hunter, III and the James P. Hunter, III Family Trust v.
               Service Corporation International, Robert L. Waltrip, L. William
               Heiligbrodt, and George R. Champagne, before the American
               Arbitration Association in Houston, Texas. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended
               December 31, 2002).