Form 10-Q
period 2003-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2003-11-05
CIK 89089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------


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

                      YES     X                 NO
                          ----------               -----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2).

                      YES     X                 NO
                          ----------               -----------

The number of shares outstanding of the registrant's common stock as of November 3, 2003 was 301,356,436 (net of treasury shares).

                        SERVICE CORPORATION INTERNATIONAL
                                      INDEX

                                                                                                        Page
                                                                                                        ----
 Part I. Financial Information

    Item 1.  Financial Statements
         Consolidated Statement of Operations -
            Three and Nine Months Ended September 30, 2003 and 2002                                       3

         Consolidated Balance Sheet -
            September 30, 2003 and December 31, 2002                                                      4

         Consolidated Statement of Cash Flows -
            Nine Months Ended September 30, 2003 and 2002                                                 5

         Consolidated Statement of Stockholders' Equity -
            Nine Months Ended September 30, 2003                                                          6

         Notes to Consolidated Financial Statements                                                       7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Introduction                                                                                    21
         Goals and Challenges                                                                            21
         Strategic Initiatives                                                                           22
         Critical Accounting Policies, Accounting Changes and New Accounting Pronouncements              24
         Results of Operations                                                                           24
         Financial Condition, Liquidity and Capital Resources                                            30
         Prearranged Funeral and Preneed Cemetery Activities                                             32
         Cautionary Statement on Forward-Looking Statements                                              35

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  36

    Item 4.  Controls and Procedures                                                                     36

Part II. Other Information

    Item 1.  Legal Proceedings                                                                           36

    Item 6.  Exhibits and Reports on Form 8-K                                                            36

    Signature                                                                                            38

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Three months ended                    Nine months ended
                                                                         September 30,                         September 30,
                                                                     ----------------------------      ----------------------------
(In thousands, except per share amounts)                                 2003             2002             2003             2002
----------------------------------------------------------------     -----------      -----------      -----------      -----------
Revenues .......................................................     $   571,100      $   560,646      $ 1,737,435      $ 1,745,335
Costs and expenses .............................................         502,473          485,237        1,461,835        1,459,489
                                                                     -----------      -----------      -----------      -----------
Gross profits ..................................................          68,627           75,409          275,600          285,846

General and administrative expenses ............................         (52,771)         (22,492)        (110,450)         (57,815)
Gains and impairment (losses) on dispositions, net .............          (1,423)             408            6,392         (190,213)
Other operating expenses .......................................              --          (25,621)          (1,724)         (66,428)
                                                                     -----------      -----------      -----------      -----------
Operating income (loss) ........................................          14,433           27,704          169,818          (28,610)

Interest expense ...............................................         (34,998)         (38,221)        (108,515)        (123,013)
Other income, net ..............................................          11,236           17,103           17,646           23,303
                                                                     -----------      -----------      -----------      -----------
                                                                         (23,762)         (21,118)         (90,869)         (99,710)
                                                                     -----------      -----------      -----------      -----------
(Loss) income before income taxes and cumulative effect
     of accounting change ......................................          (9,329)           6,586           78,949         (128,320)
(Benefit) provision for income taxes ...........................          (3,753)           2,525           27,877          (36,215)
                                                                     -----------      -----------      -----------      -----------
(Loss) income before cumulative effect of accounting
     change ....................................................          (5,576)           4,061           51,072          (92,105)
Cumulative effect of accounting change (net of income
     tax benefit of $11,234) ...................................              --               --               --         (135,560)
                                                                     -----------      -----------      -----------      -----------
          Net (loss) income ....................................     $    (5,576)     $     4,061      $    51,072      $  (227,665)
                                                                     ===========      ===========      ===========      ===========
Basic (loss) earnings per share:
         (Loss) income before cumulative effect of
                   accounting change ...........................     $      (.02)     $       .01      $       .17      $      (.31)
         Cumulative effect of accounting change ................              --               --               --             (.46)
                                                                     -----------      -----------      -----------      -----------
                   Net (loss) income ...........................     $      (.02)     $       .01      $       .17      $      (.77)
                                                                     ===========      ===========      ===========      ===========
Diluted (loss) earnings per share:
         (Loss) income before cumulative effect of
                   accounting change ...........................     $      (.02)     $       .01      $       .17      $      (.31)
         Cumulative effect of accounting change ................              --               --               --             (.46)
                                                                     -----------      -----------      -----------      -----------
                   Net (loss) income ...........................     $      (.02)     $       .01      $       .17      $      (.77)
                                                                     ===========      ===========      ===========      ===========
Basic weighted average number of shares ........................         300,507          295,151          299,221          293,892
                                                                     ===========      ===========      ===========      ===========
Diluted weighted average number of shares ......................         300,507          295,593          299,842          293,892
                                                                     ===========      ===========      ===========      ===========


(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET

                                                                                       September 30,      December 31,
(In thousands, except share and per share amounts)                                         2003               2002
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents......................................................  $      163,920     $     200,625
     Receivables, net of allowances.................................................         277,510           291,765
     Inventories....................................................................         131,882           135,529
     Other .........................................................................          53,493           126,980
                                                                                      --------------     -------------
          Total current assets......................................................         626,805           754,899
                                                                                      --------------     -------------

Prearranged funeral contracts ......................................................       4,553,158         4,273,790
Long-term receivables, net of allowances ...........................................       1,081,599         1,156,458
Cemetery property, at cost..........................................................       1,527,926         1,567,584
Property, plant and equipment, at cost (net)........................................       1,214,898         1,188,340
Deferred charges and other assets...................................................         633,814           598,536
Goodwill   .........................................................................       1,197,055         1,184,178
                                                                                      --------------     -------------
                                                                                      $   10,835,255     $  10,723,785
                                                                                      ==============     =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities.......................................  $      370,139     $     361,910
     Current maturities of long-term debt...........................................         131,971           100,330
     Income taxes ..................................................................          17,393             2,043
                                                                                      --------------     -------------
          Total current liabilities.................................................         519,503           464,283
                                                                                      --------------     -------------

Long-term debt......................................................................       1,585,127         1,884,508
Deferred prearranged funeral contract revenues .....................................       4,947,406         4,659,994
Deferred preneed cemetery contract revenues.........................................       1,630,301         1,672,661
Deferred income taxes...............................................................         505,037           522,453
Other liabilities ..................................................................         216,995           216,115
Commitments and contingencies (note 6)
Stockholders' equity:
     Common stock, $1 per share par value, 500,000,000 shares authorized,
            301,054,918 and 297,010,237, issued and outstanding
            (net of 2,469,445 and 2,516,396 treasury shares, at par)................         301,055           297,010
     Capital in excess of par value.................................................       2,270,051         2,259,936
     Accumulated deficit............................................................        (994,957)       (1,046,029)
     Accumulated other comprehensive loss...........................................        (145,263)         (207,146)
                                                                                      --------------     -------------
          Total stockholders' equity................................................       1,430,886         1,303,771
                                                                                      --------------     -------------
                                                                                      $   10,835,255     $  10,723,785
                                                                                      ==============     =============

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                                --------------------------
(In thousands)                                                                                     2003           2002
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................................    $  51,072        $(227,665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change, net of tax ....................................           --          135,560
     Depreciation and amortization .........................................................      126,632          136,966
     Provision (benefit) for deferred income taxes .........................................        7,956          (43,097)
     (Gains) and impairment losses on dispositions, net ....................................       (6,392)         190,213
     Other operating expenses ..............................................................        1,724           66,428
     Payments on restructuring charges .....................................................      (10,515)          (8,032)
     Gains on early extinguishments of debt, net ...........................................       (2,078)          (4,133)
     Changes in assets and liabilities, net of effects from acquisitions and dispositions:
       Decrease in receivables .............................................................       53,195           23,334
       Decrease (increase) in other assets .................................................       30,753          (16,990)
       Increase (decrease) in payables and other liabilities ...............................       44,791           (5,837)
       Other ...............................................................................        5,161           (5,890)
     Net effect of prearranged funeral production and maturities ...........................        1,289           11,356
                                                                                                ---------        ---------
Net cash provided by operating activities ..................................................      303,588          252,213

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ..................................................................      (80,237)         (62,064)
     Proceeds from divestitures and sales of property and equipment ........................       52,186           51,045
     Proceeds and distributions from joint ventures and equity investments,
        net of cash retained ...............................................................       30,802          266,704
     Net (deposits) receipts of restricted funds ...........................................      (56,230)           2,565
     Other .................................................................................           --              848
                                                                                                ---------        ---------
Net cash (used in) provided by investing activities ........................................      (53,479)         259,098

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in borrowings under credit agreements ....................................           --          (29,061)
     Payments of debt ......................................................................      (86,604)         (70,712)
     Early extinguishments of debt .........................................................     (194,019)        (273,638)
     Bank overdrafts and other .............................................................      (10,349)         (22,106)
                                                                                                ---------        ---------
Net cash used in financing activities ......................................................     (290,972)        (395,517)
Effect of foreign currency .................................................................        4,158           (4,041)
                                                                                                ---------        ---------
Net (decrease) increase in cash and cash equivalents .......................................      (36,705)         111,753
Cash and cash equivalents at beginning of period ...........................................      200,625           29,292
                                                                                                ---------        ---------
Cash and cash equivalents at end of period .................................................    $ 163,920        $ 141,045
                                                                                                =========        =========


(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                 Accumulated
                                                           Capital in                                other
                                            Common          excess of        Accumulated         comprehensive
(In thousands)                               Stock          par value          deficit           income (loss)          Total
------------------------------------------  --------        ----------       -----------         -------------         ----------
Balance at December 31, 2002..............  $297,010        $2,259,936       $(1,046,029)         $  (207,146)         $1,303,771
Comprehensive income:
    Net income............................                                        51,072                                   51,072
    Foreign currency translation..........                                                             61,883              61,883
                                                                                                                       ----------
    Comprehensive income..................                                                                                112,955
Common stock issued:
    Contribution to employee 401(k) plan..     3,839             9,959                                                     13,798
    Other.................................       206               156                                                        362
                                            --------        ----------       -----------          -----------          ----------
Balance at September 30, 2003.............  $301,055        $2,270,051       $  (994,957)         $  (145,263)         $1,430,886
                                            ========        ==========       ===========          ===========          ==========

(See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  NATURE OF OPERATIONS

Service Corporation International (SCI or the Company) is the largest provider of funeral and cemetery services in the world through its funeral service and cemetery operations. At September 30, 2003, the Company operated 2,236 funeral service locations, 429 cemeteries and 190 crematoria located in eight countries. The Company also has minority interest equity investments in funeral and cemetery operations in Australia and the United Kingdom.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2002, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

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

    During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 in order to reflect the estimated remaining useful lives of these systems. The Company recognized amortization related to this change in estimate of approximately $4,600 during the third quarter of 2003 and 2002 and $13,800 and $9,200 during the nine months ended September 30, 2003 compared to the same period of 2002.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted SFAS No. 145 during the first quarter of 2003 as it relates to the classification of extinguishments of debt for all periods presented. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items as well as certain other items. Gains and losses from early extinguishments of debt are included in Other income, net in the consolidated statement of operations for all periods presented. The Company recorded $2,078 as gains from the early extinguishment of debt in Other income, net for the nine months ended September 30, 2003 and has reclassified $4,133 related to the prior year period to Other income, net which was previously reported as an extraordinary gain. The other provisions of SFAS No. 145 were generally effective for transactions occurring after May 15, 2002.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 defines the terms related to variable interest entities and clarifies if such entities should be consolidated. FIN No. 46 was originally required to be implemented in the third quarter of 2003; however, the FASB subsequently allowed companies to defer the implementation. The Company has decided to implement FIN No. 46 as of December 31, 2003 in order to give the Company sufficient time to compile the financial information necessary to complete the implementation. Now as amended, the provisions of FIN No. 46 are effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003.

     Upon implementation of FIN No. 46, the Company may be required to consolidate, as of December 31, 2003, its prearranged funeral, cemetery merchandise and services and perpetual care trust funds, as well as certain cemeteries managed, but not owned, by the Company. If the perpetual care trust funds are consolidated, the Company may recognize an asset and corresponding obligation in its Consolidated Balance Sheet of approximately $650 million. Additionally, the Company's trust funds may be recorded at fair value. If the trust funds are consolidated, changes in fair value may be recorded as adjustments to the prearranged funeral, cemetery merchandise and service and cemetery perpetual care trust fund investments with corresponding changes recorded in prearranged funeral and preneed cemetery deferred revenue and cemetery perpetual care balances.

     The Company expects to recognize a pretax charge of approximately $20 to $30 million, representing the cumulative effect of an accounting change as of December 31, 2003, as a result of consolidating certain cemeteries managed, but not owned by the Company. The results of operations and cash flows of these cemeteries may be included in the consolidated financial statements although no material impact is anticipated. If the trust fund investments are consolidated, the Consolidated Statement of Cash Flows may include proceeds from sales of trust fund investments and disbursements from purchases of trust fund investments shown separately as components of cash flows from investing activities. Proceeds related to the distribution of trust fund earnings to the Company may be recognized as cash flows from investing activities. Currently, these cash flows are reported as operating cash flows as they are collections of third party trust receivables.

4.  DEBT

                                                                                     September 30, 2003         December 31, 2002
                                                                                     ------------------         -----------------
6.3% notes due 2003...........................................................         $           --             $      84,801
7.375% notes due April 2004...................................................                111,190                   111,190
8.375% notes due December 2004................................................                 50,797                    50,797
6.0% notes due 2005...........................................................                272,451                   387,241
7.2% notes due 2006...........................................................                150,000                   150,000
6.875% notes due 2007.........................................................                143,475                   150,000
6.5% notes due 2008...........................................................                195,000                   200,000
6.75% convertible subordinated notes due 2008, conversion price of
   $6.92 per share............................................................                312,694                   328,005
7.7% notes due 2009...........................................................                358,266                   371,183
6.95% amortizing notes due 2010...............................................                 10,006                    42,106
7.875% debentures due 2013....................................................                 55,627                    55,627
Convertible debentures, maturities through 2013, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share......                 39,171                    39,531
Mortgage notes and other debt, maturities through 2050........................                 70,328                    76,758
Deferred charges..............................................................                (51,907)                  (62,401)
                                                                                       --------------            --------------
     Total debt...............................................................              1,717,098                 1,984,838
     Less current maturities..................................................               (131,971)                 (100,330)
                                                                                       --------------            --------------
            Total long-term debt..............................................         $    1,585,127            $    1,884,508
                                                                                       ==============            ==============

Bank Credit Agreements

The Company's bank credit agreement matures in July 2005 and provides a total commitment of $185,000, including a sublimit of $125,000 for letters of credit. The credit facility is secured by the stock, inventory and receivables of certain of the Company's domestic subsidiaries and these domestic subsidiaries have guaranteed the Company's debt obligation associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and limits on capital expenditures. Additionally, the Company is restricted from paying dividends and making other distributions. The Company had no borrowings under the bank credit agreement at either September 30, 2003 or December 31, 2002; however, the Company used the credit agreement sublimit to issue letters of credit, in the amounts of $67,365 and $85,845, at September 30, 2003 and December 31, 2002, respectively. Interest rates for outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, ranging from 0.50% to 0.75%, which is based on the percentage of the facility used and was 0.625% at September 30, 2003 and at December 31, 2002.

Debt Settlements and Extinguishments

During the nine months ended September 30, 2003, the Company purchased the following notes in the open market: $8,528 of the 6.3% notes due 2003; $114,790 of the 6.0% notes due 2005; $6,525 of the 6.875% notes due 2007; $5,000 of the
6.5% notes due 2008; $15,311 of the 6.75% convertible subordinated notes due 2008; $12,917 of the 7.7% notes due 2009; $31,284 of the 6.95% amortizing notes due 2010; and the remaining $25 of the 7.0% notes due 2015. As a result of these transactions, the Company recognized a net gain for the first nine months of 2003 of $2,078 recorded in Other income in the consolidated statement of operations.

     In March 2003, as required by the terms of the agreement, the Company repaid the remaining $76,273 due on the 6.30% notes due in 2003.

Additional Debt Disclosures

The Company's consolidated debt had a weighted average interest rate of 6.95% at September 30, 2003 compared to 6.87% at December 31, 2002. Approximately 99% of the Company's total outstanding debt had a fixed interest rate at September 30, 2003 and December 31, 2002.

     At September 30, 2003 and December 31, 2002, the Company had deposited $79,822 and $23,592, respectively, in restricted interest-bearing accounts, held as collateral for various credit instruments, which is included in Deferred charges and other assets in the consolidated balance sheet.

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

     The Company's reportable segment information is as follows:

                                                                                                  Reportable
                                                                   Funeral          Cemetery       Segments
-------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended September 30,
       2003.................................................      $  422,715       $  148,385     $   571,100
       2002.................................................      $  396,106       $  164,540     $   560,646
     Nine months ended September 30,
       2003.................................................      $1,289,569       $  447,866     $ 1,737,435
       2002.................................................      $1,251,253       $  494,082     $ 1,745,335
-------------------------------------------------------------------------------------------------------------
Gross profits:
     Three months ended September 30,
       2003.................................................      $   53,608       $   15,019     $    68,627
       2002.................................................      $   55,406       $   20,003     $    75,409
     Nine months ended September 30,
       2003.................................................      $  208,433       $   67,167     $   275,600
       2002.................................................      $  221,953       $   63,893     $   285,846
-------------------------------------------------------------------------------------------------------------

     The following table reconciles gross profits from reportable segments to the Company's consolidated (loss) income before income taxes and cumulative effect of accounting change:

                                                                       Three months ended               Nine months ended
                                                                          September 30,                   September 30,
                                                                     -------------------------       -------------------------
                                                                       2003            2002            2003            2002
                                                                     -------------------------       -------------------------
Gross profits from reportable segments ........................      $  68,627       $  75,409       $ 275,600       $ 285,846
      General and administrative expenses .....................        (52,771)        (22,492)       (110,450)        (57,815)
      Gains and impairment (losses) on dispositions, net ......         (1,423)            408           6,392        (190,213)
      Other operating expenses ................................             --         (25,621)         (1,724)        (66,428)
                                                                     -------------------------       -------------------------
Operating income (loss) .......................................         14,433          27,704         169,818         (28,610)
      Interest expense ........................................        (34,998)        (38,221)       (108,515)       (123,013)
      Other income, net .......................................         11,236          17,103          17,646          23,303
                                                                     -------------------------       -------------------------
(Loss) income before income taxes and cumulative effect of
     accounting change ........................................      $  (9,329)      $   6,586       $  78,949      $ (128,320)
                                                                     =========================       =========================

     The Company's geographic segment information is as follows:

                                                                 North                             Other
                                                                America            Europe         Foreign          Total
----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
     Three months ended September 30,
       2003 ................................................. $   409,280      $   149,952      $    11,868      $   571,100
       2002 ................................................. $   437,512      $   116,162      $     6,972      $   560,646
     Nine months ended September 30,
       2003 ................................................. $ 1,276,877      $   429,245      $    31,313      $ 1,737,435
       2002 ................................................. $ 1,360,100      $   359,337      $    25,898      $ 1,745,335
----------------------------------------------------------------------------------------------------------------------------

Gains and impairment (losses) on dispositions, net:
     Three months ended September 30,
       2003 ................................................. $    (2,929)     $     1,476      $        30      $    (1,423)
       2002 ................................................. $     1,300      $      (892)     $        --      $       408
     Nine months ended September 30,
       2003 ................................................. $     7,262      $      (900)     $        30      $     6,392
       2002 ................................................. $  (173,335)     $      (641)     $   (16,237)     $  (190,213)
----------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Three months ended September 30,
       2003 ................................................. $        --      $        --      $        --      $        --
       2002 ................................................. $   (25,621)     $        --      $        --      $   (25,621)
     Nine months ended September 30,
       2003 ................................................. $    (1,724)     $        --      $        --      $    (1,724)
       2002 ................................................. $   (66,428)     $        --      $        --      $   (66,428)
----------------------------------------------------------------------------------------------------------------------------
Operating (loss) income:
     Three months ended September 30,
       2003 ................................................. $    (6,966)     $    17,828      $     3,571      $    14,433
       2002 ................................................. $    14,966      $    12,364      $       374      $    27,704
     Nine months ended September 30,
       2003 ................................................. $   109,453      $    51,774      $     8,591      $   169,818
       2002 ................................................. $   (59,935)     $    42,435      $   (11,110)     $   (28,610)
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization:
     Three months ended September 30,
       2003 ................................................. $    42,210      $        --      $        65      $    42,275
       2002 ................................................. $    44,631      $     4,630      $       252      $    49,513
     Nine months ended September 30,
       2003 ................................................. $   126,321      $        --      $       311      $   126,632
       2002 ................................................. $   132,084      $     4,630      $       252      $   136,966
----------------------------------------------------------------------------------------------------------------------------
Operating locations at September 30,:
       2003 .................................................       1,814            1,018               23            2,855
       2002 .................................................       1,882            1,149               24            3,055
----------------------------------------------------------------------------------------------------------------------------

     Included in the North America figures above are the following United States amounts:

                                                              Three months ended               Nine months ended
                                                                September 30,                    September 30,
                                                           ------------------------        -------------------------
                                                              2003           2002             2003           2002
                                                           ------------------------        -------------------------
Revenues from external customers.......................     $ 388,852     $ 416,619        $1,218,269    $ 1,301,696
Operating (loss) income................................     $  (9,103)    $  11,070        $   97,448    $   (71,203)
Depreciation and amortization..........................     $  40,773     $  42,604        $  122,194    $   127,609
Operating locations at September 30,...................                                         1,659          1,734
---------------------------------------------------------------------------------------------------------------------

     Included in the European figures above are the following French amounts:


                                                              Three months ended               Nine months ended
                                                                September 30,                    September 30,
                                                           ------------------------        -------------------------
                                                              2003           2002             2003           2002
                                                           ------------------------        -------------------------
Revenues from external customers........................    $ 148,412     $ 114,398         $ 424,060      $ 338,050
Operating income........................................    $  17,578     $  11,846         $  51,081      $  39,493
Depreciation and amortization...........................    $      --     $   4,624         $      --      $   4,624
Operating locations at September 30,....................                                        1,002          1,131
---------------------------------------------------------------------------------------------------------------------

     During the nine months ended September 30, 2003 and throughout 2002, the Company divested certain North America and international funeral service locations and cemeteries not considered part of its core operations. These divested operations do not qualify as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," because they do not meet the criteria for discontinued operations as defined in SFAS No.
144. Revenue and gross profit information of the Company's divested operations for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                                      North America                                        Europe
                                    -----------------------------------------------    ---------------------------------------------
                                      Three months ended         Nine months ended       Three months ended     Nine months ended
                                         September 30,             September 30,            September 30,          September 30,
                                    ---------------------     ---------------------    ---------------------    --------------------
                                      2003         2002         2003         2002         2003        2002        2003        2002
                                    --------     --------     --------     --------     --------    --------    --------    --------
Revenues:
   Funeral .....................    $  1,510     $  7,074     $  8,324     $ 31,766     $     --    $     --    $     --    $ 14,284
   Cemetery ....................         527        3,230        1,425       13,571           --          --          --       2,190
                                    --------     --------     --------     --------     --------    --------    --------    --------
                                    $  2,037     $ 10,304     $  9,749     $ 45,337     $     --    $     --    $     --    $ 16,474
                                    ========     ========     ========     ========     ========    ========    ========    ========

Gross Profits:
   Funeral .....................    $   (557)    $   (235)    $ (2,134)    $   (852)    $     --    $     --    $     --    $  3,358
   Cemetery ....................         (56)         476       (1,425)       2,584           --          --          --         740
                                    --------     --------     --------     --------     --------    --------    --------    --------
                                    $   (613)    $    241     $ (3,559)    $  1,732     $     --    $     --    $     --    $  4,098
                                    ========     ========     ========     ========     ========    ========    ========    ========

                                               Other Foreign                                          Total
                               --------------------------------------------     -----------------------------------------------
                                Three months ended       Nine months ended         Three months ended       Nine months ended
                                   September 30,           September 30,             September 30,            September 30,
                               --------------------    --------------------     ---------------------     ---------------------
                                  2003       2002        2003        2002         2003         2002         2003         2002
                               --------    --------    --------    --------     --------     --------     --------     --------
Revenues:
   Funeral ................    $     --    $     --    $     --    $     --     $  1,510     $  7,074     $  8,324     $ 46,050
   Cemetery ...............          --          --          --          --          527        3,230        1,425       15,761
                               --------    --------    --------    --------     --------     --------     --------     --------
                               $     --    $     --    $     --    $     --     $  2,037     $ 10,304     $  9,749     $ 61,811
                               ========    ========    ========    ========     ========     ========     ========     ========

Gross Profits:
   Funeral ................    $     --    $     --    $     --    $     --     $   (557)    $   (235)    $ (2,134)    $  2,506
   Cemetery ...............          --          --          --          --          (56)         476       (1,425)       3,324
                               --------    --------    --------    --------     --------     --------     --------     --------
                               $     --    $     --    $     --    $     --     $   (613)    $    241     $ (3,559)    $  5,830
                               ========    ========    ========    ========     ========     ========     ========     ========

6.   COMMITMENTS AND CONTINGENCIES

The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of these litigation matters. The Company accrues such insurance recoveries when they become likely to be paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of November 3, 2003.

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

    The plaintiffs in the Consolidated Lawsuit allege that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. A Motion to Dismiss the Consolidated Lawsuit filed by the Company and the Individual Defendants is pending before the Court. The Company intends to aggressively defend this lawsuit.

    On November 5, 2002, James P. Hunter, III and the James P. Hunter, III Family Trust filed a demand for arbitration styled Case No. 70 Y 168 00717 02; James P. Hunter, III and the James P. Hunter, III Family Trust v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, and George
R. Champagne; before the American Arbitration Association in Houston, Texas. Mr. Hunter was the Chairman, President and Chief Executive Officer of ECI at the time of its merger with a wholly-owned subsidiary of the Company. The Hunter plaintiffs asserted claims against the Company and the Individual Defendants with respect to the Company's merger with ECI in 1999. Hunter also individually asserted claims that he was instructed to resign as an officer of the Company several months after the merger and suffered lost income as a result. The arbitration was held in June 2003. On August 6, 2003, the Company received the decision of the arbitration panel in the Hunter arbitration. The amount of the award made under Texas securities laws was approximately $27.8 million comprising amounts relating to ECI stock and ECI stock options held by claimants, and attorney fees. The arbitration panel made no finding that the Company knew or should have known of facts that should have been disclosed to claimants. The Company has paid the amount set forth in the arbitration award, and the matter has been settled.

During the third quarter of 2003, the Company received $12.8 million from certain of its insurance companies for partial reimbursement of payment of the arbitration award.

    Several other lawsuits have been filed against the Company, the Individual Defendants and other defendants, including, in the first and second lawsuits listed below, the Company's independent accountants, PricewaterhouseCoopers LLP, in Texas state courts by former ECI shareholders, officers and directors. These lawsuits include the following matters:

        No. 33701-01-01; Jack D. Rottman v. Service Corporation International, et al.; In the District Court of Angelina County, Texas, filed December 28, 2000 (Rottman matter); and

        No. 2000-63917; Jack T. Hammer v. Service Corporation International, et al.; In the 165th Judicial District Court of Harris County, Texas, filed December 15, 2000 (Hammer matter);

        No. 31820-99-2; Charles Fredrick, Individually, and as a Representative of the Class v. Service Corp. International; In the District Court of Angelina County, Texas, filed February 16, 1999 (Frederick matter).

These lawsuits allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Company has recently settled the Rottman matter. With regard to the Hammer and Fredrick matters, the Company intends to aggressively defend these lawsuits.

    Thomas G. Conway et al v. Service Corporation International, et al; Cause No. CV-02-2818; In the United States District Court for the Eastern District of New York, filed May 10, 2002 and Demand for Arbitration, No. 13 168 02061 02, before the American Arbitration Association (AAA) (Conway action). The Conway action was filed against the Company and two former officers of the Company who were also former officers of ECI, James P. Hunter III (Hunter) and Jack D. Rottman (Rottman). On August 28, 2002, the Conway plaintiffs filed a Demand for Arbitration and Statement of Claim against the Company, ECI and SCI Delaware Funeral Services, Inc., a subsidiary of the Company (SCI Delaware), in New York City. The American Arbitration Association ruled that the arbitration would be conducted in Houston, Texas. The Conway plaintiffs have indicated that they will refuse to recognize the transfer on the grounds that they contend it is improper to conduct the arbitration in Houston, Texas. The Company, ECI and SCI Delaware have initiated an action in the United States District Court for the Southern District of Texas to compel the Conway plaintiffs to arbitrate their claims in Houston, Texas.

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

    Maurice Levie, Derivatively on behalf of Nominal Defendant, Service Corporation International v. R. L. Waltrip, et al and Service Corporation International; No. 2002-42417; In the 164th Judicial District Court of Harris County, Texas, filed August 20, 2002 (Levie action). The Levie action was filed against the Company and the members of its Board of Directors individually as a result of the Shareholder Derivative Demand of January 14, 2002, described above. In response to the filing of the lawsuit before the conclusion of the Committee's investigation, the Company and the individual directors filed an answer denying the allegations in the lawsuit and a motion to dismiss based on the results of the investigation and determination of the Committee in response to the shareholder demand letter. This motion is currently pending before the trial court. The Company and the individual directors intend to aggressively defend this lawsuit.

    Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and names the Company, a subsidiary and other related entities as defendants. On August 19, 2003, the Court certified a class comprising all persons with burial plots or family members buried at Menorah Gardens & Funeral Chapels in Florida. Excluded from the class definition are persons whose claims have been reduced to judgment or have been settled as of the date of class certification. The defendants are appealing the trial court's order regarding class certification.

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

    Counsel for plaintiffs in the Consumer Lawsuit also represent individuals who have filed eight separate lawsuits setting forth individual claims similar to those in the Consumer Lawsuit as well as two additional lawsuits. These lawsuits include Sheldon Cohen, surviving son of Hymen Cohen, deceased v. SCI Funeral Services of Florida, Inc., d/b/a Menorah Gardens & Funeral Chapels and Service Corporation International; Case No. 02014679; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, and Marian Novins, surviving daughter of Harold Wells deceased v. SCI Funeral Services of Florida, Inc. d/b/a/ Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 0307886; In the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida, General Jurisdiction Division. With regard to the Sheldon Cohen lawsuit, a trial date has been scheduled for the court's docket beginning December 3, 2003.

    On April 21, 2002, additional plaintiffs filed a lawsuit styled Sol Guralnick, Linda Weinr, Joan Nix, Gilda Schwartz, Paul Schwartz, Ann Ferrante, Steve Schwartz, Nancy Backlund, Jamie Osit, Corey King, Marc King, Barbara Feinberg Clark v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens and Funeral Chapels and Service Corporation International; In the Circuit Court in the 15th Judicial Circuit, Palm Beach County, Florida; Case number CA024815AE (Guralnick Lawsuit), making essentially the same allegations as the Consumer Lawsuit with the exception that it does not contain class allegations.

    The Company intends to continue its investigation and to aggressively defend itself in the Consumer Lawsuit, the related individual claims, and the Guralnick Lawsuit, as well as continue to cooperate with state officials in resolving the issues presented.

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

    As of September 30, 2003, the Company had approximately $32 million accrued for the outstanding litigation related matters described in this note 6. The Company has substantial face amount of insurance coverage, which it believes is applicable to these litigation related matters, although there are various unresolved coverage issues relative to such insurance. For that reason, the Company has not accrued an estimated receivable for insurance recoveries. Such receivables are recorded when they are likely to be paid and can be reasonably estimated.

   No assurance can be given regarding the ultimate outcome of these proceedings. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of these litigation related matters. If an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters or if an insurance carrier is unable to pay, an adverse decision could have a material adverse effect on the Company, its financial condition, results of operations and cash flows.

   Copies of certain pleadings in these cases are filed as exhibits to this Form 10-Q.

7.     EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

                                                                       Three months ended                 Nine months ended
                                                                          September 30,                     September 30,
                                                                  -----------------------------      ----------------------------
                                                                      2003              2002             2003              2002
                                                                  -----------       -----------      -----------      -----------
(Loss) income before cumulative effect of accounting
     change (numerator):
     (Loss) income before cumulative effect of accounting
         change - basic and diluted ...........................   $    (5,576)      $     4,061      $    51,072      $   (92,105)
Net (loss) income (numerator):
     Net (loss) income - basic and diluted ....................   $    (5,576)      $     4,061      $    51,072      $  (227,665)
                                                                  ---------------------------------------------------------------
Shares (denominator):
     Shares - basic ...........................................       300,507           295,151          299,221          293,892
          Stock options .......................................            --               442              621               --
          Convertible debt ....................................            --                --               --               --
                                                                  -----------       -----------      -----------      -----------
     Shares - diluted .........................................       300,507           295,593          299,842          293,892
                                                                  ---------------------------------------------------------------
(Loss) income per share before cumulative effect of
     accounting change:
     Basic ....................................................   $      (.02)      $       .01      $       .17      $      (.31)
     Diluted ..................................................   $      (.02)      $       .01      $       .17      $      (.31)
                                                                  ---------------------------------------------------------------
Net (loss) income per share:
     Basic ....................................................   $      (.02)      $       .01      $       .17      $      (.77)
     Diluted ..................................................   $      (.02)      $       .01      $       .17      $      (.77)
                                                                  ---------------------------------------------------------------

    The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debt that could impact dilutive earnings per share are as follows:

                                                                       Three months ended                 Nine months ended
                                                                          September 30,                      September 30,
                                                                    ------------------------           ------------------------
                                                                     2003              2002             2003              2002
                                                                    ------            ------           ------            ------
Antidilutive options.......................................         20,151            30,059           24,067            23,551
Antidilutive convertible debt..............................         46,702            50,426           47,276            51,598
                                                                    ------            ------           ------            ------
     Total common stock equivalents excluded from
          computation......................................         66,853            80,485           71,343            75,149
                                                                    ======            ======           ======            ======

8.   STOCKHOLDERS' EQUITY

Stock Options

The Company accounts for employee stock-based compensation expense under the intrinsic value method. Under this method no compensation expense is recognized on stock options if the grant price equals the market value on the date of grant.

    If the Company had elected to recognize compensation expense for its options plans based on the fair value method, net (loss) income and per share amounts would have changed to the pro forma amounts indicated below.

                                                                       Three months ended                Nine months ended
                                                                         September 30,                     September 30,
                                                                -----------------------------       -----------------------------
                                                                    2003              2002              2003              2002
                                                                -----------       -----------       -----------       -----------
Net (loss) income ............................................  $    (5,576)      $     4,061       $    51,072       $  (227,665)
Deduct:  Total additional stock-based employee
     compensation expense determined under fair value based
     method for all awards, net of related tax expense .......       (2,230)           (3,492)           (6,730)          (10,475)
                                                                -----------       -----------       -----------       -----------
Pro forma net (loss) income ..................................  $    (7,806)      $       569       $    44,342       $  (238,140)
                                                                ===========       ===========       ===========       ===========

Basic (loss) earnings per share:
Net (loss) income ............................................  $      (.02)      $       .01       $       .17       $      (.77)
Deduct:  Total additional stock-based employee
     compensation expense determined under fair value based
     method for all awards, net of related tax expense .......         (.01)             (.01)             (.02)             (.04)
                                                                -----------       -----------       -----------       -----------
Pro forma basic (loss) earnings per share ....................  $      (.03)      $       .00       $       .15       $      (.81)
                                                                ===========       ===========       ===========       ===========

Diluted (loss) earnings per share:
Net (loss) income ............................................  $      (.02)      $       .01       $       .17       $      (.77)
Deduct:  Total additional stock-based employee
     compensation expense determined under fair value based
     method for all awards, net of related tax expense .......         (.01)             (.01)             (.02)             (.04)
                                                                -----------       -----------       -----------       -----------
Pro forma diluted (loss) earnings per share ..................  $      (.03)      $       .00       $       .15       $      (.81)
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

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

                                                                           Foreign           Minimum          Accumulated
                                                                           Currency          Pension            Other
                                                                          Translation       Liability        Comprehensive
                                                                          Adjustment        Adjustment       Income (Loss)
                                                                          -----------       -----------      -------------
Balance at December 31, 2002 .......................................      $  (170,591)      $   (36,555)     $   (207,146)
     Activity in 2003 ..............................................           61,883                --            61,883
                                                                          -----------       -----------       -----------
Balance at September 30, 2003 ......................................      $  (108,708)      $   (36,555)     $   (145,263)
                                                                          ===========       ===========       ===========

Balance at December 31, 2001 .......................................      $  (261,846)      $   (29,353)     $   (291,199)
     Activity in 2002 ..............................................           17,594                --            17,594
     Reclassification adjustment for sold businesses ...............           47,479                --            47,479
                                                                          -----------       -----------       -----------
Balance at September 30, 2002 ......................................      $  (196,773)      $   (29,353)     $   (226,126)
                                                                          ===========       ===========       ===========

    The components of Comprehensive income (loss) are as follows:

                                                               Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                           --------------------------         -------------------------
                                                             2003              2002             2003             2002
                                                           --------          --------         ---------      ----------
    Comprehensive income (loss):
         Net (loss) income........................         $ (5,576)         $  4,061          $ 51,072      $ (227,665)
         Foreign currency translation adjustment..           16,321             4,440            61,883          65,073
                                                           --------          --------         ---------      ----------
            Comprehensive income (loss)...........         $ 10,745          $  8,501         $ 112,955      $ (162,592)
                                                           ========          ========         =========      ==========

9.  GAINS AND IMPAIRMENT LOSSES ON DISPOSITIONS AND OTHER OPERATING EXPENSES

Nine Months Ended September 30, 2003 and 2002

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

    Gains on dispositions for the nine months ended September 30, 2003 and 2002 were $20,899 and $7,869, respectively. Impairment losses related to assets held for sale for the nine months ended September 30, 2003 and 2002 were $27,993 and $162,893, respectively. Changes to previously estimated impairment losses were a net reduction to such losses of $13,486 in the first nine months of 2003 and an additional net loss of $35,189 in the first nine months of 2002. As described above, the sum of these three components are recognized in the income statement line item Gains and impairment (losses) on dispositions, net, and amounted to a net gain of $6,392 and a net loss of $190,213 in the nine months ended 2003 and 2002, respectively. The $190,213 net loss reported in 2002 primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America.

     Other operating expenses of $66,428, for the nine months ended September 30, 2002, primarily related to the termination of certain consulting and covenants-not-to-compete contractual obligations and market value adjustments of certain options associated with the Company's 6.3% notes due 2003.

Previous Years' Charges

Included in the Company's charge amounts in 2002, 2001, 2000 and 1999 are severance costs related to cost rationalization programs and terminated contractual relationships of former employees and executive officers, planned divestitures of certain North America and international funeral service and cemetery businesses, reductions in carrying values of equity investments, market value adjustments for certain options associated with the Company's senior notes and relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations.

    The majority of the remaining balance at September 30, 2003 of these original charge amounts related to severance costs and terminated consulting and/or covenant-not-to-compete contractual obligations, which will be paid by 2012. Of the $49,148 remaining liability at September 30, 2003, $17,120 is included in Accounts payable and accrued liabilities and $32,028 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments. The Company continues to adjust the estimates of certain items included in the original charge amounts as better estimates become available or actual divestitures occur.

    The activity related to these original charge amounts for the nine months ended September 30, 2003 is detailed below. The adjustments made during the first nine months of 2003 to the original charge amounts were recognized in the income statement line item Gains and impairment (losses) on dispositions, net, as described above.

                                                                  Utilization for nine months
                                                                    ended September 30, 2003
                                                                  -----------------------------
                                        Original      Balance at                                      Balance at
                                         charge      December 31,                                    September 30,
                                         amount          2002            Cash        Non-cash            2003
                                      ----------      ----------       --------      ---------       -------------
First Quarter 1999 Charge.........    $   89,884      $      564       $    434      $    (122)       $      252
Fourth Quarter 1999 Charge........       272,544          48,254          5,708         21,706            20,840
Fourth Quarter 2000 Charge........       434,415              --             --             --                --
2001 Charges......................       663,548           3,385            309           (161)            3,237
2002 Charges......................       292,979          27,990          4,064           (893)           24,819
                                      ----------      ----------       --------      ---------        ----------
     Total........................    $1,753,370      $   80,193       $ 10,515      $  20,530        $   49,148
                                      ==========      ==========       ========      =========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is the largest provider of funeral and cemetery services in the world. As of September 30, 2003, the Company operated 2,236 funeral service locations, 429 cemeteries and 190 crematoria located in 8 countries. The Company also has minority interest equity investments in funeral and cemetery operations in Australia and the United Kingdom. As of September 30, 2003, the Company's North America operations represented approximately 73.5% of the Company's consolidated revenues, 78.3% of consolidated gross profits and 63.5% of the Company's total operating locations.

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

GOALS AND CHALLENGES

The Company is seeking to redirect its focus from international markets to North America, where significant opportunities for growth exist. As a result, the Company is targeting to sell or joint venture its French operations, which is its largest business outside of North America. The Company's operational goals are to grow its North America base of funeral and cemetery revenues while diligently managing its cash expenses. In addition to reducing debt, the Company will also continue to examine investment opportunities to grow its funeral and cemetery operations where appropriate investment returns can be reasonably expected using its cash flows from operations and significant cash on hand. These potential growth opportunities could include acquisitions of funeral service locations and cemeteries in large or strategic North America markets, additional construction of funeral service locations on Company-owned cemeteries and the development of high-end cemetery property inventory.

    The Company's financial objectives in 2003 focus on generating strong cash flows, completing asset divestitures and reducing debt to further improve the capital structure. The Company is targeting a "BB" credit rating from Standard & Poor's and a "Ba2" credit rating from Moody's Investors Service, with general access to the capital markets. The Company's current ratings with these agencies are "BB-" and "B1", respectively.

    The Company and the death care industry face certain challenges in growing funeral and cemetery revenues. The primary challenges include a lack of near-term growth in the number of deaths and an increasing trend toward cremation. Although the United States Census Bureau projects that the numbers of deaths will grow up to 1% annually through 2010, modern advances in medicine and healthier lifestyles could reduce the numbers of deaths during this time. In 2003, the industry has experienced a meaningful reduction in the numbers of deaths. In the first nine months of 2003, the Company's North American comparable funeral volume declined 2.7%. The Company believes this trend is consistent with trends experienced by other companies in the funeral service and casket manufacturing industries and also with mortality data reported by the Centers for Disease Control and Prevention.

    In North America today, various factors including social trends, religious changes, environmental issues and cultural preferences are driving an increasing preference for cremation. The Company is the largest provider of cremation services in North America where approximately 39% of its total funeral services performed are cremation services. A cremation service typically generates less revenue and gross profit dollars than a traditional funeral service. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. Management believes the Company is well positioned to address this growing trend through the use of contemporary marketing strategies and unique product and service offerings that specifically appeal to cremation consumers -- in a cost-effective manner that utilizes its existing infrastructure of businesses. See further information regarding the Company's initiatives to address cremation as part of its overall growth strategy described below.

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

    The Company has recently implemented significant changes to the structure and processes of its sales organization designed to reduce costs and improve cash flows in 2003 while improving the quality of its sales efforts. Examples of these changes include eliminating ineffective lead procurement programs, incentive travel programs and other inefficient sales activities and shifting to a sales model based on personal referrals and standardized professional certification, redesigning sales management compensation programs to profit-based measures from revenue-based measures and reducing sales management positions. The Company is also shifting to a compensation model for its sales counselors that is variable and directly related to the production of new business, but not solely based on commissions.

    The Company is currently in the process of improving business and financial processes and systems that support its North America funeral and cemetery operations with a focus on improving efficiency and eliminating unnecessary costs and expenses. Examples of these improvements include replacing three separate contract entry systems with one system for funeral home, cemetery and trust administration; outsourcing certain accounting functions including accounts payable, payroll and trust administration to third-party providers; and streamlining and standardizing management financial reports to focus on key performance measures that are aligned with shareholder objectives. These initiatives are expected to meaningfully reduce overhead costs beginning in 2004.

    The Company's national brand name for its operations in North America, Dignity Memorial(R), also represents a unique set of packaged funeral and cremation plans offered exclusively through the Company's network on an atneed and preneed basis. The Dignity Memorial(R) funeral and cremation packages are designed to simplify customer decision-making and include products and services which have traditionally been unavailable through funeral service locations. These products appeal to both cremation and burial consumers and include grief counseling services through a 24-Hour Compassion Helpline, legal services membership, bereavement travel discounts which are significantly lower than traditional discounts offered by airlines, internet memorial archive capabilities through Making Everlasting Memories (www.mem.com) and the Aftercare(R) Planner - an exclusive, comprehensive organizing system that helps families manage the many business details that arise after a death occurs. The Company's goal in 2003 is to continue to increase the sales of Dignity Memorial(R) packaged plans, which on average result in significant incremental revenue per funeral service compared to non-Dignity Memorial(R) sales. On a burial funeral, Dignity Memorial(R) packaged sales generate on average approximately $2,700 more than non-Dignity sales. On a cremation service, Dignity Memorial(R) packaged sales generate approximately $1,700 more than non-Dignity sales.

    Other near term initiatives include the development and implementation of local market action plans designed to grow funeral and cemetery revenues and profits. In every funeral and cemetery operation, each local manager has identified the strengths, weaknesses, opportunities and threats of their local market and developed supporting action plans that include measurable objectives, necessary resources, and a timetable for completion. These local market action plans provide an important measurement tool and further drive accountability within the organization.

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

    The Company believes it must attract new customers to its existing businesses in order to grow core funeral and cemetery profits over the long-term. Actions by the Company to attract new customers over the long-term include developing a more contemporary marketing model that leverages the power of the Company's Dignity Memorial(R) national brand in North America and its size as a national company. The Company's centralized marketing effort will utilize information from the more than nine million consumers in its collective databases to determine geographic, demographic and lifestyle information about its consumers in order to promote awareness of the Dignity Memorial(R) brand and network in the most efficient and effective manner. The Company is currently testing new television, radio and print advertising that, if successful, will be launched on a nationwide basis. These new media ads focus on the unique benefits being offered by Dignity Memorial(R) providers. In addition, the Company will continue to capitalize on its nationwide network of providers and develop affinity relationships with organizations containing large groups of individuals to whom the Company could exclusively market its products and services.

    To grow its existing businesses, the Company is also focused on enhancing its sales opportunities through improved and contemporary merchandising techniques. Testing is being performed in the Company's funeral service locations to consider potential modifications to its casket selection rooms that will place less emphasis on the casket and more focus on the comprehensive product and service offerings unique to Dignity Memorial(R) providers. Within the Company's cemetery segment, initiatives are underway to employ a tiered-product marketing strategy that emphasizes a wide range of product offerings with particular emphasis on building strategic high-end property development projects such as private family estates.

    To grow its core revenues and profits, the Company is also refining its strategies to address the growing trend toward cremation. To enhance its cremation revenues and profits, the Company is focused on utilizing better marketing and merchandising methods to increase sales of products and services aimed specifically at cremation consumers. In the near term, sales of Dignity Memorial(R) cremation plans can have a meaningful impact as these sales on average result in more than $1,700 of incremental revenue per service to the Company compared to non-Dignity Memorial(R) cremation sales. The Company is also currently developing new displays to be used in the arrangement process that will clearly explain the products and services available to cremation consumers. Within its cemetery segment, the Company is promoting its cremation gardens, which are separate sections located within certain of the Company's cemeteries where cremated ashes can be permanently placed. Comprehensive training programs are being developed to support and drive these key initiatives, as well as to focus on creating a personal and meaningful experience for the cremation consumer.

    The Company's long-term growth strategy also addresses plans to expand its funeral and cemetery network in North America where investment returns in excess of capital costs can be reasonably expected. The Company will focus future growth capital deployment through acquisition and/or construction in the top 150 markets in the United States. These large markets offer several advantages: more than 70% of the U.S. population resides in these markets, the markets have a tendency to be less dependent on local heritage, they are more conducive to clustering and contemporary marketing strategies and it is easier to attract quality management. In smaller markets, the Company will consider recruiting independent funeral providers to join the Dignity Memorial(R) network in a franchise relationship where the Company receives an annual fee and earns cash for Dignity Memorial(R) services and products sold and affinity services performed, but does not have its capital at risk. At the end of September 2003, the Company had approximately 170 franchised providers. When combined with the Company's network capabilities, the Dignity Memorial(R) network has the ability to provide services to approximately 74% of the U.S. population.

    The Company also believes it must invest in its human capital and resources. Attracting, hiring, developing and retaining high quality management and employees is critical to the success of the long-term strategic plan. In the near term, the Company is focusing its efforts on leadership and management development. Over the longer term, the Company is developing a comprehensive training program under the name "Dignity University" that incorporates required specific curriculum for each job type within the Company using a combination of traditional classroom, web-based courses, virtual classroom and on-the-job training for the more than 20,000 individuals that the Company employs in North America.

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

USE OF ESTIMATES

In the second quarter of 2002, the Company decided to implement new information technology systems including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these systems. The Company recognized amortization of $13.8 million and $9.2 million related to this change in estimate during the nine months ended September 30, 2003 compared to the same period of 2002.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements
See Note 3 to the consolidated financial statements of the Company, which information is hereby incorporated by reference.

RESULTS OF OPERATIONS

The following table highlights the consolidated results of operations for the three months ended September 30, 2003 and 2002.

                                                                       Three months ended
(In millions, except per share amounts)                                  September 30,
                                                                ---------------------------------
                                                                    2003               2002
------------------------------------------------------------------------------    ---------------
Total revenues.............................................          $  571.1          $   560.6
Total gross profits........................................              68.6               75.4
Net (loss) / income........................................              (5.6)               4.1
Diluted (loss) / earnings per share........................          $   (.02)         $     .01

     Due to litigation related expenses recognized during the quarter, the Company reported a net loss of $5.6 million or $.02 per diluted share. The Company recognized general and administrative expenses of $52.8 million of which $32.0 million ($20.3 million after tax or $.07 per diluted share) was associated with various outstanding litigation matters.

     Revenues increased $10.5 million or 1.9% in the third quarter of 2003 compared to the third quarter of 2002 led by a significant increase in the French funeral operations. Excluding favorable currency effects, France's funeral revenues increased more than $15 million as a result of the increase in deaths during the quarter related to the heat wave in France. These results from France and favorable currency effects more than offset the expected reduction in cemetery revenues in North America due to fewer cemetery development projects completed and less cemetery merchandise deliveries. North America funeral revenues remained relatively flat during the quarter.

     Gross profits for the third quarter of 2003 declined $6.8 million or 9.0% due to lower funeral volumes and expected lower levels of cemetery revenues in North America.

Detailed Comparable Operating Results - Three Months Ended September 30, 2003 and 2002

The following table and segment analysis summarizes the Company's comparable results for the three months ended September 30, 2003 and 2002. Comparable financial information excludes operations that have been acquired or constructed after January 1, 2002 and operations that have been divested or joint ventured prior to September 30, 2003. Comparable financial results are meant to be reflective of "same store" results of operations.


(In millions)                                           Three months ended September 30, 2003
                     ------------------------------------------------------------------------------------------------------------
                                                                     Comparable
                     ------------------------------------------------------------------------------------------------------------
                        North           % of                        % of           Other        % of                      % of
                       America         revenue        Europe       revenue        Foreign      revenue        Total      revenue
                     ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral..........    $  269.4          66.2%      $  150.0        100.0%       $    1.8        15.1%      $ 421.2       74.0%
   Cemetery.........       137.8          33.8%             -          -              10.1        84.9%        147.9       26.0%
                     ------------------------------------------------------------------------------------------------------------
                        $  407.2         100.0%      $  150.0        100.0%       $   11.9       100.0%      $ 569.1      100.0%
                     ============================================================================================================
Gross profit and
  margin percentage:
   Funeral..........     $  37.1          13.8%       $  16.3         10.9%       $    0.7        38.9%      $  54.1       12.8%
   Cemetery.........        12.2           8.9%             -          -               2.9        28.7%         15.1       10.2%
                     ------------------------------------------------------------------------------------------------------------
                         $  49.3          12.1%       $  16.3         10.9%       $    3.6        30.3%      $  69.2       12.2%
                     ============================================================================================================

                                                        Three months ended September 30, 2002
                     ------------------------------------------------------------------------------------------------------------
                                                                     Comparable
                     ------------------------------------------------------------------------------------------------------------
                        North           % of                        % of           Other        % of                      % of
                       America         revenue        Europe       revenue        Foreign      revenue        Total      revenue
                     ------------------------------------------------------------------------------------------------------------
Revenues:
   Funeral..........    $  271.1          63.5%      $  116.2          100%      $    1.7         24.6%      $ 389.0       70.7%
   Cemetery.........       156.1          36.6%             -          -              5.2         75.4%        161.3       29.3%
                     ------------------------------------------------------------------------------------------------------------
                        $  427.2         100.0%      $  116.2          100%      $    6.9        100.0%      $ 550.3      100.0%
                     ============ ============== ============= ============= ============== ============ ============ ===========
Gross profit and
  margin percentage:
   Funeral..........     $  43.4          16.0%       $  11.6         10.0%      $    0.7         41.2%      $  55.7       14.3%
   Cemetery.........        19.8          12.7%             -          -             (0.3)        (5.8)%        19.5       12.1%
                     ------------------------------------------------------------------------------------------------------------
                         $  63.2          14.8%       $  11.6         10.0%      $    0.4          5.8%      $  75.2       13.7%
                     ============================================================================================================

Comparable Funeral Segment Analysis

                                                          Comparable funeral services performed
                                                 --------------------------------------------------------
                                                   North                             Other
Three months ended September 30,                  America          Europe           Foreign        Total
                                                 ---------        --------         --------       -------
     2003....................................      62,104          36,645            1,074         99,823
     2002....................................      62,868          31,111            1,276         95,255



     North America funeral revenues remained relatively flat quarter over quarter. An increase of 2.2% in the average revenue per funeral service helped to offset a 1.2% decline in funeral services performed and lower levels of general agency revenue associated with insurance funded prearranged funeral sales. The Dignity Memorial(R) packaged funeral and cremation plan sales initiative continued to be successful in driving growth in the average revenue per funeral service. Dignity Memorial(R) burial and cremation packaged plans generate significant incremental revenue per funeral service compared to non-Dignity sales. On a burial funeral, Dignity Memorial(R) packaged sales generate on average approximately $2,700 more than non-Dignity sales. On a cremation service, Dignity Memorial(R) packaged sales generate approximately $1,700 more than non-Dignity sales. The 2.2% increase in average was achieved despite an increase in cremation services during the quarter, which typically has a lower average revenue. Of the total funeral services performed in North America during the quarter, 39.2% were cremation services compared to 38.2% in the prior year quarter. The Company believes the decline in the number of funeral services performed during the quarter is primarily attributable to declines in the number of deaths in North America as evidenced by similar trends experienced by other companies in the funeral service and casket industries, as well as mortality data reported by the Centers for Disease Control and Prevention.

     The North America funeral gross margin percentage was 13.8% versus 16.0% in the prior year quarter. The gross margin decline was primarily a result of fewer than expected funeral services performed on a predominantly fixed cost structure, and increases in personnel costs (particularly pension and health insurance costs).

     In North America, the percentage of funeral services performed that were previously prearranged was approximately 32% in both periods. The average revenue associated with the performance of these funeral services was flat in the third quarter of 2003 compared to 2002.

     Revenues and gross profits from funeral operations in France were $148.4 million and $16.1 million in the third quarter of 2003 compared to $114.4 million and $11.1 million in 2002. Included in 2002 results is $4.6 million of depreciation expense. There was no depreciation expense included in 2003 as a result of the Company actively pursuing a joint venture with respect to these funeral operations. Included in 2003 results are positive effects of foreign currency translation of $18.8 million in revenues and $2.0 million in gross profits compared to 2002. Excluding the favorable currency effect, France's funeral revenues increased by $15.2 million or 13.3%. The Company's French operations responded with professionalism to the increase in deaths that occurred during the quarter as a result of the well-publicized heat wave. Being the largest provider of funeral services in France, the Company was extensively involved during this difficult time providing assistance through additional resources, facilities, vehicles and equipment. Although revenues increased substantially during this period, the gross profit comparison was negatively impacted by changes in legal reserves, regulatory issues and predominantly due to the significant additional costs incurred by the Company working with the public authorities to deal with this large-scale crisis.

Comparable Cemetery Segment Analysis

The trend in North America cemetery revenues during the quarter was consistent with expectations for 2003. North America cemetery revenues decreased $18.3 million or 11.7% compared to the prior year quarter. The decline in revenues during the quarter is primarily attributable to fewer cemetery property development projects completed in the third quarter of 2003 compared to the third quarter of 2002. During 2002, the Company completed construction on an unusually high amount of cemetery development projects, particularly in the third quarter. Revenues and profits from development projects are deferred until construction is complete and until 10% has been collected from the customer. In addition, cemetery merchandise deliveries were down during the quarter primarily as a result of a decline in the numbers of deaths. Revenues and profits associated with the sales of merchandise are not recognized until the merchandise is delivered and installed.

     The North America cemetery gross margin percentage was 8.9% compared to 12.7% in the prior year quarter. The gross margin decline was impacted by lower levels of revenues associated with cemetery property development projects and was partially offset by a reduction in selling costs. The cemetery gross margin was also impacted by increases in personnel costs (primarily pension and health insurance costs) and maintenance expenses to bring certain cemeteries in line with Company standards.

     Revenues and gross profits from cemetery operations in South America were $10.1 million and $2.9 million in the third quarter of 2003 compared to $5.2 million and a loss of $(0.3) million in 2002. Included in 2003 results are positive effects of foreign currency translation of $0.8 million in revenues and $0.1 million in gross profits compared to 2002. Excluding the favorable currency effect, South America's cemetery revenues grew by $4.1 million or 78.8% and the gross margin percentage improved to 30.1% versus (5.8)% in the prior year quarter. These increased results are due to improved economic conditions in South America. In addition, revenues and gross profits in the third quarter of 2002 were negatively impacted by a $1.5 million increase in the allowance for doubtful accounts.

Other Income and Expenses

The Company recognized a net expense of $1.4 million during the third quarter of 2003 in Gains and impairment (losses) on dispositions, net. As dispositions occur in the normal course of business, gains or losses on the sales of such businesses are recognized in this income statement line item. Additionally, as dispositions occur related to the Company's ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

     Other operating expenses recognized in the three month period ending September 30, 2002 related to market value adjustments of certain options associated with the Company's 6.3% notes due 2003, and severance costs of former employees. These options were subsequently terminated in the fourth quarter of 2002 when an additional charge of $22.0 million was recognized.

     Reducing overhead remains a key focus for the Company. In North America, there are three components of overhead costs: general and administrative expenses, home office overhead and field overhead. Home office and field overhead costs are allocated to funeral and cemetery operations in North America while general and administrative expenses are disclosed in a separate line item on the Consolidated Statement of Operations. Home office and field overhead costs totaled $37.8 million in the third quarter of 2003 compared to $40.9 million in the same period of 2002 representing a decrease of $3.1 million or 7.6%. Reductions in preneed sales overhead costs helped to offset initial start up costs associated with various outsourcing programs. These outsourcing programs are expected to meaningfully reduce overhead costs beginning in 2004.

     In the third quarter of 2003, general and administrative expenses were $52.8 million compared to $22.5 million in 2002. The increase was due to the recognition of $32.0 million of expense during the third quarter for outstanding litigation related matters. Excluding these litigation related expenses, general and administrative expenses declined $1.7 million or 7.6%. This decline is primarily due to decreases in maintenance and development costs associated with the Company's existing point of sale systems, which are being replaced with a new system.

     The Company recognized $11.2 million of Other income during the third quarter of 2003 compared to $17.1 million in the prior year quarter. This variance was primarily related to a decline in gains on early extinguishments of debt of $7.4 million.

     The average total debt balance declined $359.8 million from the third quarter of 2002 to the third quarter of 2003. As a result, interest expense decreased $3.2 million or 8.4% in the third quarter of 2003 compared to the prior year quarter.

Detailed Comparable Operating Results - Nine Months Ended September 30, 2003 and 2002

The following table and segment analysis summarizes the Company's comparable results for the first nine months of 2003 and 2002. Comparable financial information excludes operations that have been acquired or constructed after January 1, 2002 and operations that have been divested or joint ventured prior to September 30, 2003. Comparable financial results are meant to be reflective of "same store" results of operations.

(In millions)                                           Nine months ended September 30, 2003
                     ----------------------------------------------------------------------------------------------------------
                                                                     Comparable
                     ----------------------------------------------------------------------------------------------------------
                         North         % of                        % of          Other        % of                     % of
                        America       revenue       Europe        revenue       Foreign      revenue       Total      revenue
                     ----------------------------------------------------------------------------------------------------------
Revenues:
   Funeral..........    $  846.4        66.8%       $ 429.3        100.0%       $  5.5        17.6%      $1,281.2       74.2%
   Cemetery.........       420.7        33.2%             -          -            25.8        82.4%         446.5       25.8%
                     ----------------------------------------------------------------------------------------------------------
                        $1,267.1       100.0%       $ 429.3        100.0%       $ 31.3       100.0%      $1,727.7      100.0%
                     ==========================================================================================================
Gross profit and
  margin percentage:
   Funeral..........    $  157.2        18.6%       $  51.3         11.9%       $  2.1        38.2%      $  210.6       16.4%
   Cemetery.........        62.1        14.8%             -          -             6.5        25.2%          68.6       15.4%
                     ----------------------------------------------------------------------------------------------------------
                        $  219.3        17.3%       $  51.3         11.9%       $  8.6        27.5%      $  279.2       16.2%
                     ==========================================================================================================

                                                        Nine months ended September 30, 2002
                     ----------------------------------------------------------------------------------------------------------
                                                                     Comparable
                     ----------------------------------------------------------------------------------------------------------
                         North         % of                        % of          Other        % of                     % of
                        America       revenue       Europe        revenue       Foreign      revenue       Total      revenue
                     ----------------------------------------------------------------------------------------------------------
Revenues:
   Funeral..........    $  857.0        65.2%       $ 342.9        100.0%       $  5.3        20.5%      $1,205.2       71.6%
   Cemetery.........       457.7        34.8%             -          -            20.6        79.5%         478.3       28.4%
                     ----------------------------------------------------------------------------------------------------------
                        $1,314.7       100.0%       $ 342.9        100.0%       $ 25.9       100.0%      $1,683.5      100.0%
                     ==========================================================================================================
Gross profit and
  margin percentage:
   Funeral..........    $  178.1        20.8%       $  39.2         11.4%       $  2.1        39.6%      $  219.4       18.2%
   Cemetery.........        57.6        12.6%             -          -             3.0        14.6%          60.6       12.7%
                     ----------------------------------------------------------------------------------------------------------
                        $  235.7        17.9%       $  39.2         11.4%       $  5.1        19.7%      $  280.0       16.6%
                     ==========================================================================================================


Comparable Funeral Segment Analysis

                                                        Comparable funeral services performed
                                            --------------------------------------------------------------
                                                  North                              Other
Nine months ended September 30,                   America         Europe            Foreign        Total
                                                 ---------       --------          ---------     ---------
     2003....................................     196,457         106,517            3,222        306,196
     2002....................................     201,939         102,583            3,064        307,586

     Comparable North America funeral revenues decreased $10.6 million or 1.2% in the nine months ended 2003 compared to 2002 primarily as a result of a decrease in the number of funeral services performed. Funeral services performed decreased 2.7% in the nine months ended 2003 compared to 2002. Management believes the decline in funeral services performed is primarily attributable to declines in the number of deaths in North America as evidenced by similar trends experienced by other companies in the funeral service and casket industries, as well as mortality data reported by the Centers for Disease Control and Prevention. This decline was partially offset by an increase in the average revenue per funeral service of 2.4% during the period. The increase was primarily a result of selling more Dignity Memorial(R) packaged funeral plans, which offer consumers a broad array of unique products and services. Also impacting 2003 revenue performance was a decline in general agency revenue associated with the expected decline in insurance funded prearranged sales due to significant changes made to the Company's preneed sales structure and processes.

     The North America funeral gross margin was 18.6% versus 20.8% in the prior year. The gross margin decline was primarily a result of fewer than expected funeral services performed on a predominantly fixed cost structure, particularly as it relates to personnel costs. The impact of fewer funeral services performed was partially offset by reductions in costs resulting from strategic changes in the Company's prearranged funeral sales activities.

     North America funeral locations had an average cremation rate of 39.1% compared to 37.7% in the prior period. The average revenue per cremation service increased 2.6% over the prior period, led by increased sales of Dignity Memorial(R) packaged cremation plans.

     In North America, 31.7% of funeral services performed were previously prearranged compared to 31.6% in the prior period. The average revenue associated with the performance of these funerals was $4,022 in the nine months ended September 30, 2003 compared to $3,976 in 2002.

     Revenues and gross profits from funeral operations in France were $424.1 million and $50.6 million in the first nine months of 2003 compared to $338.1 million and $38.7 million in 2002. Included in 2002 results is $4.6 million of depreciation expense. There was no depreciation expense included in 2003 as a result of the Company actively pursuing a joint venture with respect to these funeral operations. Included in 2003 results are positive effects of foreign currency translation of $70.5 million in revenues and $8.4 million in gross profits compared to 2002. Excluding the favorable currency effect, France's funeral revenues increased $15.5 million or 4.6%. An increase in the average revenue per funeral service and an increase in the number of funeral services performed helped to offset declines in monument sales during the quarter. The increase in funeral services performed is a result of an increase in the number of deaths related to the heat wave in France during the third quarter of 2003. The Company was extensively involved in working with the public authorities and incurred significant costs to provide resources, vehicles, facilities and equipment during this difficult time. These additional costs, along with changes in legal reserves and regulatory issues, negatively impacted the gross profit comparison in the three and nine month period ended September 30, 2003.

Comparable Cemetery Segment Analysis

North American cemetery revenues decreased by $37.0 million or 8.1% compared to the prior period primarily due to fewer cemetery property development projects completed in 2003 compared to 2002. The decline in cemetery revenues was also impacted by lower levels of cemetery property sales and cemetery merchandise delivered during the period which the Company expected in 2003. Although cemetery revenues declined, the North America cemetery gross margin improved to 14.8% compared to 12.6% in the prior period, benefited by the reduction in selling costs as a result of the strategic changes to the Company's preneed sales structure and processes.

     Revenues and gross profits from cemetery operations in South America were $25.8 million and $6.5 million in the nine months ended September 2003 compared to $20.6 million and $3.0 million in 2002. Included in 2003 results are negative effects of foreign currency translation of $0.9 million in revenues and $0.2 million in gross profits compared to 2002. Excluding the unfavorable currency effect, South America's cemetery revenues grew by $6.1 million or 29.6% and the gross margin percentage improved to 25.1% versus 14.6% in the prior period. These increased results are primarily due to improved economic conditions in South America. In addition, revenues and gross profits in 2002 were negatively impacted by a $1.5 million increase in the allowance for doubtful accounts.

Other Income and Expenses

The Company recognized a net gain of $6.4 million during the nine months ended 2003 in Gains and impairment (losses) on dispositions, net, compared to a net loss of $190.2 million in 2002. As dispositions occur in the normal course of business, gains or losses on the sales of such businesses are recognized in this income statement line item. Additionally, as dispositions occur related to the Company's ongoing North America asset sale programs, adjustments are made through this line item to reflect the difference between actual proceeds received from the sale compared to the original estimates. The $190.2 million net loss reported in 2002 primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America. In addition, during the nine months ended 2002, the Company reported Other operating expenses of $66.4 million related to the termination of certain consulting and non-compete contractual obligations, market value adjustments of certain options associated with the Company's 6.3% notes due 2003 and severance costs of former employees.

     The Company has three components of overhead costs in North America: general and administrative expenses, home office overhead and field overhead. Home office and field overhead costs are allocated to funeral and cemetery operations in North America while general and administrative expenses are disclosed in a separate line item on the Consolidated Statement of Operations. Home office and field overhead costs totaled $114.7 million in the nine months ended 2003 compared to $120.4 million in the same period of 2002, representing a $5.7 million or 4.7% decline. Reductions in costs as a result of changes to the compensation structure and processes of the Company's preneed sales efforts helped to offset initial start up costs associated with various outsourcing programs. These outsourcing programs are expected to meaningfully reduce overhead costs beginning in 2004.

     In the nine months ended September 30, 2003, general and administrative expenses were $110.5 million compared to $57.8 million in 2002. The increase in general and administrative expenses resulted from $47.0 million recognized during the period for outstanding litigation related matters. Included in the $47.0 million were $32.0 million recognized in the third quarter of 2003 and $15.0 million recognized in the second quarter of 2003. The $15.0 million was related to a decision in an arbitration matter and was necessary because one of the Company's insurance carriers that would have covered a portion of this decision was insolvent.

     General and administrative expenses were also impacted by the Company's decision in 2002 to implement new information systems. As a result of this decision, the Company accelerated the amortization of existing capitalized system costs and recorded $4.6 million of additional costs in the first nine months of 2003 compared to 2002. Excluding these litigation expenses in 2003 and accelerated amortization costs in both periods, general and administrative expenses increased $1.1 million during the period impacted by costs of $2.7 million to expense the Company's new long term incentive program. Beginning in 2003, the Company switched its long-term incentive compensation plan from stock options, which historically were not expensed, to a plan that is expensed. This new plan consists of performance units with a cash payout that is based upon the Company's total shareholder return compared to the total shareholder return of a defined group of peer companies.

     The Company recognized $17.6 million in Other income during the first nine months of 2003 compared to $23.3 million in 2002. This variance is primarily a result of lower levels of interest income earned from various investments, reduced cash overrides received from the Company's former North American insurance company and reduced gains on early extinguishments of debt.

     Interest expense decreased $14.5 million or 11.8% in the first nine months of 2003 compared to the prior period as a result of the significant debt reductions by the Company. The average total debt balance declined $417.7 million in the nine month period of 2003 compared to the nine month period of 2002.

     The Company's effective tax rate was 35.3% during the first nine months of 2003 compared to 28.2% in the first nine months of 2002. The increase in the effective tax rate is due to the utilization in the previous year of net operating loss carry-forwards related to its French operations. The Company is under audit by the Internal Revenue Service (IRS) for the tax years 2002, 2001, 2000 and 1999. At the present time, the IRS has not proposed any significant tax adjustments.

     In the nine months ended September 30, 2002, the Company recognized an after tax charge of $135.6 million as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard required goodwill to no longer be amortized, but instead tested for impairment annually.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial objectives in 2003 focus on the continued improvement of the capital structure by further reducing debt, generating strong cash flows and completing asset divestitures. The Company's goal is to obtain a "BB" credit rating from Standard and Poor's and a "Ba2" credit rating from Moody's Investors Service, with general access to the capital markets. The Company's current ratings with these agencies are "BB-" and "B1", respectively.

                                                September 30, 2003         December 31, 2002
                                               --------------------       -------------------
Cash and cash equivalents                            $  163.9                   $  200.6
Total debt                                           $1,717.1                   $1,984.8

    Management believes it currently has significant liquidity. As of September 30, 2003, the Company had a cash balance of $163.9 million. The Company's total debt less cash and cash equivalents decreased by $231.0 million or 12.9% during the nine months ended 2003 reflecting strong cash flows provided by operating activities and the receipt of an unusual tax refund in the first quarter of 2003 of $94.5 million. In addition, at September 30, 2003, the Company had $117.6 million of availability under its $185 million bank credit facility. There were no cash borrowings under this credit facility, but $67.4 million of letters of credit had been issued under the facility.

    At September 30, 2003, current maturities of long-term debt were $132.0 million and primarily related to senior notes due in April 2004 of $111.2 million. The maturity schedule for outstanding senior public notes due in the near and intermediate term was as follows:

                                                                       Outstanding at
        (In millions)                                                September 30, 2003
                                                                    ----------------------
        7.375% senior notes due April 2004...................              $111.2
        8.375% senior notes due December 2004................              $ 50.8
        6.0% senior notes due December 2005..................              $272.5

    Based upon the Company's current cash balance and credit availability, along with expectations of future cash flows from operating activities and from the sale or joint venture of certain businesses, management believes there are adequate means to meet the near and intermediate term debt obligations of the Company as well as its operating needs. The Company anticipates future asset divestiture and/or joint venture proceeds of $300 to $400 million, predominantly related to the joint venture of the Company's French funeral operations.

Sources and Uses of Cash

Net cash provided by operating activities was $303.6 million for the nine months ended September 30, 2003 compared to $252.2 million for the same period of 2002. The increase in operating cash flow was primarily due to reductions in cash interest, an increase in unusual tax refunds and working capital improvements resulting from the strategic changes made to the Company's preneed sales structure and processes. Unusual cash tax refunds were $94.5 million in 2003 compared to $57.1 million in 2002. Cash interest payments were $82.9 million in the nine months ended September 30, 2003 compared to $105.1 million in the same period of 2002.

     Net cash used by investing activities was $53.5 million for the nine months ended September 30, 2003 compared to $259.1 million of net cash provided by investing activities in the same period of 2002. The decrease principally related to a reduction in proceeds from joint ventures and sales of equity investments, increases in capital expenditures and additional deposits to restricted cash. During the first quarter of 2002, the Company completed the joint venture of its United Kingdom operations, which resulted in $266.7 million in pretax cash proceeds. During the second quarter of 2003, the Company sold its remaining equity investment in its operations in Spain for pretax cash proceeds of $26.0 million. The Company's capital expenditures increased $18.2 million in the nine months ended September 30, 2003 compared to the same period of 2002 due to a greater emphasis on maintenance capital spending in the Company's existing operations. Restricted deposits increased in 2003 as a result of the Company's decision to replace certain letters of credit with cash collateral.

     Net cash used in financing activities was $291.0 million for the nine months ended September 30, 2003 compared to $395.5 million for the same period of 2002. The net cash used in financing activities in both periods was related to the Company's continued debt reduction initiatives.

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

                                                                                          September 30,         December 31,
                                                                                               2003                 2002
                                                                                          ------------          -------------
      Prearranged funeral...........................................................       $    119.3             $    108.3
      Preneed cemetery:
           Merchandise and services.................................................            179.0                  172.8
           Preconstruction..........................................................             20.0                   22.6
                                                                                          ------------           ------------
               Bonds supporting prearranged funeral and cemetery obligations........            318.3                  303.7
                                                                                          ------------           ------------
      Bonds supporting prearranged business permits.................................              4.9                    4.9
      Other bonds...................................................................              4.7                    6.1
                                                                                          ------------           ------------
           Total surety bonds outstanding...........................................       $    327.9             $    314.7
                                                                                          ============           ============

    As the Company sells prearranged funeral contracts and preneed cemetery contracts, the Company posts surety bonds in certain instances where allowed by applicable law. In these instances, the Company posts these surety bonds in lieu of trusting a certain amount of funds received from the customer. Generally, the amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. For the nine months ended September 30, 2003 and 2002, the Company had $70.2 million and $72.7 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

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

    The Company is reconsidering its strategy of using surety bonds to provide financial assurance to consumers related to the Company's prearranged funeral and preneed cemetery sales activities. The economics of this activity has recently changed as surety bonding programs have increased in cost. As the Company's financial condition and liquidity have improved, it is also more difficult for the Company to purchase its outstanding debt securities at a discount. Furthermore, the applicable Florida law that allows posting of surety bonds for prearranged contracts will expire December 31, 2004. Prearranged contracts entered into prior to December 31, 2004 where the Company posts surety bonds will be allowed to continue to be bonded for the remaining life of those contracts. Of the total bonding proceeds received by the Company for the nine months ended September 30, 2003 and 2002, approximately $52.8 million and $52.9 million, respectively, were attributable to the state of Florida. For prearranged contracts sold by the Company's Florida operations subsequent to 2003, the Company is considering trusting instead of surety bonding. When the Company implements this change, the Company estimates a negative impact to its cash flow from operations of approximately $15 to $20 million in the first annual period. In subsequent periods, the impact to cash flows from operations is expected to not be material.

PREARRANGED FUNERAL AND PRENEED CEMETERY ACTIVITIES

The Company believes an active funeral and cemetery prearrangement program, which complements the Company's framework for long term growth, can increase future market share in markets in which the Company operates.

     For purposes of discussion in this section, the use of the term "prearranged" or "prearrangement" refers to funeral programs specifically or funeral and cemetery programs generally. The use of the term "preneed" refers to cemetery programs specifically. Prearrangement is a means through which a customer contractually agrees to the terms of a funeral service, cremation service and/or cemetery burial to be performed or provided in the future.

     Revenues associated with prearranged contracts are deferred until such time that the funeral or cemetery services are performed or merchandise is delivered. Preneed sales of cemetery interment rights (cemetery burial property) are not recognized until a minimum of 10% of the sales price has been collected and the property has been constructed.

     Compensation costs that vary with and are directly related to the production of new trust funded prearranged funeral contracts are deferred as selling costs and amortized over 12 years, a period representing the estimated life of the prearranged funeral contracts. Compensation costs that vary with and are directly related to the production of new cemetery contracts are deferred as selling costs at the time of sale and are amortized into expense when the corresponding revenues are recognized. Other costs associated with the sales and marketing of prearranged contracts - lead procurement costs, brochures and marketing materials, advertising and administrative costs - are expensed as incurred.

     When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third party life insurance companies, the Company earns a commission on the sale of such policies for acting as an agent in selling such insurance contracts. Such general agency (GA) revenues are based on a percentage per contract sold and are recognized when the insurance purchase transaction between the customer and the third party insurance provider has been completed. Prior to January 1, 2003, the Company recognized GA revenues as reductions to direct expenses. In the first quarter of 2003, the Company began recognizing these amounts as revenues. The Company has reclassified the prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows. GA revenues recognized in the nine months ended September 30, 2003 and 2002 were $24.2 million and $38.6 million, respectively. Compensation costs that vary with and are directly related to the production of new insurance funded prearranged funeral contracts are expensed as incurred and amounted to $16.0 million and $25.2 million for the nine months ended September 30, 2003 and 2002, respectively. Additionally, the Company may receive cash overrides related to life insurance policies sold as a result of marketing agreements entered into in connection with the sale of an insurance subsidiary in 2000. These cash overrides are recorded in Other income in the consolidated statement of operations.

     The table below details North America funeral and cemetery prearranged production for the nine months ended September 30, 2003 and 2002, and the related deferred selling costs incurred to procure the prearrangements. Additionally, the table reflects North America revenues recognized and previously deferred North America selling costs recognized in the consolidated statement of operations associated with previously prearranged production for the nine months ended September 30, 2003 and 2002.

                                                                            North America
                                                       -----------------------------------------------------------
(In millions)                                                 Funeral                          Cemetery
                                                       --------------------------        -------------------------
                                                          2003            2002             2003             2002
                                                       ----------      ----------        ----------      ---------
Origination:
Prearranged production.........................         $  265.3        $  348.5          $  171.2        $ 241.5
                                                       ==========      ==========        ==========      =========

Deferred selling costs, net....................          $  10.3         $  13.5          $   33.6        $  35.5
                                                       ==========      ==========        ==========      =========

Maturities:
Previously prearranged production
     included in current period revenues.......         $  253.4        $  261.7          $  166.8        $ 213.2
                                                       ==========      ==========        ==========      =========

Amortization of deferred selling costs
     in current period.........................          $  10.1         $  10.9          $   27.3        $  32.6
                                                       ==========      ==========        ==========      =========

      Generally, all or a certain portion of the funds collected for prearranged funeral or preneed cemetery contracts funded through trusts are required to be placed into trust accounts, pursuant to applicable law. Funds not required to be placed into trust accounts are retained by the Company and used for working capital purposes, generally to help alleviate the current cost of those prearrangement programs. Realized investment earnings on funds placed into trust accounts are generally accumulated and deferred until the maturity of each prearranged contract. However, in certain states the Company is allowed to distribute a portion of the realized investment earnings before the prearranged contract matures. Until maturity, any unrealized or realized investment earnings are attributed to the individual prearranged funeral contract or individual preneed cemetery contract item. Upon maturity, these attributed investment earnings, unrealized and realized, are recognized in the Company's results of operations. Recognition of the investment earnings is independent of the timing of the receipt of the related cash flows. When a prearranged trust contract matures, the Company receives the principal and previously undistributed trust fund income and any remaining receivable due from the customer. In certain situations, the Company can post a surety bond as financial assurance pursuant to applicable law in an amount that would otherwise be required to be trusted. Funds collected on prearranged contracts where the Company has posted a surety bond may be retained by the Company creating a source of working capital cash flow generated from operating activities before the prearranged contract matures. When the prearranged contract matures, the Company receives any remaining receivable due from the customer. Finally, funds collected from prearranged funeral contracts can be used to pay premiums on life insurance or annuity contracts. Increasing death benefits associated with life insurance contracts are accumulated and deferred until the maturity of each prearranged contract. When a prearranged insurance contract matures, the Company receives the proceeds from the third party insurance companies consisting of the original contract amount and any increasing death benefits.

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

      The cash flow activity from originating the preneed cemetery contract until recognition of the deferred revenue is reflected through Changes in receivables and Changes in other assets in the consolidated statement of cash flows. Changes in receivables is affected by cash flows provided by the amount retained from funds collected from the customer and distributed trust earnings, reduced by use of funds to service preneed cemetery contracts. Changes in other assets is affected by the cash use associated with the payment of deferred selling costs when the preneed cemetery contracts are originated.

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

                                                                       North America
                            ----------------------------------------------------------------------------------------------------
(In millions)                          Funeral                            Cemetery                            Total
                            -------------------------------    --------------------------------   ------------------------------
                            September 30,      December 31,    September 30,       December 31,   September 30,     December 31,
                                2003               2002            2003               2002             2003             2002
                            -------------      ------------    -------------       ------------   -------------    -------------
Deferred prearranged
  contract revenues, net....  $  3,620.6       $  3,638.3        $  1,629.3        $  1,671.6       $  5,249.9        $  5,309.9

Deferred selling cost, net..  $     89.1       $     90.1        $    210.3        $    210.3       $    299.4        $    300.4

Prearranged
  receivables, net:
   Trust related
     receivables............  $    978.6       $    983.4        $    809.3        $    859.3       $  1,787.9        $  1,842.7
   Third party insurance
     related receivables....  $  2,177.1       $  2,175.5        $        -        $        -       $  2,177.1        $  2,175.5

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "may," "anticipate," "forecast," or "predict" and words of similar meaning that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

1) Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect the Company, particularly, but not limited to, levels of trust fund income, interest expense and negative currency translation effects.

2) The outcomes of pending lawsuits and proceedings against the Company involving alleged violations of securities laws, including the possibility of an adverse decision in these matters exceeding the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters or if an insurance carrier is unable to pay any covered amounts to the Company.

3) The outcomes of pending lawsuits in Florida involving certain cemetery locations, including criminal charges or other civil claims being filed against the Company, its subsidiaries or its employees, including the possibility of an adverse decision in these matters exceeding the Company's insurance coverage or if the insurance coverage is deemed not to apply to these matters or if an insurance carrier is unable to pay any covered amounts to the Company.

4) Amounts payable by the Company with respect to its outstanding legal matters may exceed reserves established by the Company.

5) The Company's ability to successfully implement its strategic plan related to producing operating improvements, strong cash flows and further deleveraging as discussed herein and in the Company's Form 10-K for the year ended December 31, 2002.

6) The Company's ability to successfully implement its plan to reduce costs and increase cash flows associated with significant changes being made to the Company's organization structure, process and quality of its sales efforts.

7) Changes in consumer demand and/or pricing for the Company's products and services due to several factors, such as changes in local number of deaths, cremation rates, competitive pressures and local economic conditions.

8) Changes in domestic and international political and/or regulatory environments in which the Company operates, including potential changes in tax, accounting and trusting policies.

9) Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

10) The Company's ability to successfully complete its ongoing process improvement and system implementation projects, including the Company's replacement of its North America point-of-sale information technology systems.

11) The Company's ability to successfully access surety and insurance markets at a reasonable cost.

12) The Company's ability to successfully exploit its substantial purchasing power with certain of the Company's vendors.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended December 31, 2002. As a result of market performance the Company's prearranged funeral and cemetery merchandise and service trust funds increased from approximately 94% of cost as of December 31, 2002 to approximately 102% of cost as of September 30, 2003. There have been no other material changes to the disclosure on this matter made in such Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Securities Act of 1934, as amended (the "Exchange Act"), Robert L. Waltrip, the Company's Chief Executive Officer, and Jeffrey E. Curtiss, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the Company's third fiscal quarter of 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in note six to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 2003 and 2002.

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

         99.6 Plaintiff's Original Petition filed December 15, 2000, in Cause No. 2000-63917, Jack T. Hammer v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the 165th Judicial District Court of Harris County, Texas. (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).

         99.7 Defendants' Original Answer to the Original Petition referred to in Exhibit 99.6. (Incorporated by reference to Exhibit
                  99.19 to Form 10-K for the fiscal year ended December 31,
                  2000).

         99.8 Amendment No. 2 dated as of September 29, 2003 to the Credit Agreement dated as of July 24, 2002, as amended by Amendment No. 1 dated as of December 6, 2002, among the Company, as Borrower, the financial institutions party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Lyonnais New York Branch, Lehman Commercial Paper Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents.

(b)  Reports on Form 8-K

     During the quarter ended September 30, 2003, the Company furnished a report on Form 8-K dated August 6 and filed August 7, 2003 reporting (i) under "Item 7. Financial Statements and Exhibits" that attached as an exhibit was a press release dated August 6, 2003, and (ii) under "Item 12. Results of Operations and Financial Condition" that the Company issued the press release which disclosed financial results for the second quarter of 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2003                        SERVICE CORPORATION INTERNATIONAL

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

                               INDEX TO EXHIBITS


         12.1 Ratio of earnings to fixed charges for the nine months ended September 30, 2003 and 2002.

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

         99.6 Plaintiff's Original Petition filed December 15, 2000, in Cause No. 2000-63917, Jack T. Hammer v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers LLP; in the 165th Judicial District Court of Harris County, Texas. (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).

         99.7 Defendants' Original Answer to the Original Petition referred to in Exhibit 99.6. (Incorporated by reference to Exhibit
                  99.19 to Form 10-K for the fiscal year ended December 31,
                  2000).

         99.8 Amendment No. 2 dated as of September 29, 2003 to the Credit Agreement dated as of July 24, 2002, as amended by Amendment No. 1 dated as of December 6, 2002, among the Company, as Borrower, the financial institutions party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Lyonnais New York Branch, Lehman Commercial Paper Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents.