Form 10-K
period 2003-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2004-03-15
CIK 89089

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-6402-1

                                ---------------

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

                                 ---------------

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

    The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors) was $1,142,008,087 based upon a closing market price of $3.87 on June 30, 2003 of a share of common stock as reported on the New York Stock Exchange -- Composite Transactions Tape.

    The number of shares outstanding of the registrant's common stock as of February 27, 2004 was 303,571,052 (net of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement in connection with its 2004 Annual Meeting of Shareholders (Part III)

                        SERVICE CORPORATION INTERNATIONAL

                                      INDEX

                                                                                       Page
                                     Part I
Item 1.   Business.....................................................................   3
Item 2.   Properties ..................................................................   6
Item 3.   Legal Proceedings............................................................   6
Item 4.   Submission of Matters to a Vote of Security Holders..........................   6

                                     Part II
Item 5.   Market for the Company's Common Equity, Related Stockholder
            Matters and Issuer Purchase of Equity Securities...........................   9
Item 6.   Selected Financial Data......................................................   9
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................  10
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...................  40
Item 8.   Financial Statements and Supplementary Data..................................  41
Item 9.   Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosures......................................................  84
Item 9A.  Controls and Procedures......................................................  84

                                    Part III

Item 10.   Directors and Executive Officers of the Company.............................  85
Item 11.   Executive Compensation......................................................  85
Item 12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters...........................................  85
Item 13.   Certain Relationships and Related Transactions..............................  85
Item 14.   Principal Accountant Fees and Services......................................  85

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............  87

Signatures.............................................................................  88
Exhibit Index..........................................................................  89

                                     PART I

ITEM 1.  BUSINESS.

     We restated our previously issued financial statements for the fiscal years ended December 31, 2000, 2001 and 2002, the interim quarters of 2000, 2001, 2002 and the first three quarters of 2003. All applicable amounts relating to these restatements have been reflected in this Form 10-K. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and notes two and twenty-one to the consolidated financial statements in Item 8 of this Form 10-K for details of the restatement.

GENERAL

    Service Corporation International (SCI or the Company) is the world's largest provider of funeral and cemetery services. At December 31, 2003, we operated 2,225 funeral service locations, 417 cemeteries and 183 crematoria located in eight countries. We also had a minority interest equity investment in funeral and cemetery operations in the United Kingdom and Australia. In the fourth quarter of 2003, we sold our minority interest equity investment in our Australia operations. We expect to sell our minority interest equity investment in the United Kingdom in the second quarter of 2004, pending a successful public offering transaction. On March 11, 2004, we sold our funeral operations in France (hereafter referred to as "joint ventured") and then purchased a 25% equity interest in the acquiring entity. The French operations consisted of 963 funeral service locations and 39 crematoria at December 31, 2003. For additional information regarding this transaction, see note twenty to the consolidated financial statements in Item 8 of this Form 10-K.

    Our funeral service and cemetery operations consist of funeral service locations, cemeteries, crematoria and related businesses. Personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities, motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, coffins, burial vaults, cremation receptacles, flowers and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. We sell prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. Our cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, burial vaults, casket and cremation memorialization products) and services (primarily merchandise installation fees and burial opening and closing fees). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. There are 185 combination locations that contain a funeral service location within or adjacent to an SCI owned cemetery.

    SCI was incorporated in Texas in July of 1962. Our principal corporate offices are located at 1929 Allen Parkway, Houston, Texas 77019 and our telephone number is (713) 522-5141. Our website is http://www.sci-corp.com. We make available free of charge, on or through our website, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

FUNERAL AND CEMETERY OPERATIONS

General

    The funeral and cemetery operations consist of our funeral service locations, cemeteries, crematoria and related businesses. As of December 31, 2003, our operations were organized into a North America division, which represents the United States and Canada, a European division primarily consisting of operations in France and an Other Foreign division relating to operations managed in South America and Singapore. In March 2004, we joint ventured our funeral operations in France. (For additional information regarding this transaction, see note twenty to the consolidated financial statements in
Item 8 of this Form 10-K.)

    During the fourth quarter of 2003, we realigned our funeral and cemetery operations in North America to better meet the needs of different market types. As a result, the funeral and cemetery operations in North America are organized into 32 major markets and 44 middle markets. Each market is led by a market director with responsibility for funeral and cemetery operations as well as preneed sales. Within each market, the operational facilities realize efficiencies by sharing common resources such as personnel, preparation services and vehicles. There are three market support centers in North America to assist market directors with financial, administrative and human resource needs.

These support centers, commonly referred to as "hubs", are located in Houston, New York and Los Angeles. The primary functions of the market support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices and serve as liaisons for implementation of policies and procedures.

    The death care industry in North America is characterized by a large number of locally owned, independent operations. In order to be successful, we believe our funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. We believe we have an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with local competing funeral homes, cemeteries and retail locations.

    We have multiple funeral service locations and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral service locations and cemeteries operate under various names because most operations were acquired as existing businesses. Some of our international funeral service locations operate under certain brand names specific for a general area or country. We have branded our funeral operations in North America under the name Dignity Memorial(R). A national brand name is unique to the death care industry in North America and we believe this gives us a strategic advantage in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, will generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial(R) provider.

    In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. The west coast of the United States, Florida and Arizona have the highest concentration of cremation consumers in North America. Cremations usually result in lower revenue and gross profit dollars than traditional funeral services. In North America during 2003, 39.0% of all funeral services we performed were cremation cases, compared to 37.9% performed in 2002. We have expanded our cremation memorialization products and services in several North America markets, which has resulted in higher average sales for cremation cases compared to historical levels. During 2003, we continued to expand our nationally branded cremation service locations called National Cremation(R) Service (NCS). At December 31, 2003, NCS operated in eighteen states and Canada. NCS plans to expand its presence in existing states by adding locations where there is a business need.

    Historically, we focused on the acquisition and consolidation of independent funeral homes and cemeteries in the fragmented death care industry in North America. During the 1990's, we also expanded our operations through acquisitions in Europe, Australia, South America and the Pacific Rim. At one time, our network consisted of more than 4,500 businesses in 20 countries on 5 continents. During the mid to late 1990's, the acquisition market became extremely competitive resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced the level of acquisition activity and focused on identifying and addressing non-strategic or underperforming businesses. This focus resulted in the divestiture of several North America and international operations. During 2002 and 2001, we completed joint ventures of operations in Australia, United Kingdom, Spain and Portugal; and divested of operations in the Netherlands, Norway, Italy and Belgium. In 2003, we sold our equity investment in our operations in Australia, Spain and Portugal. During the first quarter of 2004, we completed a joint venture of our funeral operations in France. We expect to sell our minority interest equity investment in the United Kingdom in the second quarter of 2004, pending a successful public offering transaction. We will pursue discussions with various third parties concerning the sale or joint venture of our remaining international operations (primarily in South America) as we intend to focus our efforts on operating a core business of high quality funeral service locations and cemeteries in North America.

Funeral Service Locations

     Our 2,225 funeral service locations provide all professional services relating to funerals, including the use of funeral facilities, motor vehicles, and preparation and embalming services. Funeral service locations sell caskets, coffins, burial vaults, cremation receptacles, flowers, burial garments, and other ancillary products and services. Our funeral service locations generally experience a greater demand for services in the winter months primarily related to higher incidents of deaths from pneumonia and influenza.

    In addition to selling products and services to client families at the time of need, we also sell prearranged funeral services in most of our service markets. Funeral prearrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. All or a portion of the funds collected from prearranged funeral contracts are placed into trust accounts, pursuant to applicable law. Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their prearranged funeral. In certain situations and pursuant to applicable laws, we will post a surety bond as financial assurance for a certain amount of the preneed funeral contract in lieu of placing certain funds in trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K for further details on our practice of posting such surety bonds. At December 31, 2003, our Deferred prearranged funeral contract revenues amounted to approximately $5,117.4 million of which $3,595.6 million related to North America. For additional information regarding prearranged funeral activities, see the Prearranged Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in
Item 7 and notes three, four and five to the consolidated financial statements in Item 8 of this Form 10-K.

Cemeteries

     Our cemeteries sell interment rights associated with cemetery property such as mausoleum spaces, lots and lawn crypts, and sell cemetery merchandise such as stone and bronze memorials, burial vaults, caskets and cremation memorialization products. Our cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria and certain cemeteries contain gardens specifically for the purpose of cremation memorialization.

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery contracts is generally required by law to be paid into perpetual care trust funds. Earnings from perpetual care trust funds are used to defray the maintenance costs of cemeteries. Additionally, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by various state laws to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. In certain situations and pursuant to applicable laws, we will post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing certain funds into trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K for further details on the practice of posting such surety bonds. At December 31, 2003, our Deferred cemetery contract revenue amounted to approximately $1,575.4 million of which $1,574.2 million related to North America. For additional information regarding cemetery preneed activities, see the Prearranged Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K and notes three, four and six to the consolidated financial statements in Item 8 of this Form 10-K.

Combined Funeral Service Locations and Cemeteries

    We currently own 185 funeral service/cemetery combination locations in which a funeral service location is physically located within or adjoining an SCI owned cemetery. Combination locations allow certain facility, personnel and equipment costs to be shared between the funeral service location and cemetery and typically have a higher gross margin than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give consumers added convenience to purchase both funeral and cemetery products and services at a single location.

EMPLOYEES

    At December 31, 2003, we employed 20,471 (13,461 in North America) individuals on a full time basis and 7,342 (6,788 in North America) individuals on a part time basis. Of the full time employees, 19,949 were employed in the funeral and cemetery operations and 522 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by SCI's group health and life insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government mandated benefit plans. Approximately 3% of our employees in North America are represented by unions. Although labor disputes are experienced from time to time, relations with employees are generally considered favorable.

REGULATION

    Our operations are subject to regulations, supervision and licensing under numerous foreign, federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services and various other aspects of our business. We comply in all material respects with the provisions of such laws, ordinances and regulations. Since 1984, we have operated in the United States under the Federal Trade Commission (FTC) comprehensive trade regulation rule for the funeral industry. The rule contains requirements for funeral industry practices, including extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services. From time to time in connection with our former strategy of growth through acquisitions, we entered into consent orders with the FTC that required us to dispose of certain operations in order to proceed with such acquisitions, or limited our ability to make acquisitions in specified areas. The trade regulation rule and the various consent orders have not had a material adverse effect on our operations.

    As previously mentioned, we sold our funeral operations in France to a joint venture in March 2004. The French funeral services industry has undergone significant regulatory change in recent years. Historically, the French funeral services industry had been controlled, as provided by national legislation, either (i) directly by municipalities through municipality-operated funeral establishments (Municipal Monopoly), or (ii) indirectly by the remaining municipalities that have contracted for funeral service activities with third party providers, such as our French funeral operations (Exclusive Municipal Authority). Legislation was passed that has generally ended municipal control of the French funeral service business and has allowed free competition among funeral service providers. Under such legislation, the Exclusive Municipal Authority was abolished in January 1996, and the Municipal Monopoly was eliminated in January 1998. Cemeteries in France are currently controlled by municipalities and religious organizations. We previously sold cemetery merchandise such as markers and monuments to consumers for use in these cemeteries.

ITEM 2. PROPERTIES.

    Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. A wholly-owned subsidiary of SCI owns an undivided one-half interest in the building and parking garage. The other undivided one-half interest is owned by an unrelated third party. We plan to acquire the other one-half interest in the building at the end of the lease in July 2005 for $2 million. The property consists of approximately 127,000 square feet of office space and 185,000 square feet of parking space. We lease all of the office space in the building for $59 thousand per month and pay all operating expenses. One half of the rent is paid to the wholly-owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. We own and utilize two additional buildings located in Houston, Texas for corporate activities containing a total of approximately 207,000 square feet of office space.

     At December 31, 2003, we owned approximately 68% of the real estate and buildings used by our 2,225 funeral service locations, 417 cemeteries and 183 crematoria, and 32% of such facilities are leased. In addition, we leased two aircraft pursuant to cancelable operating leases. At December 31, 2003, we operated 10,032 vehicles, of which 29% were owned and 71% were leased. For additional information regarding leases, see the Contractual, Commercial and Contingent Commitments section in Financial Condition, Liquidity and Capital Resources in Item 7 and note twelve to the consolidated financial statements in
Item 8 of this Form 10-K.

    At December 31, 2003, our 417 cemeteries contained a total of approximately 28,254 acres, of which approximately 57% was developed.

    The specialized nature of our businesses requires that our facilities be well-maintained and kept in good condition and we believe that these standards are being met.

ITEM 3. LEGAL PROCEEDINGS.

    Information regarding legal proceedings is set forth in note twelve to the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                        EXECUTIVE OFFICERS OF THE COMPANY

    Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

    The following table sets forth as of March 15, 2004 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

                                                                                     YEAR FIRST
                                                                                      BECAME
      OFFICER NAME         AGE                    POSITION                           OFFICER(1)
      ------------         ---                    --------                           ----------
R. L. Waltrip..........     73    Chairman of the Board and Chief Executive Officer     1962
B. D. Hunter...........     74    Vice Chairman of the Board                            1986
Thomas L. Ryan.........     38    President and Chief Operating Officer                 1999
Michael R. Webb........     45    Executive Vice President                              1998
Jeffrey E. Curtiss.....     55    Senior Vice President Chief Financial Officer         2000
                                  and Treasurer
Stephen M. Mack........     52    Senior Vice President Middle Market Operations        1998
James M. Shelger.......     54    Senior Vice President General Counsel and             1987
                                  Secretary
J. Daniel Garrison.....     52    Vice President Operations Services                    1998
W. Cardon Gerner.......     49    Vice President Accounting                             1999
Eric D. Tanzberger.....     35    Vice President and Corporate Controller               2000
Stephen J. Uthoff......     52    Vice President Chief Information Officer              2000
Sumner J. Waring, III..     35    Vice President Major Market Operations                2002
----------

(1) Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

    Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

    Mr. Waltrip is the founder, Chairman and Chief Executive Officer of the Company and a licensed funeral director. He grew up in his family's funeral business and assumed management of the firm in the 1950s after earning a Bachelor's degree in Business Administration from the University of Houston. He began buying additional funeral homes in the 1960s, achieving cost efficiencies by pooling their resources. At the end of 2003, the network he began had grown to include more than 2,800 funeral service locations, cemeteries and crematoria in eight countries. Mr. Waltrip took the Company public in 1969. He has provided leadership to the Company for over 40 years.

    Mr. Hunter was appointed Vice Chairman of the Board in January 2000. For more than five years, prior to February 2002, Mr. Hunter had been the Chairman of Huntco, Inc., an intermediate steel processor, and was also its Chief Executive Officer prior to May 2000. In February 2002, Huntco, Inc., filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code during a severe downturn in the steel industry. Mr. Hunter has been a director since 1986 and also served as Vice Chairman of the Board from September 1986 to May 1989. He is a graduate of Truman State University, formerly known as Northeast Missouri State University, in Kirksville, Missouri.

    Mr. Ryan joined the Company in June 1996 and has served in a variety of financial management roles within the Company. In February 1999, Mr. Ryan was promoted to Vice President International Finance. In November 2000, he was promoted to Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan was appointed President and Chief Operating Officer. Prior to joining the Company, Mr. Ryan was a certified public accountant with Coopers & Lybrand L.L.P. for more than five years. Mr. Ryan holds a Bachelor of Business Administration degree from the University of Texas-Austin.

    Mr. Webb joined the Company in 1991 when it acquired Arlington Corporation, a regional funeral and cemetery consolidator, where he was then Chief Financial Officer. Prior to joining Arlington Corporation, Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group, Inc. In 1993, Mr. Webb joined the Company's corporate development group, which he later led on a global basis before accepting operational responsibility for the Company's Australian and Hispanic businesses. Most recently, Mr. Webb has led the efforts to reduce overhead costs and improve business and financial processes. Mr. Webb was named Executive Vice President in July 2002. He is a graduate of the University of Georgia, where he earned a Bachelor of Business Administration degree.

    Mr. Curtiss joined the Company as Senior Vice President and Chief Financial Officer in January 2000. In August 2002, Mr. Curtiss' responsibilities changed to include the responsibilities of Treasurer of the Company. From January 1992 until July 1999, Mr. Curtiss served as Senior Vice President and Chief Financial Officer of Browning-Ferris Industries, a waste services company. Mr. Curtiss attended the University of Nebraska, Lincoln, where he earned Bachelor of Science in Business Administration and Doctor of Jurisprudence degrees. He also holds a Master of Legal Letters degree in taxation from Washington University in St. Louis, Missouri.

    Mr. Mack joined the Company in 1973 as a resident director after graduating from Farmingdale State University of New York. He became Vice President of the Eastern Region in 1987 and Regional President in 1992. Mr. Mack was appointed Corporate Vice President in 1998 and then promoted to Senior Vice President in 2002. Mr. Mack was promoted to Senior Vice President Eastern Operations in August 2002 and assumed the office of Senior Vice President Middle Market Operations in November 2003.

    Mr. Shelger joined the Company in 1981 when it acquired IFS Industries, a regional funeral and cemetery consolidator, where he was then General Counsel. Mr. Shelger subsequently served as counsel for the Cemetery Division until 1991, when he was appointed General Counsel. Mr. Shelger earned a Bachelor of Science degree in business administration from the University of Southern California in Los Angeles and a Juris Doctor from the California Western School of Law in San Diego.

    Mr. Garrison joined the Company in 1978 and worked in a series of management positions until he was promoted to President of the Southeastern Region in 1992. In 1998, Mr. Garrison was promoted to Corporate Vice President in charge of operations outside North America. In 2000, Mr. Garrison was promoted to Vice President North American Cemetery Operations. He served in this position until assuming his current position as Vice President Operations Services in August 2002. Mr. Garrison is an Administrative Management graduate of Clemson University.

    Mr. Gerner joined the Company in January 1999 in connection with the acquisition of Equity Corporation International (ECI) and in March 1999 was promoted to Vice President Corporate Controller. In August 2002, Mr. Gerner's responsibilities and position changed to Vice President Accounting. Before the acquisition, Mr. Gerner had been Senior Vice President and Chief Financial Officer of ECI since March 1995. Prior thereto, Mr. Gerner was a partner with Ernst & Young LLP. Mr. Gerner graduated with honors from the University of Texas-Austin, with a Bachelor of Business Administration in Accounting.

    Mr. Tanzberger joined the Company in August 1996 as Manager of Budgets & Financial Analysis. Since then, Mr. Tanzberger has served as Vice President of Operations/Western Division, Director of Investor Relations and Assistant Corporate Controller. Mr. Tanzberger was promoted to Vice President Investor Relations and Assistant Corporate Controller in January 2000, and to Corporate Controller in August 2002. Prior to joining the Company, Mr. Tanzberger was Assistant Corporate Controller at Kirby Marine Transportation Corporation, an inland waterway barge and tanker company, from January through August 1996. Prior thereto, he was a certified public accountant with Coopers & Lybrand L.L.P. for more than five years. Mr. Tanzberger is a graduate of the University of Notre Dame, where he earned a Bachelor of Business Administration degree.

    Mr. Uthoff joined the Company as Vice President Chief Information Officer in January 2000. From June 1994 through July 1999, Mr. Uthoff served as Vice President - Planning & Analysis of Browning-Ferris Industries, a waste services company. Mr. Uthoff attended Oklahoma State University, where he earned a Bachelor of Science degree in Engineering and a Master of Science degree in Accounting.

    Mr. Waring, a licensed funeral director, joined the Company as an Area Vice President in 1996 when the Company merged with his family's funeral business. Mr. Waring was appointed Regional President of the Northeast Region in 1999 and was promoted to Regional President of the Pacific Region in September 2001. Mr. Waring was promoted to Vice President Western Operations in August 2002 and assumed the office of Vice President Major Market Operations in November 2003. Mr. Waring holds a Bachelor's degree in Business Administration from Stetson University in Deland, Florida, a degree in Mortuary Science from Mt. Ida College and a Masters of Business Administration degree from the University of Massachusetts Dartmouth.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    The Company's common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2003, there were 6,609 holders of record of the Company's common stock.

    In October 1999, the Company suspended payment of regular quarterly cash dividends on its outstanding common stock in order to focus on improving cash flow and reducing existing debt. Under the Company's bank credit agreement, the Company is restricted from paying dividends and making other distributions.

    The table below shows the Company's quarterly high and low common stock prices for the two years ended December 31, 2003:

                                                                   2003              2002
                                                            ----------------  -----------------
                                                              HIGH     LOW      HIGH      LOW
                                                            -------- -------  --------  -------
           First quarter..................................  $   3.82 $  2.78  $   5.50  $  4.55
           Second quarter.................................      4.24    2.67      5.15     3.60
           Third quarter..................................      4.95    3.75      4.64     2.25
           Fourth quarter.................................      5.58    4.45      3.71     2.42

    SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company's common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

    For equity compensation plan information, see Part III of this report on page 86.

ITEM 6. SELECTED FINANCIAL DATA.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following selected consolidated financial data for the years ended December 31, 1999 through December 31, 2003 is derived from our audited consolidated financial statements as restated. The operating results data includes reclassifications to conform to current period presentations with no impact on net income. The data set forth should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.

    We restated our previously issued financial statements for the fiscal years ended December 31, 2000, 2001 and 2002, the interim quarters of 2000, 2001, 2002, and the first three quarters of 2003. All applicable amounts relating to these restatements have been reflected in the following selected financial data. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and notes two and twenty-one to the consolidated financial statements in Item 8 of this Form 10-K for details of the restatement.

    In the first quarter of 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," (SFAS 145) as it relates to the classification of extinguishments of debt to be aggregated and classified as extraordinary items as well as certain other items. Gains and losses on early extinguishments of debt are included in income (loss) from continuing operations before cumulative effects of accounting changes for all periods presented.

    In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". (SFAS 142). SFAS 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the pronouncement, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS 142, we recognized a non-cash charge in 2002 reflected as a cumulative effect of accounting change of $135.6 million, net of applicable taxes, related to the impairment of goodwill in our North America cemetery reporting unit. For more information regarding goodwill, see note seven to the consolidated financial statements in Item 8 of this Form 10-K.

 In 2000, we implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). As a result of this implementation, we changed certain of our accounting policies regarding prearranged sales activities. We recorded a non-cash charge reflected as a cumulative effect of accounting change of $866.1 million (as restated), net of applicable taxes, as of January 1, 2000.

    The selected consolidated statement of operations data presented below is reported on a pro forma basis to reflect the application of SFAS 142 and SAB 101 to the financial data for the three years ended December 31, 2001 and the year ended December 31, 1999, respectively. Further, results of operations have been reclassified for all periods presented to separately reflect results of discontinued operations. See note nineteen to the consolidated financial statements of Item 8 of this Form 10-K for further discussion of discontinued operations.

                                                 SELECTED CONSOLIDATED FINANCIAL DATA

                                                             AS REPORTED                                    PRO FORMA

                                                             ------------    -----------    --------------------------------------
                                                                2003            2002           2001            2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (RESTATED)     (RESTATED)      (RESTATED)
SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Revenue.................................................   $  2,341.6    $  2,323.6     $ 2,518.3      $  2,599.0      $ 2,759.2
   Income (loss) from continuing operations before
     cumulative effects of accounting changes..............   $     85.1    $    (96.9)    $  (570.1)     $   (344.8)     $  (155.3)
   Net income (loss).......................................         85.1        (232.5)       (576.0)       (1,240.8)        (137.7)
   Earnings per share:
      Income (loss) from continuing operations before
        cumulativeeffects of accounting changes
            Basic..........................................   $      .28    $     (.33)    $   (2.00)     $    (1.27)     $    (.57)
            Diluted........................................          .28          (.33)        (2.00)          (1.27)          (.57)
      Net income (loss)
            Basic..........................................   $      .28    $     (.79)    $   (2.02)     $    (4.56)     $    (.51)
            Diluted........................................          .28          (.79)        (2.02)          (4.56)          (.51)

SELECTED CONSOLIDATED BALANCE SHEET DATA (AS REPORTED):
   Total assets............................................   $ 11,202.7    $ 10,718.0     $11,565.4      $ 12,853.4      $12,978.2
   Long-term debt, less current maturities.................      1,528.9       1,884.5       2,314.0         3,091.3        3,636.1
   Stockholders' equity....................................      1,527.0       1,326.7       1,456.4         2,025.0        3,495.3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(DOLLARS IN MILLIONS, EXCEPT AVERAGE SALES PRICES AND PER SHARE DATA)

RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

    We restated our previously issued financial statements for the fiscal years ended December 31, 2000, 2001 and 2002, the interim quarters of 2000, 2001 and 2002, and the first three quarters of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and notes to the consolidated financial statements.

    Effective January 1, 2000, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), and recorded a liability for Deferred preneed cemetery contract revenues of approximately $1.8 billion. This deferred revenue represented presold cemetery merchandise and services that had not been delivered or had not been performed.

As a result of the adoption of SAB 101, we significantly changed our accounting procedures and controls to comply with the new revenue recognition accounting policies under SAB 101. Beginning in the latter part of 2000 and continuing through 2001 and 2002, we improved our procedures and controls for reporting the delivery of cemetery merchandise and performance of services. These improvements identified approximately $110 million of preneed cemetery contract items that had been delivered or performed, but for which no revenues had been recognized. Previously, we recorded revenues associated with these preneed cemetery contract items as changes in estimates in the period identified in our accounting system. The amounts (per quarter), where material, have been previously disclosed as changes in estimates under our previous interpretation of the accounting rules in our annual reports on Form 10-K for the years 2001 and 2002. These amounts, where material, were also disclosed in our earnings press releases and quarterly reports on Form 10-Q. We have now determined to report the recognition of revenues for these items in the periods in which the cemetery merchandise and services were delivered or performed. Additionally, we also concluded that previously reported deferred revenues included approximately $41 million of items for which delivery or performance occurred, but revenue recognition had not occurred. Therefore, the restatement includes adjustments related to these two items affecting the cumulative effect of the adoption of SAB 101, revenues and deferred revenues from 2000 through 2003 to report cemetery merchandise and service revenues in the period these items were delivered or performed.

    We have also reviewed our accounting policy for amortizing prearranged funeral deferred selling costs and have changed the methodology for amortizing these costs from a straight line basis to a method more in proportion to when the associated revenues are recognized. We have included this change in amortization in our restated results.

    The effect of the restatement of our previously reported consolidated statement of operations and consolidated balance sheet for the periods described above is as follows:

(Dollars in thousands, except             YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
per share data)                         ---------------------------      ---------------------------     -------------------------
                                                   2002                             2001                            2000
                                        ---------------------------      ---------------------------     -------------------------
                                        AS REPORTED     AS RESTATED      AS REPORTED     AS RESTATED     AS REPORTED   AS RESTATED
                                        -----------     -----------      -----------     -----------     -----------   -----------
Selected consolidated statement of
  operations data:
     Revenues......................     $ 2,333,429     $ 2,323,619      $ 2,567,437     $ 2,518,294      $ 2,579,238   $ 2,599,021
     Costs and expenses............     $(1,969,514)    $(1,960,694)     $(2,208,051)    $(2,200,789)     $(2,251,596)  $(2,261,738)
     Gross profits.................     $   363,915     $   362,925      $   359,386     $   317,505      $   327,642   $   337,283
     Operating income (loss).......     $     1,510     $       520      $  (338,846)    $  (380,727)     $  (252,885)  $  (243,244)
     Loss from continuing
        operations before income
        taxes and cumulative
        effects of accounting
        changes....................     $  (133,180)    $  (134,170)     $  (527,673)    $  (569,554)     $  (482,375)  $  (472,734)

     Benefit (provision) for
        income taxes...............     $    36,860     $    37,244      $   (64,223)    $   (47,986)     $    78,825   $    75,087

     Cumulative effects of
        accounting changes (net
        of income taxes)...........     $  (135,560)    $  (135,560)     $    (7,601)    $    (7,601)     $  (909,315)  $  (866,084)
     Net loss......................     $  (231,880)    $  (232,486)     $  (597,796)    $  (623,440)     $(1,343,251)  $(1,294,117)
     Basic and diluted earnings
       per share:
       Loss from continuing
         operations before
         cumulative effects of
         accounting changes........     $      (.33)     $     (.33)     $     (2.08)    $     (2.17)     $     (1.48)  $     (1.46)
        Net loss...................     $      (.79)     $     (.79)     $     (2.10)    $     (2.19)     $     (4.93)  $     (4.75)

                                                                                  AS OF DECEMBER 31, 2002
                                                                           -----------------------------------
                                                                              AS REPORTED          AS RESTATED
                                                                           ------------           ------------
           Selected consolidated balance sheet data:
                Inventories.....................................           $    135,529           $    136,932
                Total current assets............................           $    617,521           $    618,924
                Deferred charges and other assets...............           $    718,567           $    711,417
                Total assets....................................           $ 10,723,785           $ 10,718,038
                Deferred cemetery contract revenues, net........           $  1,672,661           $  1,629,540
                Deferred income taxes...........................           $    429,868           $    444,358
                Accumulated deficit.............................           $ (1,046,029)          $ (1,023,145)
                Total stockholders' equity......................           $  1,303,771           $  1,326,655
                Total liabilities and stockholders' equity......           $ 10,723,785           $ 10,718,038

    See note twenty-one to the consolidated financial statements for the effect of the restatement upon quarterly unaudited financial data.

OVERVIEW

    Service Corporation International (SCI), headquartered in Houston, Texas, is the world's largest funeral and cemetery company. At December 31, 2003, we operated 2,225 funeral service locations, 417 cemeteries, and 183 crematoria in eight countries. North America operations represented 56% of funeral service locations, 97% of cemeteries and 77% of crematoria owned at December 31, 2003, and approximately 73% of consolidated revenues and 77% of consolidated gross profits.

North America Operations

    To meet the needs of different markets, the funeral and cemetery operations in North America are organized into 32 major markets and 44 middle markets. Each market is led by a market director with responsibility for both funeral and cemetery operations as well as preneed sales in their particular market.

 Within each market, the businesses realize efficiencies by sharing common resources such as personnel, preparation services, and vehicles. To assist market directors with financial and administrative needs as well as human resource issues, there are three market support centers in North America. These support centers, commonly referred to as "hubs" are located in Houston, New York and Los Angeles. The market support centers help to facilitate the execution of corporate strategies, coordinate the communication between corporate office and the field, and act as liaisons for implementation of policies and procedures.

International Operations

   On March 11, 2004, we sold our funeral operations in France and then purchased a 25% equity interest in the acquiring company. We also have a minority interest equity investment in the United Kingdom. Remaining international operations outside of North America consist of funeral businesses in Singapore and primarily cemetery businesses in Argentina, Chile and Uruguay. It is our intention to exit these remaining international businesses when market values and economic conditions are conducive to a sale or joint venture. At this time, we believe our focus is best spent in North America where significant opportunities for growth exist.

STRENGTHS AND CHALLENGES

    SCI is the dominant industry leader in North America. While there are three other publicly-traded companies that operate in our industry, we have more physical locations and serve more consumers than the rest of the public peer group combined. With that said, the industry remains highly fragmented with these three public companies and SCI combined representing approximately 20% of the total industry, and the other 80% of the industry is represented by independent funeral and cemetery operators. In 2000, we launched the first national branding strategy in the funeral service industry in North America under the name Dignity Memorial(R). While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired locations generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo.
H. Lewis & Sons Funeral Directors, a Dignity Memorial(R) provider. We believe SCI is the only company in our industry to successfully implement a national brand. We believe that a national brand gives us a competitive advantage and is discussed further in our strategies for growth described below.

    Our core business can be characterized as stable, reflective of favorable demographics and relatively predictable revenue and cash flow streams that are further enhanced by more than $5,100 million of deferred revenues associated with North America preneed funeral and cemetery sales. This backlog of future revenues is primarily supported by investments in trust funds or third party insurance companies.

    We and others in the industry face certain challenges in growing revenues. The primary external factors impacting revenue growth are a lack of near-term growth in the number of deaths and an increasing trend toward cremation. Although the United States Census Bureau projects that the numbers of deaths will grow between 0.7% and 0.8% annually through 2010, modern advances in medicine and healthier lifestyles could reduce the numbers of deaths during this time. Our comparable (same store) funeral services performed declined 1.6% in 2003 which we believe is consistent with, or in certain instances less than, the declines experienced by other companies in the funeral service and casket manufacturing industries as well as mortality data reported by the Centers for Disease Control and Prevention (CDC). Preliminary mortality statistics reported by the CDC reflect a decline in the number of deaths in the United States of more than 2.0% in 2003 versus 2002.

    In North America, social trends, religious changes, environmental issues and cultural preferences are driving an increasing preference for cremation. SCI is the largest provider of cremation services in North America where approximately 39% of the total funeral services we perform are cremation services as compared to the national average of approximately 30%. Our cremation mix is greater due to the high concentration of properties we own along the west coast of the United States, Florida, and Arizona where cremation rates exceed 45%. The rate of cremation in North America has been increasing approximately 100 to 150 basis points each year and we expect this trend to continue in the near term. A cremation service historically has generated less revenues and gross profit dollars than a traditional funeral service. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. We believe we are well positioned to address this growing trend and have experienced initial success through the use of contemporary marketing strategies and unique product and service offerings that specifically appeal to cremation consumers. See further information regarding initiatives to address cremation as part of our overall revenue growth strategy described below.

THE PATH TO GROWTH

    With the significant progress made in reducing debt and increasing cash flow since 1999, we believe our current capital structure affords us improved financial flexibility. Our primary focus has shifted to initiatives that will grow revenues and earnings. In the near term, we believe that cost reduction efforts will be the main means to improving earnings. We believe strategies centered on our national brand, Dignity Memorial(R), and other revenue growth initiatives will provide the framework that will drive sustainable growth over the longer term.

IMPROVING THE INFRASTRUCTURE

    We have historically had an infrastructure that did not fully realize the inherent efficiencies in our large organization. As a result, we did not fully capitalize on the benefits of standardization, technology, process improvement and outsourcing programs. Some of the key actions taken to improve the infrastructure while reducing costs include redesigning our sales organization, improving business and financial processes, implementing new information systems, and changing the management structure.

    In late 2002 and early 2003, we made significant changes to the structure and processes of the sales organization. These changes included eliminating certain lead generation programs, incentive travel programs and other inefficient sales activities and shifting to a sales model based on personal referrals and standardized professional certification, redesigning sales management compensation programs to profit-based measures from revenue-based measures and reducing sales management positions. We are also in the final stages of shifting to a compensation model for sales counselors that is variable and directly related to the production of new business. Historically, sales counselors' compensation was based solely on commissions. These changes made to the sales organization were a significant driver of improved cemetery margins in 2003.

    In 2003, we began to focus on improving business and financial processes and systems that support our North America funeral and cemetery operations. The information systems used by us in the field were proprietary systems developed by us internally. There were three separate systems (funeral, cemetery and trust administration) and the systems operated independent of each other. These systems were costly to maintain. In 2003, we began to implement a new information system in the field that would replace the three separate contract entry systems and integrate these functions into one system. In addition, process improvement reviews resulted in our decision to outsource certain accounting functions, including accounts payable and payroll, and to change outsourcers for trust administration.

    Having simplified our sales approach and redesigned our financial, technical and administrative infrastructure, we were able to make significant changes to the field management structure in late 2003. The old management structure consisted of multiple layers and two organizations (sales and operations). The new management structure is based on a major market and middle market concept with the understanding that our markets and businesses are not all the same and can benefit from different management approaches. We eliminated the dual management organizations and now have one person responsible for each market who has the ability to lead in a multi-segment environment, who is focused on growing our business and who is committed to the Dignity Memorial(R) standards and brand. This single line management structure is expected to increase accountability and execution, improve communication and reduce overhead costs. To assist market directors with financial and administrative needs as well as human resource issues, there are three market support centers, commonly referred to as "hubs". The market support centers help facilitate the execution of corporate strategies, coordinate the communication between the corporate office and our operating locations, and act as liaisons for implementation of policies and procedures, including monitoring and enhancing our internal control policies and procedures.

BUILDING THE BRAND

    SCI has implemented the first national brand in the funeral service industry called Dignity Memorial(R). Internally, we are focused on ensuring that we have consistency in service standards and processes across our network of businesses. We want every customer interaction to be the standard "Dignity" interaction, which is based upon values of integrity, respect, enduring relationships and service excellence. All of our employees who interact with consumers must complete a Dignity certification process. Additionally, we are developing a comprehensive training program under the name "Dignity University" that incorporates required specific curriculum for each job type within SCI using a combination of traditional classroom, web-based courses, virtual classroom and on-the-job training for the more than 20,000 individuals that we employ in North America.

    Externally, we continue to enhance signage and local advertising efforts using the Dignity(R) name and logo. Through our national brand we are the sponsor of several nationally recognized community programs including Dignity Memorial Escape School(R) (www.escapeschool.com), which provides parents and their children with critical abduction prevention and escape techniques,

Dignity Memorial Smart and Safe Seniors(R) (www.smartandsafe.com), which educates seniors about consumer fraud, cons and scams, home break-ins, travel safety and other topics, and The Vietnam Wall Experience (www.vietnamwallexperience.com), which is a traveling, three-quarter-scale replica of the Vietnam Veterans Memorial in Washington, D.C. We are also currently testing new television, radio and print advertising, which if successful, will be launched on a national basis. This new media advertising focuses on the unique products and services exclusive to Dignity Memorial(R) providers.

    It is our belief that today's funeral consumers' preferences are changing. The focus in this industry historically has been on selling caskets, flowers and interment rights. Based on our market studies, we believe customers are less interested in buying products and more interested in creating a meaningful experience and receiving professional help to deal with the aspects of what occurs when a loved one dies. Through our Dignity(R) brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer through the entire experience. Some of the exclusive items offered through Dignity providers include grief counseling services through a 24-hour Compassion Helpline, legal services membership, internet memorial archive capabilities through Making Everlasting Memories (www.mem.com) and the Aftercare(R) Planner - a comprehensive organizing system that helps families manage the many business details that arise after a death occurs. Dignity benefits also include the Bereavement Travel Program, a unique feature through which customers can obtain special rates on airfare, car rentals and hotel accommodations for family and friends who must travel from out of town to attend memorial services. Depending on the number of visitors and the cities from which their travel originates, the cumulative savings in connection with one funeral can be in the hundreds - even thousands - of dollars. Importantly, these products and services appeal to both burial and cremation consumers. We are also focusing on programs that offer consumers new ways to personalize funeral services and create meaning in the experience.

GROWING OUR REVENUES

    As described earlier, we believe improvements in our cost structure will drive near term earnings growth; however, we realize to achieve sustainable long-term growth that we must grow our revenues. We believe we can be successful in this regard by developing the Dignity brand, listening to our consumers and developing an approach that takes our Company to new levels.

Enhancing Sales Opportunities

    We believe we can grow core revenues by utilizing technology and contemporary marketing strategies to enhance our sales opportunities and strengthen the competitive advantage of our national brand, Dignity Memorial(R). In this regard, particular focus is being placed on selling Dignity Memorial(R) packaged funeral and cremation plans, developing product differentiation within our cemeteries, and enhancing our cremation strategies.

    Our national brand name, Dignity Memorial(R), also represents a unique set of packaged funeral and cremation plans offered exclusively through our network on an atneed and preneed basis. These packages are designed to simplify customer decision-making and include the unique value-added products and services described earlier which have traditionally been unavailable through funeral service locations. Our customer satisfaction index, as measured by independent surveys completed by consumers three weeks following a funeral, continues to reach record levels which we believe is largely attributable to the value and savings consumers receive when they select a Dignity package. When Dignity packages are sold, it results in significant incremental revenue and gross profit margin per funeral service compared to non-Dignity sales due to the comprehensive product and service offerings they provide. On a burial funeral, Dignity packaged sales generate on average approximately $2,800 more than non-Dignity sales. On a cremation service, Dignity packaged sales generate approximately $1,700 more than non-Dignity sales. In 2003, approximately 16% of the total funeral consumers we served selected a Dignity package. On a preneed basis, approximately 20% of funeral prearrangement contracts sold were Dignity plans. A key initiative to help drive increases in the selection rate of Dignity packaged plans is through improved merchandising techniques. In a limited number of test locations, modifications are being made to casket selection rooms that will place less emphasis on traditional funeral merchandise and more focus on the comprehensive product and service offerings unique to Dignity Memorial providers. These new displays and other presentation models also offer a special emphasis on personalization options. We will continue to enhance and make modifications to these new displays in the test locations in early 2004. As we finalize a model of what works best, these new modifications will be launched nationally in late 2004 and 2005.

    We are also beginning to use more contemporary marketing strategies within our cemetery segment. Initiatives are underway to employ a tiered-product strategy that emphasizes a wide range of product offerings versus only grave spaces. Special emphasis is being placed on the development of high-end cemetery property projects such as private family estates. As of December 31, 2003, this tiered-product strategy had been implemented in less than 15% of the more than 400 cemeteries that we own and we believe this initiative will be a key driver of cemetery revenue growth in 2004 and 2005.

    To grow core revenues and profits, we believe we must address the growing trend toward cremation. We believe a successful cremation strategy is built on product differentiation, personalization and simplicity. The sale of Dignity Memorial(R) cremation plans can have a meaningful impact in the near term as these sales on average result in more than $1,700 of incremental revenue per service to us compared to non-Dignity cremation sales. We are also developing new displays to be used in the arrangement process that clearly explain the products and services available to cremation consumers. Within the cemetery segment, we are promoting cremation gardens, which are separate sections located within certain of our cemeteries where cremated remains can be permanently placed and that contain other unique memorialization products. We continue to develop and expand our national brand, National Cremation(R), which targets the direct cremation consumer. And finally, comprehensive training programs are being developed to support and drive these key initiatives, as well as to focus on creating a personal and meaningful experience for the cremation consumer.

Increasing Market Share

    We believe that SCI has unique opportunities to grow market share due to its size and geographic diversity. We believe that a national brand will provide us access to new customers over the long term due to an increasingly mobile society in North America. We think consumers today are less likely to know a funeral director personally or live in the same area as past generations who may have used funeral home services before. A favorable experience with Dignity Memorial(R) through one of our community outreach programs, attending a funeral service at a Dignity location, or through previous use of a Dignity provider may influence a consumer to choose one of our funeral homes. Our centralized marketing effort will utilize information from our broad customer databases to determine geographic, demographic and lifestyle information about our consumers in order to promote awareness of the Dignity Memorial(R) brand name, our local names, and our provider network in the most efficient and effective manner. In addition, we will continue to capitalize on our nationwide network of providers to develop affinity relationships with large groups of individuals to whom we could market our products and services including employers, social organizations and insurance companies. Our most strategic affinity partnership today is with the Veterans of Foreign Wars and Ladies Auxiliary whose membership exceeds two million. Over the longer term, we believe these types of groups can be key influencers in the funeral home selection process.

    In addition to reducing costs, our new management structure is intended to have our strongest business leaders driving results in each of our markets. Under the new structure, many of the administrative and financial functions are now handled by support centers and the geographical scope of responsibility and accountability for business leaders has been narrowed. We believe this allows our market leaders to have a greater focus on developing people, growing market share and improving profitability in their respective markets. In addition, we continue to use market action plans as a measurement tool to drive accountability and improved results. Market leaders identify the strengths, weaknesses, opportunities and threats of their local area and develop supporting action plans in response that include measurable objectives, necessary resources and a timetable for completion.

    We are also targeting expansion through acquisition or construction in the top 150 markets in North America where probable investment returns will exceed our cost of capital. We will focus future growth capital deployment in the major metropolitan markets where there are large population bases and where multiple businesses are more conducive to clustering and contemporary marketing strategies and it is easier to attract quality management. Over the longer term, the potential for a franchise opportunity exists for further expansion in the smaller markets. In a franchise relationship we could recruit independent funeral providers to join the Dignity Memorial(R) network and earn fees for a comprehensive range of services that we could provide to the franchisee - all at very little or no capital cost to us.

OUTLOOK FOR FISCAL 2004

    Our outlook for 2004 demonstrates continued strength in cash flows and further improvements to the capital structure. We expect growth in operating margins in 2004 largely as a result of infrastructure improvements and cost reduction programs that began in 2003. As discussed earlier in this section, initiatives centered on our Dignity Memorial(R) brand are being further developed to increase revenues and profits while addressing the consumers' increasing preference for value-added products and services that assist them through the entire experience when a death occurs. In 2004, we anticipate increases in the selection rate of Dignity Memorial packaged funeral and cremation plans. We are continuing to focus on the development of strategic high-end cemetery inventory and implementation of a tiered-product approach and standard pricing model in each of our cemeteries.

    The outlook below provides ranges for certain operating measures on the income statement that could be used to calculate a broad range of expected diluted earnings per share; however, we believe it is more appropriate to use the range of expected diluted earnings per share provided because of the uncertainty of developments described below.

HIGHLIGHTS OF FISCAL 2004 OUTLOOK
(In millions)

      OPERATING MEASURES
           North America Comparable Operations
             Funeral Revenues                       $1,120  -  $1,170
             Funeral Gross Margin Percentage            20% -      24%
             Cemetery Revenues                      $  500  -  $  550
             Cemetery Gross Margin Percentage           13% -      17%
           General and Administrative Expense       $   65  -  $   70
           Interest Expense                         $  127  -  $  130
           Annual Consolidated Effective Tax Rate       15% -      18%
           Diluted Earnings Per Share               $  .42  -  $  .50

      CASH FLOW AND OTHER MEASURES
           Cash Flows from Operating Activities     $  270  -  $  310
           Capital Expenditures                     $  100  -  $  120
           Depreciation and Amortization            $  125  -  $  135

     Diluted earnings per share guidance and all other outlook provided above specifically exclude the following:

o Any impact from the implementation of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
          (ARB) 51". This standard was originally required to be implemented in the third quarter of 2003. In December 2003, the FASB issued a revision (FIN 46R) which allows companies to defer implementation. We will implement FIN 46R as of March 31, 2004. For a complete discussion of the effect that the implementation of FIN 46R could have on our financial statements, see Critical Accounting Policies, New Accounting Pronouncements and Accounting Changes within this Management's Discussion and Analysis of Financial Condition and Results of Operations and note three to the consolidated financial statements in
          Item 8 of this Form 10-K.
o The recognition of a charge of approximately $55 million (pretax) for the cumulative effect of an accounting change associated with pension plan accounting. Effective January 1, 2004, we changed the accounting for gains and losses on our pension plan assets and obligations to recognize these gains and losses as they occur. In our outlook for 2004, we anticipate this change will reduce pension expenses in 2004 compared to 2003; however, because gains and losses will be recognized currently, market conditions could cause an adverse effect on results of operations as these gains and losses will be recognized currently. See note four to the consolidated financial statements in
          Item 8 of this Form 10-K.
o Any impact from potential changes to our accounting for insurance funded prearranged funeral contracts and other accounting changes.
o The recognition of costs associated with settlements of litigation and the recognition of receivables for insurance recoveries associated with litigation.
o The possibility of gains or losses associated with early extinguishments of debt.
o The possibility of gains or losses associated with asset dispositions or joint ventures.
o The possibility of changes in the capital structure, including new debt issuances and a new credit facility.
o The possibility of the recognition of a cumulative effect of an accounting change under generally accepted accounting principles (other than FIN 46R and the change in pension accounting described above).

Please refer to the discussion of risks related to our business and to the death care industry that could also affect this outlook in the Cautionary Statement on Forward-Looking Statements section in Item 7 of this Form 10-K.

The following commentary describes our assumptions, estimates and beliefs supporting our 2004 outlook:

Operating Measures

o Comparable financial information as used in our 2004 outlook is intended to be reflective of "same store" results and excludes the effects of acquisition or construction as well as divestitures or joint ventures.

o The outlook for North America comparable funeral revenues assumes the number of funeral services performed will be flat to slightly down with an increase in cremation services performed offset by a 1% to 3% increase in the overall average revenue per funeral service compared to 2003 levels.
o North America comparable cemetery revenues are expected to be lower than 2003 levels due to a decline in cemetery construction revenues to more normalized levels. Revenues associated with cemetery property development projects in 2003 were approximately $60 million. Normalized levels of construction revenues in 2004 are expected to be $25 to $30 million. Offsetting this decline in revenues are anticipated increases in preneed sales as our sales structure becomes more stabilized following the significant changes that occurred in late 2002 and 2003.
o North America funeral and cemetery gross margin percentages are expected to improve in 2004 compared to 2003 primarily due to the recent business process and operating management structure changes and expected reductions in pension plan expenses.
o General and administrative expenses in 2003 were $178.1 million and included $95.2 million of net costs associated with various litigation-related matters. Also included in 2003 were accelerated systems amortization costs of $13.8 million that ceased in the third quarter of 2003. Excluding these litigation expenses and accelerated system amortization costs, general and administrative expenses in 2003 would have been $69.1 million. For 2004, we are estimating general and administrative expenses to be $65 to $70 million (excluding the possibility of the recognition of costs associated with settlements of litigation or receivables for insurance recoveries). Reductions in system costs will be somewhat offset by increased expenses associated with Sarbanes-Oxley compliance and compensation programs.
o Interest expense is expected to decrease $13 to $16 million in 2004 compared to 2003 as a result of retiring debt that is scheduled to mature in 2004. Interest expense expected in 2004 of $127 to $130 million includes approximately $10 million associated with amortization of deferred loan costs. The outlook for interest expense does not take into consideration any additional debt reduction that could occur with proceeds from asset sales or joint ventures or from cash flows from operating activities.
o The consolidated effective tax rate is expected to be 15% to 18% in 2004 compared to 25.6% in 2003. These unusually low rates are attributable to tax benefits received from certain international transactions. The 2004 expected effective tax rate on an annual basis for 2004 includes approximately $30 million of tax benefits associated with the joint venture of our France operations which will be realized in the first quarter of 2004. The consolidated effective tax rate in the remaining quarterly periods is expected to be 32% to 35%.
o The range for expected diluted earnings per share assumes dilution from shares associated with the 6.75% convertible notes due 2008.

International Operations

o On March 11, 2004, we completed the joint venture of our funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, we received net cash proceeds of approximately $300 million and a note receivable in the amount of 10 million euros. As a result of the transaction, we expect to recognize a pretax gain on the sale of approximately $10 to $20 million in the first quarter of 2004. We also anticipate receiving tax benefits of approximately $30 million in 2004 related to the transaction. Our consolidated reported results for the year 2003 included $584.6 million in revenues and $68.3 million in gross profits that were associated with France.
o Remaining international operations consist primarily of cemetery businesses in South America, where we anticipate modest improvement, net of currency fluctuations.
o We own a 20% minority equity investment in funeral and cemetery operations in the United Kingdom. Pending a successful public offering transaction, we expect to receive proceeds of approximately $50 to $60 million in the second quarter of 2004 associated with the sale of our holdings in stock and notes in these operations.

Cash Flow and Other Measures

o Cash flows from operating activities in 2003 were $374.1 million and included a tax refund of $94.5 million and payments of $27.1 million, net of insurance recoveries, made during 2003 to resolve certain litigation matters. Had we not received the tax refund or incurred these net litigation payments, cash flows from operating activities in 2003 would have been $306.7 million. Cash flows from operating activities in 2004 are expected to be $270 to $310 million. This amount includes our ownership of France through March 11, 2004, and excludes the $100 million payment related to the proposed settlement of certain Florida litigation and any possible payments that could be made associated with other litigation matters. It also excludes any receipts from insurance recoveries related to litigation matters and the cash contribution to our frozen pension plan as discussed below.

         Anticipated improvements in North America funeral and cemetery margins and reduced interest expense are expected to offset the loss of cash flows from operating activities in 2004 due to the joint venture of France, the discontinued use of surety bonding in Florida as discussed below.

o Excluded from our 2004 outlook for cash flows from operating activities are payments made related to litigation matters. In February 2004, we paid $100 million into escrow to settle certain litigation matters in Florida. We expect this payment to be partially offset by the receipt of $25 million in recoveries under the first layer of our insurance coverage in 2004.

     o On March 11, 2004, we completed the joint venture of our funeral operations in France. In 2003, cash flows from operating activities were approximately $33 million associated with these businesses in France.
     o In the first quarter of 2004, we made a voluntary cash contribution of $20 million to our frozen pension plan to increase the fair value of the plan assets. This contribution is excluded from our 2004 outlook for cash flows from operating activities.
     o In February 2004, we discontinued the use of surety bonding as a means to provide financial assurance to customers for the prospective sale of preneed contracts in Florida. Beginning with contracts written in early 2004, we have elected to deposit customer receipts from the sale of preneed contracts into trust funds in accordance with state requirements. As a result of this change, our cash flows from operating activities will decline by $15 to $20 million, net of prospective trust receipts, in 2004 over 2003 levels. In subsequent periods, the impact to cash flows is expected to be immaterial. Not included in the outlook for 2004 are other potential changes regarding the use of surety bonding. We are currently evaluating our surety bonding program and may elect to discontinue the use of bonding in other states or cancel certain outstanding bonds and replace with funds in trusts in accordance with state regulations.
     o Payments on restructuring charges are expected to increase by approximately $7 million in 2004 compared to 2003 primarily due to severance costs associated with the reorganization of our operating management structure in the fourth quarter of 2003.
     o Similar to 2003, we do not expect to pay U.S. federal income taxes in 2004 due to significant tax loss carry-forwards. Because of these tax loss carry-forwards, we believe we will not pay cash taxes until 2006. In 2004, we expect to pay approximately $5 million for various state and Canadian province taxes.
     o Capital expenditures in 2004 are expected to be $100 to $120 million compared to $116 million in 2003. Increases in North America capital spending will be offset by reductions related to the joint venture of France. In 2003, $34.3 million of our total capital expenditures were associated with operations in France. Of the total projected capital expenditures in 2004, we expect to spend approximately $65 to $70 million on capital improvements that we believe are necessary to maintain our existing facilities in a condition consistent with company standards and extend their useful lives. This includes approximately $5 million related to our partial year ownership of France in 2004. Growth-oriented capital spending in North America is expected to increase due to investments in new funeral service facilities, Dignity(R)product displays in our funeral homes, and in developing strategic high-end cemetery property inventory.
     o Depreciation and amortization expense is expected to decline in 2004 compared to 2003 primarily due to the elimination of accelerated systems amortization costs and a reduction in cemetery deferred selling amortization costs due to expected lower levels of preneed revenues in 2004.

CRITICAL ACCOUNTING POLICIES, NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING
CHANGES

    Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The following is a discussion of our critical accounting policies pertaining to revenue recognition, the impairment or disposal of long-lived assets, and the use of estimates.

Revenue Recognition

    Funeral revenue is recognized when funeral services are performed. Our trade receivables primarily consist of amounts due for funeral services already performed. We sell price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings and increasing insurance benefits, are deferred until such time that the funeral services are performed (see notes three and five to the consolidated financial statements in Item 8 of this Form 10-K).

    Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66, "Accounting for the Sales of Real Estate" (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10%) of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed (see notes three and six to the consolidated financial statements in Item 8 of this Form 10-K).

Impairment or Disposal of Long-Lived Assets

    We review our goodwill annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), by assessing the fair values of each of our reporting units compared to our reported carrying amounts. We determine the fair value of the reporting units based on several valuation methodologies (discounted future cash flows and multiples of revenue) in order to assess impairment. If the fair value is less than our carrying amounts, the deficiency is charged to expense.

    We review our deferred selling costs for impairment in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60). We incur deferred selling costs associated with our deferred revenue from (1) prearranged funeral contracts which will be funded by trusts and (2) preneed cemetery contracts. When circumstances indicate our deferred selling costs are not recoverable compared to the associated portfolio of deferred revenue, the deficiency is charged to expense.

    We review our remaining long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to us are recorded at the lower of their carrying amount or fair value less estimated cost to sell.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. Key estimates used by management, among others, include:

Allowances - We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables, our prearranged funeral and preneed cemetery deferred revenues, as well as for our funeral and cemetery deferred selling costs. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.

Depreciation of long-lived assets - We depreciate our long-lived assets over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements. In 2002, we changed the estimated useful life of our existing information technology systems as a result of the decision to implement a new North America point of sale system and an upgraded general ledger system. We recognized approximately $13.8 and $13.5 million of additional amortization expense related to this change in estimate in 2003 and 2002, respectively.

Amortization of deferred selling costs - Deferred selling costs, which relate to our deferred revenues associated with prearranged funeral contracts (which will be funded by trusts) and preneed cemetery contracts, are expensed in proportion to the applicable revenue when recognized in the consolidated statement of operations.

Taxes - Our ability to realize the benefit of deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States and, therefore, have not provided for deferred federal income taxes on such unremitted foreign earnings.

Pension cost - Our pension costs and liabilities are actuarially determined based on certain assumptions, including expected long-term rates of return on plan assets and the discount rate used to compute future benefit obligations. It is our policy to use a discount rate comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company's pension benefits. In 2003 and in prior years, actuarial gains and losses resulting from changes in the assumptions, or experience differences from those assumptions, are amortized over the remaining service period of active employees expected to receive benefits under the plans.

     Since 2002, we have used a 9.0% assumed rate of return on plan assets as a result of a high allocation of equity securities within the plan assets. At December 31, 2003, 74% of the plan assets were equity securities with the remaining 26% of plan assets being represented by fixed income securities. As of December 31, 2003, the equity securities were invested approximately 40% in U.S. "Large Cap" investments, 15% in international equities, 10% in U.S. "Small Cap" investments and 9% in the Company's stock. Our actuaries estimate the expected performance over a ten year period of each class of security. The 9.0% rate of return on plan assets was determined by allocating these expected long-term returns to the different components of the assets.

     Pursuant to the previously mentioned $20 million infusion of funds into the plan in early 2004, we expect to rebalance the plan assets to have a lower percentage invested in traditional equity securities and fixed income securities and instead incorporate investments in hedge funds. We believe that this reallocation will reduce the volatility with limited reduction of returns.

     Furthermore, we are changing our method of accounting for gains and losses on pension assets and obligations in 2004 to recognize such gains and losses during the year in which they occur. In addition to the change in our investment strategy described above, we expect to record net pension expense reflecting estimated returns on plan assets and obligations for our interim financial statements. Under the new accounting policy, upon completion of our annual remeasurement during the fourth quarter, we will recognize actual gains and losses on plan assets and obligations. Therefore, pension expense during the fourth quarter could be different than amounts recorded in interim periods. Additionally, the rate of return on pension plan assets could be lower in 2004 due to the accounting change to immediately recognize gains and losses and due to the reallocation of plan assets as discussed above. See accounting changes and note four to the consolidated financial statements in Item 8 of this Form 10-K for details of this accounting change.

     Insurance loss reserves - We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability and workers compensation insurance coverages structured with high deductibles. This high deductible insurance program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages and falling within the deductible of each coverage through the use of qualified and independent actuaries. A variety of actuarial methodologies are applied to the underlying loss data by the actuary in arriving at an estimate of the "reasonably possible" loss range. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness will generally effect the analysis and determination of the "best estimate" of the projected ultimate claim losses. The results of these actuarial evaluations are used to both analyze and adjust our insurance loss reserves.

New Accounting Pronouncements

    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity and risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allows companies with certain types of variable interest entities to defer implementation until March 31, 2004.

    We are currently in discussions with the Staff of the Securities and Exchange Commission related to our implementation of FIN 46R. The discussion relates to (i) the consolidation under FIN 46R of our prearranged funeral and preneed cemetery merchandise and service trusts; (ii) the potential consolidation of our cemetery perpetual care trust funds; and (iii) the policies of recognition of the associated investment earnings of the trust funds.

    We believe, at this time, that we will consolidate the prearranged funeral and preneed cemetery merchandise and service trust funds upon implementation of FIN 46R. Upon consolidation, the large majority of the trust assets will be recorded at fair value. We are unclear at this time whether we will consolidate the cemetery perpetual care trust funds upon implementation of FIN 46R. Currently, the perpetual care trust funds are not recognized on our consolidated balance sheet. If the cemetery perpetual care trust funds are consolidated, we believe we will recognize an asset and a corresponding liability in our consolidated balance sheet of approximately $650 million. The large majority of the assets of cemetery perpetual care trust funds will be recorded at fair value.

    Currently, we defer investment earnings associated with prearranged funeral and preneed cemetery merchandise and service trust funds until the corresponding merchandise is delivered or the service is performed. It is unclear at this time whether this revenue recognition policy will continue upon implementation of FIN 46R, or if we will have to recognize these trust fund earnings in a revised manner, such as at the time the trusts funds themselves earn such investment earnings.

    Realized investment earnings from cemetery perpetual care trust funds recognized in current cemetery revenues as they are intended to defray cemetery maintenance costs. We expect to continue recognizing these investment earnings under this new accounting policy.

    We believe the consolidation of the prearranged funeral and preneed cemetery merchandise and service trust funds (and possibly the cemetery perpetual care trust funds) will have an effect on certain components within our consolidated statement of cash flows. Upon such consolidation, proceeds from sales of trust fund investments and disbursements for purchases of trust fund investments will be shown as separate components of cash flows from investing activities. Currently, the cash flows described above are reported within cash flows from operations as they are receivables collected from third parties.

    In addition to potentially consolidating our trust funds, we also believe we will consolidate certain cemeteries managed by us upon implementation of FIN 46R. We expect to recognize a charge of approximately $10 to $20 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries as of March 31, 2004. The results of operations and cash flows of these cemeteries will be included in our consolidated financial statements upon implementation of FIN 46R, although no material impact is anticipated.

    We are also discussing our accounting policies for insurance funded prearranged funeral contracts (see note five to the consolidated financial statements) with the Staff of the Securities and Exchange Commission. The discussion relates to whether amounts recorded in Prearranged funeral contracts, net and Deferred prearranged funeral contract revenues, net associated with such contracts represent assets and liabilities of the Company as defined in Statement of Financial Accounting Concepts No. 6, "Elements in Financial Statements". If it is concluded that these amounts are not assets and liabilities as defined, we will remove from our consolidated balance sheet, amounts relating to insurance funded prearranged funeral contracts recorded in Prearranged funeral contracts, net and Deferred prearranged funeral contract revenues, net which, as of December 31, 2003, were approximately $4 billion and $4 billion, respectively. Such a change in accounting would have no impact on our consolidated stockholders' equity, results of operations or cash flows.

    Effective January 1, 2004, we changed the accounting for gains and losses on our pension plan assets and liabilities. We will recognize such gains and losses in our consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the change is preferable as the new method of accounting better reflects the economic nature of our pension plan and recognizes gains and losses on the pension plan assets and liabilities in the year the gains and losses occur. As a result of this accounting change, we expect to recognize a charge for the cumulative effect of an accounting change of approximately $55 million (on a pretax basis) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities.

RESULTS OF OPERATIONS

    Our results for the fiscal years ended 2002 and 2001 and the first three quarter of 2003 have been restated. The financial data below reflects the effects of the restatement for all periods affected. For details relating to this restatement, see notes two and twenty-one to the consolidated financial statements in Item 8 of this Form 10-K.

    Additionally, we have reclassified certain prior year amounts to conform to the current period financial presentation with no effect on previously reported net income, financial condition or cash flows.

      Total consolidated revenues were $2,341.7 million in 2003 compared to $2,323.6 million in 2002 and $2,518.3 million in 2001. The growth in revenues in 2003 over 2002 is largely attributable to increases in our funeral operations in France and driven by positive currency fluctuations. The decrease in revenues in 2002 compared to 2001 is primarily the result of the sale of our funeral and cemetery operations in the United Kingdom, which previously generated annual revenues of approximately $165 million, and various businesses in North America. Although revenues have declined from 2001 levels, gross profits improved to $365.8 million in 2003 compared to $362.9 million in 2002, which in turn was 14.3% higher than 2001. The gross profit margin was flat at 15.6% in 2003 and 2002 and substantially above 12.6% in 2001 largely as a result of successful ongoing cost reduction initiatives.

   Net income in 2003 totaled $85.1 million compared to net losses in 2002 and 2001 of $232.5 million and $623.4 million, respectively. Net income in 2003 included a pretax gain on the sale of our equity investment in Australia and the collection of an associated note receivable of $45.7 million. Net income in 2003 was negatively impacted by litigation related expenses, net of estimated insurance recoveries, of $95.2 million. Included in these net litigation expenses was the recognition of a $25 million receivable during the fourth quarter of 2003 for expected insurance recoveries under the first layer of our insurance coverage related to the previously announced $100 million proposed settlement of certain Florida litigation. Net losses reported in 2002 and 2001 were impacted by impairment losses on dispositions, expenses related to market value adjustments of certain options associated with our 6.3% notes due in 2003, severance costs of former employees and expenses related to the termination of certain consulting and non-compete contractual obligations.

DETAILED COMPARABLE OPERATING RESULTS FOR 2003, 2002 AND 2001

     Results in all periods presented below are representative of comparable results, which excludes operations that were acquired or constructed after January 1, 2001 and divested by prior to December 31, 2003. Comparable financial results are meant to be reflective of "same store" results of operations. In 2002, we ceased amortization of goodwill as required by SFAS 142; changed the allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues; began recognizing revenues associated with delivered caskets previously prearranged on cemetery contracts as part of funeral operations instead of cemetery operations; and ceased depreciation of operating assets held for sale during 2002. In 2002, we determined transactions to sell or joint venture certain assets would be delayed until after 2002. As a result, we resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002. In January 2003, we once again ceased depreciation of France operating assets held for sale. For purposes of the following discussion, we have presented the financial information for 2001 on a pro forma basis as if these changes had been implemented as of January 1, 2001. The following is a discussion of results of comparable operations by geographic segment:

                                                                                 COMPARABLE
(Dollars in thousands)                                                   YEAR ENDED DECEMBER 31, 2003
                                      ---------------------------------------------------------------------------------------------

                                         North       % of                    % of      Other        % of                    % of
                                        America     Revenue     Europe     Revenue    Foreign      Revenue     Total      Revenue
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                       (Restated)                                                             (Restated)
    Revenues:
         Funeral....................   $1,132,782      67.0%    $591,704     100.0%    $  7,262       16.7%  $1,731,748      74.5%
         Cemetery...................      556,976      33.0%           -         -%      36,271       83.3%     593,247      25.5%
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                       $1,689,758     100.0%    $591,704     100.0%    $ 43,533      100.0%  $2,324,995     100.0%
                                      ============ ========== =========== ========== =========== =========== =========== ==========

    Gross profit and margin percentage:
         Funeral....................   $  214,395      18.9%    $ 69,249      11.7%    $  2,602       35.8%  $  286,246      16.5%
         Cemetery...................       75,267      13.5%           -         -%       8,976       24.7%      84,243      14.2%
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                       $  289,662      17.1%    $ 69,249      11.7%    $ 11,578       26.6%  $  370,489      15.9%
                                      ============ ========== =========== ========== =========== =========== =========== ==========

                                                                               COMPARABLE
                                                                        YEAR ENDED DECEMBER 31, 2002
                                      ---------------------------------------------------------------------------------------------
                                         North       % of                    % of      Other        % of                    % of
                                        America     Revenue     Europe     Revenue    Foreign     Revenue      Total      Revenue
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                       (Restated)                                                             (Restated)

    Revenues:
         Funeral....................   $1,138,984      65.8%    $479,935     100.0%    $  6,862       19.8%  $1,625,781      72.4%
         Cemetery...................      592,287      34.2%           -         -%      27,770       80.2%     620,057      27.6%
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                       $1,731,271     100.0%    $479,935     100.0%    $ 34,632      100.0%  $2,245,838     100.0%
                                      ============ ========== =========== ========== =========== =========== =========== ==========

    Gross profit and margin percentage:
         Funeral....................     $232,632      20.4%    $ 47,407       9.9%    $  2,815       41.0%  $  282,854      17.4%
         Cemetery...................       70,358      11.9%           -         -%       4,737       17.1%      75,095      12.1%
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                         $302,990      17.5%    $ 47,407       9.9%    $  7,552       21.8%  $  357,949      15.9%
                                      ============ ========== =========== ========== =========== =========== =========== ==========

                                                                           COMPARABLE PRO FORMA
(Dollars in thousands)                                                 YEAR ENDED DECEMBER 31, 2001
                                      ---------------------------------------------------------------------------------------------

                                         North        % of                   % of      Other        % of                    % of
                                        America     Revenue     Europe     Revenue    Foreign     Revenue      Total      Revenue
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                       (Restated)                                                             (Restated)
    Revenues:
         Funeral....................   $1,114,686      67.4%    $431,297     100.0%     $11,350       18.5%  $1,557,333      72.5%
         Cemetery...................      539,617      32.6%           -         -%      49,873       81.5%     589,490      27.5%
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                       $1,654,303     100.0%    $431,297     100.0%     $61,223      100.0%  $2,146,823     100.0%
                                      ============ ========== =========== ========== =========== =========== =========== ==========

    Gross profit and margin percentage:
         Funeral....................   $  238,818      21.4%    $ 43,730      10.1%      $2,695       23.7%  $  285,243      18.3%
         Cemetery...................       49,211       9.1%           -         -%      12,420       24.9%      61,631      10.5%
                                      ------------ ---------- ----------- ---------- ----------- ----------- ----------- ----------
                                       $  288,029      17.4%    $ 43,730      10.1%     $15,115       24.7%  $  346,874      16.2%
                                      ============ ========== =========== ========== =========== =========== =========== ==========

                                                                       COMPARABLE
                                                                 FUNERAL SERVICES PERFORMED
                                                     --------------------------------------------
                                                      NORTH                 OTHER
                                                     AMERICA     EUROPE    FOREIGN      TOTAL
                                                     --------    ------    -------      -----
       December 31:
       2003.......................................   263,952      140,864   4,236      409,052
       2002.......................................   268,326      137,668   4,069      410,063
       2001.......................................   268,197      138,475   4,104      410,776

Comparable Funeral Segment Analysis

    Comparable North America funeral revenues in 2003 were $1,132.8 million and on the upper end of our guidance range of $1,090 million to $1,150 million. Comparable North America funeral revenues decreased slightly in 2003 over 2002. A decline of 1.6% in the number of funeral services performed and lower levels of general agency revenues associated with the sale of insurance funded prearranged funeral contracts were partially offset by an increase of 2.1% in the average revenue per funeral service. We believe the declines in funeral services performed are consistent with, and in certain instances less than, the declines reported by others in the funeral service and casket manufacturing industries. We also track weekly mortality data published by the Centers for Disease Control (CDC). We believe that the decline in our funeral services performed in 2003 is less than the decline in the number of deaths reported by the CDC. General agency revenues declined in 2003 versus 2002 due to the anticipated decrease in sales of insurance funded prearranged funeral contracts as a result of the significant changes made to the sales organization. Comparable North America funeral revenues increased 2.2% in 2002 compared to 2001 led by a slight increase in comparable funeral services performed and a 1.9% increase in the average revenue per funeral service.

    The average revenue per funeral service increased 2.1% in 2003 over 2002 and increased 1.9% in 2002 over 2001. The fourth quarter of 2003 represents the fourteenth consecutive quarter in which we have increased our average revenue per funeral service. This consistent growth in average revenue is largely a result of the success of the nationally branded Dignity Memorial(R) packaged funeral and cremation plan initiative. Dignity Memorial packaged plans are designed to simplify the customer decision-making process, provide savings and enhance the value to consumers through unique products and services which have traditionally been unavailable through funeral service locations. In addition to improving customer satisfaction levels as measured by independent surveys, Dignity Memorial burial and cremation packaged plans generate significant incremental revenue per funeral service compared to non-Dignity sales due to the comprehensive product and service offerings they provide. On a burial funeral, Dignity Memorial packaged sales generate on average approximately $2,800 more than non-Dignity sales. On a cremation service, Dignity Memorial packaged sales generate approximately $1,700 more than non-Dignity sales. During 2003, approximately 16% of the total funeral consumers served selected a Dignity packaged plan compared to approximately 14% in 2002 and approximately 7% in 2001. On a preneed basis, approximately 20% of funeral prearrangement contracts sold in 2003 were Dignity plans compared to approximately 18% in 2002 and approximately 7% in 2001.

    We achieved increases in average revenue during 2001 through 2003 despite an increase in cremation services. In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. While cremations performed by us in North America typically have higher gross profit margins than traditional funeral services, cremations usually result in lower revenue and gross profit dollars compared to traditional burial funeral services. Of the total comparable funeral services performed in North America during 2003, 39.0% were cremation services compared to 37.9% in 2002 and 36.7% in 2001. Our ability to offer the cremation consumer a broad array of products and services through Dignity packaged plans resulted in increases in the average revenue per cremation service in 2003 compared to 2002.

   The North America funeral gross margin percentage for the twelve months ended December 31, 2003 was 18.9% and on the lower end of our targeted range of 18% to 22%. The North America funeral gross profit and gross margin percentage declined in 2003 compared to 2002 and 2001 primarily due to volume declines experienced by us and others in the industry and increased employee benefit costs and insurance costs. These increases in employee benefit and insurance costs were somewhat offset by reductions in selling and other overhead costs.

    Comparable international funeral revenues and gross profits, which predominantly are associated with our businesses in France, increased in 2003 compared to 2002 and 2001. Subsequent to December 31, 2003, these businesses were sold in a joint venture transaction on March 11, 2004 and we retained a 25% minority equity interest. In 2003, France's reported revenues and gross profits were $584.6 million and $68.3 million, respectively. Included in 2003 results are positive effects of foreign currency translation of $93.2 million in revenues and $9.2 million in gross profits compared to 2002. Excluding favorable currency effects, France's revenues grew 3.1% and the gross margin percentage improved to 11.7% compared to 9.9%. These improved results were driven by a 2.6% increase in funeral services performed and a 4.5% increase in the average revenue per funeral service. Also, 2002 results included $8.9 million of depreciation expense that was not included in 2003 under accounting rules once we began to actively pursue a joint venture with respect to these funeral operations. Revenues and gross profits for France also improved in 2002 over 2001 despite a 0.5% decline in funeral services. The effect of foreign currency translations positively benefited 2002 revenues by $24.9 million and gross profits by $2.5 million. Included in results for 2001 is approximately $10 million more of depreciation expense as discussed above. Excluding favorable currency effects and the impact of depreciation expense, France's revenues grew by 5.5% and gross profits improved by approximately $10 million. These improved results were due to a 4.3% increase in the average revenue per funeral and increases in burial monument sales, along with successful cost reduction initiatives.

Comparable Cemetery Segment Analysis

    Comparable North America cemetery revenues for the twelve months ended December 31, 2003 were $557.0 million. Comparable North America cemetery revenues decreased in 2003 compared to 2002 associated with the anticipated decrease in preneed revenues due to significant changes in the sales organization and lower levels of revenues associated with completed cemetery property development projects. As a result of redesigning sales compensation programs, eliminating certain lead generation programs, incentive travel programs and other sales activities and shifting to a sales model based on personal referrals, we expected revenues in 2003 to be negatively impacted. We also expected, and realized, higher gross margins as a result of these strategic changes. Comparable North America cemetery revenues increased in 2002 compared to 2001 as a result of increases in completed cemetery property development projects and increases in the amount of cash receipts and down payments received from preneed property sales. Preneed cemetery property revenues are recognized when development of the property is completed and customer payments are at least 10% of the total contract amount.

    The cemetery gross margin percentage for the twelve months ended December 31, 2003 was 13.5%, which exceeded the 2002 gross margin percentage of 11.9%. A significant decline in preneed selling costs as described above helped to overcome increased employee benefit and insurance costs and increased maintenance expenses to bring certain cemeteries in line with Company standards. Comparable North America cemetery gross profit and margin percentage increased in 2002 compared to 2001 primarily as a result of increases in completed cemetery property development projects.

    International cemetery operations are associated with our businesses in South America. For the full year 2003, South America generated cemetery revenues and gross profits of $36.3 million and $9.0 million, respectively. Included in 2003 are positive effects of foreign currency translation of $0.8 million in revenues and $0.6 million in gross profits compared to 2002. Excluding favorable currency effects, South America's cemetery revenues grew 27.7% and the gross margin percentage improved to 24.8% from 17.1%, reflective of improvement in economic conditions in the region. Revenues and gross profits declined in 2002 compared to 2001 primarily as a result of unfavorable currency effects and a $1.5 million increase in the allowance for doubtful accounts recorded in 2002.

General and Administrative Expenses

    General and administrative expenses in 2003 were $178.1 million compared to $89.8 million in 2002. This increase of $88.3 million is primarily a result of an increase in litigation expenses of $85.2 million. We recognized expenses, net of estimated insurance recoveries, of $95.2 million in 2003 compared to $10 million in 2002. These expenses were primarily associated with litigation matters in Florida. Excluding these litigation related expenses in 2003 and 2002, general and administrative expenses increased $3.1 million. Decreases in technology and other overhead costs were offset by $6.0 million of accrued expenses associated with our long-term incentive compensation program. This new plan is based upon our total shareholder return (share price appreciation including reinvested dividends) during the period 2003 to 2005 relative to a peer group of companies. This new compensation plan is expensed currently in contrast to our historical stock option plan in 2002 that was not expensed. Amounts accrued in 2003 related to this compensation plan are not expected to be paid until 2006 and only if earned.

    General and administrative expenses increased $19.4 million in 2002 compared to 2001. Included in 2002 is $10 million of expenses associated with litigation related matters and $13.5 million of accelerated non-cash amortization expense related to our decision to implement new information systems that was not included in 2001. In 2002, we made the decision to implement new information systems and, therefore, accelerated the existing systems amortization costs which ceased in the third quarter of 2003.

    In addition to general and administrative expenses, there are two other components of overhead costs in North America: home office overhead and field overhead. These overhead costs are allocated to funeral and cemetery operations in North America. Home office and field overhead costs totaled $152.7 million in 2003 compared to $162.9 million in 2002 representing a decline of more than $10 million or 6.3%. This decline is primarily attributable to reductions in preneed sales overhead costs as a result of significant changes made to our sales organization in late 2002 and early 2003.

Other Income and Expenses

    In 2003, we recognized a net pretax gain of $50.4 million in gains and impairment (losses) on dispositions, net, primarily related to the sale of certain equity investments during the year. In December 2003, we sold our equity investment in Australia and collected an associated note receivable that generated a gain and net cash proceeds of $45.7 million. During the second quarter of 2003, we sold our equity investment in Spain for net cash proceeds of $26.0 million and recognized a gain of $8.1 million. These gains helped to offset net losses related to sales of various North America businesses. In 2002, we recognized a net loss of $177.7 million primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America. In 2001, we recognized a net loss of $627.0 million primarily related to the loss on joint venturing our Australian operations, losses from the disposition of operations in the Netherlands, Norway and Belgium and the impairment of certain international operations held for sale.

    Other operating expenses of $9.0 million recognized in 2003 are largely due to severance costs associated with the reorganization of our operating management structure in the fourth quarter of 2003. In November 2003, we moved to a major market and middle market concept with the understanding that our markets and businesses are not all the same and require different management approaches. We eliminated the dual management organizations of sales and operations and now have one leader responsible for each market that has the ability to lead in a multi-segment environment, who is focused on growing our business and who is committed to the Dignity Memorial(R) standards and brand. Other operating expenses recognized in 2002 of $94.9 million related to market value adjustments of certain options associated with our 6.3% notes due 2003, severance costs of former employees, and expenses related to the termination of certain consulting and non-compete contractual obligations.

    Interest expense decreased to $143.4 million in 2003 compared to $161.5 million and $211.6 million in 2002 and 2001, respectively. The decrease in interest expense reflects the success we have had in reducing outstanding debt.

    Other income, net was $28.7 million in 2003 compared to $26.8 million in 2002 and $22.8 million in 2001. Other income, net primarily consists of income from various notes receivable and cash investments, gains from early extinguishments of debt, equity earnings of investments in certain companies and cash overrides associated with prearranged funeral sales with third party insurance companies. Other income, net increased in 2003 over 2002 and 2001 primarily associated with increases in interest income and transactional foreign currency exchange gains which helped to offset declines in gains from early extinguishments of debt and lower levels of cash overrides received from third party insurance companies associated with the sale of prearranged funeral contracts.

    In the twelve months ended December 31, 2002, we recognized an after tax charge of $135.6 million as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This standard required goodwill to no longer be amortized, but instead tested for impairment annually. This charge related to impairment of goodwill in our North America cemetery segment.

    The effective tax rate was 25.6% in 2003 compared to 27.8% in 2002. The decline in the effective tax rate is due primarily to income tax benefits associated with certain international transactions. We expect the annual effective tax rate in 2004 to be 15% to 18% due to income tax benefits of approximately $30 million related to our joint venture of France which will be realized in the first quarter of 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Our primary financial objectives are to continue to improve our financial flexibility by generating strong cash flows, completing remaining asset sales or joint ventures, and further reducing debt. We have a goal of achieving specific ratings with the credit rating agencies. At December 31, 2003, our long-term debt was rated "BB-" by Standard and Poor's and "B1" by Moody's Investors Service. Our targeted rating from Standard and Poor's is "BB" and from Moody's Investors Service a "Ba2". Our balance sheet continues to improve. We have made significant progress in reducing debt since 2001.

                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                        2003                     2002                    2001
                                               -----------------------    --------------------    --------------------
     Cash and cash equivalents...........             $  239.4                 $  200.6               $   29.3
     Total debt..........................              1,711.6                  1,984.8                2,534.6
                                                      --------                 --------               --------
     Net debt (total debt less cash).....             $1,472.2                 $1,784.2               $2,505.3
                                                      ========                 ========               ========


    Cash and cash equivalents were $239.4 million at the end of 2003 as compared with $200.6 million at the end of 2002 and $29.3 million at the end of 2001. Total debt less cash and cash equivalents at December 31, 2003, was $1,472.2 million, representing the lowest levels in our company since 1994. Total debt has been reduced by $823 million or 32.5% since December 31, 2001. This reduction since December 31, 2001, is a result of strong cash flows from operating activities including the receipt of tax refunds of approximately $152 million and a successful asset divestiture and joint venture program that produced more than $500 million of net cash proceeds.

Cash Flow

    We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. Cash flows from operating activities were $374.1 million in 2003 included payments of $27.1 million, net of insurance recoveries, to resolve certain litigation matters. Excluding these litigation payments, cash flows from operating activities were $401.2 million, ahead of our guidance range of $350 to $400 million (our target range specifically excluded any potential impact from litigation matters). Also included in our actual and projected 2003 amounts and our 2003 guidance range was the receipt of a $94.5 million tax refund. Cash flows from operating activities in 2002 were $352.2 million and included a $57.1 million tax refund and a $10.1 million escrow receipt from the sale of our French insurance company. Had we not incurred these net litigation payments or received the tax refunds and escrow receipt, cash flows from operating activities in 2003 would have been $306.7 million compared to $285.0 million in 2002, representing an increase of $21.7 million or 7.6%. The increase is primarily attributable to reductions in cash interest paid. We also had improvements in working capital in North America associated with reduced preneed selling costs which helped to offset reduced operating cash flows from our French operations.

    Our investing activities resulted in a net cash outflow of $37.4 million in 2003 compared to a net cash inflow of $326.9 million in 2002. The change is primarily due to a reduction in proceeds from asset sales and joint ventures, increases in capital expenditures and additional deposits to restricted cash as we decided to replace certain letters of credit with cash collateral.

    Net cash used in financing activities was $300.1 million in 2003 compared to $505.5 million in 2002. The net cash used in both periods is primarily due to our continued focus on debt reduction. Repayments of long term debt were $291.3 million in 2003 and $383.1 million in 2002. Included in 2002 was a use of cash of $57 million related to the final settlement of certain options associated with our 6.3% notes due 2003.

    Cash flows from operating activities in 2004 are expected to be $270 to $310 million, excluding the $100 million payment related to the proposed settlement of certain Florida litigation matters in February 2004 and the possibility of payments that could be made associated with other litigation related matters. It also excludes any receipts from insurance recoveries related to litigation matters and the cash contribution to our frozen pension plan. Anticipated improvements in North America funeral and cemetery margins and reduced interest expense are expected to offset the loss of cash flows from operating activities in 2004 as a result of the joint venture of France and the discontinued use of surety bonding in Florida prospectively.

Capital Expenditures

    For 2003, capital expenditures totaled $116 million compared to $100 million in 2002 and $74 million in 2001. Of the total capital expenditures in 2003, $34.3 million was associated with our funeral operations in France, which was divested in a joint venture on March 11, 2004. Capital spending for items that we believe are necessary to maintain our existing facilities in a condition consistent with Company standards and extend their useful lives amounted to $87.2 million in 2003 as compared to $72.9 million in 2002 and $74.0 million in 2001. The increase in capital improvement spending at our existing facilities in 2003 was planned as we continue to focus on the quality of our facilities to ensure that they are consistent with standards that we have established related to our national branding strategy and that we are competitive in our respective markets. Capital spending associated with new growth initiatives was $29.2 million in 2003 compared to $27.1 million in 2002. Included in these amounts are approximately $10 million in 2003 and 2002 associated with our operations in France. These expenditures are intended to grow revenues and profits and are primarily related to the construction of cemetery property inventory and the construction of funeral home facilities on SCI-owned cemeteries.

    Total capital expenditures in 2004 are expected to be $100 million to $120 million. Of the total projected capital expenditures in 2004, we expect to spend approximately $65 to $70 million on capital improvements to maintain our existing facilities. Growth-oriented capital spending in North America is expected to increase due to investments in new funeral home facilities, Dignity(R) product displays in our funeral homes, and in developing strategic high-end cemetery property.

Liquidity

    We believe we have sufficient liquidity and that our financial position is sound. As of December 31, 2003, we had a cash balance of approximately $240 million plus approximately $115 million of availability under a $185 million bank credit facility. We have no cash borrowings under this credit facility, but we have issued approximately $70 million of letters of credit under the facility. In February 2004, we paid $100 million into escrow to settle certain litigation matters in Florida. We expect this payment to be partially offset by the receipt of $25 million from recoveries under the first layer of our insurance coverage in 2004. On March 11, 2004, we successfully completed a joint venture of our funeral operations in France and received approximately $300 million in net cash proceeds while retaining a 25% minority interest in the acquiring company. In the first quarter of 2004, we made a voluntary cash contribution of $20 million to our frozen pension plan to increase the fair value of plan assets. For further details regarding this pension plan, see note fourteen to the consolidated financial statements in Item 8 of this Form 10-K. Beginning in early 2004, we discontinued the use of surety bonding for the prospective sale of preneed cemetery contracts in the state of Florida and have elected to deposit customer receipts from the sale of preneed contracts into trust funds. As a result of this change, we expect our cash flows from operations to decline by $15 to $20 million in 2004. Pending a successful public offering transaction, we expect to receive proceeds of approximately $50 to $60 million in the second quarter of 2004 associated with the sale of our holdings in stock and notes in operations in the United Kingdom.

    At December 31, 2003, the maturity schedule for outstanding public notes due in the near and intermediate term was as follows:

                                                                              OUTSTANDING AT
                                                                            DECEMBER 31, 2003
                                                                            -----------------
        7.375% notes due April 2004.........................................    $111.2
        8.375% notes due December 2004......................................    $ 50.8
        6.0% notes due December 2005........................................    $272.5
        7.2% notes due June 2006............................................    $150.0

    Based on our cash balance and credit availability, expectations of future cash flows from operating activities and asset sales, and proceeds received from the joint venture of France, we believe that we have adequate means to meet the near and intermediate term debt obligations as well as our operating needs.

Contractual, Commercial and Contingent Commitments

    We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements. We also have commercial and contingent obligations which result in cash payments only if certain contingent events occur requiring our performance pursuant to a funding commitment.

    The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2003.

                                                                                      PAYMENTS DUE BY PERIOD
   -----------------------                              -------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS                                 2004        2005 - 2006     2007 - 2008     THEREAFTER        TOTAL
   -----------------------                              -----------    -----------     -----------     ----------    ------------
   Current maturities of long-term debt(1)............. $  182,682     $         -      $       -      $       -     $    182,682
   Long-term debt (1)..................................          -         479,475         675,854        423,148       1,578,477
   Casket purchase agreement (2).......................    100,000         187,000               -              -         287,000
   Operating lease agreements (3)......................     50,138          65,978          29,873         27,986         173,975
   Contingent purchase obligation (4)..................          -          53,000               -              -          53,000
   Management, consulting and non-competition
   agreements (5)......................................     50,177          44,023          13,731          7,695         115,626
                                                        -----------    -----------     -----------     ----------    ------------
        TOTAL CONTRACTUAL OBLIGATIONS.................. $  382,997         829,476         719,458        458,829       2,390,760
                                                        ==========     ===========     ===========     ==========    ============

----------

(1) Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit agreement contains a maximum leverage ratio and a minimum interest coverage ratio. Our outstanding indebtedness includes $25.4 million principal balance of capital lease obligations of which $24.2 million was associated with capital leases of our French operations. For further information see note nine to the consolidated financial statements in Item 8 of this Form 10-K.

(2) We have executed a purchase agreement with a major casket manufacturer for our North America operations with an original minimum commitment of $750 million, covering a six-year period, which will expire in 2004. The agreement contains provisions for annual price adjustments and provides for a one-year extension to December 31, 2005 in which we are allowed to satisfy any remaining commitment that exists at the end of the original term. At December 31, 2003, our remaining maximum commitment under the purchase agreement was $287 million. Based on our historical purchases, we expect to exercise our option to extend the terms of the agreement for one year and expect to fulfill our commitment without any economic loss.

(3) The majority of our operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our operating leases primarily relate to funeral service locations, automobiles, limousines, hearses, cemetery operating and maintenance equipment and two aircraft. Approximately $28 million of our operating leases are associated with facilities in our France operations. We have residual value exposures related to certain operating leases of approximately $7.6 million. We believe it is unlikely that we will have to make future cash payments related to these residual value exposures.

(4) In connection with certain acquisitions related to our South America operations, we entered into contingent purchase obligations with certain former owners of those businesses, which require us to pay additional consideration in any one year between 2003 and 2005, at the option of the former owners, based on the results of operations, as defined. The additional consideration may be partially paid in common stock at the discretion of the former owners. Presently, we expect the former owners to request the additional consideration in 2005 and estimate it to be a $53 million liability, which is recorded in Other liabilities in the consolidated balance sheet.

(5) We have entered into management employment, consulting and non-competition agreements which contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees of the Company and former owners of businesses acquired. The contractual obligation amounts pertain to the total commitment outstanding under these agreements and may not be indicative of future expenses to be incurred related to these agreements due to cost rationalization programs completed by the Company.

    We have not included amounts in this table for payments of pension contributions and payments for various postretirement welfare plans and postemployment benefit plans, as such amounts have not been determined beyond 2004. Furthermore, we have not presented the amounts associated with these obligations for 2004 since we are not required to make any payments to the plans. Still, as previously disclosed, we have voluntarily elected to contribute $20 million to our frozen pension plans in the first quarter of 2004.

    The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2003.


                                                                                      EXPIRATION BY PERIOD
   -------------------------------------                -------------------------------------------------------------------------
   COMMERCIAL AND CONTINGENT OBLIGATIONS                   2004        2005 - 2006     2007 - 2008     THEREAFTER        TOTAL
   -------------------------------------                ----------     -----------     -----------     ----------    ------------
   Surety obligations (1).............................  $  241,856     $         -     $         -     $        -    $    241,856
   Letters of credit (2)..............................      69,815               -               -              -          69,815
   Representations and warranties (3).................       7,194          13,543               -         18,386          39,123
                                                        ----------     -----------     -----------     ----------    ------------
        TOTAL COMMERCIAL AND CONTINGENT OBLIGATIONS...  $  318,865          13,543               -         18,386         350,794
                                                        ==========      ==========     ===========     ==========    ============

----------

(1) To support our operations, we have engaged certain surety companies to issue surety bonds on behalf of the Company for customer financial assurance or as required by state and local regulations. The surety bonds are primarily obtained to provide assurance for our prearranged funeral and preneed cemetery obligations, which are appropriately presented as liabilities in the consolidated balance sheet as Deferred prearranged funeral contract revenues and Deferred cemetery contract revenues.
     The total outstanding surety bonds at December 31, 2003, were $333 million. Of this amount, $310 million was related to prearranged funeral and preneed cemetery obligations. When we obtain surety bonds, we are required to obtain 100% of our liability amount to perform the services. When we deposit funds into state-mandated trust funds, however, we are often not required to deposit 100% of the liability amount. Therefore, in the event all of the surety companies canceled or did not renew our outstanding surety bonds, which are generally renewed for twelve-month periods, we would be required to either obtain replacement assurance or fund approximately $242 million, as of December 31, 2003, primarily into state-mandated trust accounts. At this time, we do not believe we will be required to fund material future amounts related to these surety bonds. We are currently evaluating our surety bonding program and may elect to discontinue the use of bonding in other states or cancel certain outstanding bonds and replace with funds in trusts in accordance with state regulations.

(2) We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for 1-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. In 2003, the full amount of the letters of credit were supported by our credit facility which expires July 2005.

(3) In addition to the letters of credit described above, we currently have contingent obligations of $39.1 million related to our asset sale and joint venture transactions. We have agreed to guarantee certain representations and warranties associated with such disposition transactions with letters of credit or interest bearing cash investments. We have interest bearing cash investments of $13.8 million included in Deferred charges and other assets pledged as collateral for certain of these contingent obligations. We do not believe we will ultimately be required to fund to third parties any claims against these representations and warranties.

     Subsequent to December 31, 2003, we agreed to certain representations and warranties associated with the disposition of our investment in France. The undiscounted amount of the representations and warranties associated with the sale is approximately $36 million and includes indemnifications related to taxes and other obligations. This amount will be recorded in Other liabilities in our consolidated balance sheet.

Prearranged Funeral and Cemetery Activities

     In addition to selling our products and services to client families at the time of need, we believe an active funeral and cemetery prearrangement program, which complements our framework for long-term growth, can increase future market share in our service markets. Prearrangement is a means through which a customer contractually agrees to the terms of a funeral service, cremation service, and/or cemetery burial interment right, merchandise or cemetery service to be performed or provided in the future (that is, in advance of when needed or "preneed"). Within our business, we traditionally apply the term "prearranged" to funeral activities and the term "preneed" to cemetery activities. Both refer to situations where the customer has made contractual arrangements in advance of when the services or merchandise are needed.

Prearranged Funeral Activities

     When customers contractually prearrange their funeral services, we record an asset, Prearranged funeral contracts, net, and a corresponding liability, Deferred prearranged funeral contract revenues, net in our consolidated balance sheet for the contract price. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. While some customers may pay for their contract in a single payment, most prearranged funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive on average a down payment at the time of sale of approximately 11%. Historically, the majority of our prearranged funeral trust contracts have not included a finance charge. Because the services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on prearranged funeral contracts be protected for the benefit of the customer pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting (collectively "trust funded prearranged funeral contracts"). Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their prearranged funeral ("insurance funded prearranged funeral contract"). Only certain of these customer funding options may be applicable in any given market we serve.

     Trust Funded Prearranged Funeral Contracts: Where the applicable law requires that all or a portion of the funds collected from prearranged funeral contracts be placed in trust accounts, the funds deposited into trust are invested by the independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines established by our Investment Committee. The trustees utilize professional investment advisors to select and monitor the money managers that make the individual investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of the prearrangement programs. Applicable law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer.

     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the prearranged funeral services and merchandise in the future for the prices that were guaranteed at the time of sale. We believe the market value of the prearranged funeral trust investments at December 31, 2003 exceeds the expected cost of meeting our obligations to provide funeral services and merchandise for the unperformed prearranged funeral contracts. Investment earnings on funds placed into trust accounts are generally accumulated and deferred until each prearranged contract is either utilized upon the death of, or canceled by, the customer. However, in certain states, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date. Until the prearranged contract is utilized or canceled, any investment earnings are attributed to the individual prearranged funeral contract. These attributed investment earnings (whether distributed or undistributed) are recognized in our consolidated statement of operations when the merchandise is delivered and the services are performed following the death of the customer or when the contract is canceled and we are entitled to retain these earnings. Recognition of the investment earnings is independent of the timing of the receipt of the related cash flows.

     Direct selling costs incurred pursuant to the sales of trust funded prearranged funeral contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded prearranged funeral contract revenues when recognized. Other selling costs associated with the sales and marketing of preneed cemetery contracts (e.g., lead procurements costs, brochures and marketing materials, advertising and administrative costs) are expensed as incurred. An allowance for cancellation is recorded for trust funded prearranged funeral contract deferred selling costs based on historical contract cancellation experience.

     If a customer cancels the trust funded prearranged funeral contract, applicable law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the attributed investment earnings (net of any investment earnings payable to the customer) in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded prearranged funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts.

     The cash flow activity over the life of a trust funded prearranged funeral contract from the date of sale to its death maturity or cancellation is captured in the line item Net effect of prearranged funeral production and maturities in the consolidated statement of cash flows. While the contract is outstanding, cash flow is provided by the amount retained from funds collected from the customer and any distributed investment earnings. This is reduced by the payment of trust funded prearranged funeral deferred selling costs. The effect of amortizing trust funded prearranged funeral deferred selling costs is reflected in Depreciation and amortization in the consolidated statement of cash flows. At the time of death maturity, we receive the principal and undistributed investment earnings from the trust and any remaining receivable due from the customer. This cash flow at the time of service is generally less than the revenue recognized, thus creating a negative effect on working capital cash flow from operating activities.

     In certain situations pursuant to applicable laws, we can post a surety bond as financial assurance for an amount that would otherwise be required to be deposited in trust accounts for trust funded prearranged funeral contracts. See the Financial Assurances section within this Financial Condition, Liquidity and Capital Resources section for further details on our practice of posting such surety bonds. We believe the deferred revenues associated with prearranged funeral bonded contracts exceed the expected cost of meeting our obligations to provide funeral services and merchandise for the outstanding prearranged funeral bonded contracts, and our future operating cash flows will be sufficient to fulfill these contracts without use of the surety bonds.

     If a customer cancels the trust funded prearranged funeral contract that has been bonded prior to death maturity, applicable law determines the amount of the refund owed to the customer. Because the funds have not been held in trust, there are no earnings to be refunded to the customer or us. We pay the customer refund out of our operating funds, which reduces working capital cash flow from operating activities.

     The cash flow activity over the life of a trust funded prearranged funeral contract that has been bonded from the date of sale to its death maturity or cancellation is captured in the line item Net effect of prearranged funeral production and maturities in the consolidated statement of cash flows. The payments received from our customers for their trust funded prearranged funeral contracts that have been bonded are a source of working capital cash flow from operating activities until the contracts mature. This is reduced by the payment of deferred selling costs, the premiums to the surety companies for the bond coverage, and refunds on customer cancellations of contracts. When a trust funded prearranged funeral contract that has been bonded matures upon the death of the beneficiary, there is no additional cash flow to us unless the customer owed an outstanding balance.

     Insurance Funded Prearranged Funeral Contracts: Where permitted, customers prearrange their funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission for being the general agent for the insurance company. The policy amount of the insurance contract between the customer and the third party insurance company equals the amount of the prearranged funeral contract. The third party insurance company collects funds related to the insurance contract directly from the customer. The customer/policy holder assigns the policy benefits to our funeral home to pay for the prearranged funeral contract at the time of need. Approximately 68% of our 2003 North America prearranged funeral production was insurance funded prearranged funeral contracts.

     The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the prearranged funeral services and merchandise in the future for the prices that were guaranteed at the time of sale. The increasing death benefits are accumulated and deferred until the death maturity of each prearranged contract. We record the increase in the Prearranged funeral contracts, net, and the Deferred prearranged funeral contract revenues, net, in the consolidated balance sheet based on updates from the insurance company. We believe the value of the insurance funded prearranged funeral contracts at December 31, 2003 exceeds the expected cost of meeting our obligations to provide funeral services and merchandise for the unperformed contracts.

     The commission we earn for being the general agent on behalf of the third party insurance companies is based on a percentage per contract sold. These general agency (GA) revenues are recognized when the insurance purchase transaction between the customer and third party insurance provider is completed. Prior to January 1, 2003, we recognized these GA revenues as reductions to selling expenses in the consolidated statement of operations. In 2003, we began recognizing these amounts as funeral revenues. We have reclassified the prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition, or cash flows. Direct selling costs incurred pursuant to the sale of insurance funded prearranged funeral contracts are expensed as incurred. GA revenues recognized by us totaled approximately $27.7 million, $47.1 million and $43.3 million, and direct selling costs expensed by us totaled approximately $23.9 million, $34.1 million and $37.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, in connection with sales of insurance funded prearranged funeral contracts.

     Additionally, we may receive cash overrides based on achieving certain dollar volume targets of life insurance policies sold as a result of marketing agreements entered into in connection with the sale of our insurance subsidiaries in 2000. These overrides are recorded in Other income, net, in the consolidated statement of operations.

     If a customer cancels the insurance funded prearranged funeral contract prior to death maturity, the insurance company pays the cash surrender value under the insurance policy directly to the customer. The insurance company informs us of the cancellation and we reduce the Prearranged funeral contracts, net, and Deferred prearranged funeral contract revenues, net, in our consolidated balance sheet. If the contract was outstanding for less than one year, the insurance company charges back the GA revenues and overrides we received on the contract. An allowance for these chargebacks is included in the consolidated balance sheet based on our historical chargeback experience.

    The cash flow activity over the life of an insurance funded prearranged funeral contract from the date of sale to its death maturity or cancellation is captured in the consolidated statement of operations within our funeral segment. The cash flow activity associated with these contracts generally occurs at the time of sale, where the GA revenues received net of the direct selling costs provide a net source of cash flow, and at death maturity, where the insurance proceeds (including increasing death benefit) less the funds used to provide the funeral goods and services provide a net source of cash flow. If the cancellation occurs within the one year following the date of sale, our cash flow is reduced by the charge-back of GA revenues and overrides.

     An allowance for cancellation, based on historical experience, is provided in Prearranged funeral contracts, net, and Deferred prearranged funeral contract revenues, net, in the consolidated balance sheet.

     The table below details the North America results of trust and insurance funded prearranged funeral production for the years ended December 31, 2003 and 2002 and the related deferred selling costs incurred to obtain the trust funded prearrangements (see discussion above for the revenue recognized and selling cost incurred to obtain the insurance funded prearrangements). Additionally, the table reflects revenues and previously deferred trust funded prearranged funeral contract selling costs recognized in the consolidated statement of operations associated with death maturities of prearranged funeral contracts for the years ended December 31, 2003 and 2002.


                                                                                                        NORTH AMERICA
                                                                                                   ---------------------------
(IN MILLIONS)                                                                                               FUNERAL
                                                                                                   ---------------------------
                                                                                                     2003             2002
                                                                                                   ----------      -----------
                                                                                                                   (RESTATED)
ORIGINATION:
Prearranged production ......................................................................      $    337.4            436.6
                                                                                                   ==========      ===========
Trust funded prearranged funeral deferred selling costs......................................      $     13.4      $      17.0

                                                                                                   ==========      ===========
DEATH MATURITY:
Previously prearranged production included in current period revenues........................      $    339.5      $     350.2
                                                                                                   ==========      ===========
Amortization/recognition of trust funded prearranged funeral deferred selling
    costs in current period..................................................................      $      9.2      $       9.4
                                                                                                   ==========      ===========

     The following table reflects the total North America backlog of deferred prearranged funeral contract revenues and the associated prearranged funeral assets included in our consolidated balance sheet at December 31, 2003 and 2002. The difference between the amounts of Deferred prearranged contract revenues and the associated prearranged funeral assets represents future revenues to be recognized for which we have already collected the associated cash.

                                                                                              NORTH AMERICA
                                                                                      -------------------------------
(IN MILLIONS)                                                                                    FUNERAL
                                                                                      -------------------------------
                                                                                          2003              2002
                                                                                      -------------     -------------
                                                                                                         (RESTATED)
Deferred prearranged funeral contract revenues, net............................        $   3,595.6       $   3,638.3
                                                                                       ===========       ===========

Deferred selling costs, net....................................................        $      95.4       $      91.1
                                                                                       ===========       ===========

Prearranged funeral receivables, net:
   Trust funded prearranged funeral contracts..................................        $   1,029.3       $   1,087.4
   Insurance funded prearranged funeral contracts..............................            2,204.8           2,175.5
                                                                                       -----------       -----------
                                                                                       $   3,234.1       $   3,262.9
                                                                                       ===========       ===========

     The Deferred prearranged funeral contract revenues, net, are reflected separately in the consolidated balance sheet. The prearranged funeral deferred selling costs (net of an estimated allowance for cancellation) are included with preneed cemetery deferred selling costs as a component of Deferred charges and other assets. Prearranged funeral receivables, which consist of amounts due from trusts, customer receivables or third party insurance receivables (net of an estimated allowance for cancellation), are reflected as Prearranged funeral contracts, net, in the consolidated balance sheet.

Preneed Cemetery Activities

     When purchasing cemetery property interment rights, merchandise, and services on a preneed basis, approximately 30% of our consumers choose to pay 100% of the contract at the time of sale. The remaining customers choose to pay for their contracts on an installment basis generally over a period of one to seven years. On these installment contracts, we receive an average down payment at the time of sale of approximately 14%. Historically, the installment contracts have included a finance charge ranging from 3.5% to 15.7% depending on the date sold, the payment period selected, state laws and the payment method (i.e., monthly statement billing or automated bank draft). Unlike prearranged funeral contracts, where the entire purchase price is deferred and the revenue is recognized as one event at the time of death maturity, the revenues associated with a preneed cemetery contract can be recognized as different contract events occur. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed. With the customer's direction, which is generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer of their personalized marker merchandise. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. For services, personalized marker merchandise where the customer chooses not to elect vendor storage or early delivery to our cemetery, and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered.

     Because the services or merchandise will not be provided until some time in the future, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. As with trust funded prearranged funeral contracts, the funds deposited into trust are invested by the independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines as established by our Investment Committee. The trustees utilize professional investment advisors to select and monitor the money managers that make the investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to defray the selling costs of obtaining the contracts. Applicable law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer. In certain situations pursuant to applicable laws, we post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing funds into trust accounts. See the Financial Assurances section within this Financial Condition, Liquidity and Capital Resources section for further details on our practice of posting such surety bonds.

     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale. We believe the current market value of the preneed cemetery trust investments at December 31, 2003 exceeds the expected cost of meeting our obligations to provide the cemetery services and merchandise for the outstanding preneed cemetery contracts. Investment earnings on funds placed into trust accounts are generally accumulated and deferred until the delivery of each preneed contract item. However, in certain states, the trustees are allowed to distribute a portion of the investment earnings to us before the preneed cemetery service or merchandise item is delivered ("distributable states"). Until delivered, any investment earnings are attributed to the individual contract items. Upon delivery, these attributed investment earnings (whether distributed or undistributed) are recognized in our consolidated statement of operations along with the revenues associated with the related contract item. Recognition of the net investment earnings is independent of the timing of the receipt of the related cash flows, but generally will be the same in states that are not distributable states.

     We are generally required by law to deposit a portion of the proceeds from the sale of cemetery property interment rights (burial property) into perpetual care trust funds. Earnings, and in some cases realized capital gains, from these perpetual care trust funds are used to defray the maintenance costs of our cemeteries.

     Direct selling costs incurred pursuant to the sales of preneed cemetery contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding revenues when recognized. Other selling costs associated with the sales and marketing of preneed cemetery contracts (e.g., lead procurements costs, brochures and marketing materials, advertising and administrative costs) are expensed as incurred. An allowance for cancellation is recorded for cemetery deferred selling costs based on historical contract cancellation experience.

     If a preneed cemetery contract is canceled prior to delivery, applicable law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed investment earnings and, where required, issue a refund to the customer. We retain any excess funds and recognize the attributed investment earnings (net of any investment earnings payable to the customer) in our consolidated statement of operations. Based on our historical experience, we have included an allowance for cancellation for preneed cemetery contracts in Preneed cemetery contracts, net, and Deferred cemetery contract revenues, net, in our consolidated balance sheet.

     As the preneed cemetery contract merchandise and service items for which we were required to deposit funds to trust are delivered and recognized as revenues, we receive the principal and previously undistributed investment earnings from the trust. There is generally no remaining receivable due from the customer, as our policy is to deliver preneed cemetery merchandise and service items only upon payment of the contract balance in full. This cash flow at delivery is generally less than the revenue recognized, thus creating a negative effect on working capital cash flow from operating activities, especially if we posted a surety bond in lieu of trusting for the preneed cemetery contract merchandise and service items, as there are no funds in trust available for withdrawal.

    The cash flow activity from the date of sale of a preneed cemetery contract (origination) to the date of the recognition of the deferred revenue upon its delivery or cancellation (maturity) is reported in the Net effect of preneed cemetery production and deliveries line item in the consolidated statement of cash flows. Net effect of preneed cemetery production and deliveries is affected by cash flows provided by the amount retained from funds collected from the customer and distributed trust earnings, reduced by the use of funds for the payment of deferred selling costs when the preneed cemetery contracts are originated. The amortization of the cemetery deferred selling costs is included in Depreciation and amortization in the consolidated statement of cash flows.

     The table below details the North America results of cemetery production which has been deferred for the years ended December 31, 2003 and 2002 and the related deferred selling costs incurred to obtain the contract items. Additionally, the table reflects previously deferred revenues and previously deferred selling costs recognized in the consolidated statements of operations associated with deliveries of cemetery contract items for the years ended December 31, 2003 and 2002.

                                                                                      NORTH AMERICA
                                                                                 -------------------------
(IN MILLIONS)                                                                            CEMETERY
                                                                                 -------------------------
                                                                                   2003           2002
                                                                                 ----------    -----------
                                                                                               (RESTATED)
ORIGINATION:
Revenue which has been deferred..............................................     $  215.7       $  303.2
                                                                                  ========       ========
Deferred selling costs, net..................................................     $   42.0       $   44.2
                                                                                  ========       ========
RECOGNITION:
Previously deferred revenue
  included in current period revenues........................................     $  217.8       $  288.8
                                                                                  ========       ========
Amortization/recognition of deferred selling costs in current period.........     $   35.9       $   42.2
                                                                                  ========       ========

     The following table reflects the total North America backlog of deferred cemetery contract revenues and the related preneed cemetery contract assets included in our consolidated balance sheet at December 31, 2003. Deferred cemetery contract revenues are greater than the related preneed cemetery contract assets primarily due to cash collections allowed to be retained by us in accordance with applicable laws, partially offset by contract amounts where the revenue can be recognized at the date of sale (contracts which include constructed cemetery interment rights where we receive at least 10% of the sale price.)

                                                                                      NORTH AMERICA
                                                                                 -------------------------
(IN MILLIONS)                                                                            CEMETERY
                                                                                 -------------------------
                                                                                   2003           2002
                                                                                 ----------    -----------
                                                                                               (RESTATED)
Deferred cemetery contract revenues, net....................................      $1,574.2       $1,628.5
                                                                                  ========       ========
Deferred selling costs, net.................................................      $  204.9       $  197.7
                                                                                  ========       ========

Preneed cemetery contracts, net.............................................      $1,059.2       $1,129.4
                                                                                  ========       ========


     Deferred cemetery contract revenues, net, and Preneed cemetery contracts, net (which consist of amounts due from trusts and customer receivables, net), are reflected separately in the consolidated balance sheet. The preneed cemetery deferred selling costs (net of an estimated allowance for cancellation) are included with prearranged funeral deferred selling costs as a component of Deferred charges and other assets.

Financial Assurances

    In support of operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our prearranged funeral and preneed cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the consolidated balance sheet as Deferred prearranged funeral contract revenues, net and Deferred preneed cemetery contract revenues, net (see notes five and six to the consolidated financial statements in Item 8 and Prearranged Funeral and Cemetery Activities within Financial Condition, Liquidity and Capital Resources of this Form 10-K for further details regarding our prearranged funeral and preneed cemetery activities). The breakdown of bonds between funeral and cemetery prearrangements, as well as surety bonds for other activities, is as follows:


    (In millions)                                                                         DECEMBER 31, 2003
                                                                                         ------------------
    Prearranged funeral............................................................           $ 125.6
    Preneed cemetery:
         Merchandise and services..................................................             179.6
         Preconstruction...........................................................              18.1
                                                                                         ------------------
              Bonds supporting prearranged funeral
                and cemetery obligations...........................................             323.3
    Bonds supporting prearranged business permits..................................               4.8
    Other bonds....................................................................               4.7
                                                                                         ------------------
              Total bonds outstanding..............................................           $ 332.8
                                                                                         ===================

    When selling prearranged funeral contract and preneed cemetery contracts, we intend to post surety bonds where allowed by applicable law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is determined by the total amount of the prearranged contract that would otherwise be required to be trusted, in accordance with applicable state law. During 2003 and 2002, we recorded $90.8 million and $95.5 million, respectively, in cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, selling costs or other costs.

    Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying prearranged contracts, unless we are given prior notice of cancellation. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company was to cancel the surety bond, we are required to obtain replacement assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. A quantitative detail of this subject is discussed in the Contractual, Commercial and Contingent Commitments section included within Financial Condition, Liquidity and Capital Resources. We do not believe we will be required to fund any material future amounts related to these surety bonds.

    The applicable Florida law that allows posting of surety bonds for prearranged contracts expires December 31, 2004; however, it allows for prearranged contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. Thus, we are required to change from bonding to either trust or insurance funding for new prearranged funeral and cemetery contracts in Florida by December 31, 2004. We have elected to change to trust funding as of February 1, 2004. Of the total bonding contract proceeds we received from customers for 2003 and 2002, approximately $67.1 million and $70.3 million, respectively, were attributable to Florida contracts. Assuming our prearranged funeral and cemetery sales in Florida in 2004 is consistent with production for the full year of 2003, we forecast a negative impact on our cash flow from operations of approximately $15 to $20 million, net of trust receipts in 2004.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

    The statements in this Form 10-K that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe", "estimate", "project", "expect", "anticipate", or "predict" that indicate the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable: however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

Our ability to execute our strategic plan depends on many factors, many of which are beyond our control.

    Our strategic plan is focused on reducing overhead costs, increasing cash flow, asset redeployment, and reducing debt while at the same time developing key revenue initiatives designed to generate future internal growth in our core funeral and cemetery operations without the outlay of significant additional capital. Many of the factors necessary for the execution of our strategic plan are beyond our control. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of the strategic plan could have a material adverse effect on us, our financial condition, results of operations, or cash flows.

Our indebtedness limits funds available for our operations.

    As of December 31, 2003, we had approximately $1.7 billion in indebtedness. Our indebtedness may limit our ability to obtain additional financing and require the dedication of more cash flow to service our debt than we desire. Furthermore, it may require sale of assets or limit our flexibility in planning for, or reacting to, changes in our markets. Our ability to satisfy our indebtedness in a timely manner will be dependent on the successful execution of our long-term strategic plan and the resulting improvements in our operating performance.

Our existing credit agreements and indentures contain covenants that may prevent us from engaging in certain transactions.

    Our existing credit agreements and indentures contain, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. These covenants limit, among other things, our and our subsidiaries' ability to:

     o   Borrow money;
     o   Pay dividends or make distributions;
     o   Purchase or redeem stock;
     o   Make investments;
     o   Engage in transactions with affiliates;
     o   Engage in sale-leaseback transactions; and
     o   Consummate certain liens on assets.

    The credit agreement also requires us to maintain certain financial ratios and satisfy other financial condition tests. Although the maturity of our bank credit agreement brings an end to the restrictions created by it, any future credit agreements or indentures may contain terms and conditions that are more or less restrictive than those of the existing bank credit agreement and indentures.

If we lost the ability to use surety bonding to support our prearranged funeral and preneed cemetery activities, we could have to make material cash payments to fund certain trust funds.

    We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purpose; however, the majority of the surety bonds issued and outstanding have been issued to support our prearranged funeral and preneed cemetery activities. The applicable Florida law that allows posting of surety bonds for prearranged contracts will expire December 31, 2004. Thus, we are required to change from bonding to either trust or insurance funding for new prearranged funeral and cemetery contracts in Florida by December 31, 2004. We have elected to change to trust funding as of February 1, 2004. Of the total bonding contract proceeds we received from customers for 2003 and 2002, approximately $67.1 million and $70.3 million, respectively, were attributable to Florida contracts. Assuming our prearranged funeral and cemetery sales in Florida in 2004 is consistent with production for the full year of 2003, we forecast a negative impact on our cash flow from operations of approximately $15 to $20 million, net of prospective trust receipts in 2004. In subsequent years, we do not expect the impact on cash flows from operations to be material. Furthermore, our future cash flows could be materially affected if we lost access to using surety bonds for financial assurance in our normal course of business. We are currently evaluating our surety bonding program and may elect to discontinue the use of bonding in other states or cancel certain outstanding bonds and replace with funds in trusts in accordance with state regulations.

The funeral home and cemetery industry is becoming increasingly competitive.

    In North America and most international markets in which we operate, the funeral and cemetery industry is characterized by a large number of locally owned, independent operations. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. In addition, we must market our company in such a manner as to distinguish us from our competitors. If we are unable to successfully compete, our company, our financial condition, results of operations and cash flows could be materially adversely affected.

Our affiliated funeral and cemetery trust funds own investments in equity securities and mutual funds, which are affected by financial market conditions that are beyond our control.

    In connection with our prearranged funeral operations and preneed cemetery merchandise and service sales, affiliated funeral and cemetery trust funds own investments in equity securities and mutual funds. Our earnings and investment gains and losses on these equity securities and mutual funds are affected by financial market conditions that are beyond our control. If our earnings from our trust funds decline, we would likely experience a decline in future revenues. In addition, if the trust funds experienced significant investment losses, there would likely be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We would have to cover any such shortfall with cash flows, which could have a material adverse effect on us, our financial condition, results of operations, or cash flows.

    As of December 31, 2003, net unrealized appreciation in the prearranged funeral and cemetery merchandise and services trust funds amounted to $18.8 million and $48.7 million, respectively. The perpetual care trust funds had net unrealized appreciation of $24.8 million as of December 31, 2003. The following table summarizes the investment returns excluding fees on our trust funds for the last three years.

                                                                     2003              2002            2001
                                                                 -------------     ------------    ------------
      Prearranged funeral trust funds......................         17.9%            (7.6)%           1.7%
      Cemetery merchandise services trust funds............         17.1%            (5.5)%           1.0%
      Perpetual care trust funds...........................         12.6%              5.3%           4.3%

Increasing insurance benefits related to prearranged funeral contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price guaranteed funeral service.

    We sell price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For prearranged funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission of approximately 14% of the total sale from the third party insurance company. Additionally, we accrue an increasing insurance benefit associated with the contract of approximately 1% per year to be received in cash by us at the time the funeral is performed. There is no guarantee that the increasing insurance benefit will cover future increases in the cost of providing a price guaranteed funeral service, which could materially adversely affect our future cash flows, revenues and profit margins.

We may not be able to joint venture or sell our international operations on acceptable terms or at all.

    Our long-term strategic plan includes the joint venture or sale of our remaining international operations outside of North America in order to create cash proceeds to reduce debt. On March 11, 2004, we completed the joint venture of our funeral operations in France having received approximately $300 million in net cash proceeds. However, if we are unable to joint venture or sell our South America or other international operations on acceptable terms or otherwise, it could adversely affect our ability to achieve our strategic plan.

Our foreign operations and investments involve special risks.

    Our activities in areas outside the United States are subject to risks inherent in foreign operations, including the following:

     o Loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks;

     o The effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems; and

     o Changes in laws, regulations, and policies of foreign governments, including those associated with changes in the governing parties.

We are the subject of lawsuits in Florida that, if not settled in accordance with the agreement in principle with respect thereto, could have a negative effect on our financial condition, results of operations and cash flows and we may be subject to additional class action or other significant lawsuits in the future.

    On December 2, 2003, we announced that we entered into an agreement in principle to settle the class action lawsuit and all individual related lawsuits pending against us involving Florida's Menorah Gardens and Funeral Chapels (the "Florida litigation"), with the exception of two lawsuits pending in Palm Beach County, Florida. All claims under the Florida litigation would be dismissed if final court approval of the settlement is obtained.

    The terms of the proposed settlement call for us to make payments totaling approximately $100 million in settlement of these claims. As of December 31, 2003, we have recorded reserves of $100 million related to the Florida litigation. In the fourth quarter of 2003, we recognized a receivable of $25 million for expected recoveries under one primary layer of the Company's insurance coverage related to this litigation. We have a substantial face amount of insurance coverage remaining, although there are various unresolved insurance coverage disputes in litigation.

    If the settlement is not approved by the court, the proceedings and litigation will continue. We cannot assure you that the results of any such continued proceedings and litigation would be on terms as favorable as those of the current settlement agreement.

    In addition, on May 21, 2003, the Special Assistant State Attorney for Palm Beach County, Florida, filed criminal charges against the Company, a Florida subsidiary and certain individuals. The criminal charges involve allegations of misconduct by the Company and its Florida subsidiary, including allegations similar to those in the Florida litigation. In February 2004, the Company negotiated a plea arrangement with the Special Assistant State Attorney for Palm Beach County to resolve the criminal charges; however, the court rejected the plea arrangement.

    In addition, we are involved in other litigation proceedings in the ordinary course of business. There is a risk that one of the lawsuits that we do not view as significant at the moment, or an additional lawsuit brought in the future, could have a material adverse effect on us, our financial condition, results of operations, or cash flows.

We are the subject of securities fraud class action lawsuits that, if decided against us, could have a negative effect on our financial condition, results of operations and cash flows.

    In January 1999, numerous putative class-action lawsuits were filed in the United States District Courts for the Southern and Eastern Districts of Texas, on behalf of persons and entities who (1) acquired shares of our common stock in the merger with Equity Corporation International (ECI); (2) purchased shares of our common stock in the open market during the period from July 17, 1998 through January 1999 (referred herein as the class period); (3) purchased call options in the open market during the class period; (4) sold put options in the open market during the class period; (5) held employee stock options in ECI that became options to acquire our stock pursuant to the ECI merger; and (6) held employee stock options to purchase our common stock under a plan during the class period. These actions have been consolidated into one lawsuit in the federal court in Houston, Texas. The consolidated complaint alleges that we and three of our current or former executive officers and directors violated federal securities laws by making false and misleading statements and failing to disclose material information concerning our prearranged funeral business and other financial matters, including in connection with the ECI merger. Plaintiffs allege damages based on the market loss, during the class period, of the outstanding shares, including those exchanged in the ECI merger. In October 1999, we filed a motion to dismiss the consolidated complaint that has not been ruled on by the court. The parties have met on at least two occasions to discuss a possible resolution of this case, but no progress has been made. We anticipate that another meeting will be held in mid-April 2004 to discuss a possible resolution of this matter.

    The ultimate outcome of the stockholder class-action cannot be determined at this time. The class-action lawsuit seeks to recover an unspecified amount of monetary damages. Certain insurance policies held by us may limit our cash outflows in the event of a decision adverse to us in these matters. If the legal costs or the damages awarded against us exceed the insurance coverage, if the insurance coverage is determined not to apply to these amounts, or if an insurance carrier is unable to pay, we would have to pay them out of our own funds, which could have a material adverse effect on us, our financial condition, results of operations or cash flows.

If the number of deaths in our markets declines, our cash flows and revenues may decrease.

    The United States Bureau of the Census estimates that the number of deaths in the United States will increase up to one percent per year from 2000 to 2010. However, longer life spans could reduce the number of deaths. If the number of deaths declines, the number of funeral services and interments performed by us will decrease and our financial condition, results of operations and cash flows may be materially adversely effected.

The growing trend in the number of cremations performed in North America could result in lower revenue and gross profit dollars.

    In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In North America during 2003, 39.0% of the comparable funeral services performed by us were cremation cases compared to 37.9% and 36.7% performed in 2002 and 2001, respectively. In recent years we have continued to expand our cremation memorialization products and services which has resulted in higher average sales for cremation services. If we are unable to successfully expand our cremation memorialization products and services, we, our financial condition, results of operations, and cash flows could be materially adversely affected.

The funeral home and cemetery businesses are high fixed-cost businesses.

    The majority of our operations throughout the world are managed in groups called "markets". Markets are geographical groups of funeral service locations and cemeteries that share common resources such as operating personnel, preparation services, clerical staff, motor vehicles and preneed sales personnel. Personnel costs, the largest of the operating expenses for the company, are the cost components most beneficially affected by this grouping. We must incur many of these costs regardless of the number of funeral services or interments performed. Because we cannot necessarily decrease these costs when we experience lower sales volumes, the sales decline may cause margins, profits and cash flows to decline at a greater rate than the decline in revenues.

The funeral home and cemetery industry is highly regulated.

    Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. The impact of such regulations varies depending on the location of our funeral and cemetery operations. Violations of applicable laws could result in fines or their sanctions to us.

    In addition, from time to time, governments and agencies propose to amend or add regulations, which would increase costs and decrease cash flows. For example, foreign, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Some states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information presented below should be read in conjunction with notes eight and nine to the consolidated financial statements in Item 8 of this Form 10-K.

    We have historically used derivatives primarily in the form of interest rate swaps, cross-currency interest rate swaps, and forward exchange contracts in combination with local currency borrowings in order to manage our mix of fixed and floating rate debt and to hedge our net investment in foreign assets. We generally do not participate in derivative transactions that are leveraged or considered speculative in nature. We were not a party to any derivative transactions at December 31, 2003. Subsequent to December 31, 2003, we executed certain forward exchange contracts to hedge our net foreign investment in our France operations.

    At December 31, 2003 and 2002, 99% of our total debt consisted of fixed rate debt at a weighted average rate of 6.95% and 6.87%, respectively.

    Approximately 13% of our net investment and 55% of our operating income, excluding Gains and impairment (losses) on dispositions, net, and other operating expenses, are denominated in foreign currencies, primarily the euro, at December 31, 2003. At December 31, 2002, approximately 8% of our net investment and 27% of our operating income excluding Gains and impairment (losses) on dispositions, net, and Other operating expenses were denominated in foreign currencies. We do not have a significant investment in foreign operations that are in highly inflationary economies.

Marketable Equity and Debt Securities -- Price Risk

    In connection with our prearranged funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2003 and 2002 are presented in notes five and six to the consolidated financial statements in
Item 8 of this Form 10-K.

Market-Rate Sensitive Instruments -- Interest Rate and Currency Risk

    We perform a sensitivity analysis to assess the impact of interest rate and exchange rate risks on earnings. This analysis determines the effect of a hypothetical 10% adverse change in market rates. In actuality, market rate volatility is dependent on many factors that are impossible to forecast.

Therefore, the adverse changes described below could differ substantially from the hypothetical 10% change.

    A sensitivity analysis of debt instruments with variable interest rate components was modeled to assess the impact that changing interest rates could have on pretax earnings. The sensitivity analysis assumes an instantaneous 10% adverse change to the then prevailing interest rates with all other variables held constant. Given this model, our pretax earnings, on an annual basis, would not change at either December 31, 2003 or 2002.

    A similar model was used to assess the impact of changes in exchange rates for foreign currencies on interest expense. At December 31, 2003 and 2002, our debt exposure was primarily associated with the euro. A 10% adverse change in the strength of the U.S. dollar would have negatively affected our interest expense, on an annual basis, by approximately $0.2 million on December 31, 2003 and 2002, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS AND RELATED SCHEDULE

                                                                    PAGE
                                                                  --------

Financial Statements:
   Report of Independent Auditors.................................    42
   Consolidated Statement of Operations for the years ended
      December 31, 2003, 2002 and 2001............................    43
   Consolidated Balance Sheet as of December 31, 2003 and 2002....    44
   Consolidated Statement of Cash Flows for the years
      ended December 31, 2003, 2002 and 2001......................    45
   Consolidated Statement of Stockholders' Equity for the three
      years ended December 31, 2003...............................    46
   Notes to Consolidated Financial Statements.....................  47-83
Financial Statement Schedule:
    II-- Valuation and Qualifying Accounts........................    84

    All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Service Corporation International


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note four to the consolidated financial statements, the Company changed its method of accounting for goodwill on January 1, 2002, and changed its method of accounting for derivative financial instruments and hedging activities on January 1, 2001.

As discussed in note two to the consolidated financial statements, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2002 and 2001.


PricewaterhouseCoopers LLP

Houston, Texas
March 15, 2004

                        SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                     2003            2002            2001
                                                                 -----------      -----------     -----------
                                                                                   (RESTATED)      (RESTATED)

                Revenues....................................     $ 2,341,651      $ 2,323,619     $ 2,518,294

                Costs and expenses..........................      (1,975,853)      (1,960,694)     (2,200,789)
                                                                 -----------      -----------     -----------
                  Gross profits.............................         365,798          362,925         317,505

                General and administrative expenses.........        (178,101)         (89,752)        (70,309)
                Gains and impairment  (losses) on
                  dispositions, net.........................          50,350         (177,743)       (626,992)

                Other operating expenses....................          (9,004)         (94,910)           (931)
                                                                 -----------      -----------     -----------
                  Operating income (loss)...................         229,043              520        (380,727)

                Interest expense............................        (143,426)        (161,494)       (211,626)
                Other income, net...........................          28,716           26,804          22,799
                                                                 -----------      -----------     -----------
                  Income (loss) from continuing operations
                    before income taxes and cumulative
                    effects of accounting changes...........         114,333         (134,170)       (569,554)
                (Provision) benefit for income taxes........         (29,251)          37,244         (47,986)
                                                                 -----------      -----------     -----------
                Income (loss) from continuing operations
                  before cumulative effects of accounting
                  changes...................................          85,082          (96,926)       (617,540)
                Income  from  discontinued  operations
                  (net of income tax expense of $936).......               -                -           1,701
                Cumulative  effects of accounting  changes
                  (net of income tax benefit of $11,234
                  and $5,318, respectively).................               -         (135,560)         (7,601)
                                                                 -----------      -----------     -----------
                          Net income (loss).................     $    85,082      $  (232,486)    $  (623,440)
                                                                 ===========      ===========     ===========
                Basic earnings (loss) per share:
                  Income (loss) from continuing
                   operations before cumulative effects of
                   accounting changes.......................     $       .28      $      (.33)    $     (2.17)
                  Income from discontinued operations.......               -                -             .01
                  Cumulative effects of accounting
                    changes.................................               -             (.46)           (.03)
                                                                 -----------      -----------     -----------
                          Net income (loss).................     $       .28      $      (.79)    $     (2.19)
                                                                 ===========      ===========     ===========
                Basic weighted average shares outstanding...         299,801          294,533         285,127
                                                                 ===========      ===========     ===========
                Diluted earnings (loss) per share:
                  Income (loss) from continuing
                    operations before cumulative
                    effects of accounting changes...........     $       .28      $      (.33)    $     (2.17)

                  Income from discontinued operations.......               -                -             .01
                  Cumulative effects of accounting changes..               -             (.46)           (.03)
                                                                 -----------      -----------     -----------
                          Net income (loss).................     $       .28      $      (.79)    $     (2.19)
                                                                 ===========      ===========     ===========
                Diluted weighted average shares outstanding.         300,790          294,533         285,127
                                                                 ===========      ===========     ===========

                (See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                         DECEMBER 31,
                                                                                                 ----------------------------
                                                                                                      2003            2002
                                                                                                 ------------     -----------
                                                   ASSETS                                                         (RESTATED)

         Current assets:
            Cash and cash equivalents....................................................         $   239,431     $   200,625
            Receivables, net.............................................................             233,935         154,387
            Inventories..................................................................             137,121         136,932
            Other........................................................................              62,837         126,980
                                                                                                  -----------     -----------
                   Total current assets..................................................             673,324         618,924
                                                                                                  -----------     -----------
         Prearranged funeral contracts, net..............................................           4,734,859       4,281,773
         Preneed cemetery contracts, net.................................................           1,084,636       1,165,822
         Cemetery property, at cost......................................................           1,524,545       1,567,584
         Property, plant and equipment, at cost, net.....................................           1,250,632       1,188,340
         Deferred charges and other assets...............................................             739,250         711,417
         Goodwill........................................................................           1,195,423       1,184,178
                                                                                                  -----------     -----------
                                                                                                  $11,202,669     $10,718,038
                                                                                                  ===========     ===========
                                     LIABILITIES & STOCKHOLDERS' EQUITY

         Current liabilities:
             Accounts payable and accrued liabilities....................................         $   456,523     $   361,910
             Current maturities of long-term debt........................................             182,682         100,330
             Income taxes................................................................              29,742           2,043
                                                                                                  -----------     -----------
                   Total current liabilities.............................................             668,947         464,283
                                                                                                  -----------     -----------
         Long-term debt..................................................................           1,528,883       1,884,508
         Deferred prearranged funeral contract revenues, net.............................           5,117,442       4,659,994
         Deferred cemetery contract revenues, net........................................           1,575,352       1,629,540
         Deferred income taxes...........................................................             431,401         444,358
         Other liabilities...............................................................             353,686         308,700

         Commitments and contingencies (note 12)

         Stockholders' equity:
            Common stock, $1 per share par value, 500,000,000 shares
              authorized, 302,039,871 and 297,010,237 issued and
              outstanding (net of 2,469,445 and  2,516,396 treasury
              shares at par) ............................................................             302,040         297,010

            Capital in excess of par value...............................................           2,274,664       2,259,936
            Accumulated deficit..........................................................            (938,063)     (1,023,145)
            Accumulated other comprehensive loss.........................................            (111,683)       (207,146)
                                                                                                  -----------     -----------
                   Total stockholders' equity............................................           1,526,958       1,326,655
                                                                                                  -----------     -----------
                                                                                                  $11,202,669     $10,718,038
                                                                                                  ===========     ===========

                (See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                               2003              2002             2001
                                                                            -----------      -----------       -----------
                                                                                              (RESTATED)       (RESTATED)
       CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income (loss)............................................      $    85,082      $  (232,486)      $  (623,440)

            Adjustments to reconcile net income (loss) to net cash
              provided by operating activities:
            Income from discontinued operations, net of tax...........                -                -            (1,701)
            Gains on early extinguishments of debt....................           (1,315)          (7,783)           (7,755)
            Cumulative effects of accounting changes, net of tax......                -          135,560             7,601
            Depreciation and amortization.............................          161,058          179,733           241,640
            Provision for deferred income taxes.......................            4,692          106,841            59,482
            (Gains) and impairment losses on dispositions, net........          (50,350)         177,743           626,992
            Other operating expenses..................................            9,004           94,910               931
            Payments on restructuring charges.........................          (14,155)         (12,806)          (22,794)
            Change in assets and liabilities, net of effects from
              acquisitions and dispositions:
                 (Increase) decrease in receivables...................          (52,106)           3,597            33,642
                 Decrease (increase) in other assets..................           66,505          (31,101)           87,839
                 Increase (decrease) in payables and other
                   liabilities........................................          164,250          (83,549)         (106,409)
                 Net effect of prearranged funeral production and
                   maturities.........................................            4,061           26,721            48,329
                 Net effect of cemetery production and deliveries.....              667           (7,827)           21,223
                 Other................................................           (3,285)           2,619            17,755
                                                                            -----------      -----------       -----------
       Net cash provided by operating activities......................          374,108          352,172           383,335
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures.........................................         (116,000)        (100,045)          (74,164)
         Proceeds from divestitures and sales of property and
           equipment..................................................           76,577          291,795           285,688
         Proceeds and distributions from joint ventures and equity
           investments, net of cash retained..........................           73,940           76,292           126,792

         Net (deposits) withdrawals of restricted funds and other.....          (71,939)          58,883           (12,906)
                                                                            -----------      -----------       -----------
       Net cash (used in) provided by investing activities............          (37,422)         326,925           325,410
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Net decrease in borrowings under credit agreements...........                -          (29,061)         (734,186)
         Payments of debt.............................................          (90,980)         (75,857)         (166,262)
         Proceeds from long-term debt issued..........................                -                -           345,000
         Early extinguishments of debt................................         (200,349)        (307,232)         (155,545)
         Settlement of debt-related options...........................                -          (57,000)                -
         Bank overdrafts and other....................................           (8,820)         (36,332)          (16,445)
                                                                            -----------      -----------       -----------
       Net cash used in financing activities..........................         (300,149)        (505,482)         (727,438)
       Effect of foreign currency.....................................            2,269           (2,282)               76
                                                                            -----------      -----------       -----------
       Net increase (decrease) in cash and cash equivalents...........           38,806          171,333           (18,617)
       Cash and cash equivalents at beginning of period...............          200,625           29,292            47,909
                                                                            -----------      -----------       -----------
       Cash and cash equivalents at end of period.....................      $   239,431      $   200,625       $    29,292
                                                                            ===========      ===========       ===========

                (See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                CAPITAL IN                    OTHER
                                                     COMMON      EXCESS OF   ACCUMULATED  COMPREHENSIVE
                                                      STOCK      PAR VALUE     DEFICIT    INCOME (LOSS)     TOTAL
                                                   -----------   ----------  -----------  -------------   ----------
                                                                             (RESTATED)                   (RESTATED)
        Balance at December 31, 2000, as
          previously reported....................  $   272,507   $2,156,824  $  (216,353)   $  (237,157)  $1,975,821
        Restatement (note 2).....................           --           --       49,134             --       49,134
                                                   -----------   ----------  -----------    -----------   ----------
        Balance at December 31, 2000,
          as restated............................      272,507    2,156,824     (167,219)      (237,157)   2,024,955

        Comprehensive loss:
          Net loss...............................                               (623,440)                   (623,440)
          Other comprehensive loss:
             Foreign currency translation........                                               (76,403)     (76,403)
             Minimum pension liability
               adjustment, net...................                                               (16,629)     (16,629)
             Reclassification adjustment for
               realized loss on foreign
               currency translation...............                                               38,990       38,990
                                                                                                          ----------
                 Total other comprehensive loss...                                                           (54,042)
                                                                                                          ----------
                 Total comprehensive loss.........                                                          (677,482)
        Common Stock issued:
          Stock option exercises and stock
            grants................................         627        2,367                                    2,994
          Contributions  to  employee  401(k) and
            cash balance plan.....................       3,576       15,559                                   19,135
          Debenture conversions..................          244        5,284                                    5,528
          Debenture extinguished using common
            stock................................       15,200       66,021                                   81,221
                                                   -----------   ----------  -----------    -----------   ----------
          Balance at December 31, 2001...........      292,154    2,246,055     (790,659)      (291,199)   1,456,351

        Comprehensive loss:
          Net loss...............................                               (232,486)                   (232,486)
          Other comprehensive income:
             Foreign currency translation........                                                43,776       43,776
             Minimum pension liability
               adjustment, net...................                                                (7,202)      (7,202)
             Reclassification adjustment for
               realized loss on foreign
               currency translation..............                                                47,479       47,479
                                                                                                          ----------
                 Total other comprehensive income                                                             84,053
                                                                                                          ----------
                 Total comprehensive loss........                                                           (148,433)
        Common Stock issued:
          Stock option exercises and stock
            grants...............................          173          414                                      587
          Contributions to employee 401(k).......        4,683       13,467                                   18,150
                                                   -----------   ----------  -----------    -----------   ----------
        Balance at December 31, 2002.............      297,010    2,259,936   (1,023,145)      (207,146)   1,326,655

        Comprehensive income:
          Net income.............................                                 85,082                      85,082
          Other comprehensive income:
             Foreign currency translation........                                                92,507       92,507
             Minimum pension liability
               adjustment, net...................                                                 2,956        2,956
                                                                                                          ----------
                Total other comprehensive income.                                                             95,463
                                                                                                          ----------
                Total comprehensive income.......                                                            180,545
        Common stock issued:
          Stock option exercises and other.......          471        1,909                                    2,380
          Contributions to employee 401(k).......        4,559       12,819                                   17,378
                                                   -----------   ----------  -----------    -----------   ----------
        Balance at December 31, 2003.............  $   302,040   $2,274,664  $  (938,063)   $  (111,683) $ 1,526,958
                                                   ===========  ===========  ===========    ===========   ==========

                (See notes to consolidated financial statements)

                        SERVICE CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE ONE

NATURE OF OPERATIONS

    Service Corporation International (SCI or the Company) is the world's largest provider of funeral and cemetery services. At December 31, 2003, we operated 2,225 funeral service locations, 417 cemeteries and 183 crematoria located in eight countries. We also had minority interest equity investments in funeral and cemetery operations in the United Kingdom and Australia. In the fourth quarter of 2003, we sold our minority interest equity investment in Australia. Subsequent to December 31, 2003, we sold our funeral operations in France to a joint venture on March 11, 2004. The French operations consisted of 963 funeral service locations and 39 crematoria at December 31, 2003.

    The funeral service and cemetery operations consist of funeral service locations, cemeteries, crematoria and related businesses. Personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, coffins, burial vaults, cremation receptacles, flowers and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. We sell prearranged funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. Our cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, burial vaults, casket and cremation memorialization products) and services (primarily merchandise installation fees and burial opening and closing fees). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. There are 185 combination locations that contain a funeral service location within a Company owned cemetery.

NOTE TWO

RESTATEMENT OF FINANCIAL STATEMENTS

    The Company restated its previously issued financial statements for the fiscal years ended December 31, 2000, 2001 and 2002, the interim quarters of 2000, 2001 and 2002, and the first three quarters of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and notes to the consolidated financial statements.

    Effective January 1, 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), and recorded a liability for Deferred preneed cemetery contract revenues of approximately $1.8 billion. This deferred revenue represented presold cemetery merchandise and services that had not been delivered or had not been performed.

    During 2000 through 2003, the Company identified approximately $110 million of preneed cemetery contract items that had been already delivered or performed, but for which no revenues had been recognized. Previously, the Company recorded revenues associated with these preneed cemetery contract items as changes in estimates in the periods identified in the Company's accounting system. The Company has now determined to report the recognition of revenues for these items in the periods in which the cemetery merchandise and services were delivered or performed. Secondly, the Company also concluded that previously reported deferred revenues included approximately $41 million of items for which delivery or performance occurred, but revenue recognition had not occurred. Therefore, the restatement includes adjustments related to these two items affecting the cumulative effect of the adoption of SAB 101, revenues and deferred revenues from 2000 through 2003 to report cemetery merchandise and service revenues in the period these items were delivered or performed.

    The Company has also reviewed its accounting policy for amortizing prearranged funeral deferred selling costs and has changed the methodology for amortizing these costs from a straight line basis to a method more in proportion to when the associated revenues are recognized. The Company has included this change in amortization in its restated results.

    The effect of the restatement on the Company's previously reported consolidated statement of operations and consolidated balance sheet for the periods described above is as follows:


(Dollars in thousands,                    YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
except per share data)                             2002                              2001                         2000
                                        ---------------------------      ---------------------------   --------------------------
                                        AS REPORTED     AS RESTATED      AS REPORTED     AS RESTATED   AS REPORTED    AS RESTATED
                                        -----------     -----------      -----------     -----------   -----------    -----------
Selected consolidated statement of
  operations data:
     Revenues......................     $ 2,333,429     $ 2,323,619      $ 2,567,437      $ 2,518,294   $ 2,579,238    $ 2,599,021
     Costs and expenses............     $(1,969,514)    $(1,960,694)     $(2,208,051)     $(2,200,789)  $(2,251,596)   $(2,261,738)
     Gross profits.................     $   363,915     $   362,925      $   359,386      $   317,505   $   327,642    $   337,283
     Operating income (loss).......     $     1,510     $       520      $  (338,846)     $  (380,727)  $  (252,885)   $  (243,244)
     Loss from continuing
       operations before income
       taxes and cumulative effects
       of accounting changes.......     $  (133,180)    $  (134,170)     $  (527,673)     $  (569,554)  $  (482,375)   $  (472,734)
     Benefit (provision) for
       income taxes................     $    36,860     $    37,244      $   (64,223)     $   (47,986)  $    78,825    $    75,087
     Cumulative effects of
       accounting changes (net
       of income taxes)............     $  (135,560)    $  (135,560)     $    (7,601)     $    (7,601)  $  (909,315)   $  (866,084)

     Net loss......................     $  (231,880)    $  (232,486)     $  (597,796)     $  (623,440)  $(1,343,251)   $(1,294,117)
     Basic and diluted earnings
       per share:
       Loss from continuing
         operations before
         cumulative effects
         of accounting changes.....     $      (.33)    $      (.33)     $     (2.08)     $     (2.17)  $     (1.48)   $     (1.46)
        Net loss...................     $      (.79)    $      (.79)     $     (2.10)     $     (2.19)  $     (4.93)         (4.75)


                                                                             AS OF DECEMBER 31, 2002
                                                                         ----------------------------
                                                                         AS REPORTED      AS RESTATED
                                                                         -----------      -----------
           Selected consolidated balance sheet data:
                Inventories.....................................         $   135,529      $   136,932
                Total current assets............................         $   617,521      $   618,924
                Deferred charges and other assets...............         $   718,567      $   711,417
                Total assets....................................         $10,723,785      $10,718,038
                Deferred cemetery contract revenues, net........         $ 1,672,661      $ 1,629,540
                Deferred income taxes...........................         $   429,868      $   444,358
                Accumulated deficit.............................         $(1,046,029)     $(1,023,145)
                Total stockholders' equity......................         $ 1,303,771      $ 1,326,655
                Total liabilities and stockholders' equity......         $10,723,785      $10,718,038

    See note twenty-one to the consolidated financial statements for the effect of the restatement upon quarterly unaudited financial data.

NOTE THREE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

    The consolidated financial statements include the accounts of SCI and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.


    The Company has classified gains and losses associated with early extinguishments of debt as Other income, net in the consolidated statement of operations. Previously, these gains and losses were classified as extraordinary items. Additionally, the Company has classified gains from dispositions within Gains and impairment (losses) on dispositions, net in the consolidated statement of operations. Previously, gains from dispositions were presented separately after Operating income in the consolidated statement of operations. The reclassifications have been made for all years presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 145, "Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

    The Company has reported general agency (GA) revenues as funeral revenues for all periods presented. Previously, the Company reported these GA revenues as a reduction to selling expense in the consolidated statement of operations. See note five to the consolidated financial statements for further discussion of GA revenues. Additionally, certain other reclassifications have been made to prior years to conform to current period presentation with no effect on the Company's consolidated financial position, results of operations or cash flows.

Use of Estimates in the Preparation of Financial Statements

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. As a result, actual results could differ from these estimates.

    In 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's reported results of operations, financial position or cash flows.

    During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these systems. The Company recognized additional amortization related to this change in estimate of approximately $13,800 and $13,500 in the years ended December 31, 2003 and 2002, respectively. This change in estimate impacted net income by approximately $8,694, or diluted income per share of $.03 in 2003 and impacted net loss by approximately $8,500, or diluted loss per share $.03 in 2002.

Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories and Cemetery Property

    Funeral merchandise and cemetery burial property and merchandise are stated at the lower of average cost or market.

Property, Plant and Equipment, net

    Property, plant and equipment, net are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years and leasehold improvements are depreciated over the shorter of the lease term or ten years. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations.

Goodwill

    The excess of purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases is recorded as Goodwill. Prior to 2002, goodwill was amortized over its estimated life. Since then, goodwill is no longer amortized but is tested annually for impairment by assessing the fair value of each of the Company's reporting units (which is generally one level below the Company's reportable segments). As of December 31, 2003, the Company's funeral segment reporting units are North America, France, Germany, Singapore and Argentina. The Company's cemetery segment reporting units are North America, Argentina, Chile and Uruguay. The Company determines the fair value of its reporting units based on a combination of present value of expected future cash flows and multiples of revenue in order to assess impairment of goodwill.

Deferred Selling Costs

    The Company defers selling costs that vary with and are primarily related to the production of deferred revenues associated with (1) prearranged funeral contracts (trust funded only) and (2) preneed cemetery contracts. These costs are expensed in proportion to the corresponding revenue when recognized.

    The Company reviews its deferred selling costs for impairment consistent with the provision of SFAS 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60). When circumstances indicate the deferred selling costs are not recoverable compared to the associated portfolio of deferred revenue, the amount deemed unrecoverable is recorded in earnings.

    An allowance is provided against the deferred selling costs associated with contract cancellations, with a corresponding charge to the consolidated statement of operations. The allowance is determined from historical experience and is based on the amount of unrecoverable deferred selling costs in relation to the associated deferred revenue.

Impairment or Disposal of Long-Lived Assets

    Except as noted for Goodwill and deferred selling costs, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 requires that long-lived assets to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.

    In January 2002, the Company ceased depreciation of certain operating assets held for sale (which primarily included France and Chile). The Company later determined transactions to sell or joint venture these assets would be delayed. As a result, the Company resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002. In January 2003, the Company once again classified the France operating assets held for sale and ceased depreciation. In March 2004, the Company sold 75% of its funeral operations in France.

Stock Options

    The Company accounts for employee stock-based compensation expense under the intrinsic value method. Under the intrinsic value method, no compensation expense is recognized on stock options if the grant price equals the market value on the date of grant. All of the Company stock option grants have been at market value on the dates of each grant.

    If the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at their grant dates, net income
(loss) and earnings (loss) per share would have changed for the years ended December 31 to the following pro forma amounts:

                                                                  2003          2002             2001
                                                                ---------     ---------       ----------
                                                                              (RESTATED)      (RESTATED)
        Net income (loss).................................      $ 85,082      $(232,486)      $ (623,440)
        Deduct:  Total stock-based employee compensation
          expense determined under fair value based
          method for all awards, net of related
          tax expense.....................................        (6,720)       (13,537)         (17,680)
                                                                ---------     ---------       ----------
        Pro forma net income (loss).......................      $ 78,362      $(246,023)      $ (641,120)
                                                                ========      =========       ==========
        Basic and diluted net earnings (loss) per share...       $   .28      $    (.79)       $   (2.19)
        Deduct:  Total stock-based employee compensation
          expense determined under fair value based
          method for all awards, net of related tax
          expense.........................................          (.02)          (.04)           (0.06)
                                                                --------      ---------       ----------
        Pro forma basic and diluted net earnings (loss)
          per share.......................................      $    .26      $    (.83)       $   (2.25)
                                                                ========      =========       ==========

    The fair values of the Company's stock options used to calculate the pro forma net income (loss) and earnings (loss) per share disclosures are calculated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                ASSUMPTIONS                       2003           2002            2001
                 ------------------------------------------    -----------    -----------     -----------
                 Dividend yield...........................        n/a           0.0 %            0.0%
                 Expected volatility......................        n/a           66.3%           62.0%
                 Risk-free interest rate..................        n/a            3.6%            5.1%
                 Expected holding period..................        n/a         6.1 years       7.1 years
                 Weighted average fair value..............        n/a           $2.90           $2.68

    The assumptions are not applicable for 2003, since the Company did not issue stock options during the year.

    The Black-Scholes option-pricing model is generally intended for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Furthermore, option-pricing models require highly subjective variable assumptions, such as the expected stock price volatility. Therefore, the fair values of the Company's stock options presented in the pro forma calculations are not necessarily representations of the actual fair values of those stock options since the granted options have characteristics significantly different from those of traded options, and the variables used, under alternative assumptions, could cause the calculations to vary from those presented.

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

    The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other income, net in the consolidated statement of operations.

Funeral Operations

    Revenue is recognized when the funeral services are performed. The Company's funeral trade receivables consist of amounts due for services already performed. An allowance for doubtful accounts has been provided based on historical experience. The Company sells price guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings and increasing insurance benefits, are deferred until such time that the funeral services are performed. Allowances for customer cancellations are based upon historical experience. See note five to the consolidated financial statements regarding prearranged funeral activities.

Cemetery Operations

    Revenue associated with sales of cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. The Company's cemetery trade receivables consist of amounts due for services already performed and merchandise already delivered. An allowance for doubtful accounts has been provided based on historical experience. Revenue associated with sales of preneed cemetery interment rights is recognized in accordance with the retail land sales provisions of SFAS No. 66, "Accounting for the Sales of Real Estate" (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10%) of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed. Allowances for customer cancellations for preneed cemetery contracts are based upon historical experience.

    Costs related to the sales of property interment rights include the property and development costs specifically identified by project. At the completion of the project, costs are charged to operations as revenue is recognized. Costs related to sales of merchandise and services are based on actual costs incurred.

    Pursuant to state or provincial law, all or a portion of the proceeds from cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. The Company defers investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed.

    A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds. Investment earnings from these trusts are distributed regularly, are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet.

    See note six to the consolidated financial statements regarding preneed cemetery activities.

Derivatives

    Derivative instruments are recognized in the consolidated balance sheet at their fair values. For derivatives that qualify and are designated as hedges of future cash flows or net foreign investments, the changes in fair values are recorded in Other comprehensive income (loss) in the consolidated statement of stockholders' equity. For derivatives that qualify and are designated as fair value hedges, the changes in fair values are recorded in earnings, offset by the recognition of the changes in fair values of the underlying hedged asset or liability. The changes in fair values of derivatives that do not qualify for hedge accounting and the ineffective portion of derivatives that do qualify for hedge accounting are recorded in earnings.

Income Taxes

     The Company calculates taxes on a consolidated basis. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realization exists. The Company intends to permanently reinvest the unremitted earnings of certain of its foreign subsidiaries in those businesses outside the United States and, therefore, has not provided for deferred federal income taxes on such unremitted foreign earnings. See note eight to the consolidated financial statements.

Equity Investments

    The Company maintains certain equity interests in international operations as a result of our strategy to dispose of all or a majority interest of all our international operations outside of North America. At December 31, 2003, the Company had a minority interest equity investment in operations in the United Kingdom and at December 31, 2002 had minority interest equity investments in operations in the United Kingdom, Australia and Spain. The Company accounts for these investments in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company has not presented summarized financial information of the investees as they are not material to the Company's financial position or results of operations or cash flow.

NOTE FOUR

NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

    In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 had no impact on the Company's financial condition, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of SFAS 150 had no impact on the Company's financial condition, results of operations or cash flows.

    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company, effective January 1, 2002, recognized a charge reflected as a cumulative effect of an accounting change of $135,560 (net of applicable taxes) or $.46 per diluted share related to the impairment of goodwill in its North America cemetery reporting unit.

    In accordance with the accounting proscribed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Transactions and Certain Hedging Activities, an amendment to FASB Statement No. 133", the Company, effective January 1, 2001, recognized a charge reflected as a cumulative effect of an accounting change of $7,601 (net of applicable taxes) or $0.03 per diluted share.

    In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). The revised SFAS 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, of which certain disclosures are not required until 2004. The Company has adopted the disclosure requirements that were effective for 2003.

    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

    The Company is in discussions with the Staff of the Securities and Exchange Commission related to the implementation of FIN 46R. The discussion relates to
(i) the consolidation under FIN 46R of our prearranged funeral and preneed cemetery merchandise and service trusts; (ii) the potential consolidation of our cemetery perpetual care trust funds; and (iii) the policies of recognition of the associated investment earnings of the trust funds.

    The Company believes, at this time, that it will consolidate the prearranged funeral and preneed cemetery merchandise and service trust funds upon implementation of FIN 46R. Upon consolidation, the large majority of the trust assets will be recorded at fair value. It is unclear at this time whether the Company will consolidate the cemetery perpetual care trust funds upon implementation of FIN 46R. Currently, the cemetery perpetual care trust funds are not recognized on the Company's consolidated balance sheet. If the cemetery perpetual care trust funds are consolidated, the Company believes it will recognize an asset and a corresponding liability in its consolidated balance sheet of approximately $650,000. The large majority of the assets of cemetery perpetual care trust funds will be recorded at fair value.

    Currently, the Company defers investment earnings associated with prearranged funeral and preneed cemetery merchandise and service trust funds until the corresponding merchandise is delivered or the service is performed. It is unclear at this time whether this revenue recognition policy will continue upon implementation of FIN 46R, or if the Company will have to recognize these trust fund earnings in a revised manner, such as at the time the trust funds themselves earn such investment earnings.

    Realized investment earnings from cemetery perpetual care trust funds are recognized in current cemetery revenues as they are intended to defray cemetery maintenance costs. The Company expects to continue recognizing these investment earnings under this new accounting policy.

    The Company believes the consolidation of the prearranged funeral and preneed cemetery merchandise and service trust funds (and possibly the cemetery perpetual care trust funds) will have an effect on certain components within its consolidated statement of cash flows. Upon such consolidation, proceeds from sales of trust fund investments and disbursements for purchases of trust fund investments will be shown as separate components of cash flows from investing activities. Currently, the cash flows described above are reported within cash flows from operations as they are receivables collected from third parties.

    In addition to potentially consolidating these trust funds, the Company also believes it will consolidate certain cemeteries managed by the Company, upon implementation of FIN 46R. The Company expects to recognize a charge of approximately $10,000 to $20,000, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries managed by the Company as of March 31, 2004. The results of operations and cash flows of these cemeteries will be included in the Company's consolidated financial statements upon implementation of FIN 46R, although no material impact is anticipated.

    The Company is also discussing its accounting policies for insurance funded prearranged funeral contracts (see note five to the consolidated financial statements) with the Staff of the Securities and Exchange Commission. The discussion relates to whether amounts recorded in Prearranged funeral contracts, net and Deferred prearranged funeral contract revenues, net associated with such contracts represent assets and liabilities of the Company as defined in Statement of Financial Accounting Concepts No. 6, "Elements in Financial Statements". If it is concluded that these amounts are not assets and liabilities as defined, the Company will remove from our consolidated balance sheet, amounts relating to insurance funded prearranged funeral contracts recorded in Prearranged funeral contracts, net and Deferred prearranged funeral contract revenues, net which, as of December 31, 2003, were approximately $4 billion and $4 billion, respectively. Such a change in accounting would have no impact on the Company's consolidated stockholders' equity, results of operations or cash flows.

    In July 2003, the Emerging Issues Task Force of the FASB issued Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue 00-21 were effective July 1, 2003 and have been applied prospectively by the Company. Issue 00-21 did not have an impact on the Company's results of operations, financial position or cash flows, as the Company's revenue recognition policy is consistent with the provisions of Issue 00-21.

    Effective January 1, 2004, the Company changed the accounting for gains and losses on its pension plan assets and liabilities. The Company will recognize such gains and losses in its consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes the change is preferable as the new method of accounting better reflects the economic nature of the Company's pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, the Company expects to recognize a charge for the cumulative effect of an accounting charge of approximately $55,000 (on a pretax basis) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities.

NOTE FIVE

PREARRANGED FUNERAL ACTIVITIES

    The Company sells price-guaranteed prearranged funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states and provinces require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting (collectively "trust funded prearranged funeral contracts"). Alternatively, where allowed, customers purchase a life insurance or annuity policy from third party insurance companies to fund their prearranged funeral ("insurance funded prearranged funeral contracts"). The insurance policy proceeds will be used to pay for the funeral goods and services selected at the time of prearrangement. Under either customer funding option, the Company enters into a prearranged funeral contract with the customer to provide funeral services in the future at prices prevailing when the contract is signed. When the prearranged funeral contract is consummated, the Company records an asset (included in Prearranged funeral contracts, net) and corresponding liability (included in Deferred prearranged funeral contract revenues, net) for the contract price.

    Funeral revenues are recognized in the consolidated statement of operations on prearranged funeral contracts at the time the funeral service is performed. Trust investment earnings, net of taxes and certain other expenses paid by the trust, and increasing insurance benefits are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues. These amounts are intended to cover future increases in the cost of providing a price-guaranteed funeral service.

    Direct selling costs incurred pursuant to the sales of trust funded prearranged funeral contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded prearranged funeral contract revenue when recognized. Deferred selling costs associated with trust funded prearranged funeral contracts were $113,920 and $105,057 at December 31, 2003 and 2002, respectively. Direct selling costs incurred pursuant to the sales of insurance funded prearranged funeral contracts are expensed as incurred. In connection with insurance funded prearranged funeral contract sales, the customer purchases a life insurance policy and the Company earns a commission as the agent in the transaction between the customer and the third party insurance company. Such general agency (GA) revenues are based on a percentage per insurance policy sold and are recognized when the insurance purchase transaction between the customer and the third party insurance company is complete. GA revenues recognized by the Company totaled $27,700, $47,100 and $43,300, and direct selling costs expensed by the Company totaled $23,900, $34,100, and $37,300 for the years ended December 31, 2003, 2002 and 2001, respectively, in connection with sales of insurance funded prearranged funeral contracts.

Prearranged Funeral Contracts, Net

    Prearranged funeral contracts, net of allowance for cancellation, represents amounts due from trust funds, customer receivables and third party insurance companies related to unperformed, price-guaranteed prearranged funeral contracts. The components of prearranged funeral contracts, net in the consolidated balance sheet at December 31 are as follows:

                                                                                2003             2002
                                                                            -----------       ----------
                Trust funded prearranged funeral contracts:
                  Receivables due from trust assets....................     $   965,296       $  983,357
                  Receivables from customers...........................         188,817          228,524
                                                                            -----------       ----------
                    Trust funded prearranged funeral contracts.........       1,154,113        1,211,881
                Insurance funded prearranged funeral contracts.........       3,958,881        3,442,170
                                                                             ----------       ----------
                                                                              5,112,994        4,654,051
                    Allowance for cancellation.........................        (378,135)        (372,278)
                                                                             ----------       ----------

                Prearranged funeral contracts, net.....................      $4,734,859       $4,281,773
                                                                             ==========       ==========

    Upon cancellation of a trust funded prearranged funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceeds the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded prearranged funeral contracts being under-funded, the Company assesses those contracts to determine whether a loss provision should be recorded. No loss amounts have been required to be recognized as of December 31, 2003.

    Accumulated investment earnings from trust funds and increasing insurance benefits of third party insurance companies have been included to the extent that they have been accrued through December 31, 2003 and 2002, respectively. The trust-related assets above have been reduced by the trust investment earnings the Company has been allowed to withdraw prior to death maturity and amounts received from customers that were not required to be deposited into trust pursuant to various state laws.

    The activity in prearranged funeral contracts, net for the years ended December 31 is as follows:

                                                                            2003          2002
                                                                         -----------   -----------
                   Beginning balance - Prearranged funeral contracts,
                     net.............................................    $4,281,773    $4,109,195
                     Net sales, net of receipts on bonded contracts
                       and amounts retained by the Company on trust
                       funded contracts..............................       610,326       601,816
                     Dispositions of businesses......................       (81,281)     (293,888)
                     Net undistributed investment earnings and
                       increasing insurance benefits.................        17,554        43,217
                     Maturities and distributed earnings.............      (414,947)     (370,336)
                     Change in cancellation allowance................        (5,857)       (4,778)
                     Effect of foreign currency .....................       286,321       136,692
                     Other...........................................        40,970        59,855
                                                                         ----------    ----------
                   Ending balance - Prearranged funeral contracts, net   $4,734,859    $4,281,773
                                                                         ==========    ==========

    The cost and market value of the assets held in the trust funds underlying the Company's trust funded prearranged funeral contracts at December 31 are detailed below. The Company believes the unrealized losses related to certain of the assets held in trust funds are temporary in nature.

                                                          2003                             2002
                                              -----------------------------     ----------------------------
                                                  COST           MARKET            COST           MARKET
                                              -------------    ------------     ------------    ------------
Cash and cash equivalents...................     $  65,354       $  65,354        $  78,010       $  78,010

Fixed income securities:
    U.S. Treasury...........................       226,098         224,316           88,017          91,979
    Foreign government......................        74,340          74,016           54,954          56,000
    Corporate...............................         6,483           6,456           11,763          12,401
    Mortgage-backed.........................        91,438          87,767          103,793         105,024
    Asset-backed............................         9,042           8,782            2,722           2,820
    Municipal and other.....................        32,096          32,014              452             458

Equity securities:
    Common stock............................       315,725         345,807          473,257         413,488

Mutual funds:
    Equity..................................        54,046          59,358           59,487          50,172
    Fixed income............................        46,021          47,116           54,639          56,155

Private equity and other....................        44,653          33,064           56,263          48,106
                                                 ---------       ---------        ---------       ---------
Receivables due from trust assets...........     $ 965,296       $ 984,050        $ 983,357       $ 914,613
                                                 =========       =========        =========       =========
Market value as of a percentage of cost.....                         101.9%                            93.0%
                                                                 =========                        =========

Deferred Prearranged Funeral Contract Revenues, Net

    Deferred prearranged funeral contract revenues, net of allowance for cancellation, represent the original contract price plus the net trust investment earnings and increasing insurance benefits associated with unperformed prearranged funeral contracts. The following table summarizes the activity in deferred prearranged funeral contract revenues, net for the years ended December 31:

                                                                                 2003            2002
                                                                              -----------    -----------

             Beginning  balance  -  Deferred prearranged funeral contract
               revenues, net..............................................    $ 4,659,994    $ 4,596,116
               Net sales..................................................        644,463        647,119
               Dispositions of businesses.................................        (85,418)      (361,005)
               Net investment earnings and increasing insurance benefits..         17,785         43,307
               Maturities.................................................       (438,303)      (387,144)
               Change in cancellation allowance...........................         (5,857)        (4,778)
               Effect of foreign currency.................................        286,789        134,892
               Other......................................................         37,989         (8,513)
                                                                              -----------    -----------
             Ending  balance  -  Deferred prearranged funeral contract
               revenues, net..............................................    $ 5,117,442    $ 4,659,994
                                                                              ===========    ===========

NOTE SIX

PRENEED CEMETERY ACTIVITIES

    The Company sells price-guaranteed preneed cemetery contracts providing for future property interment rights, merchandise or services at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting, pursuant to applicable law.

    Direct selling costs incurred pursuant to the sales of preneed cemetery contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding revenue when recognized. Deferred selling costs related to preneed cemetery contracts were $205,123 and $200,478 as of December 31, 2003 and 2002, respectively.

Preneed Cemetery Contracts, Net

    Preneed cemetery contracts, net of allowance for cancellation, represents amounts due from trust funds and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery contracts, net in the consolidated balance sheet at December 31 are as follows:

                                                                            2003              2002
                                                                        ----------         ----------
     Receivables due from trust assets.............................     $  862,265         $  859,338
     Receivables due from customers................................        523,680            620,731
     Unearned finance charges......................................        (75,785)          (102,394)
                                                                        ----------         ----------
                                                                         1,310,160          1,377,675
     Allowance for cancellation....................................       (225,524)          (211,853)
                                                                         ---------         ----------
                                                                        $1,084,636         $1,165,822
                                                                        ==========         ==========

    Interest rates on cemetery contracts range from 3.5% to 15.7%. The average term of a financed preneed cemetery contract is approximately 4.6 years.

    The activity in preneed cemetery contracts, net for the years ended December 31 is as follows:

                                                                            2003              2002
                                                                        ----------         ----------
     Beginning balance - Preneed cemetery contracts, net...........     $1,165,822         $1,294,102
        Net sales including deferred and recognized revenues.......        364,149            443,889
        Dispositions of businesses.................................        (10,806)           (18,194)
        Net undistributed investment earnings (losses).............          5,468            (30,799)
        Cash receipts from customers, net of refunds...............       (455,043)          (496,165)
        Deposits to trust..........................................        127,249            145,003
        Maturities, deliveries and associated earnings.............       (117,605)          (142,805)
        Change in cancellation allowance...........................        (17,466)            (2,380)
        Effect of foreign currency.................................         10,353            (12,049)
        Other......................................................         12,515            (14,780)
                                                                        ----------         ----------
     Ending balance - Preneed cemetery contracts, net..............     $1,084,636         $1,165,822
                                                                        ==========         ==========


    The change in cancellation allowance includes amounts related to receivables due from customer for recognized revenues, as well as deferred revenues.

Merchandise and Services Trusts

    Amounts paid into cemetery merchandise and services trusts are included in Preneed cemetery contracts, net, at cost, in the consolidated balance sheet. The cost and market values associated with the assets held in the cemetery merchandise and services trust funds underlying these receivables at December 31 are detailed below. The Company believes the unrealized losses related to certain of the assets held in trust funds are temporary in nature.

                                                                    2003                              2002
                                                          --------------------------        -------------------------
                                                            COST            MARKET            COST           MARKET
                                                          ----------       ---------        ---------       ---------
Cash and cash equivalents..........................       $   65,737       $  65,737        $  85,526       $  85,526

Fixed income securities:
    U.S. Treasury..................................          115,208         116,763          120,140         131,133
    Foreign government.............................           14,671          15,200           11,096          11,096
    Corporate......................................            6,135           6,374            4,464           4,867
    Mortgage-backed................................          202,096         205,010          150,007         156,891
    Asset-backed...................................           12,731          13,306            1,549           1,657
    Municipal and other............................            2,121           2,321            4,188           4,340

Equity securities:
    Common stock...................................          298,830         337,351          320,116         273,937

Mutual funds:
    Equity.........................................           79,370          90,655           88,609          70,794
    Fixed income...................................           32,450          33,125           41,807          42,273

Private equity and other...........................           32,916          25,125           31,836          26,702
                                                          ----------       ---------        ---------       ---------
Receivables due from trust assets..................       $  862,265      $  910,967       $  859,338      $  809,216
                                                          ==========      ==========       ==========      ==========
Market value as a percentage of cost...............                            105.6%                            94.2%
                                                                          ==========                       ==========

    All investment earnings related to these cemetery merchandise and services trust funds are deferred until the associated merchandise is delivered or service is performed. The investment earnings recognized in the consolidated statement of operations related to these cemetery merchandise and services trust funds were $9,094, $8,165, and $8,379, for the years ended December 31, 2003, 2002, and 2001, respectively.

Deferred Cemetery Contract Revenues, Net

    Deferred cemetery contract revenues, net of allowance for cancellation, represent the original contract price for the preneed cemetery items deferred plus net investment earnings associated with the deferred items. The following table summarizes the activity in Deferred preneed cemetery contract revenues, net for the years ended December 31 is as follows:

                                                                              2003           2002
                                                                           -----------    ------------
                                                                                          (RESTATED)
Beginning balance - Deferred cemetery contract revenues, net..........     $1,629,540     $1,703,110
    Net sales.........................................................        215,660        302,691
    Dispositions of businesses........................................        (43,106)       (45,312)
    Net investment earnings (losses)..................................         14,688        (28,364)
    Maturities, deliveries and associated earnings....................       (220,119)      (289,326)
    Change in cancellation allowance..................................        (18,718)         3,149
    Effect of foreign currency........................................          5,904          3,032
    Other.............................................................         (8,497)       (19,440)
                                                                           ----------     -----------
Ending balance - Deferred cemetery contract revenues, net.............     $1,575,352     $1,629,540
                                                                           ==========     ==========

Perpetual Care Trusts

    The Company is required by state or provincial law to pay into perpetual care trust funds a portion of the proceeds from the sale of cemetery property interment rights. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore is not included in the consolidated balance sheet. The cost and market values associated with the assets held in perpetual care trust funds at December 31 are detailed below.

                                                      2003                              2002
                                            ---------------------------       --------------------------
                                               COST            MARKET           COST            MARKET
                                            ----------        ---------       ---------       ----------
Cash and cash equivalents............       $   54,292        $  54,292       $  63,932        $  63,932

Fixed income securities:
    U.S. Treasury....................           18,201           18,871          64,473           67,226
    Foreign government...............           27,774           28,765          20,978           21,726
    Corporate........................           78,667           82,463          57,488           60,470
    Mortgage-backed..................           94,995           94,926          94,996           98,359
    Asset-backed.....................           61,456           60,787          18,052           19,588
    Municipal and other..............           13,942           14,505           2,731            3,295

Equity securities:
    Preferred stock..................           15,486           15,857          13,906           12,632
    Common stock.....................           76,033           81,265          25,428           23,717

Mutual funds:
    Equity...........................           32,734           36,741          29,311           28,470
    Fixed income.....................          121,426          128,621         142,086          136,281

Private equity and other.............           33,040           35,707          30,896           35,563
                                            ----------        ---------       ---------       ----------
Perpetual care trust assets..........       $  628,046       $  652,800      $  564,277       $  571,259
                                            ==========       ==========      ==========       ==========
Market value as a percentage of cost.                             103.9%                           101.2%
                                                             ==========                       ==========

    Investment earnings from these perpetual care trust funds are distributed regularly, are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. The investment earnings related to these perpetual care trust funds were $31,018, $26,611, and $29,926 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE SEVEN

GOODWILL

    The changes in the carrying amounts of goodwill for the Company's two segments are as follows:

                                                                                 FUNERAL             CEMETERY
                                                                                 SEGMENT              SEGMENT              TOTAL
                                                                               ------------          ----------         ----------
       Balance as of December 31, 2001................................         $  1,246,273          $  163,036         $1,409,309
          Impairment loss recorded upon adoption of SFAS No. 142......                    -            (146,794)          (146,794)
          Goodwill reduction related to disposition programs..........              (68,078)            (14,220)           (82,298)
          Effect of foreign currency and other........................                4,076                (115)             3,961
                                                                               ------------          ----------         ----------
       Balance as of December 31, 2002................................            1,182,271               1,907          1,184,178
          Goodwill reduction related to disposition programs..........              (11,663)                  -            (11,663)
          Effect of foreign currency and other........................               22,531                 377             22,908
                                                                               ------------          ----------         ----------
       Balance as of December 31, 2003................................         $  1,193,139          $    2,284         $1,195,423
                                                                               ============          ==========         ==========

    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company, effective January 1, 2002, recognized a charge reflected as a cumulative effect of an accounting change of $135,560 (net of applicable taxes) or $.46 per diluted share related to the impairment of goodwill in its North America cemetery reporting unit.

    The following table shows the 2001 historical results compared to unaudited pro forma effects of SFAS 142 had goodwill not been amortized during that period.

                                                                                        2001
                                                                                     ----------
                                                                                     (RESTATED)
          Loss from continuing operations before cumulative effects of
             accounting changes.............................................         $ (617,540)
          Add back:  Goodwill amortization, net of taxes....................             47,455
                                                                                     ----------
          Pro forma loss from continuing operations before cumulative
             effects of accounting changes..................................         $ (570,085)
                                                                                     ==========

          Net loss..........................................................         $ (623,440)
          Add back:  Goodwill amortization, net of taxes....................             47,455
                                                                                     ----------
          Pro forma net loss................................................         $ (575,985)
                                                                                     ==========
          Basic and diluted earnings (loss) per share from continuing
             operations before cumulative effects of accounting changes.....         $    (2.17)
          Add back:  Goodwill amortization, net of taxes....................                .17
                                                                                     ----------
          Pro forma basic and diluted loss per share from continuing
             operations before cumulative effects of accounting changes.....         $    (2.00)
                                                                                     ==========

          Basic and diluted net loss per share..............................         $    (2.19)
          Add back:  Goodwill amortization, net of taxes....................                .17
                                                                                     ----------
          Pro forma basic and diluted net loss per share....................         $    (2.02)
                                                                                     ==========

NOTE EIGHT

INCOME TAXES

    The provision or benefit for income taxes includes United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

    Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes for the years ended December 31 is as follows:


                                                   2003              2002               2001
                                                 ---------        ----------         ----------
                                                                 (RESTATED)         (RESTATED)
       United States....................         $   5,765        $ (192,157)        $ (604,150)
       Foreign..........................           108,568            57,987             34,596
                                                 ---------        ----------         ----------
                                                 $ 114,333        $ (134,170)        $ (569,554)
                                                 =========        ==========         ==========

    Income tax provision (benefit) for the years ended December 31 consisted of the following:

                                                  2003              2002               2001
                                             ---------------    --------------     --------------
                                                                 (RESTATED)         (RESTATED)
       Current:
          United States.................         $   2,050        $ (127,426)         $ (25,432)
          Foreign.......................            18,203           (15,161)             9,935
          State and local...............             4,306            (1,498)             4,001
                                                 ---------        ----------          ---------
                                                 $  24,559        $ (144,085)         $ (11,496)

       Deferred:
          United States.................         $   1,237        $   86,576          $  55,054
          Foreign.......................             8,505            22,207              2,856
          State and local...............            (5,050)           (1,942)             1,572
                                                 ---------        ----------          ---------
                                                 $   4,692        $  106,841          $  59,482
                                                 ---------        ----------          ---------
                                                 $  29,251        $  (37,244)         $  47,986
                                                 =========        ==========          =========

    The Company made income tax payments on continuing operations of approximately $14,462, $8,920 and $22,423 excluding income tax refunds of $97,724, $63,547 and $122,522 for the years ended December 31, 2003, 2002 and
2001, respectively. Net tax refunds of $83,262, $54,627 and $100,099 include one time refunds of approximately $950, $21,962 and $116,300 related to losses on sales of investments and one time refunds of approximately $93,569, 35,306 and $0 related to approval of a change in tax accounting method for years 2003, 2002 and 2001, respectively.

    The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate for the years ended December 31 were as follows:

                                                                                     2003             2002             2001
                                                                                   --------         ---------       ----------
                                                                                                  (RESTATED)        (RESTATED)
       Computed tax provision (benefit) at the applicable federal
          statutory income tax rate.......................................         $ 40,017         $ (46,960)      $ (199,344)
       State and local taxes, net of federal income tax benefits..........             (484)           (2,236)           3,623
       Dividends received deduction and tax exempt interest...............             (471)             (638)          (1,668)
       Amortization of goodwill...........................................                -                 -            9,619
       Foreign jurisdiction tax rate difference...........................           (5,893)           (8,333)         (16,173)
       Foreign net operating loss utilization.............................             (531)           (9,895)               -
       Write down of assets and other losses with no tax benefit..........              119            28,554          111,984
       Tax benefit associated with dispositions...........................           (3,350)                -                -
       Accounting for asset impairment....................................                -             5,683          143,646
       Other..............................................................             (156)           (3,419)          (3,701)
                                                                                   --------         ---------       ----------
          Provision (benefit) for income taxes............................         $ 29,251         $ (37,244)        $ 47,986
                                                                                   ========         =========         ========
          Total effective tax rate........................................             25.6%             27.8%           (8.4)%
                                                                                   ========         =========         ========

    Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

                                                                                  2003                 2002
                                                                                ----------          ----------
                                                                                                    (RESTATED)
Inventories and cemetery property, principally due to purchase
   accounting adjustments.............................................          $  436,209          $  452,545
Property, plant and equipment, principally due to depreciation and
   to purchase accounting adjustments.................................              97,135             152,934
Other.................................................................             100,019             102,408
                                                                                ----------          ----------
Deferred tax liabilities..............................................             633,363             707,887
                                                                                ----------          ----------
Receivables, principally due to sales of cemetery interment rights
   and related products...............................................              (5,357)            (51,382)
Deferred revenue on prearranged funeral and cemetery contracts,
   principally due to earnings from trust funds.......................            (108,702)            (13,682)
Accrued liabilities...................................................             (58,231)            (91,097)
Loss and tax credit carry-forwards....................................            (100,593)           (282,896)
                                                                                ----------          ----------
Deferred tax assets...................................................            (272,883)           (439,057)
                                                                                ----------          ----------
Valuation allowance...................................................              37,168             158,001
                                                                                ----------          ----------
Net deferred income taxes.............................................          $  397,648          $  426,831
                                                                                ==========          ==========

    Current refundable income taxes and current deferred tax assets are included in Other current assets, while long-term deferred tax assets are included in Deferred charges and other assets in the consolidated balance sheet. Current taxes payable and current deferred tax liabilities are reflected as Income taxes in the consolidated balance sheet and long-term tax liabilities are included in Other liabilities in the consolidated balance sheet. The Company had a tax receivable of $92,445 at December 31, 2002, which was subsequently received in February 2003. The Company joint ventured its French subsidiary in March 2004. The current tax liability of the French subsidiary is $17,376 at December 31, 2003.

    During 2003, as a result of the restructuring of debt and equity of certain foreign subsidiaries, the Company incurred $1,619 of foreign withholding taxes and provided $9,009 of additional United States income taxes. At December 31, 2003 and 2002, United States income taxes had not been provided on $147,720 and $73,852, respectively, of the remaining undistributed earnings of foreign subsidiaries since it is the Company's intent not to remit these earnings. The Company intends to permanently reinvest these undistributed foreign earnings in those businesses outside the United States and, therefore, has not provided for U.S. income taxes on such earnings. The unremitted earnings of the Company's French subsidiary at December 31, 2003 was $102,864.

    The Company maintains accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, the Company will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by the Company will no longer be required and these amounts will be reversed through the tax provision at the time of resolution.

    Amounts related to the prior year's writedown of assets held for sale, categorized as U.S. Capital loss carry-forwards and reduced by a full valuation allowance, have been reclassified to Other deferred tax liabilities in the current period with no change to Net deferred income taxes. This reclassification is a result of changes to the expected tax effect of disposition of these assets.

    Various subsidiaries have international, federal and state carry-forwards of $794,820 with expiration dates through 2022. The Company believes that some uncertainty exists with respect to future realization of certain state and international carry-forwards, therefore a valuation allowance has been established for those carry-forwards where uncertainty exists. The valuation allowance is primarily attributable to state net operating losses and is due to complexities of the various state laws restricting state net operating loss utilization.

    The loss carry-forwards will expire as follows:

                 2004................................................          $   18,318
                 2005................................................              24,491
                 2006................................................              28,043
                 2007................................................              16,975
                 2008................................................               1,613
                 Thereafter..........................................             705,380
                                                                          ----------------
                    Total............................................          $  794,820
                                                                          ================

NOTE NINE

DEBT

    Debt as of December 31 was as follows:

                                                                                            2003                      2002
                                                                                         -----------              ------------
6.3% notes due 2003...........................................................           $         -              $     84,801
7.375% notes due April 2004...................................................               111,190                   111,190
8.375% notes due December 2004................................................                50,797                    50,797
6.0% notes due 2005...........................................................               272,451                   387,241
7.2% notes due 2006...........................................................               150,000                   150,000
6.875% notes due 2007.........................................................               143,475                   150,000
6.5% notes due 2008...........................................................               195,000                   200,000
6.75% convertible subordinated notes due 2008, conversion price of
   $6.92 per share............................................................               312,694                   328,005
7.7% notes due 2009...........................................................               358,266                   371,183
6.95% amortizing notes due 2010...............................................                 3,557                    42,106
7.875% debentures due 2013....................................................                55,627                    55,627
Convertible debentures, maturities through 2013, fixed interest rates
   from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share......                38,368                    39,531
Mortgage notes and other debt, maturities through 2050........................                69,734                    76,758
Deferred charges..............................................................               (49,594)                  (62,401)
                                                                                         -----------              ------------
     Total debt...............................................................             1,711,565                 1,984,838
     Less current maturities..................................................              (182,682)                 (100,330)
                                                                                         -----------              ------------
            Total long-term debt..............................................        $    1,528,883            $    1,884,508
                                                                                      ==============            ==============

    The aggregate maturities of debt for the five years subsequent to December 31, 2003, are as follows:

2004................................................................................   $  182,682
2005................................................................................      301,043
2006................................................................................      178,432
2007................................................................................      155,469
2008................................................................................      520,385
2009 and thereafter.................................................................      423,148
                                                                                       ----------
Total..............................................................................    $1,761,159
                                                                                       ==========

Bank Credit Agreements

    The Company's bank credit agreement, which matures in July 2005, provides a total lending commitment of $185,000, including a sublimit of $125,000 for letters of credit. The credit facility is secured by the stock, inventory and receivables of certain of the Company's domestic subsidiaries and these domestic subsidiaries have guaranteed the Company's debt obligation associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and limits on capital expenditures. Additionally, the Company is restricted from paying dividends and making other distributions. The Company had no borrowings under the bank credit agreement at either December 31, 2003 or December 31, 2002; however, the Company used the credit agreement sublimit to issue letters of credit, in the amounts of $69,815 and $85,845 at December 31, 2003, and December 31, 2002, respectively. Interest rates for the outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, which ranges from 0.50% to 0.75% based on the percentage of the facility used, and was 0.625% at December 31, 2003 and December 31, 2002.

Debt Issuances and Exchanges

    In September 2002, the Company issued $172,183 of unregistered 7.70% notes due 2009 in connection with an exchange offer to holders of an equivalent principal amount of its existing 6.00% notes due 2005. Upon settlement of the exchange offer, the Company paid approximately $11,480 in closing fees, incentive payments and accrued interest. In January 2003, the Company exchanged substantially all of the unregistered notes issued in September 2002 for an equivalent principal amount of registered 7.70% notes due 2009 with substantially identical terms.

Debt Settlements and Extinguishments

    During the year ended December 31, 2003, the Company purchased the following notes in the open market: $8,528 of the 6.3% notes due 2003; $114,790 of the 6.0% notes due 2005; $6,525 of the 6.875% notes due 2007; $5,000 of the 6.5%
notes due 2008; $15,311 of the 6.75% convertible subordinated notes due 2008; $12,917 of the 7.7% notes due 2009; $37,213 of the 6.95% amortizing notes due 2010; and the remaining $25 of the 7.0% notes due 2015. As a result of these transactions, the Company recognized a net gain for the year ended December 31, 2003, of $1,315, recorded in Other income, net, in the consolidated statement of operations.

    On March 15, 2003, as required by the terms of the agreement, the Company repaid the remaining $76,273 due on the 6.3% notes due 2003.

    Aside from the $172,183 of 6.00% notes due 2005 that were extinguished in the previously mentioned exchange offer, the Company also purchased the following notes in the open market during the year ending December 31, 2002:
$2,850 of the 7.00% notes due 2015 (putable 2002); $166,483 of the 6.30% notes due 2003; $116,810 of the 7.375% notes due April 2004; $1,043 of the 8.375%
notes due December 2004; $22,126 of the 6.00% notes due 2005; $16,995 of the notes due 2008; $1,000 of the 7.70% notes due 2009; and $15,618 of mortgage notes and other debt. As a result of these transactions, the Company recognized gains on early extinguishments of debt totaling $7,783, recorded in Other income, net, in the consolidated statement of operations.

    In May 2002, the Company's French subsidiary satisfied $113,500 of debt associated with the financial restructuring of the Company's French subsidiary with non-cash French financial assets. On June 1, 2002, substantially all of the holders of the 7.00% notes due 2015 (putable 2002) presented the notes for payment pursuant to the terms of the embedded put options. The Company paid the holders in accordance with the terms of the agreement.

Additional Debt Disclosures

    The Company's consolidated debt had a weighted average interest rate of 6.95% at December 31, 2003, compared to 6.87% at December 31, 2002. Approximately 99% of the total debt had a fixed interest rate at December 31, 2003 and 2002.

    Cash interest payments for the three years ended December 31, 2003, were as follows:

          2003.....................................................................          $136,691
          2002.....................................................................           158,585
          2001.....................................................................           218,429

    At December 31, 2003 and 2002, respectively, the Company had deposited $95,325 and $23,592 in restricted interest-bearing accounts that were held as security for various credit instruments, which were included in Deferred charges and other assets in the consolidated balance sheet. In addition, the Company had assets of approximately $35,205 and $40,845 pledged as collateral for the mortgage notes and other debt at December 31, 2003 and 2002, respectively. Included in mortgage notes and other debt, the Company had capital lease obligations totaling $25,438 and $26,822 at December 31, 2003, and 2002. Approximately $24,194 of the capital lease obligations reported at December 31, 2003, was related to vehicles in the Company's France operations.

NOTE TEN

DERIVATIVES

    The Company occasionally participates in hedging activities using a variety of derivative instruments, including interest rate swap agreements, cross-currency swap agreements, and forward exchange contracts. These instruments are used to hedge exposure to risk in the interest rate and foreign exchange rate markets. The Company has documented policies and procedures to monitor and control the use of derivative instruments and executes transactions with a limited group of creditworthy financial institutions. The Company generally does not engage in derivative transactions for speculative or trading purposes, nor is it a party to leveraged derivatives.

    The Company was not a party to any derivative transactions during the year ended December 31, 2003. Subsequent to December 31, 2003, the Company executed certain forward exchange contracts to hedge its net foreign investment in France. The derivative transactions have an aggregate notional value of EUR 240,000 with a corresponding aggregate notional value of $301,719.

    During the year ended December 31, 2002, in connection with the purchase of the 6.30% notes due 2020 (putable 2003), the Company terminated options embedded in the extinguished securities by exchanging them for new options with economically equivalent terms. The initial liability of $16,213 was recorded with the early extinguishment of debt in Accounts payable and accrued liabilities in the consolidated balance sheet and subsequently the Company recognized a charge of $40,787 in Other operating expenses in the consolidated statement of operations. In October 2002, the Company paid $57,000 in full settlement of the options associated with the 6.30% notes due 2020 (putable
2003), thereafter presented as the 6.30% notes due 2003.

    During 2002, the Company hedged a portion of its net foreign investments in the United Kingdom and Europe by engaging in certain forward exchange contracts, having aggregate notional values of GBP 70,000 and EUR 100,000 and a corresponding aggregate notional value of $188,662. These forward exchange contracts were settled during 2002 at a loss of $11,836, which was recorded in the Other comprehensive income (loss) in the consolidated statement of stockholders' equity.

    In accordance with the accounting proscribed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Transactions and Certain Hedging Activities, an amendment to FASB Statement No. 133", the Company, effective January 1, 2001, recognized a charge reflected as a cumulative effect of an accounting change of $7,601 (net of applicable taxes) or $0.03 per diluted share.

NOTE ELEVEN

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Estimates

    The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables and trade payables accurately represent the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on prearranged funeral contracts and cemetery contracts, excluding prearranged funeral trust funds and cemetery merchandise and services trust funds (see notes five and six to the consolidated financial statements, respectively) are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The carrying value of other notes receivable approximates the fair value, as the Company regularly reviews the loans for impairment. At December 31, 2003 and 2002, other notes receivable, net, included in Other current assets and Deferred charges and other assets in the consolidated balance sheet, totaled $50,546 and $79,724, respectively. In addition, the Company had $0 and $9,615 in outstanding undrawn commitments at December 31, 2003 and 2002, respectively.

    The fair values of the Company's debt at December 31 were as follows:

                                                                                           2003              2002
                                                                                         ---------        ---------
               6.3% notes due 2003.................................................    $        -        $   83,953
               7.375% notes due April 2004.........................................       112,858           110,773
               8.375% notes due December 2004......................................        52,194            50,797
               6.0% notes due 2005.................................................       277,900           364,007
               7.2% notes due 2006.................................................       157,125           142,500
               6.875% notes due 2007...............................................       149,573           137,250
               6.5% notes due 2008.................................................       202,800           179,000
               6.75% convertible subordinated notes due 2008,
                 conversion price of $6.92.........................................       329,892           302,995
               7.7% notes due 2009.................................................       387,823           348,912
               6.95% amortizing notes due 2010.....................................         3,577            39,087
               7.875% debentures due 2013..........................................        57,157            49,578
               Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to
                 $50.00 per share..................................................        38,176            34,728
               Mortgage notes and other debt, maturities through 2050..............        69,734            76,756
                                                                                       ----------        ----------
                         Total fair value of debt..................................    $1,838,809        $1,920,336
                                                                                       ==========        ==========

    The fair values of the Company's long-term, fixed rate and convertible debt securities were estimated using market conditions for those securities or for other securities having similar terms and maturities. Mortgage notes and other debt have been reported at face value because of the diverse terms and conditions and non-trading nature of these notes.

Credit Risk Exposure

    The Company's cash deposits, some of which exceed insured limits, were distributed among various regional and national banks in the jurisdictions in which the Company operates. In addition, the Company regularly invests excess cash in financial instruments, which are not insured, such as money-market funds and Eurodollar time deposits that are offered by a variety of reputable financial institutions and commercial paper that is offered by corporations with high quality credit ratings. The Company believes that the credit risk associated with such instruments is minimal.

    The Company grants credit in the normal course of business. The credit risk associated with funeral, cemetery and prearranged funeral and preneed cemetery receivables due from customers is generally considered minimal because of the diversification of the customers served. Furthermore, bad debts have not been significant relative to the volume of deferred revenues. Customer payments on prearranged funeral or preneed cemetery contracts that are either placed into state regulated trusts or used to pay premiums on life insurance contracts generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

NOTE TWELVE

COMMITMENTS AND CONTINGENCIES

Leases

   The Company's leases principally relate to funeral home facilities, transportation equipment and two aircraft. The majority of the Company's operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Rental expense for these leases was $77,133, $89,291, and $92,895 for the years ended December 31, 2003, 2002, and 2001, respectively. In 2002, the Company entered into certain capital leases primarily related to vehicles in its France operations, which constituted approximately $27,748 of the Company's future minimum lease payments for capital lease obligations at December 31, 2003. The Company also has future minimum lease payments related to operating leases in its France operations of approximately $28,248. As of December 31, 2003, future minimum lease payments for operating and capital leases exceeding one year are as follows:


                                                                          OPERATING         CAPITAL
                                                                          ----------       ----------
                  2004...............................................     $   50,138       $    7,429
                  2005...............................................         38,932            8,348
                  2006...............................................         27,046            5,462
                  2007...............................................         18,575            2,611
                  2008...............................................         11,298            2,195
                  2009 and thereafter................................         27,986            3,011
                                                                          ----------       ----------
                        Subtotal.....................................        173,975           29,056
                    Less:  Subleases.................................         (3,287)               -
                                                                          ----------       ----------
                        Total........................................     $  170,688           29,056
                                                                          ==========       ----------
                    Less:  interest on capital leases................
                                                                                               (3,618)
                                                                                           ----------
                  Total principal payable on capital leases..........                      $   25,438
                                                                                           ==========

Purchase Commitments

   The Company has a purchase agreement for its North America operations with a major casket manufacturer, having an original minimum commitment of $750,000 for a six-year period expiring at the end of 2004. The agreement contains provisions for annual price adjustments and provides for a one-year extension period to December 31, 2005 in which the Company is allowed to satisfy any remaining commitment that exists at the end of the original term. During 2003, the Company made minimum purchases of approximately $95,000 under this purchase agreement, and at December 31, 2003, the remaining commitment was for $287,000.

Management, Consulting and Non-Competition Agreements

   The Company has entered into management, employment, consulting and non-competition agreements, generally for five to ten years, with certain officers and employees of the Company and former owners of businesses acquired. The Company has modified several of the above agreements as part of cost rationalization programs (see note eighteen to the consolidated financial statements). During the years ended December 2003, 2002, and 2001, the Company recognized expense of $45,766, $56,878, and $70,758, respectively, related to these agreements. At December 31, 2003, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

              2004.......................................................................       $ 50,177
              2005.......................................................................         25,467
              2006.......................................................................         18,556
              2007.......................................................................          9,845
              2008.......................................................................          3,886
              2009 and thereafter........................................................          7,695
                                                                                                --------
                    Total................................................................       $115,626
                                                                                                ========

Contingent Purchase Obligations

    In connection with certain acquisitions made by the Company's South America operations, the Company entered into contingent purchase obligations with certain former owners of those businesses. According to the agreements, the Company is required to pay additional consideration between 2003 and 2005, based on the results of operations, as defined. The additional consideration may be paid partially in the Company's common stock at the discretion of the former owners and is currently estimated to be $53,000, recorded in Other liabilities in the consolidated balance sheet. The Company currently expects to pay amounts related to this contingency in 2005.

Representations and Warranties

    The Company has contingent obligations of $39,123 resulting from the Company's international asset sales and joint venture transactions. In some cases, the Company has agreed to guarantee certain representations and warranties with such disposition transactions with letters of credit or interest bearing cash investments. The Company has interest bearing cash investments of $13,830 included in Deferred charges and other assets collateralizing these contingent obligations. The Company does not believe it will ultimately be required to fund to third parties any claims against these representations and warranties.

    Subsequent to December 31, 2003, the Company agreed to certain representations and warranties associated with the disposition of its investment in France. The undiscounted amount of the representations and warranties associated with the sale is approximately

$36 million and includes indemnifications related to taxes and other obligations.

    The Company also has entered into other representations and warranties associated with North America asset sales that it does not believe are material in nature.

Litigation

    The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of March 12, 2004.

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

    The plaintiffs in the Consolidated Lawsuit allege that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company's prearranged funeral business and other financial matters, including in connection with the ECI merger. The Consolidated Lawsuit seeks to recover an unspecified amount of monetary damages. A Motion to Dismiss the Consolidated Lawsuit filed by the Company and the Individual Defendants is pending before the Court. The parties have met on at least two occasions to discuss a possible resolution of this case, but no progress was made. The Company anticipates that another meeting will be held in mid-April 2004 to discuss a possible resolution of this matter. The ultimate outcome of the Consolidated Lawsuit cannot be determined at this time and the Company cannot predict the outcome of any efforts to resolve the case. To the extent the Consolidated Lawsuit is not settled, the Company intends to aggressively defend this lawsuit.

    Several other lawsuits have been filed against the Company, the Individual Defendants and other defendants, including, in the first lawsuit listed below, the Company's independent auditors, PricewaterhouseCoopers LLP, in Texas state courts by former ECI shareholders, officers and directors. These lawsuits include the following matters:

       No. 2000-63917; Jack T. Hammer v. Service Corporation International, et al.; In the 165th Judicial District Court of Harris County, Texas, filed December 15, 2000 (Hammer matter);

       No. 31820-99-2; Charles Fredrick, Individually, and as a Representative of the Class v. Service Corp. International; In the District Court of Angelina County, Texas, filed February 16, 1999 (Fredrick matter).

    These lawsuits allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Hammer matter has been ordered to arbitration; however, the Company is engaged in negotiations to resolve this matter. To the extent these lawsuits are not settled, the Company intends to aggressively defend these lawsuits.

    Thomas G. Conway et al v. Service Corporation International, et al; Cause No. CV-02-2818; In the United States District Court for the Eastern District of New York, filed May 10, 2002 and Demand for Arbitration, No. 13 168 02061 02, before the American Arbitration Association (AAA) (Conway action). The Conway action was filed against the Company and two former officers of the Company who were also former officers of ECI, James P. Hunter III (Hunter) and Jack D. Rottman (Rottman). On August 28, 2002, the Conway plaintiffs filed a Demand for Arbitration and Statement of Claim against the Company, ECI and SCI Delaware Funeral Services, Inc., a subsidiary of the Company (SCI Delaware), in New York City. The American Arbitration Association ruled that the arbitration would be conducted in Houston, Texas. The Conway plaintiffs have indicated that they will refuse to recognize the transfer on the grounds that they contend it is improper to conduct the arbitration in Houston, Texas. The Company, ECI and SCI Delaware have initiated an action in the United States District Court for the Southern District of Texas (the District Court) to compel the Conway plaintiffs to arbitrate their claims in Houston, Texas. The District Court recently entered an order compelling the Conway plaintiffs to arbitrate their claims in Houston, Texas.

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

    Maurice Levie, Derivatively on behalf of Nominal Defendant, Service Corporation International v. R. L. Waltrip, et al and Service Corporation International; No. 2002-42417; In the 164th Judicial District Court of Harris County, Texas, filed August 20, 2002 (Levie action). The Levie action was filed against the Company and the members of its Board of Directors individually as a result of the Shareholder Derivative Demand of January 14, 2002, described above. In response to the filing of the lawsuit, the Company and the individual directors filed an answer denying the allegations in the lawsuit and a motion to dismiss based on the results of the investigation and determination of the Committee in response to the shareholder demand letter. This motion is currently pending before the trial court. The Company and the individual directors intend to aggressively defend this lawsuit.

    Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and named the Company, a subsidiary and other related entities as defendants. On August 19, 2003, the Court certified a class comprising all persons with burial plots or family members buried at Menorah Gardens & Funeral Chapels in Florida. Excluded from the class definition were persons whose claims had been reduced to judgment or had been settled as of the date of class certification. The defendants appealed the trial court's order regarding class certification.

    The plaintiffs alleged that defendants had failed to exercise reasonable care in handling remains by secretly: (i) dumping remains in a wooded area; (ii) burying remains in locations other than the ones purchased; (iii) crushing vaults to make room for other vaults; (iv) burying remains on top of the other or head to foot rather than side-by-side; (v) moving remains; and (vi) co-mingling remains.

    The plaintiffs in the Consumer Lawsuit alleged that the above conduct constituted negligence, tortious interference with the handling of dead bodies, infliction of emotional distress, and violation of industry specific state statutes, as well as the state's Deceptive and Unfair Trade Practices Act. The plaintiffs sought an unspecified amount of compensatory and punitive damages. The Court granted plaintiffs' motion for leave to amend their complaint to include punitive damages. Plaintiffs also sought equitable/injunctive relief in the form of a permanent injunction requiring defendants to fund a court supervised program that provides for monitoring and studying of the cemetery and any disturbed remains to insure their proper disposition.

    Counsel for plaintiffs in the Consumer Lawsuit also represented individuals who filed numerous separate lawsuits setting forth individual claims similar to those in the Consumer Lawsuit. These lawsuits include Sheldon Cohen, surviving son of Hymen Cohen, deceased v. SCI Funeral Services of Florida, Inc., d/b/a Menorah Gardens & Funeral Chapels and Service Corporation International; Case No. 02014679; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, and Marian Novins, surviving daughter of Harold Wells deceased v. SCI Funeral Services of Florida, Inc. d/b/a/ Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 0307886; In the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida, General Jurisdiction Division.

    Based on consultation with legal counsel, as of September 30, 2003, the Company had accrued approximately $23 million related to these claims. In December 2003, based on developments in the Consumer Lawsuit after the filing of our Form 10-Q for the third quarter of 2003, the Company entered into an agreement in principle to settle the Consumer Lawsuit and the above individual related lawsuits. A settlement agreement pertaining specifically to the Consumer Lawsuit was filed with the court on March 2, 2004 and a motion for preliminary court approval of the settlement agreement was filed on March 3, 2004. A court hearing on this motion is scheduled for March 17, 2004. All claims under the Consumer Lawsuit will be dismissed if final court approval of the settlement is obtained. The terms of the proposed settlement call for the Company to make payments totaling approximately $100 million in settlement of these claims. As of December 31, 2003, the Company had recorded reserves of $100 million relating to this matter. In the fourth quarter of 2003, the Company recognized a receivable of $25 million for expected recoveries under one primary layer of the Company's insurance coverage related to the litigation.

    On April 21, 2002, additional plaintiffs filed a lawsuit styled Sol Guralnick, Linda Weinr, Joan Nix, Gilda Schwartz, Paul Schwartz, Ann Ferrante, Steve Schwartz, Nancy Backlund, Jamie Osit, Corey King, Marc King, Barbara Feinberg Clark v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens and Funeral Chapels and Service Corporation International; In the Circuit Court in the 15th Judicial Circuit, Palm Beach County, Florida; Case number CA024815AE (Guralnick Lawsuit), making essentially the same allegations as the Consumer Lawsuit with the exception that it does not contain class allegations. In addition to the Guralnick Lawsuit, counsel filed a lawsuit containing cemetery mismanagement allegations styled Diane Wolff, Arlene Benowitz, Michael Wolff, Randee Wolff Blumstein, and Martha Freedberg v. SCI, Funeral Services of Florida, Inc. a Florida corporation d/b/a Menorah Gardens & Funeral Chapels, Service Corporation International, a Texas Corporation, Menorah Partnership, a Florida General Partnership, and Sharon Gardens Limited Partnership, a Florida Limited Partnership; In the Circuit Court in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 2003CA013025 (Wolff Lawsuit).

    The Company intends to continue its investigation and to aggressively defend itself in the Guralnick and Wolff Lawsuits, as well as continue to cooperate with state officials in resolving the issues presented.

    In addition, on May 21, 2003, the Special Assistant State Attorney for Palm Beach County, Florida, filed criminal charges against the Company, a Florida subsidiary and certain individuals. The criminal charges involve allegations of misconduct by the Company and its Florida subsidiary, including allegations similar to those in the Florida litigation. In February 2004, the Company negotiated a plea arrangement with the Special Assistant State Attorney for Palm Beach County to resolve the criminal charges; however, the court rejected the plea arrangement. The Company intends to continue to seek a resolution to this matter and, to the extent it is not settled, the Company will vigorously defend its interests in this matter.

    Edgar Neufeld v. Service Corporation International, et.al,; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada, filed December 12, 2003; and Rujira Srisythemp v. Service Corporation International, et. al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District for the District of Nevada, filed November 10, 2003, (collectively, the Nevada actions). The Nevada actions were filed in connection with the circumstances surrounding the Consumer Lawsuit. The plaintiffs in the Nevada actions allege that the Company failed to disclose, or falsely stated, material information relating to the circumstances surrounding the Consumer Lawsuit. Since the Nevada actions are in their preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company intends to aggressively defend itself in the Nevada actions.

    Joshua Ackerman v. Service Corporation International, et. al.; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida court, filed January 15, 2004 (Miami action). The Miami action was filed in connection with the circumstances surrounding the Consumer Lawsuit and is similar to the Nevada actions. The plaintiffs in the Miami action allege that the Company failed to disclose, or falsely stated, material information relating to the circumstances surrounding the Consumer Lawsuit. Since the Miami action is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company intends to aggressively defend itself in the Miami action.

     The Company has substantial face amount of insurance coverage which it believes is applicable to these litigation related matters. There are various unresolved coverage issues relative to such insurance, and the Company is currently involved in litigation with certain of its insurance carriers regarding these matters. For that reason, the Company has not accrued an estimated receivable for insurance recoveries other than the $25 million receivable recorded in the fourth quarter of 2003 as described above. Such receivables are recorded when they are probable of being paid and can be reasonably estimated.

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

NOTE THIRTEEN

STOCKHOLDERS' EQUITY

Share Authorization

    The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2003 and 2002. At December 31, 2003 and 2002, respectively, 500,000,000 common shares of $1 par value were authorized. The Company had 302,039,871 and 297,010,237 shares issued and outstanding, net of 2,469,445 and 2,516,396 shares held in treasury at par.

Share Purchase Rights Plan

    The Board of Directors has adopted a preferred share purchase rights plan and has declared a dividend of one preferred share purchase right for each share of common stock outstanding. The rights are exercisable in the event certain investors attempt to acquire 20% or more of the common stock of the Company and entitle the rights holders to purchase certain securities of the Company or the acquiring company. The rights, which are redeemable by the Company for $.01 per right, expire in July 2008 unless extended.

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

    The benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company's common stock. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Company's Compensation Committee of the Board of Directors.

    At December 31, 2003 and 2002, respectively, 4,434,123 and 5,005,623 options were outstanding with alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging from eight to ten years from grant date. At December 31, 2003 and 2002, 7,407,502 and 6,168,833, respectively, were reserved for future option grants under all stock option plans.

    The following tables set forth certain stock option information:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                             EXERCISE
                                                            OPTIONS           PRICE
                                                          ----------       ----------
                   Outstanding at December 31, 2000       25,293,793       $    17.92
                     Granted......................         9,083,100             3.98
                     Exercised....................          (136,414)            4.32
                     Canceled.....................        (4,291,215)           21.94
                                                          ----------       ----------
                   Outstanding at December 31, 2001       29,949,264            13.18
                     Granted......................         5,699,100             4.32
                     Exercised....................           (42,633)            4.38
                     Canceled.....................        (5,604,481)           12.51
                                                          ----------       ----------
                   Outstanding at December 31, 2002       30,001,250            11.63
                     Granted......................                 0                0
                     Exercised....................          (382,295)            3.70
                     Canceled.....................        (1,303,735)           25.67
                                                          ----------       ----------
                   Outstanding at December 31, 2003       28,315,220       $    10.77
                                                          ==========       ==========
                   Exercisable at December 31, 2001       12,824,879       $    18.72
                                                          ==========       ==========
                   Exercisable at December 31, 2002       16,194,767       $    14.81
                                                          ==========       ==========
                   Exercisable at December 31, 2003       20,845,928       $    10.76
                                                          ==========       ==========


                                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                     ---------------------------------------------------------     ------------------------------------
                          NUMBER          WEIGHTED-AVERAGE                               NUMBER
    RANGE OF          OUTSTANDING AT         REMAINING         WEIGHTED-AVERAGE      EXERCISABLE AT    WEIGHTED-AVERAGE
 EXERCISE PRICE      DECEMBER 31, 2003    CONTRACTUAL LIFE      EXERCISE PRICE     DECEMBER 31, 2003    EXERCISE PRICE
 --------------      -----------------    ----------------      --------------     -----------------    ---------------
$0.00  --  4.00          8,190,329                 4.8             $    3.35            5,449,359            $  3.34
 4.00  --  5.00          3,937,347                 2.2                  4.40            3,072,331               4.39
 5.00  -- 10.00          5,765,400                 5.1                  5.79            3,716,594               6.19
 10.00 -- 20.00          6,513,447                 2.9                 16.07            6,483,947              16.07
 20.00 -- 38.00          3,908,697                 1.9                 31.24            2,123,697              30.84
---------------          ---------           ---------             ---------            ---------            -------
$0.00  -- 38.00         28,315,220                 3.7             $   10.77           20,845,928            $ 10.76
===============         ==========           =========             =========           ==========            =======

    Since all of the Company's option grants have been at market value on the dates of each grant, the Company has not recognized compensation expense on stock options under its accounting policy using the intrinsic value method.

    Under the Company's 2001 Stock Plan for Non-Employee Directors, non-employee directors may elect to receive an award of restricted stock annually through the year 2005. The annual award cannot exceed 15,000 shares of common stock per director and vests after one year of service. No shares were issued under this stock plan in 2003. In 2002 and 2001, each non-employee director was awarded 10,000 shares of common stock.

     The Company's Director Fee Plan allows for compensation to non-employee directors to be partially paid in common stock. In 2003, 2002, and 2001, respectively, 155,560; 45,108; and 36,784 shares of common stock were granted under the Director Fee Plan. Certain directors, as permitted in the plan agreement, have elected to defer the issuance of stock granted under this plan. In 2003, 2002, and 2001, respectively, 60,614; 21,724; and 6,688 shares were reserved for future issuance under this plan.

Accumulated Other Comprehensive Income (Loss)

    The Company's components of accumulated other comprehensive income (loss) at December 31 are as follows:


                                                        FOREIGN              MINIMUM             ACCUMULATED
                                                       CURRENCY              PENSION                OTHER
                                                      TRANSLATION           LIABILITY           COMPREHENSIVE
                                                      ADJUSTMENT            ADJUSTMENT          INCOME (LOSS)
                                                    -------------          ------------         -------------

     Balance at December 31, 2000..............     $    (224,433)         $    (12,724)        $    (237,157)
        Activity in 2001.......................           (76,403)              (16,629)              (93,032)
        Reclassification adjustment for
          realized loss on foreign currency
          translation..........................            38,990                    --                38,990
                                                    -------------          ------------         -------------
     Balance at December 31, 2001..............          (261,846)              (29,353)             (291,199)
        Activity in 2002.......................            43,776                (7,202)               36,574
        Reclassification adjustment for
          realized loss on foreign currency
          translation..........................            47,479                    --                47,479
                                                    -------------          ------------         -------------
     Balance at December 31, 2002..............     $    (170,591)         $    (36,555)        $    (207,146)
        Activity in 2003.......................            92,507                 2,956                95,463
                                                    -------------          ------------         -------------
     Balance at December 31, 2003..............     $     (78,084)         $    (33,599)        $    (111,683)
                                                    =============          ============         =============

    Included in Foreign currency translation adjustment are net gains of $59,877 and an associated deferred tax asset of $59,662 related to the Company's France operations that were held for sale at December 31, 2003.

    The minimum pension liability adjustment of $33,599 at December 31, 2003 is net of deferred taxes of $21,274.

NOTE FOURTEEN

RETIREMENT PLANS

    The Company has a non-contributory, defined benefit pension plan covering approximately 40% of United States employees (US Pension Plan), a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior
SERP), and a retirement plan for certain non-employee directors (Directors'
Plan). The Company also has established a 401(k) employee savings plan.

    Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors' Plan and recognized a curtailment loss of $3,572 in 2001. As these plans have been frozen, the participants do not earn additional benefit from additional years of service and the Company does not incur new service cost subsequent to 2000.

    Retirement benefits for the US Pension Plan are generally based on years of service and compensation. This contribution is an actuarially determined amount consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of fixed income investments and marketable equity securities.

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

    The components of net periodic benefit cost for the years ended December 31 were as follows:

                                                                           2003        2002       2001
                                                                        ----------  ---------- -------
                    Service cost--benefits earned during the
                    period..........................................    $      --   $     --   $ 5,081
                    Interest cost on projected benefit obligation...        9,897      9,824    14,474
                    Return on plan assets...........................       (6,808)    (8,539)  (13,569)
                    Settlement/curtailment charge...................          352         --     3,572
                    Amortization of unrecognized transition asset...           --         --      (418)
                    Amortization of prior service cost..............          183        197       114
                    Recognized net loss.............................        7,586      4,834     2,826
                                                                        ---------   --------   -------
                                                                        $  11,210   $  6,316   $12,080
                                                                        =========   ========   =======



    The plans' funded status at December 31 were as follows (based on valuations as of September 30):

                                                                                      2003        2002
                                                                                   --------     --------
                       CHANGE IN BENEFIT OBLIGATION:
                       Benefit obligation at beginning of  year..................  $142,842     $193,325
                       Interest cost.............................................     9,897        9,824
                       Settlement charge.........................................   (16,145)     (13,325)
                       Actuarial loss............................................    14,796        3,642
                       Benefits paid.............................................    (6,977)      (6,683)
                       Effects of dispositions...................................         -      (43,941)
                                                                                   --------     --------
                       Benefit obligation at end of year.........................  $144,413     $142,842
                                                                                   ========     ========
                       CHANGE IN PLAN ASSETS:
                       Fair value of plan assets at beginning of year............  $ 77,461     $147,075
                       Actual return on plan assets..............................    13,263      (10,528)
                       Employer contributions....................................     6,989        3,214
                       Settlement charge.........................................   (12,692)     (13,325)
                       Benefits paid.............................................   (10,712)      (7,299)
                       Effects of dispositions...................................         -      (41,676)
                                                                                   --------     --------
                       Fair value of plan assets at end of year..................  $ 74,309     $ 77,461
                                                                                   ========     ========
                       Funded status of plan.....................................  $(70,105)    $(65,381)
                       Unrecognized actuarial loss...............................    54,873       59,701
                       Unrecognized prior service cost...........................     1,173        1,357
                                                                                   --------     --------
                       Net amount recognized.....................................  $(14,059)    $ (4,323)
                                                                                   ========     ========
                       FUNDING SUMMARY:
                       Projected benefit obligation..............................  $144,413     $142,842
                       Accumulated benefit obligation............................   144,413      142,842
                       Fair value of plan assets.................................    74,309       77,461

                       AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
                       Prepaid benefit cost......................................  $      -     $      -
                       Accrued benefit liability.................................   (70,105)     (65,381)
                       Intangible asset..........................................     1,173        1,357
                       Accumulated other comprehensive loss......................    54,873       59,701
                                                                                   --------     --------
                       Net amount recognized.....................................  $(14,059)    $ (4,323)
                                                                                   ========     ========

    The retirement benefits under the SERP, Senior SERP and Directors' Plan are unfunded obligations of the Company. As of December 31, 2003, the benefit obligation of the SERP, Senior SERP and Director's Plan is $33,764; however, the Company purchased various life insurance policies on the participants in the Senior SERP with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the plan's funding requirements. The cash surrender value of these insurance policies is $21,952 as of December 31, 2003.

    The change in minimum liability included in Accumulated other comprehensive loss was a decrease of $4,828 in 2003, and an increase of $11,762 in 2002.

    The plans' weighted-average assumptions used to determine the benefit obligation and net benefit cost were as follows. Due to the curtailment of the plans, the assumed rate of compensation increase is zero.

                                                                                    2003         2002
                                                                                  --------     --------
                      Discount rate used to determine obligations................   6.25%         7.00%
                      Assumed rate of return on plan assets......................   9.00%         9.00%

    The plans weighted-average asset allocations at December 31 by asset category are as follows:

                                                                                    2003         2002
                                                                                  --------     --------
                      Fixed income investments...................................    26%          23%
                      Equity securities..........................................    74%          77%
                                                                                  --------     --------
                                    Total                                           100%         100%

    Equity securities include shares of Company common stock in the amounts of $7,138 (9 percent of plan assets) and $4,394 (6 percent of plan assets) at December 31, 2003 and 2002, respectively. The 9.0% assumed rate of return on plan assets is a result of a high allocation of equity securities within the plan assets.

    The primary investment objective of the plan is to achieve a rate of investment return over time that will allow the plan to achieve a fully funded status, while maintaining prudent investment return volatility levels. The investment manager of the Company recommends an asset allocation strategy of 65% equity and 35% fixed income. Allocations within the equity asset class are divided among large capitalization domestic equity (value and growth styles), small capitalization domestic equity (value and growth styles) and international equity. The large capitalization domestic equity may be further diversified between active and passive (index) management styles. The fixed income allocation is divided between cash and an intermediate-term investment grade bond portfolio. The investment strategy is managed within ranges that are centered at specific allocation targets. The specific allocations within the strategy, as well as the individual asset class ranges are as follows:

                                                                            RANGES
                                                                        ---------------
               Large cap equity (value and growth)................        35% - 45%
               Small gap growth...................................         5% - 15%
               International equity...............................        10% - 20%
               Fixed income
                    Core bond.....................................        20% - 40%
                    High yield....................................         0% - 10%
               SCI stock..........................................         0% - 10%
               Money market.......................................         0% -  5%

    Benefit payments are expected to be paid by the plan as follows:

               2004...............................................         $ 4,120
               2005...............................................           4,405
               2006...............................................           4,700
               2007...............................................           5,108
               2008...............................................           5,569
               Years 2009 thru 2013...............................         $33,709

    The 2001 balances included a defined benefit pension plan for the Company's United Kingdom operations (UK Plan). In 2002, the Company joint ventured the United Kingdom operations and as such, retirement plans included in 2002 are for U.S. employees only. Discount rates for the U.S. plans were 6.25% and 7.00% in 2003 and 2002, respectively. All plans subject to this disclosure were curtailed effective January 1, 2001.

    Effective January 1, 2004, the Company changed the accounting for gains and losses on its pension plan assets and obligations. The Company will recognize such gains and losses in our consolidated statement of operations in the year such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes this change in accounting is preferable as the new method of accounting better reflects the economic nature of the Company's pension plans and recognizes gains and losses on the pension plan assets and obligations in the year the gains and losses occur. As a result of this accounting change, the Company expects to recognize a charge for the cumulative effect of an accounting change of approximately $55,000 (on a pretax basis) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and obligations.

    Pursuant to this accounting change and the infusion of approximately $20,000 to the U.S. pension plan in 2004, the Company intends to rebalance the assets of the plan to reduce the percent invested in equity and fixed income securities and incorporate investments in hedge funds.

    The Company has an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of its United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after tax income in accordance with specified guidelines up to a maximum of 50%. The Company then matches a percentage of the employee contributions through contributions of the Company's common stock. For 2003 and 2002, the Company match was based upon the following:

                       YEARS OF VESTING SERVICE                  PERCENTAGE OF DEFERRED COMPENSATION
                   ---------------------------------    --------------------------------------------
                   0 - 5 years.....................     75% of the first 6% of deferred compensation
                   6 - 10 years....................     110% of the first 6% of deferred compensation
                   11 or more years................     135% of the first 6% of deferred compensation

    The amount of Company matched common stock contributions in 2003, 2002 and 2001 was $17,378, $18,150 and $12,635, respectively.

NOTE FIFTEEN

SEGMENT REPORTING

    The Company's operations are product based and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company's geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in its North America and Other foreign segments and conducts funeral operations in its European segment. In the first quarter of 2002, the Company completed a joint venture of its United Kingdom operations, which conducted both funeral and cemetery operations in this European segment.

    In 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company's consolidated results of operations, financial position or cash flows.

    The Company's reportable segment information is as follows:


                                                                                                          REPORTABLE
                                                                   FUNERAL             CEMETERY            SEGMENTS
                                                                -------------         -----------        -------------
     2003
     Revenues from external customers.....................       $  1,743,983         $   597,668        $   2,341,651
     Depreciation and amortization........................             84,292              64,879              149,171
     Gross profit.........................................            282,561              83,237              365,798
     Total assets.........................................          7,379,001           3,453,958           10,832,959
     Capital expenditures.................................       $     69,622         $    44,401        $     114,023
     Operating locations at year end (unaudited)..........              2,356                 469                2,825

                                                                                    (RESTATED)
                                                                ------------------------------------------------------
     2002
     Revenues from external customers.....................       $  1,682,506         $   641,113        $   2,323,619
     Depreciation and amortization........................             70,644              74,377              145,021
     Gross profit.........................................            284,669              78,256              362,925
     Total assets.........................................          6,985,601           3,340,081           10,325,682
     Capital expenditures.................................       $     69,940         $    44,271        $     114,211
     Operating locations at year end (unaudited)..........              2,526                 507                3,033

                                                                                    (RESTATED)
                                                                ------------------------------------------------------
     2001
     Revenues from external customers.....................       $  1,864,797         $   653,497        $   2,518,294
     Depreciation and amortization........................            142,888              79,326              222,214
     Gross profit.........................................            263,299              54,206              317,505
     Total assets.........................................          7,121,991           3,994,939           11,116,930
     Capital expenditures.................................       $     56,824         $    26,596        $      83,420
     Operating locations at year end (unaudited)..........              3,210                 541                3,751

    The following table reconciles certain reportable segment amounts to the Company's corresponding consolidated amounts:

                                                                 REPORTABLE
                                                                  SEGMENTS              CORPORATE        CONSOLIDATED
                                                                -------------           ----------      -------------
     2003
     Revenue from external customers.....................       $   2,341,651           $       -       $   2,341,651
     Depreciation and amortization.......................             149,171              11,887             161,058
     Total assets........................................          10,832,959             369,710          11,202,669
     Capital expenditures (1)............................             114,023               1,977             116,000

                                                                                    (RESTATED)
                                                                -----------------------------------------------------
     2002
     Revenue from external customers.....................       $   2,323,619           $       -       $   2,323,619
     Depreciation and amortization.......................             145,021              34,712             179,733
     Total assets........................................          10,325,682             392,356          10,718,038
     Capital expenditures (1)............................             114,211              12,924             127,135

                                                                                    (RESTATED)
                                                                -----------------------------------------------------
     2001
     Revenue from external customers.....................       $   2,518,294           $       -       $   2,518,294
     Depreciation and amortization.......................             222,214              19,426             241,640
     Total assets........................................          11,116,930             448,440          11,565,370
     Capital expenditures (1)............................              83,420               2,574              85,994

------------

(1) Consolidated capital expenditures include $0, $27,090 and $11,830 for the years ended December 31, 2003, 2002, and 2001, respectively, for capital leases and purchases of property, plant and equipment, cemetery property, and goodwill of acquired businesses. The 2001 amount relates to assets previously held by the Company's lending subsidiary exchanged for collateral in bankruptcy proceedings. Excluding these capital expenditures related to acquired businesses the Company had consolidated capital expenditures of $116,000, $100,045 and $74,164 for the years ended December 31, 2003, 2002, and 2001, respectively.

    The following table reconciles gross profits from reportable segments shown above to the Company's consolidated income (loss) before income taxes and cumulative effects of accounting changes:

                                                                             2003            2002                 2001
                                                                          -----------     ------------        ----------
                                                                                           (RESTATED)          (RESTATED)

       Gross profit from reportable segments..........................    $   365,798     $    362,925        $  317,505
            General and administrative expenses.......................       (178,101)         (89,752)          (70,309)
            Gains and impairment (losses) on dispositions, net........         50,350         (177,743)         (626,992)
            Other operating expenses..................................         (9,004)         (94,910)             (931)
                                                                          -----------     ------------        ----------
       Operating income (loss)........................................        229,043              520          (380,727)
            Interest expense..........................................       (143,426)        (161,494)         (211,626)
            Other income..............................................         28,716           26,804            22,799
                                                                          -----------     ------------        ----------
       Income (loss) from continuing operations before income
          taxes and cumulative effects of accounting changes..........    $   114,333     $   (134,170)       $ (569,554)
                                                                          ===========     ============        ==========

    The Company's geographic segment information was as follows:


                                                                NORTH                                OTHER
                                                               AMERICA           EUROPE             FOREIGN            TOTAL
                                                             -----------        ---------          ----------        ----------
2003
Revenues from external customers.....................        $ 1,706,413        $ 591,704          $   43,534        $2,341,651
Depreciation and amortization........................            160,358              170                 530           161,058
Operating income (loss)..............................            147,569           69,858              11,616           229,043
Gains and impairment (losses) on dispositions, net...             51,050             (734)                 34            50,350
Other operating expenses.............................             (9,004)               -                   -            (9,004)
Long-lived assets....................................          4,278,981          367,405              63,461         4,709,847
Operating locations at year end (unaudited)..........              1,786            1,016                  23             2,825

                                                             (RESTATED)                                             (RESTATED)
                                                             -----------                                            ----------
2002
Revenues from external customers.....................        $ 1,792,578        $ 496,409          $   34,632        $2,323,619
Depreciation and amortization........................            170,247            8,943                 543           179,733
Operating income (loss)..............................            (43,424)          52,206              (8,262)              520
Gains and impairment (losses) on dispositions, net...           (162,870)             941             (15,814)         (177,743)
Other operating expenses.............................            (94,910)               -                   -           (94,910)
Long-lived assets....................................          4,351,458          255,096              44,965         4,651,519
Operating locations at year end (unaudited)..........              1,866            1,143                  24             3,033

                                                             (RESTATED)                                             (RESTATED)
                                                             -----------                                            ----------
2001
Revenues from external customers.....................        $ 1,789,110        $ 647,714          $   81,470        $2,518,294
Depreciation and amortization........................            192,284           40,614               8,742           241,640
Operating income (loss)..............................            179,289         (317,856)           (242,160)         (380,727)
Gains and impairment (losses) on dispositions, net...             (4,805)        (370,775)           (251,412)         (626,992)
Other operating expenses.............................               (931)               -                   -              (931)
Long-lived assets....................................          5,034,613          718,405              52,076         5,805,094
Operating locations at year end (unaudited)..........              1,999            1,726                  26             3,751

     Included in the North American figures above are the following United States amounts:

                                                              2003               2002              2001
                                                          ------------        -----------      -----------
                                                                               (RESTATED)       (RESTATED)
   Revenues from external customers...................    $  1,623,437        $ 1,716,264      $ 1,709,501
   Operating income (loss) (1)........................         130,325            (56,986)         157,508
   Long-lived assets..................................       4,120,455          4,232,672        4,911,741
   Operating locations at year end (unaudited)........           1,632              1,714            1,842

     Included in the European figures above are the following French amounts:

                                                              2003               2002              2001
                                                          ------------        -----------      -----------
   Revenues from external customers...................    $   584,636         $   473,643      $   425,129
   Operating income (loss) (1)........................         68,884              49,207         (100,580)
   Long-lived assets..................................        364,570             265,415          317,190
   Operating locations at year end (unaudited)........          1,002               1,125            1,139


(1) Operating income (loss) includes $41,036, ($257,907) and ($15,049) in Gains and impairment (losses) on dispositions, net and other operating expenses in the United States and ($734), $2,347 and ($124,844) in France for the years ended December 31, 2003, 2002, and 2001, respectively.

    In March 2004, the Company completed a joint venture transaction of its funeral operations in France and retained a 25% minority interest equity investment in the acquiring entity. The Company will account for its 25% ownership of France using the equity method of accounting in 2004.

     During 2003 and 2002, the Company divested of certain North America and international funeral service locations and cemeteries not considered part of its core operations. These divested operations do not qualify as discontinued operations under SFAS 144 because either the divested operations were held for sale in accordance with previous accounting pronouncements related to dispositions or they do not meet the criteria as defined in SFAS 144. Summary operating results of the Company's divested operations are as follows.

                                                                       NORTH AMERICA                         EUROPE
                                                                -----------------------------    -------------------------------
                                                                    2003            2002              2003             2002
                                                                ------------    -------------    -------------    --------------
                                                                                 (RESTATED)
     Revenues:
       Funeral.............................................     $   12,234        $  42,441      $      -         $   14,284
       Cemetery............................................          4,421           18,867             -              2,190
                                                                ----------        ---------      --------         ----------
                                                                $   16,655        $  61,308      $      -         $   16,474
                                                                ==========        =========      ========         ==========
     Gross profits (loss):
       Funeral.............................................     $   (3,686)       $  (1,544)     $      -         $    3,358
       Cemetery............................................         (1,005)           2,422             -                740
                                                                ----------        ---------      --------         ----------
                                                                $   (4,691)       $     878      $      -         $    4,098
                                                                ==========        =========      ========         ==========

                                                                            TOTAL
                                                                ---------------------------
                                                                   2003              2002
                                                                ----------        ---------
                                                                                   (RESTATED)
     Revenues:
       Funeral.............................................     $   12,234        $  56,725
       Cemetery............................................          4,421           21,057
                                                                ----------        ---------
                                                                $   16,655        $  77,782
                                                                ==========        =========
     Gross profits (loss):
       Funeral.............................................     $   (3,686)       $   1,814
       Cemetery............................................         (1,005)           3,162
                                                                ----------        ---------
                                                                $   (4,691)       $   4,976
                                                                ==========        =========

NOTE SIXTEEN

SUPPLEMENTARY INFORMATION

    The detail of certain balance sheet accounts was as follows:

                                                                 DECEMBER 31,
                                                           -------------------------
                                                              2003           2002
                                                           ---------      ----------
        Cash and cash equivalents:
          Cash.........................................    $  41,153      $   35,338
          Commercial paper and temporary investments...      198,278         165,287
                                                           ---------      ----------
                                                           $ 239,431      $  200,625
                                                           =========      ==========

        Other current assets:
          Deferred tax asset and income tax receivable.    $  37,600      $  113,981
          Prepaid insurance............................       16,274           7,796
          Other........................................        8,963           5,203
                                                           ---------      ----------
                                                           $  62,837      $  126,980
                                                           =========      ==========

                                                                         DECEMBER 31,
                                                                  ---------------------------
                                                                     2003             2002
                                                                  -----------      ----------
                                                                                   (Restated)
                Inventories:
                  Caskets, vaults, urns, markers and bases....    $    95,766      $   93,635
                  Developed land, lawn crypts and mausoleums..         41,355          43,297
                                                                  -----------      ----------
                                                                  $   137,121      $  136,932
                                                                  ===========      ==========

                Cemetery property:
                  Undeveloped land............................    $ 1,277,481      $1,308,182
                  Developed land, lawn crypts and mausoleums..        247,064         259,402
                                                                  -----------      ----------
                                                                  $ 1,524,545      $1,567,584
                                                                  ===========      ==========
                Property, plant and equipment:
                  Land........................................    $   278,424      $  252,769
                  Buildings and improvements..................      1,167,988       1,170,342
                  Operating equipment.........................        398,648         373,294
                  Leasehold improvements......................         21,296          23,412
                                                                  -----------      ----------
                                                                    1,866,356       1,819,817
                  Less: accumulated depreciation..............       (615,724)       (631,477)
                                                                  -----------      ----------
                                                                  $ 1,250,632      $1,188,340
                                                                  ===========      ==========
                Deferred charges and other assets:
                  Covenants-not-to-compete, net...............    $    81,173          83,241
                  Cemetery deferred selling expense, net......        205,123         200,478
                  Funeral deferred selling expense, net.......        113,920         105,057
                  Investments, net............................         21,872          17,226
                  Restricted cash.............................         95,325          23,592
                  Notes receivable, net.......................         50,546          79,724
                  Other.......................................        171,291         202,099
                                                                  -----------      ----------
                                                                  $   739,250      $  711,417
                                                                  ===========      ==========

    Included in receivables, net is our funeral and cemetery at-need allowances for doubtful accounts of approximately $15,348 and $22,697 at December 31, 2003 and 2002 respectively.

    Included in Notes receivable, net in the consolidated balance sheet is $0 and $3,977 of notes with officers and directors of the Company, and $179 and $1,189 of notes with employees, former officers of the Company, and other related parties at December 31, 2003 and 2002, respectively. Interest rates on notes receivable range from 5% to 15% as of December 31, 2003 and 2002.

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                2003             2002
                                                             -----------      ----------
              Accounts payable and accrued liabilities:
                Accounts payable..........................   $   118,607      $  130,222
                Accrued payroll...........................        63,763          91,836
                Special litigation matters................       103,150          10,000
                Restructuring liability...................        16,298          28,179
                Other accrued liabilities.................       154,705         101,673
                                                             -----------      ----------
                                                             $   456,523      $  361,910
                                                             -----------      ----------


NON-CASH TRANSACTIONS

                                                                              YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         2003           2002            2001
                                                                     -------------   ------------    ------------
                 Minimum liability under retirement plans........    $  (2,956)      $  (7,202)      $ (16,629)
                 Debenture conversions to common stock...........           --              --           5,528
                 Debt extinguished using common stock............           --              --          81,221
                 Common stock contributions to employee 401(k)...       17,378          18,150          12,635
                 Common stock contributions to cash balance plan.           --              --           6,500

NOTE SEVENTEEN

EARNINGS PER SHARE

     Basic earnings (loss) per common share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings (losses). Because we reported net loses in 2002 and 2001, all potentially dilutive securities were antidilutive and basic and diluted weighted average number of common shares outstanding were the same in those years.

    A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

                                                                          2003         2002          2001
                                                                       ---------    ---------     ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                    (Restated)     (Restated)
Income (loss) (numerator):
     Income (loss) from continuing operations before cumulative
       effects of accounting changes - basic and diluted..........      $ 85,082    $ (96,926)    $ (617,540)
     Net income (loss) - basic and diluted........................      $ 85,082    $(232,486)    $ (623,440)
--------------------------------------------------------------------------------------------- --------------
Shares (denominator):
     Shares - basic...............................................       299,801      294,533        285,127
          Stock options...........................................           989            -              -
                                                                       ----------   ---------     ----------
     Shares - diluted.............................................       300,790      294,533        285,127
------------------------------------------------------------------------------------------------------------
Income (loss) per share from continuing operations before
cumulative effects of
   accounting changes:
     Basic........................................................        $  .28      $  (.33)     $  (2.17)
     Diluted......................................................           .28         (.33)        (2.17)

-----------------------------------------------------------------------------------------------------------
Net income (loss) per share:
     Basic........................................................        $  .28      $  (.79)     $  (2.19)
     Diluted......................................................           .28         (.79)        (2.19)


     The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures that could impact dilutive earnings per share are as follows:


                                                                         2003            2002          2001
                                                                      ------------    -----------   -----------
Antidilutive options..............................................          22,097         30,001        29,949
Antidilutive convertible debentures...............................          47,096         51,408        51,763
                                                                      ------------    -----------   -----------
    Total common stock equivalents excluded from computation......          69,193         81,409        81,712
                                                                      ============    ===========   ===========

NOTE EIGHTEEN

GAINS AND IMPAIRMENT (LOSSES) ON DISPOSITIONS, NET AND OTHER OPERATING EXPENSES

    The Company has incurred various charges related to impairment losses and other operating expenses from 1999 through 2002. Charges included in Gains and impairment (losses) on dispositions, net consists of losses associated with planned divestitures of certain North America and international funeral service and cemetery businesses and reductions in the carrying values of equity investments. As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in this line item. Additionally, as dispositions occur related to the Company's ongoing asset sale programs, adjustments are made through this line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

    Gains and impairments (losses) on dispositions, net consists of the following for the years ended December 31:

                                                                            2003             2002              2001
                                                                        -----------      ------------    --------------
      Gains on dispositions.......................................      $    73,770      $     16,401      $     52,865
      Impairment losses for assets held for sale..................          (38,447)         (198,069)         (662,617)
      Changes to previously estimated impairment losses...........           15,027             3,925           (17,240)
                                                                        -----------      ------------      ------------
                                                                        $    50,350      $   (177,743)     $   (626,992)
                                                                        ===========      ============      ============

    The most significant items in 2003 related to the Company selling its equity investments in Australia and Spain for gains of $45,776 and $8,090, respectively. The $177,743 net loss reported in 2002 primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America. The $626,992 net loss reported in 2001 primarily related to foreign impairment charges associated with international businesses held for sale.

    Charges included in Other operating expenses consists of severance costs related to cost rationalization programs and terminated contractual relationships of former employees and executive officers, market value adjustments for certain options associated with the Company's debt and relieving certain individuals from their consulting and/or covenants-not-to-compete contractual obligations.

    For the year ended December 31, 2003, the Company recorded Other operating expenses of $9,004, primarily consisting of $6,859 of severance costs for former employees. The charges related to 350 employees involuntarily terminated in North America were in accordance with the Company's post employment severance policies. Any amounts remaining to be paid at December 31, 2003 will be paid in 2004. For the year ended December 31, 2002, the Company recorded $94,910 of Other operating expenses, primarily related to the termination of certain consulting and covenants-not-to-compete contractual obligations and market value adjustments of certain options associated with the Company's 6.3% notes due 2003. For the year ended December 31, 2001, Other operating expenses of $931 related primarily to the termination of certain covenants-not-to-compete contractual obligations.

    The reserve activity for the years ended December 31, 2003 and 2002 related to the original charge amounts generating the impairment losses and other operating expenses are as follows:


2003 Activity
                                                                             Utilization for twelve months
                                                                                ended December 31, 2003
                                                                             -----------------------------
                                       Original            Balance at                                                Balance at
                                     charge amount      December 31, 2002         Cash            Non-cash       December 31, 2003
                                     -------------      -----------------         ----            --------       -----------------
First Quarter 1999 Charge........    $   89,884            $      564           $    434          $    130             $        -
Fourth Quarter 1999 Charge.......       272,544                48,254              7,606            22,366                 18,282
2000 Charges.....................       434,415                     -                  -                 -                      -
2001 Charges.....................       663,548                 3,385                392              (109)                 3,102
2002 Charges.....................       292,979                27,990              5,723            (2,128)                24,395
                                     ----------            ----------           --------          --------             ----------
                                     $1,753,370            $   80,193           $ 14,155          $ 20,259             $   45,779
                                     ==========            ==========           ========          ========             ==========

2002 Activity

                                                                             Utilization for twelve months
                                                                                ended December 31, 2002
                                                                             -----------------------------
                                       Original            Balance at                                                Balance at
                                     charge amount      December 31, 2001         Cash            Non-cash       December 31, 2002
                                     -------------      -----------------         ----            --------       -----------------
First Quarter 1999 Charge........    $   89,884            $    2,743           $  1,326          $    853             $      564
Fourth Quarter 1999 Charge.......       272,544                67,517              7,308            11,955                 48,254
2000 Charges.....................       434,415                19,011                175            18,836                      -
2001 Charges.....................       663,548                15,959              1,682            10,892                  3,385
2002 Charges.....................       292,979                     -              2,315           262,674                 27,990
                                     ----------            ----------           --------          --------             ----------
                                     $1,753,370            $  105,230           $ 12,806          $305,210             $   80,193
                                     ==========            ==========           ========          ========             ==========

    The majority of the remaining balance at December 31, 2003 of these original charge amounts related to actions already taken by the Company associated with severance costs and terminated consulting and/or covenant-not-to-compete contractual obligations, which will be paid by 2012. Of the $45,779 remaining liability at December 31, 2003, $16,298 is included in Accounts payable and accrued liabilities and $29,481 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments.

NOTE NINETEEN

DISCONTINUED OPERATIONS

     In the fourth quarter of 2001, the Company recognized in income from discounted operations the partial release of a contingent liability associated with the 2000 sale of its insurance operations.

     Summary operating results of discontinued operations:

                                                                               TWELVE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                               ------------------
                                                                                      2001
                                                                               ------------------

           Revenues......................................................         $        -
           Cost and expenses.............................................              2,637
                                                                               ------------------
           Income from discontinued operations before income taxes.......              2,637
           Provision for income taxes....................................              (936)
                                                                               ------------------
           Income from discontinued operations...........................         $    1,701
                                                                               ==================

NOTE TWENTY

SUBSEQUENT EVENT

    Subsequent to December 31, 2003, the Company completed a joint venture transaction of its funeral operations in France. The joint venture transaction was consummated with an enterprise value of the French business of EUR 300 million. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, the Company received net cash proceeds of EUR 243 million, prior to transaction costs, and a note receivable in the amount of EUR 10 million.

    At December 31, 2003, the net assets of France were as follows:

           Current assets................................................       $    170,348
           Non-current assets............................................          1,890,260
                                                                                ------------
                Total assets.............................................          2,060,608
                                                                                ------------

           Total current liabilities.....................................            137,317
           Long term liabilities.........................................          1,607,365
                                                                                ------------
                Total liabilities........................................          1,744,682
                                                                                ------------
           Net assets....................................................       $    315,926
                                                                                ============

NOTE TWENTY-ONE

QUARTERLY FINANCIAL DATA (UNAUDITED)

    The Company restated its previously issued financial statements for the fiscal years ended December 31, 2000, 2001 and 2002, the interim quarters of 2000, 2001 and 2002, and the first three quarters of 2003. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and these notes to the consolidated financial statements. See note two to the consolidated financial statements for further information relating to the restatements.

                                 FIRST QUARTER            SECOND QUARTER            THIRD QUARTER            FOURTH QUARTER
                              ---------------------    ---------------------     ---------------------    ---------------------
                              AS         AS            AS         AS             AS         AS            AS         AS
                              REPORTED   RESTATED      REPORTED   RESTATED       REPORTED   RESTATED      REPORTED   RESTATED
                              ---------- ----------    ---------- ----------     ---------- ----------    ---------- ----------
2003
Revenues.................     $580,093   $581,509      $586,242   $587,598       $571,100   $570,204       $602,340
Costs and expenses.......      467,538    465,986       491,824    491,663        502,473    500,199        518,005
Gross profits............      112,555    115,523        94,418     95,935         68,627     70,005         84,335
Operating income (loss)..      100,478    103,446        54,907     56,424         14,433     15,811         53,362
Income (loss) from
  continuing operations
  before income taxes and
  cumulative effects of
  accounting changes.....       67,094     70,062        21,184     22,701         (9,329)    (7,951)       29,521
Provision (benefit) for
  income taxes...........       24,825     25,976         6,805      7,393         (3,753)    (3,219)         (899)
Net income (loss)........       42,269     44,086        14,379     15,308         (5,576)    (4,732)       30,420
Earning per share:
   Basic - EPS...........          .14        .15           .05        .05           (.02)      (.02)          .10
   Diluted - EPS.........          .13        .14           .05        .05           (.02)      (.02)          .10

--------------------------------------------------------------------------------------------------------------------------------
2002
Revenues.................     $601,265   $600,394      $583,423   $583,094       $560,646   $553,744      $588,095   $586,387
Costs and expenses.......      482,101    479,536       492,150    490,279        485,237    482,384       510,026    508,495
Gross profits............      119,164    120,858        91,273     92,815         75,409     71,360        78,069     77,892
Operating income (loss)..      100,521    102,215      (156,835)  (155,293)        27,704     23,655        30,120     29,943
Income (loss) from
  continuing operations
  before income taxes and
  cumulative effects of
  accounting changes.....       65,319     67,013      (200,225)  (198,683)         6,586      2,537        (4,860)    (5,037)
Provision (benefit) for
  income taxes...........       18,470     19,127       (57,210)   (56,612)         2,525        955          (645)      (714)
Net (loss) income........      (88,711)   (87,674)     (143,015)  (142,071)         4,061      1,582        (4,215)    (4,323)
Earning per share:
   Basic - EPS...........         (.30)      (.30)         (.49)      (.48)           .01        .01          (.01)      (.01)
   Diluted - EPS.........         (.25)      (.24)         (.49)      (.48)           .01        .01          (.01)      (.01)
--------------------------------------------------------------------------------------------------------------------------------
2001
Revenues.................     $681,360   $675,236      $622,404   $614,582       $586,260   $559,515      $677,413   $668,961
Costs and expenses.......      570,472    569,280       535,834    534,151        519,241    514,938       582,504    582,420
Gross profits............      110,888    105,956        86,570     80,431         67,019     44,577        94,909     86,541
Operating income (loss)..       67,377     62,445        48,433     42,294         49,328     26,886      (503,984)  (512,352)
Income (loss) from
  continuing operations
  before income taxes and
  cumulative effects of
  accounting changes.....       17,488     12,556        (1,385)    (7,524)         5,025    (17,417)     (548,801)  (557,169)
Provision (benefit) for
  income taxes...........        9,622      7,710         9,200      6,820            744     (7,957)       44,647     41,413
Net income (loss)........          265     (2,755)      (10,585)   (14,344)         4,281     (9,460)     (591,757)  (596,881)
Earning per share:
   Basic - EPS...........          .00       (.01)         (.04)      (.05)           .01       (.03)        (2.03)     (2.05)
   Diluted - EPS.........          .00       (.01)         (.04)      (.05)           .01       (.03)        (2.03)     (2.05)
--------------------------------------------------------------------------------------------------------------------------------
2000
Revenues.................     $687,488   $695,559      $640,471   $645,551       $619,067    $624,693     $632,212   $633,218
Costs and expenses.......      570,423    573,004       568,403    570,841        547,205     549,899      565,565    567,994
Gross profits............      117,065    122,555        72,068     74,710         71,862      74,794       66,647     65,224
Operating income (loss)..       96,952    102,442        39,053     41,695         51,818      54,750     (440,708)  (422,131)
Income (loss) from
  continuing operations
  before income taxes and
  cumulative effects of
  accounting changes.....       41,579     47,069        (2,632)        10        (15,370)   (12,438)     (505,952)  (507,375)
Provision (benefit) for
  income taxes...........       14,057     16,186        (1,577)      (553)        (4,524)    (3,387)      (86,781)   (87,333)
Cumulative effect of          (909,315)  (866,084)            -          -              -          -             -          -
  accounting change......
Net (loss) income........     (876,641)  (830,049)        4,556      6,174        (49,626)   (47,831)     (421,540)  (422,411)
Earning per share:
   Basic - EPS...........        (3.22)     (3.05)          .02        .02           (.18)      (.18)        (1.55)     (1.55)
   Diluted - EPS.........        (3.21)     (3.03)          .02        .02           (.18)      (.18)        (1.55)     (1.55)

                        SERVICE CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2003

                                                                          CHARGED      CHARGED
                                                                         (CREDITED)   (CREDITED)
                                                            BALANCE AT       TO           TO                         BALANCE
                                                             BEGINNING    COSTS AND     OTHER                       AT END OF
                   DESCRIPTION                               OF PERIOD    EXPENSES    ACCOUNTS(2)   WRITE OFFS(1)     PERIOD
                   -----------                              ----------   -----------  -----------   -------------   ---------
       Current Provision:
          Allowance for doubtful accounts:
            Year ended December 31, 2003                     $ 22,697      $  7,627     $    (719)      $ (14,256)   $   15,349
            Year ended December 31, 2002                       42,439         2,710        (2,179)        (20,273)       22,697
            Year ended December 31, 2001                       66,591        (7,931)        2,774         (18,995)       42,439

       Due After One Year:
          Allowance for contract cancellation
            doubtful accounts:
            Year ended December 31, 2003                     $ 29,030      $  1,813     $  24,675       $    (489)   $   55,029
            Year ended December 31, 2002                      (21,984)       45,901         7,311          (2,198)       29,030
            Year ended December 31, 2001                      (45,573)       16,584         9,509          (2,504)      (21,984)

       Prearranged Funeral and Preneed Cemetery Asset:
          Allowance for contract cancellation and
            doubtful accounts:
            Year ended December 31, 2003                     $594,255      $ (2,673)    $  24,141       $       -    $  615,723
            Year ended December 31, 2002                      629,329       (36,253)        1,179               -       594,255
            Year ended December 31, 2001                      629,122        (1,884)        2,091               -       629,329

       Deferred Prearranged Funeral and Cemetery Revenue:
          Allowance for contract cancellations
            Year ended December 31, 2003                     $(557,680)    $      -     $ (25,153)      $       -    $ (582,833)
            Year ended December 31, 2002 (as restated)        (556,501)           -        (1,179)              -      (557,680)
            Year ended December 31, 2001 (as restated)        (549,616)           -        (6,885)              -      (556,501)

       Deferred Tax Valuation Allowance:
            Year ended December 31, 2003                     $ 158,001     $  2,646     $(123,479)      $       -    $   37,168
            Year ended December 31, 2002                       168,528      (10,527)            -               -       158,001
            Year ended December 31, 2001                        69,199       99,329             -               -       168,528

----------

(1)      Uncollected receivables written off, net of recoveries.

(2) Primarily cumulative effect of accounting change and acquisitions and dispositions of operations. 2003 deferred tax valuation allowance was reclassified to other deferred tax liabilities with no change to net deferred income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    As required by Rules 13a-15 and 15d-15 under the Securities Act of 1934, as amended (the "Exchange Act"), Robert L. Waltrip, the Company's Chief Executive Officer, and Jeffrey E. Curtiss, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange
Act) as of the end of the Company's fourth fiscal quarter of 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

    Management has determined that as of December 31, 2003, there was a deficiency in the Company's internal controls and procedures. This deficiency related to revenue recognition transactions specifically associated with the timely recording of the delivery and performance of cemetery goods and services sold on a preneed basis. The Company has improved its controls and procedures with respect to these matters since the adoption of SAB 101 effective January 1, 2000, and will continue to enhance these controls and procedures.

CHANGE IN INTERNAL CONTROLS

    There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information called for by PART III (Items 10, 11, 12, 13 and 14) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions "Election of Directors" and "Other Matters
- Section 16(a) Beneficial Ownership Reporting Compliance," (ii) with respect to Items 11 and 13 under the captions "Certain Information with Respect to Officers and Directors," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and (iii) with respect to Item 12 under the caption "Voting Securities and Principal Holders", and (iv) with respect of Item 14 under the caption "Proposal to Approve the Selection of Independent Accountants
- Audit Fees and All Other Fees". The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K, the information under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" in such Proxy Statement, and the information in the paragraphs under the caption "Report of the Audit Committee" in such Proxy Statement, are not incorporated by reference into this Form 10-K.

    The information regarding the Company's executive officers called for by
Item 401 of Regulation S-K has been included in PART I of this report.

    The information regarding the Company's equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.

Equity Compensation Plan Information at December 31, 2003:

                                                                                                     NUMBER OF SECURITIES REMAINING
                                      NUMBER OF SECURITIES TO BE           WEIGHTED-AVERAGE          AVAILABLE FOR FUTURE ISSUANCE
                                       ISSUED UPON EXERCISE OF            EXERCISE PRICE OF         UNDER EQUITY COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,            OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES REFLECTED
                                         WARRANTS AND RIGHTS             WARRANTS AND RIGHTS                 IN COLUMN (A))
           PLAN CATEGORY                         (A)                             (B)                              (C)
    ----------------------------     -----------------------------     -------------------------    -------------------------------

    Equity compensation
       plans approved by
       security holders........               21,697,873                        $12.08                            5,581,351
    Equity compensation
       plans not approved
       by security holders (1).                6,617,347                          6.48                            4,569,906(2)
    ----------------------------     -----------------------------     -------------------------    -------------------------------
    Total......................               28,315,220                        $10.77                           10,151,257
                                     =============================     =========================    ===============================

---------------------

(1) Includes options outstanding under the Equity Corporation International 1994 Long-Term Incentive Plan which became exercisable to acquire Company common stock when the Company acquired Equity Corporation International in January 1999. The outstanding options cover an aggregate of 327,650 shares at a weighted-average exercise price of $22.41 per share. No shares of Company common stock are available for any future grants under this plan.

        Also includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options may be granted to employees who are not officers or directors. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. The terms of the options, including vesting, are set by a committee appointed by the Board of Directors. The Board of Directors may amend, terminate or suspend the plan in its discretion. The Company has 6,289,697 total options outstanding under the 1996 Non-qualified Incentive Plan. The Company has options available for future issuance under the 1996 Nonqualified Incentive Plan of 1,826,151. See note thirteen to the consolidated financial statements in Item 8 of this Form 10-K for a further description of 1996 Nonqualified Incentive Plan. These plans have not been submitted for shareholder approval.

    (2) Includes an estimated 2,743,755 shares available under the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) are registered. The above estimate was determined by dividing (i) the remaining unissued dollar value of registered shares at December 31, 2003, which was $14,788,841, by (ii) the closing price of $5.39 per share of common stock at December 31, 2003.

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

    (3) Exhibits:

    The exhibits listed on the accompanying Exhibit Index on pages 89-93 are filed as part of this report.

    (b) Reports on Form 8-K

     During the quarter ended December 31, 2003, the Company furnished a report on Form 8-K dated November 5, 2003 reporting (i) under "Item 7. Financial Statements and Exhibits" that attached as an exhibit was a press release dated November 5, 2003, and (ii) under "Item 12. Results of Operations and Financial Condition" that the Company issued the press release which disclosed financial results for the third quarter of 2003. The Company furnished a report on Form 8-K dated December 2, 2003 reporting (i) under "Item 7. Financial Statements and Exhibits" that attached as exhibits were a press release dated December 2, 2003 and Merrill Lynch Health Services Conference presentation slides, dated December 3, 2003, and (ii) under "Item 9. Regulation FD Disclosure" that the Company issued the press release which disclosed its intention to participate in the Merrill Lynch Health Services Equity Conference on December 3, 2003. In addition, the Company furnished a report on Form 8-K dated December 8, 2003 reporting (i) under "Item 7. Financial Statements and Exhibits" that attached as an exhibit was a press release dated December 2, 2003, and (ii) under "Item 9. Regulation FD Disclosure" that the Company issued the press release which announced the Company had entered into an agreement in principle to settle the class action lawsuit and related lawsuits against the Company involving two cemeteries owned in Florida.

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


Dated:  March 15, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                                        TITLE                              DATE
---------                                        -----                              ----

R. L. WALTRIP*                       Chairman of the Board and Chief             March 15, 2004
--------------------------------     Executive Officer (Principal
(R. L. Waltrip)                      Executive Officer)


JEFFREY E. CURTISS*                  Senior Vice President Chief                 March 15, 2004
--------------------------------     Financial Officer and Treasurer
(Jeffrey E. Curtiss)                 (Principal Financial Officer)


ERIC D. TANZBERGER*                  Vice President and Corporate                March 15, 2004
--------------------------------     Controller
(Eric D. Tanzberger)


ALAN R. BUCKWALTER, III*             Director                                    March 15, 2004
--------------------------------
(Alan R. Buckwalter, III)


ANTHONY L. COELHO*                   Director                                    March 15, 2004
--------------------------------
(Anthony L. Coelho)


JACK FINKELSTEIN*                    Director                                    March 15, 2004
--------------------------------
(Jack Finkelstein)


A. J. FOYT, JR.*                     Director                                    March 15, 2004
--------------------------------
(A. J. Foyt, Jr.)


JAMES H. GREER*                      Director                                    March 15, 2004
--------------------------------
(James H. Greer)


B. D. HUNTER*                        Director                                    March 15, 2004
--------------------------------
(B. D. Hunter)


VICTOR L. LUND*                      Director                                    March 15, 2004
--------------------------------
(Victor L. Lund)


JOHN W. MECOM, JR.*                  Director                                    March 15, 2004
--------------------------------
(John W. Mecom, Jr.)


CLIFTON H. MORRIS, JR.*              Director                                    March 15, 2004
--------------------------------
(Clifton H. Morris, Jr.)


W. BLAIR WALTRIP*                    Director                                    March 15, 2004
--------------------------------
(W. Blair Waltrip)


EDWARD E. WILLIAMS*                  Director                                    March 15, 2004
--------------------------------
(Edward E. Williams)


*By  /s/ JAMES M. SHELGER
--------------------------------
(James M. Shelger, as Attorney-In-Fact
For each of the Persons indicated)

                                  EXHIBIT INDEX

                        PURSUANT TO ITEM 601 OF REG. S-K


EXHIBIT
NUMBER                                         DESCRIPTION
-------             -----------------------------------------------------------
 3.1       --       Restated Articles of Incorporation. (Incorporated by
                    reference to Exhibit 3.1 to Registration Statement No.
                    333-10867 on Form S-3).

 3.2       --       Articles of Amendment to Restated Articles of Incorporation.
                    (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).

 3.3       --       Statement of Resolution Establishing Series of Shares of
                    Series D Junior Participating Preferred Stock, dated July
                    27, 1998. (Incorporated by reference to Exhibit 3.2 to Form
                    10-Q for the fiscal quarter ended June 30, 1998).

 3.4       --       Bylaws, as amended. (Incorporated by reference to Exhibit
                    3.1 to Form 10-Q for the fiscal quarter ended September 30,
                    1999).

 4.1       --       Rights Agreement dated as of May 14, 1998 between the
                    Company and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).


 4.2       --       Agreement Appointing a Successor Rights Agent Under Rights
                    Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).

 10.1      --       Retirement Plan For Non-Employee Directors. (Incorporated by
                    reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).

 10.2      --       First Amendment to Retirement Plan For Non-Employee
                    Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).

 10.3      --       Agreement dated May 14, 1992 between the Company, R.L.
                    Waltrip and related parties relating to life insurance.
                    (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).

 10.4      --       Employment Agreement, dated January 1, 1998, between SCI
                    Executive Services, Inc. and R.L. Waltrip. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).

 10.5      --       First Amendment to Employment Agreement, dated February 25,
                    2003, between SCI Executive Services, Inc. and R. L.
                    Waltrip. (Incorporated by reference to Exhibit 10.5 to Form
                    10-K for the fiscal year ended December 31, 2002).

10.6       --       Non-Competition Agreement and Amendment to Employment
                    Agreement, dated November 11, 1991, among the Company, R.L.
                    Waltrip and Claire Waltrip. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December
                    31, 1992).

 10.7      --       Separation and Release Agreement, dated January 18, 2000,
                    among the Company, SCI Executive Services, Inc. and W. Blair
                    Waltrip. (Incorporated by reference to Exhibit 10.6 to Form
                    10-K for the fiscal year ended December 31, 1999).

 10.8      --       Employment and Noncompetition Agreement, dated January 1,
                    2004, between SCI Executive Services, Inc. and B.D. Hunter.

 10.9      --       Employment and Noncompetition Agreement, dated January 1,
                    2004, between SCI Executive Services, Inc. and Thomas L.
                    Ryan.

 10.10     --       Employment and Noncompetition Agreement, dated January 1,
                    2004, between SCI Executive Services, Inc. and Michael R.
                    Webb.

 10.11     --       Employment and Noncompetition Agreement, dated January 1,
                    2004, between SCI Executive Services, Inc. and Jeffrey E.
                    Curtiss.

 10.12     --       Form of Employment and Noncompetition Agreement pertaining to non-senior officers.

 10.13     --       1993 Long-Term Incentive Stock Option Plan. (Incorporated by
                    reference to Exhibit 4.12 to Registration Statement No.
                    333-00179 on Form S-8).

 10.14     --       Amendment to 1993 Long-Term Incentive Stock Option Plan,
                    dated February 12, 1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended
                    December 31, 1996).

 10.15     --       Amendment to 1993 Long-Term Incentive Stock Option Plan,
                    dated November 13, 1997. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended
                    December 31, 1997).

 10.16     --       1995 Incentive Equity Plan. (Incorporated by reference to
                    Annex B to Proxy Statement dated April 17, 1995).

 10.17     --       Amendment to 1995 Incentive Equity Plan, dated February 12,
                    1997. (Incorporated by reference to Exhibit 10.18 to form
                    10-K for the fiscal year ended December 31, 1996).

 10.18     --       Amendment to 1995 Incentive Equity Plan, dated November 13,
                    1997. (Incorporated by reference to Exhibit 10.21 to Form
                    10-K for the fiscal year ended December 31, 1997).

 10.19     --       Amended 1996 Incentive Plan. (Incorporated by reference to
                    Annex A to Proxy Statement dated April 13, 1999).

10.20      --       Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended
                    December 31, 1995).

10.21      --       Supplemental Executive Retirement Plan for Senior Officers
                    (as Amended and Restated Effective as of January 1, 1998).
                    (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

 10.22     --       First Amendment to Supplemental Executive Retirement Plan
                    for Senior Officers. (Incorporated by reference to Exhibit
                    10.28 to Form 10-K for the fiscal year ended December 31,
                    2000).

 10.23     --       SCI 401(k) Retirement Savings Plan. (Incorporated by
                    reference to Exhibit 4.7 to Form S-8 filed as of June 1, 2000, Registration Statement No. 333-38310).

 10.24     --       First Amendment to SCI 401(k) Retirement Savings Plan.
                    (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 2000).

 10.25     --       SCI 401(k) Retirement Savings Plan as Amended and Restated.
                    (Incorporated by reference to Exhibit 4.9 to Registration
                    Statement No. 333-91046).

 10.26     --       2001 Stock Plan for Non-Employee Directors. (Incorporated by
                    reference to Annex A to Proxy Statement dated April 13,
                    2001).

 10.27     --       First Amendment to 2001 Stock Plan for Non-Employee
                    Directors dated May 8, 2003. (Incorporated by reference to
                    Exhibit 10.1 to Form 10-Q for the quarterly period ended
                    June 30, 2003).

 10.28     --       Director Fee Plan. (Incorporated by reference to Annex B to
                    Proxy Statement dated April 13, 2001).

 10.29     --       First Amendment, dated November 13, 2002, to Director Fee
                    Plan. (Incorporated by reference to Exhibit 10.33 to form
                    10-K for the fiscal year ended December 31, 2002).

 10.30     --       Second Amendment to Director Fee Plan dated May 8, 2003.
                    (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).


 10.31     --       1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).


 10.32     --       Amendment to 1996 Nonqualified Incentive Plan dated November
                    13, 1997. (Incorporated by reference to Exhibit 99.2 to
                    Registration Statement No. 333-50084).

 10.33     --       Amendment to 1996 Nonqualified Incentive Plan dated November
                    11, 1999. (Incorporated by reference to Exhibit 99.3 to
                    Registration Statement No. 333-50084).

 10.34     --       Amendment to 1996 Nonqualified Incentive Plan dated February
                    14, 2001. (Incorporated by reference to Exhibit 99.4 to
                    Registration Statement No. 333-67800).

 10.35     --       Employee Stock Purchase Plan. (Incorporated by reference to
                    Exhibit 1.1 to Registration Statement No. 2-62484 on Form
                    S-8).

 10.36     --       Amendment No. 1 to the Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit 15.1 to Registration
                    Statement No. 2-62484 on Form S-8).

 10.37     --       Amendment No. 2 to the Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit 28.3 to Registration
                    Statement No. 33-25061 on Form S-8).

 10.38     --       Amendment No. 3 to the Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit 28.4 to Registration
                    Statement No. 33-35708 on Form S-8).

 10.39     --       Amendment No. 4 to the Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).

 10.40     --       Amendment No. 5 to the Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).

 10.41     --       Amendment No. 6 to the Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002).

 10.42     --       Amendment No. 7 to the Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).

 10.43     --       Agreement between Merrill Lynch Canada Inc. and Service
                    Corporation International. (Incorporated by reference to Exhibit 28.5 to Post- Effective Amendment No. 1 to
                    Registration Statement No. 33-8907 on Form S-8).

 10.44     --       First Amendment to Agreement between Merrill Lynch Canada
                    Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated
                    December 21, 1993).

 10.45     --       Employee Stock Purchase Plan Administration Agreement dated
                    July 25, 2001 between Service Corporation International
                    (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).

 12.1      --       Ratio of Earnings to Fixed Charges.

 21.1      --       Subsidiaries of the Company.

 23.1      --       Consent of Independent Accountants (PricewaterhouseCoopers
                    LLP).

 24.1      --       Powers of Attorney.

 31.1      --       Certification of R. L. Waltrip as Chief Executive Officer in
                    satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2      --       Certification of Jeffrey E. Curtiss as Principal Financial
                    Officer in satisfaction of Section 302 of the Sarbanes-Oxley
                    Act of 2002.

 32.1      --       Certification of Periodic Financial Reports by R. L. Waltrip
                    as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.

 32.2      --       Certification of Periodic Financial Reports by Jeffrey E.
                    Curtiss as Principal Financial Officer in satisfaction of
                    Section 906 of the Sarbanes-Oxley Act of 2002.

 99.1      --       Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation
                    International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

 99.2      --       Defendants' Answer to the Consolidated Class Action
                    Complaint filed September 17, 1999 in Civil Action No.
                    H-99-280, In re Service Corporation International.
                    (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).


 99.3      --       Defendants' Motion to Dismiss the Consolidated Class Action
                    Complaint filed October 8, 1999 in Civil Action No.
                    H-99-280, In re Service Corporation International.
                    (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).

 99.4      --       Plaintiffs' Opposition to Defendants' Motion to Dismiss the
                    Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In Re Service Corporation
                    International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).

 99.5      --       Defendants' Reply to Plaintiffs' Opposition to Defendants'
                    Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re
                    Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

 99.6      --       Plaintiff's Original Petition filed December 15, 2000, in
                    Cause No. 2000-63917, Jack T. Hammer v. Service Corporation
                    International, Robert L. Waltrip, L. William Heiligbrodt,
                    George R. Champagne, W. Blair Waltrip, James M. Shelger,
                    Wesley T. McRae and PricewaterhouseCoopers, L.L.P.; in the
                    165th Judicial District Court of Harris County, Texas.
                    (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).

 99.7      --       Defendants' Original Answer to the Original Petition
                    referred to in Exhibit 99.6. (Incorporated by reference to Exhibit 99.19 to Form 10-K for the fiscal year ended
                    December 31, 2000).

 99.8      --       Credit Agreement dated as of July 24, 2002 among the
                    Company, as Borrower, the Lenders Party thereto, JPMorgan
                    Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndicated Agent, and Credit Lyonnais, Lehman Commercial
                    Paper Inc. and Merrill Lynch Capital Corporation, as
                    Co-Documentation Agents, J.P. Morgan Securities Inc., and
                    Banc of America Securities LLC, as Joint Bookrunners and
                    Joint Lead Arrangers. (Incorporated by reference to Exhibit
                    99.2 to Form 8-K dated July 25, 2002).

 99.9      --       Amendment No. 1 dated as of December 6, 2002 to the Credit
                    Agreement referred to in Exhibit 99.8. (Incorporated by reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 2002).

 99.10     --       Amendment No. 2 dated as of September 29, 2003 to the Credit
                    Agreement referred to in Exhibit 8. (Incorporated by reference to Exhibit 99.8 to Form 10-Q for the quarterly period ended September 30, 2003).

    In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.45.

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

                             CORPORATE INFORMATION

CORPORATE OFFICES

         Service Corporation International maintains corporate offices located at 1929 Allen Parkway, Houston, Texas 77019. The telephone number is 713/522-5141. Additional information can be found at our web site: http://www.sci-corp.com.

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

TRANSFER AGENT AND REGISTRAR

THE BANK OF NEW YORK
1-800-524-4458

ADDRESS SHAREHOLDER INQUIRIES TO:               SEND CERTIFICATES FOR TRANSFER AND ADDRESS CHANGES TO:

The Bank of New York
Shareholder Relations Department                Receive and Deliver Department
P.O. Box 11258                                  P.O. Box 11002
Church Street Station                           Church Street Station
New York, NY 10286                              New York, NY 10286

                                                The Bank of New York's Stock Transfer Website:
                                                http://www.stockbny.com






[SCI LOGO]
The SCI logo is a registered trademark.