Form 10-Q
period 2004-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2004-05-10
CIK 89089

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-6402-1

SERVICE CORPORATION INTERNATIONAL

(Exact name of registrant as specified in charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1488375 (I. R. S. employer identification number)

1929 Allen Parkway, Houston, Texas (Address of principal executive offices)	77019 (Zip code)

713-522-5141
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

YES (X)	NO ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2).

YES (X)	NO ( )

The number of shares outstanding of the registrant’s common stock as of May 5, 2004 was 304,585,334 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations - Three Months Ended March 31, 2004 and 2003
Consolidated Balance Sheet - March 31, 2004 and December 31, 2003
Consolidated Statement of Cash Flows - Three Months Ended March 31, 2004 and 2003
Consolidated Statement of Stockholders’ Equity - Three Months Ended March 31, 2004
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Strengths and Challenges
The Path to Growth
Critical Accounting Policies and Accounting Changes
Results of Operations
Financial Condition, Liquidity and Capital Resources
Preneed Funeral and Cemetery Activities
Cautionary Statement on Forward-Looking Statements
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature
Ratio of Earnings to Fixed Charges
Preferability Letter from PricewaterhouseCoopers
Certification of CEO Pursuant to Section 302
Certification of PFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2004	2003
		(Restated)
Revenues	$589,618	$581,509
Costs and expenses	475,567	465,986

Gross profits	114,051	115,523

General and administrative expenses	(51,021)	(21,411)
Gains and impairment (losses) on dispositions, net	35,603	9,334

Operating income	98,633	103,446
Interest expense	(33,935)	(37,396)
Other income, net	7,641	4,012

	(26,294)	(33,384)

Income before income taxes and cumulative effects of accounting changes	72,339	70,062
(Benefit) provision for income taxes	(4,241)	25,976

Income before cumulative effects of accounting changes	$76,580	$44,086
Cumulative effects of accounting changes (net of income tax benefit of $21,274)	(48,061)	—

Net income	$28,519	$44,086

Basic earnings (loss) per share:
Income before cumulative effects of accounting changes	$.25	$.15
Cumulative effects of accounting changes, net of tax	(.16)	—

Net income	$.09	$.15

Diluted earnings (loss) per share:
Income before cumulative effects of accounting changes	$.23	$.14
Cumulative effects of accounting changes, net of tax	(.14)	—

Net income	$.09	$.14

Basic weighted average number of shares	303,018	297,775

Diluted weighted average number of shares	353,088	348,665

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$498,911	$239,431
Receivables, net	135,990	233,935
Inventories	78,898	137,121
Other	135,010	62,837

Total current assets	848,809	673,324

Preneed funeral receivables and trust investments	1,460,391	1,229,765
Preneed cemetery receivables and trust investments	1,399,859	1,084,636
Cemetery property, at cost	1,555,951	1,524,545
Property, plant and equipment, at cost, net	941,898	1,250,632
Deferred charges and other assets	698,945	739,250
Goodwill	1,167,579	1,195,423
Cemetery perpetual care trust investments	703,996	—

	$8,777,428	$7,697,575

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$371,878	$456,523
Current maturities of long-term debt	371,692	182,682
Income taxes	11,291	29,742

Total current liabilities	754,861	668,947

Long-term debt	1,319,373	1,528,883
Deferred preneed funeral revenues	559,865	1,612,348
Deferred preneed cemetery revenues	922,144	1,575,352
Deferred income taxes	366,935	431,401
Other liabilities	414,107	353,686
Non-controlling interest in funeral and cemetery trusts	2,155,205	—
Commitments and contingencies (note 12) Non-controlling interest in perpetual care trusts	671,986	—
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 304,208,304 and 302,039,871, issued and outstanding (net of 2,469,445 treasury shares, at par)	304,208	302,040
Capital in excess of par value	2,285,199	2,274,664
Unearned compensation	(2,749)	—
Accumulated deficit	(909,544)	(938,063)
Accumulated other comprehensive loss	(64,162)	(111,683)

Total stockholders’ equity	1,612,952	1,526,958

	$8,777,428	$7,697,575

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net income	$28,519	$44,086
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on early extinguishments of debt	—	(2,321)
Cumulative effects of accounting changes, net of tax	48,061	—
Depreciation and amortization	35,790	38,707
Provision for deferred income taxes	(5,479)	18,463
(Gains) and impairment losses on dispositions, net	(35,603)	(9,334)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	7,383	484
Decrease in other assets	4,193	114,987
Increase (decrease) in payables and other liabilities	3,754	(28,493)
Net effect of preneed funeral production and maturities	(4,497)	(1,716)
Net effect of cemetery production and deliveries	2,064	880
Other	4,459	7,516

Net cash provided by operating activities	88,644	183,259

Cash flows from investing activities:
Capital expenditures	(17,737)	(21,248)
Proceeds from divestitures and sales of property and equipment	8,744	29,035
Proceeds and distributions from joint ventures and equity investments, net of cash retained	287,886	4,766
Net (deposits) withdrawals of restricted funds and other	(105,601)	(6,950)

Net cash provided by investing activities	173,292	5,603

Cash flows from financing activities:
Payments of debt	(5,907)	(79,319)
Early extinguishments of debt	—	(161,738)
Proceeds from exercise of stock options	3,294	—
Bank overdrafts and other	—	3,075

Net cash used in financing activities	(2,613)	(237,982)
Effect of foreign currency	157	1,380

Net increase (decrease) in cash and cash equivalents	259,480	(47,740)
Cash and cash equivalents at beginning of period	239,431	200,625

Cash and cash equivalents at end of period	$498,911	$152,885

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Capital in			other
	Common	excess of	Unearned	Accumulated	comprehensive
	Stock	par value	Compensation	deficit	loss	Total
Balance at December 31, 2003	$302,040	$2,274,664	$—	$(938,063)	$(111,683)	$1,526,958
Net income				28,519		28,519
Other comprehensive income:
Foreign currency translation					(35,084)	(35,084)
Minimum pension liability					33,599	33,599
Reclassification adjustment for realized loss on foreign currency translation					49,006	49,006

Total other comprehensive income						47,521

Contributions to employee 401(k) plan	862	4,877				5,739
Stock option exercises and other	878	3,175				4,053
Restricted stock award	428	2,483	(2,911)			—
Restricted stock amortization			162			162

Balance at March 31, 2004	$304,208	$2,285,199	$(2,749)	$(909,544)	$(64,162)	$1,612,952

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Nature of Operations

Service Corporation International (SCI or the Company) is the world’s largest provider of funeral and cemetery services. At March 31, 2004, the Company operated 1,244 funeral service locations, 412 cemeteries and 144 crematoria located in seven countries. The Company also had minority interest equity investments in funeral and cemetery operations in the United Kingdom and France.

     The funeral service and cemetery operations consist of funeral service locations, cemeteries, crematoria and related businesses. Personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, coffins, burial vaults, cremation receptacles, flowers and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. The Company sells preneed funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company’s cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, burial vaults, casket and cremation memorialization products) and services (primarily merchandise installation fees and burial opening and closing fees). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. At March 31, 2004, there were 183 combination locations that contain a funeral service location within a Company owned cemetery.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements for the three months ended March 31, 2004 and 2003 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2003, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

     The Company has reclassified certain prior year amounts to conform to the current period financial presentation with no effect on previously reported results of operations, financial condition or cash flows.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. As a result, actual results could differ from these estimates. The effective tax rate in the first quarter of 2004 was a benefit of 5.9% compared to an expense of 37.1% in the first quarter of 2003 due to tax benefits realized from the joint venture of the French operations consummated in March 2004.

Equity Investments

At March 31, 2004, the Company had minority investments in operations in the United Kingdom and France, which were accounted for using the equity method of accounting for investments and recorded in Deferred charges and other assets in the consolidated balance sheet.

     Subsequent to March 31, 2004, the Company sold 79% of its equity investment in the United Kingdom company in connection with a successful public offering. As a result of this transaction, the Company will account for the investment under the cost method of accounting and in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Accordingly, the investment will be classified as available-for-sale and be adjusted regularly to reflect the market value of the asset as of the balance sheet date with a corresponding entry to Other comprehensive income (loss) in the consolidated statement of stockholders’ equity.

3. Accounting Changes and New Accounting Pronouncements

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R).

     The Company implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trusts and the Company’s cemetery perpetual care trust funds. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46R, as it relates to the consolidation of our trust funds. This implementation was as of March 31, 2004, and only affected the Company’s consolidated balance sheet. The implementation of FIN 46R will affect certain line items on the Company’s statement of operations in future periods as described below, however, the Company believes the overall effect on the statement of operations will be neutral.

     Although FIN 46R requires consolidation of the merchandise and service and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the perpetual care trust assets. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these trust funds that have been consolidated by the Company.

     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. These investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of Accumulated other comprehensive loss in the Company’s consolidated balance sheet pursuant to the provisions of SFAS 115. Unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive loss to Non-controlling interest in perpetual care trusts in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are reclassified from Accumulated other comprehensive loss to deferred revenues.

     Beginning after March 31, 2004, the Company will recognize realized earnings of the merchandise and service trusts and cemetery perpetual care trusts within Other income, net. The Company will recognize a corresponding expense within Other income, net equal to the realized earnings of these trusts attributable to the non-controlling interest holders. The Company will also recognize a similar expense for realized earnings of the trusts attributable to the Company (with a corresponding credit to Deferred preneed funeral or cemetery revenue), when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. In the case of merchandise and service trusts, the Company will recognize as revenues amounts attributed to the non-controlling interest holders and the Company, upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts. In the case of cemetery perpetual care trusts, the Company will recognize investment earnings in cemetery revenues when such earnings are realized and distributable, and are intended to defray cemetery maintenance costs.

     For more detailed discussions of the Company’s accounting policies after the implementation of FIN 46R, see notes four through seven to the consolidated financial statements in Item 1 of this Form 10-Q.

Consolidation of Certain Cemeteries: Additionally, effective as of March 31, 2004, the Company consolidated certain cemeteries managed by the Company. The Company recognized a pretax and after tax charge of $14,462, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries will be included in the Company’s consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a material effect on the Company’s reported results of operations for all periods presented.

Insurance Funded Preneed Insurance Contracts

The Company has changed its method of accounting for insurance funded preneed contracts as the Company has concluded that its insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements". Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues which at December 31, 2003, were $3,505,094. The removal of these amounts did not have an impact on the Company’s consolidated stockholders’ equity, results of operations or cash flows. See note four to the consolidated financial statements in Item 1 of this Form 10-Q for additional information on insurance related preneed funeral balances.

Pension Plans

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). The revised SFAS 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the revised disclosure requirements. The Company’s pension plans are frozen with no cost benefits accreting to participants except interest.

     Effective January 1, 2004, the Company changed its accounting for gains and losses on its pension plan assets and liabilities. The Company now recognizes such gains and losses in its consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes the change is preferable as the new method of accounting better reflects the economic nature of the Company’s pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, the Company recognized a charge for the cumulative effect of an accounting change of $33,599 (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, the Company records net pension expense reflecting estimated returns on plan assets and obligations. Upon completion of the annual remeasurement during the fourth quarter, the Company will recognize actual gains and losses on plan assets and obligations. Therefore, pension expense during the fourth quarter could be different than amounts recorded in interim periods.

     The first quarter of 2003 pro forma amounts in the table below reflect the new policy to recognize gains and losses on the pension plans as incurred and reflect interim estimates as mentioned above.

	Three months ended
	March 31, 2003
	Historical	Pro forma
	(Restated)
Income before cumulative effect of accounting change	$44,086	$45,616
Net income	$44,086	$45,616
Amounts per common share:
Net income - basic	$.15	$.15
Net income - diluted	$.14	$.14

4. Preneed Funeral Activities

The Company sells price-guaranteed preneed funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states and provinces require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting (collectively “trust funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral (“insurance funded preneed funeral contracts”). The insurance policy proceeds, which include increasing insurance benefits, will be used to pay for the funeral goods and services selected at the time of contract origination. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future. The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on the consolidated balance sheet. However, when a trust funded preneed funeral contract is consummated, the Company records an asset (included in Preneed funeral receivables and trust investments) and corresponding liability (included in Deferred preneed funeral revenues) for the contract price. Effective March 31, 2004, the Company changed certain aspects of its accounting for preneed funeral contracts and related trust investments in connection with implementation of FIN 46R. See note three to the consolidated financial statements in Item 1 of this Form 10-Q for additional information.

     Funeral revenues are recognized in the consolidated statement of operations on preneed funeral contracts (trust funded and insurance funded) at the time the funeral service is performed. Through March 31, 2004, trust investment earnings, net of taxes and certain other expenses paid by the trust, were accrued and deferred until the services were performed, at which time these net investment earnings were also recognized in funeral revenues. These amounts are intended to cover future increases in the cost of providing a price-guaranteed funeral service. Beginning March 31, 2004, the Company will recognize realized earnings of these trusts within Other income, net. The Company will recognize a corresponding expense within Other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders, or attributable to the Company (with a corresponding credit to Deferred preneed funeral revenues) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. As of March 31, 2004, the cumulative undistributed net trust investment earnings of the funeral merchandise and service trusts are included in Non-controlling interest in funeral and cemetery trusts instead of Deferred preneed funeral revenues. Upon performance of the funeral services, the Company will recognize as revenues amounts attributed to the non-controlling interest holders, including realized trust earnings.

     Direct selling costs related to trust funded preneed funeral contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded preneed funeral contract revenue when recognized. Deferred selling costs associated with trust funded preneed funeral contracts were $108,539 and $113,920 at March 31, 2004 and at December 31, 2003, respectively. Direct selling costs incurred pursuant to the sales of insurance funded preneed funeral contracts are expensed as incurred. In connection with insurance funded preneed funeral contract sales, the customer purchases a life insurance policy and the Company earns a commission as the agent in the transaction between the customer and the third party insurance company. Such general agency (GA) revenues are based on a percentage per insurance policy sold and are recognized when the insurance purchase transaction between the customer and the third party insurance company is complete.

GA revenues recognized by the Company totaled $7,923 and $7,905, and direct selling costs expensed by the Company totaled $5,252 and $4,994 for the three months ended March 31, 2004 and 2003, respectively, in connection with sales of insurance funded preneed funeral contracts.

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust fund assets and customer receivables related to unperformed, price-guaranteed trust funded preneed funeral contracts. The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003
Receivables due from trust assets	$—	$1,201,059
Trust assets	1,283,712	—
Receivables from customers	194,153	190,332

	1,477,865	1,391,391
Allowance for cancellation	(17,474)	(161,626)

Preneed funeral receivables and trust investments	$1,460,391	$1,229,765

     Upon implementation of FIN 46R as of March 31, 2004, the allowance for cancellation decreased as it is based on the lower amount of Deferred preneed funeral revenues after the consolidation of the trusts and recognition of Non-controlling interest in funeral and cemetery trusts. Upon cancellation of a trust funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income in many cases. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, the Company assesses those contracts to determine whether a loss provision should be recorded. No loss amounts have been required to be recognized as of March 31, 2004 or December 31, 2003.

     Preneed funeral receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to death maturity and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws.

     The cost and market values associated with funeral merchandise and services trust assets at March 31, 2004 are detailed below. The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and cash equivalents	$26,194	$—	$—	$26,194
Fixed income securities:
U.S. Treasury	221,134	2,527	(10)	223,651
Foreign government	73,955	1,512	—	75,467
Corporate	10,165	551	(1)	10,715
Mortgage-backed	96,706	1,241	(50)	97,897
Insurance-backed	264,972	—	—	264,972
Asset-backed and other	6,970	81	(2)	7,049
Equity securities:
Common stock	348,378	42,356	(592)	390,142
Mutual funds:
Equity	58,260	9,996	(277)	67,979
Fixed income	45,946	1,396	(16)	47,326
Private equity and other	75,689	667	(10,325)	66,031

Trust investments	$1,228,369	$60,327	$(11,273)	$1,277,423

Market value as of a percentage of cost				103.99%

Accrued net investment income	$6,289			$6,289

Trust assets				$1,283,712

Deferred Preneed Funeral Revenues

At March 31, 2004, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral contract revenues, including distributed and distributable trust investment earnings associated with unperformed trust funded preneed funeral contracts, that are not held in trust accounts. Future funeral contract revenues and non-distributable net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts. At December 31, 2003, Deferred preneed funeral revenues represent the original price of a trust funded preneed funeral contract plus the net trust investment earnings.

Insurance Funded Preneed Funeral Contracts

Not reflected above, or in the consolidated balance sheet, are insurance funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. The net amount of these contracts, including increasing insurance benefits and an allowance for cancellation, that has not been fulfilled at March 31, 2004 and December 31, 2003 was approximately $1,935,122 and $3,505,094 (of which $1,515,984 related to the Company’s France operations at December 31, 2003), respectively. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

5. Preneed Cemetery Activities

The Company sells price-guaranteed preneed cemetery contracts providing for future property interment rights, merchandise or services at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting, pursuant to applicable law. Effective March 31, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see note three to the consolidated financial statements in Item 1 of this Form 10-Q.

     Beginning March 31, 2004, the Company will recognize realized earnings of these trusts within Other income, net. The Company will recognize a corresponding expense within Other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders, or attributable to the Company (with a corresponding credit to Deferred preneed cemetery revenues) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise.

     Direct selling costs related to preneed cemetery contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding revenue when recognized. Deferred selling costs related to preneed cemetery contracts were $208,067 and $205,123 as of March 31, 2004 and December 31, 2003, respectively.

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003
Receivables due from trust assets	$—	$862,265
Trust assets	1,008,646	—
Receivables from customers	523,285	523,680
Unearned finance charges	(76,310)	(75,785)

	1,455,621	1,310,160
Allowance for cancellation	(55,762)	(225,524)

Preneed cemetery receivables and trust investments	$1,399,859	$1,084,636

     Upon implementation of FIN 46R as of March 31, 2004, the allowance for cancellation decreased as it is based on the lower amount of Deferred preneed cemetery revenues after the consolidation of the trusts and recognition of Non-controlling interest in funeral and cemetery trusts. Interest rates on cemetery contracts range from 3.5% to 15.7%. The average term of a financed preneed cemetery contract is approximately 4.6 years.

     The cost and market value associated with the cemetery merchandise and services trust assets at March 31, 2004 are detailed below. The Company believes the unrealized losses related to trust assets are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and cash equivalents	$45,215	$—	$—	$45,215
Fixed income securities:
U.S. Treasury	92,021	2,147	—	94,168
Foreign government	14,521	1,038	—	15,559
Corporate	10,922	482	—	11,404
Mortgage-backed	234,318	5,301	(4)	239,615
Asset-backed and other	20,742	952	—	21,694
Equity securities:
Common stock	301,301	51,986	(172)	353,115
Mutual funds:
Equity	105,009	21,730	(300)	126,439
Fixed income	39,795	651	(22)	40,424
Private equity and other	60,916	94	(7,008)	54,002

Trust investments	$924,760	$84,381	$(7,506)	$1,001,635

Market value as a percentage of cost				108.31%

Accrued investment income	$7,011			$7,011

Trust assets				$1,008,646

Deferred Preneed Cemetery Revenues

At March 31, 2004, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services, including distributed and distributable trust investment earnings associated with the deferred items. Future contract revenues and non-distributable net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts. At December 31, 2003, Deferred preneed cemetery revenues, net of allowance for cancellation, represent the original contract price for the preneed cemetery items deferred plus net investment earnings associated with the deferred items.

6. Cemetery Perpetual Care Trusts

The Company is required by state or provincial law to pay into perpetual care trust funds a portion of the proceeds from the sale of cemetery property interment rights. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trust funds, including investments accounted for under SFAS 115, with a corresponding amount as Non-controlling interest in perpetual care trusts. Beginning March 31, 2004, the Company will recognize realized earnings of these trusts within Other income, net. The Company will recognize a corresponding expense within Other income, net for the amount of realized earnings of the trusts attributable to the non-controlling interest holders. The cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2004 are detailed below.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and cash equivalents	$21,131	$—	$—	$21,131
Fixed income securities:
U.S. Treasury	30,402	1,872	—	32,274
Foreign government	27,769	589	(59)	28,299
Corporate	91,024	5,558	(3)	96,579
Mortgage-backed	86,985	776	—	87,761
Asset-backed	79,848	648	(2)	80,494
Equity securities:
Preferred stock	13,394	1,251	(1)	14,644
Common stock	77,671	13,934	(183)	91,422
Mutual funds:
Equity	35,585	6,326	(136)	41,775
Fixed income	152,783	3,019	(201)	155,601
Private equity and other	52,210	2,465	(659)	54,016

Perpetual care trust investments	$668,802	$36,438	$(1,244)	$703,996

Market value as a percentage of cost				105.26%

     Realized and distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these perpetual care trust investments were $8,160 and $6,709 for the three months ended March 31, 2004 and 2003, respectively.

7. Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts

Preneed Funeral and Cemetery

Effective March 31, 2004, the Company consolidated the merchandise and service trust funds associated with the its preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the merchandise and trust funds, it does not change the legal relationships among the trusts, the Company and its customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries. For additional information, see note three to the consolidated financial statements in Item 1 of this form 10-Q.

Non-Controlling Interest in Perpetual Care Trusts

The Non-controlling interest in perpetual care trusts reflected in the consolidated balance sheet represents the cemetery perpetual care trust in accordance with SFAS 115 net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see note three to the consolidated financial statements in Item 1 of this Form 10-Q.

     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts at March 31, 2004 are as follows:

	Non-controlling Interest
				Cemetery Perpetual
	Preneed Funeral	Preneed Cemetery	Total	Care
Trust assets, at market value	$1,283,712	$1,008,646	$2,292,358	$703,996
Less:
Pending withdrawals of principal and income	18,426	50,650	69,076	5,648
Debt associated with certain trust investments	32,109	27,680	59,789	19,429
Accrued trust operating payables and other	3,657	4,631	8,288	6,933

	54,192	82,961	137,153	32,010

Non-controlling interest	$1,229,520	$925,685	$2,155,205	$671,986

Debt Associated with Certain Trust Investments

Certain trusts, consolidated with the adoption of FIN 46R and recorded in Preneed funeral receivables and trust investments, Preneed cemetery receivables and trust investments and Cemetery perpetual care trust investments, have indirect interests in real estate partnerships. These partnerships have incurred indebtedness of $79,218 that is included in Other liabilities in the consolidated balance sheet at March 31, 2004. The trusts’ obligation on this indebtedness is limited to their investment in the respective partnerships. The debt has interest rates ranging from 5.0% to 8.5% and maturities between 2011 and 2019.

8. Debt

Debt was as follows:

	March 31, 2004	December 31, 2003
7.375% notes due April 2004	$111,190	$111,190
8.375% notes due December 2004	50,797	50,797
6.0% notes due 2005	272,451	272,451
7.2% notes due 2006	150,000	150,000
6.875% notes due 2007	143,475	143,475
6.5% notes due 2008	195,000	195,000
6.75% convertible subordinated notes due 2008, conversion price of $6.92 per share	312,694	312,694
7.7% notes due 2009	358,266	358,266
7.875% debentures due 2013	55,627	55,627
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	34,653	38,368
Mortgage notes and other debt, maturities through 2050	54,093	73,291
Deferred charges	(47,181)	(49,594)

Total debt	1,691,065	1,711,565
Less current maturities	(371,692)	(182,682)

Total long-term debt	$1,319,373	$1,528,883

     The Company’s consolidated debt had a weighted average interest rate of 6.95% at March 31, 2004 and December 31, 2003. Approximately 99% of the total debt had a fixed interest rate at March 31, 2004 and December 31, 2003.

Bank Credit Agreements

The Company’s bank credit agreement, which matures in July 2005, provides a total lending commitment of $185,000, including a sublimit of $125,000 for letters of credit. The credit facility is secured by the stock, inventory and receivables of certain of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s debt obligation associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and limits on capital expenditures. Additionally, the Company is prohibited from paying cash dividends and restricted from making certain other distributions. The Company had no borrowings under the bank credit agreement at either March 31, 2004 or December 31, 2003; however, the Company used the credit agreement sublimit to issue letters of credit in the amounts of $72,265 and $69,815 at March 31, 2004 and December 31, 2003, respectively. Interest rates for the outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, which ranges from 0.50% to 0.75% based on the percentage of the facility used, and was 0.625% at March 31, 2004 and December 31, 2003.

Debt Issuances and Additions

Upon implementation of FIN 46R, the Company recorded an additional $6,200 to the Mortgage notes and other debt in connection with the consolidation of certain cemeteries managed by the Company.

     On March 26, 2004, the Company announced its intent to offer $250,000 aggregate principal amount of unsecured senior notes due 2016 and subsequently, on April 14, 2004 issued $250,000 6.75% notes due April 1, 2016, which pay interest semi-annually beginning October 1, 2004. The Company intends to use the net proceeds to retire existing indebtedness, including the tender offer (as described below) for the 6.00% notes due 2005 and the potential redemption of its 6.75% convertible subordinated notes due 2008, and for general corporate purposes. The new notes were issued in an unregistered offering and may be resold by the initial purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Company issued the new notes in an unregistered offering and expects to file a registration statement with the Securities and Exchange Commission within ninety days of the original issuance date. The new notes are unsecured and are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. The Company is entitled to redeem the notes at any time by paying a make-whole premium.

Debt Extinguishments and Reductions

In March 2004, in connection with the joint venture of the Company’s operations in France, Mortgage notes and other debt was reduced by approximately $24,194 for capital lease obligations related to vehicles used in the France operations.

     On March 24, 2004, the Company commenced a cash tender offer to purchase up to $150,000 of its outstanding 6.00% notes due 2005, pursuant to the Offer to Purchase, dated March 24, 2004, and subsequently increased its offer to $200,000. At March 31, 2004, the Company reclassified the $200,000 aggregate principal amount to Current maturities of long term debt to reflect its intent to extinguish the notes upon expiration of the tender offer. On April 22, 2004, the Company extinguished $200,000 aggregate principal amount of the tendered notes, having paid $214,233 to the tendering holders, including the premium and accrued interest. As a result of this transaction, the Company will recognize a loss on the early extinguishment of debt of approximately $10,831, which will be recorded in Other income, net, in the consolidated statement of operations for the quarter ending June 30, 2004.

     On April 15, 2004, as required by the terms of the agreement, the Company repaid the remaining $111,190 of the 7.375% notes due 2004.

Additional Debt Disclosures

At March 31, 2004 and December 31, 2003, respectively, the Company had deposited $185,491 and $95,325 in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments and are included in Other current assets and Deferred charges and other assets in the consolidated balance sheet.

9. Derivatives

The Company occasionally participates in hedging activities using a variety of derivative instruments, including interest rate swap agreements, cross-currency swap agreements and forward exchange contracts. These instruments are used to hedge exposure to risk in the interest rate and foreign exchange rate markets. The Company has documented policies and procedures to monitor and control the use of derivative transactions, which may only be executed with a limited group of creditworthy financial institutions. The Company generally does not engage in derivative instruments for speculative or trading purposes, nor is it a party to leveraged derivatives.

     The Company was not a party to any derivative instruments at December 31, 2003. During the first quarter of 2004, the Company executed certain forward exchange contracts, having an aggregate notional value of EUR 240,000 and a corresponding notional value of $300,011 to hedge its net foreign investment in France. Upon receipt of the net proceeds from the joint venture transaction, the Company settled these derivative instruments and recorded a gain of $8,919 in Other comprehensive income (loss) in the consolidated statement of stockholders’ equity, which was then recognized pursuant to the sale of France in Gains and impairment (losses) on dispositions, net in the consolidated statement of operations.

     The Company also executed certain forward exchange contracts, having an aggregate notional value of GBP 22,436 and a corresponding notional value of $41,334, relating to the impending sale of its minority investment in and the repayment of its note receivable from a funeral and cemetery company in the United Kingdom. On April 8, 2004, the Company received the expected proceeds and settled these derivative instruments, recognizing a gain of $198, which will be recorded in Other income, net, in the consolidated statement of operations for the quarter ended June 30, 2004.

10. Retirement Plans

The Company has a non-contributory, defined benefit pension plan covering approximately 40% of United States employees (US Pension Plan), a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP) and a retirement plan for certain non-employee directors (Directors’ Plan). The Company also has a 401(k) employee savings plan.

     Effective January 1, 2004, the Company changed the accounting for gains and losses on its pension plan assets and obligations. The Company will recognize such gains and losses in its consolidated statement of operations in the year such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). For additional discussion of this accounting change, see note three to the consolidated financial statements in Item 1 of this Form 10-Q.

     Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors’ Plan. As these plans have been frozen, the participants do not earn additional benefit from additional years of service and the Company does not incur new service cost.

     Retirement benefits for the US Pension Plan are generally based on years of service and compensation. Required contributions are actuarially determined amounts consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist primarily of bank money market funds, fixed income investments and marketable equity securities.

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the pension plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors’ Plan provides for an annual benefit to directors following their retirement, based on a vesting schedule.

     Most foreign employees are covered by their respective foreign government mandated or defined contribution plans that are adequately funded and are not considered significant to the financial condition or results of operations of the Company. The plans’ liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

     The components of net periodic pension plan benefit cost for the three months ended March 31 were as follows:

	2004	2003
Service cost - benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	2,245	2,474
Return on plan assets	(1,790)	(1,702)
Settlement/curtailment charge	—	88
Amortization of prior service cost	45	46
Amortization of unrecognized net loss	—	1,897

	$500	$2,803

     As a result of the previously mentioned accounting change, for the interim periods, the Company is recording net pension expense reflecting estimated returns on plan assets and obligations. Due to the write off of the $54,873 unrecognized net loss associated with the change in accounting principle on January 1, 2004, the Company’s amortization of unrecognized net loss is zero for the three months ended March 31, 2004.

     The plans’ weighted-average assumptions used to determine the net pension expense for the three months ended March 31, 2004 and 2003 were as follows. Interim 2004 rates are estimates. Due to the curtailment of the plans in 2001, the assumed rate of compensation increase is zero.

	March 31, 2004	March 31, 2003
Discount rate used to determine obligations and related interest cost	6.25%	6.25%
Assumed rate of return on plan assets	8.00%	9.00%

SERP, Senior SERP and Directors Plan

The retirement benefits under the SERP, Senior SERP and Directors’ Plan are unfunded obligations of the Company. As of December 31, 2003, the benefit obligation of the SERP, Senior SERP and Directors’ Plan is $33,764; however, the Company purchased various life insurance policies on the participants in the Senior SERP with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the plan’s funding requirements. The face value of these insurance policies is $51,082 while the cash surrender value of these insurance policies are $21,952 as of December 31, 2003.

U.S. Pension Plan

In March 2004, the Company infused a voluntary contribution of $20,000 to the frozen U.S. Pension Plan. The fair value of the plan assets as of March 31, 2004 is $96,195, compared to a projected benefit obligation of $110,649 at December 31, 2003. As a result of the previously mentioned accounting change, the minimum pension liability adjustment included in Accumulated other comprehensive loss is zero as of March 31, 2004.

     The plan’s weighted-average asset allocations by asset category are as follows:

	March 31, 2004	December 31, 2003
Core diversified and market neutral hedge funds	50%	—
Equity securities	35%	74%
Fixed income investments	15%	26%

Total	100%	100%

     Equity securities included shares of Company common stock in the amounts of $0 and $7,138 (nine percent of plan assets) at March 31, 2004 and December 31, 2003, respectively. On March 31, 2004, the plan assets were rebalanced to incorporate investments in core diversified and market neutral hedge funds.

     The primary investment objective of the plan is to achieve a rate of investment return over time that will allow the plan to achieve a fully funded status, while maintaining prudent investment return volatility levels. In 2004, the investment strategy was revised to have a lower percentage invested in traditional equity securities and fixed income securities and instead incorporate investments in hedge funds allowing for reduced volatility with limited reduction of returns. The investment manager of the Company recommends an asset allocation strategy of 35% traditional equity, 15% fixed income and 50% hedge funds. The investment strategy is managed within ranges that are centered at specific allocation targets. The specific allocations within the strategy, as well as individual asset class ranges are as follows:

Ranges
Large cap equity (value)	10% - 25%
Small cap growth (value)	5% - 10%
International equity	5% - 10%
Fixed income core bond	0% - 25%
Hedge funds:
Core diversified	15% - 35%
Market neutral	15% - 35%
Money market	0% - 1%

11. Segment Reporting

The Company’s operations are both product and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company’s geographic segments include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in its North America and Other Foreign segments and conducts funeral operations in its European segment.

     The Company has reclassified certain prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended March 31,
2004	$436,715	$152,903	$589,618
2003 (Restated)	$439,287	$142,222	$581,509

Gross profits:
Three months ended March 31,
2004	$88,090	$25,961	$114,051
2003 (Restated)	$88,753	$26,770	$115,523

     The following table reconciles gross profits from reportable segments to the Company’s consolidated income before income taxes and cumulative effects of accounting changes:

	Three months ended
	March 31,
	2004	2003
		(Restated)
Gross profits from reportable segments	$114,051	$115,523
General and administrative expenses	(51,021)	(21,411)
Gains and impairment (losses) on dispositions, net	35,603	9,334

Operating income	98,633	103,446
Interest expense	(33,935)	(37,396)
Other income, net	7,641	4,012

Income before income taxes and cumulative effects of accounting changes	$72,339	$70,062

     The Company’s geographic segment information is as follows:

	North		Other
	America	Europe	Foreign	Total
Revenues from external customers:
Three months ended March 31,
2004	$448,706	$128,967	$11,945	$589,618
2003 (Restated)	$435,797	$137,257	$8,455	$581,509

Gains and impairment (losses) on dispositions, net:
Three months ended March 31,
2004	$35,603	$—	$—	$35,603
2003	$9,334	$—	$—	$9,334

Operating income:
Three months ended March 31,
2004	$83,745	$11,770	$3,118	$98,633
2003 (Restated)	$83,962	$17,699	$1,785	$103,446

Depreciation and amortization:
Three months ended March 31,
2004	$34,922	$—	$868	$35,790
2003 (Restated)	$38,588	$—	$119	$38,707

Total assets at:
March 31, 2004	$8,655,441	$8,327	$113,660	$8,777,428
December 31, 2003	$7,034,067	$544,546	$118,962	$7,697,575

     Included in the North America figures above are the following United States amounts:

	Three months ended
	March 31,
	2004	2003
		(Restated)
Revenues from external customers	$420,124	$417,270
Operating income	$74,334	$80,108
Depreciation and amortization	$32,396	$37,351
Total assets (a)	$8,370,816	$6,801,497

(a)	Prior year amounts are as of December 31, 2003.

     Included in the Europe figures above are the following France amounts:

	Three months ended
	March 31,
	2004	2003
Revenue from external customers	$127,282	$135,434
Operating income	$11,664	$17,420
Depreciation and amortization	$—	$—
Total assets (a)	$—	$535,222

(a)	Prior year amounts are as of December 31, 2003.

12.	Commitments and Contingencies

Litigation

The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of May 10, 2004.

     In Re Service Corporation International; Cause No. H-99-0280; In the United States District Court for the Southern District of Texas, Houston Division (the Consolidated Lawsuit). The Consolidated Lawsuit was filed in January 1999 and includes numerous separate lawsuits that were filed in various United States District Courts in Texas. The Consolidated Lawsuit has been certified as a class action and names as defendants the Company and three of the Company’s current or former executive officers or directors (the Individual Defendants).

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

     The plaintiffs in the Consolidated Lawsuit alleged that defendants violated federal securities laws by making materially false and misleading statements and failing to disclose material information concerning the Company’s preneed funeral business and other financial matters, including in connection with the ECI merger. The Consolidated Lawsuit sought recovery of an unspecified amount of monetary damages. A Motion to Dismiss the Consolidated Lawsuit filed by the Company and the Individual Defendants has been pending before the Court.

     On April 20, 2004, the Company announced that it had entered into a memorandum of understanding to settle the Consolidated Lawsuit. The terms of the proposed settlement call for the Company to cause to be created a settlement fund in May 2004 totaling $65 million in settlement of the claims. The Company and its insurance carriers have also entered into an agreement providing for the payment by the Company’s insurance carriers of $30 million towards this settlement, which would result in direct payments by the Company of approximately $35 million.

     As a result of this proposed settlement, the Company recognized litigation related expenses in General and administrative expenses, net of amounts to be funded into escrow by the insurance carriers, of approximately $35 million on a pretax basis in the first quarter of 2004. The proposed settlement is subject to court approval following notice to members of the class, an opportunity for class members to object or opt out of the proposed settlement and other conditions. The Company is not obligated to proceed with the proposed settlement if more than a specified percent of the class members opt out and elect to bring separate legal actions. Accordingly, if less than such specified percent of the class members opt out, the Company could have additional potential liability for such opt out claims and still be obligated to carry out the proposed settlement. The quantification of this additional potential liability is not able to be determined by the Company at this time.

     Several other lawsuits have been filed against the Company, the Individual Defendants and other defendants, including, in the first lawsuit listed below, the Company’s independent auditors, PricewaterhouseCoopers LLP, in Texas state courts by former ECI shareholders, officers and directors. These lawsuits include the following matters:

          No. 2000-63917; Jack T. Hammer v. Service Corporation International, et al.; In the 165th Judicial District Court of Harris County, Texas, filed December 15, 2000 (Hammer matter);

          No. 31820-99-2; Charles Fredrick v. Service Corp. International; In the District Court of Angelina County, Texas, filed February 16, 1999 (Frederick matter).

     These lawsuits allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek unspecified compensatory and exemplary damages. The Company has recently settled the Hammer matter, which was substantially reserved for at December 31, 2003. With regard to the Fredrick matter, the Company intends to aggressively defend the lawsuit.

     Thomas G. Conway et al v. Service Corporation International, et al; Cause No. 70 Y 168 00748 02 before the American Arbitration Association (AAA) (Conway action). On August 28, 2002, the Conway plaintiffs filed a Demand for Arbitration and Statement of Claim against the Company, ECI and SCI Delaware Funeral Services, Inc., a subsidiary of the Company (SCI Delaware). The arbitration is scheduled to take place in February 2005 in Houston, Texas.

     The plaintiffs in the Conway action owned funeral homes in Queens County and Suffolk County, New York, which were sold and merged into a subsidiary of ECI in July 1998. The plaintiffs are also included in the definition of class members in the Consolidated Lawsuit described above. In the Conway action, plaintiffs assert that ECI failed to disclose that ECI was negotiating the merger with the Company in breach of covenants in the agreements between ECI and the plaintiffs. ECI purchased the plaintiffs’ funeral homes with ECI stock and cash, and the plaintiffs’ ECI stock was exchanged for stock in the Company in the merger of January 1999. On April 21, 2004, the plaintiffs filed an amended Demand for Arbitration and Statement of Claim, adding claims for violations of Texas securities law and statutory and common law fraud arising out of the ECI merger. The plaintiffs seek to recover compensatory damages alleged at a minimum of $8 million and punitive damages alleged at a minimum of $14 million. The plaintiffs allege that SCI and SCI Delaware are liable as the alleged “successor”

entities to ECI. The Company and its subsidiaries believe that the allegations in the Conway action do not provide a basis for recovery of damages on several legal grounds. The Company and its subsidiaries intend to aggressively defend this lawsuit.

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

          (2) a lawsuit filed against the Company by former employees of the Company in Atlanta, Georgia; and

          (3) certain events described in newspaper articles referred to in the plaintiffs’ consolidated complaint in the Consolidated Lawsuit (described above).

     The Board of Directors responded to the letter by forming a committee of certain independent directors to conduct an inquiry into the allegations in the letter. The committee retained independent counsel to assist in its inquiry. The letter does not seek a specified amount of legal damages. Based on its investigation, the Committee determined that a lawsuit or derivative proceeding against the directors or officers of SCI is not in the best interest of SCI. The Committee reported its decision to the Executive Committee of the Board of Directors on September 11, 2002.

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

     Joan Light, Shirley Eisenbert and Carol Prisco v. SCI Funeral Services of Florida, Inc. d/b/a Menorah Gardens & Funeral Chapels, and Service Corporation International; Case No. 01-21376 CA 08; In the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division (Consumer Lawsuit). The Consumer Lawsuit was filed December 19, 2001 and named the Company, a subsidiary and other related entities as defendants. On August 19, 2003, the Court certified a class comprising all persons with burial plots or family members buried at Menorah Gardens & Funeral Chapels in Florida. Excluded from the class definition were persons whose claims had been reduced to judgment or had been settled as of the date of class certification. The defendants appealed the trial court’s order regarding class certification.

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

     The plaintiffs in the Consumer Lawsuit alleged that the above conduct constituted negligence, tortious interference with the handling of dead bodies, infliction of emotional distress, and violation of industry specific state statutes, as well as the state’s Deceptive and Unfair Trade Practices Act. The plaintiffs sought an unspecified amount of compensatory and punitive damages. The Court granted plaintiffs’ motion for leave to amend their complaint to include punitive damages. Plaintiffs also sought equitable/injunctive relief in the form of a permanent injunction requiring defendants to fund a court supervised program that provides for monitoring and studying of the cemetery and any disturbed remains to insure their proper disposition.

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

     In December 2003, the Company entered into an agreement in principle to settle the Consumer Lawsuit and the above individual related lawsuits. A settlement agreement pertaining specifically to the Consumer Lawsuit was filed with the court on March 2, 2004 and the court preliminarily approved the settlement agreement in March 2004. A fairness hearing is scheduled in August 2004 at which time the court will hear any objections to the settlement and determine whether final approval will be granted. All claims under the Consumer Lawsuit will be dismissed if final court approval of the settlement is obtained and other conditions are met. The terms of the proposed settlement call for the Company to make payments totaling approximately $100 million in settlement of these claims. As of December 31, 2003, the Company had recorded reserves of $100 million relating to this matter. In the fourth quarter of 2003, the Company recognized a receivable of $25 million for expected recoveries under one primary layer of the Company’s insurance coverage related to the litigation. During the first quarter of 2004, the Company deposited $100 million into escrow for this proposed settlement. This amount is included in Other current assets in the consolidated balance sheet.

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

     In addition, on May 21, 2003, the Special Assistant State Attorney for Palm Beach County, Florida, filed criminal charges against the Company, a Florida subsidiary and certain individuals. The criminal charges involve allegations of misconduct by the Company and its Florida subsidiary, including allegations similar to those in the Florida litigation. In February 2004, the Company negotiated a plea arrangement with the Special Assistant State Attorney for Palm Beach County to resolve the criminal charges; however, the court rejected the plea arrangement. On April 1, 2004, the prosecutor dismissed all criminal charges against the Company and its Florida subsidiary. In response, the Company agreed to (i) pay $0.8 million to the Insurance Commissioner’s Regulatory Trust Fund to be used for training auditors and conducting examinations of cemeteries in Florida, (ii) post a $3 million bond to secure performance of certain remedial obligations the Company agreed to in its settlement with the Florida Attorney General’s office, and (iii) pledge $0.3 million for the purpose of developing, implementing and presenting the Dignity Memorial® Escape School in Florida. The Company’s Florida subsidiary agreed to (i) pay $0.1 million to cover costs of investigation, (ii) provide burials for indigents for one year in Broward and Palm Beach Counties, and (iii) provide airfare and lodging for two families to go to Florida for services for their loved ones.

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

13.	Earnings Per Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s earnings.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

	Three months ended
	March 31,
	2004	2003
		(Restated)
Income before cumulative effects of accounting changes (numerator):
Income before cumulative effects of accounting changes – basic	$76,580	$44,086
After tax interest on convertible debentures	3,562	3,903

Income before cumulative effects of accounting changes – diluted	$80,142	$47,989
Net income (numerator):
Net income – basic	$28,519	$44,086
Interest on convertible debentures	3,562	3,903

Net income – diluted	$32,081	$47,989

Shares (denominator):
Shares – basic	303,018	297,775
Stock options	4,211	342
Restricted stock	6	—
Convertible debt	45,853	50,548

Shares – diluted	353,088	348,665

Income per share before cumulative effects of accounting changes:
Basic	$.25	$.15
Diluted	$.23	$.14

Net income per share:
Basic	$.09	$.15
Diluted	$.09	$.14

     The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such items would be antidilutive in the periods presented. Total options and convertible debt not currently included in the computation of dilutive earnings per share are as follows:

	Three months ended
	March 31,
	2004	2003
Antidilutive options	10,709	26,130
Antidilutive convertible debt	581	860

Total common stock equivalents excluded from computation	11,290	26,990

14.	Stockholders’ Equity

Stock Options

The Company accounts for employee stock-based compensation expense under the intrinsic value method. Under this method, no compensation expense is recognized on stock options if the grant price equals the market value on the date of grant.

     If the Company had elected to recognize compensation expense for its option plans based on the fair value method, net income and per share amounts would have changed to the pro forma amounts indicated below.

	Three months ended
	March 31,
	2004	2003
		(Restated)
Net income	$28,519	$44,086
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(779)	(2,182)

Pro forma net income	$27,740	$41,904

Basic earnings per share:
Net income	$.09	$.15
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	(.01)

Pro forma basic earnings per share	$.09	$.14

Diluted earnings per share:
Net income	$.09	$.14
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—

Pro forma diluted earnings per share	$.09	$.14

     The fair value of the Company’s stock options used to compute the pro forma net income and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustment	Adjustment	Loss
Balance at December 31, 2003	$(78,084)	$(33,599)	$(111,683)
Activity in 2004	(35,084)	33,599	(1,485)
Reclassification adjustment for realized loss on foreign currency translation	49,006	—	49,006

Balance at March 31, 2004	$(64,162)	$—	$(64,162)

Balance at December 31, 2002	$(170,591)	$(36,555)	$(207,146)
Activity in 2003	20,153	—	20,153

Balance at March 31, 2003	$(150,438)	$(36,555)	$(186,993)

     The components of Comprehensive income are as follows:

	Three months ended
	March 31,
	2004	2003
		(Restated)
Comprehensive income:
Net income	$28,519	$44,086
Total other comprehensive income	47,521	20,153

Comprehensive income	$76,040	$64,239

15.	Gains and Impairment Losses on Dispositions

Three Months Ended March 31, 2004 and 2003

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains and impairment (losses) on dispositions, net. Additionally, as dispositions occur related to the Company’s ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

     Gains and impairment (losses) on dispositions, net consists of the following for the three months ended March 31:

	2004	2003
Gains on dispositions	$41,529	$4,230
Impairment losses for assets held for sale	(5,119)	(2,323)
Changes to previously estimated impairment losses	(807)	7,427

	$35,603	$9,334

Previous Years’ Charges

The Company’s previous years’ charges (in 2002, 2001 and 1999) included severance costs related to cost rationalization programs and terminated contractual relationships of former employees and executive officers, planned divestitures of certain North America and international funeral service and cemetery businesses, reductions in carrying values of equity investments, market value adjustments for certain options associated with the Company’s senior notes and relieving certain individuals from their consulting and/or covenant-not-to-compete contractual obligations.

     The majority of the remaining balance at March 31, 2004 of these original charge amounts related to severance costs on completed actions and terminated consulting and/or covenant-not-to-compete contractual obligations, which will be paid by 2012. Of the $41,375 remaining liability at March 31, 2004, $16,219 is included in Accounts payable and accrued liabilities and $25,156 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments. The Company continues to adjust the estimates of certain items included in the original charge amounts as better estimates become available or actual divestitures occur.

     The activity related to these previous years’ charges for the three months ended March 31, 2004 is detailed below. The adjustments made during the first three months of 2004 and 2003 to the original charge amounts were recognized in the income statement line item Gains and impairment (losses) on dispositions, net, as described above.

			Utilization for three months
			ended March 31, 2004
	Original charge	Balance at			Balance at
	amount	December 31, 2003	Cash	Non-cash	March 31, 2004
Fourth Quarter 1999 Charge	$272,544	$18,282	$1,860	$30	$16,392
2001 Charges	663,548	3,102	111	811	2,180
2002 Charges	292,979	24,395	1,613	(21)	22,803

Total	$1,229,071	$45,779	$3,584	$820	$41,375

Sale of France

On March 11, 2004, the Company completed a joint venture transaction of its funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, the Company received net cash proceeds of $287,886, net of transactions costs, and a note receivable in the amount of EUR 10,000. The transaction resulted in a pretax gain of $12,639, recorded in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations, and a tax benefit of $24,929, which were recognized in the quarter ended March 31, 2004. Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representation and warranties and other indemnifications resulting from the joint venture contract. For further information regarding the sale of France, including pro forma financial information, see Form 8-K filed on March 24, 2004.

Proceeds from Investment in United Kingdom Company

At March 31, 2004, the Company had a 20% minority interest equity investment in and a note receivable from a United Kingdom funeral and cemetery company that each had a zero dollar carrying value. Subsequent to March 31, 2004, the Company received proceeds of $48,497 from the sale of a majority of its equity investment and the prepayment of its note receivable, with accrued interest, following a successful public offering transaction of the United Kingdom company.

     The Company recognized income of $27,179, recorded in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations as of March 31, 2004, to adjust the carrying amount of the receivable to its realizable value. In addition, the Company recognized interest income on the receivable, in the amount of $4,478 recorded in Other income, net in the consolidated statement of operations as of March 31, 2004.

     In the second quarter of 2004, as a result of the sale of 79% of its equity investment in the United Kingdom company, the Company will record a pretax gain of approximately $8,642.

16.	Restatement of Financial Statements

The Company restated its previously issued financial statements for the fiscal years ended December 31, 2000, 2001 and 2002, the interim quarters of 2000, 2001 and 2002, and the first three quarters of 2003, related to adjustments to Deferred preneed cemetery revenues and changes in the methodology for amortizing preneed funeral deferred selling costs. See the Company’s 2003 Form 10-K for complete disclosures relating to this restatement of the Company’s financial statements. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and notes to the consolidated financial statements.

     The effect of the restatement on the Company’s previously reported consolidated statement of operations for the first quarter of 2003 was as follows:

	First Quarter
	As Reported	As Restated
2003
Revenues	$580,093	$581,509
Costs and expenses	467,538	465,986
Gross profits	112,555	115,523
Operating income	100,478	103,446
Income from continuing operations before income taxes and cumulative effects of accounting changes	67,094	70,062
Provision for income taxes	24,825	25,976
Net income	42,269	44,086
Earning per share:
Basic – EPS	.14	.15
Diluted – EPS	.13	.14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Service Corporation International (SCI or the Company) is the world’s largest provider of funeral and cemetery services. At March 31, 2004, we operated 1,244 funeral service locations, 412 cemeteries and 144 crematoria located in seven countries. We also have minority interest equity investments in funeral and cemetery operations in the United Kingdom and France. For the quarter ended March 31, 2004, our North America operations represented approximately 76% of our consolidated revenues and 87% of consolidated gross profits.

     Our funeral and cemetery operations are organized into a North America division covering the United States and Canada, and a Foreign division relating to operations primarily in South America and the Pacific Rim. Our operations in the North America division are organized into 32 major markets and 44 middle markets. Each market is led by a market director with responsibility for funeral and cemetery operations, as well as preneed sales. Within each market, the operational facilities realize efficiencies by sharing common resources such as personnel, preparation services and vehicles. There are three market support centers in North America to assist market directors with financial, administrative and human resource needs. These support centers, commonly referred to as “hubs,” are located in Houston, New York and Los Angeles. The primary functions of the market support centers are to help facilitate the execution of corporate strategies, coordinate communications between the field and corporate offices and serve as liaisons for implementation of policies and procedures.

Strengths and Challenges

SCI is the leading provider of funeral, cremation and cemetery services in North America. While there are three other publicly-traded companies that operate in our industry, we have more physical locations and serve more consumers than the rest of the public peer group combined. With that said, the industry remains highly fragmented. We estimate that these three public companies and SCI combined generate approximately 20% of total industry revenues, with the other 80% generated by independent funeral and cemetery operators. In 2000, we launched the first national branding strategy in the funeral service industry in North America under the name Dignity Memorial®. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired locations generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider. We believe SCI is the only company in our industry to successfully implement a national brand. We believe that a national brand gives us a competitive advantage and is discussed further in our strategies for growth described below.

     Our core business can be characterized as stable, reflective of favorable demographics and relatively predictable revenue and cash flow streams that are further enhanced by a large backlog of deferred revenues associated with North America preneed funeral and cemetery sales. This backlog of future revenues is primarily supported by investments in trust funds or third party insurance companies.

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

     In North America, social trends, religious changes, environmental issues and cultural preferences are driving an increasing preference for cremation. SCI is the largest provider of cremation services in North America where approximately 39% of the total funeral services we perform are cremation services as compared to the national average of approximately 30%. Our cremation mix is greater due to the high concentration of properties we own along the west coast of the United States, Florida, and Arizona where cremation rates exceed 45%. The rate of cremation in North America has been increasing approximately 100 to 150 basis points each year and we expect this trend to continue in the near term. A cremation service historically has generated less revenues and gross profit dollars than a traditional funeral service. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. We believe we are well positioned to respond to this growing trend and have experienced initial success through the use of contemporary marketing strategies and unique product and service offerings that specifically appeal to cremation consumers. See further information regarding initiatives to address cremation as part of our overall revenue growth strategy described below.

The Path to Growth

With the significant progress made in reducing debt and increasing cash flow since 1999, we believe our current capital structure affords us improved financial flexibility. Our primary focus has shifted to initiatives that will grow revenues and earnings. In the near term, we believe that cost reduction efforts will be the main means to improve earnings. We believe strategies centered on our national brand, Dignity Memorial®, and other revenue growth initiatives will provide the framework that will drive sustainable growth over the longer term.

Improving the Infrastructure

We have historically had an infrastructure that did not fully realize the inherent efficiencies in our large organization. As a result, we did not fully capitalize on the benefits of standardization, technology, process improvement and outsourcing programs. Some of the key actions taken to improve the infrastructure while reducing costs include redesigning our sales organization, improving business and financial processes, implementing new information systems, and changing the management structure. We expect to realize the benefits of these actions in 2004.

     In late 2002 and early 2003, we made significant changes to the structure and processes of the sales organization. These changes included eliminating certain lead generation programs, incentive travel programs and other inefficient sales activities and shifting to a sales model based on personal referrals and standardized professional certification, redesigning sales management compensation programs to profit-based measures from revenue-based measures and reducing sales management positions. These changes made to the sales organization were a significant driver of improved cemetery margins in 2003. Additionally, sales counselors’ compensation was historically based solely on commissions; however, in 2004 we are shifting to a compensation model whereby sales counselors can receive a portion of sales compensation through a draw with the opportunity to earn a bonus if certain sales targets are achieved.

     In 2003, we began to focus on improving business and financial processes and systems that support our North American funeral and cemetery operations. The information systems used in the field were proprietary systems developed internally. There were three separate systems (funeral, cemetery and trust administration) and the systems operated independently of each other and were costly to maintain. In 2003, we began to implement a new information system in the field that would replace the three separate contract entry systems and integrate these functions into one system. As of April 2004, the new system had been implemented in all of our funeral locations. The rollout to cemetery locations has begun and is expected to be completed by the end of the third quarter of 2004. Also during 2003, process improvement reviews resulted in our decision to outsource certain accounting functions, including accounts payable and payroll, and to change outsourcers for trust administration.

     Having simplified our sales approach and redesigned our financial, technical and administrative infrastructure, we were able to make significant changes to the field management structure in late 2003. The old management structure consisted of multiple layers and two organizations (sales and operations). The new management structure is based on a major market and middle market concept with the understanding that our markets and businesses are not all the same and can benefit from different management approaches. We eliminated the dual management organizations and now have one person responsible for each market who has the ability to lead in a multi-segment environment, who is focused on growing our business and who is committed to the Dignity Memorial® standards and brand. This single line management structure is expected to increase accountability and execution, improve communication and reduce overhead costs.

Building the Brand

SCI has implemented the first national brand in the funeral service industry called Dignity Memorial®. Internally, we are focused on ensuring that we have consistency in service standards and processes across our network of businesses. We want every customer interaction to be the standard “Dignity” interaction, which is based upon values of integrity, respect, enduring relationships and service excellence. All of our employees who interact with consumers must complete a Dignity certification process. Additionally, we are developing a comprehensive training program under the name “Dignity University” that incorporates required specific curriculum for each job type within SCI using a combination of traditional classroom, web-based courses, virtual classroom and on-the-job training for the more than 20,000 individuals that we employ in North America.

     Externally, we continue to enhance signage and local advertising efforts using the Dignity® name and logo and we also sponsor several nationally recognized community programs. In 2003, we initiated a national advertising and marketing program to build awareness of the Dignity Memorial® brand. Through broadcast and cable television, newspapers, yellow pages and direct mail media, this program focuses on the distinct benefits and values that set Dignity Memorial apart from other providers. Advertising a single brand versus hundreds of different local names has allowed us to significantly increase the effectiveness of our advertising dollars. We are now presenting a unified message of service and value that is specifically tailored to the 55-plus age group and capable of being measured to quantify its effectiveness.

     Based on our market studies, we believe today’s funeral consumers are less interested in buying traditional funeral products and more interested in creating a meaningful experience and receiving professional help to deal with the aspects of what occurs when a loved one dies. Through our Dignity® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer through the entire experience. Some of the exclusive items offered through Dignity providers include grief counseling services through a 24-hour Compassion Helpline, legal services membership, internet memorial archive capabilities through Making Everlasting Memories (www.mem.com) and the Aftercare® Planner - a comprehensive organizing system that helps families manage the many business details that arise after a death occurs. Dignity benefits also include the Bereavement Travel Program, a unique feature through which customers can obtain special rates on airfare, car rentals and hotel accommodations for family and friends who must travel from out of town to attend memorial services. Importantly, these products and services appeal to both burial and cremation consumers. We are also focusing on programs that offer consumers new ways to personalize funeral services and create meaning in the experience.

Growing Our Revenues

As described earlier, we believe improvements in our cost structure will drive near term earnings growth; however, we realize to achieve sustainable long-term growth that we must grow our revenues. We believe we can be successful in this regard by developing the Dignity® brand, listening to our consumers and developing an approach that takes our Company to new levels.

Enhancing Sales Opportunities

We believe we can grow core revenues by utilizing technology and contemporary marketing strategies to enhance our sales opportunities and strengthen the competitive advantage of our national brand, Dignity Memorial®. In this regard, particular focus is being placed on selling Dignity Memorial® packaged funeral and cremation plans, developing product differentiation within our cemeteries, and enhancing our cremation strategies.

     Our national brand name, Dignity Memorial®, also represents a unique set of packaged funeral and cremation plans offered exclusively through our network on an atneed and preneed basis. These packages are designed to simplify customer decision-making and include the unique value-added products and services described earlier which have traditionally been unavailable through funeral service locations. Our customer satisfaction index, as measured by independent surveys completed by consumers three weeks following a funeral, continues to reach record levels which we believe is largely attributable to the value and savings consumers receive when they select a Dignity package. When Dignity packages are sold, it results in significant incremental revenue and gross profit margin per funeral service compared to non-Dignity sales due to the comprehensive product and service offerings they provide. A Dignity funeral package generates on average approximately $2,800 more than non-Dignity funeral sales. A Dignity cremation service package generates approximately $1,700 more than non-Dignity cremation sales. We believe we can increase the selection rate of Dignity packaged plans through improved merchandising strategies that place less emphasis on traditional funeral merchandise and more focus on the comprehensive product and service offerings unique to Dignity Memorial® providers.

     We are also beginning to use more contemporary marketing strategies within our cemetery segment. Initiatives are underway to employ a tiered-product strategy that emphasizes a wide range of product offerings versus only grave spaces. Special emphasis is being placed on the development of high-end cemetery property projects such as private family estates. As of April 2004, this tiered-product strategy had been implemented in less than 15% of the more than 400 cemeteries that we own and we believe this initiative will be a key driver of cemetery revenue growth in 2004 and 2005.

     To grow core revenues and profits, we believe we must address the growing trend toward cremation. We believe a successful cremation strategy is built on product differentiation, personalization and simplicity. Along with the sale of Dignity Memorial® cremation plans, we are also developing new displays to be used in the arrangement process that clearly explain the products and services available to cremation consumers. Within the cemetery segment, we are promoting cremation gardens, which are separate sections located within certain of our cemeteries where cremated remains can be permanently placed and that contain other unique memorialization products. We continue to develop and expand our national brand, National Cremation®, which targets the direct cremation consumer. And finally, comprehensive training programs are being developed to support and drive these key initiatives, as well as to focus on creating a personal and meaningful experience for the cremation consumer.

Increasing Market Share

We believe that SCI has unique opportunities to grow market share due to its size and geographic diversity. We believe that a national brand will provide us access to new customers over the long term due to an increasingly mobile society in North America. Our centralized marketing effort will utilize information from our broad customer databases to determine geographic, demographic and lifestyle information about our consumers in order to promote awareness of the Dignity Memorial® brand name, our local names, and our provider network in the most efficient and effective manner. In addition, we will continue to capitalize on our nationwide network of providers to develop affinity relationships with large groups of individuals to whom we could market our products and services including employers, social organizations and insurance companies. Our most strategic affinity partnership today is with the Veterans of Foreign Wars and Ladies Auxiliary whose membership exceeds two million. Over the longer term, we believe these types of groups can be key influencers in the funeral home selection process.

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

     We are also targeting expansion through acquisition or construction in the top 150 markets in North America where probable investment returns will exceed our cost of capital. We will focus future growth capital deployment in the major metropolitan markets where there are large population bases and where multiple businesses are more conducive to clustering and contemporary marketing strategies and where it is easier to attract quality management. Over the longer term, the potential for a franchise opportunity exists for further expansion in the smaller markets. In a franchise relationship we could recruit independent funeral providers to join the Dignity Memorial® network and earn fees for a comprehensive range of services that we could provide to the franchisee – all at very little or no capital cost to us.

Critical Accounting Policies and Accounting Changes

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following discussion of our critical accounting policies and estimates should be read in conjunction with our annual report filed on Form 10-K for the year ended December 31, 2003.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R).

     We implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trusts and our cemetery perpetual care trust funds. No cumulative effect of an accounting change was recognized as a result of the implementation of FIN 46R, as it relates to the consolidation of our trust funds. This implementation was as of March 31, 2004, and only affected our consolidated balance sheet. The implementation of FIN 46R will affect certain line items on our statement of operations in future periods as described below, however, we believe the overall effect on the statement of operations will be neutral.

     Although FIN 46R requires consolidation of the merchandise and service and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, we do not have a legal right to the perpetual care trust assets. For these reasons, we have recognized non-controlling interests in our financial statements to reflect third party interests in these trust funds that have been consolidated.

     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. These investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of Accumulated other comprehensive loss in our consolidated balance sheet pursuant to the provisions of SFAS 115. Unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive loss to Non-controlling interest in perpetual care trusts in our consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are reclassified from Accumulated other comprehensive loss to deferred revenues.

     Beginning after March 31, 2004, we will recognize realized earnings of the merchandise and service trusts and cemetery perpetual care trusts within Other income, net. We will recognize a corresponding expense within Other income, net equal to the realized earnings of these trusts attributable to the non-controlling interest holders. We will also recognize a similar expense for realized earnings of the trusts attributable to the Company (with a corresponding credit to Deferred preneed funeral or cemetery revenues), when such earnings have not been earned through the performance of services or delivery of merchandise. In the case of merchandise and service trusts, we will recognize as revenues amounts attributed to the non-controlling interest holders and the Company, upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts. In the case of cemetery perpetual care trusts, we will recognize investment earnings in cemetery revenues when such earnings are realized and distributable, and are intended to defray cemetery maintenance costs.

     For more detailed discussions of our accounting policies after the implementation of FIN 46R, see notes four through seven to the consolidated financial statements in Item 1 of this Form 10-Q.

Insurance Funded Preneed Insurance Contracts

We have changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues which at December 31, 2003, were approximately $3.5 billion. The removal of these amounts did not have an impact on our consolidated stockholders’ equity, results of operations or cash flows. See note four to the consolidated financial statements in Item 1 of this Form 10-Q for additional information on insurance related preneed funeral balances.

Pension Plans

Effective January 1, 2004, we changed the accounting for gains and losses on our pension plan assets and liabilities. In 2004, we began recognizing such gains and losses in our consolidated statement of operations during the year in which they occur. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the change is preferable as the new method of accounting better reflects the economic nature of our pension plan and recognizes gains and losses on the pension plan assets and liabilities in the year the gains and losses occur. As a result of this accounting method change, we recorded a charge for the cumulative effect of the change in accounting principle of $33.6 million (net of $21.3 million of deferred taxes) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities.

     Under our new accounting method, our pension expense in future periods may be more volatile as this method accelerates recognition of actual experience. In addition, for our interim financial statements, we are recording net pension expense reflecting estimated returns on plan assets and obligations. Upon completion of our annual remeasurement during the fourth quarter, we will recognize actual gains and losses on plan assets and obligations. Therefore, pension expense during the fourth quarter could be different than amounts recorded in interim periods.

     Our pension costs and liabilities are actuarially determined based on certain assumptions, including expected long-term rates of return on plan assets and the discount rate used to compute future benefit obligations. As our pension plans have been frozen, participants do not earn additional benefits from additional years of service and we do not incur new service costs subsequent to 2000. The key drivers of pension cost are the discount rate used to determine the projected benefit obligation, the related interest cost and the rate of return on plan assets.

Discount Rate - It is our policy to use a discount rate comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company’s pension benefits. The discount rate used to determine the present value of the obligation is adjusted annually based on prevailing interest rates as of the measurement date, which is September 30. In 2003, we lowered the discount rate used to determine the pension obligation from 7.00% to 6.25% based on the lower interest rate environment. For our interim 2004 estimates, we are using a discount rate of 6.25%.

Return on Plan Assets - In 2003, we used a 9.0% assumed rate of return on plan assets as a result of a high allocation of equity securities within the plan assets. At December 31, 2003, 74% of the plan assets were equity securities with the remaining 26% of plan assets being represented by fixed income securities. Pursuant to the $20 million voluntary infusion of funds into the plan in March 2004, we rebalanced the plan assets to have a lower percentage invested in traditional equity securities and fixed income securities and instead incorporate investments in hedge funds. As of March 31, 2004, approximately 50% of plan assets were invested in core diversified and market neutral hedge funds, 35% of the plan assets were equity securities and the remaining 15% of plan assets were fixed income securities. We believe that this reallocation will reduce the volatility with limited reduction of returns. For our interim 2004 estimates, we assumed an 8.0% rate of return on plan assets. Every one percentage point variance from the actual return to the assumed rate of 8.0% will generate an experience gain or loss of $0.9 million.

Results of Operations

In the following discussion of results of operations, certain prior year amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial condition or cash flows.

     In the first quarter of 2004, total consolidated revenues grew $8.1 million to $589.6 million led by increases in North America funeral and cemetery businesses which helped to offset declines internationally as a result of the joint venture of our funeral operations in France completed on March 11, 2004. Consolidated gross profits declined $1.5 million to $114.1 million in the first quarter of 2004 compared to same period in 2003. Improvements in our North America operations were more than offset by declines from the joint venture of our French businesses.

     Net income was $28.5 million or $.09 per diluted share in the first quarter of 2004 compared to $44.1 million or $.14 per diluted share in the first quarter of 2003.

     Income in the first quarter of 2004 was negatively impacted by a charge of $48.1 million (including an income tax benefit of $21.3 million) or $.14 per diluted share for the cumulative effects of accounting changes related to the implementation of FIN 46R and changes in pension accounting. For additional information regarding these accounting changes, see note three to the consolidated financial statements in Item 1 of this Form 10-Q.

     Income in the first quarter of 2004 was negatively impacted by litigation related expenses, net of amounts to be funded directly into escrow by our insurance carriers, of $35.0 million on a pretax basis ($22.0 million aftertax) or $.06 per diluted share related to the proposed settlement of the securities class action litigation announced on April 20, 2004. For additional information regarding this lawsuit, see note twelve to the consolidated financial statements in Item 1 of this Form 10-Q.

     Income in the first quarter of 2004 included gains on dispositions of $35.6 million ($51.6 million aftertax including tax benefits realized) or $.14 per diluted share. Income in the first quarter of 2003 included gains on dispositions of $9.3 million ($5.9 million aftertax) or $.02 per diluted share. For further information see note fifteen to the consolidated financial statements in Item 1 of this Form 10-Q.

     Income in the first quarter of 2004 included other income of $4.5 million ($2.7 million aftertax) or $.01 per diluted share related to interest income on a note receivable from a United Kingdom company in which we own a minority equity investment and as more fully described in note fifteen to the consolidated financial statements in Item 1 of this Form 10-Q.

North America Comparable Operating Results

The following table summarizes the North America comparable operating results for the first quarters of 2004 and 2003. Comparable North America operations represented approximately 76% of consolidated revenues and approximately 88% of consolidated gross profits during the first quarter of 2004. Comparable financial information excludes operations that have been divested, acquired or constructed during the period January 1, 2003 to March 31, 2004, and are meant to be reflective of “same store” results of operations.

	Three Months Ended March 31,
			Increase
	2004	2003	(Decrease)	Percentage
Funeral
Revenues	$304.9	$293.7	$11.2	3.8%
Gross Profits	$76.8	$69.9	$6.9	9.9%
Gross Margin	25.2%	23.8%
Funeral Services Performed	70,850	68,483	2,367	3.5%
Average Revenue Per Funeral Service	$4,175	$4,124	$51	1.2%
Cemetery
Revenues	$142.8	$132.8	$10.0	7.5%
Gross Profits	$23.7	$25.5	$(1.8)	(7.1)%
Gross Margin	16.6%	19.2%

          In millions, except funeral services performed and average revenue per funeral service

North America Funeral

The funeral segment produced solid results in the first quarter, which is seasonally our strongest quarter. Funeral revenues increased $11.2 million or 3.8% in the first quarter of 2004 compared to 2003 led by increases in the number of funeral services performed and an increase in the average revenue per funeral service. The number of comparable funeral services performed during the first quarter of 2004 increased 3.5% over the first quarter of 2003, representing our second consecutive quarter of increased volume. Contributing to the recent increase in the number of funeral services performed was an increase in deaths caused by pneumonia and influenza which were above epidemic threshold levels in late December 2003 and early January 2004. The increase in the first quarter of 2004 is also due to weak comparable volume levels in first quarter of 2003 as reported by our company and others in the industry. The average revenue per funeral service grew 1.2% to $4,175 in the first quarter of 2004 compared to $4,124 in the first quarter of 2003. Of the total comparable funeral services performed, approximately 39% were cremation services in both periods.

     During the first quarter of 2004, approximately 16.7% of the total funeral consumers served selected a Dignity Memorial® packaged plan compared to 16.0% in the first quarter of 2003. Dignity Memorial funeral and cremation packaged plans are designed to simplify the customer decision-making process and provide savings and value to consumers through unique products and services which have traditionally not been available through funeral service locations. In addition to improving customer satisfaction levels as measured by independent surveys, these packages also generate significant incremental revenue per funeral service compared to non-Dignity sales due to the comprehensive value-added offerings they provide. For further information about initiatives centered on our national brand, Dignity Memorial® , see The Path to Growth in Item 2 of this Form 10-Q.

     Funeral gross profits increased $6.9 million or 9.9% during the first quarter of 2004. The gross margin percentage improved to 25.2% versus 23.8% in the prior year quarter and exceeded our targeted gross margin range for the full year 2004 of 20% to 24%. This improvement in gross profits is primarily due to the increase in revenues associated with more funeral services performed and a higher average revenue per funeral service.

North America Cemetery

North America cemetery revenue increased $10.0 million or 7.5% in the first quarter of 2004. Of the total revenue increase of $10.0 million, approximately $6.4 million was associated with increases in atneed cemetery revenue due to higher levels of property sales, marker deliveries and service fees; approximately $1.6 million was related to increased recognized preneed cemetery revenue due to increases in property sales which helped to offset declines in marker deliveries and service fees; and approximately $2.0 million was associated with an increase in perpetual care trust fund earnings.

     Cemetery gross profits for the quarter declined $1.8 million or 7.1%. The cemetery gross margin percentage of 16.6% was on the high end of our guidance range for 2004 of 13% to 17% and well ahead of the 9.0% gross margin percentage reported in the fourth quarter of 2003. The decrease in gross profits compared to the first quarter of 2003 is primarily due to temporary increases in selling costs related to the new compensation structure for preneed sales counselors. Sales counselors can now receive a portion of sales compensation through a draw with the opportunity to earn a bonus if certain sales targets are achieved versus the historical compensation model that was based solely on commissions. We believe this new program will help us to recruit and retain a higher quality sales force over the longer term. During the initial phases of this program, we are incurring more fixed costs compared to historical periods as we recruit and train new salespeople. As the program matures, we believe that our selling costs will correlate more favorably with preneed sales production levels.

International Operations

On March 11, 2004, we completed a joint venture transaction of our funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, we received net cash proceeds of $287.9 million and a note receivable in the amount of EUR 10 million. As a result of the transaction, we recognized a pretax gain of $12.6 million. Revenues and gross profits from funeral operations in France were $127.3 million and $11.6 million, respectively, in the first quarter of 2004 reflecting our ownership of these businesses through March 11, 2004. In the three months ended March 31, 2003, revenues and gross profits from funeral operations in France were $135.4 million and $18.7 million, respectively. For further information regarding the sale of France, including pro forma financial information, see our Form 8-K filed on March 24, 2004.

     Other international operations consist primarily of businesses in South America. South America revenues grew $3.1 million to $10.7 million in the first quarter of 2004, of which $1.5 million was associated with favorable foreign exchange translation rates. Gross profits increased $0.7 million in the first quarter of 2004 compared to the first quarter of 2003, excluding favorable currency effects, and the gross margin percentage improved to 22.4% versus 18.2% in the prior year quarter.

General and Administrative Expenses

In the first quarter of 2004, general and administrative expenses were $51.0 million and included $35.0 million of litigation expenses, net of $30.0 million to be funded directly into escrow by our insurance carriers, associated with the recently announced proposed settlement of the securities class action lawsuit pending against the Company since January 1999. Excluding this net litigation expense, general and administrative expenses were $16.0 million in the first quarter of 2004 compared to $21.4 million in the first quarter of 2003. The decrease of $5.4 million is predominantly associated with reduced system amortization costs. Included in the first quarter of 2003 was $4.6 million of accelerated amortization expense related to existing system costs that is not included in 2004. In 2002, we made the decision to implement new information systems and, therefore, accelerated the amortization of our existing systems. These accelerated amortization costs ceased in the third quarter of 2003 when amortization of the new systems commenced.

     In addition to general and administrative expenses, there are two other components of overhead costs in North America: home office overhead and field overhead. These overhead costs are allocated to funeral and cemetery operations in North America. Home office and field overhead costs totaled $30.6 million in the first quarter of 2004 compared to $38.0 million in the same period of 2003 representing a decrease of $7.4 million or 19.5%. This decline in costs is due to an improved management structure, and reduced expenses associated with various outsourcing programs and new information systems.

Other Income and Expenses

In the first quarter of 2004, we recognized a net pretax gain of $35.6 million predominantly related to gains from the joint venture of our French funeral operations and the adjustment to a note receivable collected from a United Kingdom company to its realizable value. These gains in the first quarter of 2004 were partially offset by net losses associated with the dispositions of funeral and cemetery businesses in North America.

     As a result of the joint venture transaction in France on March 11, 2004, we recorded a pretax gain of $12.6 million in the first quarter of 2004 and also realized tax benefits of approximately $25 million which significantly lowered our effective tax rate.

     Subsequent to March 31, 2004, we sold the majority of our equity holdings in a United Kingdom funeral and cemetery company in a public offering transaction and collected an associated note receivable for total proceeds of $48.5 million. In the second quarter of 2004, we will record a pretax gain of approximately $8.6 million related to the sale of approximately 79% of our equity investment in the United Kingdom company. In the first quarter of 2004, as a result of collecting the note receivable, $27.2 million was recognized as a credit to adjust the carrying amount of the note receivable to its realizable value. We also realized interest income of $4.5 million in Other income, net, in the first quarter of 2004, associated with accrued interest on the note receivable.

     Interest expense continued to decline during the quarter reflecting the success we have had in reducing outstanding debt. Interest expense was $3.5 million lower in the first quarter of 2004 compared to the first quarter of 2003.

     Other income increased $3.6 million to $7.6 million during the first quarter of 2004 compared to prior year quarter. This increase is primarily due to interest income realized of $4.5 million associated with the collection of the note receivable from the United Kingdom company as described above.

     The consolidated effective tax rate in the first quarter of 2004 was a benefit of 5.9% compared to an expense of 37.1% in the first quarter of 2003 due to tax benefits realized from the joint venture of our business in France in March 2004. The tax rate for the Company, exclusive of the France tax benefit, was 34.7% for the first quarter of 2004. The effective tax rate in the second quarter of 2004 is expected to be in the range of 0% to 5% due to tax benefits realized from the sale of our investment in the United Kingdom company in April 2004. The effective tax rates in the third and fourth quarters of 2004 are expected to return to normal levels of approximately 33% to 35%.

Financial Condition, Liquidity and Capital Resources

Our primary financial objectives are to continue to improve our financial flexibility by generating strong cash flows, completing remaining asset sales or joint ventures, and further reducing debt. We have a goal of achieving specific ratings with the credit rating agencies. At March 31, 2004, our long-term debt was rated “BB-” by Standard and Poor’s and “B1” by Moody’s Investors Service. Our targeted rating from Standard and Poor’s is “BB” and from Moody’s Investors Service a “Ba2”. Our financial condition continues to improve as demonstrated by the following trend in our cash and debt balances (in millions):

	March 31,	December 31,
(In millions)	2004	2003	2002	2001
Cash and cash equivalents	$498.9	$239.4	$200.6	$29.3
Total debt	1,691.1	1,711.6	1,984.8	2,534.6

Total debt less cash	$1,192.2	$1,472.2	$1,784.2	$2,505.3

     Total debt less cash and cash equivalents at March 31, 2004 was $1,192.2 million, representing the lowest levels in our company since 1994. Total debt has been reduced by $844 million or 33% since December 31, 2001. This reduction is a result of strong operating cash flows including the receipt of tax refunds of approximately $152 million and a successful asset divestiture and joint venture program that produced almost $800 million of net cash proceeds.

Cash Flow

We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. The following table summarizes our cash flow results for the three months ended March 31, 2004 and 2003:

	Three months ended
	March 31,
(In millions)	2004	2003
Cash flows from operating activities	$88.6	$183.3
Cash flows from investing activities	$173.3	$5.6
Cash flows from financing activities	$(2.6)	$(238.0)

     In the first quarter of 2004, we continued to increase our cash balance. Along with our operating cash flows of $88.6 million, we received approximately $287.9 million in net cash proceeds from our joint venture of our France operations. Partially offsetting these items was our $100 million payment into escrow to settle certain litigation matters in Florida. As a result, our cash and cash equivalents balances grew by $259.5 million during the first quarter of 2004 to a balance of $498.9 million at March 31, 2004. Our cash balance at March 31, 2004 does not reflect a $25 million receivable from our insurance carriers related to the settlement of the litigation matters in Florida.

     Highlights from our cash flow results for the three months ended March 31, 2004 and 2003 are as follows:

     Operating Activities – Cash flows from operating activities declined by approximately $94.7 million primarily due to the receipt of a $94.5 million tax refund in 2003, a voluntary cash contribution to the pension plan in 2004, and reduced operating cash flows from France partially offset by a reduction in interest payments and working capital improvements in North America operations. We made a $20 million voluntary cash contribution to our frozen cash balance pension plan in March 2004. This plan is frozen with no more benefits accreting to participants except interest. Operating cash flows from France were $18.3 million during the period ended March 11, 2004 compared to $20.2 million for the three months ended March 31, 2003. For the full year 2003, operating cash flows from France were approximately $33 million. Cash interest payments were $10.6 million in the first quarter of 2004 compared to $16.8 million during the first quarter of 2003.

     Investing Activities – Cash flows from investing activities improved by $167.7 million primarily due to the joint venture of France and reduction in capital expenditures by our France operations partially offset by the $100 million escrow deposit related to certain litigation matters in Florida and reduced proceeds from our North America divestiture program of $20.6 million. In March 2004, we completed the joint venture of our funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, we received net cash proceeds of approximately $287.9 million. Capital expenditures by our France operations for the period ending March 11, 2004 declined to $2.8 million from $7.6 million during the three months ended March 31, 2003 primarily due to an interruption in the vehicle purchase program.

     Financing Activities – Cash flows from financing activities improved by $235.4 million primarily due to significant debt reductions during the first quarter 2003. In March 2004, in connection with the joint venture of our operations in France, debt was reduced by approximately $24 million for capital lease obligations related to vehicles in France. As this debt reduction is associated with the joint venture divestiture transaction, it is a component of investing activities. Along with scheduled maturities of $76.3 million during the three months ended March 31, 2003, we purchased debt in the open market with funds collected during that period from tax refunds, proceeds from asset sales and cash flow from operations.

Liquidity

We believe we have sufficient liquidity and that our financial condition is sound. As of March 31, 2004, we had a cash balance of approximately $499 million plus approximately $113 million of availability under a $185 million bank credit facility. We have no cash borrowing under this credit facility, but we have issued approximately $72 million of letters of credit under the facility. The maturity schedule for outstanding senior public notes due in the near and intermediate term is as follows:

	Outstanding at
(In millions)	April 30, 2004	March 31, 2004
7.375% senior notes due April 2004	—	$111.2	*
8.375% senior notes due December 2004	$50.8	$50.8
6.0% senior notes due December 2005	$72.5	$272.5
7.2% senior notes due June 2006	$150.0	$150.0

*Has been subsequently paid pursuant to terms.

     Our cash and cash equivalents balance increased to $498.9 million at March 31, 2004 from $239.4 at December 31, 2003. This $259.5 million increase primarily resulted from $287.9 million in net cash proceeds from the joint venture divestiture transaction of our France operations and $88.6 million in operating cash flows partially offset by a $100 million escrow deposit related to certain litigation matters in Florida and $17.7 million in capital expenditures. During the first quarter of 2004, our total debt declined by approximately $20.5 million primarily due to a $24 million reduction in capital lease obligations associated and divested with our French operations. Total debt less cash and cash equivalents declined by $280.0 million during the three months ended March 31, 2004.

     During April 2004, we executed a series of transactions to further strengthen our capital structure. In April 2004, we successfully completed a private offering of $250 million principal amount of 6.75% notes due 2016 and received net cash proceeds of approximately $243 million. Including the premium, $210 million of the net cash proceeds was applied to the early retirement of $200 million of our 6% notes due 2005. Also in April 2004, as required by the terms of the agreement, we repaid the remaining $111.2 million of our 7.375% notes due 2004. With these transactions, we have significantly extended our debt maturity schedule. Following a successful public offering transaction of the United Kingdom company, our cash balances were further supplemented by receipt of $48.5 million in the second quarter (including $41.3 million in April 2004) as payment of our note receivable, including accrued interest, and the sale of a majority of our equity investment. These transactions resulted in an approximate $68.2 million decline of total debt and, to a lesser extent, a $29.7 million decline in our cash balance. Our debt and cash and cash equivalent balances at April 30, 2004 were approximately $1.625 billion and $457 million, respectively.

     On April 20, 2004, we announced that the Company had entered into a memorandum of understanding representing a proposal to settle our securities class action lawsuit originally filed in 1999. The terms of the proposed settlement call for the Company to cause to be created a settlement fund in May 2004 totaling approximately $65 million in settlement of the claims. We expect to deposit $35 million into escrow in May 2004, as the Company and its insurance carriers have also entered into an agreement providing for the payment by the Company’s insurance carriers of $30 million towards this settlement.

     In addition to making significant reductions in debt balances, our focus on our core operations has led to strong cash flows from operations. We believe that our increasing trend in operating cash flows not only gives us adequate means to meet the near and intermediate term debt obligations but also allows us to explore other potential uses of cash. Excluding a tax refund of $94.5 million and disbursements of $27.1 million (net of insurance recoveries) related to resolve certain litigation matters for the full year 2003, cash flows from operations for the full year 2003 were $306.7 million. This trend of strong operating cash flows continues in 2004 with first quarter 2004 operating cash flows of $88.6 million. Based upon our first quarter performance we believe we will be within our guidance range for operating cash flows for the full year 2004 of $270 million to $310 million.

     Our available cash could be used for the potential redemption of our 6.75% convertible subordinated Notes due 2008, which would further strengthen our financial position. We expect to generate cash flows in the next several years above our operating and financing needs. We believe that this financial flexibility now allows us to consider other investments or capital structure related transactions that will enhance shareholder value including the possibility of acquisitions, dividends and share repurchases (subject to restrictions in our debt agreements).

Preneed Funeral and Cemetery Activities

In addition to selling our products and services to client families at the time of need, we believe an active funeral and cemetery preneed program, which complements our framework for long-term growth, can increase future market share in our service markets. Preneed arrangement is a means through which a customer contractually agrees to the terms of a funeral service, cremation service, and/or cemetery burial interment right, merchandise or cemetery service to be performed or provided in the future (that is, in advance of when needed or “preneed”).

Preneed Funeral Activities

Since preneed funeral services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral contracts be protected for the benefit of the customer pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting (collectively “trust funded preneed funeral contracts”). Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral (“insurance funded preneed funeral contract”). Only certain of these customer funding options may be applicable in any given market we serve.

     The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on our consolidated balance sheet. However, when customers enter into a trust funded preneed contract, we record an asset, Preneed funeral receivables and trust investments and a corresponding obligation, Deferred preneed funeral revenues in our consolidated balance sheet for the contract price. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. While some customers may pay for their contract in a single payment, most preneed funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive, on average, a down payment at the time of sale of approximately 11%. Historically, the majority of our preneed funeral trust contracts have not included a finance charge.

     Trust Funded Preneed Funeral Contracts: Where the applicable law requires that all or a portion of the funds collected from preneed funeral contracts be placed in trust accounts, the funds deposited into trust are invested by the independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines established by our Investment Committee. The trustees utilize professional investment advisors to select and monitor the money managers that make the individual investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of the preneed programs. Applicable law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer.

     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of FIN 46R, the preneed funeral trust assets have been consolidated and are recorded in our consolidated balance sheet at market value in accordance with SFAS 115. Investment earnings on trust assets are generally accumulated in the trust and distributed as each preneed contract is either utilized upon the death of, or cancelled by, the customer. However, in certain states, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date. Once the preneed contract matures, any investment earnings attributed to the individual preneed funeral contract are recognized in funeral revenues in the consolidated statement of operations. See the Critical Accounting Policies and Accounting Changes of Item 2 of this Form 10-Q for additional information regarding the implementation of FIN 46R.

     Direct selling costs incurred pursuant to the sales of trust funded preneed funeral contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded preneed funeral contract revenues when recognized. Other selling costs associated with the sales and marketing of preneed funeral contracts (e.g., lead procurements costs, brochures and marketing materials, advertising and administrative costs) are expensed as incurred. An allowance for cancellation is recorded for trust funded preneed funeral contract deferred selling costs based on historical contract cancellation experience.

     If a customer cancels the trust funded preneed funeral contract, applicable law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at March 31, 2004 or December 31, 2003.

     Through March 31, 2004, the cash flow activity over the life of a trust funded preneed funeral contract from the date of sale to its death maturity or cancellation is captured in the line item Net effect of preneed funeral production and maturities in the consolidated statement of cash flows. While the contract is outstanding, cash flow is provided by the amount retained from funds collected from the customer and any distributed investment earnings. This is reduced by the payment of trust funded preneed funeral deferred selling costs. The effect of amortizing trust funded preneed funeral deferred selling costs is reflected in Depreciation and amortization in the consolidated statement of cash flows. At the time of death maturity, we receive the principal and undistributed investment earnings from the trust and any remaining receivable due from the customer. This cash flow at the time of service is generally less than the revenue recognized, thus creating a negative effect on working capital cash flow from operating activities.

     In certain situations pursuant to applicable laws, we can post a surety bond as financial assurance for an amount that would otherwise be required to be deposited in trust accounts for trust funded preneed funeral contracts. See the Financial Assurances section within this Financial Condition, Liquidity and Capital Resources section for further details on our practice of posting such surety bonds. We believe the deferred revenues associated with preneed funeral bonded contracts exceed the expected cost of meeting our obligations to provide funeral services and merchandise for the outstanding preneed funeral bonded contracts, and our future operating cash flows will be sufficient to fulfill these contracts without use of the surety bonds.

     If a customer cancels the trust funded preneed funeral contract that has been bonded prior to death maturity, applicable law determines the amount of the refund owed to the customer. Because the funds have not been held in trust, there are no earnings to be refunded to the customer or us. We pay the customer refund out of our operating funds, which reduces working capital cash flow from operating activities.

     The cash flow activity over the life of a trust funded preneed funeral contract that has been bonded from the date of sale to its death maturity or cancellation is captured in the line item Net effect of preneed funeral production and maturities in the consolidated statement of cash flows. The payments received from our customers for their trust funded preneed funeral contracts that have been bonded are a source of working capital cash flow from operating activities until the contracts mature. This is reduced by the payment of deferred selling costs, the premiums to the surety companies for the bond coverage, and refunds on customer cancellations of contracts. When a trust funded preneed funeral contract that has been bonded matures upon the death of the beneficiary, there is no additional cash flow to us unless the customer owed an outstanding balance.

     Insurance Funded Preneed Funeral Contracts: Where permitted, customers arrange their funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission for being the general agent for the insurance company. The policy amount of the insurance contract between the customer and the third party insurance company generally equals the amount of the preneed funeral contract. However, we do not reflect the unfulfilled insurance funded preneed funeral contract amounts in our consolidated balance sheet.

     The third party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of the preneed sale. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. Approximately 64% of our 2003 North America preneed funeral production was insurance funded preneed funeral contracts.

     The commission we earn for being the general agent on behalf of the third party insurance companies is based on a percentage per contract sold. These general agency (GA) revenues are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance funded preneed funeral contracts are expensed as incurred.

     Additionally, we may receive cash overrides based on achieving certain dollar volume targets of life insurance policies sold as a result of marketing agreements entered into in connection with the sale of our insurance subsidiaries in 2000. These overrides are recorded in Other income, net in the consolidated statement of operations.

     If a customer cancels the insurance funded preneed funeral contract prior to death maturity, the insurance company pays the cash surrender value under the insurance policy directly to the customer. If the contract was outstanding for less than one year, the insurance company charges back the GA revenues and overrides we received on the contract. An allowance for these chargebacks is included in the consolidated balance sheet based on our historical chargeback experience.

     The cash flow activity over the life of an insurance funded preneed funeral contract from the date of sale to its death maturity or cancellation is captured in the consolidated statement of cash flows as cash flows from operating activities within our funeral segment. While the unfulfilled insurance funded preneed funeral contracts are not included in the consolidated balance sheet, they are included in funeral trade accounts receivable and funeral revenues when the funeral service is performed. Proceeds from the life insurance policies are used to satisfy the receivables due. The cash flow activity associated with these contracts generally occurs at the time of sale, where the GA revenues received net of the direct selling costs provide a net source of cash flow, and at death maturity, where the insurance proceeds (including increasing death benefit) less the funds used to provide the funeral goods and services provide a net source of cash flow. If the cancellation occurs within the one year following the date of sale, our cash flow is reduced by the charge-back of GA revenues and overrides.

     The table below details the North America results of trust and insurance funded preneed funeral production for the three months ended March 31, 2004 and 2003, the related deferred selling costs incurred to obtain the trust funded preneed arrangements and the net selling activity associated with insurance funded preneed arrangements included in our consolidated statement of operations. Additionally, the table reflects revenues and previously deferred trust funded preneed funeral contract selling costs recognized in the consolidated statement of operations associated with death maturities of preneed funeral contracts for the three months ended March 31, 2004 and 2003.

	North America
	Funeral
(In millions)	2004	2003
Preneed Production:
Trust	$32.8	$31.1
Insurance (1)	58.2	55.0

Total	$91.0	$86.1

Trust funded preneed funeral deferred selling costs	$3.6	$3.3

Insurance funded preneed funeral selling activity:
GA revenue	$7.9	$7.9
Direct expenses	5.2	5.0

Net activity	$2.7	$2.9

Death Maturity:
Previous preneed production included in current period revenues:
Trust	$46.7	$38.0
Insurance	49.2	51.1

	$95.9	$89.1

Amortization/recognition of trust funded preneed funeral deferred selling costs in current period	$2.5	$2.2

(1)	Amounts are not included in the consolidated balance sheet.

     The following table reflects the North America backlog of trust funded deferred preneed funeral contract revenues (including amounts related to Non-controlling interest in funeral and cemetery trusts) at March 31, 2004 and December 31, 2003. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of preneed funeral contract revenues at March 31, 2004 and December 31, 2003. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity. The preneed funeral deferred selling costs associated with trust funded contracts (net of an estimated allowance for cancellation) are included with preneed cemetery deferred selling costs as a component of Deferred charges and other assets.

	North America
	Funeral
(In millions)	2004	2003
Backlog of trust funded deferred preneed funeral revenues (1)	$1,676.5	$1,606.5
Backlog of insurance funded preneed funeral revenues (2)	$1,935.1	$1,913.5

Total backlog of preneed funeral revenues (total of (1) and (2))	$3,611.6	$3,520.0

Deferred selling costs associated with trust funded deferred preneed funeral revenues	$95.5	$95.4

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet.

(2)	Insurance funded preneed funeral contracts are not included in the consolidated balance sheet.

Preneed Cemetery Activities

When purchasing cemetery property interment rights, merchandise, and services on a preneed basis, approximately 30% of our consumers choose to pay 100% of the contract at the time of sale. The remaining customers choose to pay for their contracts on an installment basis generally over a period of one to seven years. On these installment contracts, we receive an average down payment at the time of sale of approximately 14%. Historically, the installment contracts have included a finance charge ranging from 3.5% to 15.7% depending on the date sold, the payment period selected, state laws and the payment method (i.e., monthly statement billing or automated bank draft). Unlike trust funded preneed funeral contracts, where the entire purchase price is deferred and the revenue is recognized as one event at the time of death maturity, the revenues associated with a preneed cemetery contract can be recognized as different contract events occur. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed or is available for interment. With the customer’s direction, which is generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer of their personalized marker merchandise. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. For services, personalized marker merchandise where the customer chooses not to elect vendor storage or early delivery to our cemetery, and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered.

     Because the services or merchandise will not be provided until some time in the future, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. As with trust funded preneed funeral contracts, the funds deposited into trust are invested by the independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines as established by our Investment Committee. The trustees utilize professional investment advisors to select and monitor the money managers that make the investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to defray the selling costs of obtaining the contracts. Applicable law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer. In certain situations pursuant to applicable laws, we post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing funds into trust accounts. See the Financial Assurances section within this Financial Condition, Liquidity and Capital Resources section for further details on our practice of posting such surety bonds.

     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of FIN 46R, the preneed cemetery trust investments have been consolidated in our balance sheet and are recorded at market value in accordance with SFAS 115. Investment earnings on trust assets are generally accumulated in the trust and distributed as each preneed contract item is delivered or cancelled. However, in certain states, the trustees are allowed to distribute a portion of the investment earnings to us before the preneed cemetery service or merchandise item is delivered (“distributable states”). Until delivered or cancelled, any investment earnings are attributed to the individual contract items. Through March 31, 2004, upon service or delivery, we are entitled to the attributed investment earnings (whether distributed or undistributed). These earnings are recognized in our consolidated statement of operations along with the revenues associated with the related contract item. Recognition of the net investment earnings is independent of the timing of the receipt of the related cash flows, but generally will be the same in states that are not distributable states.

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

     If a preneed cemetery contract is cancelled prior to delivery, applicable law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed investment earnings and, where required, issue a refund to the customer. We retain any excess funds and recognize the attributed investment earnings (net of any investment earnings payable to the customer) in our consolidated statement of operations. Based on our historical experience, we have included an allowance for cancellation for preneed cemetery contracts in Preneed cemetery receivables and trust investments and Deferred preneed cemetery revenues in our consolidated balance sheet.

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

     The cash flow activity from the date of sale of a preneed cemetery contract (origination) to the date of the recognition of the deferred revenue upon its delivery or cancellation (maturity) is reported in the Net effect of cemetery production and deliveries line item in the consolidated statement of cash flows. Net effect of preneed cemetery production and deliveries is affected by cash flows provided by the amount retained from funds collected from the customer and distributed trust earnings, reduced by the use of funds for the payment of deferred selling costs when the preneed cemetery contracts are originated. The amortization of the cemetery deferred selling costs is included in Depreciation and amortization in the consolidated statement of cash flows.

     The table below details the North America results of total cemetery production that has been deferred for the three months ended March 31, 2004 and 2003 and the related deferred selling costs incurred to obtain the contract items. Additionally, the table reflects previously deferred revenues and previously deferred selling costs recognized in the consolidated statements of operations associated with deliveries/services of cemetery contract items for the three months ended March 31, 2004 and 2003.

	North America
	Cemetery
(In millions)	2004	2003
Deferral:
Total preneed cemetery production	$85.4	$80.5
Total atneed cemetery production	47.7	39.7

Total sales production	133.1	120.2
Less: Preneed property revenue recognized at date of sale (constructed cemetery interment rights where down payment was at least 10% of the sales price)	(29.2)	(25.1)
Less: Preneed property revenue accounted for as deposits held (cemetery interment rights where the down payment was less than 10%)	(10.4)	(8.2)
Less: Atneed property, merchandise and service revenue recognized at time of sale	(36.8)	(33.9)

Deferred preneed cemetery revenues	$56.7	$53.0

Deferred selling costs	$11.6	$9.6

Recognition:
Previously deferred revenue included in current period revenues	$51.6	$50.6

Amortization/recognition of deferred selling costs in current period	$9.2	$7.9

     The following table reflects the total North America backlog of Deferred cemetery contract revenues (including amounts related to Non-controlling interests in funeral and cemetery trusts) and the related preneed cemetery deferred selling costs included in our consolidated balance sheet at March 31, 2004 and December 31, 2003. The backlog amount presented is reduced by an amount that we believe will cancel before maturity. The preneed cemetery deferred selling costs (net of an estimated allowance for cancellation) are included with preneed funeral deferred selling costs as a component of Deferred charges and other assets.

	North America
	Cemetery
(In millions)	2004	2003
Backlog of deferred cemetery revenues (1)	$1,846.6	$1,574.2

Deferred selling costs	$208.1	$204.9

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet. Additionally, upon implementation of FIN 46R as of March 31, 2004, the Company recorded an increase of $53.5 million to Deferred preneed cemetery revenues in connection with the consolidation of certain cemeteries managed but not owned by the Company.

Financial Assurances

In support of operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is as follows:

	March 31,	December 31,
(In millions)	2004	2003
Preneed funeral	$138.6	$125.6
Preneed cemetery:
Merchandise and services	191.7	179.6
Preconstruction	16.3	18.1

Bonds supporting preneed funeral and cemetery obligations	346.6	323.3

Bonds supporting preneed business permits	4.9	4.8
Other bonds	4.5	4.7

Total surety bonds outstanding	$356.0	$332.8

     When selling preneed funeral and cemetery contracts, we intend to post surety bonds where allowed by applicable law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2004 and 2003, we had $11.6 million and $14.2 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

     Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company was to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect it will be required to fund material future amounts related to these surety bonds because of lack of surety capacity.

     The applicable Florida law that allows posting of surety bonds for preneed contracts expires December 31, 2004; however, it allows for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. We elected to change to trust funding as of February 1, 2004. Of the total bonding proceeds we received for the three months ended March 31, 2004 and 2003, approximately $8.5 million and $11.1 million, respectively, were attributable to the state of Florida.

Cautionary Statement on Forward-Looking Statements

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in this Form 10-Q. These statements may be accompanied by words such as “believe”, “estimate”, “project”, “expect”, “anticipate”, or “predict”, that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made in this Form 10-Q and in any other documents or oral presentations made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, among others, the following:

▪	changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, pension expense and negative currency translation effects;

▪	the outcomes of pending lawsuits and proceedings against us involving alleged violations of securities laws and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us;

▪	our ability to consummate the previously disclosed proposed settlement of our Consolidated Lawsuit (as defined within this Form 10-Q) involving allegations of violations of federal securities laws, which is subject to court approval following notice to members of the class, an opportunity for class members to object or opt out, and other conditions;

▪	our ability to consummate the previously disclosed, proposed settlement of lawsuits in Florida as described in the agreement in principle with respect thereto, and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us;

▪	amounts payable by us with respect to our outstanding legal matters exceeding reserves established by us;

▪	our ability to successfully implement our strategic plan related to producing cost savings operating improvements, strong cash flows and further deleveraging;

▪	litigation or other proceedings that may arise from the restatement of our financial statements;

▪	our ability to successfully implement our plan to reduce costs and increase cash flows associated with significant changes being made to our organization structure, process and quality of our sales efforts;

▪	changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in local number of deaths, cremation rates, competitive pressures and local economic conditions;

▪	changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies;

▪	changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace;

▪	our ability to successfully complete our ongoing process improvement and system implementation projects, including our replacement our North America point-of-sale information technology systems;

▪	our ability to successfully access surety and insurance markets at a reasonable cost;

▪	our ability to successfully exploit our substantial purchasing power with certain of our vendors; and

▪	the outcome of a pending Internal Revenue Service audit and future tax deductions resulting from potential asset sales.

     Additional information about these factors are included in our 2003 Annual Report on Form 10-K.

     We assume no obligation to publicly update or revise any forward-looking statements made in this Form 10-Q or elsewhere to reflect events or circumstances after the filing of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2003. Approximately $315.9 million, or 21%, of our net assets at December 31, 2003 was denominated in Euros related to our French operations. At March 31, 2004, less than 1% of our net assets related to our equity investment in France after consummation of a joint venture transaction. There have been no other material changes to the disclosure on this matter made in such Form 10-K.

     We occasionally use derivative instruments, primarily in the form of forward exchange contracts, to hedge our net investment in foreign assets and other hedging activities. We generally do not participate in derivative transactions that are leveraged or considered speculative in nature. During the first quarter 2004, we executed certain forward exchange contracts as hedges of our net foreign investment in our France operations and related to our expected proceeds from the sale of a portion of our equity interest in and the prepayment of a note receivable from a United Kingdom company.

     At March 31, 2004, we performed a sensitivity analysis to assess the exchange rate risk associated with the forward exchange contracts related to the investment in the United Kingdom company. This analysis determines the earnings effect of a hypothetical 10% adverse change in foreign exchange rates specifically related to these instruments. In reality, market rate volatility is dependent upon many factors that are impossible to forecast. Therefore, the adverse changes described below could differ substantially from the hypothetical 10% change used in our analysis. Given this model, our pretax earnings would have been affected by approximately $4.7 million at March 31, 2004. On April 8, 2004, we received the expected proceeds and settled these derivative instruments, recognizing a gain of $0.2 million, recorded in Other income, net, in the consolidated statement of operations.

Item 4. Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Act of 1934, as amended (the “Exchange Act”), Robert L. Waltrip, the Company’s Chief Executive Officer, and Jeffrey E. Curtiss, the Company’s Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s first fiscal quarter of 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Management has determined there was a deficiency in the Company’s internal controls and procedures as of December 31, 2003. This deficiency related to revenue recognition transactions specifically associated with the timely recording of the delivery and performance of cemetery goods and services sold on a preneed basis. The Company has improved its controls and procedures with respect to these matters since the adoption of SAB 101 effective January 1, 2000, and will continue to enhance these controls and procedures.

Change in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in note twelve to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2004 and 2003.

18.1	Preferability letter from Independent Accountants (PricewaterhouseCoopers LLP) regarding change in accounting principle.

31.1	Certification of Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.2	Defendants’ Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.3	Defendants’ motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.4	Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.5	Defendant’s Reply to Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, the Company furnished a report on Form 8-K dated January 20, 2004 reporting (i) under “Item 7. Financial Statements and Exhibits” that attached as an exhibit was the Company’s press release dated January 19, 2004, and (ii) under “Item 9. Regulation FD Disclosure” that such press release announced the Company had signed an agreement with Vestar Capital Partners for the joint venture of the Company’s operations in France.

The Company furnished a report on Form 8-K dated March 15, 2004 reporting (i) under “Item 7. Financial Statements and Exhibits” that attached as an exhibit was the Company’s press release dated March 15, 2004, and (ii) under “Item 9. Regulation FD Disclosure” that such press release announced the Company’s financial outlook for fiscal 2004.

The Company furnished a report on Form 8-K dated March 15, 2004 reporting under “Item 12. Results of Operations and Financial Condition” that attached as an exhibit was the Company’s press release dated March 15, 2004 which disclosed the Company’s financial results for the fourth quarter and full year of 2003.

The Company filed a report on Form 8-K dated March 24, 2004 reporting (i) under “Item 2. Acquisition or Disposition of Assets” that the Company completed the sale of its funeral operations in France and then purchased a 25% equity interest in the acquiring company, and (ii) under “Item 7. Financial Statements and Exhibits” the related pro forma financial information and that the related share purchase agreement was attached as an exhibit.

The Company furnished a report on Form 8-K dated March 25, 2004 reporting under “Item 9. Regulation FD Disclosure” that attached as an exhibit was the Company’s press release dated March 24, 2004 which announced the Company had commenced a cash tender offer to purchase up to $150 million aggregate principal amount of its 6% Notes due 2005.

The Company furnished a report on Form 8-K dated March 26, 2004 reporting under “Item 9. Regulation FD Disclosure” that attached as an exhibit was the Company’s press release dated March 26, 2004 which announced the Company’s intention to offer, subject to certain conditions, $250 million aggregate principal amount of unsecured Senior Notes due 2016.

The Company filed a report on Form 8-K dated March 30, 2004 reporting (i) under “Item 5. Other Events and Regulation FD Disclosure” that the Company announced it had increased the size of the tender offer referenced above and extended the early participation date, and (ii) under “Item 7. Financial Statements and Exhibits” that the press release disclosing such announcement was attached as an exhibit.

The Company furnished a report on Form 8-K dated March 30, 2004 reporting under “Item 9. Regulation FD Disclosure” that attached as an exhibit was the Company’s press release dated March 30, 2004 which announced the pricing of the Company’s offering of $250 million Senior Notes due 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2004	SERVICE CORPORATION INTERNATIONAL

By: /s/ Jeffrey E. Curtiss

Jeffrey E. Curtiss
Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits	Description
12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2004 and 2003.

18.1	Preferability letter from Independent Accountants (PricewaterhouseCoopers LLP) regarding change in accounting principle.

31.1	Certification of Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.2	Defendants’ Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.3	Defendants’ motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.4	Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.5	Defendant’s Reply to Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).