Form 10-Q
period 2004-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2004-08-16
CIK 89089

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2004 was 337,781,119 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Consolidated Statement of Operations - Three and Six Months Ended June 30, 2004 and 2003	3
Unaudited Consolidated Balance Sheet - June 30, 2004 and December 31, 2003	4
Unaudited Consolidated Statement of Cash Flows - Six Months Ended June 30, 2004 and 2003	5
Unaudited Consolidated Statement of Stockholders’ Equity - Six Months Ended June 30, 2004	6
Notes to Unaudited Consolidated Financial Statements	7-36
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction	36
Strengths and Challenges	36-37
The Path to Growth	37-39
Critical Accounting Policies and Accounting Changes	39-42
Results of Operations	42-49
Financial Condition, Liquidity and Capital Resources	49-52
Preneed Funeral and Cemetery Activities	52-59
Cautionary Statement on Forward-Looking Statements	59-60
Item 3. Quantitative and Qualitative Disclosures about Market Risk	60-61
Item 4. Controls and Procedures	61
Part II. Other Information
Item 1. Legal Proceedings	61
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	61-62
Item 4. Submission of Matters to a Vote of Security Holders	62
Item 5. Other Information	63
Item 6. Exhibits and Reports on Form 8-K	63-64
Signature	65
Bylaws, as amended
Registration Rights Agreement dated 3/30/2004
Ratio of earnings to fixed charges
Certification of CEO in satisfaction of Section 302
Certification of PFO in satisfaction of Section 302
Certification of CEO in satisfaction of Section 906
Certification of PFO in satisfaction of Section 906
Amended and Restated Revolving Credit Agreement

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Restated) note 17		(Restated) note 17
Revenues	$432,057	$584,050	$1,018,174	$1,162,876
Costs and expenses	358,673	489,418	831,693	953,286

Gross profit	73,384	94,632	186,481	209,590

General and administrative expenses	(24,028)	(36,268)	(75,049)	(57,679)
Gains and impairment (losses) on dispositions, net	696	(2,469)	36,299	6,865
Other operating income (expense)	6,932	(1,724)	6,932	(1,724)

Operating income	56,984	54,171	154,663	157,052
Interest expense	(32,982)	(35,763)	(66,780)	(73,133)
(Loss) gain on early extinguishment of debt	(16,770)	(419)	(16,770)	1,903
Other income, net	625	3,093	8,189	5,372

	(49,127)	(33,089)	(75,361)	(65,858)

Income from continuing operations before income taxes and cumulative effects of accounting changes	7,857	21,082	79,302	91,194
(Benefit) provision for income taxes	(4,166)	7,008	(8,547)	33,146

Income from continuing operations before cumulative effects of accounting changes	$12,023	$14,074	$87,849	$58,048
Income from discontinued operations (net of income tax (benefit) expense of ($49,096), $386, ($48,956) and $224, respectively)	34,337	1,234	35,091	1,346
Cumulative effects of accounting changes (net of income tax benefit of $21,274)	—	—	(48,061)	—

Net income	$46,360	$15,308	$74,879	$59,394

Basic earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.04	$.05	$.29	$.19
Income from discontinued operations, net of tax	.11	—	.12	—
Cumulative effects of accounting changes, net of tax	—	—	(.16)	—

Net income	$.15	$.05	$.25	$.19

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.04	$.05	$.27	$.19
Income from discontinued operations, net of tax	.11	—	.10	—
Cumulative effects of accounting changes, net of tax	—	—	(.14)	—

Net income	$.15	$.05	$.23	$.19

Basic weighted average number of shares	307,988	299,351	305,290	298,563

Diluted weighted average number of shares	312,725	299,844	353,438	344,139

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$340,884	$239,431
Receivables, net	118,535	229,839
Inventories	75,462	136,807
Other	173,981	61,146

Total current assets	708,862	667,223

Preneed funeral receivables and trust investments	1,276,791	1,229,765
Preneed cemetery receivables and trust investments	1,382,359	1,083,035
Cemetery property, at cost	1,546,662	1,524,847
Property, plant and equipment, at cost, net	962,420	1,277,583
Assets of discontinued operations	8,868	9,318
Deferred charges and other assets	692,865	738,011
Goodwill	1,160,341	1,195,422
Cemetery perpetual care trust investments	699,591	—

	$8,438,759	$7,725,204

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$410,179	$449,497
Current maturities of long-term debt	58,810	182,682
Income taxes	10,484	29,576

Total current liabilities	479,473	661,755

Long-term debt	1,238,792	1,519,189
Deferred preneed funeral revenues	491,628	1,612,347
Deferred preneed cemetery revenues	878,125	1,575,352
Deferred income taxes	306,414	418,375
Liabilities of discontinued operations	76,949	61,530
Other liabilities	365,743	349,698
Non-controlling interest in funeral and cemetery trusts	2,050,973	—
Commitments and contingencies (note 12)
Non-controlling interest in perpetual care trusts	674,204	—
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 337,368,804 and 302,039,871, issued and outstanding (net of 2,469,445 treasury shares, at par)	337,369	302,040
Capital in excess of par value	2,476,263	2,274,664
Unearned compensation	(2,507)	—
Accumulated deficit	(863,184)	(938,063)
Accumulated other comprehensive loss	(71,483)	(111,683)

Total stockholders’ equity	1,876,458	1,526,958

	$8,438,759	$7,725,204

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	June 30,
	2004	2003
		(Restated) note 17
Cash flows from operating activities:
Net income	$74,879	$59,394
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	(35,091)	(1,346)
Loss (gains) on early extinguishments of debt	16,770	(1,903)
Cumulative effects of accounting changes, net of tax	48,061	—
Depreciation and amortization	71,200	80,322
(Benefit) provision for deferred income taxes	(9,973)	21,189
(Gains) and impairment losses on dispositions, net	(36,299)	(6,865)
Other operating (income) expenses	(6,932)	1,724
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	26,362	15,966
Decrease in other assets	7,255	82,943
Decrease in payables and other liabilities	(4,244)	(7,814)
Net effect of preneed funeral production and maturities	(19,509)	(12,240)
Net effect of cemetery production and deliveries	(3,664)	2,544
Other	1,703	10,701

Net cash provided by operating activities from continuing operations	130,518	244,615
Net cash provided by (used in) operating activities from discontinued operations	2,278	(965)

Net cash provided by operating activities	132,796	243,650
Cash flows from investing activities:
Capital expenditures	(41,289)	(47,553)
Proceeds from divestitures and sales of property and equipment	19,477	34,232
Proceeds and distributions from joint ventures and equity investments, net of cash retained	337,049	30,802
Net deposits of restricted funds and other	(158,632)	(37,336)

Net cash provided by (used in) investing activities from continuing operations	156,605	(19,855)
Net cash used in investing activities from discontinued operations	(117)	(125)

Net cash provided by (used in) investing activities	156,488	(19,980)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	242,850	—
Payments of debt	(121,139)	(83,469)
Early extinguishments of debt	(313,527)	(175,515)
Proceeds from exercise of stock options	5,254	—
Bank overdrafts and other	—	(11,201)

Net cash used in financing activities	(186,562)	(270,185)
Effect of foreign currency	(1,269)	3,878

Net increase (decrease) in cash and cash equivalents	101,453	(42,637)
Cash and cash equivalents at beginning of period	239,431	200,625

Cash and cash equivalents at end of period	$340,884	$157,988

(See notes to unaudited consolidated financial statements.)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

		Capital in excess	Unearned		Accumulated other
	Common Stock	of par value	Compensation	Accumulated deficit	comprehensive loss	Total
Balance at December 31, 2003	$302,040	$2,274,664	$—	$(938,063)	$(111,683)	$1,526,958
Net income				74,879		74,879
Other comprehensive income:
Foreign currency translation					(42,405)	(42,405)
Minimum pension liability					33,599	33,599
Reclassification adjustment for realized loss on foreign currency translation					49,006	49,006

Total other comprehensive income						40,200

Contributions to employee 401(k) plan	1,428	8,417				9,845
Stock option exercises and other	1,439	5,579				7,018
Debt conversion	32,034	185,120				217,154
Restricted stock award	428	2,483	(2,911)			—
Restricted stock amortization			404			404

Balance at June 30, 2004	$337,369	$2,476,263	$(2,507)	$(863,184)	$(71,483)	$1,876,458

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Nature of Operations

Service Corporation International (SCI or the Company) is the world’s largest provider of funeral and cemetery services. At June 30, 2004, the Company operated 1,238 funeral service locations, 412 cemeteries and 143 crematoria. Of these locations, fourteen properties were classified as discontinued at June 30, 2004. The Company also has a minority interest equity investment in funeral operations in France.

     The funeral service and cemetery operations consist of funeral service locations, cemeteries, crematoria and related businesses. Personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, coffins, burial vaults, cremation receptacles, flowers and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. The Company sells preneed funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company’s cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, burial vaults, casket and cremation memorialization products) and services (primarily merchandise installations and burial openings and closings). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. At June 30, 2004, there were 183 combination locations that contained a funeral service location within a Company owned cemetery.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements for the three and six months ended June 30, 2004 and 2003 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2003, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

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

     The effective tax rate in the three months ended June 30, 2004 was a benefit of 53.0% compared to an expense of 33.2% in the three months ended June 30, 2003. The effective tax rate in the first six months of 2004 was a benefit of 10.8% compared to an expense of 36.3% in the first six months of 2003. The unusual tax rates in 2004 are due to non-cash tax benefits recognized from the joint venture of the French operations consummated in March 2004 and the sale of the Company’s equity investment in the United Kingdom in the second quarter of 2004. For more information, see note fifteen to the consolidated financial statements.

Equity Investments

At June 30, 2004, the Company had a minority investment in certain funeral operations in France. The Company accounts for this investment using the equity method of accounting for investments recorded in Deferred charges and other assets on the Company’s consolidated balance sheet.

3. Accounting Changes and New Accounting Pronouncements

In June 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) published Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on the recognition and measurement of other-than-temporary impairments of debt and equity investments and requires certain disclosures related to unrealized losses. The recognition and measurement provisions of EITF 03-01 are effective for reporting periods beginning after June 15, 2004. The adoption of EITF 03-01 will not have a material impact on the Company’s consolidated financial statements.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R).

     Under the provisions of FIN 46R, the Company is required to consolidate certain cemeteries and trust assets. Merchandise and service trusts and cemetery perpetual care trusts are considered variable interest entities because the trusts meet the conditions of paragraphs 5(a) and 5(b)(1) of FIN 46R. That is, as a group, the equity investors (if any) do not have sufficient equity at risk and do not have the direct or indirect ability through voting or similar rights to make decisions about the trusts’ activities that have a significant effect on the success of the trusts. FIN 46R requires the Company to consolidate merchandise and service trusts and cemetery perpetual care trusts for which the Company is the primary beneficiary (i.e., those for which the Company absorbs a majority of the trusts’ expected losses). The Company is the primary beneficiary of a trust whenever a majority of the assets of the trust are attributable to deposits of customers of the Company.

Consolidation of Trusts: The Company implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trusts and the Company’s cemetery perpetual care trusts. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46R as it relates to the consolidation of the trusts. The implementation of FIN 46R affects certain line items on the Company’s consolidated balance sheet and statement of operations as described below; however, there is no impact to net income in the statement of operations as a result of the implementation. Additionally, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows; however it does require certain financing and investing activities to be disclosed. See notes four through six to the consolidated financial statements.

     Although FIN 46R requires consolidation of most of merchandise and service and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognizes non-controlling interests in its financial statements to reflect third party interests in these trusts in accordance with FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (SFAS 150). The Company classifies deposits to merchandise and service trusts as non-controlling liability interests and classifies deposits to cemetery perpetual care trusts as non-controlling equity interests.

     The Company records cash received from customers, which have not been deposited in trusts as restricted cash in Deferred charges and other assets in its consolidated balance sheet. At June 30, 2004, these pending deposits totaled $18,020. The Company continues to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

     Beginning March 31, 2004, the Company recognizes net realized investment earnings of the merchandise and service trusts and perpetual care trusts, as well as the related trustee investment expenses and taxes, within Other income, net. The Company then recognizes a corresponding expense within Other income, net representing the net realized earnings of those trusts that are attributable to the non-controlling interest holders. The corresponding credit for this expense is reflected in the Company’s consolidated balance sheet in Non-controlling interest in funeral and cemetery trusts for merchandise and service trusts or Non-controlling interest in perpetual care trusts for cemetery perpetual care trusts. The sum of these expenses recorded in Other income, net offset the net realized earnings of such trusts also recognized within Other income, net. Accordingly, the Company’s net income in the consolidated statement of operations is not affected by consolidation of the trusts in accordance with FIN 46R.

     To the extent the earnings of the trusts are distributed prior to the delivery of merchandise and/or services, a corresponding amount of non-controlling interest is reclassified to deferred revenue until the corresponding revenues are recognized. In the case of merchandise and service trusts, the Company recognizes as revenues, amounts previously attributed to non-controlling interests and deferred revenues upon the performance of services and delivery of merchandise, including earnings accumulated in these trusts. In the case of the cemetery perpetual care trusts, distributable earnings are recognized in cemetery revenues to the extent of qualifying cemetery maintenance costs.

     Prior to the implementation of FIN 46R and the consolidation of the trusts, monies received from customers and deposited into merchandise and service trusts until maturity of the preneed contract were recorded as receivables due from trust assets. Upon implementation of FIN 46R, the Company replaced receivables due from trust assets with the trust assets, at market, to the extent the Company was required to consolidate the trusts.

     An allowance for contract cancellation is provided based on historical experience. However, the amount has decreased since the implementation of FIN 46R. An allowance is no longer provided on the monies associated with the preneed contract that are held in trust, currently recorded as trust assets, but previously recorded as receivables due from trust assets.

     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale by the Company under the requirements of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive loss in the Company’s consolidated balance sheet. Using the guidance in EITF Topic D-41, Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115 (“Topic D-41”), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on the Company’s Accumulated other comprehensive income (loss) is disclosed in note fourteen of the consolidated financial statements. However, the Company’s Accumulated other comprehensive income (loss) on the face of the balance sheet is ultimately not affected by consolidation of the trusts.

     For additional discussion of the Company’s accounting policies after the implementation of FIN 46R, see notes four through seven to the consolidated financial statements.

Consolidation of Certain Cemeteries: Effective as of March 31, 2004, the Company consolidated certain cemeteries managed by the Company in accordance with FIN 46R. The Company recognized a pretax and after tax charge of $14,462, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in the Company’s consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant effect on the Company’s reported results of operations.

Insurance Funded Preneed Insurance Contracts

The Company has changed its method of accounting for insurance funded preneed contracts as the Company has concluded that its insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at December 31, 2003, were $3,505,094, respectively. The removal of these amounts did not have an impact on the Company’s consolidated stockholders’ equity, results of operations or cash flows. See note four to the consolidated financial statements for additional information on insurance related preneed funeral balances.

Pension Plans

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132R). SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the revised disclosure requirements. The Company’s pension plans are frozen with no cost benefits accreting to participants except interest.

     Effective January 1, 2004, the Company changed its accounting for gains and losses on its pension plan assets and liabilities. The Company now recognizes such gains and losses in its consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes the new method of accounting better reflects the economic nature of the Company’s pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, the Company recognized a charge for the cumulative effect of an accounting change of $33,599 (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, the Company records net pension expense reflecting estimated returns on plan assets and obligations. Upon completion of the annual remeasurement during the fourth quarter, the Company will recognize actual gains and losses on plan assets and obligations. Therefore, pension expense during the fourth quarter could be different than amounts recorded in interim periods.

     The three and six months ended June 30, 2003 pro forma amounts in the table below reflect the new policy to recognize gains and losses on the pension plans as incurred and reflect interim estimates as mentioned above.

	Three months ended		Six months ended
	June 30, 2003		June 30, 2003
	Historical	Pro forma	Historical	Pro forma
	(Restated) note 17		(Restated) note 17
Income from continuing operations before cumulative effect of accounting change	$14,074	$16,288	$58,048	$61,792
Net income	$15,308	$17,522	$59,394	$63,138
Amounts per common share:
Net income - basic	$.05	$.06	$.19	$.21
Net income - diluted	$.05	$.06	$.19	$.20

4. Preneed Funeral Activities

The Company sells price-guaranteed preneed funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states and provinces require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts or a surety bond may be posted in lieu of trusting (collectively “trust funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral (“insurance funded preneed funeral contracts”). The insurance policy proceeds, which include increasing insurance benefits, will be used to pay the Company for the funeral goods and services selected at the time of contract origination. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future. The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on the consolidated balance sheet. Effective March 31, 2004, the Company changed certain aspects of its accounting for preneed funeral contracts upon implementation of FIN 46R. For additional information, see note three to the consolidated financial statements. After the change, when a trust funded preneed funeral contract is consummated, the Company records an asset (included in Preneed funeral receivables and trust investments) and corresponding liability (included in Deferred preneed funeral revenues) for the contract price. When the Company receives payments from the customer, the Company deposits the amount required by law into the trust and reclasses the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. The Company deposited $24,228 into trusts and withdrew $20,308 from trusts during the three months ended June 30, 2004.

     Direct selling costs related to trust funded preneed funeral contracts are deferred and included in Deferred charges and other assets in the Company’s consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded preneed funeral contract revenue when recognized. Deferred selling costs associated with trust funded preneed funeral contracts were $110,155 and $113,920 at June 30, 2004 and at December 31, 2003, respectively. Direct selling costs incurred pursuant to the sales of insurance funded preneed funeral contracts are expensed as incurred.

     In connection with insurance funded preneed funeral contracts, the customer purchases a life insurance policy and the Company earns a commission as the agent in the transaction between the customer and the third party insurance company. Such general agency (GA) revenues are based on a percentage per insurance policy sold and are recognized when the insurance purchase transaction between the customer and the third party insurance company is complete. GA revenues recognized by the Company totaled $8,043 and $8,075 for the three months ended June 30, 2004 and 2003, and $15,966 and $15,980 for the six months ended June 30, 2004 and 2003. Direct selling costs expensed by the Company totaled $8,372 and $6,797 for the three months ended June 30, 2004 and 2003 and $13,623 and $11,801 for the six months ended June 30, 2004 and 2003, respectively, in connection with sales of insurance funded preneed funeral contracts.

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust assets and customer receivables related to unperformed, price-guaranteed trust funded preneed funeral contracts. The components of Preneed funeral receivables and trust investments in the Company’s consolidated balance sheet at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Receivables due from trust assets, at cost	$—	$1,201,059
Trust investments, at market	1,124,398	—
Receivables from customers	167,471	190,332

	1,291,869	1,391,391
Allowance for cancellation	(15,078)	(161,626)

Preneed funeral receivables and trust investments	$1,276,791	$1,229,765

     An allowance for contract cancellation is provided based on historical experience. However, the amount has decreased since the implementation of FIN 46R. An allowance is no longer provided on the monies associated with the preneed contract that are held in trust, currently recorded as trust investments, but previously recorded as receivables due from trust investments.

     Upon cancellation of a trust funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income in many cases. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, the Company assesses such contracts to determine whether a loss provision should be recorded. No loss amounts have been required to be recognized as of June 30, 2004 or December 31, 2003.

     Preneed funeral receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw in certain states prior to maturity and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. These earnings are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered.

     The cost and market values associated with funeral trust investments at June 30, 2004 are detailed below. The market value of funeral trust investments was based primarily on quoted market prices at June 30, 2004. The Company periodically evaluates investments for other-than-temporary impairment and as a result of it’s most recent review believes the unrealized losses of $25,496 related to trust investments are temporary in nature. At June 30, 2004, the Company’s unrealized losses greater than one year in duration, primarily related to certain private equity and other investments.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and cash equivalents	$71,464	$—	$—	$71,464
Fixed income securities:
U.S. Treasury	74,440	834	(2,891)	72,383
Foreign government	69,202	536	(82)	69,656
Corporate	14,318	160	(636)	13,842
Mortgage-backed	92,997	552	(4,510)	89,039
Insurance-backed	270,194	—	—	270,194
Asset-backed and other	6,116	47	(351)	5,812
Equity securities:
Common stock	327,078	31,276	(5,464)	352,890
Mutual funds:
Equity	60,265	7,151	(145)	67,271
Fixed income	47,050	342	(239)	47,153
Private equity and other	75,545	327	(11,178)	64,694

Trust investments	$1,108,669	$41,225	$(25,496)	$1,124,398

Market value as of a percentage of cost				101.42%

     Maturities of fixed income securities at June 30, 2004 are estimated as follows:

Market
Due in one year or less.	$103,612
Due in one to five years	175,482
Due in five to ten years	153,155
Thereafter	88,677

$520,926

     During the three months ended June 30, 2004, purchases and sales of available-for-sale securities included in trust investments were $244,048 and $284,379, respectively. These transactions resulted in $16,031 and $6,645 of realized gains and losses, respectively. The Company uses the FIFO method to determine the cost of funeral trust available-for-sale securities sold during the period.

Deferred Preneed Funeral Revenues

At June 30, 2004, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral service revenues, including distributed trust investment earnings associated with unperformed trust funded preneed funeral contracts, that are not held in trust accounts. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts. At December 31, 2003 and prior to the implementation of FIN 46R, Deferred preneed funeral revenues represent the original price of a trust funded preneed funeral contract plus the net trust investment earnings.

     An allowance for contract cancellation is provided based on historical experience. However, the amount has decreased since the implementation of FIN 46R, as the Company no longer provides an allowance for the deferred preneed funeral revenues now included in Non-controlling interest in funeral and cemetery trusts.

Insurance Funded Preneed Funeral Contracts

Not included in the consolidated balance sheet are insurance funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. The net amount of these contracts that have not been fulfilled at June 30, 2004 and December 31, 2003, including increasing insurance benefits and reduced by an allowance for cancellation, was approximately $2,075,712 and $3,505,094 (of which $1,515,984 related to the Company’s French operations at December 31, 2003), respectively, and were previously included in Preneed funeral receivables and trust investments with a corresponding liability in Deferred preneed funeral revenues. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

5. Preneed Cemetery Activities

The Company sells price-guaranteed preneed cemetery contracts providing for future property interment rights, merchandise or services in advance of need at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting, pursuant to applicable law. Effective March 31, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see note three to the consolidated financial statements. When the Company receives payments from the customer, the Company deposits the amount required by law into the trust and reclasses the corresponding amount from Deferred preneed cemetery revenues into Non-controlling interest in funeral and cemetery trusts. The Company deposited $32,838 and withdrew $33,324 during the three months ended June 30, 2004.

     Direct selling costs related to preneed cemetery contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding revenue when recognized. Deferred selling costs related to preneed cemetery contracts were $203,068 and $205,123 as of June 30, 2004 and December 31, 2003, respectively.

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Receivables due from trust assets, at cost	$—	$862,265
Trust investments, at market	995,611	—
Receivables from customers	518,149	522,079
Unearned finance charges	(75,820)	(75,785)

	1,437,940	1,308,559
Allowance for cancellation	(55,581)	(225,524)

Preneed cemetery receivables and trust investments	$1,382,359	$1,083,035

     Interest rates on cemetery contracts range from 3.5% to 15.7%. The average term of a financed preneed cemetery contract is approximately 4.6 years.

     An allowance for contract cancellation is provided based on historical experience with a corresponding decrease in Deferred preneed cemetery revenues. However, the amount has decreased since the implementation of FIN 46R. An allowance is no longer provided on the monies associated with the preneed contract that are held in trust, currently recorded as trust investments, but previously recorded as receivables due from trust investments.

     The cost and market value associated with the cemetery merchandise and service trust investments at June 30, 2004 are detailed below. The market value of cemetery trust investments was based primarily on quoted market prices at June 30, 2004. The Company periodically evaluates investments for other-than-temporary impairment and as a result of it’s most recent review believes the unrealized losses of $20,910 related to trust investments are temporary in nature. At June 30, 2004, the Company’s unrealized losses greater than one year in duration, primarily related to private equity and other investments.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and cash equivalents	$85,968	$—	$—	$85,968
Fixed income securities:
U.S. Treasury	94,060	1,013	(355)	94,718
Foreign government	15,037	75	(25)	15,087
Corporate	14,135	11	(143)	14,003
Mortgage-backed	197,269	1,970	(2,702)	196,537
Asset-backed and other	23,206	414	(143)	23,477
Equity securities:
Common stock	302,926	55,527	(9,417)	349,036
Mutual funds:
Equity	104,683	21,032	(89)	125,626
Fixed income	37,676	194	(278)	37,592
Private equity and other	61,239	86	(7,758)	53,567

Trust investments	$936,199	$80,322	$(20,910)	$995,611

Market value as a percentage of cost				106.35%

     Maturities of fixed income securities at June 30, 2004 are estimated as follows:

Market
Due in one year or less.	$19,542
Due in one to five years	59,942
Due in five to ten years	57,442
Thereafter	206,896

$343,822

     During the three months ended June 30, 2004, purchases and sales of available-for-sale securities included in trust investments were $284,363 and $284,296, respectively. These sale transactions resulted in $16,726 and $8,540 of realized gains and losses, respectively. The Company uses the FIFO method to determine the cost of cemetery trust available-for-sale securities sold during the period.

Deferred Preneed Cemetery Revenues

At June 30, 2004, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future preneed cemetery revenues including distributed trust investment earnings associated with unperformed trust funded preneed cemetery contracts that are not held in trust accounts. Future contract revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts. At December 31, 2003 and prior to the implementation of FIN 46R, Deferred preneed cemetery revenues represent the original price of a trust funded preneed cemetery contract plus the net trust investment earnings.

     An allowance for contract cancellation is provided based on historical experience. However, the amount has decreased since the implementation of FIN 46R, as the Company no longer provides an allowance for the deferred preneed cemetery revenues now included in Non-controlling interest in funeral and cemetery trusts.

6. Cemetery Perpetual Care Trusts

The Company is required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in perpetual care trusts. During the three months ended June 30, 2004, the Company deposited into and withdrew from the trusts $6,214 and $5,665, respectively.

     The cost and market value associated with trust investments held in perpetual care trusts at June 30, 2004 are detailed below. The market value of perpetual care trusts was based primarily on quoted market prices at June 30, 2004. The Company periodically evaluates investments for other-than-temporary impairments and as a result of it’s most recent review believes the unrealized losses of $10,144 related to trust assets are temporary in nature. There were no significant investments with unrealized losses at June 30, 2004 greater than one year in duration.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and cash equivalents	$52,067	$—	$—	$52,067
Fixed income securities:
U.S. Treasury	18,484	1,038	(149)	19,373
Foreign government	27,794	1,870	(78)	29,586
Corporate	84,434	4,124	(2,235)	86,323
Mortgage-backed	114,421	503	(1,283)	113,641
Asset-backed	53,751	463	(933)	53,281
Equity securities:
Preferred stock	11,939	962	(384)	12,517
Common stock	82,284	10,378	(1,317)	91,345
Mutual funds:
Equity	33,719	6,114	(174)	39,659
Fixed income	149,722	1,475	(3,103)	148,094
Private equity and other	50,932	3,261	(488)	53,705

Perpetual care trust investments	$679,547	$30,188	$(10,144)	$699,591

Market value as a percentage of cost				102.95%

     Maturities of fixed income securities at June 30, 2004 are estimated as follows:

Market
Due in one year or less.	$4,150
Due in one to five years	88,551
Due in five to ten years	58,443
Thereafter	151,060

$302,204

     During the three months ended June 30, 2004, purchases and sales of available-for-sale securities in the perpetual care trust were $286,169 and $276,519, respectively. These sale transactions resulted in $3,587 and $3,682 of realized gains and losses, respectively. The Company uses the FIFO method to determine the cost of perpetual care trust available-for-sale securities sold during the period.

     Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $4,643 and $6,538 for the three months ended June 30, 2004 and 2003, and $12,804 and $13,247 for the six months ended June 30, 2004 and 2003 respectively.

7. Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts

Non-Controlling Interest in Funeral and Cemetery Trusts

Effective March 31, 2004, the Company consolidated the merchandise and service trusts associated with its preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries. For additional information, see note three to the consolidated financial statements.

Non-Controlling Interest in Perpetual Care Trusts

The Non-controlling interest in perpetual care trusts reflected in the consolidated balance sheet represents the cemetery perpetual care trusts, net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see note three to the consolidated financial statements.

     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts in the Company’s consolidated balance sheet at June 30, 2004 are detailed below.

				Cemetery perpetual
	Preneed funeral	Preneed cemetery	Total	care
Trust investments, at market value	$1,124,398	$995,611	$2,120,009	$699,591
Less:
Debt associated with certain trust investments	32,129	27,669	59,798	18,713
Accrued trust operating payables, deferred taxes and other	7,510	1,728	9,238	6,674

	39,639	29,397	69,036	25,387

Non-controlling interest	$1,084,759	$966,214	$2,050,973	$674,204

Debt Associated with Certain Trusts Consolidated by the Company

Certain trusts, consolidated with the adoption of FIN 46R and recorded in Preneed funeral receivables and trust investments, Preneed cemetery receivables and trust investments and Cemetery perpetual care trust investments, have indirect interests in real estate partnerships. These partnerships have incurred indebtedness of $78,511 that is included in Other liabilities in the consolidated balance sheet at June 30, 2004. The trusts’ obligation on this indebtedness is limited to their investment in the respective partnerships. The debt has interest rates ranging from 5.0% to 8.5% and maturities between 2011 and 2019.

Other income, net

     As discussed in notes three through six, the components of Other income, net in the Company’s consolidated statement of operations for the three months ended June 30, 2004 are detailed below.

	Funeral	Cemetery	Cemetery perpetual	Other,
	trusts	trusts	care trusts	net	Total
Realized gains	$16,031	$16,726	$3,587	$—	$36,344
Realized losses	(6,645)	(8,540)	(3,682)	—	(18,867)
Interest, dividend and other ordinary income	5,248	5,786	9,520	—	20,554
Trust expenses and income taxes	(2,177)	(2,437)	(2,617)	—	(7,231)

Net trust investment income	12,457	11,535	6,808	—	30,800
Interest expense related to non- controlling interest in funeral and cemetery trust investments	(12,457)	(11,535)	—	—	(23,992)
Interest expense related to non- controlling interest in perpetual care trust investments	—	—	(6,808)	—	(6,808)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	625	625

Total other income, net	$—	$—	$—	$625	$625

     Amounts included in Other income within Other income, net primarily relate to foreign currency gains and losses, interest income on notes receivable and general agency commissions from third party insurance companies.

8. Debt

Debt was as follows:

	June 30, 2004	December 31, 2003
7.375% notes due April 2004	$—	$111,190
8.375% notes due December 2004	50,797	50,797
6.0% notes due December 2005	63,801	272,451
7.2% notes due 2006	150,000	150,000
6.875% notes due 2007	143,475	143,475
6.5% notes due 2008	195,000	195,000
6.75% convertible subordinated notes due 2008, conversion price of $6.92 per share	—	312,694
7.7% notes due 2009	358,266	358,266
7.875% debentures due 2013	55,627	55,627
6.75% notes due 2016	250,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	32,369	38,368
Mortgage notes and other debt, maturities through 2050	42,986	63,597
Deferred charges	(44,719)	(49,594)

Total debt	1,297,602	1,701,871
Less current maturities	(58,810)	(182,682)

Total long-term debt	$1,238,792	$1,519,189

     The Company’s consolidated debt had a weighted average interest rate of 7.08% and 6.95% at June 30, 2004 and December 31, 2003, respectively. Approximately 99% of the total debt had a fixed interest rate at June 30, 2004 and December 31, 2003.

Bank Credit Agreements

The Company’s bank credit agreement, which matures in July 2005, provides a total lending commitment of $185,000, including a sublimit of $125,000 for letters of credit. The credit facility is secured by the stock, inventory and receivables of certain of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s debt obligation associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and limits on capital expenditures. Additionally, the Company is prohibited from paying cash dividends and restricted from making certain other distributions. The Company had no borrowings under the bank credit agreement at either June 30, 2004 or December 31, 2003; however, the Company used the credit agreement sublimit to issue letters of credit in the amount of $79,242 and $69,815 at June 30, 2004 and December 31, 2003, respectively. Interest rates for the outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, which ranges from 0.50% to 0.75% based on the percentage of the facility used, and was 0.625% at June 30, 2004 and December 31, 2003.

     Subsequent to June 30, 2004, the Company executed a new bank credit agreement, which matures August 2007, and replaces the bank credit agreement existing at June 30, 2004. The new agreement provides a total lending commitment of $200,000, including a sublimit of $175,000 for letters of credit. Upon closing, the Company transferred $72,456 of letters of credit, which were originally issued under the bank credit agreement existing at June 30, 2004. The facility is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this facility. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements and certain cash distribution restrictions. Interest rates for the outstanding borrowings will be based on various indices as determined by the Company. The Company also will pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.

Debt Issuances and Additions

Upon implementation of FIN 46R, the Company recorded an additional $6,200 to the mortgage notes and other debt in connection with the consolidation of certain cemeteries managed by the Company.

     On April 14, 2004, the Company issued $250,000 of senior unsecured 6.75% notes due April 1, 2016, which pay interest semi-annually beginning October 1, 2004. The Company used the net proceeds to retire existing indebtedness, including the tender offer for the 6.00% notes due 2005, as described below, the redemption of its 6.75% convertible subordinated notes due 2008, and for general corporate purposes. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. The Company is entitled to redeem the notes at any time by paying a make-whole premium.

     The Company issued the new notes in an unregistered offering and expects to file a registration statement with the Securities and Exchange Commission pursuant to a Registration Rights Agreement. Until the registration statement is filed, the notes may be resold by the initial purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In accordance with the terms of the Registration Rights Agreement, the interest rate on the new notes increases 0.25% after each ninety-day period that the Company fails to file the registration statement, as intended, up to a maximum increase of 1.00% over the original interest rate of the notes. On July 14, 2004, the interest rate on the notes increased to 7.00%. Upon filing a registration statement, the interest rate will revert to the stated rate of 6.75%.

Debt Extinguishments and Reductions

In March 2004, in connection with the joint venture of the Company’s operations in France, mortgage notes and other debt was reduced by approximately $24,194 for capital lease obligations related to vehicles used in the France operations.

     In the second quarter of 2004, in connection with the pending sale of the Company’s Argentina operations, mortgage notes and other debt was reduced by approximately $9,347 and $9,694 at June 30, 2004 and December 31, 2004, respectively. This balance is included in the Liabilities of discontinued operations in the consolidated balance sheet. For additional information regarding this matter, please refer to note sixteen to the consolidated financial statements.

     On April 15, 2004, as required by the terms of the agreement, the Company repaid the remaining $111,190 of the 7.375% notes due 2004.

     On April 22, 2004, the Company extinguished $200,000 aggregate principal amount of the 6.00% notes due 2005, pursuant to the Offer to Purchase, dated March 24, 2004. The Company paid $214,233 to the tendering holders, including a premium and accrued interest. As a result of the transaction, the Company recognized a loss on the early extinguishment of debt of $10,831, recorded in (Loss) gain on early extinguishment of debt, in the consolidated statement of operations for the quarter and six months ended June 30, 2004. In early May 2004, the Company also purchased $8,650 aggregate principal amount of the 6.00% notes due 2005 in the open market. As a result of these transactions, the Company recognized a loss of $333, recorded in (Loss) gain on early extinguishment of debt, in the consolidated statement of operations for the quarter ended June 30, 2004.

     The holders of $221,633 of the Company’s 6.75% convertible subordinated notes due 2008 converted their holdings to equity on June 22, 2004, pursuant to the terms of the notes. The Company paid $7,480 in accrued interest to the holders. Simultaneously, the Company exercised its option by redeeming the remaining outstanding $91,061 of the notes. The Company paid a total of $97,649, including interest and premium, to the holders of the redeemed notes and recognized a $5,606 loss on the early extinguishment of debt, recorded in (Loss) gain on early extinguishment of debt, in the consolidated statement of operations during the quarter ended June 30, 2004.

Additional Debt Disclosures

At June 30, 2004 and December 31, 2003, the Company had deposited $220,524 and $95,325, respectively, in restricted, interest- bearing accounts that were pledged as collateral for various credit instruments and commercial commitments, including $135,000 held in escrow for settlement of certain litigation. Such amounts are included in Other current assets and Deferred charges and other assets in the consolidated balance sheet. In July 2004, the Company received $27,424 related to certain commercial commitments, reducing the restricted cash balance to $211,120 at August 5, 2004.

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

     The Company also executed certain forward exchange contracts during the first half of 2004, having an aggregate notional value of GBP 22,436 and a corresponding notional value of $41,334, relating to the ultimate sale of its minority investment in and the repayment of its note receivable from a funeral and cemetery company in the United Kingdom. On April 8, 2004, the Company received the expected proceeds and settled these derivative instruments, recognizing a gain of $198, which was recorded in Other income, net, in the consolidated statement of operations for the three and six months ended June 30, 2004.

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

     Effective January 1, 2004, the Company changed the accounting for gains and losses on its pension plan assets and obligations. The Company will recognize such gains and losses in its consolidated statement of operations in the year such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). For additional discussion of this accounting change, see note three to the consolidated financial statements.

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

     The components of net periodic pension plan benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost - benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	2,245	2,474	4,490	4,948
Return on plan assets	(1,790)	(1,702)	(3,580)	(3,404)
Settlement/curtailment charge	—	88	—	176
Amortization of prior service cost	45	46	90	92
Amortization of unrecognized net loss	—	1,896	—	3,793

	$500	$2,802	$1,000	$5,605

     As a result of our previously mentioned accounting change, the Company is recording net pension expense, for the interim periods, based on estimated returns on plan assets and obligations. Due to the write off of the $54,873 unrecognized net loss associated with the change in accounting principle on January 1, 2004, the Company’s amortization of unrecognized net loss is $0 for the three and six months ended June 30, 2004 compared to $1,896 and $3,793 for the same periods of 2003.

     The plans’ weighted-average assumptions used to determine the net pension expense for the three and six months ended June 30, 2004 and 2003 were as follows. Interim 2004 rates are estimates. Due to the curtailment of the plans in 2001, the assumed rate of compensation increase is $0.

	June 30, 2004	June 30, 2003
Discount rate used to determine obligations and related interest cost	6.25%	6.25%
Assumed rate of return on plan assets	8.00%	9.00%

SERP, Senior SERP and Directors Plan

The retirement benefits under the SERP, Senior SERP and Directors’ Plan are unfunded obligations of the Company. As of December 31, 2003, the benefit obligation of the SERP, Senior SERP and Directors’ Plan was $33,764; however, the Company holds various life insurance policies with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Senior SERP’s funding requirements. The face value of these insurance policies is approximately $51,082 while the cash surrender value of these insurance policies is approximately $22,087, net of a $11,383 loan, as of June 30, 2004. In July 2004, the Company paid the $11,383 loan and $517 in associated interest.

U.S. Pension Plan

In March 2004, the Company infused a voluntary contribution of $20,000 to the frozen U.S. Pension Plan. The fair value of the plan assets as of June 30, 2004 is $91,757, compared to a projected benefit obligation of $110,649 at December 31, 2003. As a result of the previously mentioned accounting change, the minimum pension liability adjustment included in Accumulated other comprehensive loss was $0 as of June 30, 2004 compared to $33,599 at December 31, 2003.

     The plan’s weighted-average asset allocations by asset category are as follows:

	June 30, 2004	December 31, 2003
Core diversified and market neutral hedge funds	52%	—
Equity securities	37%	74%
Fixed income investments	11%	26%

Total	100%	100%

     Equity securities included shares of Company common stock in the amounts of $0 and $7,138 (nine percent of plan assets) at June 30, 2004 and December 31, 2003, respectively. On March 31, 2004, the plan assets were rebalanced to include investments in core diversified and market neutral hedge funds.

     The primary investment objective of the plan is to achieve a rate of investment return over time that will allow the plan to achieve a fully funded status, while maintaining prudent investment return volatility levels. In 2004, the investment strategy was revised to have a lower percentage invested in traditional equity securities and fixed income securities and instead include investments in hedge funds allowing for reduced volatility with limited reduction of returns. The Company has an asset allocation strategy of 35% traditional equity, 15% fixed income and 50% hedge funds. The investment strategy is managed within ranges that are centered at specific allocation targets. The specific allocations within the strategy, as well as individual asset class ranges are as follows:

Ranges
Large cap equity (value)	10% - 25%
Small cap growth (value)	5% - 10%
International equity	5% - 10%
Fixed income core bond	0% - 25%
Hedge funds:
Core diversified	15% - 35%
Market neutral	15% - 35%
Money market	0% - 1%

11. Segment Reporting

The Company’s operations are both product and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company’s geographic areas include North America, Europe and Other Foreign. Other Foreign consists of the Company’s operations in Singapore and South America. Europe includes operations in Germany and France. The Company conducts both funeral and cemetery operations in its North America, Europe and Other Foreign segments.

     The Company has reclassified certain prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended June 30,
2004	$279,502	$152,555	$432,057
2003 (Restated) - note 17	$426,722	$157,328	$584,050
Six months ended June 30,
2004	$715,433	$302,741	$1,018,174
2003 (Restated) - note 17	$865,374	$297,502	$1,162,876

Gross profits:
Three months ended June 30,
2004	$50,311	$23,073	$73,384
2003 (Restated) - note 17	$68,844	$25,788	$94,632
Six months ended June 30,
2004	$138,271	$48,210	$186,481
2003 (Restated) - note 17	$157,450	$52,140	$209,590

     The following table reconciles gross profits from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Restated) note 17		(Restated) note 17
Gross profits from reportable segments	$73,384	$94,632	$186,481	$209,590
General and administrative expenses	(24,028)	(36,268)	(75,049)	(57,679)
Gains and impairment (losses) on dispositions, net	696	(2,469)	36,299	6,865
Other operating income (expense)	6,932	(1,724)	6,932	(1,724)

Operating income	56,984	54,171	154,663	157,052
Interest expense	(32,982)	(35,763)	(66,780)	(73,133)
(Loss) gain on early extinguishment of debt, net	(16,770)	(419)	(16,770)	1,903
Other income, net	625	3,093	8,189	5,372

Income from continuing operations before income taxes and cumulative effects of accounting changes	$7,857	$21,082	$79,302	$91,194

     The Company’s geographic area information is as follows:

	North
	America	Europe	Other foreign	Total
Revenues from external customers:
Three months ended June 30,
2004	$422,360	$1,524	$8,173	$432,057
2003 (Restated) - note 17	$434,570	$142,037	$7,443	$584,050
Six months ended June 30,
2004	$871,066	$130,491	$16,617	$1,018,174
2003 (Restated) - note 17	$870,367	$279,295	$13,214	$1,162,876

Gains and impairment (losses) on dispositions, net:
Three months ended June 30,
2004	$891	$—	$(195)	$696
2003	$(469)	$(1,050)	$(950)	$(2,469)
Six months ended June 30,
2004	$36,402	$92	$(195)	$36,299
2003	$10,191	$(2,376)	$(950)	$6,865

Other operating income (expense):
Three months ended June 30,
2004	$6,932	$—	$—	$6,932
2003	$(1,724)	$—	$—	$(1,724)
Six months ended June 30,
2004	$6,932	$—	$—	$6,932
2003	$(1,724)	$—	$—	$(1,724)

Operating income (expense):
Three months ended June 30,
2004	$55,467	$(190)	$1,707	$56,984
2003 (Restated) - note 17	$36,944	$16,247	$980	$54,171
Six months ended June 30,
2004	$139,212	$11,580	$3,871	$154,663
2003 (Restated) - note 17	$120,906	$33,946	$2,200	$157,052

Depreciation and amortization:
Three months ended June 30,
2004	$35,262	$—	$148	$35,410
2003 (Restated) - note 17	$41,019	$—	$596	$41,615
Six months ended June 30,
2004	$70,184	$—	$1,016	$71,200
2003 (Restated) - note 17	$79,529	$—	$793	$80,322

Total assets at:
June 30, 2004	$8,290,877	$7,810	$140,072	$8,438,759
December 31, 2003	$7,034,062	$543,141	$148,001	$7,725,204

     Included in the North America figures above are the following United States amounts:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Restated) note 17		(Restated) note 17
Revenues from external customers	$400,369	$414,910	$820,493	$832,180
Other operating income (expense)	$8,030	$(1,724)	$8,030	$(1,724)
Operating income	$52,576	$30,923	$126,910	$111,031
Depreciation and amortization	$33,702	$38,672	$66,099	$76,023
Total assets (a)	$8,011,193	$6,801,492	$8,011,193	$6,801,492

     (a) Prior year amounts are as of December 31, 2003.

     Included in the Europe figures above are the following France amounts:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues from external customers	$—	$140,215	$127,282	$275,649
Operating income	$—	$16,083	$11,664	$33,503
Total assets (a)	$—	$535,222	$—	$535,222

     (a) Prior year amounts are as of December 31, 2003.

12. Commitments and Contingencies

Litigation

The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of August 13, 2004.

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

     On April 20, 2004, the Company announced that it had entered into a memorandum of understanding to settle the Consolidated Lawsuit. The terms of the proposed settlement call for the Company to cause to be created a settlement fund in May 2004 totaling $65 million in settlement of the claims. The Company and its insurance carriers have also entered into an agreement providing for the payment by the Company’s insurance carriers of $30 million towards this settlement, which resulted in direct payments made by the Company of approximately $35 million.

     As a result of this proposed settlement, the Company recognized litigation related expenses in General and administrative expenses, net of amounts to be funded into escrow by the insurance carriers, of approximately $35 million on a pretax basis in the first quarter of 2004. During the second quarter of 2004, the Company deposited $35 million into escrow for this proposed settlement. This amount is included in Other current assets with a corresponding liability in Accrued liabilities in the consolidated balance sheet. The proposed settlement is subject to court approval following notice to members of the class, an opportunity for class members to object or opt out of the proposed settlement and other conditions. The Company is not obligated to proceed with the proposed settlement if more than a specified percent of the class members opt out and elect to bring separate legal actions. Accordingly, if less than such specified percent of the class members opt out, the Company could have additional potential liability for such opt out claims and still be obligated to carry out the proposed settlement. The quantification of this additional potential liability is not able to be determined by the Company at this time.

     Several other related lawsuits have been filed against the Company and the Individual Defendants in Texas state courts by former SCI and ECI shareholders. These lawsuits include the following matters:

     No. 31820-99-2; Charles Fredrick v. Service Corp. International; In the District Court of Angelina County, Texas, filed February 16, 1999.

     No. 2004-28511; Thomas G. Conway, John T Conway and Trust U/W/O George M. Conway, Jr. v. Service Corporation International; In the 127th Judicial District Court of Harris County, Texas, filed May 28, 2004.

     No. 2004-429637; T. Rowe Price Balanced Fund, Inc., et al. v. Service Corporation International, et al; In the 270th Judicial District Court, Harris County, Texas, filed June 7, 2004 (the T. Rowe Price Lawsuit).

     These lawsuits allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek compensatory and exemplary damages. In these lawsuits, no discovery has occurred and the Company is unable to determine whether an adverse outcome is probable. The Company intends to aggressively defend the lawsuits.

     The plaintiffs in the T. Rowe Price Lawsuit consist of investment companies and trust funds who were former ECI and SCI shareholders. They allege that the Company and the Individual Defendants violated the Texas Securities Act by making materially false and misleading statements and failing to disclose material information concerning the Company’s business and other financial matters, including in connection with the ECI merger. The T. Rowe Price Lawsuit seeks recovery of at least $32 million in actual damages plus unspecified exemplary damages.

     The Conway plaintiffs in the second Texas securities lawsuit referenced above, previously filed an arbitration styled Thomas G. Conway et al v. Service Corporation International, et al; Cause No. 70 Y 168 00748 02 before the American Arbitration Association (AAA) (Conway action). The defendants in the Conway action are the Company, ECI and SCI Delaware Funeral Services, Inc., a subsidiary of the Company (SCI Delaware). The arbitration is scheduled to take place in February 2005 in Houston, Texas.

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

     On April 23, 2004, the trial court granted the Company’s motion and the Levie action was dismissed. The dismissal also has the effect of terminating the Shareholder Derivative Demand of January 14, 2002.

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

     In December 2003, the Company entered into an agreement in principle to settle the Consumer Lawsuit and the above individual related lawsuits. A settlement agreement pertaining specifically to the Consumer Lawsuit was filed with the court on March 2, 2004 and the court preliminarily approved the settlement agreement in March 2004. A fairness hearing is scheduled in September 2004 at which time the court will hear any objections to the settlement and determine whether final approval will be granted. All claims under the Consumer Lawsuit will be dismissed if final court approval of the settlement is obtained and other conditions are met. The terms of the proposed settlement call for the Company to make payments totaling approximately $100 million in settlement of these claims. As of December 31, 2003, the Company had recorded reserves of $100 million relating to this matter. In the fourth quarter of 2003, the Company recognized a receivable of $25 million for expected recoveries under one primary layer of the Company’s insurance coverage related to the litigation. During the first quarter of 2004, the Company deposited $100 million into escrow for this proposed settlement. This amount is included in Other current assets with a corresponding liability in Accrued liabilities in the consolidated balance sheet.

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

     Edgar Neufeld v. Service Corporation International, et.al,; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada, filed December 12, 2003; and Rujira Srisythemp v. Service Corporation International, et. al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District for the District of Nevada, filed November 10, 2003, (collectively, the Nevada actions). The Nevada actions are purported class actions filed in connection with the circumstances surrounding the Consumer Lawsuit. The plaintiffs in the Nevada actions allege that the Company failed to disclose, or falsely stated, material information relating to the circumstances surrounding the Consumer Lawsuit. Since the Nevada actions are in their preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company intends to aggressively defend itself in the Nevada actions. On June 22, 2004, the Judicial Panel on Multidistrict Litigation transferred the Nevada actions to the United States District Court for the Southern District of Texas for pretrial proceedings.

     Joshua Ackerman v. Service Corporation International, et. al.; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida court, filed January 15, 2004 (Miami action). The Miami action is a purported class action filed in connection with the circumstances surrounding the Consumer Lawsuit and is similar to the Nevada actions. The plaintiffs in the Miami action allege that the Company failed to disclose, or falsely stated, material information relating to the circumstances surrounding the Consumer Lawsuit. Since the Miami action is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company intends to aggressively defend itself in the Miami action. On June 22, 2004, the Judicial Panel on Multidistrict Litigation transferred the Miami action to the United States District Court for the Southern District of Texas for pretrial proceedings.

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

13. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Restated) note 17		(Restated) note 17
Income from continuing operations before cumulative effects of accounting changes (numerator):
Income from continuing operations before cumulative effects of accounting changes - basic	$12,023	$14,074	$87,849	$58,048
After tax interest on convertible debt	—	—	6,420	6,649

Income from continuing operations before cumulative effects of accounting changes - diluted	$12,023	$14,074	$94,269	$64,697
Net income (numerator):
Net income - basic	$46,360	$15,308	$74,879	$59,394
Interest on convertible debt	—	—	6,420	6,649

Net income - diluted	$46,360	$15,308	$81,299	$66,043

Shares (denominator):
Shares - basic	307,988	299,351	305,290	298,563
Stock options	4,684	493	4,459	381
Restricted stock	53	—	41	—
Convertible debt	—	—	43,648	45,195

Shares - diluted	312,725	299,844	353,438	344,139

Income from continuing operations per share before cumulative effects of accounting changes:
Basic	$.04	$.05	$.29	$.19
Diluted	$.04	$.05	$.27	$.19

Net income per share:
Basic	$.15	$.05	$.25	$.19
Diluted	$.15	$.05	$.23	$.19

     The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such items would be antidilutive in the periods presented. Total options and convertible debt not currently included in the computation of dilutive earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Antidilutive options	9,645	25,921	9,647	26,025
Antidilutive convertible debt	42,434	46,739	859	1,544

Total common stock equivalents excluded from computation	52,079	72,660	10,506	27,569

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
		note 17		note 17
Net income	$46,360	$15,308	$74,879	$59,394
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(822)	(2,179)	(1,601)	(4,361)

Pro forma net income	$45,538	$13,129	$73,278	$55,033

Basic earnings per share:
Net income	$.15	$.05	$.25	$.19
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	(.01)	(.01)	(.01)

Pro forma basic earnings per share	$.15	$.04	$.24	$.18

Diluted earnings per share:
Net income	$.15	$.05	$.23	$.19
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	(.01)	—	(.01)

Pro forma diluted earnings per share	$.15	$.04	$.23	$.18

     The fair value of the Company’s stock options used to compute the pro forma net income and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

	Foreign currency	Minimum pension
	translation	liability	Unrealized gains	Accumulated other
	adjustment	adjustment	and losses	comprehensive loss
Balance at December 31, 2003	$(78,084)	$(33,599)	$—	$(111,683)
Activity in 2004	(42,405)	33,599	—	(8,806)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts			(58,804)	(58,804)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders			58,804	58,804
Reclassification adjustment for realized loss on foreign currency translation	49,006	—	—	49,006

Balance at June 30, 2004	$(71,483)	$—	$—	$(71,483)

Balance at December 31, 2002	$(170,591)	$(36,555)	$—	$(207,146)
Activity in 2003	45,562	—	—	45,562

Balance at June 30, 2003	$(125,029)	$(36,555)	$—	$(161,584)

     Included in the Foreign currency translation adjustment at June 30, 2004 are net currency losses of $67,326 related to discontinued operations of the Company’s Argentina operations held for sale at June 30, 2004.

     The components of Comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
		note 17		note 17
Comprehensive income:
Net income	$46,360	$15,308	$74,879	$59,394
Total other comprehensive income	(7,321)	25,409	40,200	45,562

Comprehensive income	$39,039	$40,717	$115,079	$104,956

Share Repurchase Program

On August 16, 2004, the Company announced a share repurchase program authorizing the investment of up to $100 million to repurchase its common stock. The Company plans, subject to market conditions and normal trading restrictions, to make purchases from time to time in the open market or through privately negotiated transactions.

15. Gains and Impairment (Losses) on Dispositions and Other Operating Expenses

Gains and Impairment (Losses) on Dispositions for the Three and Six Months Ended June 30, 2004 and 2003

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

     Gains and impairment (losses) on dispositions, net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Gains on dispositions, net	$16,882	$9,110	$58,411	$13,340
Impairment losses for assets held for sale	(16,975)	(12,056)	(22,094)	(14,379)
Changes to previously estimated impairment losses	789	477	(18)	7,904

	$696	$(2,469)	$36,299	$6,865

     The $16,975 impairment loss for the three months ended June 30, 2004 is primarily a $6,219 purchase price adjustment for the sale of France and other impairment losses associated with the Company’s North America divestiture program.

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

     The majority of the remaining balance at June 30, 2004 of these original charge amounts related to severance costs on completed actions and terminated consulting and/or covenant-not-to-compete contractual obligations, which will be paid by 2012. Of the $37,734 remaining liability at June 30, 2004, $11,327 is included in Accounts payable and accrued liabilities and $26,407 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments. The Company continues to adjust the estimates of certain items included in the original charge amounts as better estimates become available or actual divestitures occur.

     The activity related to these previous years’ charges for the six months ended June 30, 2004 is detailed below. Any adjustments made during the three and six months ending June 30, 2004 and 2003 to the original impairment charge amounts were recognized in the income statement line item Gains and impairment (losses) on dispositions, net, as described above.

	Original charge	Balance at	Utilization for six months ended June 30, 2004			Balance at
	amount	December 31, 2003	Cash	Non-cash		June 30, 2004
Fourth Quarter 1999 Charge	$272,544	$18,282	$3,633	$		$14,649
2001 Charges	663,548	3,102	250		811	2,041
2002 Charges	292,979	24,395	3,365		(14)	21,044

Total	$1,229,071	$45,779	$7,248		$797	$37,734

Sale of France

On March 11, 2004, the Company completed a joint venture transaction of its funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, the Company received net cash proceeds of $287,886, net of transactions costs, and a note receivable in the amount of EUR 10,000. The transaction resulted in a pretax gain of $12,639, recorded in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations, and a non-cash tax benefit of $24,929, which were recognized in the quarter ended March 31, 2004. Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representation and warranties and other indemnifications resulting from the joint venture contract. Goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction. For further information regarding the sale of France, including pro forma financial information, see the Company’s Form 8-K filed on March 24, 2004.

     In July 2004, the Company paid $6,318, pursuant to the agreement, as a purchase price adjustment for the sale of France, which resulted in a cumulative pretax gain of $6,420. The Company’s liability for this payment was established in the second quarter of 2004 and recorded in Accounts payable and accrued liabilities in the consolidated balance sheet. The corresponding entry was recorded as a $6,219 loss in Gains and impairment (losses) on dispositions, net and $99 in Interest expense in the consolidated statement of operations for the quarter ended June 30, 2004.

Proceeds from Investment in United Kingdom Company

During the second quarter of 2004, the Company received proceeds of $53,839 from the sale of its minority interest equity investment in the United Kingdom and the prepayment of its note receivable, with accrued interest, following a successful public offering transaction of its United Kingdom company.

     The Company recognized income of $27,179, recorded in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations as of March 31, 2004, to adjust the carrying amount of the receivable to its realizable value. In addition, the Company recognized interest income on the receivable, in the amount of $4,478 recorded in Other income, net in the consolidated statement of operations as of March 31, 2004. In the second quarter of 2004, the Company recorded a pretax gain of $13,984 in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations, as a result of the sale and recognized a non-cash tax benefit of $8,000.

16. Discontinued Operations

In 1999, the Company began an initiative to identify and address non-strategic or underperforming businesses. As a result of the assessment, the Company committed to a plan during the second quarter of 2004, to divest the existing funeral and cemetery operations in Argentina and Uruguay. The Company is actively marketing these operations. The Company plans to have no continuing interest in these operations subsequent to disposal of the Argentina and Uruguay businesses. Therefore, these operations are classified as discontinued operations at June 30, 2004.

Impairment of Argentina

During the second quarter of 2004, the Company recorded an impairment of its funeral and cemetery operations in Argentina in the amount of $15,189 recorded in Loss from discontinued operations in the consolidated statement of operations. The new carrying amount reflects the estimated fair value based on current market conditions less costs to sell. Additionally, the Company recognized a non-cash tax benefit of $49,236 in discontinued operations in the three months ended June 30, 2004. This tax benefit represents the reduction of a previously recorded valuation allowance.

     The results of the Company’s discontinued operations for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$3,809	$3,547	$7,309	$6,230
Gains and impairment (losses) on dispositions, net	(15,189)	950	(15,189)	950
Other costs and expenses	(3,379)	(2,877)	(5,985)	(5,610)

(Loss) income from discontinued operations before income taxes	(14,759)	1,620	(13,865)	1,570
(Benefit) provision for income taxes	(49,096)	386	(48,956)	224

Income from discontinued operations	$34,337	$1,234	$35,091	$1,346

     Net liabilities of discontinued operations at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003
Assets:
Receivables, net of allowances	$3,494	$4,096
Other current assets	2,402	2,005
Preneed cemetery receivables and trust investments	1,413	1,601
Property, plant and equipment, at cost, net	430	376
Deferred charges and other assets	1,129	1,240

Total assets	8,868	9,318

Liabilities:
Accounts payable	1,376	1,107
Accrued liabilities and other current liabilities	6,028	6,493
Long-term debt	9,347	9,694
Deferred income taxes	13,314	13,026
Other liabilities and deferred credits	46,884	31,210

Total liabilities	76,949	61,530

Net liabilities of discontinued operations	68,081	52,212
Foreign currency translation	(67,326)	(71,001)

Net liabilities of discontinued operations, net of foreign currency translation	$755	$(18,789)

17. Restatement of Financial Statements

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

     The effect of the restatement on the Company’s previously reported consolidated statement of operations for the three and six months ended June 30, 2003 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	As Reported	As Restated	As Reported	As Restated
2003
Revenues	$582,695	$584,050	$1,160,105	$1,162,876
Costs and expenses	489,579	489,418	955,001	953,286
Gross profits	93,116	94,632	205,104	209,590
Operating income	52,655	54,171	152,566	157,052
Income from continuing operations before income taxes and cumulative effects of accounting changes	19,564	21,082	86,707	91,194
Provision for income taxes	6,419	7,008	31,405	33,146
Net income	14,379	15,308	56,648	59,394
Earning per share:
Basic - EPS	.05	.05	.19	.19
Diluted - EPS	.05	.05	.18	.19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Service Corporation International (SCI or the Company) is the world’s largest provider of funeral and cemetery services. At June 30, 2004, we operated 1,238 funeral service locations, 412 cemeteries and 143 crematoria located in seven countries. We also have a minority interest equity investment in funeral operations in France. For the quarter ended June 30, 2004, our North America operations represented approximately 98% of our consolidated revenues and consolidated gross profits.

     Our funeral and cemetery operations are organized into a North America division covering the United States and Canada, and a Foreign division including operations in South America, Germany and Singapore. Our operations in the North America division are organized into 32 major markets and 44 middle markets. Each market is led by a market director with responsibility for funeral and cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries realize efficiencies by sharing common resources such as personnel, preparation services and vehicles. There are three market support centers in North America to assist market directors with financial, administrative and human resource needs. These support centers, commonly referred to as “hubs,” are located in Houston, New York and Los Angeles. The primary functions of the market support centers are to help facilitate the execution of corporate strategies, coordinate communications between the field and corporate offices and serve as liaisons for implementation of policies and procedures.

Strengths and Challenges

SCI is the leading provider of funeral, cremation and cemetery services in North America. While there are three other publicly-traded companies that operate in our industry, we have more funeral homes and cemeteries and serve more consumers than the rest of the public peer group combined. With that said, the industry remains highly fragmented. We estimate that the other three public companies and SCI combined generate approximately 20% of total industry revenues. The other 80% is generated by independent funeral and cemetery operators. In 2000, we launched the first national branding strategy in the funeral service industry in North America under the name Dignity Memorial®. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired locations generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider. We believe SCI is the only company in our industry to successfully implement a national brand. We believe that a national brand gives us a competitive advantage and is discussed further in our strategies for growth described below.

     Our core business can be characterized as stable. It has favorable demographics and relatively predictable revenue and cash flow streams. These are further enhanced by a large backlog of deferred revenues associated with North America preneed funeral and cemetery sales.

     We and others in the industry face certain challenges in growing revenues. The primary external factors affecting revenue growth are a lack of near-term expansion in the number of deaths and an increasing trend toward cremation. Although the United States Census Bureau projects that the numbers of deaths will grow between 0.7% and 0.8% annually through 2010, modern advances in medicine and healthier lifestyles could reduce the numbers of deaths during this time.

     In North America, social trends, religious changes, environmental issues and cultural preferences are driving an increasing preference for cremation. SCI is the largest provider of cremation services in North America. Approximately 40% of the total funeral services we perform are cremation services as compared to the national average of approximately 30%. Our cremation mix is greater due to the high concentration of properties we own along the west coast of the United States, Florida, and Arizona where cremation rates exceed 45%. The rate of cremation in North America has been increasing approximately 100 to 150 basis points each year and we expect this trend to continue in the near term. A cremation service historically has generated less revenues and gross profit dollars than a traditional funeral service. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. We believe we are well positioned to respond to this trend and have experienced initial success through the use of contemporary marketing strategies and unique product and service offerings that specifically appeal to cremation consumers. See further information regarding initiatives to address cremation as part of our overall revenue growth strategy described below.

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

Improving the Infrastructure

     We have historically had an infrastructure that did not fully realize the inherent efficiencies in our large organization. As a result, we did not completely recognize the benefits of standardization, technology, process improvement and outsourcing programs. Some of the key actions taken to improve the infrastructure while reducing costs include redesigning our sales organization and improving business and financial processes. We also began to implement new information systems in our field locations.

     Having simplified our sales approach and redesigned our financial, technical and administrative infrastructure, we were able to make significant changes to the field management structure in late 2003. The former management structure consisted of multiple layers and two organizations (sales and operations). The new management structure is based on a major market and middle market concept with the understanding that our markets and businesses are not all the same and can benefit from different management approaches. We eliminated the dual management organizational structure, and now have one person responsible for each market who has the ability to lead in a multi-segment environment. This individual is charged with the responsibility of growing our business and maintaining a commitment to the Dignity Memorial® standards and brand.

Building the Brand

SCI has implemented the first national brand in the funeral service industry. This brand is called Dignity Memorial®. Internally, we are focused on ensuring that we have consistency in service standards and processes across our network of businesses. We want every customer interaction to be the standard “Dignity” interaction, which is based upon values of integrity, respect, enduring relationships and service excellence. Externally, we continue to enhance signage and local advertising efforts using the Dignity® name and logo, and we also sponsor several nationally recognized community programs. In 2003, we initiated a national advertising and marketing program to build awareness of the Dignity Memorial® brand. Through broadcast and cable television, newspapers, yellow pages and direct mail media, this program focuses on the distinct benefits and values that set Dignity Memorial® apart from other providers.

     Based on our market studies, we believe today’s funeral consumers are less interested in buying traditional funeral products and more interested in creating a meaningful experience and receiving professional help to deal with the administrative and legal challenges which occur when a loved one dies. Through our Dignity® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer through the entire experience. Some of the exclusive items offered through Dignity providers include grief counseling services, legal services, internet memorial archive capabilities, and the Aftercare® Planner - a comprehensive organizing system that helps families manage the many business details that arise after a death occurs. Dignity benefits also include the Bereavement Travel Program, a unique feature that allows customers to obtain special rates on airfare, car rentals and hotel accommodations for family and friends who must travel from out of town to attend funeral, cremation or memorial services. Importantly, these products and services appeal to both burial and cremation consumers. We are also focusing on programs that offer consumers new ways to personalize funeral services and create meaning in the experience.

Growing Our Revenues

As described earlier, we believe improvements in our cost structure will drive near term earnings growth; however, we realize that to achieve sustainable long-term earnings growth, we must also increase our revenues. We believe we can be successful in this regard by developing the Dignity® brand and listening to our customers.

Enhancing Sales Opportunities

We believe we can grow core revenues by utilizing technology and contemporary marketing techniques to enhance our sales opportunities and strengthen the competitive advantage of our national brand, Dignity Memorial®. In this regard, particular focus is being placed on selling Dignity Memorial® packaged funeral and cremation plans. We are also developing product differentiation within our cemeteries, and enhancing our cremation strategies.

     Our national brand name, Dignity Memorial®, also represents a unique set of packaged funeral and cremation plans offered exclusively through our network on an atneed and preneed basis. These packages are designed to simplify customer decision-making and include the unique value-added products and services described earlier which have traditionally been unavailable through funeral service locations. Our customer satisfaction index, as measured by independent surveys completed by consumers three weeks following a funeral, continues to reach record levels which we believe is largely attributable to the value and savings consumers receive when they select a Dignity® package. We believe we can increase the selection rate of Dignity® packaged plans through improved merchandising strategies that place less emphasis on traditional funeral merchandise and more focus on the comprehensive product and service offerings unique to Dignity Memorial® providers.

     We are also beginning to use more contemporary marketing techniques within our cemetery segment. Initiatives are underway to employ a tiered-product model that emphasizes a wide range of product and service offerings. We are particularly focusing on the development of high-end cemetery property projects such as private family estates. As of July 31, 2004, this tiered-product strategy had been implemented in less than 20% of the more than 400 cemeteries that we own and we believe this initiative will be a key driver of cemetery revenue growth in the second half of 2004 and 2005.

     To grow core revenues and profits, we believe we must address the growing trend toward cremation. We believe a successful cremation strategy is built on product differentiation, personalization and simplicity. Along with the sale of Dignity Memorial® cremation plans, we are also developing new displays to be used in the arrangement process that clearly explain the products and services available to cremation consumers. Within the cemetery segment, we are promoting cremation gardens, which are separate sections located within certain of our cemeteries where cremated remains can be permanently placed and that contain other unique memorialization products. We continue to develop our national brand, National Cremation®, which targets the direct cremation consumer. And finally, comprehensive training programs are being developed to support and drive these key initiatives, as well as to focus on creating a personal and meaningful experience for the cremation consumer.

Increasing Market Share

We believe that SCI has opportunities to grow market share due to its size and geographic diversity. We believe that a national brand will provide us access to new customers over the long term given the increasingly mobile nature of individuals in North America. In addition, we will continue to capitalize on our nationwide network of providers to develop affinity relationships with large groups of individuals to whom we can market our products and services. Such relationships include employers, social organizations and insurance companies. Our most strategic affinity partnership today is with the Veterans of Foreign Wars and Ladies Auxiliary whose membership exceeds two million. Over the longer term, we believe such groups can be key influencers in the funeral home selection process.

     In late 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure. In addition to reducing costs, our new management structure is intended to have our strongest business leaders focused on producing results in each of our markets. Under the new structure, many of the administrative and financial functions are now handled by support centers. The geographical scope of responsibility and accountability for these business leaders has also been narrowed. We believe this allows our market leaders to have a greater focus on developing people, growing market share and improving profitability in their respective markets.

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

     In June 2004, the Emerging Issues Task Force of the FASB published Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on the recognition and measurement of other-than-temporary impairments of debt and equity investments and requires certain disclosures related to unrealized losses. The recognition and measurement provisions of EITF 03-01 are effective for reporting periods beginning after June 15, 2004. The adoption of EITF 03-01 will not have a material impact in the Company’s consolidated financial statements.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R).

     Under the provisions of FIN 46R, we are required to consolidate certain cemeteries and trusts. Merchandise and service trusts and cemetery perpetual care trusts are variable interest entities because the trusts meet the conditions of paragraphs 5(a) and 5(b)(1) of FIN 46R. That is, as a group, the equity investors (if any) do not have sufficient equity at risk and do not have the direct or indirect ability through voting or similar rights to make decisions about the trusts’ activities that have a significant effect on the success of the trusts. FIN 46R requires us to consolidate merchandise and service trusts and cemetery perpetual care trusts for which we are the primary beneficiary (i.e., those for which we absorb a majority of the trusts’ expected losses). We are the primary beneficiary of a trust whenever a majority of the assets of the trust are attributable to deposits of our customers.

Consolidation of Trusts: We implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trusts and our cemetery perpetual care trusts. We did not recognize a cumulative effect of an accounting change as a result of the implementation of FIN 46R, as it relates to the consolidation of our trusts. The implementation of FIN 46R affects certain line items on our consolidated balance sheet and statement of operations as described below; however, there will be no impact to net income in the statement of operations as a result of the implementation. Additionally, the implementation of FIN 46R did not result in any net changes to our consolidated statement of cash flows; however, does require certain financing and investing activities to be disclosed.

     Although FIN 46R requires consolidation of most of the merchandise and service and perpetual care trusts, it does not change the legal relationships among the trusts, the company and our customers. In the case of merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, we do not have a legal right to the perpetual care trust assets. For these reasons, upon consolidation of the trusts, we recognize non-controlling interests in our financial statements to reflect third party interests in these trusts in accordance with FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (SFAS 150). We classify deposits to merchandise and service trusts as non-controlling liability interests and classify deposits to cemetery perpetual care trusts as non-controlling equity interests.

     We record cash received from customers, which have not been deposited in trusts as restricted cash in Deferred charges and other assets in our consolidated balance sheet. At June 30, 2004, these pending deposits totaled $18,020. We continue to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

     Beginning March 31, 2004, we recognize net realized investment earnings of the merchandise and service trusts and perpetual care trusts, as well as the related trustee investment expenses and taxes, within Other income, net. We then recognize a corresponding expense within Other income, net representing the net realized earnings of those trusts that are attributable to the non-controlling interest holders. The corresponding credit for this expense is reflected in our consolidated balance sheet in Non-controlling interest in funeral and cemetery trusts for merchandise and service trusts or Non-controlling interest in perpetual care trusts for cemetery perpetual care trusts. The sum of these expenses recorded in Other income, net offset the net realized earnings of such trusts also recognized within Other income, net. Accordingly, net income in the consolidated statement of operations is not affected by consolidation of the trusts in accordance with FIN 46R.

     To the extent the earnings of the trusts are distributed prior to the delivery of merchandise and/or services, a corresponding amount of non-controlling interest is reclassified to deferred revenue, until the corresponding revenues are recognized. In the case of merchandise and service trusts, we recognize as revenues, amounts previously attributed to non-controlling interests and deferred revenues upon the performance of services and delivery of merchandise, including earnings accumulated in these trusts. In the case of the cemetery perpetual care trusts, distributable earnings are recognized in cemetery revenues to the extent of qualifying cemetery maintenance costs.

     Prior to the implementation of FIN 46R and the consolidation of the trusts, monies received from customers and deposited into merchandise and service trusts until maturity of the preneed contract were recorded as receivables due from trust assets. Upon implementation of FIN 46R, we replaced receivables due from trust assets with the trust assets, at market, to the extent we were required to consolidate the trusts.

     An allowance for contract cancellation is provided based on historical experience. However, the amount has decreased since the implementation of FIN 46R. An allowance is no longer provided on the monies associated with the preneed contract that are held in trust, currently recorded as trust assets, but previously recorded as receivables due from trust assets.

     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that we classify as available-for-sale under the requirements of SFAS 115. In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive loss in our consolidated balance sheet. Using the guidance in EITF Topic D-41, Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115 (“Topic D-41”), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on our Accumulated other comprehensive income (loss) is disclosed in note fourteen in Item 1 of this Form 10-Q. However, our Accumulated other comprehensive income (loss) on the face of the balance sheet is ultimately not affected by consolidation of the trusts.

     For additional discussion of our accounting policies after the implementation of FIN 46R, see notes four through seven to the consolidated financial statements in Item 1 of this Form 10-Q.

Consolidation of Certain Cemeteries: Additionally, effective as of March 31, 2004, we consolidated certain cemeteries that we manage in accordance with FIN 46R. We recognized a pretax and after tax charge of $14.5 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in our consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant effect on our reported results of operations.

Insurance Funded Preneed Insurance Contracts

We changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at December 31, 2003, were $3.5 billion. The removal of these amounts did not have an impact on our consolidated stockholders’ equity, results of operations or cash flows. See note four to the consolidated financial statements in Item 1 of this Form 10-Q for additional information on insurance related preneed funeral balances.

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

Discount Rate — It is our policy to use a discount rate comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company’s pension benefits. The discount rate used to determine the present value of the obligation is adjusted annually based on prevailing interest rates as of the measurement date, which is September 30. In 2003, we lowered the discount rate used to determine the pension obligation from 7.00% to 6.25% based on the lower interest rate environment. For our interim 2004 estimates, we are using a discount rate of 6.25%.

Return on Plan Assets — In 2003, we used a 9.0% assumed rate of return on plan assets as a result of a high allocation of equity securities within the plan assets. At December 31, 2003, 74% of the plan assets were equity securities with the remaining 26% of plan assets being represented by fixed income securities. After the $20 million voluntary infusion of funds into the plan in March 2004, we rebalanced the plan assets to have a lower percentage invested in traditional equity securities and fixed income securities and instead incorporate investments in market neutral hedge funds. As of June 30, 2004, approximately 52% of plan assets were invested in core diversified and market neutral hedge funds, 37% of the plan assets were equity securities and the remaining 11% of plan assets were fixed income securities. We believe that this reallocation will reduce the volatility with limited reduction of returns. For our interim 2004 estimates, we assumed an 8.0% rate of return on plan assets. Every one percentage point variance from the actual return to the assumed rate of 8.0% will generate an experience gain or loss of $0.9 million.

Results of Operations — Three Months Ended June 30, 2004 and 2003

In the following discussion of results of operations, certain prior year amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial condition or cash flows.

     Consolidated revenues and gross profits in the second quarter of 2004 declined $152.0 million and $21.2 million, respectively, primarily attributable to the disposition of our French funeral operations, which were joint ventured on March 11, 2004. In the three months ended June 30, 2003, revenues and gross profits from funeral operations in France were $140.2 million and $15.8 million, respectively.

     Net income was $46.4 million or $.15 per diluted share in the second quarter of 2004 compared to $15.3 million or $.05 per diluted share in the second quarter of 2003. Net income was impacted by the disposition of our funeral operations in France in March 2004. In the second quarter of 2003, net income included $7.8 million, or $.03 per diluted share, associated with these businesses in France.

     Results for the three month periods ended June 30, 2004 and 2003 were also affected by the following items:

     Three Months Ended June 30, 2004

•	We recorded a loss on the early extinguishment of debt of $16.8 million ($10.5 million after tax) or $.03 per diluted share primarily related to the successful tender offer of our notes originally due 2005 and the redemption of our convertible notes originally due 2008.

•	We recognized a net pretax gain on dispositions of $0.7 million ($7.1 million after tax including non-cash tax benefits recognized from the sale of our minority interest in the United Kingdom) or $.02 per diluted share.

•	We recognized other operating income of $6.9 million ($4.7 million after tax) or $.02 per diluted share as a result of various reconciling activities and accounting matters regarding our trust accounts and preneed backlogs.

•	We recognized expenses of $5.0 million ($3.1 million after tax) or $.01 per diluted share associated with outstanding litigation matters.

•	We recognized a foreign currency transactional loss of $2.8 million ($2.3 million after tax) or $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.

•	Discontinued operations reported a pretax loss of $14.8 million, but net income after tax of $34.3 million or $.11 per diluted share. Included in this net after tax amount is a tax benefit of $49.2 million, which is expected to reduce cash taxes in future years.

     Three Months Ended June 30, 2003:

•	We incurred litigation expenses of $15.0 million ($9.4 million after tax) or $.03 per diluted share related to a decision in an arbitration matter.

•	We recognized a net pretax loss on dispositions of $2.5 million ($1.5 million after tax). We also recognized other operating expenses of $1.7 million ($1.1 million after tax) and a loss on the early extinguishment of debt of $0.4 million ($0.3 million after tax) or less than $.01 per diluted share. These combined items reduced net income by $2.9 million or $.01 per diluted share.

•	Discontinued operations contributed $1.6 million ($1.2 million after tax) or less than $.01 per diluted share.

Other Operating Income and Expenses

We are in the process of implementing new information systems in our funeral and cemetery locations related to both preneed and at need activities. Also related to our preneed funeral and cemetery activities, we adopted the new accounting interpretation FIN 46R as of March 31, 2004. Our adoption of FIN 46R resulted in the consolidation of our preneed funeral and cemetery merchandise and service trust assets and our cemetery perpetual care trust assets. In addition, we initiated projects in 2003 to reconcile all of the consolidated trust assets and corresponding preneed deferred revenues. As a result of these reconciliation projects, certain adjustments have been made to our trust assets, preneed deferred revenues and the underlying preneed backlog records that relate to prior years and are not material to our historical results of operations or financial condition and had no effect on our cash flows. Included in other operating income for the second quarter and first six months of 2004 is approximately $7 million related to these reconciliation projects. We expect to conclude these reconciliation projects by the time we file our 2004 Form 10-K. While the final amount of any resulting adjustment will not be known until these projects are complete, we do not expect any material adjustments to our results of operations, financial condition or cash flows to result from the conclusion of these projects.

North America Comparable Operating Results — Three Months Ended June 30, 2004 and 2003

The following table summarizes the North America comparable operating results for the first three months of 2004 and 2003. Comparable North America operations represented approximately 98% of consolidated revenues and gross profits during the second quarter of 2004. Comparable financial information excludes operations that have been divested, acquired or constructed during the period January 1, 2003 to June 30, 2004, and are meant to be reflective of “same store” results of operations.

	Three months ended
	June 30,
			Increase
	2004	2003	(Decrease)	Percentage
Funeral
Revenues	$275.3	$276.5	$(1.2)	(0.4)%
Gross Profits	$50.3	$52.0	$(1.7)	(3.3)%
Gross Margin	18.3%	18.8%
Funeral Services Performed	61,869	63,789	(1,920)	(3.0)%
Average Revenue Per Funeral Service	$4,294	$4,170	$124	3.0%
Cemetery
Revenues	$144.3	$150.2	$(5.9)	(3.9)%
Gross Profits	$21.8	$25.1	$(3.3)	(13.1)%
Gross Margin	15.1%	16.7%

     In millions, except funeral services performed and average revenue per funeral service.

North America Comparable Funeral

Funeral revenues were relatively flat quarter over quarter. Following a 3.5% increase in funeral volume in the first quarter, the number of funeral services performed in the second quarter declined 3.0%. On a year-to-date basis, the number of funeral services performed is slightly ahead of the first six months of 2003 and within management’s expectations for the year.

     The decline in funeral volume in the second quarter was partially offset by an increase in the average revenue per funeral service of 3.0%. This increase in average revenue continued to be positively affected by the expanded product and services offerings included in our Dignity Memorial® funeral and cremation plans. The Dignity® plans are focused on adding value for the consumer instead of relying on price increases. Dignity Memorial® funeral and cremation plans offer consumers unique products and services aimed at providing assistance with administrative and legal issues, travel needs, emotional support, and memorialization when a death occurs. Because of these comprehensive value-added offerings, the packages generate significant incremental revenue per funeral service compared to non-Dignity sales. During the second quarter of 2004, 17.5% of the total funeral consumers served selected a Dignity Memorial® plan compared to 16.8% in the second quarter of 2003. We are continuing to utilize technology and contemporary marketing techniques to enhance our sales opportunities and strengthen the competitive advantage of our national brand, Dignity Memorial®.

     During the second quarter of 2004, our results were impacted by an increase in the rate of cremation. Of the total comparable funeral services performed in the second quarter of 2004, 40.0% were cremation services versus 39.2% in the same period of 2003. In spite of this increased mix of cremation services, we are pleased with our continued ability to consistently deliver meaningful growth in the overall average revenue per funeral service.

     Funeral gross profits decreased $1.7 million to $50.3 million and the gross margin percentage was 18.3% compared to 18.8%. Increases in selling costs and facility expenses were partially offset by reductions in overhead costs.

North America Comparable Cemetery

North America cemetery revenue declined $5.9 million or 3.9% in the second quarter of 2004, primarily due to a $5.2 million decline in cemetery trust fund income. Cemetery operating revenues increased slightly during the period. Increases in at need revenues helped to offset declines in recognized preneed revenues primarily associated with fewer completed cemetery development projects. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and a minimum of 10% of the sales price is collected from the customer. In 2003, there were unusually high levels of revenues associated with these property development projects as a result of completing projects from a backlog created in 1999 and 2000 when our cash resources were limited. In 2004, we expect more normal levels of revenues related to completed construction projects.

     Cemetery gross profits for the quarter declined $3.3 million and the gross margin percentage was 15.1% compared to 16.7% predominantly due to lower levels of trust income as mentioned above. The decline in trust fund income was partially offset by reductions in overhead costs.

General and Administrative Expenses

In the second quarter of 2004, general and administrative expenses declined $12.2 million to $24.0 million, predominantly associated with a decrease in litigation expenses and reduced system amortization costs. We recognized legal expenses of $15.0 million in the second quarter of 2003 related to a decision in an arbitration matter. In the second quarter of 2004, we recognized $5.0 million of expenses for outstanding litigation matters. Included in the second quarter of 2003 was $4.6 million of accelerated amortization expense that is not included in 2004. In 2002, we made the decision to implement new information systems and, therefore, accelerated the amortization of the old systems. These accelerated amortization costs ceased in the third quarter of 2003 when amortization of the new systems commenced. The declines in litigation expenses and system amortization costs were partially offset by an increase of

$1.4 million in non-cash long-term incentive compensation expenses primarily related to the appreciation of the Company’s common stock in 2004.

     In addition to general and administrative expenses, there are two other components of overhead costs that are allocated to funeral and cemetery operations in North America: home office overhead and field overhead. These two overhead categories totaled $29.6 million in the second quarter of 2004 compared to $39.0 million in the same period of 2003 representing a decrease of $9.4 million or 24.1%. This decline in costs is a direct result of initiatives undertaken in 2003 to improve the management structure and to reduce our fixed costs.

Other Income and Expenses

In the second quarter of 2004, we recognized a net pretax gain of $0.7 million associated with dispositions compared to a net pretax loss of $2.5 million in 2003. A gain on the sale of our equity and debt holdings in the United Kingdom was offset by net losses associated with various dispositions in North America and a purchase price adjustment related to the joint venture of France. For further information regarding gains and impairment losses on dispositions see footnote fifteen to the consolidated financial statements in Item 1 of this Form 10-Q.

     Other operating income in the second quarter of 2004 was a net credit of $6.9 million for various adjustments made related to our trust assets and preneed backlog. These adjustments had no impact on cash flow and were a result of reconciling activities undertaken primarily due to the implementation of the preneed component of our new information systems and the adoption of FIN 46R.

     Interest expense was $2.8 million lower in the second quarter of 2004 compared to the second quarter of 2003 as we made substantial progress in reducing outstanding debt.

     Other income, net declined $2.5 million in the second quarter of 2004 compared to the previous period. This decrease is due to a $2.8 million foreign currency transactional loss recorded in 2004 associated with the payment of a contingent purchase obligation in Chile.

     The consolidated effective tax rate in the second quarter of 2004 was a benefit of approximately 53.0% which included non-cash tax benefits recognized primarily from the sale of our minority interest in the United Kingdom.

Results of Operations — Six Months Ended June 30, 2004 and 2003

In the following discussion of results of operations, certain prior year amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial condition or cash flows.

     In the six months ended June 30, 2004, total consolidated revenues decreased $144.7 million to $1,018.2 million primarily as a result of the joint venture of our funeral operations in France completed on March 11, 2004 which resulted in lower revenues of $148.4 million. Consolidated gross profits declined $23.1 million to $186.5 million in the first six months of 2004 compared to same period in 2003 as the joint venture of our French businesses resulted in a decrease of $23.0 million.

     Net income was $74.9 million or $.23 per diluted share in the first six months of 2004 compared to $59.4 million or $.19 per diluted share in the first six months of 2003. Net income in the first six months of 2004 included $8.1 million or $.02 per diluted share, related to our French business compared to $19.4 million or $.06 per diluted share in the first six months of 2003.

     Results for the six month periods ended June 30, 2004 and 2003 were affected by the following items:

     Six Months Ended June 30, 2004

•	We recorded a charge of $48.1 million (including an income tax benefit of $21.3 million) or $.14 per diluted share for the cumulative effect of accounting changes related to the implementation of FIN 46R and changes in pension accounting. For additional information regarding these accounting changes, see note three to the consolidated financial statements in Item 1 of this Form 10-Q.

•	We recognized a loss on the early extinguishment of debt of $16.8 million ($10.5 million after tax) or $.03 per diluted share primarily related to the successful tender offer of our notes due 2005 and the redemption of our convertible notes due 2008.

•	We recognized a net pretax gain on dispositions of $36.3 million ($58.5 million after tax including tax benefits realized) or $.17 per diluted share. For further information, see note fifteen to the consolidated financial statements in Item 1 of this Form 10-Q.

•	We recognized other operating income of $6.9 million ($4.7 million after tax) or $.01 per diluted share as a result of various reconciling activities regarding our trust accounts and preneed backlogs.

•	We recognized expenses of $40.0 million ($25.2 million after tax) or $.07 per diluted share associated with outstanding litigation matters.

•	Discontinued operations reported a pretax loss of $13.9 million, but net income after tax of $35.1 million or $.10 per diluted share. This includes a non-cash benefit of $49.2 million related to the proposed sale of these businesses.

•	We recognized a foreign currency transactional loss of $2.8 million ($2.3 million after tax) or $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.

•	We recognized other income of $4.5 million ($2.7 million after tax) or $.01 per diluted share related to interest income on a note receivable from the United Kingdom company in which we owned a minority interest.

     Six Months Ended June 30, 2003

•	Income in the first six months of 2003 included gains on disposition of $6.9 million ($4.3 million after tax) or $.02 per diluted share.

•	We incurred litigation expenses of $15.0 million ($9.4 million after tax) or $.03 per diluted share related to a decision in an arbitration matter.

•	We recognized other operating expenses of $1.1 million after tax or less than $.01 per diluted share related to the termination of a lease contract.

•	We recognized a gain on the early extinguishment of debt of $2.9 million ($1.2 million after tax) or less than $.01 per diluted share.

•	Discontinued operations contributed $1.3 million after tax or less than $.01 per diluted share.

Other Operating Income and Expenses

We are in the process of implementing new information systems in our funeral and cemetery locations related to both preneed and atneed activities. Also related to our preneed funeral and cemetery activities, we adopted the new accounting interpretation FIN 46R as of March 31, 2004. Our adoption of FIN 46R resulted in the consolidation of our preneed funeral and cemetery merchandise and service trust assets and our cemetery perpetual care trust assets. In addition, we initiated projects in 2003 to reconcile all of the consolidated trust assets and corresponding preneed deferred revenues. As a result of these reconciliation projects, certain adjustments have been made to our trust assets, preneed deferred revenues and the underlying preneed backlog records that relate to prior years and are not material to our historical results of operations or financial condition and had no effect on our cash flows. Included in other operating income for the second quarter and first six months of 2004 is approximately $7 million related to these reconciliation projects. We expect to conclude these reconciliation projects by the time we file our 2004 Form 10-K. While the final amount of any resulting adjustment will not be known until these projects are complete, we do not expect any material adjustments to our results of operations, financial condition or cash flows to result from the conclusion of these projects.

North America Comparable Operating Results — Six Months Ended June 30, 2004 and 2003

The following table summarizes the North America comparable operating results for the first six months of 2004 and 2003. Comparable North America operations represented approximately 85% of consolidated revenues and approximately 93% of consolidated gross profits during the first six months of 2004. Comparable financial information excludes operations that have been divested, acquired or constructed during the period January 1, 2003 to June 30, 2004, and are meant to be reflective of “same store” results of operations.

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)	Percentage
Funeral
Revenues	$578.7	$568.8	$9.9	1.7%
Gross Profits	$127.0	$121.7	$5.3	4.4%
Gross Margin	21.9%	21.4%
Funeral Services Performed	132,347	131,946	401	0.3%
Average Revenue Per Funeral Service	$4,231	4,146	$85	2.1%
Cemetery
Revenues	$287.1	$283.0	$4.1	1.4%
Gross Profits	$45.5	$50.7	$(5.2)	(10.3)%
Gross Margin	15.8%	17.9%

          In millions, except funeral services performed and average revenue per funeral service

North America Funeral

Comparable North America funeral revenues increased $9.9 million or 1.7% in the first six months of 2004 compared to 2003 as a result of an increase in the average revenue per funeral service. Average revenue per funeral service increased by 2.1% in the first half of 2004 compared to 2003. The number of funerals performed increased by 401 or 0.3%. Of the total comparable funeral services performed, approximately 39.5% were cremation services in the first six months of 2004 compared to 39.1% in 2003. Other funeral revenue declined by $3.0 million primarily as a result of decreased activity in Kenyon, our disaster assistance subsidiary.

     During the first six months of 2004, approximately 17% of the total funeral consumers served selected a Dignity Memorial® plan compared to 16% in the first six months of 2003. Dignity Memorial® funeral and cremation plans are designed to simplify the customer decision-making process and provide savings and value to consumers through unique products and services which have traditionally not been available through funeral service locations. In addition to improving customer satisfaction levels as measured by independent surveys, these packages also generate significant incremental revenue per funeral service compared to non-Dignity sales due to the comprehensive value-added offerings they provide.

     Funeral gross profits increased $5.3 million or 4.4% during the first half of 2004. The gross margin percentage improved to 21.9% versus 21.4% in the prior year period and is within our targeted gross margin range for the full year 2004 of 20% to 24%. This improvement in gross profits is primarily due to the increase in higher average revenue per funeral service performed.

North America Cemetery

Comparable North America cemetery revenue increased $4.1 million or 1.5% in the first six months of 2004. An increase of approximately $15.3 million associated with increases in atneed cemetery revenue due to higher levels of property sales, marker deliveries and service fees and was partially offset by a decrease of approximately $6.9 million related to recognized preneed cemetery revenue (revenues recognized from contracts that were previously prearranged ) as declines in marker deliveries and services fees were offset by increases in property sales. Also offsetting the increase in atneed revenues was a $4.3 million decrease in non-operating revenue, primarily trust fund earnings.

     Cemetery gross profits for the six months declined $5.2 million or 10.3%. The cemetery gross margin percentage of 15.8% was above the midpoint of our guidance range for 2004 of 13% to 17%. The decrease in gross profits compared to the first half of 2003 is primarily due to temporary increases in selling costs related to the new compensation structure for preneed sales counselors. Sales counselors can now receive a portion of sales compensation through a draw with the opportunity to earn a bonus if certain sales targets are achieved versus the historical compensation model that was based solely on commissions. We believe this new program will help us to recruit and retain a higher quality sales force over the longer term. During the initial phases of this program, we are incurring more fixed costs compared to historical periods as we recruit and train new salespeople. As the program matures, we believe that our selling costs will correlate more favorably with preneed sales production levels.

International Operations

On March 11, 2004, we completed a joint venture transaction of our funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, we received net cash proceeds of $287.9 million and a note receivable in the amount of EUR 10 million. As a result of the transaction, we recognized a pretax gain of $6.4 million. Revenues and gross profits from funeral operations in France were $127.3 million and $11.6 million, respectively, in the first half of 2004 and $275.6 million and $34.5 million, respectively, in the first half of 2003. For further information regarding the sale of France, including pro forma financial information, see our Form 8-K filed on March 24, 2004.

     During the second quarter of 2004, we began to actively market our businesses in Argentina and Uruguay for sale. We plan to have no continuing interest in these operations subsequent to a sale. As a result, these operations have been classified as discontinued.

General and Administrative Expenses

In the first six months of 2004, general and administrative expenses were $75.0 million. This included $40.0 million of litigation expenses. The proposed settlement of the securities class action lawsuit pending against the Company since January 1999 resulted in $35.0 million of litigation expenses, net of $30.0 million funded directly into escrow by our insurance carriers. The remaining expense of $5.0 million related to accruals for other outstanding litigation matters. The first six months of 2003 included $15.0 million of litigation expenses related to a decision in an arbitration matter. Also included in the first half of 2003 was $9.2 million of accelerated system amortization expense that is not included in 2004. In 2002, we made the decision to implement new information systems and, therefore, accelerated the amortization of our existing systems. These accelerated amortization costs ceased in the third quarter of 2003 when amortization of the new systems commenced. Excluding these net litigation expenses in both periods and the amortization in 2003, general and administrative expenses were $35.0 million in the first six months of 2004 compared to $33.5 million in the first half of 2003. This increase primarily results from increases in long term incentive compensation plan non-cash expenses of $2.4 million due to our stock appreciation in 2004.

     In addition to general and administrative expenses, there are two other components of overhead costs in North America: home office overhead and field overhead. These overhead costs are allocated to funeral and cemetery operations in North America. Home office and field overhead costs totaled $60.3 million in the first six months of 2004 compared to $76.5 million in the same period of 2003 representing a decrease of $16.2 million or 21.2%. This decline in costs is due to an improved management structure, and reduced expenses associated with various outsourcing programs and new information systems.

Other Income and Expenses

In the first six months of 2004, we recognized a net pretax gain of $29.7 million predominantly related to gains from the joint venture of our French funeral operations and the sale of our minority interest in the United Kingdom company. This gain was partially offset by net losses associated with the dispositions of funeral and cemetery businesses and excess cemetery property in North America.

     Interest expense continued to decline during the period reflecting the success we have had in reducing outstanding debt. Interest expense was $6.4 million lower in the first half of 2004 compared to the first half of 2003 and will continue to decline due to the extinguishment of the Company’s 6.75% convertible subordinated notes due 2008 following the conversion and redemption in June 2004.

     Other income, net increased $2.8 million in the first half of 2004 compared to the previous period. The increase is primarily related to interest income from a note receivable from the United Kingdom Company.

     The consolidated effective tax rate in the first half of 2004 was a benefit of 10.8% compared to an expense of 36.3% in the first half of 2003 due to tax benefits realized from the joint venture of our business in France in March 2004 and the United Kingdom transactions in the second quarter.

Financial Condition, Liquidity and Capital Resources

Our primary financial objectives are to capitalize on our financial flexibility and to continue generating strong operating cash flows. We believe that we are financially sound and have liquidity to consider internal opportunities to deploy capital and strategic acquisitions at reasonable market values. With a new credit agreement, we can now also consider a dividend, share repurchase program or further reductions in debt. We have a goal of achieving specific ratings with the credit rating agencies. At June 30, 2004, our long-term debt was rated “BB-” by Standard and Poor’s and “B1” by Moody’s Investors Service. In July 2004, Standard and Poor’s raised our credit rating to our targeted BB stable rating reflecting our cumulative success in strengthening our financial condition by using operating cash flow, asset sales and equity to reduce debt and extend our debt maturities. Our targeted rating from Moody’s Investors Service is a “Ba2”. Our financial condition continues to improve as demonstrated by the following trend in our cash and debt balances:

	June 30,	December 31,
(In millions)	2004	2003	2002	2001
Cash and cash equivalents	$340.9	$239.4	$200.6	$29.3
Total debt	1,297.6	1,701.9	1,974.4	2,522.0

Total debt less cash and cash equivalents	$956.7	$1,462.5	$1,773.8	$2,492.7

     Total debt less cash and cash equivalents at June 30, 2004 was $956.7 million, representing the lowest levels in our company since 1992. Total debt has been reduced by over $1.2 billion or 49% since December 31, 2001. This reduction is a result of strong operating cash flows including the receipt of tax refunds of approximately $152 million and a successful asset divestiture and joint venture program that produced over $800 million of net cash proceeds.

     In the first six months of 2004, we continued to increase our cash balance while simultaneously reducing our total debt. Our cash balance grew by approximately $100 million while our total debt declined by over $400 million resulting in a net reduction of over $500 million in total debt less cash and cash equivalents during 2004. Along with our operating cash flows, we received $287.9 million in net cash proceeds from our joint venture of our France operations in March 2004 and collected $53.8 million in the aggregate during the second quarter from liquidation of our debt and equity holdings in our former United Kingdom affiliate. The conversion into common stock of our convertible bonds in June 2004 reduced total debt by $221.7 million in principal. Our debt also declined due to a $24 million reduction in capital lease obligations associated and divested with our French operations. Partially offsetting these items was $135 million in payments into escrow to settle certain litigation matters in Florida and to establish a fund for certain securities litigation matters. Our cash balance at June 30, 2004 does not reflect a $25 million receivable from our insurance carriers related to the settlement of the litigation matters in Florida (See note twelve to the consolidated financial statements in Item 1 of this Form 10-Q).

Cash Flow

We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. The following table summarizes our cash flow results for the six months ended June 30, 2004 and 2003:

	Six months ended
	June 30,
(In millions)	2004	2003
Cash provided by operating activities	$132.8	$243.7
Cash provided by (used for) investing activities	$156.5	($20.0)
Cash used for financing activities	($186.6)	($270.2)

     Highlights from our cash flow results for the six months ended June 30, 2004 and 2003 are as follows:

     Operating Activities — Cash flows from operating activities declined by approximately $110.9 million primarily due to the receipt of a $94.5 million tax refund in 2003 and a $20.0 million voluntary cash contribution to the pension plan in 2004. In addition, net trust deposits for Florida preneed business in 2004 and comparatively low trade payable disbursements in 2003 were offset by reductions in interest payments and other 2004 working capital improvements in North America operations.

     As previously mentioned, we made a $20 million voluntary cash contribution to our frozen cash balance pension plan in March 2004. This plan is frozen with no more benefits accreting to participants except interest. In March 2004, we began making net trust deposits in Florida for our new preneed business as we discontinued the use of bonding as a financial assurance mechanism. Our net trust deposits in Florida were approximately $6.5 million during 2004 while zero Florida trust deposits were made in 2003 as we used surety bonding as our financial assurance mechanism on new business in that year. Cash interest payments declined by $9.6 million from $61.8 million in the first six months of 2004 compared to $71.4 million during the first half of 2003.

     Cash flows from operating activities excluding France were $114.5 million and $225.4 million for the six months ended June 30, 2004 and 2003, respectively. Even though we operated France for only two and half months during 2004, operating cash flows from France for the six months ended 2004 and 2003 were identical at $18.3 million. For the full year 2003, operating cash flows from France were approximately $33 million.

     Investing Activities — Cash flows from investing activities improved by $176.5 million primarily due to an increase in proceeds of $306.2 million from sales of international businesses and equity investments partially offset by $135.0 million in escrow deposits related to certain litigation matters and $15.6 million in reduced proceeds from our North America divestiture program.

     In March 2004, we completed the joint venture of our funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, we received net cash proceeds of approximately $287.9 million. Following a successful public offering transaction of our former United Kingdom affiliate during the second quarter of 2004, we liquidated our debt and equity holding in our former United Kingdom affiliate and collected $53.8 million in aggregate of which $49.2 million is reported as an investing activity. During the second quarter of 2003, we sold our remaining equity investment in our operations in Spain and received $26.0 million in proceeds.

     In March 2004, we deposited $100 million into escrow related to certain litigation matters in Florida. On April 20, 2004, we announced that the Company had entered into a memorandum of understanding representing a proposal to settle our securities class action lawsuit originally filed in 1999. The terms of the proposed settlement call for the Company to cause to be created a settlement fund totaling approximately $65 million in settlement of the claims. We deposited $35 million into escrow in May 2004, as the Company and its insurance carriers also entered into an agreement providing for the payment by the Company’s insurance carriers of $30 million towards this settlement. Restricted cash deposits in 2003 resulted from our decision to replace certain letters of credit with cash collateral.

     The joint venture of our operations in France in March 2004 resulted in a decrease of $8.5 million in capital expenditures during the first six months of 2004 compared to the same period of 2003. Capital expenditures by our France operations were $2.8 million during 2004 compared to $11.3 million during the six months ended June 30, 2003.

     Financing Activities — Cash used for financing activities declined by $83.6 million primarily due to significant early retirements during the first half of 2003 compared with debt restructuring in 2004. Along with scheduled maturities of $83.5 million during the six months ended June 30, 2003, we used $175.5 million in 2003 to purchase debt in the open market with funds collected during that period from tax refunds, proceeds from asset sales and cash flow from operations.

     During the second quarter of 2004, we executed a series of transactions to further strengthen our capital structure. In April 2004, we successfully completed a private offering of $250 million principal amount of 6.75% notes due 2016 and received net cash proceeds of approximately $243 million. Including the premium, $219.0 million of the net cash proceeds was applied to the early retirement of $208.7 million in principal of our 6% notes due 2005. Also in April 2004, as required by the terms of the agreement, we repaid the remaining $111.2 million of our 7.375% notes due 2004. Immediately following the June 22, 2004 conversion into common stock of approximately 71% of our outstanding 6.75% bonds due 2008, we exercised our option to redeem the remaining outstanding $91.1 million of the bonds for $94.6 million in cash, including premium. With these transactions in the second quarter of 2004, we have significantly extended our debt maturity schedule.

Liquidity

We believe we have sufficient cash and cash equivalents and a strong trend of operating cash flows. This liquidity affords us the opportunity to consider internal opportunities to deploy capital, strategic acquisitions at reasonable prices and other considerations of potential uses of cash including a dividend, share repurchase program or additional debt reductions. In August 2004, we initiated a share repurchase program for up to $100 million.

     As of June 30, 2004, we had a cash balance of approximately $340.9 million plus approximately $106 million of availability under our $185 million bank credit facility in place at that time. We have no cash borrowing under this credit facility, but we have issued approximately $79 million of letters of credit under the facility as of June 30, 2004. The maturity schedule for outstanding senior public notes due in the near and intermediate term is as follows:

Outstanding at
(In millions)	June 30, 2004
8.375% senior notes due December 2004	$50.8
6.0% senior notes due December 2005	$63.8
7.2% senior notes due June 2006	$150.0

     Our cash and cash equivalents balance increased to $340.9 million at June 30, 2004 from $239.4 million at December 31, 2003. We currently have less than $145 million in debt maturing during the remainder of 2004 and 2005.

     In early August 2004, we executed a new bank credit agreement, which matures in August 2007. This new bank credit agreement has a total lending commitment of $200 million, including a sublimit of $175 million for letters of credit. In addition, this new agreement increases our acquisition capacity and permits the payment of dividends and the repurchase of shares, subject to financial covenants and other conditions.

     During the third quarter of 2004 to date, we completed the following disbursements. In July 2004, we paid $51.8 million to satisfy a contingent purchase obligation associated with the 1998 acquisition of our businesses in Chile. Also in 2004, we paid $6.3 million as a purchase price adjustment related to our March 2004 joint venture of French business, which brings our cash proceeds from such joint venture to an approximate $281.6 million. Also in July 2004, we repaid the entire $11.4 million of life insurance policy loans related to our SERP and Senior retirement SERP program. For additional information on our pension plans, see note ten to the consolidated financial statements in Item 1 of this Form 10‑Q.

     We are continuing our program to divest of our international investments and in June 2004 management committed to a plan to divest of our businesses in Argentina and Uruguay. In addition, our improved financial condition and credit profile is allowing us to receive cash collateral back related to various commercial commitments. As of June 30, 2004, we had deposited cash collateral of $84.3 million related to these commitments. During July and early August 2004, we have already received approximately $27 million of collateral back and expect to receive additional amounts back during the balance of the year.

     In addition to making significant reductions in debt balances, our focus on our core operations has led to strong cash flows from operations. We believe that our increasing trend in operating cash flows not only gives us adequate means to meet the near and intermediate term debt obligations but also allows us to explore other potential uses of cash. Excluding a tax refund of $94.5 million and disbursements of $27.1 million (net of insurance recoveries) related to the resolution of certain litigation matters in 2003, cash flows from operations for the full year 2003 were $306.7 million. This trend of strong operating cash flows continues in 2004 with operating cash flows of $132.8 million for the first half of 2004. Also, we are expecting our cash interest payments to continue to decline during the second half of 2004 due to the June 22, 2004 conversion and redemption of the $312.7 million in remaining principal of our 6.75% bonds due 2008. The annual interest expense on these bonds was $21 million resulting in an expected $10.5 million in interest savings during the balance of 2004. Furthermore, we do not expect to be a cash taxpayer through 2006. Based upon our year-to-date performance we believe we will be within our guidance range for operating cash flows for the full year 2004 of $270 million to $310 million.

     We expect to generate cash flows in the next several years above our operating and financing needs. We believe that this financial flexibility coupled with our liquidity now allows us to consider investments or capital structure related transactions that will enhance shareholder value. We believe that our initial deployment of capital should be for internal opportunities such as construction of new funeral homes and development of high-end cemetery inventory. Secondarily, we expect to make acquisitions if such acquisitions are available at reasonable market prices. Finally, we could consider a dividend, share repurchase or additional debt reductions depending on acceptable market conditions. On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. We plan, subject to market conditions and normal trading restrictions, to make purchases from time to time in the open market or through privately negotiated transactions.

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

     The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on our consolidated balance sheet. However, when customers enter into a trust funded preneed contract, we record an asset, Preneed funeral receivables and trust investments and a corresponding obligation, Deferred preneed funeral revenues in our consolidated balance sheet for the contract price. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. When the Company receives payments on a trust funded preneed funeral contract from the customer, the Company deposits the amount required by law into the trust and reclasses the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. While some customers may pay for their contract in a single payment, most preneed funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive, on average, a down payment at the time of sale of approximately 11%. Historically, the majority of our preneed funeral trust contracts have not included a finance charge.

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

     If a customer cancels the trust funded preneed funeral contract, applicable law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at June 30, 2004 and December 31, 2003.

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

     The cash flow activity over the life of a trust funded preneed funeral contract that has been bonded from the date of sale to its death maturity or cancellation is captured in the line item Net effect of preneed funeral production and maturities in the consolidated statement of cash flows. The payments received from our customers for their trust funded preneed funeral contracts that have been bonded are a source of working capital cash flow from operating activities until the contracts mature. This is reduced by the payment of deferred selling costs, the premiums to the surety companies for the bond coverage, and refunds on customer cancellations of contracts. When a trust funded preneed funeral contract that has been bonded matures upon the death of the beneficiary, there is no additional cash flow to us unless the customer owed an outstanding balance, thus creating a negative effect on the cash flow from operating activities.

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

     The third party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of the preneed sale. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. Approximately 70% of our 2004 North America preneed funeral production is insurance funded preneed funeral contracts.

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

     The table below details the North America results of trust and insurance funded preneed funeral production for the six months ended June 30, 2004 and 2003, the related deferred selling costs incurred to obtain the trust funded preneed arrangements and the net selling activity associated with insurance funded preneed arrangements included in our consolidated statement of operations. Additionally, the table reflects revenues and previously deferred trust funded preneed funeral contract selling costs recognized in the consolidated statement of operations associated with death maturities of preneed funeral contracts for the six months ended June 30, 2004 and 2003.

	North America
	Funeral
	Six months ended
	June 30,
(In millions)	2004	2003
Preneed Production:
Trust	$57.4	$50.3
Insurance (1)	132.1	123.8

Total	$189.5	$174.1

Trust funded preneed funeral deferred selling costs	$8.3	$6.8

Insurance funded preneed funeral selling activity:
GA revenue	$15.9	$15.9
Direct expenses	13.6	11.8

Net activity	$2.3	$4.1

Death Maturity:
Previous preneed production included in current period revenues:
Trust	$66.6	$71.0
Insurance	92.8	101.1

	$159.4	$172.1

Amortization/recognition of trust funded preneed funeral deferred selling costs in current period	$4.8	$4.5

(1)	Amounts are not included in the consolidated balance sheet.

     The following table reflects the North America backlog of trust funded deferred preneed funeral contract revenues (including amounts related to Non-controlling interest in funeral and cemetery trusts) at June 30, 2004 and December 31, 2003. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of preneed funeral contract revenues at June 30, 2004 and December 31, 2003. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity. The preneed funeral deferred selling costs associated with trust funded contracts (net of an estimated allowance for cancellation) are included with preneed cemetery deferred selling costs as a component of Deferred charges and other assets.

	North America
	Funeral
(In millions)	2004	2003
Backlog of trust funded deferred preneed funeral revenues (1)	$1,443.6	$1,501.6
Backlog of insurance funded preneed funeral revenues (2)	$2,075.7	$2,018.4

Total backlog of preneed funeral revenues (total of (1) and (2))	$3,519.3	$3,520.0

Deferred selling costs associated with trust funded deferred preneed funeral revenues	$97.3	$95.4

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated cancellation reserve. Excludes unrealized gains/losses.

(2)	Insurance funded preneed funeral contracts are not included in the consolidated balance sheet.

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

     The table below details the North America results of total cemetery sales production and the amounts that have been deferred for the six months ended June 30, 2004 and 2003 and the related deferred selling costs incurred to obtain the contract items. Additionally, the table reflects previously deferred revenues and previously deferred selling costs recognized in the consolidated statements of operations associated with deliveries/services of cemetery contract items for the six months ended June 30, 2004 and 2003.

	North America
	Cemetery
	Six months ended
	June 30,
(In millions)	2004	2003
Deferral:
Total preneed cemetery production	$174.1	$174.3
Total atneed cemetery production	100.0	80.6

Total cemetery sales production	274.1	254.9
Less: Preneed property revenue recognized at date of sale (constructed cemetery interment rights where down payment was at least 10% of the sales price)	(60.3)	(54.3)
Less: Preneed property revenue accounted for as deposits held (cemetery interment rights where the down payment was less than 10%)	(21.0)	(18.1)
Less: Atneed property, merchandise and service revenue recognized at time of sale	(71.7)	(66.6)

Deferred preneed cemetery revenues	$121.1	$115.9

Deferred selling costs	$23.7	$22.9

Recognition:
Previously deferred revenue included in current period revenues	$105.8	$108.9

Amortization/recognition of deferred selling costs in current period	$18.1	$18.8

     The following table reflects the total North America backlog of Deferred cemetery contract revenues (including amounts related to Non-controlling interests in funeral and cemetery trusts) and the related preneed cemetery deferred selling costs included in our consolidated balance sheet at June 30, 2004 and December 31, 2003. The backlog amount presented is reduced by an amount that we believe will cancel before maturity. The preneed cemetery deferred selling costs (net of an estimated allowance for cancellation) are included with preneed funeral deferred selling costs as a component of Deferred charges and other assets.

	North America
	cemetery
(In millions)	2004	2003
Backlog of deferred cemetery revenues (1)	$1,635.4	$1,574.2

Deferred selling costs	$212.8	$204.9

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, except for unrealized gains or losses. Additionally, upon implementation of FIN 46R as of March 31, 2004, the Company recorded an increase of $43.5 million to Deferred preneed cemetery revenues in connection with the consolidation of certain cemeteries managed but not owned by the Company.

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

	June 30,	December 31,
(In millions)	2004	2003
Preneed funeral	$142.8	$125.6
Preneed cemetery:
Merchandise and services	183.8	179.6
Preconstruction	11.2	18.1

Bonds supporting preneed funeral and cemetery obligations	337.8	323.3

Bonds supporting preneed business permits	4.8	4.8
Other bonds	6.8	4.7

Total surety bonds outstanding	$349.4	$332.8

     When selling preneed funeral and cemetery contracts, we intend to post surety bonds where allowed by applicable law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the six months ended June 30, 2004 and 2003, we had $19.7 million and $29.7 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

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

     The applicable Florida law that allows posting of surety bonds for preneed contracts expires December 31, 2004; however, it allows for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. Of the total bonding proceeds we received for the six months ended June 30, 2004 and 2003, approximately $13.6 million and $22.9 million, respectively, were attributable to the state of Florida. On February 1, 2004, we elected to begin trusting as a financial assurance mechanism in Florida, rather than surety bonding, on new Florida business. Our net trust deposits attributable to these five months of new Florida business were $6.5 million. No trust deposits were made in 2003 in Florida as we used surety bonding as our financial assurance mechanism on new business in that year.

Cautionary Statement on Forward-Looking Statements

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, us. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense and negative currency translation effects.

•	The outcomes of pending lawsuits and proceedings against us involving alleged violations of securities laws and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Our ability to consummate the previously disclosed proposed settlement of our Consolidated Lawsuit (as defined within our Form 10-Q) involving allegations of violations of federal securities laws, which is subject to court approval following notice to members of the class, an opportunity for class members to object or opt out, and other conditions.

•	Our ability to consummate the settlement of lawsuits in Florida as described in the agreement in principle with respect thereto, and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Amounts payable by us with respect to our outstanding legal matters exceeding reserves established by us.

•	Our ability to successfully implement our strategic plan related to producing operating improvements, strong cash flows and further deleveraging.

•	Our ability to successfully implement our plan to reduce costs and increase cash flows associated with significant changes being made to our organization structure, process and quality of our sales efforts.

•	Changes to net income as a result of our ongoing reconciliation processes regarding our trust assets and preneed backlogs.

•	Changes in consumer demand and/or pricing for our products and services due to several factors, such as change in local number of deaths, cremation rates, competitive pressures and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully complete our ongoing process improvement and system implementation projects, including our replacement of our North America point-of-sale information technology systems.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully exploit our substantial purchasing power with certain of our vendors.

•	The outcome of a pending Internal Revenue Service audit and future tax deductions resulting from potential asset sales.

For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2003 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2003. Approximately $315.9 million, or 21%, of our net assets at December 31, 2003, are denominated in Euros related to our French operations. At June 30, 2004, less than 1% of our net assets related to our equity investment in France after consummation of a joint venture transaction. There have been no other material changes to the disclosure on this matter made in such Form 10-K.

     We occasionally use derivative instruments, primarily in the form of forward exchange contracts, to hedge our net investment in foreign assets and for other hedging activities. We generally do not participate in derivative transactions that are leveraged or considered speculative in nature. During the first quarter 2004, we executed certain forward exchange contracts as hedges of our net foreign investment in our France operations and related to our expected proceeds from the sale of a portion of our equity interest in and the prepayment of a note receivable from a United Kingdom company.

     At June 30, 2004, the above derivative instruments had expired with the sale of France and the receipt of the proceeds from the United Kingdom. We were not a party to any derivative transactions at June 30, 2004.

Item 4. Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Act of 1934, as amended (the “Exchange Act”), Robert L. Waltrip, the Company’s Chief Executive Officer, and Jeffrey E. Curtiss, the Company’s Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s second fiscal quarter of 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

     Management has determined there was a deficiency in the Company’s internal controls and procedures as of December 31, 2003. This deficiency related to revenue recognition transactions specifically associated with the timely recording of the delivery and performance of cemetery goods and services sold on a preneed basis. The Company has improved its controls and procedures with respect to these matters since the adoption of SAB 101, effective January 1, 2000, and continues to enhance these controls and procedures.

     Additionally, management has determined there were significant deficiencies in the Company’s internal controls and procedures as of June 30, 2004, related to our preneed funeral and cemetery activities. The identification of these significant deficiencies resulted from ongoing reconciliation projects initiated to reconcile the Company’s preneed backlog records, consolidated trust fund assets and corresponding preneed deferred revenues. The projects have indicated the need to adjust such preneed items for additional contract cancellations and maturities. The Company is implementing improvements to its controls and procedures with respect to its preneed funeral and cemetery activities and continues to enhance such controls and procedures. Most notably, the Company is in the process of implementing new point-of-sale information systems that contain enhanced controls and procedures related to both preneed and atneed activities in its funeral and cemetery locations. The Company also expects to conclude the reconciliation projects described above by the time it files its 2004 Form 10-K.

     Additionally, the Public Company Accounting Oversight Board recently adopted stringent standards governing management’s required evaluation of its internal controls over financial reporting and the independent auditors’ review of those controls and management’s evaluation thereof. The items referenced in the preceding paragraphs, if left unremediated, could preclude the independent auditors from delivering an unqualified opinion on internal controls under Section 404 of Sarbanes-Oxley.

Change in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in note twelve to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 13, 2004, the Company issued 9,798 shares of common stock (or deferred common stock equivalents) to each of eleven non-employee directors pursuant to the Director Fee Plan. The Company did not receive any monetary consideration for the issuances.

These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

     In June 2004, holders of $221.6 million of the Company’s 6.75% convertible subordinated notes due 2008 converted their notes into an aggregate of 32 million shares of common stock pursuant to the terms of the notes. The Company paid cash in lieu of fractional shares. Holders of record on June 7, 2004 received accrued interest of $33.75 per $1,000 principal amount of notes. The shares of common stock issued upon conversion of the notes constituted exempt securities under Section 3(a)(9) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds upon conversion.

     In June 2004, the Company redeemed $91.1 million of its 6.75% convertible subordinated notes due 2008. The redemption was made pursuant to the terms of the notes. The Company paid 103.86% per $1,000 principal amount of notes. Holders of record on June 7, 2004 received accrued interest of $33.75 per $1,000 principal amount of notes.

Issuer purchases of equity securities
	(a)	(b)	(c)	(d)
Maximum number (or
			Total number of	approximate dollar
			shares (or units)	value) of shares
			purchased as part	(or units) that may
	Total number of		of publicly	yet be purchased
	shares	Average price paid	announced plans or	under the plans or
Period	(or units) purchased	per share (or unit)	programs	programs
April 1, 2004 – April 30, 2004	—	—	—	—
May 1, 2004 – May 31, 2004	—	—	—	—
June 1, 2004 – June 30, 2004	91,061 (1)	$1,038.60 (2)	—	—

(1)  Relates to the redemption of 6.75% convertible subordinated notes due 2008

(2)  Price per $1,000 principal amount of 6.75% convertible subordinated notes due 2008

Item 4. Submission of Matters to a Vote of Security Holders

On May 13, 2004, the Company held its annual meeting of shareholders and elected six directors. The shares voting on the director nominees were cast as follows:

		Abstentions or
Nominee	Votes for	votes withheld
Alan R. Buckwalter, III	272,256,733	8,054,896
S. Malcolm Gillis	273,342,262	6,969,367
B. D. Hunter	271,253,623	9,058,006
Victor L. Lund	269,224,559	11,087,070
John W. Mecom, Jr.	272,704,639	7,606,990
Thomas L. Ryan	269,222,862	11,088,767

     In addition, the shareholders approved the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2004. The shares voting were cast as follows:

		Abstentions or	Broker
Votes for	Votes against	votes withheld	non-votes
272,075,003	7,828,982	407,644	0

     The shareholders also approved a proposal to amend and re-approve the Company’s Amended 1996 Incentive Plan, as follows:

		Abstentions or	Broker
Votes for	Votes against	votes withheld	non-votes
176,357,020	40,775,670	1,530,018	61,648,921

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Bylaws, as amended.

10.1	Registration Rights Agreement dated as of March 30, 2004, among Service Corporation International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Lyonnais Securities (USA) Inc., Lehman Brothers Inc. and Raymond James & Associates, Inc.

12.1	Ratio of earnings to fixed charges for the six months ended June 30, 2004 and 2003.

31.1	Certification of Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.2	Defendants’ Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.3	Defendants’ motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.4	Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.5	Defendant’s Reply to Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

99.6	Amended and Restated Revolving Credit Agreement dated as of August 11, 2004 among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Southwest Bank of Texas, N.A. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers.

           Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

     (b) Reports on Form 8-K

     The Company furnished a report on Form 8-K dated April 14, 2004 reporting under “Item 9. Regulation FD Disclosure” that attached as an exhibit was the Company’s press release dated April 14, 2004 which announced the Company’s completion of its offering of $250 million Senior Notes due 2016.

     The Company filed a report on Form 8-K dated April 14, 2004 reporting (i) under “Item 5. Other Events and Regulation FD Disclosure” that the Company announced the expiration of the early participation period of the Company’s tender offer for its 6% Notes due 2005, and (ii) under “Item 7. Financial Statements and Exhibits” that the related press release was attached as an exhibit.

     The Company furnished a report on Form 8-K dated April 20, 2004 reporting (i) under “Item 7. Financial Statements and Exhibits” that attached as an exhibit was the Company’s press release dated April 20, 2004 and (ii) under “Item 9. Regulation FD Disclosure” that such press release announced the Company had entered into a memorandum of understanding to settle the securities class action lawsuit filed against the Company and certain current and former officers in January 1999.

     The Company filed a report on Form 8-K dated April 22, 2004 reporting (i) under “Item 5. Other Events and Regulation FD Disclosure” that the Company announced the completion of its tender offer for up to $200 million of its 6% Notes due 2005, and (ii) under “Item 7. Financial Statements and Exhibits” that the related press release was attached as an exhibit.

     The Company furnished a report on Form 8-K dated May 10, 2004 reporting under “Item 12. Results of Operations and Financial Condition” that attached as an exhibit was the Company’s press release dated May 10, 2004 which disclosed the financial results for the first quarter of 2004.

     The Company filed a report on Form 8-K dated May 13, 2004 reporting (i) under “Item 5. Other Events” that S. Malcolm Gillis and Thomas L. Ryan were elected to the Company’s Board of Directors, and (ii) under “Item 7. Financial Statements and Exhibits” that the related press release was attached as an exhibit.

     The Company furnished a report on Form 8-K dated May 14, 2004 reporting under “Item 9. Regulation FD Disclosure” that attached as exhibits were two Company press releases dated May 13, 2004 which announced the Company’s call for redemption of all of its 6.75% Convertible Subordinated Notes due 2008.

     The Company furnished a report on Form 8-K dated June 22, 2004 reporting under “Item 9. Regulation FD Disclosures” that attached as an exhibit was the Company’s press release dated June 22, 2004 which announced the completion of the redemption of the Company’s $312.7 million aggregate principal amount of 6.75% Convertible Subordinated Notes due 2008.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 16, 2004	SERVICE CORPORATION INTERNATIONAL

By: /s/ Jeffrey E. Curtiss

Jeffrey E. Curtiss
Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Bylaws, as amended.

10.1	Registration Rights Agreement dated as of March 30, 2004, among Service Corporation International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Lyonnais Securities (USA) Inc., Lehman Brothers Inc. and Raymond James & Associates, Inc.

12.1	Ratio of earnings to fixed charges for the six months ended June 30, 2004 and 2003.

31.1	Certification of Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.2	Defendants’ Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.3	Defendants’ motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.4	Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.5	Defendant’s Reply to Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

99.6	Amended and Restated Revolving Credit Agreement dated as of August 11, 2004 among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Southwest Bank of Texas, N.A. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers.