Form 10-Q
period 2004-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2004-11-08
CIK 89089

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2004 was 330,339,308 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Consolidated Statement of Operations -	3
Three and Nine Months Ended September 30, 2004 and 2003
Unaudited Consolidated Balance Sheet -	4
September 30, 2004 and December 31, 2003
Unaudited Consolidated Statement of Cash Flows -	5
Nine Months Ended September 30, 2004 and 2003
Unaudited Consolidated Statement of Stockholders’ Equity -	6
Nine Months Ended September 30, 2004
Notes to Unaudited Consolidated Financial Statements	7-34
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction	34
Strengths and Challenges	34-35
The Path to Growth	35-37
Critical Accounting Policies and Accounting Changes	37-40
Results of Operations	40-46
Financial Condition, Liquidity and Capital Resources	46-49
Preneed Funeral and Cemetery Activities	49-56
Cautionary Statement on Forward-Looking Statements	56-57
Item 3. Quantitative and Qualitative Disclosures about Market Risk	57-58
Item 4. Controls and Procedures	58-60
Part II.Other Information
Item 1. Legal Proceedings	60
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	60
Item 5. Other Information	60
Item 6. Exhibits	60-61
Signature	62
Form of Indemnification Agreement
First Amendment to Retirement Savings Plan
Ratio of earnings to fixed charges
Certification of CEO - Section 302
Certification of CFO - Section 302
Certification of CEO - Section 906
Certification of CFO - Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
		note 17		note 17
Revenues	$403,352	$566,461	$1,421,526	$1,729,337
Costs and expenses	335,083	497,515	1,166,776	1,450,801

Gross profit	68,269	68,946	254,750	278,536

General and administrative expenses	(25,298)	(52,775)	(100,347)	(110,454)
Gains and impairment (losses) on dispositions, net	(3,281)	(1,452)	33,018	5,413
Other operating income (expense)	—	—	6,932	(1,724)

Operating income	39,690	14,719	194,353	171,771
Interest expense	(27,888)	(34,835)	(94,668)	(107,968)
Gain (loss) on early extinguishment of debt	—	176	(16,770)	2,079
Other income, net	4,569	11,218	12,758	16,590

	(23,319)	(23,441)	(98,680)	(89,299)

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	16,371	(8,722)	95,673	82,472
Provision (benefit) for income taxes	4,079	(3,331)	(4,468)	29,815

Income (loss) from continuing operations before cumulative effects of accounting changes	$12,292	$(5,391)	$100,141	$52,657
Income from discontinued operations (net of income tax expense (benefit) of $141, $112, ($48,815) and $336, respectively)	284	659	35,375	2,005
Cumulative effects of accounting changes (net of income tax benefit of $21,274)	—	—	(48,061)	—

Net income (loss)	$12,576	$(4,732)	$87,455	$54,662

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes	$.04	$(.02)	$.32	$.18
Income from discontinued operations, net of tax	—	—	.11	—
Cumulative effects of accounting changes, net of tax	—	—	(.15)	—

Net income (loss)	$.04	$(.02)	$.28	$.18

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes	$.04	$(.02)	$.31	$.18
Income from discontinued operations, net of tax	—	—	.10	—
Cumulative effects of accounting changes, net of tax	—	—	(.14)	—

Net income (loss)	$.04	$(.02)	$.27	$.18

Basic weighted average number of shares	336,590	300,507	315,656	299,221

Diluted weighted average number of shares	340,215	300,507	348,894	299,842

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$318,045	$239,431
Receivables, net	118,414	229,839
Inventories	86,951	136,807
Current assets of discontinued operations	5,808	6,101
Other	171,957	61,146

Total current assets	701,175	673,324

Preneed funeral receivables and trust investments	1,192,619	1,229,765
Preneed cemetery receivables and trust investments	1,370,412	1,083,035
Cemetery property, at cost	1,534,642	1,524,847
Property, plant and equipment, at cost, net	969,849	1,277,583
Non-current assets of discontinued operations	4,340	3,217
Deferred charges and other assets	668,151	738,011
Goodwill	1,167,092	1,195,422
Cemetery perpetual care trust investments	699,888	—

	$8,308,168	$7,725,204

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$369,608	$449,497
Current maturities of long-term debt	59,025	182,682
Current liabilities of discontinued operations	9,187	7,600
Income taxes	7,466	29,576

Total current liabilities	445,286	669,355

Long-term debt	1,235,691	1,519,189
Deferred preneed funeral revenues	480,514	1,612,347
Deferred preneed cemetery revenues	874,298	1,575,352
Deferred income taxes	311,583	418,375
Non-current liabilities of discontinued operations	69,647	53,930
Other liabilities	361,360	349,698
Non-controlling interest in funeral and cemetery trusts	1,977,856	—
Commitments and contingencies (note 12)
Non-controlling interest in perpetual care trusts	675,140	—
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 332,658,017 and 302,039,871, issued and outstanding (net of 7,970,268 and 2,469,445 treasury shares, at par)	332,658	302,040
Capital in excess of par value	2,451,512	2,274,664
Unearned compensation	(2,264)	—
Accumulated deficit	(850,608)	(938,063)
Accumulated other comprehensive loss	(54,505)	(111,683)

Total stockholders’ equity	1,876,793	1,526,958

	$8,308,168	$7,725,204

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended
	September 30,
	2004	2003
		(Restated)
		note 17
Cash flows from operating activities:
Net income	$87,455	$54,662
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	(35,375)	(2,005)
Loss (gains) on early extinguishments of debt	16,770	(2,079)
Cumulative effects of accounting changes, net of tax	48,061	—
Depreciation and amortization	103,607	122,120
(Benefit) provision for deferred income taxes	(6,507)	7,635
(Gains) and impairment losses on dispositions, net	(33,018)	(5,413)
Other operating (income) expense	(6,932)	1,724
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	20,213	52,291
Decrease in other assets	964	32,617
Increase in payables and other liabilities	19,757	33,080
Net effect of preneed funeral production and maturities	(30,461)	1,289
Net effect of cemetery production and deliveries	(4,159)	(1,876)
Other	348	10,468

Net cash provided by operating activities from continuing operations	180,723	304,513
Net cash provided by (used in) operating activities from discontinued operations	2,503	(925)

Net cash provided by operating activities	183,226	303,588
Cash flows from investing activities:
Capital expenditures	(67,495)	(79,864)
Proceeds from divestitures and sales of property and equipment	30,326	52,186
Proceeds and distributions from joint ventures and equity investments, net of cash retained	330,789	30,802
Acquisitions, net of cash acquired	(1,818)	—
Payment of purchase obligations to former owners of acquired business	(51,749)	—
Net deposits of restricted funds and other	(119,085)	(56,230)

Net cash provided by (used in) investing activities from continuing operations	120,968	(53,106)
Net cash used in investing activities from discontinued operations	(132)	(373)

Net cash provided by (used in) investing activities	120,836	(53,479)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	241,237	—
Payments of debt	(124,752)	(86,604)
Early extinguishments of debt	(313,778)	(194,019)
Proceeds from exercise of stock options	6,040	—
Purchase of Company common stock	(34,812)	—
Bank overdrafts and other	—	(10,349)

Net cash used in financing activities	(226,065)	(290,972)
Effect of foreign currency	617	4,158

Net increase (decrease) in cash and cash equivalents	78,614	(36,705)
Cash and cash equivalents at beginning of period	239,431	200,625

Cash and cash equivalents at end of period	$318,045	$163,920

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

					Accumulated
		Capital in			other
	Common	excess of	Unearned	Accumulated	comprehensive
	Stock	par value	Compensation	deficit	loss	Total
Balance at December 31, 2003	$302,040	$2,274,664	$—	$(938,063)	$(111,683)	$1,526,958
Net income				87,455		87,455
Other comprehensive income:
Foreign currency translation					(25,427)	(25,427)
Minimum pension liability					33,599	33,599
Reclassification for translation adjustments realized in net income					49,006	49,006

Total other comprehensive income						57,178

Contributions to employee 401(k) plan	2,110	12,048				14,158
Stock option exercises and other	1,658	6,397				8,055
Debt conversion	32,034	185,120				217,154
Restricted stock award	428	2,483	(2,911)			—
Restricted stock amortization			647			647
Purchase of common stock	(5,612)	(29,200)				(34,812)

Balance at September 30, 2004	$332,658	$2,451,512	$(2,264)	$(850,608)	$(54,505)	$1,876,793

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. Nature of Operations

Service Corporation International (SCI or the Company) is the world’s largest provider of funeral and cemetery services. The Company owns and operates funeral service locations, cemeteries and crematoria located in seven countries. The Company also has a minority interest equity investment in funeral operations in France. In addition to its cemetery and funeral operations, the Company owns and operates Kenyon International Emergency Services, a disaster response team that engages in mass fatality and emergency response services.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s current report on Form 8-K filed September 2, 2004, which superseded the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2003, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

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

     The effective tax rate in the three months ended September 30, 2004 was an expense of 24.9% compared to a benefit of 38.2% in the three months ended September 30, 2003. The 2004 rate was favorably impacted by a $2,356 tax benefit adjustment resulting from a change in estimated 2003 federal tax liabilities. The tax benefit in the three months ended September 30, 2003 is due to the net loss for the quarter. The effective tax rate in the nine months ended September 30, 2004 was a benefit of 4.7% compared to an expense of 36.2% in the same period of 2003. The unusual tax rate in the nine months ended September 30, 2004 is due to non-cash tax benefits recognized from the joint venture of the French operations consummated in March 2004 and the sale of the Company’s equity investment in the United Kingdom in the second quarter of 2004. For more information, see note fifteen to the consolidated financial statements.

Equity Investments

At September 30, 2004, the Company had a minority investment in certain funeral operations in France. The Company accounts for this investment using the equity method of accounting for investments recorded in Deferred charges and other assets on the Company’s consolidated balance sheet.

Treasury Stock

The Company recently announced a share repurchase program authorizing the investment of up to $100,000 to repurchase its common stock. The Company makes purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. The Company accounts for the repurchase of its common stock under the par value method. The Company uses the average cost method on the subsequent reissuance of treasury shares. Any resulting differences between the average cost and the current market value upon issuance of treasury stock to the Company’s 401(k) plans are expensed as compensation cost.

3. Accounting Changes and New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted the disclosure provisions of EITF 03-1 during the period ended June 30, 2004. The adoption of the measurement and recognition provisions will not have a material impact on the consolidated financial statements, result of operations or liquidity of the Company.

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

Consolidation of Trusts: The Company implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trust assets and the Company’s cemetery perpetual care trusts. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46R as it relates to the consolidation of the trusts. The implementation of FIN 46R affects certain line items on the Company’s consolidated balance sheet and statement of operations as described below; however, there is no impact to net income in the statement of operations as a result of the implementation. Additionally, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows; however, it does require certain financing and investing activities to be disclosed. See notes four through six to the consolidated financial statements.

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

     The Company records cash received from customers, which has not been deposited in trusts as restricted cash in Deferred charges and other assets in its consolidated balance sheet. At September 30, 2004, these pending deposits totaled $10,800. The Company continues to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

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

     An allowance for contract cancellation is provided based on historical experience. An allowance is no longer provided on the monies associated with the preneed contract that are held in trust, currently recorded as trust assets, but previously recorded as receivables due from trust assets. As such, the amount has decreased since the implementation of FIN 46R.

     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale by the Company under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive loss in the Company’s consolidated balance sheet. Using the guidance in EITF Topic D-41, “Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115” (“Topic D-41”), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on the Company’s Accumulated other comprehensive income (loss) is disclosed in note fourteen of the consolidated financial statements. However, the Company’s Accumulated other comprehensive income (loss) on the face of the balance sheet is ultimately not affected by consolidation of the trusts.

     For additional discussion of the Company’s accounting policies after the implementation of FIN 46R, see notes four through seven to the consolidated financial statements.

Consolidation of Certain Cemeteries: Effective as of March 31, 2004, the Company consolidated certain cemeteries managed by the Company in accordance with FIN 46R. The Company recognized an after tax charge of $14,462, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in the Company’s consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on the Company’s reported results of operations.

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

     Effective January 1, 2004, the Company changed its accounting for gains and losses on its pension plan assets and liabilities. The Company now recognizes such gains and losses in its consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes the new method of accounting better reflects the economic nature of the Company’s pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, the Company recognized a charge for the cumulative effect of an accounting change of $33,599 (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, the Company records net pension expense or income reflecting estimated returns on plan assets and obligations. The Company will recognize actual gains and losses on plan assets and obligations as actuarial information becomes available upon review of the annual remeasurement. See note ten to the consolidated financial statements for additional information on pensions.

     The three and nine months ended September 30, 2003 pro forma amounts in the table below reflect the new policy to recognize gains and losses on the pension plans as incurred and reflect interim estimates as mentioned above.

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003
	Historical	Pro forma	Historical	Pro forma
	(Restated		(Restated
	note 17)		note 17)
(Loss) income from continuing operations before cumulative effect of accounting change	$(5,391)	$(2,055)	$52,657	$59,737
Net (loss) income	$(4,732)	$(1,396)	$54,662	$61,742
Amounts per common share:
Net (loss) income – basic	$(.02)	$(.01)	$.18	$.21
Net (loss) income – diluted	$(.02)	$(.01)	$.18	$.21

4. Preneed Funeral Activities

The Company sells price-guaranteed preneed funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states and provinces require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts or a surety bond may be posted in lieu of trusting (collectively “trust funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral (“insurance funded preneed funeral contracts”). The insurance policy proceeds, which include increasing insurance benefits, will be used to pay the Company for the funeral goods and services selected at the time of contract origination. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future. The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on the consolidated balance sheet. Effective March 31, 2004, the Company changed certain aspects of its accounting for trust funded preneed funeral contracts upon implementation of FIN 46R. For additional information, see note three to the consolidated financial statements. After the change, when a trust funded preneed funeral contract is consummated, the Company records an asset (included in Preneed funeral receivables and trust investments) and corresponding liability (included in Deferred preneed funeral revenues) for the contract price. When the Company receives payments from the customer, the Company deposits the amount required by law into the trust and reclasses the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. The Company deposited $8,542 and $32,770 into trusts during the three and nine months ended September 30, 2004, respectively and withdrew $18,509 and $38,817 from trusts during the three and nine months ended September 30, 2004, respectively.

     Direct selling costs related to trust funded preneed funeral contracts are deferred and included in Deferred charges and other assets in the Company’s consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded preneed funeral contract revenue when recognized. Deferred selling costs associated with trust funded preneed funeral contracts were $111,953 and $113,920 at September 30, 2004 and at December 31, 2003, respectively. Direct selling costs incurred pursuant to the sales of insurance funded preneed funeral contracts are expensed as incurred.

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust assets and customer receivables related to unperformed, price-guaranteed trust funded preneed funeral contracts. The components of Preneed funeral receivables and trust investments in the Company’s consolidated balance sheet at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Receivables due from trust assets, at cost	$—	$1,201,059
Trust investments, at market	1,039,118	—
Receivables from customers	168,580	190,332

	1,207,698	1,391,391
Allowance for cancellation	(15,079)	(161,626)

Preneed funeral receivables and trust investments	$1,192,619	$1,229,765

     An allowance for contract cancellation is provided based on historical experience. An allowance is no longer provided on the monies associated with the preneed contracts that are held in trust, currently recorded as trust investments, but previously recorded as receivables due from trust assets. As such, the amount has decreased since the implementation of FIN 46R.

     Upon cancellation of a trust funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, the Company assesses such contracts to determine whether a loss provision should be recorded. No loss amounts have been required to be recognized as of September 30, 2004 or December 31, 2003.

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

     The cost and market values associated with funeral trust investments at September 30, 2004 are detailed below. The market value of funeral trust investments was based primarily on quoted market prices at September 30, 2004. The Company periodically evaluates investments for other-than-temporary impairment and as a result of its most recent review believes the unrealized losses of $29,410 related to trust investments are temporary in nature. At September 30, 2004, the Company’s unrealized losses greater than one year in duration primarily related to certain private equity and other investments.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and cash equivalents	$57,073	$—	$—	$57,073
Fixed income securities:
U.S. Treasury	97,689	339	(2,354)	95,674
Foreign government	73,079	839	(102)	73,816
Corporate	13,513	310	(342)	13,481
Mortgage-backed	103,071	2,910	(5,849)	100,132
Insurance-backed	191,400	—	—	191,400
Asset-backed and other	6,492	1,124	(1,394)	6,222
Equity securities:
Common stock	307,815	28,998	(6,782)	330,031
Mutual funds:
Equity	56,787	8,734	(303)	65,218
Fixed income	43,353	668	(44)	43,977
Private equity and other	73,911	423	(12,240)	62,094

Trust investments	$1,024,183	$44,345	$(29,410)	$1,039,118

Market value as of a percentage of cost				101.46%

     Maturities of fixed income securities at September 30, 2004 are estimated as follows:

Market
Due in one year or less	$73,642
Due in one to five years	151,149
Due in five to ten years	70,754
Thereafter	185,180

$480,725

     During the three and nine months ended September 30, 2004, purchases of available-for-sale securities included in trust investments were $269,884 and $493,932, respectively and sales of available-for-sale securities included in trust investments were $276,927 and $561,306, respectively. These transactions resulted in $13,950 and $10,414 of realized gains and realized losses, respectively for the three months ended September 30, 2004. For the nine months ended September 30, 2004, sales transactions resulted in $29,981 and $17,059 of realized gains and realized losses, respectively. The Company uses the FIFO method to determine the cost of funeral trust available-for-sale securities sold during the period.

Deferred Preneed Funeral Revenues

At September 30, 2004, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral service revenues including distributed trust investment earnings associated with unperformed trust funded preneed funeral contracts that are not held in trust accounts. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts. At December 31, 2003 and prior to the implementation of FIN 46R, Deferred preneed funeral revenues represent the original price of a trust funded preneed funeral contract plus the net trust investment earnings.

     An allowance for contract cancellation is provided based on historical experience. However, the amount has decreased since the implementation of FIN 46R, as the Company no longer provides an allowance for the deferred preneed funeral revenues now included in Non-controlling interest in funeral and cemetery trusts.

Insurance Funded Preneed Funeral Contracts

Not included in the consolidated balance sheet are insurance funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. The net amount of these contracts that have not been fulfilled at September 30, 2004 and December 31, 2003, including increasing insurance benefits and reduced by an allowance for cancellation, was approximately $2,204,237 and $3,505,094 (of which $1,515,984 related to the Company’s French operations at December 31, 2003), respectively, and were previously included in Preneed funeral receivables and trust investments with a corresponding liability in Deferred preneed funeral revenues. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

5. Preneed Cemetery Activities

The Company sells price-guaranteed preneed cemetery contracts providing for future property interment rights, merchandise or services in advance of need at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting, pursuant to applicable law. Effective March 31, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see note three to the consolidated financial statements. When the Company receives payments from the customer, the Company deposits the amount required by law into the trust and reclasses the corresponding amount from Deferred preneed cemetery revenues into Non-controlling interest in funeral and cemetery trusts. The Company deposited $42,997 and $75,835 into the trusts during the three and nine months ended September 30, 2004, respectively and withdrew $24,257 and $57,581 from the trusts during the three and nine months ended September 30, 2004, respectively.

     Direct selling costs related to preneed cemetery contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding revenue when recognized. Deferred selling costs related to preneed cemetery contracts were $205,504 and $205,123 as of September 30, 2004 and December 31, 2003, respectively.

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Receivables due from trust assets, at cost	$—	$862,265
Trust investments, at market	1,000,652	—
Receivables from customers	493,130	522,079
Unearned finance charges	(69,899)	(75,785)

	1,423,883	1,308,559
Allowance for cancellation	(53,471)	(225,524)

Preneed cemetery receivables and trust investments	$1,370,412	$1,083,035

     Interest rates on cemetery contracts ranged from 3.5% to 15.7% for both periods presented. The average term of a financed preneed cemetery contract is approximately 4.6 years.

     An allowance for contract cancellation is provided based on historical experience with a corresponding decrease in Deferred preneed cemetery revenues. The amount of the allowance has decreased since the implementation of FIN 46R. An allowance is no longer provided on the monies associated with the preneed contract that are held in trust, currently recorded as trust investments, but previously recorded as receivables due from trust investments.

     The cost and market values associated with the cemetery merchandise and service trust investments at September 30, 2004 are detailed below. The market value of cemetery trust investments was based primarily on quoted market prices at September 30, 2004. The Company periodically evaluates investments for other-than-temporary impairment and as a result of the Company’s most recent review believes the unrealized losses of $24,891 related to trust investments are temporary in nature. At September 30, 2004, the Company’s unrealized losses greater than one year in duration primarily related to private equity and other investments.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and cash equivalents	$132,841	$—	$—	$132,841
Fixed income securities:
U.S. Treasury	111,442	3,729	(262)	114,909
Foreign government	14,571	570	(3)	15,138
Corporate	14,220	415	(100)	14,535
Mortgage-backed	172,902	4,005	(882)	176,025
Asset-backed and other	22,996	1,014	(58)	23,952
Equity securities:
Common stock	287,818	40,718	(14,650)	313,886
Mutual funds:
Equity	102,464	17,819	(214)	120,069
Fixed income	37,313	366	(70)	37,609
Private equity and other	60,227	113	(8,652)	51,688

Trust investments	$956,794	$68,749	$(24,891)	$1,000,652

Market value as a percentage of cost				104.58%

     Maturities of fixed income securities at September 30, 2004 are estimated as follows:

Market
Due in one year or less	$23,423
Due in one to five years	61,965
Due in five to ten years	73,473
Thereafter	185,698

$344,559

     During the three and nine months ended September 30, 2004, purchases of available-for-sale securities included in trust investments were $142,468 and $426,831, respectively and sales of available-for-sale securities included in trust investments were $185,794 and $470,090, respectively. These sale transactions resulted in $13,553 and $12,215 of realized gains and realized losses, respectively for the three months ended September 30, 2004. For the nine months ended September 30, 2004, sales transactions resulted in $30,279 and $20,755 of realized gains and realized losses, respectively. The Company uses the FIFO method to determine the cost of cemetery trust available-for-sale securities sold during the period.

Deferred Preneed Cemetery Revenues

At September 30, 2004, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future preneed cemetery revenues including distributed trust investment earnings associated with unperformed trust funded preneed cemetery contracts that are not held in trust accounts. Future contract revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts. At December 31, 2003 and prior to the implementation of FIN 46R, Deferred preneed cemetery revenues represent the original price of a trust funded preneed cemetery contract plus the net trust investment earnings.

     An allowance for contract cancellation is provided based on historical experience. However, the amount has decreased since the implementation of FIN 46R, as the Company no longer provides an allowance for the deferred preneed cemetery revenues now included in Non-controlling interest in funeral and cemetery trusts.

6. Cemetery Perpetual Care Trusts

The Company is required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in perpetual care trusts. The Company deposited $5,877 and $12,091 into trusts during the three and nine months ended September 30, 2004, respectively and withdrew $11,951 and $17,616 from trusts during the three and nine months ended September 30, 2004, respectively.

     The cost and market value associated with trust investments held in perpetual care trusts at September 30, 2004 are detailed below. The market value of perpetual care trusts was based primarily on quoted market prices at September 30, 2004. The Company periodically evaluates investments for other-than-temporary impairments and as a result of its most recent review believes the unrealized losses of $4,802 related to trust assets are temporary in nature. There were no significant investments with unrealized losses at September 30, 2004 greater than one year in duration.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and cash equivalents	$29,132	$—	$—	$29,132
Fixed income securities:
U.S. Treasury	51,407	1,633	(54)	52,986
Foreign government	28,860	1,202	(7)	30,055
Corporate	78,862	4,467	(554)	82,775
Mortgage-backed	101,580	1,449	(488)	102,541
Asset-backed	54,423	342	(241)	54,524
Equity securities:
Preferred stock	13,771	1,375	(198)	14,948
Common stock	83,422	10,231	(2,241)	91,412
Mutual funds:
Equity	30,067	8,228	(206)	38,089
Fixed income	147,205	3,741	(318)	150,628
Private equity and other	50,047	3,246	(495)	52,798

Perpetual care trust investments	$668,776	$35,914	$(4,802)	$699,888

Market value as a percentage of cost				104.65%

     Maturities of fixed income securities at September 30, 2004 are estimated as follows:

Market
Due in one year or less	$1,249
Due in one to five years	99,260
Due in five to ten years	73,293
Thereafter	149,079

$322,881

     During the three and nine months ended September 30, 2004, purchases of available-for-sale securities in the perpetual care trusts were $284,909 and $571,078, respectively and sales of available-for-sale securities in the perpetual care trusts were $283,402 and $559,921, respectively. These sale transactions resulted in $4,638 and $1,871 of realized gains and realized losses, respectively for the three months ended September 30, 2004. For the nine months ended September 30, 2004, these sales transactions resulted in $8,225 and $5,553 of realized gains and realized losses, respectively. The Company uses the FIFO method to determine the cost of perpetual care trusts available-for-sale securities sold during the period.

     Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $9,974 and $7,428 for the three months ended September 30, 2004 and 2003, and $22,778 and $20,675 for the nine months ended September 30, 2004 and 2003, respectively.

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

     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts in the Company’s consolidated balance sheet at September 30, 2004 are detailed below.

				Cemetery
				perpetual
	Preneed funeral	Preneed cemetery	Total	care
Trust investments, at market value	$1,039,118	$1,000,652	$2,039,770	$699,888
Less:
Debt associated with certain trust investments	31,993	27,543	59,536	18,362
Accrued trust operating payables, deferred taxes and other	897	1,481	2,378	6,386

	32,890	29,024	61,914	24,748

Non-controlling interest	$1,006,228	$971,628	$1,977,856	$675,140

Debt Associated with Certain Trusts Consolidated by the Company

Certain trusts, consolidated with the adoption of FIN 46R and recorded in Preneed funeral receivables and trust investments, Preneed cemetery receivables and trust investments and Cemetery perpetual care trust investments, have indirect interests in real estate partnerships. These partnerships have incurred indebtedness of $77,898 that is included in Other liabilities in the consolidated balance sheet at September 30, 2004. The trusts’ obligation on this indebtedness is limited to their investment in the respective partnerships. The debt has interest rates ranging from 5.0% to 8.5% and maturities between 2011 and 2019.

Other income, net

The components of Other income, net in the Company’s consolidated statement of operations for the three months ended September 30, 2004 are detailed below. See notes three through six to the consolidated financial statements for further discussion of the amounts related to the funeral, cemetery and perpetual care trusts.

	Funeral	Cemetery	Cemetery perpetual
	trusts	trusts	care trusts	Other, net	Total
Realized gains	$13,950	$13,553	$4,638	$—	$32,141
Realized losses	(10,414)	(12,215)	(1,871)	—	(24,500)
Interest, dividend and other ordinary income	4,101	6,138	10,101	—	20,340
Trust expenses and income taxes	(2,554)	(3,722)	(1,626)	—	(7,902)

Net trust investment income	5,083	3,754	11,242	—	20,079
Interest expense related to non- controlling interest in funeral and cemetery trust investments	(5,083)	(3,754)	—	—	(8,837)
Interest expense related to non- controlling interest in perpetual care trust investments	—	—	(11,242)	—	(11,242)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	4,569	4,569

Total other income, net	$—	$—	$—	$4,569	$4,569

The components of Other income, net in the Company’s consolidated statement of operations for the nine months ended September 30, 2004 are detailed below.

			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
Realized gains	$29,981	$30,279	$8,225	$—	$68,485
Realized losses	(17,059)	(20,755)	(5,553)	—	(43,367)
Interest, dividend and other ordinary income	9,349	11,924	19,621	—	40,894
Trust expenses and income taxes	(4,731)	(6,159)	(4,243)	—	(15,133)

Net trust investment income	17,540	15,289	18,050	—	50,879
Interest expense related to non- controlling interest in funeral and cemetery trust investments	(17,540)	(15,289)	—	—	(32,829)
Interest expense related to non- controlling interest in perpetual care trust investments	—	—	(18,050)	—	(18,050)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	12,758	12,758

Total other income, net	$—	$—	$—	$12,758	$12,758

     Amounts included in Other income within Other income, net primarily relate to foreign currency gains and losses, interest income on notes receivable and general agency commissions from third party insurance companies.

8. Debt

Debt was as follows:

	September 30, 2004	December 31, 2003
7.375% notes due April 2004	$—	$111,190
8.375% notes due December 2004	50,797	50,797
6.0% notes due December 2005	63,801	272,451
7.2% notes due 2006	150,000	150,000
6.875% notes due 2007	143,475	143,475
6.5% notes due 2008	195,000	195,000
6.75% convertible subordinated notes due 2008, conversion price of $6.92 per share	—	312,694
7.7% notes due 2009	358,266	358,266

	September 30, 2004	December 31, 2003
7.875% debentures due 2013	55,627	55,627
6.75% notes due 2016	250,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	30,375	38,368
Mortgage notes and other debt, maturities through 2050	41,576	63,597
Deferred charges	(44,201)	(49,594)

Total debt	1,294,716	1,701,871
Less current maturities	(59,025)	(182,682)

Total long-term debt	$1,235,691	$1,519,189

     The Company’s consolidated debt had a weighted average interest rate of 7.08% and 6.95% at September 30, 2004 and December 31, 2003, respectively. Approximately 99% of the total debt had a fixed interest rate at September 30, 2004 and December 31, 2003.

Bank Credit Agreements

The Company’s bank credit agreement, which was executed on August 11, 2004, provides a total lending commitment of $200,000, including a sublimit of $175,000 for letters of credit. The agreement, which matures August 2007, replaces a $185,000 facility that was set to expire in July 2005. Upon closing, the Company transferred $72,456 in letters of credit, which were originally issued under the previously existing bank credit agreement. The new bank credit facility provides the Company with greater flexibility in terms of acquisitions, dividends and share repurchases. It is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this facility. The facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements and certain cash distribution restrictions. Interest rates for the outstanding borrowings will be based on various indices as determined by the Company. The Company also will pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.

Debt Issuances and Additions

In connection with $250,000 of senior unsecured 6.75% notes due April 1, 2016, issued on April 14, 2004 in an unregistered offering, the Company filed a registration statement on September 2, 2004 with the Securities and Exchange Commission pursuant to a Registration Rights Agreement. In accordance with the terms of the Registration Rights Agreement, the interest rate on the new notes increased by 0.25% for the period that the Company failed to file the registration statement. During the period of July 14, 2004 to September 1, 2004, the interest rate on the notes increased by 0.25% for an aggregate incremental interest expense of $83. On September 2, 2004, the interest rate reverted to the stated rate of 6.75%. The majority of the holders of the unregistered notes have exchanged for registered notes.

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

Debt Extinguishments and Reductions

In March 2004, in connection with the joint venture of the Company’s operations in France, mortgage notes and other debt was reduced by approximately $24,194 for capital lease obligations related to vehicles used in the French operations.

     In connection with the pending sale of the Company’s Argentina operations, approximately $9,174 at September 30, 2004 and $9,694 at December 31, 2003 were reclassified from mortgage notes and other debt to Liabilities of discontinued operations in the consolidated balance sheet. For additional information regarding this matter, see note sixteen to the consolidated financial statements.

     On April 15, 2004, as required by the terms of the agreement, the Company repaid the remaining $111,190 of the 7.375% notes due 2004.

     On April 22, 2004, the Company extinguished $200,000 aggregate principal amount of the 6.00% notes due 2005, pursuant to the Offer to Purchase, dated March 24, 2004. The Company paid $214,233 to the tendering holders, including a premium and accrued interest. As a result of the transaction, the Company recognized a loss on the early extinguishment of debt of $10,831, recorded in (Loss) gain on early extinguishment of debt, in the consolidated statement of operations. In early May 2004, the Company also purchased $8,650 aggregate principal amount of the 6.00% notes due 2005 in the open market. As a result of these transactions, the Company recognized a loss of $333, recorded in (Loss) gain on early extinguishment of debt, in the consolidated statement of operations.

Additional Debt Disclosures

At September 30, 2004 and December 31, 2003, the Company had deposited $188,176 and $95,325, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments, including $135,000 included in Other current assets on the consolidated balance sheet which are held in escrow for settlement of certain litigation. The remaining $53,176 is included in Deferred charges and other assets in the consolidated balance sheet.

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

     During the first quarter of 2004, the Company executed certain forward exchange contracts, having an aggregate notional value of EUR 240,000 and a corresponding notional value of $300,011 to hedge its net foreign investment in France. Upon receipt of the net proceeds from the joint venture transaction, the Company settled these derivative instruments and recorded a gain of $8,919 in Other comprehensive income (loss) in the consolidated statement of stockholders’ equity, which was then recognized pursuant to the sale of the Company’s operations in France in Gains and impairment (losses) on dispositions, net in the consolidated statement of operations.

     The Company also executed certain forward exchange contracts during the first half of 2004, having an aggregate notional value of GBP 22,436 and a corresponding notional value of $41,334, relating to the ultimate sale of its minority investment in and the repayment of its note receivable from a funeral and cemetery company in the United Kingdom. On April 8, 2004, the Company received the expected proceeds and settled these derivative instruments, recognizing a gain of $198, which was recorded in Other income, net in the consolidated statement of operations during the three months ended June 30, 2004.

     The Company was not a party to any derivative instruments at September 30, 2004 or December 31, 2003.

10. Retirement Plans

The Company has a non-contributory, defined benefit pension plan covering approximately 40% of its United States employees (US Pension Plan), a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP) and a retirement plan for certain non-employee directors (Directors’ Plan). The Company also has a 401(k) employee savings plan.

     Effective January 1, 2004, the Company changed the accounting for gains and losses on its pension plan assets and obligations. The Company recognizes such gains and losses in its consolidated statement of operations in the year such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). For additional discussion of this accounting change, see note three to the consolidated financial statements.

     Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors’ Plan. As these plans have been frozen, the participants do not earn additional benefit from additional years of service and the Company does not incur new service cost.

     Retirement benefits for the US Pension Plan are generally based on years of service and compensation. Required contributions are actuarially determined amounts consistent with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the pension plan consist of core diversified and market neutral hedge funds, fixed income investments and marketable equity securities.

     Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the US Pension Plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors’ Plan provides for an annual benefit to directors following their retirement, based on a vesting schedule.

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

     The components of net periodic pension plan benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	633	2,474	5,123	7,422
Return on plan assets	(1,590)	(1,702)	(5,170)	(5,106)
Settlement/curtailment charge	—	88	—	264
Amortization of prior service cost	47	46	137	138
Amortization of unrecognized net loss	—	1,897	—	5,690
Recognized net actuarial gain	(1,745)	—	(1,745)	—

	$(2,655)	$2,803	$(1,655)	$8,408

     The Company recorded net pension income of $1,655 for the nine months ended September 30, 2004 based on actuarial information obtained from the Plan’s annual remeasurement as of September 30, 2004. Due to the write off of the $54,873 unrecognized net loss associated with the change in accounting principle on January 1, 2004, the Company’s amortization of unrecognized net loss is $0 for the three and nine months ended September 30, 2004 compared to $1,897 and $5,690 for the same periods of 2003.

     The plans’ weighted-average assumptions used to determine the net pension expense for the three and nine months ended September 30, 2004 and 2003 are as follows. The three and nine month periods ending September 30, 2004 reflect an adjustment based on results from the annual remeasurement. Due to the curtailment of the plans in 2001, the assumed rate of compensation increase is $0.

	September 30, 2004	September 30, 2003
Discount rate used to determine obligations and related interest cost	6.00%	6.25%
Assumed rate of return on plan assets	8.00%	9.00%

SERP, Senior SERP and Directors Plan

The retirement benefits under the SERP, Senior SERP and Directors’ Plan are unfunded obligations of the Company. As of December 31, 2003, the benefit obligation of the SERP, Senior SERP and Directors’ Plan was $33,764; however, the Company holds various life insurance policies with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Senior SERP’s funding requirements. The face value of these insurance policies is approximately $51,082 while the cash surrender value of these insurance policies is approximately $33,470 as of September 30, 2004. In July 2004, the Company paid off an $11,383 loan and $517 in interest associated with these policies.

US Pension Plan

In March 2004, the Company voluntarily contributed $20,000 to the frozen US Pension Plan. The fair value of the plan assets as of September 30, 2004 is $88,383, compared to a projected benefit obligation of $110,649 at December 31, 2003. As a result of the previously mentioned accounting change, the minimum pension liability adjustment included in Accumulated other comprehensive loss was $0 as of September 30, 2004 compared to $33,599 at December 31, 2003.

     The plan’s weighted-average asset allocations by asset category are as follows:

	September 30, 2004	December 31, 2003
Core diversified and market neutral hedge funds	54%	—
Equity securities	33%	74%
Fixed income investments	13%	26%

Total	100%	100%

     Equity securities included shares of Company common stock in the amounts of $0 and $7,138 (nine percent of plan assets) at September 30, 2004 and December 31, 2003, respectively. On March 31, 2004, the plan assets were rebalanced to include investments in core diversified and market neutral hedge funds.

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

11. Segment Reporting

The Company’s operations are both product and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company’s geographic areas include North America, Europe and Other Foreign. Other Foreign consists of the Company’s operations in Singapore and South America. Europe includes operations in Germany and France. The Company conducts both funeral and cemetery operations in the North America, Europe and Other Foreign geographic areas.

     The Company has reclassified certain prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended September 30, 2004	$266,715	$136,637	$403,352
2003 (Restated – note 17)	$421,892	$144,569	$566,461
Nine months ended September 30, 2004	$982,148	$439,378	$1,421,526
2003 (Restated – note 17)	$1,287,266	$442,071	$1,729,337

Gross profits:
Three months ended September 30, 2004	$44,774	$23,495	$68,269
2003 (Restated – note 17)	$54,929	$14,017	$68,946
Nine months ended September 30, 2004	$183,045	$71,705	$254,750
2003 (Restated – note 17)	$212,379	$66,157	$278,536

     The following table reconciles gross profits from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated		(Restated
		note 17)		note 17)
Gross profits from reportable segments	$68,269	$68,946	$254,750	$278,536
General and administrative expenses	(25,298)	(52,775)	(100,347)	(110,454)
Gains and impairment (losses) on dispositions, net	(3,281)	(1,452)	33,018	5,413
Other operating income (expense)	—	—	6,932	(1,724)

Operating income	39,690	14,719	194,353	171,771
Interest expense	(27,888)	(34,835)	(94,668)	(107,968)
Gain (loss) on early extinguishment of debt, net	—	176	(16,770)	2,079
Other income, net	4,569	11,218	12,758	16,590

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$16,371	$(8,722)	$95,673	$82,472

     The Company’s geographic area information is as follows:

	North
	America	Europe	Other Foreign	Total
Revenues from external customers:
Three months ended September 30, 2004	$392,053	$1,648	$9,651	$403,352
2003 (Restated – note 17)	$408,385	$149,950	$8,126	$566,461
Nine months ended September 30, 2004	$1,263,119	$132,139	$26,268	$1,421,526
2003 (Restated – note 17)	$1,278,752	$429,245	$21,340	$1,729,337

Gains and impairment (losses) on dispositions, net:
Three months ended September 30, 2004	$(3,476)	$—	$195	$(3,281)
2003	$(2,929)	$1,477	$—	$(1,452)
Nine months ended September 30, 2004	$32,926	$92	$—	$33,018
2003	$7,262	$(899)	$(950)	$5,413

Other operating income (expense):
Three months ended September 30, 2004	$—	$—	$—	$—
2003	$—	$—	$—	$—
Nine months ended September 30, 2004	$6,932	$—	$—	$6,932
2003	$(1,724)	$—	$—	$(1,724)

Operating income (expense):
Three months ended September 30, 2004	$36,846	$(79)	$2,923	$39,690
2003 (Restated – note 17)	$(5,592)	$17,829	$2,482	$14,719
Nine months ended September 30, 2004	$176,058	$11,501	$6,794	$194,353
2003 (Restated – note 17)	$115,314	$51,775	$4,682	$171,771

Depreciation and amortization:
Three months ended September 30, 2004	$32,063	$—	$344	$32,407
2003 (Restated – note 17)	$42,279	$—	$227	$42,506
Nine months ended September 30, 2004	$102,247	$—	$1,360	$103,607
2003 (Restated – note 17)	$121,808	$—	$312	$122,120

Total assets at:
September 30, 2004	$8,159,626	$8,275	$140,267	$8,308,168
December 31, 2003	$7,034,062	$543,141	$148,001	$7,725,204

     Included in the North America figures above are the following United States amounts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated		(Restated
		note 17)		note 17)
Revenues from external customers	$371,045	$387,965	$1,191,538	$1,220,145
Other operating income (expense)	$—	$—	$8,030	$(1,724)
Operating income (loss)	$33,603	$(7,722)	$160,513	$103,309
Depreciation and amortization	$30,543	$41,656	$96,642	$117,679
Total assets (a)	$7,779,049	$6,801,492	$7,779,049	$6,801,492

(a) Prior year amounts are as of December 31, 2003.

     Included in the Europe figures above are the following France amounts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues from external customers	$—	$148,412	$127,282	$424,060
Operating income	$—	$17,578	$11,664	$51,081
Total assets (a)	$—	$535,222	$—	$535,222

(a) Prior year amounts are as of December 31, 2003.

     The changes in the carrying amounts of goodwill for the Company’s two segments are as follows:

	Funeral	Cemetery	Total
Balance as of December 31, 2003	$1,193,138	$2,284	$1,195,422
Acquisitions	1,912	—	1,912
Dispositions	(31,782)	(20)	(31,802)
Effects of foreign currency and other	1,560	—	1,560

Balance as of September 30, 2004	$1,164,828	$2,264	$1,167,092

12. Commitments and Contingencies

Payment of Purchase Obligations

In connection with certain acquisitions made by the Company’s South America operations, the Company entered into contingent purchase obligations with certain former owners of those businesses. At December 31, 2003, the estimated $53,000 obligation was recorded in Other liabilities in the consolidated balance sheet. In July 2004, the Company paid $51,749 to satisfy this obligation.

Litigation

The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of November 5, 2004.

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

     On April 20, 2004, the Company announced that it had entered into a memorandum of understanding to settle the Consolidated Lawsuit. The terms of the proposed settlement call for the Company to cause to be created a settlement fund in May 2004 totaling $65,000 in settlement of the claims. The Company and its insurance carriers have also entered into an agreement providing for the payment by the Company’s insurance carriers of $30,000 towards this settlement, which resulted in direct payments made by the Company of approximately $35,000.

     As a result of this proposed settlement, the Company recognized litigation related expenses in General and administrative expenses, net of amounts to be funded into escrow by the insurance carriers, of approximately $35,000 on a pretax basis in the first quarter of 2004. During the second quarter of 2004, the Company deposited $35,000 into escrow for this proposed settlement. This amount is included in Other current assets with a corresponding liability in Accrued liabilities in the consolidated balance sheet. At a hearing on November 4, 2004, the court entered an order approving the settlement. Subject to appeal, all claims under the Consolidated Lawsuit have been dismissed. The Company may also have additional potential liability for those who have opted out of the Consolidated Lawsuit. The most significant opt out claim is the subject of the T. Rowe Price Lawsuit discussed below.

     Several other related lawsuits have been filed against the Company and the Individual Defendants in Texas state courts by former SCI and ECI shareholders. These lawsuits include the following matters:

     No. 31820-99-2; Charles Fredrick v. Service Corp. International; In the District Court of Angelina County, Texas, filed February 16, 1999.

     No. 2004-28511; Thomas G. Conway, John T Conway and Trust U/W/O George M. Conway, Jr. v. Service Corporation International; In the 127th Judicial District Court of Harris County, Texas, filed May 28, 2004 (the Conway Lawsuit).

     No. 2004-429637; T. Rowe Price Balanced Fund, Inc., et al. v. Service Corporation International, et al; In the 270th Judicial District Court, Harris County, Texas, filed June 7, 2004 (the T. Rowe Price Lawsuit).

     These lawsuits allege, among other things, violations of Texas securities law and statutory and common law fraud, and seek compensatory and exemplary damages. The plaintiffs in the Conway Lawsuit have not opted out of the Consolidated Lawsuit, and therefore they are precluded from prosecuting the Conway Lawsuit. For that reason, the Company expects the Conway Lawsuit to be dismissed in the near future. The plaintiffs in the other lawsuits have opted out of the Consolidated Lawsuit. In the other lawsuits, no discovery has occurred and the Company is unable to determine whether an adverse outcome is probable. The Company intends to aggressively defend such lawsuits.

     The plaintiffs in the T. Rowe Price Lawsuit consist of investment companies and trust funds who were former ECI and SCI shareholders and who have opted out of the proposed settlement of the Consolidated Lawsuit. They allege that the Company and the Individual Defendants violated the Texas Securities Act by making materially false and misleading statements and failing to disclose material information concerning the Company’s business and other financial matters, including in connection with the ECI merger. The T. Rowe Price Lawsuit seeks recovery of at least $32,000 in actual damages plus unspecified exemplary damages.

     The plaintiffs in the Conway Lawsuit also filed a separate arbitration styled Thomas G. Conway et al v. Service Corporation International, et al; Cause No. 70 Y 168 00748 02 before the American Arbitration Association (AAA) (Conway action). The Conway action raised claims distinct from those claims alleged in the Conway Lawsuit. The Company has recently settled the Conway action.

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

     In December 2003, the Company entered into an agreement in principle to settle the Consumer Lawsuit and the above individual related lawsuits. A settlement agreement pertaining specifically to the Consumer Lawsuit was filed with the court on March 2, 2004. On October 28, 2004, the Court entered an order approving the settlement. Subject to appeal, all claims under the Consumer Lawsuit have been dismissed. The terms of the proposed settlement call for the Company to make payments totaling approximately $100,000 in settlement of these claims. As of December 31, 2003, the Company had recorded reserves of $100,000 relating to this matter. In the fourth quarter of 2003, the Company recognized a receivable of $25,000 for expected recoveries under one primary layer of the Company’s insurance coverage related to the litigation. During the first quarter of 2004, the Company deposited $100,000 into escrow for this proposed settlement. This amount is included in Other current assets with a corresponding liability in Accrued liabilities in the consolidated balance sheet.

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

     In October 2004, the Company reached an agreement for settlement of the Guralnick and Wolff Lawsuits.

     Conley Investment Counsel v. Service Corporation International, et al; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the 2003 Securities Lawsuit). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits—Edgar Neufeld v. Service Corporation International, et.al,; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et. al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et. al.; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants the Company and three of the

Company’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action filed in connection with the circumstances surrounding the Consumer Lawsuit. The plaintiffs allege that the Company failed to disclose, or falsely stated, material information relating to the circumstances surrounding the Consumer Lawsuit. Since the action is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company intends to aggressively defend itself in the 2003 Securities Lawsuit.

     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International.; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740 (Hijar Lawsuit). The Hijar Lawsuit is a putative class action brought on behalf of all persons, entities and organizations who purchased funeral services from the Company or its subsidiaries at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related rules (Rules) required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make required disclosures of markups resulted in fraud and other legal claims. The Company believes that the plaintiffs’ interpretation of the Rules is incorrect. The Hijar Lawsuit seeks to recover an unspecified amount of monetary damages. The plaintiffs’ counsel has pursued two arbitration claims raising similar issues in California. The Company has recently filed a complaint for declaratory relief in Federal District Court for the Central District of California relating to these arbitration claims.

     Each side in the Hijar Lawsuit filed motions to summarily establish that its interpretation of the Rules was correct, and the judge has ruled in favor of the plaintiffs. This ruling allows the plaintiffs to proceed with the case. No class has been certified.

     The International Cemetery and Funeral Association, the Texas Funeral Directors Association, the National Funeral Directors Association, the National Funeral Directors and Morticians Association, Inc., the Texas Funeral Service Commission, and three industry competitors filed Amicus Curiae briefs asserting that their interpretation of the Rules was the same as the defendants. Additionally, the Federal Trade Commission provided the Company with an informal staff opinion supporting the defendants’ argument.

     The ultimate outcome of the Hijar Lawsuit cannot be determined at this time. However, the Company intends to aggressively defend this lawsuit.

     During the quarter ended September 30, 2004, the Company accrued approximately $9,000 for litigation related matters described in this note twelve. The Company has substantial face amount of insurance coverage which it believes is applicable to these litigation related matters. There are various unresolved coverage issues relative to such insurance, and the Company is currently involved in litigation with certain of its insurance carriers regarding these matters. For that reason, the Company has not accrued an estimated receivable for insurance recoveries other than the $25,000 receivable recorded in the fourth quarter of 2003 as described above. Such receivables are recorded when they are probable of being paid and can be reasonably estimated.

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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated		(Restated
		note 17)		note 17)
Income (loss) from continuing operations before cumulative effects of accounting changes (numerator):
Income (loss) from continuing operations before cumulative effects of accounting changes – basic	$12,292	$(5,391)	$100,141	$52,657
After tax interest on convertible debt	—	—	6,419	—

Income (loss) from continuing operations before cumulative effects of accounting changes – diluted	$12,292	$(5,391)	$106,560	$52,657
Net income (loss) (numerator):
Net income (loss) – basic	$12,576	$(4,732)	$87,455	$54,662
Interest on convertible debt	—	—	6,419	—

Net income (loss) – diluted	$12,576	$(4,732)	$93,874	$54,662

Shares (denominator):
Shares – basic	336,590	300,507	315,656	299,221
Stock options	3,588	—	4,143	621
Restricted stock	37	—	48	—
Convertible debt	—	—	29,047	—

Shares – diluted	340,215	300,507	348,894	299,842

Income (loss) from continuing operations per share before cumulative effects of accounting changes:
Basic	$.04	$(.02)	$.32	$.18
Diluted	$.04	$(.02)	$.31	$.18

Net income (loss) per share:
Basic	$.04	$(.02)	$.28	$.18
Diluted	$.04	$(.02)	$.27	$.18

     The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such items would be antidilutive in the periods presented. Total options and convertible debt not currently included in the computation of dilutive earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Antidilutive options	13,436	20,151	10,204	24,067
Antidilutive convertible debt	1,012	46,702	859	47,276

Total common stock equivalents excluded from computation	14,448	66,853	11,063	71,343

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated		(Restated
		note 17)		note 17)
Net income (loss)	$12,576	$(4,732)	$87,455	$54,662
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(806)	(2,230)	(2,407)	(6,730)

Pro forma net income (loss)	$11,770	$(6,962)	$85,048	$47,932

Basic earnings per share:
Net income (loss)	$.04	$(.02)	$.28	$.18
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.00)	(.00)	(.01)	(.02)

Pro forma basic earnings (loss) per share	$.04	$(.02)	$.27	$.16

Diluted earnings per share:
Net income (loss)	$.04	$(.02)	$.27	$.18
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.00)	(.00)	(.01)	(.02)

Pro forma diluted earnings (loss) per share	$.04	$(.02)	$.26	$.16

     The fair value of the Company’s stock options used to compute the pro forma net income and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

	Foreign	Minimum		Accumulated
	currency	pension	Unrealized	other
	translation	liability	gains	comprehensive
	adjustment	adjustment	and losses	loss
Balance at December 31, 2003	$(78,084)	$(33,599)	$—	$(111,683)
Activity in 2004	(25,427)	33,599	—	8,172
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(63,894)	(63,894)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	63,894	63,894
Reclassification for translation adjustment realized in net income	49,006	—	—	49,006

Balance at September 30, 2004	$(54,505)	$—	$—	$(54,505)

Balance at December 31, 2002	$(170,591)	$(36,555)	$—	$(207,146)
Activity in 2003	61,883	—	—	61,883

Balance at September 30, 2003	$(108,708)	$(36,555)	$—	$(145,263)

     The reclassification adjustment of $49,006 during the nine months ended September 30, 2004 relates to the sale of 75% of the Company’s interest in its French operations. Included in the Foreign currency translation adjustment at September 30, 2004 are net currency losses of $67,326 related to discontinued operations of the Company’s Argentina operations held for sale at September 30, 2004.

     The components of Comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated		(Restated
		note 17)		note 17)
Comprehensive income:
Net income (loss)	$12,576	$(4,732)	$87,455	$54,662
Total other comprehensive income	16,978	16,321	57,178	61,883

Comprehensive income	$29,554	$11,589	$144,633	$116,545

Share Repurchase Program

On August 16, 2004, the Company announced a share repurchase program authorizing the investment of up to $100,000 to repurchase its common stock. The Company, subject to market conditions and normal trading restrictions, makes purchases in the open market or through privately negotiated transactions. During the third quarter of 2004, the Company repurchased 5,612 shares of common stock at a cost of $34,812.

15. Gains and Impairment (Losses) on Dispositions and Other Operating Expenses

Gains and Impairment (Losses) on Dispositions for the Three and Nine Months Ended September 30, 2004 and 2003

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

     Gains and impairment (losses) on dispositions, net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Gains on dispositions, net	$1,022	$7,808	$59,433	$21,148
Impairment losses for assets held for sale	(6,486)	(13,327)	(28,580)	(27,706)
Changes to previously estimated impairment losses	2,183	4,067	2,165	11,971

	$(3,281)	$(1,452)	$33,018	$5,413

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

     The majority of the remaining balance at September 30, 2004 of these original charge amounts relate to severance costs on completed actions and terminated consulting and/or covenant-not-to-compete contractual obligations, which will be paid by 2012. Of the $34,082 remaining liability at September 30, 2004, $10,564 is included in Accounts payable and accrued liabilities and $23,518 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments. The Company continues to adjust the estimates of certain items included in the original charge amounts as better estimates become available or actual divestitures occur.

     The activity related to these previous years’ charges for the nine months ended September 30, 2004 is detailed below. Any adjustments made during the three and nine months ended September 30, 2004 and 2003 to the original impairment charge amounts were recognized in the income statement line item Gains and impairment (losses) on dispositions, net, as described above.

			Utilization for nine
			months ended
			September 30, 2004
	Original charge	Balance at			Balance at
	amount	December 31, 2003	Cash	Non-cash	September 30, 2004
Fourth Quarter 1999 Charge	$272,544	$18,282	$5,364	$60	$12,858
2001 Charges	663,548	3,102	380	811	1,911
2002 Charges	292,979	24,395	4,907	175	19,313

Total	$1,229,071	$45,779	$10,651	$1,046	$34,082

Sale of French Operations

On March 11, 2004, the Company completed a joint venture transaction of its funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, the Company received net cash proceeds of $287,886, net of transaction costs, and a note receivable in the amount of EUR 10,000. The transaction resulted in a pretax gain of $12,639, recorded in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations, and a non-cash tax benefit of $24,929, which were recognized in the quarter ended March 31, 2004. In July 2004, the Company paid $6,318, pursuant to the joint venture agreement, as a purchase price adjustment for the sale of its French operations, which reduced the pretax gain to $6,420 and the after tax gain to $33,624. Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representation and warranties and other indemnifications resulting from the joint venture contract. Goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction. For further information regarding the sale of its French operations, including pro forma financial information, see the Company’s Form 8-K filed on September 2, 2004.

Proceeds from Investment in United Kingdom Company

During the second quarter of 2004, the Company received proceeds of $53,839 from the sale of its minority interest equity investment in the United Kingdom and the prepayment of its note receivable, with accrued interest, following a successful public offering transaction of its United Kingdom company.

     The Company recognized income of $27,179, recorded in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations as of March 31, 2004, to adjust the carrying amount of the receivable to its realizable value. In addition, the Company recognized interest income on the receivable, in the amount of $4,478 recorded in Other income, net in the consolidated statement of operations as of March 31, 2004. In the second quarter of 2004, the Company recorded a pretax gain of $13,984 in Gains and impairment (losses) on dispositions, net in the consolidated statement of operations, as a result of the sale and recognized a non-cash tax benefit of $8,000.

16. Discontinued Operations

The Company committed to a plan during the second quarter of 2004 to divest its existing funeral and cemetery operations in Argentina and Uruguay. The Company is actively marketing these operations. The Company plans to have no continuing interest in these operations subsequent to disposal of the Argentina and Uruguay businesses. Therefore, these operations were classified as discontinued operations during the second quarter of 2004.

Impairment of Argentina

During the second quarter of 2004, the Company recorded an impairment of its funeral and cemetery operations in Argentina in the amount of $15,189 recorded in Loss from discontinued operations in the consolidated statement of operations. The new carrying amount reflects the estimated fair value based on current market conditions less costs to sell. Additionally, the Company recognized a non-cash tax benefit of $49,236 in discontinued operations during the three months ended June 30, 2004. This tax benefit represents the reduction of a previously recorded valuation allowance.

     The results of the Company’s discontinued operations for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$1,225	$3,744	$8,534	$9,974
Gains and impairment (losses) on dispositions, net	—	29	(15,189)	979
Other costs and expenses	(800)	(3,002)	(6,785)	(8,612)

Income (loss) from discontinued operations before income taxes	425	771	(13,440)	2,341
Provision (benefit) for income taxes	141	112	(48,815)	336

Income from discontinued operations	$284	$659	$35,375	$2,005

     Net (liabilities) and assets of discontinued operations at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003
Assets:
Receivables, net of allowances	$3,402	$4,096
Other current assets	2,406	2,005
Preneed cemetery receivables and trust investments	1,399	1,601
Property, plant and equipment, at cost, net	446	376
Deferred charges and other assets	2,495	1,240

Total assets	10,148	9,318

Liabilities:
Accounts payable	1,294	1,107
Accrued liabilities and other current liabilities	7,893	6,493
Long-term debt	9,174	9,694
Deferred income taxes	13,498	13,026
Other liabilities and deferred credits	46,975	31,210

Total liabilities	78,834	61,530

Net liabilities of discontinued operations	(68,686)	(52,212)
Foreign currency translation	67,326	71,001

Net (liabilities) assets of discontinued operations, net of foreign currency translation	$(1,360)	$18,789

17. Restatement of Financial Statements

The Company restated its previously issued financial statements for the fiscal years ended December 31, 2000, 2001 and 2002, the interim quarters of 2000, 2001 and 2002, and the first three quarters of 2003, related to adjustments to Deferred preneed cemetery revenues and changes in the methodology for amortizing preneed funeral deferred selling costs. See the Company’s current report on Form 8-K filed September 2, 2004, which superseded the annual report on Form 10-K filed with the U. S. Securities and Exchange Commission for the year ended December 31, 2003 for complete disclosures relating to this restatement of the Company’s financial statements. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and notes to the consolidated financial statements.

     The effect of the restatement on the Company’s previously reported consolidated statement of operations for the three and nine months ended September 30, 2003 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	As Reported	As Restated	As Reported	As Restated
2003
Revenues	$567,357	$566,461	$1,727,462	$1,729,337
Costs and expenses	499,789	497,515	1,454,790	1,450,801
Gross profits	67,568	68,946	272,672	278,536
Operating income	13,341	14,719	165,906	171,771
(Loss) income from continuing operations before income taxes and cumulative effects of accounting changes	(10,100)	(8,722)	76,608	82,472
(Benefit) provision for income taxes	(3,865)	(3,331)	27,541	29,815
Net (loss) income	(5,576)	(4,732)	51,072	54,662
Earnings per share:
Basic — EPS	(.02)	(.02)	.17	.18
Diluted — EPS	(.02)	(.02)	.17	.18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Service Corporation International (SCI or the Company) is the world’s largest provider of funeral and cemetery services. At September 30, 2004, we operated 1,244 funeral service locations and 412 cemeteries. We also had a minority interest equity investment in funeral operations in France. In addition to our funeral and cemetery operations, we own Kenyon International Emergency Services, a disaster response team that engages in mass fatality and emergency response services.

     Our funeral and cemetery operations are organized into a North America division covering the United States and Canada, and a Foreign division including operations in South America, Germany and Singapore. For the quarter ended September 30, 2004, our North America operations represented approximately 97% of our consolidated revenues and consolidated gross profits.

     Our operations in the North America division are organized into 32 major markets and 44 middle markets. Each market is led by a market director with responsibility for funeral and cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries realize efficiencies by sharing common resources such as personnel, preparation services and vehicles. There are three market support centers in North America to assist market directors with financial, administrative and human resource needs. These support centers are located in Houston, New York and Los Angeles. The primary functions of the market support centers are to help facilitate the execution of corporate strategies, coordinate communications between the field and corporate offices and serve as liaisons for implementation of policies and procedures.

Strengths and Challenges

SCI is the leading provider of funeral, cremation and cemetery services in North America. While there are four other publicly-traded companies that operate in our industry, we have more funeral homes and cemeteries and serve more consumers than the rest of the public peer group combined. Despite some consolidation, the industry remains fragmented. We estimate that the other three public companies and SCI combined generate approximately 20% of total industry revenue. The other 80% is generated by independent funeral and cemetery operators.

     In 2000, we launched the first national branding strategy in the funeral service industry in North America under the name Dignity Memorial®. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired locations generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider. We believe SCI is the only company in our industry that has successfully implemented a national brand. We believe that a national brand gives us a competitive advantage. This is discussed further in our strategies for growth described below.

     Our core business can be described as stable. It has favorable demographic characteristics due to the aging of America. It also has relatively predictable revenue and cash flow streams. This stability is enhanced by a large backlog of deferred revenues associated with North America preneed funeral and cemetery sales. However, we and others in the industry face certain challenges in growing revenues. The primary external factors affecting revenue growth are a lack of near-term expansion in the number of deaths and an increasing trend toward cremation. Although the United States Census Bureau projects that the numbers of deaths will grow between 0.7% and 0.8% annually through 2010, modern advances in medicine and healthier lifestyles could reduce the numbers of deaths during this time.

     In North America, social trends, religious changes, environmental issues and cultural preferences are driving an increasing preference for cremation. SCI is the largest provider of cremation services in North America. Approximately 40% of the total funeral services we perform are cremation services as compared to the national average of approximately 30%. Our cremation mix is greater due to the high concentration of properties we own along the west coast of the United States, Florida, and Arizona where cremation rates exceed 45%. The rate of cremation in North America has been increasing approximately 100 to 150 basis points each year and we expect this trend to continue in the near term. Cremation services historically have generated less revenue and gross profit dollars than traditional funeral services. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. We believe we are well positioned to respond to this trend and have experienced initial success through the use of contemporary marketing strategies and unique product and service offerings that specifically appeal to cremation consumers. See the further discussion regarding initiatives to address cremation as part of our overall revenue growth strategy described below.

The Path to Growth

We have made substantial progress in reducing debt and improving cash flow since 1999. Our current capital structure and liquidity afford us significant financial flexibility. Our primary focus has now shifted to initiatives that will grow revenues and earnings. In the near term, we believe that cost reduction efforts will be the main means to improve earnings. We believe strategies centered on our national brand, Dignity Memorial®, and other revenue growth initiatives can provide the framework for sustainable growth over the longer term.

Improving the Infrastructure

Historically we have had an infrastructure that did not allow us to realize fully the inherent efficiencies of our business organization. As a result, we were unable to enjoy all of the benefits of standardization, technology, and process improvement. Recently we have been moving to capitalize more fully on the inherent economies of scale of our business by reformulating our infrastructure. This has been accomplished by redesigning our sales organization, improving business and financial processes, outsourcing certain of our accounting functions including accounts payable and payroll, and expanding our existing trust administration and information technology outsourcing programs. We also began to implement a new information system in our field locations. This new system will replace three separate contract entry systems and integrate these functions into one.

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

Building the Brand

SCI implemented the first national brand in the funeral service industry. This brand is called Dignity Memorial®. Internally, we are focused on ensuring that we have consistency in service standards and processes across our network of businesses. We want every customer interaction to be the standard “Dignity” interaction, which is based upon values of integrity, respect, enduring relationships and service excellence. Externally, we continue to enhance signage and local advertising efforts using the Dignity® name and logo, and we also sponsor several nationally recognized community programs. In 2003, we initiated a national advertising and marketing program to build awareness of our national brand name. Through broadcast and cable television, newspapers, yellow pages and direct mail media, this program focuses on the distinct benefits and values that set Dignity Memorial® apart from other providers.

     Based on our market studies, we believe today’s funeral consumers are less interested in traditional funeral products and more interested in creating a life celebration experience as well as receiving professional help to deal with the administrative and legal challenges which occur when a loved one dies. Through our Dignity® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer through the entire experience. Some of the exclusive items offered through Dignity® providers include grief counseling services, legal services, internet memorial archive capabilities, and the Aftercare® Planner — a comprehensive organizing system that helps families manage the many business details that arise after a death occurs. Dignity® benefits also include the Bereavement Travel Program, a unique feature that allows customers to obtain special rates on airfare, car rentals and hotel accommodations for family and friends who must travel from out of town to attend funeral, cremation or memorial services. Importantly, these products and services appeal to both burial and cremation consumers. We are also focusing on programs that offer consumers new ways to personalize funeral services and create value in the experience.

Growing Our Revenues

As described earlier, we believe improvements in our cost structure will increase earnings in the near term; however, we also realize that to achieve sustainable long-term earnings growth, we must also increase our revenues. We believe we can be successful in this regard by developing the Dignity® brand and listening to our customers.

Enhancing Sales Opportunities

We believe we can grow core revenues by utilizing technology and contemporary marketing techniques to enhance our sales opportunities and strengthen the competitive advantage of our national brand name. In this regard, particular focus is being placed on selling Dignity Memorial® packaged funeral and cremation plans. We are also developing product differentiation within our cemeteries and enhancing our cremation strategies.

     Our national brand name also represents a unique set of packaged funeral and cremation plans offered exclusively through our network on an atneed and preneed basis. These packages are designed to simplify customer decision-making and include the unique value-added products and services described earlier which have traditionally been unavailable through funeral service locations. Our customer satisfaction index, as measured by independent surveys completed by consumers three weeks following a funeral, continues to reach record levels, which we believe are largely attributable to the value and savings consumers receive when they select a Dignity® package. We believe we can increase the selection rate of these packaged plans through improved merchandising strategies that place less emphasis on traditional funeral merchandise and more focus on the comprehensive product and service offerings unique to Dignity Memorial® providers.

     We are also beginning to use more contemporary marketing techniques within our cemetery segment. Initiatives are underway to employ a tiered-product model that emphasizes a wide range of product and service offerings. We are particularly focusing on the development of high-end cemetery property projects such as private family estates. We believe this initiative will be a key driver of cemetery revenue growth in 2005.

     To grow core revenues and profits, we believe we must capitalize on the opportunities provided by the growing cremation trend. We believe a successful cremation strategy is built on product differentiation, personalization and simplicity. Along with the sale of

Dignity Memorial® cremation plans, we are developing new displays to be used in the arrangement process that clearly explain the products and services available to cremation consumers. Within the cemetery segment, we are promoting cremation gardens, which are separate sections located within certain of our cemeteries where cremated remains can be permanently placed and that contain other unique memorialization products. We continue to develop our national brand, National Cremation®, which targets the direct cremation consumer. And finally, comprehensive training programs are being developed to support these key initiatives, as well as to focus on creating a personal and meaningful experience for the cremation consumer.

Increasing Market Share

We believe that SCI has opportunities to grow market share due to its size and geographic diversity. We believe that a national brand name will provide us access to new customers over the long term given the increasingly mobile nature of North Americans. In addition, we will continue to capitalize on our nationwide network of providers to develop affinity relationships with large groups of individuals to whom we can market our products and services. Such relationships include employers, social organizations and insurance companies. Our most strategic affinity partnership today is with the Veterans of Foreign Wars and Ladies Auxiliary whose membership exceeds two million. Over the longer term, we believe such groups can be a key influence in the funeral home selection process.

     In late 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure. In addition to reducing costs, our new structure is intended to have our strongest business managers focused on producing results in each of our markets. Under the new structure, many of the administrative and financial functions are now handled by support centers. The geographical scope of responsibility of these managers has also been narrowed. We believe this new structure allows for greater focus on developing people, growing market share and improving profitability.

     We are also targeting expansion through acquisition or construction in the top 150 markets in North America where probable investment returns will exceed our cost of capital. We will focus future growth capital deployment in the major metropolitan markets where there is a large population base and where multiple businesses are more conducive to clustering and contemporary marketing strategies and where it is easier to attract quality management. Over the longer term, the potential for a franchising opportunity exists for further expansion in the smaller markets.

Critical Accounting Policies and Accounting Changes

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following discussion of our critical accounting policies and estimates should be read in conjunction with our current report on Form 8-K filed September 2, 2004, which superseded our annual report filed on Form 10-K for the year ended December 31, 2003.

     In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities: and Certain Other Investments.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. We adopted the disclosure provisions during the period ended June 30, 2004. The adoption of the measurement and recognition provisions will not have a material impact on our consolidated financial statements, result of operations or liquidity.

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

Consolidation of Trusts: We implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trusts and our cemetery perpetual care trusts. We did not recognize a cumulative effect of an accounting change as a result of the implementation of FIN 46R, as it relates to the consolidation of our trusts. The implementation of FIN 46R affects certain line items on our consolidated balance sheet and statement of operations as described below; however, there will be no impact to net income in the statement of operations as a result of the implementation. Additionally, the implementation of FIN 46R did not result in any net changes to our consolidated statement of cash flows; however, it does require certain financing and investing activities to be disclosed.

     Although FIN 46R requires consolidation of most of the merchandise and service and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and our customers. In the case of merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, we do not have a legal right to the perpetual care trust assets. For these reasons, upon consolidation of the trusts, we recognize non-controlling interests in its financial statements to reflect third party interests in these trusts in accordance with FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (SFAS 150). We classify deposits to merchandise and service trusts as non-controlling liability interests and classify deposits to cemetery perpetual care trusts as non-controlling equity interests.

     We record cash received from customers that has not been deposited in trusts as restricted cash in Deferred charges and other assets in our consolidated balance sheet. At September 30, 2004, these pending deposits totaled $10.8 million. We continue to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

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

     An allowance for contract cancellation is provided based on historical experience. An allowance is no longer provided on the monies associated with the preneed contract that are held in trust, currently recorded as trust assets, but previously recorded as receivables due from trust assets. As such, the amount has decreased since the implementation of FIN 46R.

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

Consolidation of Certain Cemeteries: Additionally, effective as of March 31, 2004, we consolidated certain cemeteries that we manage in accordance with FIN 46R. We recognized an after tax charge of $14.5 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in our consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant effect on our reported results of operations.

Insurance Funded Preneed Insurance Contracts

We changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at September 30, 2004 and December 31, 2003, were $2.2 billion and $3.5 billion, respectively. The removal of these amounts did not have an impact on our consolidated stockholders’ equity, results of operations or cash flows. See note four to the consolidated financial statements in Item 1 of this Form 10-Q and the preneed funeral and cemetery activities in Item 2 of this Form 10-Q for additional information on insurance related preneed funeral contracts.

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

     Under our new accounting method, our pension expense in future periods may be more volatile as this method accelerates recognition of actual experience. In addition, for our interim financial statements, we record net pension expense or income reflecting estimated returns on plan assets and obligations. We recognize actual gains and losses on plan assets and obligations as actuarial information becomes available upon review of the annual remeasurement.

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

Discount Rate — It is our policy to use a discount rate comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company’s pension benefits. The discount rate used to determine the present value of the obligation is adjusted annually based on prevailing interest rates as of the measurement date, which is September 30. In 2003, we lowered the discount rate used to determine the pension obligation from 7.00% to 6.25% based on the lower interest rate environment. For the 2004 interim periods prior to September 30, 2004, we used a discount rate of 6.25%. However, following the review of the annual remeasurement, we lowered the discount rate used to determine the pension obligation from 6.25% to 6.00%.

Return on Plan Assets – In 2003, we used a 9.0% assumed rate of return on plan assets as a result of a high allocation of equity securities within the plan assets. At December 31, 2003, 74% of the plan assets were equity securities with the remaining 26% of plan assets being represented by fixed income securities. After the $20 million voluntary infusion of funds into the plan in March 2004, we rebalanced the plan assets to have a lower percentage invested in traditional equity securities and fixed income securities and instead incorporate investments in market neutral hedge funds. As of September 30, 2004, approximately 54% of plan assets were invested in core diversified and market neutral hedge funds, 33% of the plan assets were equity securities and the remaining 13% of plan assets were fixed income securities. We believe that this reallocation will reduce the volatility with limited reduction of returns.

Results of Operations – Three Months Ended September 30, 2004 and 2003

In the following discussion of results of operations, certain prior year amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial condition or cash flows.

     Consolidated revenues in the third quarter of 2004 declined $163.1 million, primarily attributable to the disposition of our French funeral operations, which were joint ventured on March 11, 2004. In the three months ended September 30, 2003, revenues from funeral operations in France were $148.4 million. Consolidated gross profits decreased only $0.7 million despite the loss of profit from France, which was $16.1 million in 2003. Excluding our French operations, gross profit grew due to increased profitability in North America operations.

     Revenues from comparable North American businesses declined by $10.5 million or 2.6% due to declines in other funeral revenue and expected decreased revenues from cemetery development projects. Gross profits from comparable North America funeral and cemetery businesses rose 33.2% or $16.7 driven by cost reductions as described below.

     Net income was $12.6 million or $.04 per diluted share in the third quarter of 2004 compared to a net loss of $4.7 million or $.02 per diluted share in the third quarter of 2003. Earnings in 2003 benefited from $.03 per diluted share, or $10.0 million, related to our funeral operations in France which were subsequently divested in March 2004. Results in both periods also included items such as litigation expenses, losses on dispositions, other income and discontinued operations as follows:

     Three Months Ended September 30, 2004 (all amounts are after tax):

• We recognized expenses of $5.2 million or $.02 per diluted share associated with outstanding litigation matters.

• We recognized a net loss on dispositions of $1.8 million or less than $.01 per diluted share.

• Discontinued operations contributed net earnings of $0.3 million or less than $.01 per diluted share.

     Three Months Ended September 30, 2003 (all amounts are after tax):

• We recognized expenses of $19.8 million or $.07 per diluted share related to outstanding litigation matters.

• We recognized a net gain on corporate investments in other income of $2.6 million or $.01 per diluted share.

• We recognized a net loss on dispositions of $0.9 million or less than $.01 per diluted share.

• Discontinued operations contributed net earnings of $0.7 million or less than $.01 per diluted share.

North America Comparable Operating Results – Three Months Ended September 30, 2004 and 2003

The following table summarizes the North America comparable operating results for the three months ended September 30, 2004 and 2003. Comparable North America operations represented approximately 97% of consolidated revenues and approximately 98% of consolidated gross profits during the third quarter of 2004. Comparable financial information excludes operations that have been divested, acquired or constructed during the period January 1, 2003 to September 30, 2004, and are meant to be reflective of “same store” results of operations.

	Three Months Ended
	September 30,		Increase
	2004	2003	(Decrease)	Percentage
		(Restated
		note 17)
Funeral
Revenues	$262.0	$265.2	$(3.2)	(1.2)%
Gross Profits	$44.3	$38.6	$5.7	14.8%
Gross Margin	16.9%	14.6%

Funeral Services Performed	59,292	60,966	(1,674)	(2.7)%
Average Revenue Per Funeral Service	$4,289	$4,174	$115	2.8%

Cemetery
Revenues	$127.7	$135.0	$(7.3)	(5.4)%
Gross Profits	$22.7	$11.7	$11.0	94.0%
Gross Margin	17.8%	8.7%

     In millions, except funeral services performed and average revenue per funeral service.

Funeral

Funeral revenues declined $3.2 million in the quarter predominantly due to a decrease in other funeral service revenues. During the quarter, revenues from Kenyon, our disaster assistance subsidiary, declined $1.8 million. We also experienced a $1.2 million decline in general agency revenues associated with insurance funded prearranged funeral sales due to a shift in the mix of products sold.

     Operating funeral revenues were flat as an increase in the average revenue per funeral offset a decline in funeral volume. The number of funeral services performed in the third quarter declined 2.7%. On a year-to-date basis, the number of funeral services performed is down 0.7% compared to the first nine months of 2003 and is consistent with management’s guidance for the year.

     During the quarter, the average revenue per funeral service grew 2.8%. We continue to see a strong positive trend in the average revenue which is mainly a result of the expanded product and service offerings included in our Dignity Memorial® funeral and cremation plans. The Dignity® plans are focused on adding value for the consumer instead of relying on price increases. These plans offer consumers unique products and services aimed at providing assistance with administrative and legal issues, travel needs, emotional support, and memorialization when a death occurs. Because of these comprehensive value-added offerings, the packages generate significant incremental revenue per funeral service compared to non-Dignity sales.

     During the third quarter of 2004, 17.2% of the total funeral consumers served selected a Dignity Memorial® plan compared to 16.9% in the third quarter of 2003. We are continuing to utilize technology and contemporary marketing techniques to enhance our sales opportunities and to strengthen the competitive advantage of our national brand, Dignity Memorial®.

     Funeral results in the quarter were impacted by an increase in the rate of cremation. Of the total comparable funeral services performed in the third quarter of 2004, 39.8% were cremation services versus 38.9% in the same period of 2003. In spite of this increased mix of cremation services, we are pleased with our continued ability to consistently deliver meaningful growth in the overall average revenue per funeral service.

     Funeral gross profits increased 14.8% or $5.7 million and the gross margin percentage rose to 16.9% compared to 14.6%. This improvement is primarily a result of reductions in overhead and pension costs which were partially offset by declines in other revenue described above.

Cemetery

North America cemetery revenue decreased $7.3 million or 5.4% in the third quarter of 2004. Consistent with guidance given for 2004, revenues associated with cemetery development projects were down $7.3 million. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and a minimum of 10% of the sales price is collected from the customer. In 2003, there were unusually high levels of revenues associated with these property development projects as a result of completing projects from a backlog created in 1999 and 2000 when our cash resources were limited. In 2004, we are experiencing more normal levels of revenues related to these completed construction projects.

     Atneed revenues grew $4.5 million consisting of increases in the sale of property and merchandise, partially offset by declines in revenues from services performed. Recognized preneed revenues (excluding new development projects) declined $9.2 million as increased revenues from property sales were offset by declines in merchandise deliveries and services performed.

     Other cemetery revenues improved by $4.8 million during the quarter led by increases in interest income from installment contracts and increases in cemetery perpetual care trust fund income.

     Cemetery gross profits nearly doubled despite a 5.4% decline in revenues. Cemetery gross profits grew $11.0 million and the gross margin percentage climbed to 17.8% compared to 8.7% in the prior period. This significant improvement is a result of reductions in all cemetery cost categories during the quarter, partially offset by the decline in cemetery construction revenues. Of particular note, overhead costs declined 29% due to changes in our management structure and total selling costs were down 28% as a result of changes to the compensation plans.

Overhead Expenses

In addition to corporate general and administrative expenses, there are two other components of overhead costs that are allocated to funeral and cemetery operations in North America: home office overhead and field overhead. These two overhead categories totaled $27.1 million in the third quarter of 2004 compared to $37.8 million in the same period of 2003 representing a decrease of $10.7 million or 28.3%. This decline in costs is a direct result of initiatives undertaken in 2003 to improve the management structure and to reduce our fixed costs.

General and Administrative Expenses

In the third quarter of 2004, general and administrative expenses declined $27.5 million to $25.3 million, predominantly associated with a decrease in litigation expenses and system amortization costs. In the third quarter of 2004, we recognized legal expenses (net of insurance recoveries) of $8.3 million compared to $32.0 million in the third quarter of 2003 related to outstanding litigation matters. Additionally, included in the third quarter of 2003 was $4.6 million of accelerated amortization expense that is not included in 2004. In 2002, we made the decision to implement new information systems and, therefore, accelerated the amortization of the old systems. These accelerated amortization costs ceased at the end of the third quarter of 2003 when amortization of the new systems commenced.

     Excluding legal expenses and accelerated system amortization costs in both periods, general and administrative expenses increased less than $1 million. During the quarter we experienced increased professional fees of $1.8 million associated with Sarbanes-Oxley compliance and $1.3 million of increased non-cash long-term compensation expenses; however, these increased expenses were offset primarily by reductions in information technology and other expenses.

Other Income and Expenses

In the third quarter of 2004, we recognized a net pretax loss of $3.3 million associated with dispositions compared to a net pretax loss of $1.5 million in 2003. These net losses are primarily associated with various dispositions in North America. For further information regarding gains and impairment losses on dispositions see footnote fifteen to the consolidated financial statements in Item 1 of this Form 10-Q.

     Interest expense was $6.9 million lower in the third quarter of 2004 compared to the third quarter of 2003 primarily due to the debt extinguishments in early 2004, including the early retirement of 6% notes due 2005, the repayment of 7.375% notes due 2004 and the conversion and redemption of 6.75% convertible notes due 2008.

     Other income declined $6.6 million in the third quarter of 2004 compared to 2003. Contributing to this decline was a decrease of $2.8 million in interest income and a decline of $1.1 million in net foreign currency and other gains. Also, included in 2003 was a $2.6 million net gain from corporate investments.

     The effective tax rate in the quarter was 24.9% and was favorably impacted by a $2.4 million benefit resulting from a change in estimated 2003 federal tax liabilities. Due to this benefit and tax benefits realized from certain international dispositions, we expect our effective tax rate for the year will be 11% to 15%.

     The diluted weighted average number of shares increased by approximately 40 million shares in the third quarter of 2004 compared to 2003 mainly due to the conversion in June 2004 of our convertible senior notes which resulted in the issuance of approximately 32 million shares. The remaining share increase is related to dilutive outstanding stock options and the Company’s contribution of common stock to its 401(k) retirement plan, partially offset by share repurchases.

Results of Operations – Nine Months Ended September 30, 2004 and 2003

In the nine months ended September 30, 2004, total consolidated revenues decreased $307.8 million primarily as a result of the joint venture of our funeral operations in France completed on March 11, 2004. Revenues from our businesses in France were $127.3 million during the nine months ended September 30, 2004 compared to $424.1 million in the same period of 2003, a decrease of $296.8 million.

     Consolidated gross profits declined $23.8 million mainly as a result of a $39.0 million decrease in gross profits contributed from France. Gross profits from our French operations were $11.6 million in the first nine months of 2004 versus $50.6 million in the same period of 2003. The loss of profits from businesses in France was partially offset by increased profitability in our North America funeral and cemetery businesses.

     Revenues from comparable North America funeral and cemetery businesses improved $3.3 million. Gross profits from comparable North America businesses grew 7.1% or $15.9 million, led by cost reductions.

     Net income was $87.5 million or $.27 per diluted share in the first nine months of 2004 compared to $54.7 million or $.18 per diluted share in the first nine months of 2003. Net income in the first nine months of 2004 included $8.1 million or $.02 per diluted share, related to our French business compared to $29.3 million or $.10 per diluted share in the first nine months of 2003. Results in both periods included items such as accounting changes, gains on dispositions, litigation expenses, gains and losses on the early extinguishment of debt and other income and expenses as follows:

     Nine Months Ended September 30, 2004 (all amounts are after tax):

•	We recorded a charge of $48.1 million (including an income tax benefit of $21.3 million) or $.14 per diluted share for the cumulative effect of accounting changes related to the implementation of FIN 46R and changes in pension accounting. For additional information regarding these accounting changes, see note three to the consolidated financial statements in Item 1 of this Form 10-Q.

•	We recognized a net gain on dispositions of $58.5 million (including tax benefits realized from the dispositions of our French operations and our minority interest in the United Kingdom) or $.18 per diluted share. For further information, see note fifteen to the consolidated financial statements in Item 1 of this Form 10-Q.

•	We recognized expenses of $30.6 million or $.09 per diluted share associated with the proposed settlement of our securities class action lawsuit and other outstanding litigation matters. See note twelve to the consolidated financial statements in Item 1 of this Form 10-Q.

•	We recognized a loss on the early extinguishment of debt of $10.5 million or $.03 per diluted share primarily related to the successful tender offer of our notes due 2005 and the redemption of our convertible notes due 2008.

•	We recognized other operating income of $4.7 million or $.01 per diluted share as a result of various reconciling activities regarding our trust accounts and preneed backlogs.

•	We recognized a foreign currency transactional loss reported in other expense of $2.3 million or $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.

•	We recognized interest income reported in other income of $2.7 million or $.01 per diluted share related to interest income on a note receivable from the United Kingdom company in which we owned a minority interest.

•	Discontinued operations reported net income of $35.4 million or $.10 per diluted share. This includes a non-cash benefit of $49.2 million which is expected to reduce cash taxes in future years.

     Nine Months Ended September 30, 2003 (all amounts are after tax):

•	We incurred expenses of $29.1 million or $.09 per diluted share related to outstanding litigation matters.

•	We recognized a net gain associated with dispositions of $3.4 million or $.01 per diluted share.

•	We recognized a net gain on corporate investments of $2.6 million or $.01 per diluted share.

•	We recognized a gain on the early extinguishment of debt of $1.2 million or less than $.01 per diluted share.

•	We recognized other operating expenses of $1.1 million or less than $.01 per diluted share related to the termination of a lease contract.

•	Discontinued operations contributed $2.0 million or less than $.01 per diluted share.

North America Comparable Operating Results – Nine Months Ended September 30, 2004 and 2003

The following table summarizes the North America comparable operating results for the first nine months of 2004 and 2003. Comparable North America operations represented approximately 88% of consolidated revenues and approximately 94% of consolidated gross profits during the first nine months of 2004. Comparable financial information excludes operations that have been divested, acquired or constructed during the period January 1, 2003 to September 30, 2004, and are meant to be reflective of “same store” results of operations.

	Nine months ended
	September 30,
			Increase
	2004	2003	(Decrease)	Percentage
		(Restated
		note 17)
Funeral
Revenues	$839.7	$833.0	$6.7	0.8%
Gross Profits	$171.2	$160.0	$11.2	7.0%
Gross Margin	20.4%	19.2%

Funeral Services Performed	191,450	192,715	(1,265)	(0.7)%
Average Revenue Per Funeral Service	$4,248	$4,154	$94	2.3%

Cemetery
Revenues	$413.5	$416.9	$(3.4)	(0.8)%
Gross Profits	$67.0	$62.3	$4.7	7.5%
Gross Margin	16.2%	14.9%

     In millions, except funeral services performed and average revenue per funeral service

Funeral

Comparable North America funeral revenues rose $6.7 million or 0.8% in the first nine months of 2004 compared to 2003 primarily driven by growth in the average revenue per funeral service. This increase was partially offset by declines in funeral volume, lower levels of general agency revenues, and decreased activity in Kenyon (our disaster assistance subsidiary).

     In the first nine months of 2004, the average revenue per funeral service increased by 2.3% compared to the same period in 2003. During the first nine months of 2004, approximately 17.2% of the total funeral consumers served selected a Dignity Memorial® plan compared to 16.6% in the first nine months of 2003. Dignity Memorial® funeral and cremation plans are designed to simplify the customer decision-making process and provide savings and value to consumers through unique products and services which have traditionally not been available through funeral service locations. In addition to improving customer satisfaction levels as measured by independent surveys, these packages also generate significant incremental revenue per funeral service compared to non-Dignity sales due to the comprehensive value-added offerings they provide.

     The number of funerals performed decreased by 0.7% and within management’s guidance for the full year. Of the total comparable funeral services performed, 40.0% were cremation services in the first nine months of 2004 compared to 39.1% in 2003.

     Funeral gross profits grew $11.2 million or 7.0% during the first nine months of 2004. The gross margin percentage improved to 20.4% versus 19.2% in the prior year period. This improvement in gross profits is primarily due to reduced overhead costs and increased revenues. Our targeted gross margin range for the full year of 2004 is 20% to 24%.

Cemetery

North America cemetery revenue decreased $3.4 million or less than 1% in the first nine months of 2004. As guided by management for the full year 2004, we experienced lower levels of revenues associated with new cemetery development projects. In the first nine months of 2004, recognition of revenues from constructed cemetery property declined by $10.8 million. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and a minimum of 10% of the sales price is collected from the customer. In 2003, there were unusually high levels of revenues associated with these property development projects as a result of completing projects from a backlog created in 1999 and 2000 when our cash resources were limited. In 2004, we are experiencing more normal levels of revenues related to these completed construction projects.

     Atneed revenues grew $19.8 million due to increases in the sale of property and merchandise. Recognized preneed revenues (excluding new development projects) declined $12.7 million as increased revenues from property sales were offset by declines in merchandise deliveries and services performed.

     Other cemetery revenues increased slightly during the first nine months of 2004. Declines in cemetery merchandise trust fund income were offset by increases in endowment care trust fund income, management fee income and interest income from installment contracts.

     Cemetery gross profits improved $4.7 million or 7.5%. The gross margin percentage grew to 16.2% compared to 14.9% in the prior period and is on the high end of our guidance range for 2004 of 13% to 17%. This improvement in gross profit is primarily a result of reductions in overhead costs, which were partially offset by the decline in construction revenues.

Overhead Expenses

Home office overhead and field overhead, which are allocated to funeral and cemetery operations in North America, totaled $87.3 million in the first nine months of 2004 compared to $114.7 million in the same period of 2003 representing a decrease of $27.4 million or 23.9%. This decline in costs is due to an improved management structure, and reduced expenses associated with various outsourcing programs and new information systems.

General and Administrative Expenses

In the first nine months of 2004, general and administrative expenses declined $10.1 million to $100.3 million, primarily due to a decrease in system amortization costs. Included in the first nine months of 2003 was $13.8 million of accelerated amortization expense that is not included in 2004. In 2002, we made the decision to implement new information systems and, therefore, accelerated the amortization of the old systems. These accelerated amortization costs ceased at the end of the third quarter of 2003 when amortization of the new systems commenced.

     Litigation related costs are included in general and administrative expenses in both periods. In the first nine months of 2004, we recognized legal expenses of $48.3 million compared to $47.0 million in 2003. Legal expenses in 2004 are primarily related to the $35 million proposed settlement of outstanding securities litigation, net of $30 million funded directly into escrow by our insurance carriers. Legal expenses in 2003 are primarily related to a decision in an arbitration matter and litigation related matters in Florida.

     Excluding legal expenses and accelerated system amortization costs in both periods, general and administrative expenses increased $2.4 million. During the first nine months of 2004, we experienced $3.8 million of increased non-cash long-term compensation expenses primarily related to the appreciation of SCI’s common stock in 2004 and increased costs of $2.1 million associated with Sarbanes-Oxley compliance. These increased expenses were offset primarily by reductions in information technology expenses and other professional fees.

Other Operating Income and Expenses

In 2003, we initiated projects to reconcile our consolidated trust assets and corresponding preneed deferred revenues primarily due to the implementation of the preneed component of our new information systems and the adoption of FIN 46R. As a result of these reconciliation projects, we recognized other operating income of $6.9 million in the first nine months of 2004, which represented an estimate of the total impact of these reconciling activities. We expect to finalize the funeral segment reconciliation project and make significant progress with the cemetery reconciliation project by the time we file our 2004 Form 10-K. While the final amount of any resulting adjustment will not be known until these projects are complete, we do not expect any material adjustments to our results of operations, financial condition or cash flows to result from the conclusion of these projects.

Other Income and Expenses

In the first nine months of 2004, we recognized a net pretax gain of $33.0 million predominantly related to gains from the joint venture of our French funeral operations and the sale of our minority interest in the United Kingdom company. These gains were partially offset by net losses associated with the dispositions of funeral and cemetery businesses and excess cemetery property in North America.

     Interest expense continued to decline during the period reflecting the success we have had in reducing outstanding debt. Interest expense was $13.3 million lower in the first nine months of 2004 compared to the first nine months of 2003 and will continue to decline due to the extinguishment of the Company’s 6.75% convertible subordinated notes due 2008 following the conversion and redemption in June 2004.

     Other income declined $3.8 million in the first nine months of 2004 compared to 2003. Included in 2004 was a $2.8 million foreign exchange currency transaction loss related to a contingent payment from the acquisition of our business in Chile. Also, included in 2003 was a $2.6 million net gain from corporate investments. These net declines were offset by an increase of $1.1 million of net foreign currency and other gains and a $0.4 million increase in interest income.

     The consolidated effective tax rate in the first nine months of 2004 was a benefit of 4.7% which included non-cash tax benefits realized from the joint venture of our business in France and the sale of our minority interest in the United Kingdom, as well as a $2.4 million tax benefit resulting from a change in estimated 2003 federal tax liabilities. This compares to an effective tax rate of 36.2% in the first nine months of 2003.

Financial Condition, Liquidity and Capital Resources

Overview

Our primary financial objectives are to capitalize on our financial flexibility and to continue generating strong operating cash flows. At the beginning of 2004, we had a goal of achieving a credit rating of “BB” with Standard and Poor’s (S&P) and “Ba2” with Moody’s Investors Service (Moody’s). In July 2004, we achieved our targeted rating with S&P. In October 2004, Moody’s upgraded our rating to “Ba3”, one level below our target. In addition, Moody’s upgraded SCI to its highest Speculative Grade Liquidity rating of “SGL-1”. We believe these current ratings provide us with adequate access to obtain funds at a reasonable cost, if necessary.

     Internally generated cash flows are a significant source of liquidity for us. Based upon our year-to-date performance we believe we will be within our guidance range for operating cash flows (excluding non-recurring items) for the full year 2004 of $270 million to $310 million. As of September 30, 2004, our cash balance exceeded $300 million. We also have a new $200 million credit facility that was executed in August 2004. We have no cash borrowings under this credit facility, but have used it to support $72.5 million of letters of credit as of September 30, 2004. We believe these resources are adequate to meet our near and intermediate term debt obligations, planned capital expenditures and other cash requirements, as well as to have funds available for future growth.

     We expect to generate cash flows in the next several years above our operating and financing needs. We currently have less than $140 million in debt maturing during the remainder of 2004 and 2005. We believe that this financial flexibility coupled with our liquidity allows us to consider investments or capital structure related transactions that will enhance shareholder value. We will continue to evaluate internal opportunities such as construction of new funeral homes and development of high-end cemetery inventory. We expect to make acquisitions, if such acquisitions are available at reasonable market prices. Finally, we could consider a dividend or additional debt reductions depending on acceptable market conditions.

     On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. As of October 31, 2004, we had repurchased approximately 9.5 million shares at a total cost of approximately $59.4 million. We plan to continue to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions.

     During the third quarter of 2004, we made our first strategic acquisition since 1999 for a total cash cost of $1.8 million. We will continue to look for attractive acquisition opportunities to complement our internal growth initiatives; however, we anticipate only modest activity due to elevated price expectations of potential sellers.

     We have other potential sources of cash that could be available to us in the future. We are continuing our program to divest of our international operations. In June 2004, management committed to a plan to divest of our businesses in Argentina and Uruguay. We also own funeral businesses in Germany and Singapore and a cemetery business in Chile that we will look to exit when market values and economic conditions are conducive to a sale. In addition, our improved financial condition and credit profile is allowing us to receive cash collateral back related to various commercial commitments. During the third quarter of 2004, we received $39.6 million of collateral back and expect to receive additional amounts during the balance of the year. We expect our cash interest payments to decline predominantly as a result of the conversion and redemption of our convertible senior notes in June 2004, which will reduce annual cash interest payments by approximately $21 million. Lastly, because of our significant net operating loss carryforwards and future tax losses anticipated from proposed international asset sales, we do not expect to be a cash taxpayer until 2007.

Cash Flow

We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the first nine months of 2004 compared to the same period of 2003 are as follows:

     Operating Activities – Cash flows from operating activities declined by $120.4 million. Included in 2004 was a $20.0 million voluntary cash contribution to our pension plan, the payment of $11.4 million to retire life insurance policy loans related to our SERP and Senior

SERP retirement program, and a net receipt of $0.7 million related to the resolution of certain litigation matters. Included in 2003 was a tax refund of $94.5 million and disbursements of $25.1 million (net of insurance recoveries) related to the resolution of certain litigation matters. Excluding these items in both periods, cash flows from operating activities declined $20.3 million or 8.7%. A portion of this decline is attributable to our French business which was divested in March 2004. Cash flow from operating activities in France declined $7.8 million from $26.1 million in the first nine months of 2003 to $18.3 million for the period January 1, 2004 through March 11, 2004.

     The remaining decline of $12.5 million is primarily due to increased net trust deposits in Florida. In February 2004, we began making net trust deposits in Florida for our new preneed sales and discontinued the use of surety bonding as our primary financial assurance mechanism. Net trust deposits to preneed funeral and cemetery merchandise and service trusts were $11.9 million for new sales in Florida in 2004. No trust deposits to preneed funeral and cemetery merchandise and service trusts were made for new Florida sales in 2003, as we used surety bonding for those sales.

     Cash interest payments declined $10.0 million to $72.9 million in the first nine months of 2004 compared to $82.9 million in the same period of 2003. Cash tax payments declined $5.7 million in the first nine months of 2004 to $5.9 million from $11.6 million in 2003. These improvements were offset by working capital declines primarily associated with a decrease in accounts receivable collections and cash outflows associated with Sarbanes-Oxley compliance.

     Investing Activities – Cash flows from investing activities improved by $174.3 million primarily due to an increase in proceeds of $300.0 million from sales of international businesses and equity investments and reduced capital spending, partially offset by $135.0 million in restricted escrow deposits related to certain litigation matters (described below) and $21.9 million in reduced proceeds from our North America divestiture program.

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

     In July 2004, we paid $51.8 million to satisfy a contingent purchase obligation associated with the 1998 acquisition of our businesses in Chile. Also in 2004, we paid $6.3 million as a purchase price adjustment related to our March 2004 joint venture of French business, which brings our cash proceeds from this joint venture to an approximate $281.6 million.

     In March 2004, we deposited $100 million into a restricted escrow fund related to certain litigation matters in Florida. In May 2004, we deposited $35 million (net of $30 million provided by our insurance carriers) into a restricted escrow fund related to the proposed settlement of our securities class action lawsuit originally filed in 1999.

     Restricted cash deposits in 2003 resulted from our decision to replace certain letters of credit with cash collateral for various commercial commitments. Our improved financial condition and credit profile is now allowing us to receive some of this cash collateral back. During the third quarter of 2004, we received $39.6 million of collateral back. During October 2004, we received an additional $15.6 million, reducing our deposits for cash collateral for such commitments to $48.4 million. This compares to $95.3 million at December 31, 2003.

     Capital expenditures declined $12.4 million primarily as a result of the joint venture of our operations in France in March 2004. Capital expenditures by our French operations were $2.8 million during 2004 compared to $23.8 million during the nine months ended September 30, 2003. Capital expenditures in North America increased $8.8 million mainly due to planned additional spending on growth-oriented projects.

     Financing Activities – Cash used for financing activities improved $64.9 million primarily due to debt restructurings in 2004. In 2004, we have executed a series of transactions to further strengthen our capital structure. In April 2004, we successfully completed a private offering of $250 million principal amount of 6.75% notes due 2016 and received net cash proceeds of approximately $243 million. Including the premium, $219.0 million of the net cash proceeds were applied to the early retirement of $208.7 million in principal of our 6% notes due 2005. Also in April 2004, as required by the terms of the agreement, we repaid the remaining $111.2 million of our 7.375% notes due 2004. Immediately following the June 22, 2004 conversion into common stock of approximately 71% of our outstanding 6.75% bonds due 2008, we exercised our option to redeem the remaining outstanding $91.1 million of the bonds for

$94.6 million in cash, including interest and a premium. With these transactions in 2004, we have significantly extended our debt maturity schedule.

     On August 16, 2004, we announced a share repurchase program authorizing up to $100 million to repurchase our common stock. From August 16, 2004 through September 2004, we repurchased 5.6 million shares of common stock for $34.8 million. During October 2004, we repurchased an additional 3.9 million shares for $24.6 million.

Debt

Our financial condition continues to improve as demonstrated by the following trend in our cash and debt balances:

(In millions)	September 30,	December 31,
	2004	2003	2002	2001
Total debt	$1,294.7	$1,701.9	$1,974.4	$2,522.0
Cash and cash equivalents	318.0	239.4	200.6	29.3

Total debt less cash and cash equivalents	$976.7	$1,462.5	$1,773.8	$2,492.7

     Total debt less cash and cash equivalents at September 30, 2004 was $976.7 million, representing the lowest levels in our company since 1992. Total debt has been reduced by over $1.2 billion or 49% since December 31, 2001. This reduction is a result of strong operating cash flows including the receipt of tax refunds of approximately $152 million and a successful asset divestiture and joint venture program that produced over $800 million of net cash proceeds.

     In the first nine months of 2004, we continued to increase our cash balance while simultaneously reducing our total debt. Our cash balance grew by nearly $80 million while our total debt declined by over $400 million. Our cash balance at September 30, 2004 does not reflect a $25 million receivable from our insurance carriers related to the settlement of the litigation matters in Florida (See note twelve to the consolidated financial statements in Item 1 of this Form 10-Q).

     Along with our operating cash flows, we received $287.9 million in net cash proceeds from our joint venture of our France operations in March 2004 and collected $53.8 million during the second quarter from the liquidation of our debt and equity holdings in our former United Kingdom affiliate. The conversion into common stock of our convertible bonds in June 2004 reduced total debt by $221.7 million in principal. Our debt also declined due to a $24 million reduction in capital lease obligations associated with our divested French operations. Partially offsetting these items was $135 million in payments into escrow for the proposed settlement of class action litigation matters.

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

     The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on our consolidated balance sheet. However, when customers enter into a trust funded preneed contract, we record an asset, Preneed funeral receivables and trust investments and a corresponding obligation, Deferred preneed funeral revenues in our consolidated balance sheet for the contract price. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. When we receive payments on a trust funded preneed funeral contract from the customer, we deposit the amount required by law into the trust and reclass the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. While some customers may pay for their contract in a single payment, most preneed funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive, on average, a down payment at the time of sale of approximately 11%. Historically, the majority of our preneed funeral trust contracts have not included a finance charge.

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

     If a customer cancels the trust funded preneed funeral contract, applicable law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at September 30, 2004 and December 31, 2003.

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

     In certain situations pursuant to applicable laws, we can post a surety bond as financial assurance for an amount that would otherwise be required to be deposited in trust accounts for trust funded preneed funeral contracts. See the Financial Assurances section within this Preneed Funeral and Cemetery Activities section for further details on our practice of posting such surety bonds. We believe the deferred revenues associated with preneed funeral bonded contracts exceed the expected cost of meeting our obligations to provide funeral services and merchandise for the outstanding preneed funeral bonded contracts, and our future operating cash flows will be sufficient to fulfill these contracts without use of the surety bonds.

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

     The cash flow activity over the life of a preneed funeral contract that has been bonded from the date of sale to its death maturity or cancellation is captured in the line item Net effect of preneed funeral production and maturities in the consolidated statement of cash flows. The payments received from our customers for their trust funded preneed funeral contracts that have been bonded are a source of working capital cash flow from operating activities until the contracts mature. This is reduced by the payment of deferred selling costs, the premiums to the surety companies for the bond coverage, and refunds on customer cancellations of contracts. When a trust funded preneed funeral contract that has been bonded matures upon the death of the beneficiary, there is no additional cash flow to us unless the customer owed an outstanding balance, thus creating a negative effect on the cash flow from operating activities.

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

     The third party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of the preneed sale. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. Approximately 67% of our 2004 North America preneed funeral production is insurance funded preneed funeral contracts.

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

     The table below details the North America results of trust and insurance funded preneed funeral production for the nine months ended September 30, 2004 and 2003, the related deferred selling costs incurred to obtain the trust funded preneed arrangements and the net selling activity associated with insurance funded preneed arrangements included in our consolidated statement of operations. The decline in GA revenue is a result of a shift in product mix from whole life policies to flex insurance policies, for which we earn a lower commission rate. The increase in direct expenses is the result of higher fringe benefits expenses and shifts in the product mix by counselor between trust and insurance. Additionally, the table reflects revenues and previously deferred trust funded preneed funeral contract selling costs recognized in the consolidated statement of operations associated with death maturities of preneed funeral contracts for the nine months ended September 30, 2004 and 2003.

	North America
	Funeral
	Nine months ended
	September 30,
(In millions)	2004	2003
Preneed Production:
Trust (including bonded)	$91.2	$97.7
Insurance (1)	187.8	167.6

Total	$279.0	$265.3

Trust funded preneed funeral deferred selling costs	$11.8	$10.3

Insurance funded preneed funeral selling activity:
GA revenue	$22.9	$24.2
Direct expenses	20.1	19.2

Net activity	$2.8	$5.0

Death Maturity:
Previous preneed production included in current period revenues:
Trust	$89.1	$119.3
Insurance	129.1	134.1

	$218.2	$253.4

Amortization/recognition of trust funded preneed funeral deferred selling costs in current period	$7.2	$6.8

     (1) Amounts are not included in the consolidated balance sheet.

     The following table reflects the North America backlog of trust funded deferred preneed funeral contract revenues (including amounts related to Non-controlling interest in funeral and cemetery trusts) at September 30, 2004 and December 31, 2003. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of preneed funeral contract revenues at September 30, 2004 and December 31, 2003. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity. The preneed funeral deferred selling costs associated with trust funded contracts (net of an estimated allowance for cancellation) are included with preneed cemetery deferred selling costs as a component of Deferred charges and other assets.

	North America
	Funeral
(In millions)	2004	2003
Backlog of trust funded deferred preneed funeral revenues (1)	$1,366.2	$1,501.6
Backlog of insurance funded preneed funeral revenues (2)	$2,204.2	$2,018.4

Total backlog of preneed funeral revenues (total of (1) and (2))	$3,570.4	$3,520.0

Deferred selling costs associated with trust funded deferred preneed funeral revenues	$98.5	$95.4

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated cancellation reserve. Excludes unrealized gains/losses.

(2)	Insurance funded preneed funeral contracts are not included in the consolidated balance sheet.

Preneed Cemetery Activities

When purchasing cemetery property interment rights, merchandise, and services on a preneed basis, approximately 30% of our consumers choose to pay the entire amount of the contract at the time of sale. The remaining customers choose to pay for their contracts on an installment basis generally over a period of one to seven years. On these installment contracts, we receive an average down payment at the time of sale of approximately 14%. Historically, the installment contracts have included a finance charge ranging from 3.5% to 15.7% depending on the date sold, the payment period selected, state laws and the payment method (i.e., monthly statement billing or automated bank draft). Unlike trust funded preneed funeral contracts, where the entire purchase price is deferred and the revenue is recognized as one event at the time of death maturity, the revenues associated with a preneed cemetery contract can be recognized as different contract events occur. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed or is available for interment. With the customer’s direction, which is generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer of their personalized marker merchandise. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. For services, personalized marker merchandise where the customer chooses not to elect vendor storage or early delivery to our cemetery, and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered.

     Because the services or merchandise will not be provided until some time in the future, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. As with trust funded preneed funeral contracts, the funds deposited into trust are invested by the independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines as established by our Investment Committee. The trustees utilize professional investment advisors to select and monitor the money managers that make the investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of the preneed programs. Applicable law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer. In certain situations pursuant to applicable laws, we post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing funds into trust accounts. See the Financial Assurances section within this Preneed Funeral and Cemetery Activities section for further details on our practice of posting such surety bonds.

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

     The table below details the North America results of total cemetery sales production and the amounts that have been deferred for the nine months ended September 30, 2004 and 2003 and the related deferred selling costs incurred to obtain the contract items. Additionally, the table reflects previously deferred revenues and previously deferred selling costs recognized in the consolidated statements of operations associated with deliveries/services of cemetery contract items for the nine months ended September 30, 2004 and 2003.

	North America
	Cemetery
	Nine months ended
	September 30,
(In millions)	2004	2003
Deferral:
Total preneed cemetery production	$241.4	$257.0
Total atneed cemetery production	149.3	121.3

Total cemetery sales production	390.7	378.3
Less: Preneed property revenue recognized at date of sale (constructed cemetery interment rights where down payment was at least 10% of the sales price)	(84.4)	(79.8)
Less: Preneed property revenue accounted for as deposits held (cemetery interment rights where the down payment was less than 10%)	(29.8)	(26.3)
Less: Atneed property, merchandise and service revenue recognized at time of sale or service	(101.8)	(101.0)

Deferred preneed cemetery revenues	$174.7	$171.2

Deferred selling costs	$32.6	$33.6

Recognition:
Previously deferred revenue included in current period revenues	$149.6	$164.5

Amortization/recognition of deferred selling costs in current period	$23.3	$28.5

     The following table reflects the total North America backlog of Deferred cemetery contract revenues (including amounts related to Non-controlling interests in funeral and cemetery trusts) and the related preneed cemetery deferred selling costs included in our consolidated balance sheet at September 30, 2004 and December 31, 2003. The backlog amount presented is reduced by an amount that we believe will cancel before maturity. The preneed cemetery deferred selling costs (net of an estimated allowance for cancellation) are included with preneed funeral deferred selling costs as a component of Deferred charges and other assets.

	North America
	Cemetery
(In millions)	2004	2003
Backlog of deferred cemetery revenues (1)	$1,648.6	$1,574.2

Deferred selling costs	$216.0	$204.9

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, except for unrealized gains or losses. Additionally, upon implementation of FIN 46R as of March 31, 2004, we recorded an increase of $43.5 million to Deferred preneed cemetery revenues in connection with the consolidation of certain cemeteries managed but not owned by us.

Financial Assurances

In support of operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities are described below. The increase in preneed funeral surety bonds is primarily a result of the annual review performed in Florida during the first quarter of 2004. This review adjusted the bonds to cover the liabilities associated with sales during 2003. We expect this number to decline in subsequent years as merchandise and services related to such bonded contracts are delivered or performed (see further discussion related to Florida bonding below).

	September 30,	December 31,
(In millions)	2004	2003
Preneed funeral	$145.8	$125.6
Preneed cemetery:
Merchandise and services	178.9	179.6
Preconstruction	10.0	18.1

Bonds supporting preneed funeral and cemetery obligations	334.7	323.3

Bonds supporting preneed business permits	3.7	4.8
Other bonds	5.5	4.7

Total surety bonds outstanding	$343.9	$332.8

     When selling preneed funeral and cemetery contracts, we intend to post surety bonds where allowed by applicable law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the nine months ended September 30, 2004 and 2003, we had $66.4 million and $70.2 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

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

     The applicable Florida law that allows posting of surety bonds for preneed contracts expires December 31, 2004; however, it allows for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. Of the total cash receipts attributable to bonded sales for the nine months ended September 30, 2004 and 2003, approximately $40.7 million and $52.8 million, respectively, were attributable to the state of Florida. On February 1, 2004, we elected to begin trusting as a financial assurance mechanism in Florida, rather than surety bonding, on new Florida sales of preneed funeral and cemetery merchandise and services. Our net trust deposits attributable to these eight months of new Florida sales were $11.9 million. No trust deposits were made for new Florida sales in 2003, as we used surety bonding for those sales.

Cautionary Statement on Forward-Looking Statements

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense and negative currency translation effects.

•	The outcomes of pending lawsuits and proceedings against us involving alleged violations of securities laws and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Our ability to consummate the previously disclosed proposed settlement of our Consolidated Lawsuit (as defined within our Form 10-Q) involving allegations of violations of federal securities laws.

•	Our ability to consummate the settlement of lawsuits in Florida as described in the agreement in principle with respect thereto, and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Amounts payable by us with respect to our outstanding legal matters exceeding our established reserves.

•	We maintain accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to successfully implement our strategic plan related to producing operating improvements, strong cash flows and further deleveraging.

•	Our ability to successfully implement our plan to reduce costs and increase cash flows associated with significant changes being made to our organization structure, process and quality of our sales efforts.

•	Changes to net income as a result of our ongoing reconciliation processes regarding our trust assets and preneed backlogs.

•	Changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully complete our ongoing process improvement and system implementation projects, including our replacement of our North America point-of-sale information technology systems.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully exploit our substantial purchasing power with certain of our vendors.

•	The outcome of a pending Internal Revenue Service audit and future tax deductions resulting from potential asset sales.

•	The effectiveness of our internal controls over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain a favorable attestation report of our auditors regarding our assessment of our internal controls.

For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our current report on Form 8-K filed September 2, 2004, which superseded our 2003 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our current report on Form 8-K filed September 2, 2004, which superseded our Form 10-K for the year ended December 31, 2003. Approximately $315.9 million, or 21%, of our net assets at December 31, 2003, were denominated in Euros related to our French operations. At September 30, 2004, less than 1% of our net assets related to our equity investment in France after consummation of a joint venture transaction. There have been no other material changes to the disclosure on this matter made in such Form 8-K.

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

     As of September 30, 2004, the above derivative instruments had expired with the sale of France and the receipt of the proceeds from the United Kingdom. We were not a party to any derivative transactions at September 30, 2004.

Item 4. Controls and Procedures

In early 2003, we began our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), which requires detailed review, documentation and testing of our internal controls over financial reporting. This detailed review, documentation and testing includes an assessment of the risks that could adversely affect the timely and accurate preparation of our financial statements and the identification of internal controls that are currently in place to mitigate the risks of untimely or inaccurate preparation of these financial statements. We will be required to include a report on management’s assessment of internal controls over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2004, which must be attested to by our independent auditor. We have not completed our assessment at this time.

     In 2004, we have dedicated to date a significant amount of internal resources and time to our SOX 404 compliance efforts. In addition to our dedicated internal resources, we engaged an accounting firm to assist us in the documentation and testing procedures of the SOX 404 compliance project.

     As required by SOX 404, we are evaluating the design and operating effectiveness of our internal controls over financial reporting. Our evaluation and documentation of the design effectiveness of our internal controls over financial reporting is substantially complete. We have initiated the required testing process to evaluate the operating effectiveness of our internal controls over financial reporting. This testing process involves (1) testing our controls for effectiveness and (2) reviewing the documentary evidence that supports the effective operations of the internal controls over financial reporting.

     As a result of the testing, we have become aware of the deficiencies in our internal controls over financial reporting that are described below. We are actively attempting to remediate these identified deficiencies.

•	We have identified deficiencies in our internal controls over financial reporting related to revenue recognition transactions specifically associated with the timely recording of the delivery and performance of cemetery goods and services sold on a preneed basis. As previously reported, we have improved our internal controls and procedures with respect to these matters since the adoption of SAB 101, effective January 1, 2000, and we have further strengthened these internal controls and procedures in 2004 through Company-wide remediation efforts. Furthermore, during the third quarter of 2004, our new point-of-sale information system used by our cemeteries became operational and contains further internal control and procedure enhancements related to this area. We continue to enhance the effectiveness of these internal controls and procedures.

•	We have identified deficiencies in our internal controls over financial reporting related to our preneed funeral and cemetery activities. The identification of these deficiencies resulted from on-going projects to reconcile our preneed backlog detailed records, consolidated trust fund assets and corresponding preneed deferred revenues. These projects continue and could result in changes to estimates or adjustments in the preneed items. We expect to finalize the funeral segment reconciliation project and make significant progress with the cemetery segment reconciliation project by the time we file our 2004 Form 10-K. We have also implemented improvements to our internal controls with respect to our preneed funeral and cemetery activities, and we continue to enhance such internal controls. As noted above, we have implemented new point-of-sale information systems that contain enhanced internal controls related to both preneed and atneed activities in our funeral and cemetery locations.

•	We have identified deficiencies in the operating effectiveness of our internal controls at the funeral and cemetery field level. As a result, we have initiated Company-wide efforts to formalize and improve the operating effectiveness of our field-level internal controls and remediate these deficiencies. We have implemented formal training to educate our funeral and cemetery personnel on our responsibilities mandated by SOX 404 and have implemented key control checklists covering operational and financial controls that are now completed monthly by our funeral and cemetery locations and reviewed by market support centers. Our three market support centers help facilitate the execution of this remediation effort, including the key control checklists, and serve as liaisons between field and corporate offices for reinforcement and implementation of policies and procedures.

•	We have identified deficiencies in the operating effectiveness of our internal controls at the corporate home office level. These deficiencies relate primarily to controls surrounding reconciliations, approvals, proper authorizations and general computer controls. We have initiated efforts to formalize and improve the operating effectiveness of our internal controls at our corporate home office level and remediate these deficiencies.

     Primarily as a result of our decision to implement new point-of-sale information systems in our funeral and cemetery locations, we have experienced significant delays in completing our review, documentation and testing of our internal controls related to our information technology systems and processes. Active plans using significant internal and external resources are currently underway to complete the required SOX 404 work on a timely basis. Despite this delay, we continue to believe our decision to implement the new point-of-sale information systems is ultimately in the best interest of our shareholders.

     While we continue to attempt to remediate the deficiencies identified above, as well as complete our SOX 404 compliance efforts related to our information technology processes, it is possible that we will not complete our testing and retesting efforts by December 31, 2004. It is also possible we could experience further delays in our SOX 404 compliance efforts or identify deficiencies in addition to those discussed above. If we are unable to complete all of our SOX 404 compliance efforts on a timely basis, or if there are deficiencies that have not been remediated, we may be required to conclude in our annual report that our internal controls over financial reporting are not effective as of December 31, 2004. Furthermore, we have not completed our evaluation of the deficiencies identified above at this time; therefore, we have not been able to determine whether the deficiencies described above constitute significant deficiencies or material weaknesses in our internal controls over financial reporting at this time. If left unremediated, it is possible that the deficiencies described above, or other additional deficiencies identified, could be determined to be significant deficiencies, material weaknesses or aggregate to material weaknesses in our internal controls over financial reporting.

     If our independent auditor either disagrees with our assessment or otherwise concludes that our internal controls are not effective, this will be disclosed in the auditor’s report on internal controls in our annual report. The chairman of our Audit Committee has received communications from our independent auditor stating their concern about our ability to complete our assessment of internal controls over financial reporting on a timely basis.

     In addition to communicating to our independent auditors, we have communicated to our Audit Committee the deficiencies in our internal controls over financial reporting identified to date, as well as our current remediation efforts. Our management, with the oversight of our Audit Committee, is committed to effectively remediating known deficiencies as expeditiously as possible and continuing our extensive efforts to comply with SOX 404 by December 31, 2004.

     In a separate evaluation performed under the supervision of our principal executive officer and our principal financial officer, we have evaluated our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our third quarter of 2004 (the “Evaluation Date”). We reviewed the status of our SOX 404 compliance evaluation and the deficiencies in our internal controls over financial reporting described above. Based on such evaluation, we have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act except for the deficiencies identified above.

Change in Internal Controls

Except as described in the above paragraphs, there were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in note twelve to the unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On August 16, 2004, the Company announced a share repurchase program authorizing the investment of up to $100 million to repurchase its common stock. Pursuant to the program, the Company has repurchased shares of its common stock as set forth in the table below.

Issuer purchases of equity securities
	(a)	(b)	(c)	(d)
			Total number	Maximum number (or
			of shares	approximate dollar
	Total		(or units)	value) of shares
	number of	Average	purchased as part	(or units) that may
	shares	price paid	of publicly	yet be purchased
	(or units)	per share	announced plans or	under the plans or
Period	purchased	(or unit)	programs	programs
July 1, 2004 – July 31, 2004	—	—	—	—
August 1, 2004 – August 31, 2004	1,048,100	$6.0060	1,048,100	$93,705,116
September 1, 2004 – September 30, 2004	4,563,400	$6.2490	4,563,400	$65,188,499

	5,611,500	6.2036	5,611,500	65,188,499

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of Indemnification Agreement for officers and directors.

10.2	First Amendment to the SCI 401(k) Retirement Savings Plan.

12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2004 and 2003.

31.1	Certification of Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.2	Defendants’ Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.3	Defendants’ motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.4	Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.5	Defendant’s Reply to Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).

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

November 8, 2004	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey E. Curtiss
Jeffrey E. Curtiss
Senior Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Form of Indemnification Agreement for officers and directors.

10.2	First Amendment to the SCI 401(k) Retirement Savings Plan.

12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2004 and 2003.

31.1	Certification of Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Robert L. Waltrip as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.2	Defendants’ Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.3	Defendants’ motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.4	Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.5	Defendant’s Reply to Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year ended December 31, 1999).