Form 10-K
period 2004-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2005-03-31
CIK 89089

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6402-1

Service Corporation International

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1488375 (I.R.S. employer identification no.)

1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)

Registrant’s telephone number, including area code: 713/522-5141

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $2,070,760,397 based upon a closing market price of $7.37 on June 30, 2004 of a share of common stock as reported on the New York Stock Exchange — Composite Transactions Tape.

     The number of shares outstanding of the registrant’s common stock as of March 7, 2005 was 309,972,343 (net of treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement in connection with its 2005 Annual Meeting of Shareholders (Part III)

SERVICE CORPORATION INTERNATIONAL

PART I

ITEM 1. Business.

General

     At December 31, 2004, Service Corporation International (SCI or the Company) owned and operated 1,216 funeral service locations and 400 cemeteries. Complementary to our funeral operations, we own and operate Kenyon International Emergency Services, a disaster response company that engages in mass fatality and emergency response services.

     Our funeral service and cemetery operations consist of funeral service locations, cemeteries, crematoria and related businesses. Personnel at the funeral service locations provide all professional services relating to atneed funerals, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, burial vaults, cremation receptacles, flowers and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. We sell preneed funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. Our cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, burial vaults, casket and cremation memorialization products) and services (primarily merchandise installations and burial openings and closings). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization.

     During the first quarter of 2004, we sold our funeral operations in France and subsequently purchased a 25% equity interest in the acquiring entity. We sold our minority interest investment in our United Kingdom operations in the second quarter of 2004. For additional information regarding these transactions, see note twenty to the consolidated financial statements in Item 8 of this Form 10-K. During the first quarter of 2005, we disposed of our operations in Argentina and Uruguay, which were accounted for as discontinued operations at December 31, 2004. See note twenty-one to the consolidated financial statements in Item 8 of this Form 10-K for additional information related to discontinued operations.

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

     Each of our Board’s standing committee charters, our Corporate Governance Guidelines, our Code of Ethics for Board Members, and our Code of Conduct for Officers and Employees are available, free of charge, through our website or, upon request, in print. We will post on our internet website all waivers to or amendments of our Code of Conduct for Officers and Employees, which are required to be disclosed by applicable law and rules of the New York Stock Exchange listing standards. Information contained on our website is not part of this report.

Funeral and Cemetery Operations

General

     The funeral and cemetery operations consist of our funeral service locations, cemeteries, crematoria and related businesses. In 2004, our operations were organized into a North America division, which represents the United States and Canada, a European division primarily consisting of operations in France and Germany and an Other Foreign division relating to operations in South America and Singapore. See note seventeen to the consolidated financial statements in Item 8 of this Form 10-K for financial information about our business segments.

     Our operations in North America are organized into 32 major markets and 42 middle markets. Each market is led by a market director with responsibility for funeral and cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries realize efficiencies by sharing common resources such as personnel, preparation services, and vehicles. There are three market support centers in North America to assist market directors with financial, administrative and human resource needs. These support centers are located in Houston, New York, and Los Angeles. The primary functions of the market support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices, and serve as liaisons for implementation of policies and procedures.

     The death care industry in North America is characterized by a large number of locally owned, independent operations. In order to be successful, we believe our funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. We believe we have an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with local competing funeral homes, cemeteries, and retail locations.

     We have multiple funeral service locations and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. Some of our international funeral service locations operate under certain brand names specific for a general area or country. We have branded our funeral operations in North America under the name Dignity Memorial®. A national brand name is unique to the death care industry in North America and we believe this gives us a strategic advantage in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, will generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.

     In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. The west coast of the United States, Florida and Arizona have the highest concentration of cremation consumers in North America. Cremation services usually result in lower revenue and gross profit dollars than traditional funeral services. In North America during 2004, 40.0% of all funeral services we performed were cremation cases, compared to 39.0% performed in 2003. We have expanded our cremation memorialization products and services in several North America markets, which has resulted in higher average sales for cremation cases compared to historical levels. We also continue to own and operate National Cremation® Service (NCS), our nationally branded cremation company with multiple locations in 16 states and Ontario, Canada at December 31, 2004.

     Prior to 1999, we focused on the acquisition and consolidation of independent funeral homes and cemeteries in the fragmented death care industry in North America. During the 1990’s, we also expanded our operations through acquisitions in Europe, Australia, South America and the Pacific Rim. At one time, our network consisted of more than 4,500 businesses in 20 countries on 5 continents. During the mid to late 1990’s, the acquisition market became extremely competitive resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced the level of acquisition activity and focused on identifying and addressing non-strategic or underperforming businesses. This focus resulted in the divestiture of several North America and international operations. During 2002 and 2001, we completed joint ventures of operations in Australia, United Kingdom, Spain and Portugal. In 2003, we sold our equity investment in our operations in Australia, Spain and Portugal. During the first quarter of 2004, we completed a joint venture of our funeral operations in France. We sold our minority interest equity investment in the United Kingdom in the second quarter of 2004. During the first quarter of 2005, we divested of all of our operations in Argentina and Uruguay. We may pursue discussions with various third parties concerning the sale or joint venture of our remaining international operations as we intend to focus our efforts on operating a core business of high quality funeral service locations and cemeteries in North America.

Funeral Service Locations

     Our 1,216 funeral service locations provide all professional services relating to funerals, including the use of funeral facilities, motor vehicles, and preparation and embalming services. Funeral service locations sell caskets, burial vaults, cremation receptacles, flowers, burial garments, and other ancillary products and services. Primary costs associated with our funeral service locations include labor, facility costs, vehicle costs and cost of merchandise. Our funeral service locations generally experience a greater demand for services in the winter months primarily related to higher incidents of deaths from pneumonia and influenza.

     In addition to selling products and services to client families at the time of need, we also sell preneed funeral services in most of our service markets. A preneed funeral arrangement is a means through which a customer agrees to the terms of a funeral to be performed in the future. All or a portion of the funds collected from preneed funeral contracts are placed into trust accounts, pursuant to applicable law. Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funerals. In certain situations and pursuant to applicable laws, we will post a surety bond as financial assurance for a certain amount of the preneed funeral contract in lieu of placing certain funds in trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of

this Form 10-K for further details on our practice of posting such surety bonds. For additional information regarding preneed funeral activities, see the Preneed Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in Item 7 and notes three, four and five to the consolidated financial statements in Item 8 of this Form 10-K.

Cemeteries

     Our 400 cemeteries sell interment rights associated with cemetery properties such as mausoleum spaces, lots and lawn crypts, and sell cemetery merchandise such as stone and bronze memorials, burial vaults, caskets and cremation memorialization products. Our cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. Primary costs associated with our cemetery operations include labor costs, selling costs, cost of merchandise (including cemetery property), and maintenance costs.

     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery contracts is generally required by law to be paid into perpetual care trust funds. Earnings from perpetual care trust funds are used to defray the maintenance costs of cemeteries. Additionally, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by various state laws to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. In certain situations and pursuant to applicable laws, we will post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing certain funds into trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K for further details on the practice of posting such surety bonds. For additional information regarding cemetery preneed activities, see the Preneed Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K and notes three, four and six to the consolidated financial statements in Item 8 of this Form 10-K.

Combined Funeral Service Locations and Cemeteries

     We own 189 funeral service/cemetery combination locations in which a funeral service location is physically located within or adjoining an SCI owned cemetery. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery and typically have a higher gross margin than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give consumers added convenience to purchase both funeral and cemetery products and services at a single location.

Employees

     At December 31, 2004, we employed 13,939 (12,535 in North America) individuals on a full time basis and 6,659 (6,637 in North America) individuals on a part time basis. Of the full time employees, 13,410 were employed in the funeral and cemetery operations and 529 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by SCI’s group health and life insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government mandated benefit plans. Approximately 5% of our employees in North America are represented by unions. Although labor disputes are experienced from time to time, relations with employees are generally considered favorable.

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

ITEM 2. Properties.

     Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. A wholly-owned subsidiary of SCI owns an undivided one-half interest in the building and parking garage. The other undivided one-half interest is owned by an unrelated third party. We plan to acquire the other one-half interest in the building at the end of the lease in July 2005 for $2 million. The property consists of approximately 127,000 square feet of office space and 185,000 square feet of parking space. We lease all of the office space in the building for $59,000 per month and pay all operating expenses. One half of the rent is paid to the wholly-owned subsidiary and the other half is paid to the owners of the remaining undivided one-half interest. We own and utilize two additional buildings located in Houston, Texas for corporate activities containing a total of approximately 207,000 square feet of office space.

     At December 31, 2004, we owned approximately 82% of the real estate and buildings used by our 1,216 funeral service locations, 400 cemeteries and 145 crematoria, and 18% of such facilities were leased. In addition, we leased two aircraft pursuant to cancelable operating leases. At December 31, 2004, we operated 6,066 vehicles, of which 15% were owned and 85% were leased. For additional information regarding leases, see the Contractual, Commercial and Contingent Commitments section in Financial Condition, Liquidity and Capital Resources in Item 7 and note fourteen to the consolidated financial statements in Item 8 of this Form 10-K.

     At December 31, 2004, our 400 cemeteries contained a total of approximately 28,563 acres, of which approximately 57% was developed.

     The specialized nature of our businesses requires that our facilities be well-maintained and kept in good condition and we believe that these standards are being met.

     The following table provides the number of SCI funeral homes and cemeteries by state and country as of December 31, 2004:

	Number of		Number of
Country	Funeral Homes		Cemeteries
United States
Alabama	31		16
Alaska	7		2
Arizona	27		10
Arkansas	8		5
California	110		35
Colorado	29		11
Connecticut	17		0
District of Columbia	1		0
Florida	124		43
Georgia	24		12
Hawaii	2		2
Illinois	57		17
Indiana	25		9
Iowa	7		4
Kansas	9		4
Kentucky	16		5
Louisiana	27		5
Maine	17		0
Maryland	13		11
Massachusetts	31		0
Michigan	17		12
Minnesota	7		4
Mississippi	11		2
Missouri	25		8
Nebraska	4		0
New Hampshire	3		0
New Jersey	23		0
New Mexico	5		1
New York	62		0
North Carolina	28		15
Ohio	18		14
Oklahoma	15		8
Oregon	24		12
Pennsylvania	17		25
Rhode Island	1		0
South Carolina	2		4
South Dakota	2		0
Tennessee	20		12
Texas	132		45
Utah	5		3
Vermont	1		0
Virginia	17		12
Washington	23		9
West Virginia	4		6
Wisconsin	12		0

Canada
Alberta	15		1
British Columbia	23		5
New Brunswick	5		0
Nova Scotia	5		0
Ontario	29		0
Quebec	49		0
Saskatchawan	4		1

Argentina	5	(1)	5	(1)
Chile	0		3
Germany	17		0
Singapore	4		0
Uruguay	0		2	(1)

Total	1,216		400

(1)	These businesses were sold in February 2005.

ITEM 3. Legal Proceedings.

     Information regarding legal proceedings is set forth in note fourteen to the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G to Form 10-K, the information regarding executive officers of the Company called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth as of March 14, 2005 the name and age of each executive officer of the Company, the office held, and the date first elected an officer.

			Year First
			Became
Officer Name	Age	Position	Officer(1)
R. L. Waltrip	74	Chairman of the Board	1962
Thomas L. Ryan	39	President and Chief Executive Officer	1999
Michael R. Webb	46	Executive Vice President and Chief Operating Officer	1998
Jeffrey E. Curtiss	56	Senior Vice President Chief Financial Officer and Treasurer	2000
J. Daniel Garrison	53	Senior Vice President Operations Support	1998
Stephen M. Mack	53	Senior Vice President Middle Market Operations	1998
James M. Shelger	55	Senior Vice President General Counsel and Secretary	1987
Christopher H. Cruger	30	Vice President Business Development	2005
W. Cardon Gerner	50	Vice President Accounting	1999
Jane Jones	49	Vice President Human Resources	2005
Albert R. Lohse	44	Vice President Corporate Governance	2004
Elisabeth G. Nash	44	Vice President Continuous Process Improvement	2004
Donald R. Robinson	47	Vice President Supply Chain Management	2005
Eric D.Tanzberger	36	Vice President and Corporate Controller	2000
Sumner J. Waring, III	36	Vice President Major Market Operations	2002

(1)	Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

     Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

     Mr. Waltrip is the founder, Chairman of the Company, and a licensed funeral director. He grew up in his family’s funeral business and assumed management of the firm in the 1950s after earning a Bachelor’s degree in Business Administration from the University of Houston. He began buying additional funeral homes in the 1960s, achieving cost efficiencies by pooling their resources. At the end of 2004, the network he began had grown to include more than 1,700 funeral service locations, cemeteries and crematoria. Mr. Waltrip took the Company public in 1969. He has provided leadership to the Company for over 40 years.

     Mr. Ryan joined the Company in June 1996 and served in a variety of financial management roles within the Company. In February 1999, Mr. Ryan was promoted to Vice President International Finance. In November 2000, he was promoted to Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan was appointed President and Chief Operating Officer. In February 2005, he was promoted to Chief Executive Officer. Prior to joining the Company, Mr. Ryan was a Certified Public Accountant with Coopers & Lybrand L.L.P. for more than five years. Mr. Ryan is a Certified Public Accountant and holds a Bachelor of Business Administration degree from the University of Texas-Austin.

     Mr. Webb joined the Company in 1991 when it acquired Arlington Corporation, a regional funeral and cemetery consolidator, where he was then Chief Financial Officer. Prior to joining Arlington Corporation, Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group, Inc. In 1993, Mr. Webb joined the Company’s corporate development group, which he later led on a global basis before accepting operational responsibility for the Company’s Australian and Hispanic businesses. Most recently, Mr. Webb has led the efforts to reduce overhead costs and improve business and financial processes. Mr. Webb was named Executive Vice President in July 2002. In February 2005, he was promoted to Chief Operating Officer. He is a graduate of the University of Georgia, where he earned a Bachelor of Business Administration degree.

     Mr. Curtiss joined the Company as Senior Vice President and Chief Financial Officer in January 2000. In August 2002, Mr. Curtiss’ responsibilities changed to include the responsibilities of Treasurer of the Company. From January 1992 until July 1999, Mr. Curtiss served as Senior Vice President and Chief Financial Officer of Browning-Ferris Industries, a waste services company. Mr. Curtiss attended the University of Nebraska, Lincoln, where he earned Bachelor of Science in Business Administration and Doctor of Jurisprudence degrees. He also holds a Master of Legal Letters degree in taxation from Washington University in St. Louis, Missouri. Mr. Curtiss is also a Certified Public Accountant.

     Mr. Garrison joined the Company in 1978 and worked in a series of management positions until he was promoted to President of the Southeastern Region in 1992. In 1998, Mr. Garrison was promoted to Corporate Vice President in charge of operations outside North America. In 2000, Mr. Garrison was promoted to Vice President North American Cemetery Operations. Mr. Garrison was promoted to Vice President Operations Services in August 2002. He served in this position until assuming his current position as Senior Vice President Operations Support in February 2005. Mr. Garrison is an Administrative Management graduate of Clemson University.

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

     Mr. Cruger oversees Corporate Development and the Dignity Memorial® affiliate network of independent funeral homes. He initially served SCI as a financial analyst in the corporate development department from 1996 until 1999, when he left to become Manager of Financial Analysis for R. H. Donnelley Corporation. During 2000, he became Vice President of BestHalf.com, an internet company dedicated to senior citizen issues, before returning to SCI as Director of European Corporate Development in France. Since 2003, he served as Managing Director of Corporate Development. In February 2005, he was promoted to Vice President of Business Development. Mr. Cruger graduated from Lehigh University with a Bachelor of Science in Finance.

     Mr. Gerner joined the Company in January 1999 in connection with the acquisition of Equity Corporation International (ECI) and in March 1999 was promoted to Vice President Corporate Controller. In August 2002, Mr. Gerner’s responsibilities and position changed to Vice President Accounting. Before the acquisition, Mr. Gerner had been Senior Vice President and Chief Financial Officer of ECI since March 1995. Prior thereto, Mr. Gerner was a partner with Ernst & Young LLP. Mr. Gerner graduated with honors from the University of Texas-Austin, with a Bachelor of Business Administration in Accounting. Mr. Gerner is also a Certified Public Accountant.

     Mrs. Jones joined SCI in 2003 from Dynegy, Inc., where she served as Vice President of Total Rewards. She oversees human resources, training and education, and payroll and commission services – activities that assist approximately 20,000 employees in North America. Mrs. Jones was promoted to Vice President Human Resources in February 2005. A native of Bonham, Texas, she holds a Bachelors of Business Administration degree in Accounting with a minor in Finance from Southern Methodist University. She is a Certified Compensation Professional and is active in professional organizations that include World at Work and the Society for Human Resources Management.

     Mr. Lohse joined SCI in 2000 as Managing Director of litigation and has been involved in the resolution of major litigation issues for the Company. In 2004, Mr. Lohse was promoted to Vice President of Corporate Governance. Before joining the Company, Mr. Lohse was Managing Partner at McDade, Fogler, Maines & Lohse where he conducted a general civil trial practice. Prior to that, he practiced tort and commercial litigation at Fulbright & Jaworski. Mr. Lohse received a Bachelor of Business Administration degree from the University of Texas and a Juris Doctor from the University of Houston Law Center.

     Ms. Nash joined SCI in 2002 as Managing Director of Strategic Planning and Process Improvement. Her primary responsibilities include improving operating systems; reducing overhead costs; and identifying and assisting in the implementation of initiatives to improve operating profit margins and cash flow. In 2004, Ms. Nash was promoted to Vice President of Continuous Process Improvement. Prior to joining SCI, Ms. Nash worked for the Pennzoil Corporation and held various senior management accounting and financial positions. She is a graduate of Texas A&M University where she received a Bachelor of Business Administration degree in Accounting.

     Mr. Robinson joined SCI in 1996 as Director of Procurement from Marathon Oil Company, where he spent 16 years in a variety of procurement, logistics and information technology positions. Most recently, he has been Managing Director of Business Support Services, a position in which he has overseen fleet management and office services; voice services, travel and shipping services; and supply chain and purchasing activities. In February 2005, he was promoted to Vice President of Supply Chain Management. Mr. Robinson holds a Bachelors of Science degree in Business Administration with a minor in Computer Service from Taylor University in Upland, Indiana.

     Mr. Tanzberger joined the Company in August 1996 as Manager of Budgets & Financial Analysis. Since then, Mr. Tanzberger has served as Vice President of Operations/Western Division, Director of Investor Relations and Assistant Corporate Controller. Mr. Tanzberger was promoted to Vice President Investor Relations and Assistant Corporate Controller in January 2000, and to Corporate Controller in August 2002. Prior to joining the Company, Mr. Tanzberger was Assistant Corporate Controller at Kirby Marine Transportation Corporation, an inland waterway barge and tanker company, from January through August 1996. Prior thereto, he was a Certified Public Accountant with Coopers & Lybrand L.L.P. for more than five years. Mr. Tanzberger is a Certified Public Accountant and a graduate of the University of Notre Dame, where he earned a Bachelor of Business Administration degree.

     Mr. Waring, a licensed funeral director, joined the Company as an Area Vice President in 1996 when the Company merged with his family’s funeral business. Mr. Waring was appointed Regional President of the Northeast Region in 1999 and was promoted to Regional President of the Pacific Region in September 2001. Mr. Waring was promoted to Vice President Western Operations in August 2002 and assumed the office of Vice President Major Market Operations in November 2003. Mr. Waring holds a Bachelor’s degree in Business Administration from Stetson University in Deland, Florida, a degree in Mortuary Science from Mt. Ida College and a Masters of Business Administration degree from the University of Massachusetts Dartmouth.

     Each officer of the Company is elected by the Board of Directors and holds their office until a successor is elected and qualified or until earlier death, resignation or removal in the manner prescribed in the Bylaws of the Company. Each officer of a subsidiary of the Company is elected by the subsidiary’s board of directors and holds their office until a successor is elected and qualified or until earlier death, resignation or removal in the manner prescribed in the Bylaws of the Subsidiary.

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2004, there were 6,105 holders of record of our common stock. At December 31, 2004, we had 323,225,352 shares outstanding, net of treasury shares.

     In October 1999, we suspended payment of regular quarterly cash dividends on our outstanding common stock in order to focus on improving cash flow and reducing existing debt. On February 10, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of $.025 per common share. The first dividend is payable on April 29, 2005 to shareholders of record at April 15, 2005. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by the Board of Directors of SCI each quarter after its review of our financial performance.

     The table below shows our quarterly high and low common stock prices for the two years ended December 31, 2004:

	2004		2003
	High	Low	High	Low
First quarter	$7.64	$5.48	$3.82	$2.78
Second quarter	7.69	7.03	4.24	2.67
Third quarter	7.30	5.90	4.95	3.75
Fourth quarter	7.45	6.18	5.58	4.45

     On August 27, 2004, we changed our New York Stock Exchange ticker symbol for our common stock from SRV to SCI. Options in our common stock are traded on the Philadelphia Stock Exchange under the symbol SCI.

     For equity compensation plan information, see Part III of this report.

     On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. On November 10, 2004, we announced an increase in the share repurchase program authorizing the investment of up to an additional $100 million to repurchase our common stock. Pursuant to the program, we have repurchased shares of our common stock as set forth in the table below. As of December 31, 2004, these purchases totaled $110.3 million.

	Issuer purchases of equity securities
	(a)	(b)	(c)	(d)
			Total number of
			shares purchased
	Total number		as part of publicly	Dollar value of shares that
	of shares	Average price	announced	may yet be purchased
Period	purchased	paid per share	programs	under the programs
October 1, 2004 – October 31, 2004	3,908,400	$6.3029	3,908,400	$40,554,201
November 1, 2004 – November 30, 2004	1,130,760	$6.8384	1,130,760	$132,821,585
December 1, 2004 – December 31, 2004	6,074,712	$7.0916	6,074,712	$89,741,915

	11,113,872	$6.7885	11,113,872	$89,741,915

     Subsequent to December 31, 2004, we announced an increase in the share repurchase program authorizing the investment of up to an additional $100 million to repurchase our common stock for an aggregate of $300 million. From January 1, 2005 to March 31, 2005, we repurchased 14.7 million shares for a total cost of $103.5 million. As of March 31, 2005, the remaining dollar value of shares that may yet be purchased under our share repurchase programs was approximately $86 million.

ITEM 6. Selected Financial Data.

     The table below contains selected consolidated financial data for the years ended December 31, 2000 through December 31, 2004. We restated our previously issued financial statements for the fiscal years ended December 31, 2002, 2001, and 2000. All applicable amounts related to this restatement are reflected in the selected consolidated financial data below. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes two and twenty-two to the consolidated financial statements in Item 8 of this Form 10-K for details of the restatement. The operating data includes reclassifications to conform to current period presentations with no impact on net income or financial position. In the second quarter of 2004, we committed to a plan to divest our existing funeral and cemetery operations in Argentina and Uruguay. Subsequent to December 31, 2004, we sold our businesses in Argentina and Uruguay. Therefore, these operations are classified as discontinued for all periods presented. In the first quarter of 2004, we changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities of the Company. Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts for all periods presented. The data set forth should be read in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included in this Form 10-K. This historical information is not necessarily indicative of the results to be expected in the future.

     In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the pronouncement, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS 142,we recognized a non-cash charge in 2002 reflected as a cumulative effect of accounting change of $135.6 million, net of applicable taxes, related to the impairment of goodwill in our North America cemetery reporting unit. For more information regarding goodwill, see note nine to the consolidated financial statements in Item 8 of this Form 10-K.

     In 2002, we implemented Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). As a result of this implementation, we changed certain of our accounting policies regarding preneed sales activities. We recorded a non-cash charge reflected as a cumulative effect of accounting change of $866.1 million (as restated), net of applicable taxes, as of January 1, 2000.

Selected Consolidated Financial Information

	Year ended December 31,
(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000
			(Restated)	(Restated)	(Restated)
Selected Consolidated Statements of Operations Data:

Revenue	$1,859.3	$2,328.4	$2,312.4	$2,489.0	$2,569.5
Income (loss) from continuing operations before cumulative effects of accounting changes	$117.0	$82.6	$(82.2)	$(464.0)	$(388.4)
Net income (loss)	$113.7	$85.1	$(232.5)	$(623.4)	$(1,294.1)

Earnings per share:
Income (loss) from continuing operations before cumulative effects of accounting change
Basic	$.37	$0.28	$(0.28)	$(1.63)	$(1.43)
Diluted	$.36	$0.28	$(0.28)	$(1.63)	$(1.43)
Net income (loss)
Basic	$.36	$0.28	$(0.79)	$(2.19)	$(4.75)
Diluted	$.35	$0.28	$(0.79)	$(2.19)	$(4.75)

Selected Consolidated Balance Sheet Data:

Total assets	$8,199.2	$7,725.2	$7,798.2	$9,025.0	$10,525.0
Long-term debt, less current maturities	$1,178.9	$1,519.2	$1,874.1	$2,301.4	$3,078.7
Stockholders’ equity	$1,853.6	$1,527.0	$1,326.7	$1,456.4	$2,025.0

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Financial Statements

     In 2003, we restated our previously issued financial statements for the fiscal years ended December 31, 2002, 2001, 2000, and the interim periods of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues. Additionally, we have restated our previously issued unaudited financial statements for the first three interim periods of 2004, related to (1) deferred preneed cemetery contract revenues, (2) certain reconciliations of our funeral and cemetery trust assets and deferred revenues, and (3) other reconciliations. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financials statements in this Form 10-K. Additionally, the Company has concluded that the impact of these adjustments to the periods prior to January 1, 2004 were considered to be not material to the Company’s consolidated financial statements. As a result, the Company has recorded the net impact of the adjustments of $0.5 million income before tax as a correction of an error in its restated March 31, 2004 consolidated financial data.

Deferred Preneed Cemetery Contract Revenues

Prior to 2004

     Prior to the implementation of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), the Company recorded revenues for cemetery merchandise or services at the time the contract was signed by the customer. The estimated costs to deliver merchandise and perform services were charged to expense at the time the contract was signed and a corresponding liability was recorded on the Company’s consolidated balance sheet. This liability was periodically adjusted to reflect changes in the estimated costs to deliver merchandise and services. When the Company delivered merchandise or performed services under a customer’s cemetery contract, our accounting policy required cemetery personnel to record such delivery or performance into the accounting system. This entry reduced the corresponding liability as the obligation was satisfied.

     Effective January 1, 2000, we adopted SAB 101. We determined that the accounting policy for recognition of preneed cemetery merchandise or service revenue should be changed from the time of sale to the time of delivery or performance. Undelivered merchandise and services would be recorded as deferred revenue at the contract sale price and revenue from such merchandise and services would be recognized when delivered or performed.

     In the latter part of 2001, we identified preneed cemetery merchandise and services that had been previously delivered, but the delivery had not been input into our accounting system in a timely manner. When identified, these items were recognized as revenues and disclosed as changes in estimates in the period identified. Deliveries made in a period other than when they were ultimately recognized as a change in estimate are referred to as “out-of-period deliveries”.

     During 2000 through September 2003, we identified approximately $109.4 million of preneed cemetery contract items that were out-of-period deliveries, which means that these items had been delivered or performed but the revenue had not been recognized in the appropriate period of delivery. These items were originally recognized as revenues and disclosed as changes in estimates in the periods from 2000 through 2003. Offsetting the $109.4 million was $43.6 million of cemetery revenue from 2000 through 2003, which represent the effects of subsequent years being restated into the appropriate earlier period as detailed in the table below.

				First three
				quarters
				of 2003
(Dollars in millions)	2000	2001	2002	(unaudited)	Total
Reductions in cemetery revenues for out-of-period deliveries	$(12.8)	$(68.5)	$(23.4)	$(4.7)	$(109.4)

Effects of subsequent years being restated into the appropriate period	$27.7	$11.0	$4.9	$—	$43.6

Net restatement of cemetery revenues for out-of-period deliveries	$14.9	$(57.5)	$(18.5)	$(4.7)	$(65.8)

     Additionally, during the fourth quarter of 2003, we recorded adjustments to prior periods totaling $40.7 million to report additional cemetery merchandise and service revenue in the period that such items were delivered or performed. The difference between the $40.7 million and the $109.4 million described above is that the cemetery contract items within the $109.4 million were previously identified by the Company and were recognized as revenue and disclosed as a change in estimate in the period identified. The cemetery contract items within the $40.7 million were not previously identified or recognized as revenue by the Company prior to the fourth quarter of 2003. The distribution of the $40.7 million was restated as follows:

(Dollars in millions)	2000	2001	2002	2003	Total
Increased revenues for items for which delivery or performance occurred, but no revenue was recognized	$4.9	$8.3	$8.7	$8.7	$30.6

Cumulative effect (pretax)	$10.1	$—	$—	$—	$10.1

Total revenues for items for which delivery or performance occurred, but no revenue was recognized.	$15.0	$8.3	$8.7	$8.7	$40.7

2004 Activity

     In 2004, we initiated a project to physically verify approximately 3.6 million individual cemetery contract items to determine whether merchandise and services previously sold had been delivered. Approximately 46% of the 3.6 million individual cemetery contract items have been reviewed to date. We expect to complete the review of the remaining individual cemetery contract items by May 2005. As a result of this review, we have adjusted our cemetery deferred revenues for the individual cemetery contract items reviewed to date. Additionally, we recorded an adjustment for the remaining items to be reviewed during the completion of the verification project. We have determined these adjustments to be material to our consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The Company evaluated the materiality of these adjustments on its financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments is not material to any quarterly or annual period prior to January 1, 2004. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial data as a correction of an error. The effect of the adjustments to our cemetery deferred revenues are detailed in the section below Effect of Restatements.

Trust and Cemetery Deferred Revenue Verification Project

     During 2003, the Company began the implementation of FIN 46R, the implementation of Section 404 of the Sarbanes Oxley Act, and the implementation of our new point-of-sale system.

     The trust verification project included three primary components: preneed cemetery merchandise and service trusts; preneed funeral merchandise and service trusts; and cemetery perpetual care trusts. As the project progressed, we assessed the status and adjusted the general ledger accounts accordingly. In December 31, 2003 and June 30, 2004, we made certain adjustments to our consolidated financial statements based on our best estimate at the time. The adjustments were influenced by the percentage of verifications completed and the expected error rate of uncompleted verifications.

     As of December 31, 2004, the Company has completed its verification procedures for its funeral and cemetery trust assets and funeral trust deferred revenue. The completion of the trust verification project resulted in an adjustment to our consolidated statement of operations. As a result of this adjustment, the Company has reevaluated previous adjustments related to these verifications (as mentioned above) and the impact to prior periods. We believe that these adjustments have a material impact on the Company’s consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The Company evaluated the materiality of these adjustments on its financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments is not material to any quarterly or annual period prior to January 1, 2004. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial data as a correction of an error.

     These verification matters did not have an impact on our reported cash balance or cash flows in any period mentioned above as amounts that were deposited or withdrawn from trust by the Company were appropriately reported in the statement of cash flows in the appropriate period.

Operating Leases and Other Adjustments

     The Company initiated a review of our accounting practices and determined that the Company would adjust its method of accounting for certain types of operating leases related primarily to the Company’s funeral home properties.

     Historically, the Company has recorded operating lease expense, related primarily to funeral home properties, over the initial lease term without regard to reasonably assured renewal options or fixed escalation provisions. The Company will now calculate its straight line operating lease expense with consideration of such reasonably assured renewal options and fixed escalation provisions, to the extent necessary, in accordance with SFAS 13, “Accounting for Leases”.

     The Company evaluated the materiality of these adjustments related to operating leases on its financial statements and concluded that the incremental impact of these adjustments is not material to any quarterly or annual period. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial statements as a correction of an error.

     During 2004, we also performed various other reconciliations. These reconciliations primarily resulted from the conversion of our point-of-sale system. The effect of these adjustments, when combined with the other adjustments described above, are material to the

Company’s consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The cumulative effect of the 2004 activity items noted above that are related to periods prior to January 1, 2004 is recorded on a net basis of $0.5 million in the Company’s restated March 31, 2004 quarterly financial data as a correction of an error.

Effect of Restatements

Effects of Adjustments

     The adjustments to income before income taxes related to the trust verification project, the cemetery verification project, operating leases and other verifications as described above are summarized below for the first three interim periods of 2004 and the cumulative adjustment for the years prior to January 1, 2004. The effect of these adjustments on the years ended December 31, 2003, 2002 and prior years were immaterial to the Company’s consolidated financial statements as presented in Exhibit A. The Company will record the adjustment related to the periods prior to January 1, 2004 in its restated March 31, 2004 financial statements as a correction of an error as they are immaterial to the financial statements as detailed in the table below.

Inc (Dec) to pretax income	Pre-2004	Q1 2004	Q2 2004	Q3 2004	Total
Effect of trust verifications	$(15,256)	$(3,403)	$409	$—	$(18,250)
Cemetery deferred revenue adjustments and out of quarter analysis	20,796	2,184	905	3,933	27,818
Effect of operating lease adjustments	(3,778)	(32)	(33)	(39)	(3,882)
Effect of other verification matters.	(1,346)	5,197	(7,731)	(2,069)	(5,949)

Total	$416	$3,946	$(6,450)	$1,825	$(263)

Materiality

     A matter is “material” if there is a substantial likelihood that a reasonable person would consider it important. The staff of the SEC expressed their views on materiality in SEC Staff Accounting Bulletin No. 99 — Materiality (“SAB 99”). SAB 99 states that the formulation of materiality in the accounting literature is in substance identical to the formulation used by the courts in interpreting the federal securities laws. The Supreme Court has held that a fact is material if there is —

  A substantial likelihood that the...fact would have been viewed by the reasonable investor as having significantly altered the “total mix” of information made available.

     Under the governing principles, an assessment of materiality requires that one views the facts in the context of the “surrounding circumstances” or the “total mix” of information. In the context of a misstatement of a financial statement item, while the “total mix” includes the size in numerical or percentage terms of the misstatement, it also includes the factual context in which the user of financial statements would view the financial statement item. In other words, one must consider both “quantitative” and “qualitative” factors in assessing an item’s materiality. SAB 99 states that the use of a numerical analysis or a percentage threshold can be an initial step in assessing materiality. But quantifying in percentage terms, the magnitude of a misstatement is only the beginning of an analysis of materiality.

Quantitative Analysis

     The Company has performed a quantitative analysis for the twelve months ended December 2004, 2003, 2002, 2001, and 2000, and each quarter of 2003 and 2004 for the adjustments related to (1) certain verifications of our funeral and cemetery trust assets and funeral deferred revenues, (2) deferred preneed cemetery contract revenues, and (3) accounting of operating leases and other various verifications. In addition to analysis of the impact to net income of the Company’s consolidated statement of operations, consideration was given to the funeral and cemetery segment as further described in Exhibit B of the SAB 99 analysis. See Exhibit A for a summary of the quantitative analysis.

Restatement of First Three Interim Periods of 2004

     The effect of the restatement of our previously reported unaudited consolidated statement of operations for the periods described above is included in the following table. The effect on the consolidated balance sheet is immaterial to all periods presented in this 2004 Form 10-K.

(Dollars in millions, except per share amounts)	Quarter ended		Quarter ended		Quarter ended
	March 31,		June 30,		September 30,
	2004		2004		2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Selected consolidated statement of operations data:
Revenues	$586.1	$589.4	$432.1	$432.1	$403.4	$404.6
Costs and expenses	$473.0	$473.1	$358.7	$359.1	$335.1	$334.5
Gross profits	$113.1	$116.3	$73.4	$73.0	$68.3	$70.1
Operating income	$97.7	$100.5	$57.0	$50.5	$39.7	$41.5
Income from continuing operations before income taxes and cumulative effects of accounting changes	$71.4	$74.3	$7.9	$1.4	$16.4	$18.2
Benefit (provision) for income taxes	$4.4	$3.4	$4.2	$7.0	$(4.1)	$(4.7)
Cumulative effects of accounting changes (net of income taxes)	$(48.1)	$(47.1)	$—	$—	$—	$—
Net income	$28.5	$31.3	$46.4	$42.8	$12.6	$13.7
Basic and diluted earnings per share:
Income from continuing operations before cumulative effects of accounting changes	$.09	$.10	$.15	$.14	$.04	$.04
Net income	$.09	$.10	$.15	$.14	$.04	$.04

2003 Restatement of Fiscal Years Ended December 31, 2002, 2001 and 2000

     The effect of the 2003 restatement of our previously reported consolidated statement of operations and consolidated balance sheet in our 2003 Form 10-K for the periods described above is as follows. In the second quarter of 2004, we committed to a plan to divest our existing funeral and cemetery operations in Argentina and Uruguay. Subsequent to December 31, 2004, we sold our businesses in Argentina and Uruguay. Therefore, these operations are classified as discontinued for all periods presented.

(Dollars in millions, except per share amounts)	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2002		2001		2000
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Selected consolidated statement of operations data:
Revenues	$2,322.2	$2,312.4	$2,538.1	$2,489.0	$2,549.8	$2,569.5
Costs and expenses	$(1,959.3)	$(1,950.4)	$(2,173.5)	$(2,166.2)	$(2,216.4)	$(2,226.5)
Gross profits	$363.0	$362.0	$364.7	$322.8	$333.4	$343.0
Operating income (loss)	$16.8	$15.8	$(189.0)	$(230.9)	$(247.2)	$(237.5)
Loss from continuing operations before income taxes and cumulative effects of accounting changes	$(118.9)	$(119.9)	$(376.7)	$(418.6)	$(475.6)	$(465.9)
Benefit (provision) for income taxes	$37.3	$37.7	$(61.6)	$(45.3)	$81.3	$77.6
Cumulative effects of accounting changes (net of income taxes)	$(135.6)	$(135.6)	$(7.6)	$(7.6)	$(913.6)	$(870.4)
Net loss	$(231.9)	$(232.5)	$(597.8)	$(623.4)	$(1,343.3)	$(1,294.1)
Basic and diluted earnings per share:
Loss from continuing operations before cumulative effects of accounting changes	$(.28)	$(.28)	$(1.54)	$(1.63)	$(1.45)	$(1.43)
Net loss	$(.79)	$(.79)	$(2.10)	$(2.19)	$(4.93)	$(4.75)

	As of December 31, 2002
	As Reported	As Restated
Selected consolidated balance sheet data:
Inventories	$135.3	$136.7
Total current assets	$612.9	$614.3
Deferred charges and other assets	$719.2	$712.0
Total assets	$8,254.0	$7,798.2
Deferred cemetery contract revenues, net	$1,672.7	$1,629.5
Deferred income taxes	$420.7	$435.1
Accumulated deficit	$(1,046.0)	$(1,023.1)
Total stockholders’ equity	$1,303.8	$1,326.7
Total liabilities and stockholders’ equity	$8,254.0	$7,798.2

     See note twenty-two to the consolidated financial statements in Item 8 of this Form 10-K for the effect of the 2003 restatement upon quarterly unaudited financial data.

     We have changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at December 31, 2003 and 2002, were $3,505,094 and $2,948,100, respectively. The removal of these amounts did not have an impact on our consolidated stockholders’ equity, results of operations or cash flows. See note five to the consolidated financial statements in Item 8 of this Form 10-K for additional information on insurance related preneed funeral balances.

Our Company

     At December 31, 2004, Service Corporation International (SCI or the Company) operated 1,216 funeral service locations and 400 cemeteries. We also had a 25% minority interest equity investment in funeral operations in France. In addition to our funeral and cemetery operations, we own Kenyon International Emergency Services (Kenyon), a company that engages in mass fatality and emergency response services.

     Our funeral and cemetery operations are organized into a North American division covering the United States and Canada, a European division primarily consisting of operations in France and Germany, and an Other Foreign division including operations in South America and Singapore. At December 31, 2004, we also owned businesses in Argentina and Uruguay that were classified as discontinued operations. In February 2005, we sold our businesses in Argentina and Uruguay. See note twenty-one to the financial statements in Item 8 of this Form 10-K.

     For the year ended December 31, 2004, our North American funeral and cemetery operations represented 90.8% of our consolidated revenues and 93.7% of our consolidated gross profits. At December 31, 2004, we owned and operated 1,190 funeral service locations and 390 cemeteries in North America.

     Our operations in North America are organized into 32 major markets and 42 middle markets. Major markets are characterized by areas with large populations such as Houston, New York, and Chicago. Middle markets have relatively smaller populations and include areas such as Southern Louisiana; Memphis, Tennessee; and Lynchburg, Virginia. Each major and middle market is led by a market director with responsibility for funeral and cemetery operations as well as preneed sales. Within each market, the funeral homes and cemeteries realize efficiencies by sharing common resources such as personnel, preparation services and vehicles.

     There are three market support centers in North America to assist major and middle market directors with financial, administrative and human resource needs. These support centers are located in Houston, New York and Los Angeles. The market support centers help facilitate the execution of corporate strategies, coordinate communications between the field and corporate offices and serve as liaisons for implementation of policies and procedures.

Our Competitive Strengths

     Industry leader. SCI is the leading provider of funeral, cremation and cemetery services in North America. There are six other major publicly-traded companies that operate in our industry in North America (Alderwoods Group, Stewart Enterprises, Arbor Memorial Services, Carriage Services, Stonemore Group, and Keystone North America). Our revenues in North America are more than twice the size of our next largest competitor (Alderwoods Group) and are approximately equal to the combined revenues of these six other public companies. Despite some consolidation, the industry remains fragmented. We estimate that the public companies mentioned above and SCI combined generate approximately 20% of total industry revenue in North America. The other 80% is generated by independent funeral and cemetery operators.

     Geographically diverse network. We operate businesses in North America in 44 states and seven Canadian provinces. We believe we are able to provide funeral services to more than 70% of the households in the United States. We believe this comprehensive national coverage enables us to be the only company in our industry to successfully implement a national branding strategy and to develop alliances with national strategic partners. Both of these initiatives are discussed below as part of our long-term revenue growth opportunities.

     National branding strategy. In 2000, we launched the first national branding strategy in the funeral service industry in North America under the name Dignity Memorial®. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired locations generally remain the same. The Dignity® brand name is a co-brand to the existing name of the business. Signage, advertising and promotional efforts emphasize both names. We believe that a national brand gives us a competitive advantage. This is discussed as part of our long-term revenue growth opportunities described below.

     Favorable demographics over the long term. The population is aging at an unprecedented rate. According to the U.S. Census Bureau, the number of persons 65 years or older totaled 36 million in 2003. They represented 12.3% of the population, or about one in every eight Americans. The number of Americans aged 65 and older is expected to climb to approximately 16% of the total population by 2020, and to approximately 20% by 2030. Approximately 75% of all deaths in the United States are at ages 65 and older. We believe these demographic trends will provide a growing demand in the future for our services on both an atneed and preneed basis.

     Stable revenues and cash flows. Our core business can be described as stable, with relatively predictable revenue and cash flows on an annual basis. We believe our ability to consistently generate strong cash flows sets us apart from others in the industry. This stability is enhanced by a large backlog of future revenues associated with preneed funeral and cemetery sales. In North America, our backlog of preneed funeral and cemetery sales consists of more than $5 billion of revenues that will be recognized in future periods. These unfulfilled preneed funeral and cemetery contracts are primarily supported by investments in trust funds or third party insurance policies.

     Financial flexibility. We believe we have significant opportunities to grow shareholder value due to our strong cash flows and liquidity, and modest debt maturities in the near term. For a further discussion about our financial flexibility, please see Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K.

Business Challenges

     No meaningful near-term increase in the numbers of deaths. The numbers of deaths in the United States are not expected to increase meaningfully in the near term. Modern advances in medicine and healthier lifestyles are contributing to record levels of life expectancy in the United States. In 2003, life expectancy in the United States reached 77.6 years according to the Centers for Disease Control and Prevention. The Baby Boom generation is expected to have an impact on the numbers of deaths in the future; however, the first Baby Boomers do not reach age 65 until the year 2011.

     Increasing trend toward cremation. In North America, social trends, such as a mobile, less rooted society, religious changes, environmental issues and cultural preferences are driving an increasing preference for cremation. Cremation rates in the United States have grown from approximately 3.6% in 1960 to approximately 28.6% in 2003 according to the Cremation Association of North America. Cremation rates in Canada during this same period have grown from approximately 3.3% to approximately 47.3%. SCI is the largest provider of cremation services in North America where approximately 40% of the total funeral services we perform are cremation services. Our cremation mix is greater than the national average due to the high concentration of properties we own in high cremation states including California, Florida, and Arizona where cremation rates exceed 47%.

     The mix of cremation in our business has been increasing approximately 100 to 150 basis points each year and we expect this trend to continue in the near term. Cremation services historically have generated less revenue and gross profit dollars than traditional funeral services that involve burials. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. Industry research has shown that most consumers choose cremation for reasons other than cost, which we believe provides us significant opportunities to better serve the cremation consumer. We believe we are well positioned to respond to this trend and have experienced initial success through the use of contemporary marketing strategies and unique product and service offerings that specifically appeal to cremation consumers. See a further discussion regarding initiatives to address cremation as part of our long-term revenue growth opportunities described below.

     Increasing competition from low cost retailers. In recent years there has been an influx of retail outlets and internet websites specializing in the sale of funeral and cemetery products, particularly caskets, vaults and markers. While these types of businesses have grown in numbers and have caused pricing pressure in certain markets, we do not believe they are having a material impact on our consolidated financial results at this time. As we continue to develop strategies that are centered on creating a meaningful experience for the consumer with a greater focus on innovative service offerings and less emphasis on traditional product offerings, we expect the influence of these types of businesses will be even less.

     Regulatory and litigation exposure. Our industry is heavily regulated at the federal and state levels. Although we believe we are in compliance in all material respects with these regulations, there is a continuous movement toward a stricter regulatory environment. Our compliance department strives to keep our businesses up-to-date on changes in regulation and to develop programs to monitor our compliance with various regulations. From time-to-time, we are also exposed to matters that result in litigation. We work diligently to investigate and resolve such litigation as quickly and thoroughly as possible and have placed a great deal of focus throughout the Company on litigation avoidance practices and programs. Lastly, as a public company, compliance with regulations such as the Sarbanes-Oxley Act has become increasingly costly and time-consuming for our company.

The Path to Growth

     We have made substantial progress in reducing debt and improving cash flow since 1999. Our current capital structure and liquidity afford us significant financial flexibility. Our primary focus is now on initiatives that will grow revenues and earnings. We believe strategies centered on our national brand, Dignity Memorial®, and other revenue growth initiatives, along with a focus on cost management, can provide the framework for sustainable growth over the longer term.

Improving the Infrastructure

     Historically, our infrastructure did not allow us to fully realize the inherent efficiencies of our business organization. As a result, we were unable to capitalize on all of the benefits of standardization, technology, and process improvement. Beginning in late 2002 and continuing through 2003, we moved to capture more fully the inherent economies of scale of our business by reformulating our infrastructure. This has been accomplished by redesigning our sales organization, improving business and financial processes, outsourcing certain of our accounting functions including accounts payable and payroll, and expanding our existing trust administration and information technology outsourcing programs. In 2003 and continuing through 2004, we also implemented a new information system in our field locations. This new system replaced three separate contract entry systems and integrated these functions into one. At December 31, 2004, the new information system is fully implemented and functioning as intended.

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

Building the Brand

     SCI has implemented the first national brand in the funeral service industry. This brand is called Dignity Memorial®. We believe that a national brand name will provide us access to new customers over the long term given the increasingly mobile nature of families in North America. We believe consumers are less likely to know a funeral director personally or live in the same area as past generations who may have used funeral home services before. A favorable experience with Dignity Memorial® through one of our national advertising or community outreach programs, attending a funeral service at a Dignity® location, or through previous use of a Dignity® provider may influence a consumer to choose one of our funeral homes.

     Internally, we are focused on ensuring that we have consistency in service standards and processes across our network of businesses. We want every customer interaction to be the standard “Dignity” interaction, which is based upon values of integrity, respect, enduring relationships and service excellence.

     Externally, we continue to enhance signage and local advertising efforts using the Dignity® name and logo. Through our national brand we are also the sponsor of several nationally recognized community programs including Dignity Memorial Escape School® (www.escapeschool.com), which provides parents and their children with critical abduction prevention and escape techniques; Dignity Memorial Smart and Safe Seniors (www.smartandsafe.com), which educates seniors about consumer fraud, cons and scams, travel safety and other topics; and The Vietnam Wall Experience (www.vietnamwallexperience.com), a traveling, three-quarter sized replica of the Vietnam Veterans Memorial in Washington, D.C.

     In 2004, we rolled out a marketing campaign to promote awareness of our national brand name throughout North America. The campaign focused on the distinct benefits and values that set Dignity Memorial® apart from other providers. The marketing approach utilized response driven communications executed through television, print, radio, direct mail, point of purchase collateral materials, the internet and yellow pages. Those requesting additional information are directed to a local Dignity® provider. In 2004, the campaign reached 113 designated market areas, or more than 80% of all households in the United States, according to Nielsen Media Research.

Growing Our Revenues

     We have made significant improvements to our cost structure in the last two years; however, we realize that to achieve sustainable long-term earnings growth, we must also increase our revenues. We believe we can be successful in this regard by developing the Dignity® brand and focusing on our customers’ concerns and satisfaction.

     The world of funeral service is changing. As aging Baby Boomers begin to contemplate and deal with the realities of death, they bring with them new attitudes, ideas, requirements and preferences when it comes to observing the final stage of life. Traditional rituals associated with funerals are transitioning to new and modern ways to personalize and create a meaningful experience.

     Through our Dignity® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer create a personal experience as well as help them with the administrative and legal challenges that occur when a loved one dies. Some of the exclusive items offered through Dignity® providers include grief counseling services offered 24-hours a day, 365 days a year; a legal services membership; and internet memorial archive capabilities through Making Everlasting Memories®, or MeM® (www.mem.com). MeM® publishes written biographies, photos, memories and tributes shared by loved ones around the world that capture the essence of one’s life. A product that is particularly helpful to our consumers is the Aftercare® Planner — a comprehensive organization system that helps families manage the many business details that arise after a death occurs. Dignity® benefits also include the Bereavement Travel Program, a unique feature that allows customers to obtain special rates on airfare, car rentals and hotel accommodations for family and friends who travel from out of town to attend funeral, cremation or memorial services. Importantly, these products and services appeal to both burial and cremation consumers.

     We are also focused on offering consumers new ways to personalize funeral services and create value in the experience. Examples include creating movies from pictures that span the person’s life and important events; displaying items that were special to the individual or that reflect a hobby; having a dove, butterfly or balloon release; or holding a memorial service in a favorite place such as a park, marina or sports venue.

Near-Term Revenue Growth Opportunities

Dignity® packaged plans. Our national brand name represents a unique set of packaged funeral and cremation plans offered exclusively through our network on an atneed and preneed basis. These packages are designed to simplify customer decision-making and include the unique value-added products and services described above that have traditionally been unavailable through funeral service locations. The plans also offer the security of a 100% service guarantee and national transferability of preneed services to any of more than 1,300 Dignity Memorial® providers in North America. In 2004, we continued to achieve high customer satisfaction ratings, as measured by independent surveys completed by consumers three weeks following a funeral. We believe this is largely attributable to the value consumers receive when they select a Dignity® package. When Dignity® packages are sold, it results in significant incremental revenue and gross profit margin per funeral service compared to non-Dignity sales due to the comprehensive product and service offerings they provide.

     In early 2005, we began to develop Dignity Memorial® packaged cemetery plans. These plans are being tested in a limited number of locations. After completing a successful test, we intend to begin the roll-out of this packaged plan initiative to our cemeteries in mid-2005.

Contemporary funeral merchandising strategies. In 2004, approximately 17% of the total funeral consumers we served selected a Dignity® packaged plan. On a preneed basis, approximately 24% of funeral preneed contracts sold were Dignity® plans. We believe we can increase the selection rate of the Dignity® packaged plans through improved merchandising strategies that place less emphasis on traditional funeral merchandise and more focus on the comprehensive product and service offerings unique to Dignity Memorial® providers. In late 2004, we began to roll-out enhanced merchandise displays and other presentation models in our funeral homes that offer personalization options. In addition, funeral personnel at each of these locations have completed a comprehensive training and certification program to ensure their effectiveness and optimal customer satisfaction.

Contemporary cemetery marketing strategies. We are beginning to use more contemporary marketing techniques within our cemetery segment. We have begun to employ a tiered-product model that emphasizes a wide range of product and service offerings, including a variety of grave spaces at various price levels, cremation gardens, mausoleums, lawn crypts and niches. We are particularly focused on the development of high-end cemetery property such as private family estates.

     In late 2004, we also developed and began to implement a standardized pricing methodology for each of our cemeteries. This approach incorporates marketplace demographic information and data about competitive cemeteries in the market, as well as historical retail and wholesale prices. This new pricing methodology complements our tiered-product strategy and ensures that we are capturing appropriate values for the different levels of our products.

Improved management structure. In late 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure. In addition to reducing costs, this new structure is intended to have our strongest business managers focused on producing favorable financial results in each of our markets. Under the old structure, multiple persons shared accountability and responsibility for financial results in multiple markets. Now accountability rests solely in the market director in charge of the geographical area that he or she manages. Under the new structure, many of the administrative and financial functions are now handled by market support centers. We believe this new structure allows for greater focus on developing people, growing market share, and improving profitability.

Preneed sales. At December 31, 2004, the backlog of revenues associated with unfulfilled preneed contracts sold for funeral and cemetery merchandise and services in North America totaled more than $5 billion. We believe that the sale of preneed goods and services is a primary driver of maintaining and growing market share. It also provides a level of predictability and stability to our revenues and cash flows. Over the last two years, we have redesigned our sales organization to tailor our approach to emerging customer preferences, to reduce costs, and to increase our effectiveness. We eliminated certain lead generation programs and incentive travel programs and moved to an approach that is based on personal referrals and standardized professional certification. We also shifted from a compensation model that was solely based on commissions to one where sales counselors can receive a portion of sales compensation through a draw with the opportunity to earn a bonus if certain sales targets are achieved. We are continuing to invest in our sales organization in 2005 through continued training and certification programs.

     An important advantage of SCI preneed sales for consumers, besides protecting them from having to make important decisions at a difficult time and locking in prices at today’s level, is the ability to transfer preneed contracts to funeral homes and cemeteries throughout our geographically diverse network of properties.

Long-Term Revenue Growth Opportunities

Enhancing cremation opportunities. To grow core revenues and profits, we believe we must capitalize on the opportunities provided by the growing cremation trend. We believe a successful cremation strategy is built on product differentiation, personalization and simplicity. Along with the sale of Dignity Memorial® cremation plans, we are developing new displays to be used in the arrangement process that clearly explain the products and services available to cremation consumers. We also own and operate National Cremation®, which specifically targets the cremation consumer. Within the cemetery segment, we are promoting cremation gardens, which are separate sections located within certain of our cemeteries where cremated remains can be permanently placed and that contain other unique memorialization products.

Developing access to new customers. We believe that SCI has opportunities to grow market share due to its size and geographic diversity. As discussed earlier, we believe that a national brand name will provide us access to new customers over the long term.

Our centralized marketing effort will utilize information from our broad customer databases to identify geographic, demographic and lifestyle information about our consumers in order to promote awareness of the Dignity Memorial® brand name, our local names and our provider network in the most efficient and effective manner.

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

     We continue to develop marketing strategies that target specific ethnic groups. As an example, we are developing a brand of businesses that specifically appeal to the Hispanic population. This brand is called Funeraria del ángel (Funeral Home of the Angel). According to the United States Census Bureau, the Hispanic population reached 39.9 million in 2003, accounting for about one-half of the 9.4 million residents added to the nation’s population since Census 2000. We currently operate Funeraria del ángel in 12 California locations, three Chicago locations and six affiliated locations in Miami.

Expanding through acquisition, construction, or franchise. We are also targeting expansion through acquisition or construction in the top 150 markets in North America where probable investment returns will exceed our cost of capital. We will focus future growth capital deployment in the major metropolitan markets where there is a large population base. In areas with large populations, the businesses are more institutional and less dependent on an individual; it is more conducive to have multiple businesses and realize economies of scale through clustering; we can benefit more from using contemporary marketing strategies; and it is easier to attract quality management. In states where allowed, we intend to focus construction efforts on developing more combination operations by building funeral homes on our existing cemeteries. Combination operations create synergies between funeral and cemetery functions and provide consumers the convenience of making all arrangements at a single location.

     Over the longer term, the potential for a franchising opportunity exists for further expansion in the smaller markets. In a franchise relationship we could recruit independent funeral providers to join the Dignity Memorial® network and earn fees for a comprehensive range of services that we could provide to the franchisee – all at very little or no capital cost to us.

Developing our people. A key objective that we believe will have a favorable impact on our future growth and success is building a “best in class” workforce. We have developed a comprehensive education strategy in an online campus format called Dignity University™. Dignity University™ features job-focused curriculum for each position in the company. Upon completion of coursework, participants are required to pass examinations to be certified in their individual jobs. Dignity University™ uses a blended approach to learning using a combination of traditional classroom, web-based courses, virtual classroom and on-the-job training for the approximately 20,000 individuals that we employ in North America.

     In conjunction with Dignity University™, we use an online performance management tool that employees use to document their annual key objectives. Objectives are balanced between financial, operations, customer/market, and leadership/employee development. These objectives are then weighted by management and linked to incentive compensation. During the year, managers monitor and provide regular feedback on progress towards these objectives. Training and development courses are assigned as needed.

Focusing on customer loyalty. We began to track customer satisfaction in our funeral segment in 2000 through the use of independent surveys mailed to every consumer three weeks following the funeral. On average, we receive more than 40% of the surveys back. Through statistically weighted questions, we are able to track satisfaction scores at the funeral home, region, and company levels. Results are used to share best practices and develop training programs in areas where weaknesses are identified. During 2004, over 98% of the respondents in North America indicated that they were likely to recommend our services.

     In 2005, we moved to a new program with J.D. Power and Associates, one of the world’s premier marketing firms specializing in customer satisfaction. Our new survey to client families utilizes a combined approach – measuring satisfaction and loyalty and the relationship between the two. The new survey will be used for both funeral and cemetery consumers and will be available in three different languages. After completing a successful test of the new measurement tool, the new survey was launched on a national basis in March 2005.

Becoming the preplanning experts. As the Baby Boom generation ages, many are becoming more aware of their own mortality or facing their parents’ approaching need for funeral and burial arrangements. While research indicates high public approval of the pre-planning concept, the percentage of North Americans who have actually completed such arrangements is quite small.

     Historically we have focused on preplanning and prefunding funeral arrangements. Our focus for the long-term is developing a comprehensive marketing strategy to give consumers the opportunity to make the decisions about their funeral and to choose a Dignity Memorial® funeral provider – without paying in advance if they choose not to do so. Based on research and testing with members of the Veterans of Foreign Wars in seminars conducted in 2003 and 2004, we have found initial success in creating a commitment pattern on behalf of the consumer without funding.

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

Revenue Recognition

     Funeral revenue is recognized when funeral services are performed. Our trade receivables primarily consist of amounts due for funeral services already performed. We sell price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of preneed funeral contracts, including accumulated trust earnings, are deferred until such time that the funeral services are performed (see notes three, four, and five to the consolidated financial statements in Item 8 of this Form 10-K).

     Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10%) of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed (see notes three, four, and six to the consolidated financial statements in Item 8 of this Form 10-K).

Impairment or Disposal of Long-Lived Assets

     We test for impairment of goodwill using a two-step approach as prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The first step of our goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. The second step of our goodwill impairment test is required only in situations where the carrying amount of the reporting unit exceeds its fair value as determined in the first step. In such instances, we compare the implied fair value of goodwill (as defined in SFAS 142) to its carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair market value of a reporting until is determined using a calculation based on multiples of revenue and multiples of EBITDA of both SCI and its competitors. Based on our tests at September 30, 2004 and September 30, 2003, we concluded that there was no impairment of goodwill in accordance with SFAS 142.

     We apply the requirements of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (SFAS 60) to test for impairment of our deferred selling costs as prescribed by the AICPA Industry Guide, “Life and Health Insurance Entities”. Accordingly, when circumstances indicate that actual experience for a portfolio of contracts, regardless of the year of origin, may result in losses, we assess whether the expected gross contract revenues for each portfolio of preneed funeral contracts or preneed cemetery contracts less all related expected contract costs is sufficient to cover the current unamortized deferred selling costs associated with each portfolio. If it is concluded that deferred selling costs for a portfolio of contracts exceeds the related gross contract revenue less expected contract costs, the excess is charged to expense. For purposes of applying this policy, a portfolio of preneed funeral contracts or preneed cemetery contracts is comprised of all such contracts executed within a given market (i.e. an area of operation). We believe this is the most appropriate way to evaluate impairment because it is consistent with the manner in which we acquire, service, and measure the profitability of our preneed funeral and cemetery contracts. Our sales organization is organized by market, and the selling costs incurred and deferred specifically relate to the preneed funeral and cemetery deferred revenues recorded in the operating market. In 2004, the Company performed an impairment test for cemetery and funeral deferred selling costs with no impairment indicated.

     Our systems do not allow us to track cash flow at the individual contract level as defined by SFAS 144 for preneed funeral and cemetery contracts. Further, we do not believe that evaluation for impairment at the individual contract level is required by SFAS 60 or SFAS 5. We believe the lowest level of identifiable cash flows associated with our preneed funeral and cemetery activities is at our market level of operations. The contracts are homogenous at this level. Therefore, the assumptions at this level would be the same as on an individual contract level.

     We review our remaining long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to us are recorded at the lower of their carrying amount or fair value less estimated cost to sell.

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

Allowances — We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables, our preneed funeral and preneed cemetery deferred revenues, as well as for our funeral and cemetery deferred selling costs. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.

Valuation of trust investments — With the implementation of revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R), as of March 31, 2004, we replaced receivables due from trust assets at cost with the actual trust investments recorded at market value. The trust investments include marketable securities that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Where quoted market prices are not available, we obtain estimates of fair value from the managers of the private equity funds, which are based on the market value of the underlying real estate and private equity investments. These market values are based on contract offers for the real estate or the managers’ appraisals of the venture capital funds.

Depreciation of long-lived assets — We depreciate our long-lived assets over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements. In 2002, we changed the estimated useful life of our existing information technology systems as a result of the decision to implement a new North America point of sale system and an upgraded general ledger system. We recognized approximately $13.8 million of additional amortization expense related to this change in estimate in 2003 and did not recognize any additional amortization expense in 2004 as the system was fully amortized in 2003.

Deferred Selling Costs — Our policy is to defer selling costs that vary with and are primarily related to the acquisition of preneed funeral (trust funded only) and preneed cemetery contracts, and to expense such costs in proportion to the revenue recognized. This capitalization and amortization model follows the provisions of SFAS 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). The selling costs subject to deferral are the pool of compensation expense and related fringe costs incurred by the Company’s sales counselors and sales managers. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurement costs, brochures and marketing materials, advertising and general administrative costs) are expensed as incurred.

Deferral rates are determined for the following:

•	Preneed funeral contracts

•	Preneed cemetery contract items:

•	interment rights (burial property)

•	merchandise

•	services

These deferral rates are based on the ratio of the selling compensation and fringe costs to preneed funeral and cemetery production (in dollars) weighted accordingly in the manner for which the counselor is compensated (with interment rights, or burial property, being the highest and preneed cemetery services being the lowest compensation to the counselor). In developing the deferral rates, the Company reviews various rate scenarios to ensure the finalized rates, when applied to forecasted production dollars, are reasonable compared to forecasted selling compensation. Additionally, the developed deferral rates are reviewed annually for reasonableness compared to current and historical commission rates used by the Company.

As preneed funeral and cemetery contracts are processed, the rates are applied systematically to the production dollars and the resulting amount is deferred. As a result, the funeral and cemetery deferred selling costs are only generated when preneed funeral and cemetery contract production is recorded. Therefore, these deferred selling costs vary with and relate directly to the production of the business. The Company has separate deferred selling cost accounts related to preneed funeral, preneed cemetery interment rights, preneed cemetery merchandise, and preneed cemetery services. The deferred preneed funeral and cemetery revenue accounts are recorded similarly.

Periodically, the selling costs deferred are compared to the actual costs incurred to ensure there is not a significant variance between the two.

The deferred selling costs are expensed in proportion to the revenue when recognized (“proportionate method”). This is determined annually by the ratio of the unamortized deferred selling costs (funeral, cemetery interment rights, cemetery merchandise and cemetery services) to the associated deferred revenue, and systematically applying this ratio against the deferred selling cost accounts as the applicable revenues are recognized.

We do not attribute deferred selling costs to each individual contract (or each item in the case of cemetery deferred selling costs) because our systems do not currently have the complete functionality to defer and amortize the costs and we have no other cost effective means by which to do so. We believe using the proportionate method of amortization and the homogenous nature of the 430,000 preneed funeral contracts and 3.6 million of preneed cemetery contract items (as separated by interment rights, merchandise and services) allows for a systematic match of costs with related revenues.

Taxes — Our ability to realize the benefit of deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from our current estimates. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States and, therefore, have not provided for deferred federal income taxes on such unremitted foreign earnings.

Pension cost — Our pension costs and liabilities are actuarially determined based on certain assumptions, including expected long-term rates of return on plan assets and the discount rate used to compute future benefit obligations. In 2003 and prior years, it was our policy to use a discount rate for return on assets comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company’s pension benefits. Actuarial gains and losses resulting from changes in the assumptions, or experience differences from those assumptions, were amortized over the remaining service period of active employees expected to receive benefits under the plans. In 2004, we changed our method of accounting for gains and losses on pension assets and obligations to recognize such gains and losses in our consolidated statement of operations during the year in which they occur. We recorded net pension expense reflecting estimated returns on plan assets and obligations for our interim financial statements. Under the new accounting policy, upon the review of our annual remeasurement, we recognized actual gains and losses on plan assets and obligations. See notes four and sixteen to the consolidated financial statements in Item 8 of this Form 10-K for more information related to pensions.
We used a 9.0% assumed rate of return on plan assets in 2003 as a result of a high allocation of equity securities within the plan assets. In 2004, the rate of return on plan assets is not applicable as we recognize gains and losses on plan assets during the year in which they occur. At December 31, 2004, 55% of the plan assets were invested in core diversified and market neutral hedge funds, 33% of the plan assets were equity securities and the remaining 12% of plan assets were fixed income securities. As of December 31, 2004, the equity securities were invested approximately 57% in U.S. “Large Cap” investments, 22% in international equities and 21% in U.S. “Small Cap” investments.

In connection with the $20 million infusion of funds into the plan in early 2004, we rebalanced the plan assets to have a lower percentage invested in traditional equity securities and fixed income securities and instead incorporate investments in hedge funds. We believe that over time this reallocation will reduce the volatility with limited reduction of returns.

Insurance loss reserves – We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability and workers compensation insurance coverages structured with high deductibles. This high deductible insurance program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages and falling within the deductible of each coverage through the use of qualified and independent actuaries. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness will generally effect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these actuarial evaluations are used to both analyze and adjust our insurance loss reserves.

Our independent actuaries used five actuarial methods generally accepted by the Casualty Actuarial Society to arrive at an estimate of a range that we refer to as “reasonably possible”. The Actuarial Standard of Practice No. 36 (ASOP 36 published by the American Academy of Actuaries) states: “A range of reasonable estimates is a range of estimates that could be produced by appropriate actuarial methods or alternative sets of assumptions that the actuary judges to be reasonable.” Methods used to determine the Company’s reasonably possible range are: paid and incurred loss development methods; frequency-severity methods; and paid and incurred Bornhuetter-Ferguson methods. All of these methods were used to determine the Company’s reasonably possible range of insurance loss reserves for the years ended December 31, 2004, 2003 and 2002.

The Company has not changed its methodologies for determining the reasonably possible range; however, there are changes made to the assumptions as the loss development factors are updated. These loss development factors are determined based on the Company’s historical loss development data(1) and are updated annually as new data becomes available. As a result, the loss development factors used in the December 31, 2004 analysis could be different from the loss development factors used in the December 31, 2005 analysis. The Company considers these changes in loss development factors synonymous to “changes in assumptions”. The final loss estimate is not determined by weighting the methodologies, but instead is subjectively arrived at by our independent actuary considering the relative merits of the various methods and the truncated average of the various methods.

For each loss type (workers compensation, general liability, and auto liability) “loss triangles” are generated, which show the cumulative valuation of each loss period over time. The loss components evaluated include incurred losses, paid losses, reported claim counts, and average incurred loss. The actuarial analysis of losses uses this data to estimate future loss development or settlement value of the losses. Since these loss development factors are an estimate about future loss development, the calculation of ultimate losses is also an estimate. The actual ultimate loss value may not be known for many years, and may differ significantly from the estimated value of the ultimate losses.

As of December 31, 2004, reported losses within the Company’s retention for workers compensation, general liability and auto liability incurred during the period May 1, 1987 through December 31, 2004 were approximately $188.1 million. The selected fully developed ultimate settlement value estimated by our independent actuary was $222.5 million. Paid losses were $175.9 million indicating a reserve requirement of $46.7 million. After considering matters discussed with our independent actuary related to this calculation, the Company estimated the reserve to be $47.3 million as of December 31, 2004.
At December 31, 2004 and 2003, the balances in the reserve and the related activity were as follows:

(Dollars in millions)
Balance at December 31, 2002	$(39.0)
Additions	(31.6)
Payments	23.8

Balance at December 31, 2003	$(46.8)
Additions	(38.3)
Payments	37.8

Balance at December 31, 2004	$(47.3)

Our independent actuary performed a sensitivity analysis that was modeled to assess the impact of changes to the reserve pertaining to workers compensation, general liability, and auto liability. The sensitivity analysis assumes an instantaneous 5% adverse change to the loss development factors as summarized below.

(Dollars in
millions)	Sensitivity Analysis
Workers Compensation	$1.30
General Liability	$0.82
Auto Liability	$.24

Total Sensitivity.	$2.36

(1)	The loss development factors used in the December 31, 2004 calculation are based on the Company’s actual claim history by policy year for the period beginning May 1, 1991 — May 1, 2004.

Preneed Deferred Contract Revenue

Overview

     During 2003 and 2004, the Company engaged in certain reconciliation procedures related to its funeral and cemetery trust assets and deferred revenues (“trust reconciliation project”). This reconciliation project was engaged to reconcile trust asset and liabilities by reconciling contract detail to the Company’s general ledger.

     Additionally in 2004, the Company began a cemetery contract verification project. This project was to determine whether cemetery merchandise and services were recorded in the appropriate period (when the merchandise or service was delivered or performed). Both of these projects are discussed below in more detail.

     Prior to December 31, 2004, the Company has evaluated both of these projects throughout the year and has recorded adjustments related to both of these projects as enough evidential matter was obtained to estimate the outcome of certain reconciliations. As of December 31, 2004, the trust reconciliation project has been completed; however a portion of the cemetery contract verification project will not be completed until May 2005. The results of this verification project will be included in the Company’s March 31st, Form 10-Q.

Trust Reconciliation Project

     In the latter part of 2003, the Company began reconciling the trust asset and deferred revenue contract details to the general ledger balances. This trust reconciliation project was driven by three significant events: the impact of the implementation of FIN 46R, the implementation of controls resulting from Section 404, and the implementation of the Company’s new point of sale system.

     The trust reconciliation project included three primary components: cemetery merchandise and service trusts, preneed funeral merchandise and service trusts and cemetery perpetual care trusts. The Company has continually assessed the status of the project and adjusted the general ledger accounts accordingly. In December 31, 2003 and June 30, 2004, the Company made certain adjustments to its consolidated financial statements. The projected adjustments were influenced by the percentage of reconciliations completed at a location level and the expected error rate of uncompleted reconciliations.

     In December 2003, the Company accrued a $3.2 million reduction in revenues as an adjustment for the trust reconciliation project. This adjustment was based on management’s best estimate at that time. In June 2004, management again assessed the progress of its trust reconciliation project. As of June 30, 2004, the Company had completed the trust asset reconciliations for cemetery merchandise and service trusts, preneed funeral merchandise and service trusts and cemetery perpetual care trusts. However, as of June 30, 2004, the Company had not completed reconciliations of its deferred revenue accounts. In order to record an adjustment to the Company’s June 30, 2004 consolidated financial statements, the Company statistically sampled preneed funeral contracts from the backlog detail to determine the accuracy of deferred preneed funeral revenue and then calculated the adjustment to the general ledger based on the results of this statistical sample. The 1,864 preneed funeral contracts sampled resulted in 157 errors or an 8.4% error rate in the backlog. Using a confidence level of 95%, the extrapolated dollar error was $66.0 million with a confidence interval of ±$16.1 million. From a statistical perspective, any point within the interval range is as statistically valid as another point within the range. Accordingly, the Company believed that the mid-point of the interval of $66.0 million was the most appropriate estimate to record at that time as it represented the center of the confidence interval. Based on this mid-point and based on the review of each contract with an error, the estimated impact on the Company’s consolidated net income was calculated.

     As of June 30, 2004, the Company recorded a $2.2 million charge to its consolidated statement of operations. This charge of $2.2 million included adjustments to the completed trust asset reconciliations and estimated adjustments discussed above related to funeral deferred revenue.

     As of December 31, 2004, the Company has completed its reconciliation procedures for its trust assets and funeral deferred revenue. As a result of this adjustment, the Company has reevaluated previous adjustments related to these reconciliations and the impact to prior periods.

     These reconciliation matters did not have an impact on our reported cash balance or operating cash flow in any period mentioned above as amounts that were deposited or withdrawn from trust by the Company were appropriately reported in the statement of cash flows in the appropriate period.

Cemetery Contract Verification Project

     At December 31, 2003, the Company restated its previously issued financial statements for the fiscal years ended December 31, 2002, 2001, 2000 and the first three quarters of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues and other items as described below. As a result of this restatement and other events including the implementation of SOX 404 and the implementation of the Company’s new point of sale system, the Company began a process to examine all cemetery contracts in the Company’s deferred preneed cemetery contract balance to ensure that revenue was recognized in the appropriate period (when merchandise and services were delivered or performed).

     To properly reflect cemetery merchandise and service deferred revenue at December 31, 2003 and recognize cemetery revenue in the period the items were physically delivered or performed, the Company estimated through acceptable statistical sampling methods, the amount of deferred revenue associated with merchandise and services that had been physically “delivered” (merchandise installed or service rendered) but had not been processed in our accounting system. The Company utilized a consultant to develop the testing strategy in quantifying the amount of deferred revenue that should be recognized in prior periods. The consultant believed the best quantification would be derived from a random sample across all cemeteries, without regard to size, based on the assumption all of our cemeteries were homogenous as to accounting policies and procedures, management structure and use of consistent accounting systems and processes. Our sample selection was a two-step process, randomly selecting 100 cemeteries out of the population of 400 plus cemeteries and then randomly selecting twenty items from each of the 100 cemeteries, for a total random sample of 2,000 items. The sample results identified 79 errors totaling $24,162 and the sample results were extrapolated to the approximately $1.6 billion deferred revenue universe. The extrapolated sample quantified the dollar amount of merchandise and service items which were still deferred in our accounting system detail, but were found to be physically delivered in periods prior to December 31, 2003. The amounts were divided into annual “contra reserve accounts” based on the ratio of the errors from each respective years of delivery to the total amount of errors discovered. The dollar error of the projection totaled $41 million and was recorded at December 31, 2003. All years from 2000 through 2003 were restated for this effort based on the year of delivery calculated above, and the cumulative amounts related to prior to 2000 were reflected in retained earnings. This was appropriate because the Company adopted SAB 101 effective January 1, 2000 which changed our accounting policy for recognition of preneed cemetery merchandise and services from original time of sale to the time of delivery or performance. The distribution of the $41 million adjustments amongst the periods was restated as follows:

(Dollars in millions)	2000	2001	2002	2003	Total
Revenues for items for which delivery or performance occurred, but no revenue was recognized	$4.9	$8.3	$8.7	$8.7	$30.6
Cumulative Effect (Pretax)	$10.1	$—	$—	$—	$10.1

Total revenues for items for which delivery or performance occurred, but no revenue was recognized	$15.0	$8.3	$8.7	$8.7	$40.7

     As of December 31, 2004 the Company had completed 100% of cemetery contract verifications of the largest market cemeteries consisting of approximately 46% of our total cemetery deferred revenue. It was determined at the end of 2004, that the remaining 54% of our cemeteries would not be verified until May 2005. This 54% represented operational geographic markets of smaller (but greater quantity) cemeteries. To determine the propriety of the locations not 100% verified at December 31, 2004 (approximately 285), another statistical sample was taken related only to these locations and an extrapolated error rate was quantified. This sample was performed similarly to the sample performed at December 31, 2003 (random sample of 100 locations and random sampling of 20 items at each of the 100 locations). This amount was compared to the remaining contra reserve account (as described above) to determine if any additional adjustments would be warranted. If statistical theory holds true, one would assume the “new” statistical sample of the remaining locations (not 100% verified by December 31, 2004) would compare reasonably to the amount remaining from the original reserve, within the statistical confidence interval range, providing the characteristics of the items/locations sampled in the current study are the same as those of the 100% total sample of the previous year.

     It was determined the original sample did, in fact, have an anomaly. As previously stated, the statistical sample approach taken assumed a homogenous universe. Our Miami group of cemeteries (five in total), which was verified 100% by December 31, 2004 was subsequently determined to be an anomaly for the reasons described below:

•	The results of the 100% verification process for the Miami group of cemeteries was much different than the remaining locations which performed the 100% review, when comparing the amount of “out of period” deliveries processed (those items found during the review of the detail which had physically been delivered in years prior to January 1, 2004) as compared to the total deferred revenue per location. The Miami locations error rate was much higher (9.6%) than the average of the remaining locations reviewed (3.4%).

•	The management reporting structure was different in Miami locations than the remaining North America operating structure, and had not previously performed a detailed, systematic review of their preneed cemetery contracts like the rest of the North American Cemetery Operations had completed previously.

However, excluding the Miami results, the roll-forward of the contra reserve account compared reasonably, within the acceptable confidence interval range, with the new statistical sample extrapolated at December 31, 2004. However, the confidence interval resulting from the 2004 sample was larger than anticipated (± $11 million). The Company consultant reviewed the information and has agreed that the sample analysis of the current sample conforms to accepted statistical practice and the results are reasonable.

     Due to the anomaly which occurred in the Miami operations, the Company considered whether there were any other anomalies in the remaining locations to be verified in 2005 that would cause the statistical sample results to be incorrect. To reduce the risk of discovering an additional anomaly, and to reduce the confidence interval to an acceptable range, the Company selected an additional sample of the locations not selected in the initial sample (185 additional locations) and increased the sample size per location from 20 items to 50 items. As a result, an additional 9000 sample items were selected, and when combined with the results of the initial sample, approximately 11,000 items were tested. The sample results for December 31, 2004, considering the two samples together, calculated to be a point estimate of $34.4 million with a 95% confidence interval of ± $4.3 million. Comparing this amount to the remaining amounts previously recorded, and excluding the effect of balance sheet only reclassification (of $4.6 million), the adjustment required to the Company’s consolidated statement of operations was a total of $21.8 million.

     In addition to this verification project, the Company reviews, on a quarterly basis, cemetery deliveries to ensure revenue was recorded in the appropriate quarter. The Company has included such out of quarter adjustments in its proposed restatement of the first three interim periods of 2004.

     The Company plans to be completed with the cemetery verification project by May 2005. Such final results will be included in the Company’s Form 10-Q for the quarterly period ended March 31, 2005.

Other Adjustments

Cemetery System Upgrade
As a result of a system upgrade, a Cemetery MST matter developed in late 2003 and early 2004 that is related to the trust reconciliation projects. The fact that the trusts were not reconciled during this period contributed to the lack of detection of this second matter until May 2004. The system upgrade matter was corrected during the second quarter 2004.

Other Reconciliation Items
In the first half of 2004, the Company undertook several reconciliation activities in addition to the trust reconciliations. These reconciliation activities related primarily to the implementation of the Company’s point of sale system.

     These reconciliation matters did not have an impact on our reported cash balance, operating cash flow or free cash flow in any period mentioned above as amounts that were deposited or withdrawn from trust by the Company were appropriately reported in the statement of cash flows in the appropriate period.

New Accounting Pronouncements

Other Than Temporary Impairments

     In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. We adopted the disclosure provisions of EITF 03-1 during the period ended June 30, 2004. The adoption of the measurement and recognition provisions are not expected to have a material impact on our consolidated financial statements, results of operations, financial position, or cash flows.

Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this statement to have a material impact on our consolidated financial statements, results of operations, or cash flows.

Tax

     In December 2004, the FASB issued Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (FAS 109-1). The American Jobs Creation Act of 2004, enacted on October 22, 2004, provides for a deduction for certain qualified production activities. FAS 109-1 provides guidance for the application of FASB Statement No. 109, Accounting for Income Taxes, to the deduction for certain qualified production activities, and was effective immediately upon issuance. We do not believe that the adoption of FAS 109-1 will have a significant effect, if any, on our consolidated financial statements, results of operations, or cash flows.

     In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We are in the process of evaluating whether we will repatriate earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated; therefore, as provided for in FAS 109-2, deferred tax liabilities have not been adjusted. We estimate the range of possible amounts of unremitted earnings under consideration is between $0 and $2.3 million. If the maximum amount of $2.3 million were to be repatriated, we would accrue tax expense of approximately $0.4 million.

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for our Company. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.

     We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We performed a cost-benefit analysis comparing option pricing models. Based on this analysis, we will continue to utilize the Black-Scholes option pricing model to measure the fair value of our stock options.

     We expect to adopt SFAS 123R effective July 1, 2005. We are currently evaluating the impact that this adoption will have on our results of operations. See note fifteen to the consolidated financial statements in Item 8 of this Form 10-K for further information related to our stock-based compensation plans.

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

     Under the provisions of FIN 46R, we are required to consolidate certain cemeteries and trust assets. Merchandise and service trusts and cemetery perpetual care trusts are considered variable interest entities because the trusts meet the conditions of paragraphs 5(a) and 5(b)(1) of FIN 46R. That is, as a group, the equity investors (if any) do not have sufficient equity at risk and do not have the direct or indirect ability through voting or similar rights to make decisions about the trusts’ activities that have a significant effect on the success of the trusts. FIN 46R requires us to consolidate merchandise and service trusts and cemetery perpetual care trusts for which we are the primary beneficiary (i.e., those for which we absorb a majority of the trusts’ expected losses). We are the primary beneficiary of a trust whenever a majority of the assets of the trust are attributable to deposits of our customers.

     Consolidation of Trusts: We implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trust assets and our cemetery perpetual care trusts. No cumulative effect of an accounting change was recognized as a result of the implementation of FIN 46R as it relates to the consolidation of the trusts. The implementation of FIN 46R affects certain line items on our consolidated balance sheet and statement of operations as described below; however, there is no impact to net income in the statement of operations as a result of the implementation. Additionally, the implementation of FIN 46R did not result in any net changes to our consolidated statement of cash flows; however, it does require certain financing and investing activities to be disclosed. For additional information, see notes five through eight to the consolidated financial statements in Item 8 of this Form 10-K.

     Although FIN 46R requires consolidation of most of the merchandise and service and perpetual care trusts, it does not change the legal relationships among the trusts, SCI and our customers. In the case of merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, we do not have a legal right to the perpetual care trust assets. For these reasons, upon consolidation of the trusts, we recognize non-controlling interests in our financial statements to reflect third party interests in these trusts in accordance with FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (SFAS 150). We classify deposits to merchandise and service trusts as non-controlling liability interests and classify deposits to cemetery perpetual care trusts as non-controlling equity interests.

     We record cash received from customers that is payable to the trust, but not yet required to be deposited in the trusts as restricted cash in Deferred charges and other assets in our consolidated balance sheet. At December 31, 2004, these pending deposits totaled $11,218. We continue to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

     Beginning March 31, 2004, we recognize net realized investment earnings of the merchandise and service trusts and perpetual care trusts, as well as the related trustee investment expenses and taxes, within Other income, net. We then recognize a corresponding expense within Other income, net representing the net realized earnings of those trusts that are attributable to the non-controlling interest holders. The corresponding credit for this expense is reflected in our consolidated balance sheet in Non-controlling interest in funeral and cemetery trusts for merchandise and service trusts or Non-controlling interest in perpetual care trusts for cemetery perpetual care trusts. The sum of these expenses recorded in Other income, net offset the net realized earnings of such trusts also recognized within Other income, net. Accordingly, our net income in the consolidated statement of operations is not affected by consolidation of the trusts in accordance with FIN 46R.

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

     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive loss in our consolidated balance sheet. Using the guidance in EITF Topic D-41, “Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115” (“Topic D-41”), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on our Accumulated other comprehensive income (loss) is disclosed in note fifteen of the consolidated financial statements in item 8 of this Form 10-K. However, our Accumulated other comprehensive income (loss) on the face of the balance sheet is ultimately not affected by consolidation of the trusts.

     For additional discussion of our accounting policies after the implementation of FIN 46R, see notes five through eight to the consolidated financial statements in Item 8 of this Form 10-K.

     Consolidation of Certain Cemeteries: Prior to December 31, 2003, we operated certain cemeteries that we managed but did not own. During our evaluation of FIN 46R, we evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by the Company in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, we received the majority of the cash flows from these cemeteries. Additionally, we absorb the majority of these cemeteries expected losses and receive a majority of the cemeteries residual returns. As a result, the Company determined itself to be the primary beneficiary of these cemeteries and determined the long-term sales, accounting, and cash management agreement to be a variable interest as defined by FIN 46R. Given the circumstances above, the Company consolidated such cemeteries at March 31, 2004. We recognized an after tax charge of $13.5 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in our consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on our reported results of operations.

Insurance Funded Preneed Funeral Contracts

     We changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at December 31, 2003, were $3.5 billion. The removal of these amounts did not have an impact on our consolidated stockholders’ equity, results of operations or cash flows. See note five to the consolidated financial statements in Item 8 of this Form 10-K for additional information on insurance related preneed funeral balances.

Pension Plans

     In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132R). SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We have adopted the revised disclosure requirements. Our pension plans are frozen with no cost benefits accreting to participants except interest.

     Effective January 1, 2004, we changed our accounting for gains and losses on our pension plan assets and obligations. We now recognize such gains and losses in our consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of our pension plans and recognize gains and losses on the pension plan assets and obligations in the year the gains or losses occur. As a result of this accounting change, we recognized a charge for the cumulative effect of an accounting change of $33.6 million (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, we record net pension expense or income reflecting estimated returns on plan assets and obligations. We will recognize actual gains and losses on plan assets and obligations as actuarial information becomes available upon review of the annual remeasurement. See note sixteen to the consolidated financial statements in Item 8 of this Form 10-K for additional information on pensions.

Goodwill and Other Intangible Assets

     In accordance with SFAS 142, effective January 1, 2002, we recognized a charge reflected as a cumulative effect of an accounting change of $135.6 million (net of applicable taxes) or $.46 per diluted share related to the impairment of goodwill in our North America cemetery reporting unit. See note nine to the consolidated financial statements in Item 8 of this Form 10-K for additional information on goodwill.

Results of Operations – Twelve Months Ended December 31, 2004, 2003 and 2002

     In 2003, we restated results for the fiscal years ended December 31, 2002, 2001, 2000 and the interim periods of 2003. Additionally, in 2004 we restated results for the first three interim periods of 2004. For details relating to this restatement, see notes two and twenty-two to the consolidated financial statements in Item 8 of this Form 10-K.

     In the following discussion of results of operations, certain prior year amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported results of operations, financial position or cash flows.

     Net income for fiscal 2004 was $113.7 million or $.35 per diluted share compared to net income of $85.1 million or $.28 per diluted share in the same period of 2003 and a net loss of $232.5 million or $.79 per diluted share in 2002. These results included cumulative effects of accounting changes, litigation expenses, gains and losses on dispositions, gains and losses on early extinguishments of debt, income tax benefits, earnings from discontinued operations, and other income and expenses as further described below. Additionally, our former funeral operations in France (which were sold in March 2004) contributed $.02 of earnings per share in 2004 compared to $.14 per share in the full year of 2003 and $.14 per share in 2002.

     Net income in the years presented was affected by the following items, which are presented on an after-tax basis:

     Twelve Months Ended December 31, 2004:

•	A charge of $47.1 million or $.14 per diluted share for the cumulative effects of accounting changes primarily related to the implementation of FIN 46R and changes in pension accounting.

•	Expenses of $38.7 million or $.11 per diluted share associated with the settlement of certain litigation matters.

•	Net gain on dispositions of $53.6 million or $.16 per diluted share (including tax benefits realized from the dispositions of our French operations and our minority interest in a United Kingdom company).

•	Net loss on the early extinguishment of debt of $10.5 million or $.03 per diluted share primarily related to the successful tender offer of our notes due 2005 and the redemption of our convertible notes due 2008.

•	Income tax benefit of $7.9 million or $.02 per diluted share related to state net operating losses.

•	Foreign currency transactional loss of $2.3 million or $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.

•	Interest income of $2.7 million or $.01 per diluted share related to interest income on a note receivable from our former United Kingdom company.

•	Discontinued operations contributed net earnings of $43.8 million or $.13 per diluted share.

     Twelve Months Ended December 31, 2003:

•	Expenses of $61.0 million or $.21 per diluted share related to outstanding litigation matters.

•	Net gain on dispositions of $32.5 million or $.11 per diluted share primarily related to the sale of our equity and debt holdings in our former Australian company.

•	Net gain on corporate investments of $2.6 million or $.01 per diluted share.

•	Other operating expense of $5.9 million or $.02 per diluted share related to severance costs and the termination of a lease contract.

•	Net gain on the early extinguishment of debt of $0.7 million or less than $.01 per diluted share.

•	Discontinued operations contributed net earnings of $2.5 million or $.01 per diluted share.

     Twelve Months Ended December 31, 2002:

•	A charge of $135.6 million or $.46 per diluted share for the cumulative effects of accounting changes related to the impairment of goodwill in our North America cemetery segment.

•	Net loss on dispositions of $126.0 million or $.43 per diluted share primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America.

•	Other operating expenses of $67.3 million or $.23 per diluted share related to market value adjustments of certain options associated with our 6.3% notes due 2003, severance costs of former employees, and expenses related to the termination of certain consulting and non-compete contractual obligations.

•	Net gain on the early extinguishment of debt of $4.0 million or $.01 per diluted share.

•	Discontinued operations reported a net loss of $14.8 million or $.05 per diluted share.

     The consolidated effective tax rate in 2004 was a benefit of 5.6% compared to an expense of 25.8% in 2003 and a benefit of 31.4% in 2002. The tax rate in 2004 was favorably impacted by tax benefits realized from the disposition of our operations in France and the United Kingdom and state net operating losses realized in 2004. The tax benefits from dispositions result from differences between book and tax basis and the reversal of tax liabilities that were then recorded as warranty indemnification liabilities. In 2005, we expect the consolidated effective tax rate for continuing operations to be approximately 35%.

     The diluted weighted average number of shares increased to 344.7 million in 2004 compared to 300.8 million in 2003 and 294.5 million in 2002. This increase is mainly due to the conversion in June 2004 of our convertible senior notes which resulted in the issuance of approximately 32 million shares, which were anti-dilutive in 2003 and 2002. The remaining share increase is related to dilutive outstanding stock options and the contribution of common stock to our 401(k) retirement plan, which was partially offset by share repurchases. In 2005, we intend to reduce the number of shares outstanding through our previously announced share repurchase programs. Also effective January 1, 2005, we began to contribute cash to fund the Company’s matching contribution to its 401(k) retirement plan and discontinued funding through the use of common stock.

Consolidated Funeral Results

     Funeral revenues in 2004 declined $481.3 million from 2003 primarily due to a decline of $457.3 million in revenues associated with our French funeral operations, which were sold on March 11, 2004. In 2003, revenues from funeral operations in France were $584.6 million compared to $127.3 million for the partial period of our ownership from January 1, 2004 through March 11, 2004. North America funeral revenue declined $25.0 million primarily as a result of divestitures and an $8.5 million decline in revenues from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenues were higher in 2003 than in 2004 primarily due to activity associated with the World Trade Center disaster.

     Funeral gross profits decreased $55.8 million in 2004 compared to 2003 primarily as a result of a $56.7 million decline in gross profits related to our former French operations which were sold in March 2004. Gross profits from our French funeral operations were $11.6 million in our partial period of ownership in 2004 compared to $68.3 million in the full year of 2003. North America funeral gross profits increased $2.3 million despite a decline in revenues. This improvement is mainly a result of reduced overhead costs and lower pension expenses benefited by a change in pension accounting, which were partially offset by declines in Kenyon revenue.

     Funeral revenues increased $60.9 million in 2003 compared to 2002 as a result of a $97.3 million increase in foreign revenues, partially offset by a decline of $36.4 million in North America funeral revenues. The increase in foreign revenues is predominantly related to our French operations and is due to increases in funeral services performed and in the average revenue per funeral, as well as favorable currency effects. North America funeral revenues declined primarily as a result of divestitures and declines in General Agency (“GA”) revenues. GA revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

     Funeral gross profits declined $2.2 million in 2003 compared to 2002. Declines in North America funeral operations due to decreased revenues described above and increases in employee benefit and insurance costs were partially offset by improvements in French funeral operations which benefited from increased revenues described above and reduced depreciation expense.

Consolidated Cemetery Results

     Cemetery revenues increased $12.1 million in 2004 compared to 2003. North America cemetery revenues increased $7.3 million primarily as a result of increased recognition of property that was sold and constructed during 2004. Foreign cemetery revenues (consisting of cemetery businesses in Chile) increased $4.8 million reflective of improved economic conditions in the region and favorable currency effects. Cemetery gross profits increased $28.3 million in 2004 compared to 2003 and benefited from an increase in revenues described above and reductions in North America overhead costs, pension expenses and maintenance expenses.

     Cemetery revenues declined $44.9 million in 2003 compared to 2002 primarily as a result of a $49.8 million decrease in North America cemetery revenues, partially offset by improvements in foreign cemetery revenues. This decline in North America cemetery revenues was due to divestitures and also due to the significant changes made to the sales organization in 2003. Although we expected cemetery revenues to decline in 2003 from these strategic changes, we also anticipated, and realized, higher gross margins as a result. Cemetery gross profits in 2003 improved $2.1 million from 2002 due primarily to reductions in preneed selling costs from a number of changes made to the sales organization to increase our effectiveness.

General and Administrative Expenses

     General and administrative expenses were $130.9 million in 2004 compared to $178.1 million in 2003 and $89.8 million in 2002. Included in all periods are expenses associated with the settlement of certain litigation matters. We recognized litigation expenses (net of insurance recoveries of $1.6 million in 2004, $25.0 million in 2003 and $0 in 2002) of $61.1 million in 2004 compared to $95.2 million in 2003 and $10.0 million in 2002. Additionally, in both 2003 and 2002 we recognized approximately $14 million of accelerated system amortization expense that is not included in 2004. During 2002, we made the decision to implement new information technology systems and, therefore, accelerated the amortization of the old systems. These accelerated amortization costs ceased at the end of the third quarter of 2003 when amortization of the new systems commenced.

     Excluding litigation expenses and accelerated system amortization costs in all periods, general and administrative expenses in 2004 were $69.8 million compared to $69.1 million in 2003 and $66.3 million in 2002. Increased costs associated with Sarbanes-Oxley compliance efforts were offset by reductions in information technology and other overhead expenses. General and administrative expenses excluding litigation expenses and accelerated system amortization costs is a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it provides a consistent basis for comparison between periods and better reflects the performance of our core operations, as it is not influenced by certain non-recurring expenses.

Other

     In 2004, we recognized a net pretax gain from dispositions of $25.6 million consisting of a $41.2 million gain from the sale of our equity and debt holdings in our former United Kingdom company and a $6.4 million gain from the sale of our French funeral operations, partially offset by net losses associated with various dispositions in North America. In 2003, we recognized a net pretax gain of $49.4 million primarily related to the sale of our equity holdings in our former operations in Australia and Spain. In 2002, we recognized a net pretax loss of $161.5 million primarily related to an impairment charge for certain funeral and cemetery operations held for sale in North America. For further information regarding gains and impairment losses on dispositions see note twenty to the consolidated financial statements in this Form 10-K.

     We recognized other operating income of $0.4 million in 2004 for various adjustments made related to prior periods as a result of our verification projects and lease accounting issues described in note two of Item 8 of this Form 10-K. In 2003, we recognized other operating expenses of $9.0 million related to severance costs and the termination of a lease contract. In 2002, we recognized other operating expenses of $94.9 million related to market value adjustments of certain options associated with our 6.3% notes due 2003, severance costs of former employees, and expenses related to the termination of certain consulting and non-compete contractual obligations.

     Interest expense decreased to $118.2 million in 2004 compared to $138.6 million in 2003 and $158.0 million in 2002. Between 2002 and 2004, interest expense declined by $39.8 million or 25.2%, reflecting the success we have had in improving our balance sheet. During this same period, total debt was reduced by more than $700 million as a result of strong operating cash flows and a successful asset divestiture and joint venture program that produced more than $500 million of net cash proceeds.

     Other income was $16.1 million in 2004 compared to $24.3 million in 2003 and $15.6 million in 2002. The components of other income for the years presented were as follows:

•	Interest income was $13.5 million in 2004 compared to $14.4 million in 2003 and $7.1 million in 2002.

•	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $6.3 million in 2004 compared to $5.6 million in 2003 and $9.5 million in 2002. For a further description of these cash overrides, see Insurance Funded Preneed Funeral Contracts in Item 7 of this Form 10-K.

•	In 2004, we recognized a $2.8 million foreign currency transactional loss associated with the payment of a contingent purchase obligation in Chile.

•	Surety bond premium costs were $4.0 million in 2004 compared to $4.1 million in 2003 and $2.9 million in 2002.

•	The remaining income of $3.1 million in 2004, $8.4 million in 2003, and $1.9 million in 2002, is primarily attributable to net gains related to foreign currency transactions.

Actual Versus Comparable Results of Operations – Twelve Months Ended December 31, 2004, 2003 and 2002

     The table below reconciles our actual results to our comparable or “same store” results for the periods ended December 31, 2004, 2003 and 2002. We regard “same store” results of operations as analogous to our comparable results of operations. We consider comparable operations as operations that were not acquired or constructed after January 1, 2002 or divested prior to December 31, 2004. Therefore, in the following three-year presentation, we are providing results of operations for the same funeral and cemetery locations in each of the three year periods presented.

(Dollars in thousands)		Activity	Activity
		associated with	associated
		acquisition / new	with		%
2004	Actual	construction	dispositions	Comparable	Variance

North America
Funeral revenue	$1,120,002	$1,370	$11,714	$1,106,918	1.2%
Cemetery revenue	568,707	—	4,250	564,457	0.7%

	1,688,709	1,370	15,964	1,671,375	1.0%

Other foreign
Funeral revenue	139,693	—	127,282	12,411	91.1%
Cemetery revenue	30,906	—	—	30,906	0.0%

	170,599	—	127,282	43,317	74.6%

Total revenues	$1,859,308	$1,370	$143,246	$1,714,692	7.8%

North America
Funeral gross profits	$213,006	$332	$(2,842)	$215,516	(1.2)%
Cemetery gross profits	100,569	—	(5,154)	105,723	(5.1)%

	313,575	332	(7,996)	321,239	(2.4)%

Other foreign
Funeral gross profits	13,117	—	11,572	1,545	88.2%
Cemetery gross profits	7,806	—	—	7,806	0.0%

	20,923	—	11,572	9,351	55.3%

Total gross profit	$334,498	$332	$3,576	$330,590	1.2%

(Dollars in thousands)		Activity	Activity
		associated with	associated
		acquisition / new	with		%
2003	Actual	construction	dispositions	Comparable	Variance

North America
Funeral revenue	$1,145,017	$480	$33,547	$1,110,990	3.0%
Cemetery revenue	561,396	—	10,461	550,935	1.9%

	1,706,413	480	44,008	1,661,925	2.6%

Other foreign
Funeral revenue	595,937	—	584,636	11,301	98.1%
Cemetery revenue	26,075	—	—	26,075	0.0%

	622,012	—	584,636	37,376	94.0%

Total revenues	$2,328,425	$480	$628,644	$1,699,301	27.0%

North America
Funeral gross profits.	$210,710	$59	$(1,624)	$212,275	(0.7)%
Cemetery gross profits	74,261	—	(555)	74,816	(0.7)%

	284,971	59	(2,179)	287,091	(0.7)%
Other foreign
Funeral gross profits.	71,165	—	68,275	2,890	95.9%
Cemetery gross profits	5,829	—	—	5,829	0.0%

	76,994	—	68,275	8,719	88.7%

Total gross profit	$361,965	$59	$66,096	$295,810	18.3%

(Dollars in thousands)		Activity	Activity
		associated with	associated
		acquisition / new	with		%
2002	Actual	construction	dispositions	Comparable	Variance

North America
Funeral revenue	$1,181,425	$—	$65,444	$1,115,981	5.5%
Cemetery revenue	611,153	—	26,363	584,790	4.3%

	1,792,578	—	91,807	1,700,771	5.1%

Other foreign
Funeral revenue	498,671	—	487,926	10,745	97.8%
Cemetery revenue	21,190	—	2,190	19,000	10.3%

	519,861	—	490,116	29,745	94.3%

Total revenues	$2,312,439	$—	$581,923	$1,730,516	25.2%

North America
Funeral gross profits	$231,089	$	$3,118	$227,971	1.3%

Cemetery gross profits	72,779	—	3,416	69,363	4.7%

	303,868	—	6,534	297,334	2.2%

Other foreign
Funeral gross profits	52,955	—	50,217	2,738	94.8%
Cemetery gross profits	5,186	—	740	4,446	14.3%

	58,141	—	50,957	7,184	87.6%

Total gross profit	$362,009	$—	$57,491	$304,518	15.9%

     The following table provides the components to calculate our comparable average revenue per funeral service in North America for the periods ended December 31, 2004, 2003 and 2002. We calculate average revenue per funeral service as adjusted comparable North America funeral revenue divided by the comparable number of funeral services performed in North America during the applicable period. In the calculation of average revenue per funeral service, General Agency (“GA”) revenues and Kenyon revenues are excluded from comparable North America funeral revenue to avoid distorting our averages of normal funeral case volume.

(Dollars in thousands, except average revenue
per funeral service)	2004	2003	2002
Comparable North America funeral revenue	$1,106,918	$1,110,990	$1,115,981
Less: GA revenues (1)	28,888	27,612	45,971
Kenyon revenues (2)	3,442	11,945	4,996

Adjusted Comparable North America funeral revenue	1,074,588	1,071,433	1,065,014

Comparable North America funeral services performed	252,232	257,591	261,389

North America average revenue per funeral service	$4,260	$4,159	$4,074

(1)	General Agency (“GA”) revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon International Emergency Services (“Kenyon”) is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenues and gross profits associated with Kenyon are subject to significant variation due to the nature of their operations.

North America Comparable Results of Operations

     Other foreign revenues and gross profits shown above are primarily related to our funeral operations in France which were sold in March 2004. Since we did not own these businesses for the full year of 2004, they are not considered comparable or “same store” locations.

     In 2004, comparable North America operations represented 90% of consolidated revenues and approximately 96% of consolidated gross profits. The following discussion of results of operations pertains to comparable North America operations only.

Comparable North America Funeral

     Comparable North America funeral revenues in 2004 declined $4.1 million or less than 1% from 2003 primarily due to an $8.5 million decrease in revenues from Kenyon and a decline in funeral volume, which was partially offset by an increase in the average revenue per funeral service and an increase in GA revenue. Comparable North America funeral revenues declined $5.0 million in 2003 compared to 2002 primarily as a result of an $18.4 million decline in GA revenue and a decline in funeral volume, which was partially offset by a $6.9 million increase in Kenyon revenue and an increase in the average revenue per funeral service. GA revenue declined during 2003 as a result of an anticipated decrease in the sale of insurance funded preneed funeral contracts due to significant changes made to the sales organization in 2003 which impacted our sales effectiveness.

     The number of funeral services performed declined 2.1% in 2004 compared to 2003 which in turn was down 1.5% from 2002. We believe these declines are consistent with trends reported by other companies in the funeral service and casket manufacturing industries and that these declines are primarily related to a decrease in the number of deaths in our relevant markets. Our review of various sources of industry data indicates that market share has increased in certain of our markets and decreased in others; however, we believe that there has not been a substantial loss of market share in our total North America business segment. We believe that over time, the decline in our North America comparable funeral services performed will be curtailed as a result of the aging of the population and the number of initiatives we have in place to grow market share. For a further description of our initiatives to grow revenues, see The Path to Growth earlier in this Item of this Form 10-K.

     The comparable average revenue per funeral service increased 2.4% in 2004 over 2003 and increased 2.1% in 2003 over 2002. The fourth quarter of 2004 represents the eighteenth consecutive quarter that we have reported an increase in our average revenue per funeral service. This consistent growth in average revenue is largely a result of the success of our nationally branded Dignity Memorial® packaged funeral and cremation plan initiative. The Dignity® plans are focused on adding value for the consumer instead of relying on price increases. These plans offer consumers unique products and services aimed at providing assistance with administrative and legal issues, travel needs, emotional support, and memorialization when a death occurs. Because of these comprehensive value-added offerings, the packages generate significant incremental revenue per funeral service compared to non-Dignity sales. The percentage of consumers selecting a Dignity Memorial® plan has grown from approximately 14% of the total funeral services performed in 2002 to approximately 17% in 2004. We believe we can increase the selection rate of Dignity Memorial® plans in 2005 by continuing to utilize technology and contemporary marketing techniques to enhance our sales opportunities.

     We have been able to generate increases in the average revenue per funeral despite an increase in the rate of cremation. Of the total comparable funeral services performed in 2004, 40.0% were cremation services versus 39.0% in the same period of 2003 and 37.9% in 2002. In North America, there continues to be a growing trend in the number of cremations performed as an alternative to traditional funeral service dispositions. Cremation services historically have generated less revenue and gross profit dollars than traditional funeral services that involve burials. Industry research has shown that most consumers choose cremation for reasons other than cost, which we believe provides us significant opportunities to better serve the cremation consumer. Our Dignity Memorial® packaged cremation plans have been successful in expanding the products and services that cremation consumers select. Of the total cremation services performed during 2004, approximately 12% were Dignity Memorial® cremation plans.

     Despite a decline in funeral revenues in 2004, funeral gross profits improved 1.5% and the funeral gross margin percentage improved to 19.5% in 2004 compared to 19.1% in 2003. This improvement is mainly a result of reduced overhead and pension expenses which were partially offset by declines in Kenyon revenue described above. North America funeral gross profits and gross margin percentage declined in 2003 compared to 2002 primarily due to increased employee benefit costs and insurance costs which were partially offset by reductions in selling and other overhead costs.

Comparable North America Cemetery

     We demonstrated significant progress in 2004 in our cemetery segment. North America cemetery revenue increased $13.5 million or 2.5% from 2003 to $564.5 million. This exceeded our original expectations and was primarily a result of increased recognition of undeveloped property that was sold in 2004 and then subsequently constructed during 2004. This is mainly attributable to the success of our focus on developing and selling high-end cemetery property such as private family estates. Revenues from the sale of cemetery property are recognized only when the property is fully developed and when customer payments are at least 10% of the total contract amount. Historically, the sale of undeveloped property preceded the period of final construction and revenue recognition by as much as five years. We are shifting our strategy to focus on shortening the time between when property is sold and when it is constructed.

     Cemetery revenues declined $33.9 million in 2003 compared to 2002 primarily as a result of the anticipated decrease in preneed revenues due to significant changes made to the sales organization in 2003. Although we expected revenues to decline in 2003, we also anticipated, and realized, higher gross margins as a result of those strategic changes.

     Cemetery gross profits increased 41.3% or $30.9 million in 2004 compared to 2003 and benefited from an increase in revenues and reductions in overhead costs, pension expenses and maintenance expenses. Cemetery gross profits in 2003 improved $5.5 million from 2002 due primarily to reductions in preneed selling costs from a number of changes made to the sales organization to increase effectiveness. The cemetery gross margin percentage grew to 18.7% in 2004 from 13.6% in 2003 and 11.9% in 2002.

Overhead and Pension Expenses

     The improvement in funeral and cemetery gross profits in 2004 compared to 2003 and 2002 is largely a result of a reduction in overhead expenses and pension expenses. Overhead expenses from our field management and support offices and our home office are allocated to funeral and cemetery operations in North America. In 2004, these overhead expenses totaled $112.6 million compared to $152.7 million in 2003 and $162.9 million in 2002, representing a decline of $50.3 million from 2002 to 2004.

     Beginning in late 2002 and continuing through 2003, we moved to reduce our fixed costs by reformulating our infrastructure. We redesigned our sales organization, improved business and financial processes, and outsourced certain of our accounting functions. In 2003 and continuing through 2004, we implemented a new information system in our field locations. In late 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure. In addition to reducing costs, this new structure now has our strongest business managers focused on producing favorable financial results in each of our markets.

     Pension income and expense, of which a portion is included in funeral and cemetery expenses and a portion in general and administrative expenses, is related to the Company’s frozen cash balance pension plan and its supplemental retirement plans for certain current and former employees. We recognized pension income of $0.3 million in 2004 compared to pension expense of $17.6 million and pension expense of $6.7 million in 2002. The reduction in net pension expense in 2004 compared to 2003 and 2002 is primarily related to a change in accounting. Effective January 1, 2004, we changed the accounting for gains and losses on our pension plan assets and obligations to recognize such gains and losses as they are incurred. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of the Company’s pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. For further information regarding the Company’s pension plans, see note sixteen in Item 8 of this Form 10-K.

Financial Condition, Liquidity and Capital Resources

Overview

     Our primary financial objectives are to capitalize on our financial flexibility and to continue generating strong operating cash flows. We believe that we have adequate resources to meet our near and intermediate term debt obligations, planned capital expenditures and other cash requirements, as well as to have funds available for future growth. As of December 31, 2004, our cash balance was approximately $288 million. We also have a $200 million credit facility that was executed in August 2004. We have no cash borrowings under this credit facility, but have used it to support $67.0 million of letters of credit as of December 31, 2004.

     Internally generated cash flows are a significant source of liquidity for us. Cash flow from operating activities in 2004 was $107.8 million. Included in 2004 was the payment of $131.1 million related to the resolution of certain legal matters, a $20.0 million voluntary cash contribution to our pension plan, and the payment of $11.4 million to retire life insurance policy loans related to our SERP and Senior SERP retirement programs. Excluding these items, cash flow from operating activities was $270.3 million. Cash flows from operating activities that exclude the items described above is a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it better reflects the performance of our core operations, as it is not influenced by certain non-recurring expenses.

     We are continuing our program to divest of our operations outside of North America. In February 2005, we sold our operations in Argentina and Uruguay for net cash proceeds of $21.6 million. We currently own funeral businesses in Germany and Singapore and cemetery businesses in Chile, all of which we would consider holding for sale if we believe appropriate values could be obtained; however, these businesses are not currently being held for sale. We expect these future international asset sales could generate $60 to $80 million of net cash proceeds if and when sold.

     In March 2005, we received a tax refund of $29.0 million resulting from certain federal tax carry-back losses.

     Total debt at December 31, 2004 was $1.25 billion. We currently have about $75 million of debt maturing in 2005 and approximately $164 million in 2006. We have a credit rating of “BB” with Standard and Poor’s (S&P) and “Ba3” with Moody’s Investors Service (Moody’s). In addition, Moody’s upgraded SCI during 2004 to its highest Speculative Grade Liquidity rating of “SGL-1”. We believe these current ratings provide us with adequate access to obtain funds at a reasonable cost, if necessary.

Capital Allocation Considerations

     We believe that our financial flexibility coupled with our liquidity allows us to consider investments or capital structure related transactions that will enhance shareholder value. In February 2005, we initiated a quarterly cash dividend of two and one-half cents per share of common stock. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by the Board of Directors of SCI each quarter after its review of our financial performance. We intend to continue to buy back our common stock as discussed further below. We will continue to evaluate internal opportunities such as the construction of new funeral homes and development of high-end cemetery property. We will look at acquisitions that meet the strategic needs of our core business, if such acquisitions are available at reasonable market prices. These investment decisions will require projected returns at a premium to our weighted average cost of capital. Finally, we could consider additional debt reductions depending on acceptable market conditions.

     In August 2004, we announced our initial share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. In November 2004, we announced the authorization of an additional $100 million. In February 2005, the authorization was increased by another $100 million for an aggregate of $300 million. As of March 31, 2005, we had repurchased approximately 31.4 million shares at a total cost of approximately $213.8 million under these programs. We have made and intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to acceptable market conditions and normal trading restrictions. There can be no assurance that we will continue to buy our common stock under our share repurchase programs. Important factors that could cause us not to continue to repurchase our shares include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

     During the third quarter of 2004, we made our first strategic acquisition since 1999 for $1.8 million in cash plus other consideration. We will continue to look for attractive acquisition opportunities to complement our internal growth initiatives; however, we anticipate only modest activity due to elevated price expectations of potential sellers.

Cash Flow

     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the year ended December 31, 2004 compared to the same period of 2003 are as follows:

     Operating Activities — Cash flows from operating activities declined by $266.3 million to $107.8 million in 2004 compared to 2003. Included in 2004 was the payment of $131.1 million related to the resolution of certain litigation matters, a $20.0 million voluntary cash contribution to our pension plan, and the payment of $11.4 million to retire life insurance policy loans related to our SERP and Senior SERP retirement programs. Included in 2003 was a tax refund of $94.5 million and disbursements of $27.1 million (net of insurance recoveries) related to the resolution of certain litigation matters. Excluding the items described above in both periods, cash flows from operating activities declined $36.4 million. Cash flows from operating activities that exclude the items described above is a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it provides a consistent basis for comparison between periods and better reflects the performance of our core operations, as it is not influenced by certain non-recurring expenses.

     A portion of this $36.4 million decline is attributable to our French business which was divested in March 2004. Cash flow from operating activities in France declined $14.7 million from $33.0 million in 2003 to $18.3 million for the period January 1, 2004 through March 11, 2004. The remaining decline of $21.7 million is primarily a result of decreases associated with an extra cash payroll payment of $19.2 million in 2004, the replacement of bonding with trust funding for new preneed sales in Florida and working capital increases primarily associated with decreases in accounts receivable collections. These declines were partially offset by reductions in interest and tax payments.

     We incurred an extra bi-weekly cash payroll payment of $19.2 million in 2004 that did not occur in 2003. This extra bi-weekly cash payroll payment occurs every eleven years and is not expected to recur until the year 2015.

     In February 2004, we began making net trust deposits in Florida for our new preneed funeral and cemetery sales and discontinued the use of surety bonding as our primary financial assurance mechanism. Net trust deposits to preneed funeral and cemetery merchandise and service trusts were $15.4 million for new sales in Florida in 2004. No trust deposits to preneed funeral and cemetery merchandise and service trusts were made for new Florida sales in 2003, as we used surety bonding in 2003.

     Cash interest payments declined $25.6 million to $111.0 million in 2004 compared to $136.6 million in the same period of 2003 due to significant debt reductions during 2004. We did not pay federal income taxes in 2003 or 2004. Because of our significant net operating loss carry-forwards and future tax losses anticipated from proposed international asset sales, we do not expect to pay federal income taxes until 2007. Foreign, state and local income tax payments declined $3.7 million in 2004 to $10.8 million from $14.5 million in 2003 primarily as a result of less foreign taxes paid due to the disposition of our French operations. These reductions in interest and tax payments were offset by working capital increases primarily associated with decreases in accounts receivable collections and expenses associated with Sarbanes-Oxley compliance.

     Investing Activities — Cash flows from investing activities improved by $326.9 million primarily due to an increase in proceeds from sales of international businesses and equity investments (described below) and net withdrawals from restricted funds primarily related to various commercial commitments (described below). Partially offsetting these increases was the payment of $51.7 million to satisfy a contingent purchase obligation associated with the 1998 acquisition of our operations in Chile. Capital spending declined $19.6 million and was offset by $18.8 million in reduced proceeds from divestitures and sales of property and equipment.

     In March 2004, we sold our funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, we received net cash proceeds of $281.7 million. Following a successful public offering transaction of our former United Kingdom affiliate during the second quarter of 2004, we liquidated our debt and equity holding in our former United Kingdom affiliate and collected $53.8 million in aggregate of which $49.2 million is reported as an investing activity and the remaining balance was reported in Other income, net in the consolidated statement of operations as of March 31, 2004.

     In 2003, we made certain restricted cash deposits as a result of our decision to replace certain letters of credit with cash collateral for various commercial commitments (primarily surety obligations). Our improved financial condition and credit profile in 2004 allowed us to receive $74.9 million of this cash collateral back. In early 2005, we received an additional $9.2 million of cash collateral back and have no further deposits outstanding for cash collateral with surety companies.

     Financing Activities — Cash used for financing activities increased $49.5 million and is primarily due to debt extinguishments and stock repurchases.

     In 2004, we executed a series of transactions to further strengthen our capital structure. In April 2004, we successfully completed a private offering of $250 million principal amount of 6.75% notes due 2016 (these notes were subsequently exchanged for publicly-traded notes) and received net cash proceeds of approximately $243 million. Including the premium, $219.0 million of the net cash proceeds were applied to the early retirement of $208.7 million in principal of our 6% notes due 2005. Immediately following the June 22, 2004 conversion into common stock of approximately 71% of our outstanding 6.75% bonds due 2008, we exercised our option to redeem the remaining outstanding $91.1 million of the bonds for $94.6 million in cash, including interest and a premium. Also in 2004, as required by the terms of the agreements, we repaid the remaining $111.2 million of our 7.375% notes due April 2004 and $50.8 million of our 8.375% notes due December 2004. With these transactions in 2004, we have significantly extended our debt maturity schedule, reduced our future interest payments and increased our financial flexibility, continuing the progress we have made on improving our balance sheet.

     During the period August 16, 2004 to December 31, 2004, we repurchased 16.7 million shares of common stock for $110.3 million. Between January 1 and March 31, 2005, we repurchased an additional 14.7 million shares for $103.5 million. As of            March 31, 2005, the remaining dollar value of shares that may yet be purchased under our share repurchase programs was approximately $86 million.

Taxes

     We had tax receivables of $30.5 million and long-term tax liabilities of $105.0 million at December 31, 2004. Current refundable income taxes and current deferred tax assets are included in Other current assets, while long-term deferred tax assets are included in Deferred charges and other assets in the consolidated balance sheet. Current taxes payable and current deferred tax liabilities are reflected as Income taxes in the consolidated balance sheet and long-term tax liabilities are included in Other liabilities in the consolidated balance sheet. We maintain accruals for tax liabilities that relate to uncertain tax matters in numerous countries. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities or adjust the deferred tax asset. If these tax matters are favorably resolved, the accruals maintained by the Company will no longer be required and these amounts will be reversed through the tax provision as a non-cash credit at the time of resolution.

Debt

     Our financial condition continues to improve as demonstrated by the following trend in our cash and debt balances at December 31:

	December 31,
(In millions)	2004	2003	2002	2001

Total debt	$1,254.0	$1,701.9	$1,974.4	$2,522.0
Cash and cash equivalents	287.8	239.4	200.6	29.3

Total debt less cash and cash equivalents	$966.2	$1,462.5	$1,773.8	$2,492.7

     In 2004, we continued to increase our cash balance while simultaneously reducing our total debt. Total debt less cash and cash equivalents (or net debt) at December 31, 2004 was $966.2 million, representing the lowest levels in our company since 1992. Net debt has been reduced by approximately $1.5 billion or more than 60% since December 31, 2001. This reduction is a result of strong operating cash flows and a successful asset divestiture and joint venture program that produced over $900 million of net cash proceeds.

Contractual, Commercial and Contingent Commitments

     We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements. We also have commercial and contingent obligations that result in cash payments only if certain contingent events occur requiring our performance pursuant to a funding commitment.

     The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2004.

(Dollars in thousands)	Payments Due By Period
Contractual Obligations	2005	2006 - 2007	2008 - 2009	Thereafter	Total
Current maturities of long-term debt (1)	$75,075	$—	$—	$—	$75,075
Long-term debt (1)	—	313,944	559,829	305,112	1,178,885
Interest obligation on long-term debt	94,998	157,984	89,213	156,405	498,600
Casket purchase agreement (2)	121,707	—	—	—	121,707
Operating lease agreements (3)	36,002	54,867	34,921	86,907	212,697
Management, consulting and non-competition agreements (4)	30,866	29,015	6,462	4,360	70,703

Total contractual obligations	$358,648	$555,810	$690,425	$552,784	$2,157,667

(1)	Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit agreement contains a maximum leverage ratio and a minimum interest coverage ratio.

(2)	We have executed a purchase agreement with a major casket manufacturer for our North America operations with an original minimum commitment of $750 million, covering a six-year period, that expired in 2004. The agreement contained provisions for annual price adjustments and provided for a one-year extension to December 31, 2005 in which we are allowed to satisfy any remaining commitment that exists at the end of the original term. We elected to extend the contract to December 31, 2005 in order to satisfy its minimum commitment. In January 2005, we amended our original purchase agreement. This amendment allows us to continue purchasing caskets through 2006, subject to price increase limitations. At December 31, 2004, our remaining commitment under the purchase agreement was $121.7 million.

(3)	The majority of our operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our operating leases primarily relate to funeral service locations, automobiles, limousines, hearses, cemetery operating and maintenance equipment and two aircraft. We have residual value exposures related to certain operating leases of approximately $7.8 million. We believe it is unlikely that we will have to make future cash payments related to these residual value exposures.

(4)	We have entered into management employment, consulting and non-competition agreements which contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees of the Company and former owners of businesses acquired. The contractual obligation amounts pertain to the total commitment outstanding under these agreements and may not be indicative of future expenses to be incurred related to these agreements due to cost rationalization programs completed by the Company.

     We have not included amounts in this table for payments of pension contributions and payments for various postretirement welfare plans and postemployment benefit plans, as such amounts have not been determined beyond 2005. Furthermore, we have not presented the amounts associated with these obligations for 2005 since we are not required to make any payments to the plans.

     The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2004.

(Dollars in thousands)	Expiration By Period
Commercial and Contingent Obligations	2005	2006 - 2007	2008 - 2009	Thereafter	Total
Surety obligations (1)	$258,349	$—	$—	$—	$258,349
Letters of credit (2)	66,985	—	—	—	66,985
Representations and warranties (3).	19,836	36,480	—	—	56,316

Total commercial and contingent obligations	$345,170	$36,480	$—	$—	$381,650

(1)	To support our operations, we have engaged certain surety companies to issue surety bonds on our behalf for customer financial assurance or as required by state and local regulations. The surety bonds are primarily obtained to provide assurance for our preneed funeral and preneed cemetery obligations, which are appropriately presented as liabilities in the consolidated balance sheet as Deferred preneed funeral contract revenues and Deferred cemetery contract revenues. The total outstanding surety bonds at December 31, 2004 were $353 million. Of this amount, $342 million was related to preneed funeral and preneed cemetery obligations. When we use surety bonds for preneed funeral and cemetery obligations, the bond amount required is based on the trusting requirements calculated as if the contract was paid in full at the time of sale. When we deposit funds into state-mandated trust funds, however, the amount deposited is generally based on the amount of cash received and payment application rules in the state trust requirements. Therefore, in the event all of the surety companies canceled or did not renew our outstanding surety bonds, which are generally renewed for twelve-month periods, we would be required to either obtain replacement assurance or fund approximately $258 million, as of December 31, 2004, primarily into state-mandated trust accounts. At this time, we do not believe we will be required to fund material future amounts related to these surety bonds.

(2)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for 1-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. In 2004, the full amount of the letters of credit was supported by our credit facility which expires August 2007.

(3)	In addition to the letters of credit described above, we currently have contingent obligations of $56.3 million related to our asset sale and joint venture transactions. We have agreed to guarantee certain representations and warranties associated with such disposition transactions with letters of credit or interest bearing cash investments. We have interest bearing cash investments of $11.8 million included in Deferred charges and other assets pledged as collateral for certain of these contingent obligations. We do not believe we will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability. During the year ended December 31, 2004, we agreed to certain representations and warranties associated with the disposition of our funeral operation in France. The fair value of the representations and warranties associated with the sale was approximately

$33 million and included indemnifications related to taxes and other obligations at December 31, 2004. This amount is recorded in Other liabilities in our consolidated balance sheet.

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

     The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on our consolidated balance sheet. However, when customers enter into a trust funded preneed contract, we record an asset, Preneed funeral receivables and trust investments and a corresponding obligation, Deferred preneed funeral revenues in our consolidated balance sheet for the contract price. The preneed funeral receivable is then decreased by the cash received from the customer at the time of sale. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. When we receive payments on a trust funded preneed funeral contract from the customer, we deposit the amount required by law into the trust and reclass the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. While some customers may pay for their contract in a single payment, most preneed funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive, on average, a down payment at the time of sale of approximately 10%. Historically, the majority of our preneed funeral trust contracts have not included a finance charge. However, we began test marketing of a finance charge program for preneed funeral trust contracts during the fourth quarter of 2004. We may plan a phased rollout during 2005 to the states where such finance charges are allowed.

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

     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of FIN 46R, the preneed funeral trust assets have been consolidated and are recorded in our consolidated balance sheet at market value in accordance with SFAS 115. Investment earnings on trust assets are generally accumulated in the trust and distributed as each preneed contract is either utilized upon the death of, or cancelled by, the customer. However, in certain states, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date. See the Critical Accounting Policies and Accounting Changes of Item 2 of this Form 10-K for additional information regarding the implementation of FIN 46R.

     Direct selling costs (which consist of direct compensation costs and related payroll expenses directly attributable to selling preneed funeral trust funded contracts) incurred pursuant to the sales of trust funded preneed funeral contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded preneed funeral contract revenues when recognized. Other selling costs associated with the sales and marketing of preneed funeral contracts (e.g., lead procurements costs, brochures and marketing materials, advertising and administrative costs) are expensed as incurred. An allowance for cancellation is recorded for trust funded preneed funeral contract deferred selling costs based on historical contract cancellation experience.

     If a customer cancels the trust funded preneed funeral contract, applicable law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at December 31, 2004, 2003 or 2002.

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

     In certain situations pursuant to applicable laws, we can post a surety bond as financial assurance for an amount that would otherwise be required to be deposited in trust accounts for trust funded preneed funeral contracts. See the Financial Assurances section within this Preneed Funeral and Cemetery Activities section for further details on our practice of posting such surety bonds. We believe the deferred revenues associated with preneed funeral bonded contracts exceed the expected cost of meeting our obligations to provide funeral services and merchandise for the outstanding preneed funeral bonded contracts, and our future operating cash flows will be sufficient to fulfill these contracts without use of the surety bonds. If the expected costs were to exceed the deferred revenues, we would be required to record a loss provision in our consolidated statement of operations.

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

     The cash flow activity over the life of a preneed funeral contract that has been bonded from the date of sale to its death maturity or cancellation is captured in the line item Net effect of preneed funeral production and maturities in the consolidated statement of cash flows. The payments received from our customers for their trust funded preneed funeral contracts that have been bonded are a source of working capital cash flow from operating activities until the contracts mature. This is reduced by the payment of deferred selling costs, the premiums to the surety companies for the bond coverage, and refunds on customer cancellations of contracts. When a trust funded preneed funeral contract that has been bonded matures upon the death of the beneficiary, there is no additional cash flow to us (unless the customer owed an outstanding balance), thus creating a negative effect on the cash flow from operating activities.

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

     The third party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of the preneed sale. Increasing insurance benefits or death benefits payable by third party insurance companies increase annually pursuant to the terms of the life insurance policies purchased in advance of need by our customers to fund their funerals. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. Approximately 68% of our 2004 North America preneed funeral production is insurance funded preneed funeral contracts.

     We receive general agency commissions from third party insurance companies when customers purchase insurance contracts from such third party insurance companies to fund funeral services and merchandise at a future date. These general agency commissions are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance funded preneed funeral contracts are expensed as incurred.

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

     Because insurance funded preneed funeral contracts are not reflected in our consolidated balance sheet, the cash flow activity associated with these contracts generally occurs only at the time of sale and at death maturity or cancellation and is recorded as cash flows from operating activities within our funeral segment. At the time of sale, the GA revenues and overrides received net of the direct selling costs provide a net source of cash flow. If the insurance contract cancels within one year following the date of sale, our cash flow is reduced by the chargeback of GA revenues and overrides. At death maturity, the insurance funded preneed funeral contracts are included in funeral trade accounts receivable and funeral revenues when the funeral service is performed. Proceeds from the life insurance policies are used to satisfy the receivables due. The insurance proceeds (which include the increasing death benefit) less the funds used to provide the funeral goods and services provide a net source of cash flow.

     The table below details the North America results of trust and insurance funded preneed funeral production for the twelve months ended December 31, 2004 and 2003, the number of contracts associated with that net production, the related deferred selling costs incurred to obtain the trust funded preneed arrangements, and the net selling activity associated with insurance funded preneed arrangements included in our consolidated statement of operations. The decline in GA revenue is a result of a shift in product mix from whole life policies to flex insurance policies, for which we earn a lower commission rate. The increase in direct expenses is the result of higher fringe benefits expenses and shifts in the product mix by counselor between trust and insurance. Additionally, the table reflects revenues and previously deferred trust funded preneed funeral contract selling costs recognized in the consolidated statement of operations associated with death maturities of preneed funeral contracts for the year ended December 31, 2004 and 2003.

	North America
	Funeral
	Twelve months ended
	December 31,
(Dollars in millions)	2004	2003

Preneed Production:
Trust (including bonded)	$113.9	$99.7
Insurance (1)	238.6	237.7

Total	$352.5	$337.4

Preneed Production (number of contracts):
Trust (including bonded)	33,286	30,107
Insurance (1)	51,533	54,622

Total	84,819	84,729

Trust funded preneed funeral deferred selling costs	$15.1	$13.4

Insurance funded preneed funeral selling activity:
GA revenue	$28.3	$27.7
Direct expenses	26.7	23.9

Net activity	$1.6	$3.8

Death Maturity:
Previous preneed production included in current period revenues:
Trust	$160.1	$173.7
Insurance	197.2	165.8

	$357.3	$339.5

Amortization/recognition of trust funded preneed funeral deferred selling costs in current period	$9.3	$9.2

(1)	Amounts are not included in the consolidated balance sheet.

     The following table reflects the North America backlog of trust funded deferred preneed funeral contract revenues (market and costs basis) including amounts related to Non-controlling interest in funeral and cemetery trusts at December 31, 2004 and 2003. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of preneed funeral contract revenues at December 31, 2004 and 2003. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity.

     The table also reflects the North America trust funded preneed funeral receivables and trust investments (investments at market and cost basis) associated with the backlog of trust funded deferred preneed funeral contract revenues, net of an estimated cancellation allowance. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting and the amounts collected from customers that were not required to be deposited to trust. The table also reflects the amounts expected to be received from insurance companies from the assignment of policy proceeds related to insurance funded contracts. The preneed funeral deferred selling costs associated with trust funded contracts (net of an estimated allowance for cancellation) are included with preneed cemetery deferred selling costs as a component of Deferred charges and other assets.

	North America
	Funeral
	2004		2003
(Dollars in millions)	Market	Cost	Market	Cost

Backlog of trust funded deferred preneed funeral revenues (1)	$1,463.8	$1,428.9	$1,625.8	$1,501.6

Backlog of insurance funded preneed funeral revenues (2)	$2,202.6	$2,202.6	$2,018.4	$2,018.4

Total backlog of preneed funeral revenues	$3,666.4	$3,631.5	$3,644.2	$3,520.0

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,162.6	$1,127.4	$1,281.9	$1,264.8

Insurance policies associated with insurance funded deferred preneed funeral revenues, net of estimated allowance for cancellation (2)	$2,202.6	$2,202.6	$2,018.4	$2,018.4

Total assets associated with backlog of preneed funeral revenues	$3,365.2	$3,330.0	$3,300.3	$3,283.2

Deferred selling costs associated with trust funded deferred preneed funeral revenues		$99.4		$95.4

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated cancellation allowance.

(2)	Insurance funded preneed funeral contracts are not included in the consolidated balance sheet.

     The backlog of trust funded deferred preneed funeral revenues and the associated assets decreased due to the adjustments from the trust reconciliation project and the removal of certain third-party executory contracts. See further discussion of the trust reconciliation project in Restatement of Financial Statements of Item 7 of this Form 10-K.

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

     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of FIN 46R, the preneed cemetery trust investments have been consolidated in our balance sheet and are recorded at market value in accordance with SFAS 115. As we deposit the funds into trust, a corresponding amount is reclassified from Deferred cemetery contract revenues into Non-controlling interest in funeral and cemetery trusts. Investment earnings on trust assets are generally accumulated in the trust and distributed as each preneed contract item is delivered or cancelled. However, in certain states, the trustees are allowed to distribute a portion of the investment earnings to us before the preneed cemetery service or merchandise item is delivered (“distributable states”). Until delivered or cancelled, any investment earnings are attributed to the individual contract items. Recognition of the net investment earnings is independent of the timing of the receipt of the related cash flows, but generally will be the same in states that are not distributable states. See Critical Accounting Policies and Accounting Changes in Item 2 of this Form 10-K for additional information regarding the implementation of FIN 46R.

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

     If a preneed cemetery contract is cancelled prior to delivery, applicable law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Based on our historical experience, we have included an allowance for cancellation for preneed cemetery contracts in Preneed cemetery receivables and trust investments and Deferred preneed cemetery revenues in our consolidated balance sheet. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed investment earnings and pay the customer any required refund. We retain any excess funds and recognize the amounts as cemetery revenues in our consolidated statement of operations. If we posted a surety bond in lieu of trusting for the cemetery merchandise and service items, any refund due to the customer is paid out of working capital cash flow from operating activities. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in preneed cemetery contracts being underfunded, we will assess these contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at December 31, 2004 or 2003.

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

     The table below details the North America results of total cemetery sales production and the amounts that have been deferred for the twelve months ended December 31, 2004 and 2003 and the related deferred selling costs incurred to obtain the contract items. Additionally, the table reflects previously deferred revenues and previously deferred selling costs recognized in the consolidated statements of operations associated with deliveries/services of cemetery contract items for the twelve months ended December 31, 2004 and 2003.

	North America
	Cemetery
	Twelve months ended
	December 31,
(Dollars in millions)	2004	2003

Deferral:
Total preneed cemetery production	$303.4	$327.9
Total atneed cemetery production	197.7	165.0

Total cemetery sales production	501.1	492.9
Less: Preneed property revenue recognized at date of sale (constructed cemetery interment rights where down payment was at least 10% of the sales price)	(104.5)	(100.2)
Less: Preneed property revenue accounted for as deposits held (cemetery interment rights where the down payment was less than 10%)	(36.9)	(35.3)
Less: Atneed property, merchandise and service revenue recognized at time of sale or service	(140.0)	(141.7)

Deferred preneed cemetery revenues	$219.7	$215.7

Deferred selling costs	$40.8	$42.0

Recognition:
Previously deferred preneed revenue included in current period revenues	$213.0	$217.8

Amortization/recognition of deferred selling costs in current period	$35.7	$35.9

     The following table reflects the total North America backlog of Deferred cemetery contract revenues (market and cost basis) including amounts related to Non-controlling interests in funeral and cemetery trusts and the related preneed cemetery deferred selling costs included in our consolidated balance sheet at December 31, 2004 and 2003. The backlog amount presented is reduced by an amount that we believe will cancel before maturity. The table also reflects the North America preneed cemetery receivables and trust investments (investments at market and cost basis) associated with the backlog of deferred cemetery revenues, net of an estimated cancellation allowance. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting and the amounts collected from customers that were not required to be deposited to trust. The preneed cemetery deferred selling costs (net of an estimated allowance for cancellation) are included with preneed funeral deferred selling costs as a component of Deferred charges and other assets.

	North America
	Cemetery
	2004		2003
(Dollars in millions)	Market	Cost	Market	Cost

Backlog of deferred cemetery revenues (1)	$1,675.5	$1,593.0	$1,623.0	$1,574.2

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,239.9	$1,173.3	$1,107.9	$1,059.2

Deferred Selling costs		$209.3		$204.9

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet. Additionally, upon implementation of FIN 46R as of March 31, 2004, we recorded an increase of $43.5 million to Deferred preneed cemetery revenues in connection with the consolidation of certain cemeteries managed but not owned by us.

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

	December 31,	December 31,
(Dollars in millions)	2004	2003

Preneed funeral	$146.7	$125.6
Preneed cemetery:
Merchandise and services	186.7	179.6
Preconstruction	8.3	18.1

Bonds supporting preneed funeral and cemetery obligations	341.7	323.3

Bonds supporting preneed business permits	5.3	4.8
Other bonds	5.5	4.7

Total surety bonds outstanding	$352.5	$332.8

     When selling preneed funeral and cemetery contracts, we intend to post surety bonds where allowed by applicable law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the twelve months ended December 31, 2004 and 2003, we had $102.7 million and $90.8 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

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

     The applicable Florida law that allows posting of surety bonds for preneed contracts expired December 31, 2004; however, it allowed for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. Of the total cash receipts attributable to bonded sales for the twelve months ended December 31, 2004 and 2003, approximately $63.0 million and $67.1 million, respectively, were attributable to the state of Florida. On February 1, 2004, we elected to begin trusting as a financial assurance mechanism in Florida, rather than surety bonding, on new Florida sales of preneed funeral and cemetery merchandise and services. Our net trust deposits required in 2004 for these eleven months of new Florida sales were $15.4 million. No trust deposits were made for new Florida sales in 2003, as we used surety bonding for those sales.

Cautionary Statement on Forward-Looking Statements

     The statements in this Form 10-K that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe”, “estimate”, “project”, “expect”, “anticipate”, or “predict” that indicate the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable: however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

Our ability to execute our business plan depends on many factors, many of which are beyond our control.

     Our strategic plan is focused on cost management and the development of key revenue initiatives designed to generate future internal growth in our core funeral and cemetery operations without the outlay of significant additional capital. Many of the factors necessary for the execution of our strategic plan are beyond our control. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of the strategic plan could have a material adverse effect on us, our financial condition, results of operations, or cash flows.

Our indebtedness limits funds available for our operations.

     As of December 31, 2004, we had approximately $1.25 billion in indebtedness. Our indebtedness may limit our ability to obtain additional financing and require the dedication of more cash flow to service our debt than we desire. Furthermore, it may require the sale of assets or limit our flexibility in planning for, or reacting to, changes in our markets. Our ability to satisfy our indebtedness in a timely manner will be dependent on the successful execution of our long-term business plan and the resulting improvements in our operating performance.

Our existing credit agreements and indentures contain covenants that may prevent us from engaging in certain transactions.

     Our existing credit agreements and indentures contain, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. These covenants limit, among other things, our and our subsidiaries’ ability to:

•	Borrow money;

•	Make investments;

•	Engage in transactions with affiliates;

•	Engage in sale-leaseback transactions; and

•	Consummate certain liens on assets.

     The credit agreement also requires us to maintain certain financial ratios and satisfy other financial condition tests. During 2004, we executed a bank credit agreement replacing the previous agreement due to expire July 2005. The new bank credit facility provides us with greater flexibility in terms of acquisitions, dividends, and share repurchases. See note eleven to the consolidated financial statements in Item 8 of this Form 10-K for further information related to our bank credit facility.

If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we could have to make material cash payments to fund certain trust funds.

     We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies cancelled or did not renew our surety bonds, which are generally renewed for twelve-month periods, we would be required to either obtain replacement coverage or fund approximately $258 million as of December 31, 2004 into state-mandated trust accounts. At this time, we do not believe we will be required to fund material future amounts related to these surety bonds.

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

     In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, most affiliated funeral and cemetery trust funds own investments in equity securities and mutual funds. Our earnings and investment gains and losses on these equity securities and mutual funds are affected by financial market conditions that are beyond our control. If our earnings from our trust funds decline, we would likely experience a decline in future revenues. In addition, if the trust funds experienced significant investment losses, there would likely be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We would have to cover any such shortfall with cash flows, which could have a material adverse effect on us, our financial condition, results of operations, or cash flows.

     As of December 31, 2004, net unrealized appreciation in the preneed funeral and cemetery merchandise and services trust funds amounted to $38.6 million and $76.9 million, respectively. The perpetual care trust funds had net unrealized appreciation of $35.2 million as of December 31, 2004. The following table summarizes the investment returns excluding fees on our trust funds for the last three years.

	2004	2003	2002
Preneed funeral trust funds	7.1%	17.9%	(7.6)%
Cemetery merchandise services trust funds	6.7%	17.1%	(5.5)%
Perpetual care trust funds	8.6%	12.6%	5.3%

Increasing insurance benefits related to preneed funeral contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price guaranteed funeral service.

     We sell price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically ranges between 11% and 16% of the total sale from the third party insurance company. Additionally, there is an increasing insurance benefit associated with the contract of approximately 1% per year to be received in cash by us at the time the funeral is performed. There is no guarantee that the increasing insurance benefit will cover future increases in the cost of providing a price guaranteed funeral service, which could materially adversely affect our future cash flows, revenues and profit margins.

Unfavorable results of litigation could have a material adverse impact on our financial statements.

     As discussed in note fourteen, we are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If the number of deaths in our markets declines, our cash flows and revenues may decrease.

     The United States Bureau of the Census estimates that the number of deaths in the United States will increase up to one percent per year from 2000 to 2010. However, longer life spans could reduce the number of deaths during this period. If the number of deaths declines, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations and cash flows may be materially adversely affected.

     The continuing upward trend in the number of cremations performed in North America could result in lower revenue and gross profit dollars.

     In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In North America during 2004, 40% of the comparable funeral services performed by us were cremation cases compared to 39% and 37.9% performed in 2003 and 2002, respectively. We continue to expand our cremation memorialization products and services, which has resulted in higher average sales for cremation services. If we are unable to successfully expand our cremation memorialization products and services to meet the continuing trends, our financial condition, results of operations, and cash flows could be materially adversely affected.

The funeral home and cemetery businesses are high fixed-cost businesses.

     The majority of our operations throughout the world are managed in groups called “markets”. Markets are geographical groups of funeral service locations and cemeteries that share common resources such as operating personnel, preparation services, clerical staff, motor vehicles and preneed sales personnel. Personnel costs, the largest of our operating expenses, are the cost components most beneficially affected by this grouping. We must incur many of these costs regardless of the number of funeral services or interments performed. Because we cannot necessarily decrease these costs when we experience lower sales volumes, the sales decline may cause margin percentages to decline at a greater rate than the decline in revenues.

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

     Our long-term strategic plan includes the joint venture or sale of our remaining international operations outside of North America in order to create cash proceeds to reduce debt. Subsequent to December 31, 2004, we completed the disposition of our operations in Argentina and Uruguay. However, if we are unable to joint venture or sell our remaining international operations on acceptable terms or otherwise, it could adversely affect our ability to achieve our strategic plan.

Our foreign operations and investments involve special risks.

     Our activities in areas outside the United States are subject to risks inherent in foreign operations, including the following:

•	Loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks;

•	The effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems; and

•	Changes in laws, regulations, and policies of foreign governments, including those associated with changes in the governing parties.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information presented below should be read in conjunction with notes twelve and thirteen to the consolidated financial statements in Item 8 of this Form 10-K.

     We have historically used derivatives primarily in the form of interest rate swaps, cross-currency interest rate swaps, and forward exchange contracts in combination with local currency borrowings in order to manage our mix of fixed and floating rate debt and to hedge our net investment in foreign assets. We generally do not participate in derivative transactions that are leveraged or considered speculative in nature. We were not a party to any derivative transactions at December 31, 2004 or 2003. None of our market risk sensitive instruments are entered into for trading purposes. All of the instruments described below are entered into for other than trading purposes.

     At December 31, 2004 and 2003, 99% of our total debt consisted of fixed rate debt at a weighted average rate of 7.02% and 6.95%, respectively.

     At December 31, 2004, approximately 2% of our net investment and 23% of our operating income excluding Gains and impairment (losses) on dispositions, net, and Other operating expenses were denominated in foreign currencies. Approximately 13% of our net investment and 55% of our operating income, excluding Gains impairment (losses) on dispositions, net, and Other operating expenses, are denominated in foreign currencies, primarily the euro, at December 31, 2003. We do not have a significant investment in foreign operations that are in highly inflationary economies.

Marketable Equity and Debt Securities — Price Risk

     In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2004 are presented in notes five, six and seven to the consolidated financial statements in Item 8 of this Form 10-K.

Market-Rate Sensitive Instruments — Interest Rate and Currency Risk

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

     A sensitivity analysis of debt instruments with variable interest rate components was modeled to assess the impact that changing interest rates could have on pretax earnings. The sensitivity analysis assumes an instantaneous 10% adverse change to the then prevailing interest rates with all other variables held constant. Given this model, our pretax earnings, on an annual basis, would not change at either December 31, 2004 or 2003 because 99% of our debt is fixed rate. The fair market value of our debt was approximately $101.0 million more than its carrying value at December 31, 2004.

     A similar model was used to assess the impact of changes in exchange rates for foreign currencies on interest expense. At December 31, 2004 and 2003, our debt exposure was primarily associated with the Chilean peso and the euro, respectively. A 10% adverse change in the strength of the U.S. dollar would have negatively affected our interest expense, on an annual basis, by less than $0.1 million on December 31, 2004 and by approximately $0.2 million on December 31, 2003.

ITEM 8. Financial Statements and Supplementary Data.

     All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Service Corporation International:

We have completed an integrated audit of Service Corporation International’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries (“the Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note four to the consolidated financial statements, the Company changed its method of accounting for variable interest entities on March 31, 2004, the Company changed its method of accounting for gains and losses on pension plan assets and obligations effective January 1, 2004, and the Company changed its method of accounting for goodwill on January 1, 2002.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Service Corporation International did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses relating to (i) revenue recognition on preneed cemetery contracts; (ii) reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs; (iii) lease accounting; (iv) revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts; (v) use and control of pre-numbered manual contracts; (vi)cash receipts; (vii) approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable; (viii) cash disbursements at the funeral and cemetery locations; (ix) and merchandise inventory, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004, as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004, as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004 as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by local management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point of sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the Company’s financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over the valuation, accuracy, completeness and safeguarding of cash receipts. Specifically, individual cash receipt documentation is not consistently prepared for all cash or check payments made by the customer, daily reconciliations of cash are not consistently reviewed by location personnel, and customer payments are not consistently secured at all times prior to deposit. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in misappropriation of company assets and a misstatement of cash and accounts receivable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the remaining outstanding account balances at period-end to ensure appropriate follow up is performed or write-off of account balance is performed. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of accounts receivable and revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over the review of cash disbursements at the funeral and cemetery locations. Specifically, the Company did not maintain effective controls over the review by location management of disbursements made at those locations and by the corporate office in Houston on behalf of such locations in order to verify that all expenditures are accurate and reasonable. This control deficiency did not result in an adjustment to the 2004 interim or annual financial statements. However, this control deficiency could result in expenditures being made that are erroneous or not for legitimate business purposes or could result in a misstatement of accounts payable or expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over the existence, completeness and accuracy of merchandise inventory. Specifically, the Company did maintain effective controls over physical inventory counts at the funeral and cemetery locations. Inventory count sheets were not signed by individuals who performed and verified the counts. Also, in some instances, inventory counts were not conducted on a timely basis or the inventory counts by location personnel were not accurate. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in the misstatement of inventory and cost of sales that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

Management has determined that the above deficiencies represent material weaknesses. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Service Corporation International did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -

Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Service Corporation International has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Houston, Texas
March 31, 2005

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
			(Restated)
			Note 2
Revenues	$1,859,308	$2,328,425	$2,312,439
Costs and expenses	(1,524,810)	(1,966,460)	(1,950,430)

Gross profits	334,498	361,965	362,009

General and administrative expenses	(130,896)	(178,105)	(89,752)
Gains and impairment (losses) on dispositions, net	25,628	49,366	(161,510)
Other operating income (expense)	416	(9,004)	(94,910)

Operating income	229,646	224,222	15,837

Interest expense	(118,188)	(138,625)	(157,973)
(Loss) gain on early extinguishment of debt	(16,770)	1,315	7,783
Other income, net	16,110	24,307	14,503

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	110,798	111,219	(119,850)
Benefit (provision) for income taxes	6,213	(28,666)	37,692

Income (loss) from continuing operations before cumulative effects of accounting changes	$117,011	$82,553	$(82,158)
Income (loss) from discontinued operations (net of income tax benefit (provision) of $51,710, ($585) and ($448), respectively)	43,762	2,529	(14,768)
Cumulative effects of accounting changes (net of income tax benefit of $20,710, $0 and $11,234, respectively)	(47,074)	—	(135,560)

Net income (loss)	$113,699	$85,082	$(232,486)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes	.37	$.28	$(.28)
Income (loss) from discontinued operations	.14	.00	(.05)
Cumulative effects of accounting changes	(.15)	—	(.46)

Net income (loss)	.36	$.28	$(.79)

Basic weighted average shares outstanding	318,737	299,801	294,533

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes	.36	$.28	$(.28)
Income (loss) from discontinued operations	.13	.00	(.05)
Cumulative effects of accounting changes	(.14)	—	(.46)

Net income (loss)	.35	$.28	$(.79)

Diluted weighted average shares outstanding	344,675	300,790	294,533

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$287,785	$239,431
Receivables, net	102,156	229,839
Inventories	81,526	136,807
Current assets of discontinued operations	11,085	6,101
Other	50,945	61,146

Total current assets	533,497	673,324

Preneed funeral receivables and trust investments	1,264,600	1,229,765
Preneed cemetery receivables and trust investments	1,402,750	1,083,035
Cemetery property, at cost	1,506,782	1,524,847
Property, plant and equipment, at cost, net	970,547	1,277,583
Non-current assets of discontinued operations	4,367	3,217
Deferred charges and other assets	618,565	738,011
Goodwill	1,169,040	1,195,422
Cemetery perpetual care trust investments	729,048	—

	$8,199,196	$7,725,204

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$221,877	$449,497
Current maturities of long-term debt	75,075	182,682
Current liabilities of discontinued operations	7,111	7,600
Income taxes	7,850	29,576

Total current liabilities	311,913	669,355

Long-term debt	1,178,885	1,519,189
Deferred preneed funeral revenues	486,191	1,612,347
Deferred preneed cemetery revenues	801,065	1,575,352
Deferred income taxes	279,474	418,375
Non-current liabilities of discontinued operations	58,225	53,930
Other liabilities	429,103	349,698
Non-controlling interest in funeral and cemetery trusts	2,095,852	—

Non-controlling interest in perpetual care trusts	704,912	—

Commitments and contingencies (note 14)

Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 323,225,352 and 302,039,871 issued and outstanding (net of 18,502,478 and 2,469,445 treasury shares at par)	323,225	302,040
Capital in excess of par value	2,395,057	2,274,664
Unearned compensation	(2,022)	—
Accumulated deficit	(824,364)	(938,063)
Accumulated other comprehensive loss	(38,320)	(111,683)

Total stockholders’ equity	1,853,576	1,526,958

	$8,199,196	$7,725,204

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2004	2003	2002
			(Restated)
			Note 2
Cash flows from operating activities:

Net income (loss)	$113,699	$85,082	$(232,486)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(43,762)	(2,529)	14,768
(Gains) loss on early extinguishments of debt	16,770	(1,315)	(6,660)
Cumulative effects of accounting changes, net of tax	47,074	—	135,560
Depreciation and amortization	145,293	161,058	179,731
Provision for deferred income taxes	19,232	4,067	106,393
(Gains) and impairment losses on dispositions, net	(25,628)	(49,366)	161,510
Other operating (income) expense	(416)	9,004	94,910
Payments on restructuring charges	(14,000)	(14,155)	(12,806)
Litigation payments, net of recoveries	(164,566)	(30,782)	(13,014)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	46,014	(53,630)	3,022
Decrease (increase) in other assets	10,119	67,726	(31,920)
Increase in litigation accrual	60,800	99,420	7,512
(Decrease) increase in payables and other liabilities	(58,700)	94,683	(77,168)
Net effect of preneed funeral production and maturities	(20,989)	4,061	26,743
Net effect of preneed cemetery production and deliveries	(26,217)	986	(7,827)
Other	1,378	(3,163)	2,619

Net cash provided by operating activities from continuing operations	106,101	371,147	350,887
Net cash provided by operating activities from discontinued operations	1,704	2,961	1,285

Net cash provided by operating activities	107,805	374,108	352,172
Cash flows from investing activities:
Capital expenditures	(96,007)	(115,563)	(99,875)
Proceeds from divestitures and sales of property and equipment	57,749	76,577	76,292
Proceeds and distributions from joint ventures and equity investments, net of cash retained	328,428	73,940	291,794
Acquisitions, net of cash acquired	(1,807)	—	—
Payment of contingent obligations to former owners of acquired business.	(51,749)	—	—
Net withdrawals (deposits) of restricted funds and other	53,185	(71,939)	58,883

Net cash provided by (used in) investing activities from continuing operations	289,799	(36,985)	327,094
Net cash used in investing activities from discontinued operations	(275)	(437)	(169)

Net cash provided by (used in) investing activities	289,524	(37,422)	326,925
Cash flows from financing activities:
Net decrease in borrowings under credit agreements	—	—	(29,061)
Payments of debt	(177,648)	(90,980)	(74,234)
Proceeds from long-term debt issued	241,444	—	—
Early extinguishments of debt	(313,778)	(200,349)	(307,232)
Settlement of debt-related options	—	—	(57,000)
Proceeds from exercise of stock options	10,605	—	—
Purchase of Company common stock	(110,258)	—	—
Bank overdrafts and other	—	(8,820)	(36,332)

Net cash used in financing activities from continuing operations	(349,635)	(300,149)	(503,859)
Net cash used in financing activities from discontinued operations	—	—	(1,623)

Net cash used in financing activities	(349,635)	(300,149)	(505,482)
Effect of foreign currency	660	2,269	(2,282)

Net increase in cash and cash equivalents	48,354	38,806	171,333
Cash and cash equivalents at beginning of period	239,431	200,625	29,292

Cash and cash equivalents at end of period	$287,785	$239,431	$200,625

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
				Capital in			other
	Outstanding	Common	Treasury stock,	excess of	Unearned	Accumulated	comprehensive
	shares	stock	par value	par value	compensation	deficit	loss	Total
						(Restated)		(Restated)
						Note 2		Note 2
Balance at December 31, 2001	292,154	$294,656	$(2,502)	$2,246,055	$—	$(790,659)	$(291,199)	$1,456,351
Comprehensive loss:
Net loss						(232,486)		(232,486)
Other comprehensive income:
Foreign currency translation							43,776	43,776
Minimum pension liability adjustment, net							(7,202)	(7,202)
Reclassification for translation adjustments realized in net loss							47,479	47,479

Total other comprehensive income								84,053

Total comprehensive loss								(148,433)
Common Stock issued:
Stock option exercises and other	173	187	(14)	414				587
Contributions to employee 401(k)	4,683	4,683		13,467				18,150

Balance at December 31, 2002	297,010	299,526	(2,516)	2,259,936	—	(1,023,145)	(207,146)	1,326,655
Comprehensive income:
Net income						85,082		85,082
Other comprehensive income:
Foreign currency translation							92,507	92,507
Minimum pension liability adjustment, net							2,956	2,956

Total other comprehensive income								95,463

Total comprehensive income								180,545
Common Stock issued:
Stock option exercises and other	471	424	47	1,909				2,380
Contributions to employee 401(k)	4,559	4,559		12,819				17,378

Balance at December 31, 2003	302,040	304,509	(2,469)	2,274,664	—	(938,063)	(111,683)	1,526,958
Comprehensive income:
Net income						113,699		113,699
Other comprehensive income:
Foreign currency translation							(9,242)	(9,242)
Minimum pension liability adjustment, net							33,599	33,599
Reclassification for translation adjustments realized in net income, net							49,006	49,006

Total other comprehensive income								73,363

Total comprehensive income								187,062
Common Stock issued:
Stock option exercises and other	2,756	2,756		10,888				13,644
Contributions to employee 401(k)	2,692	2,000	692	15,435				18,127
Debenture conversions	32,034	32,034		185,120				217,154
Restricted stock award	428	428		2,483	(2,911)			—
Restricted stock amortization					889			889
Purchase of Company common stock	(16,725)		(16,725)	(93,533)				(110,258)

Balance at December 31, 2004	323,225	$341,727	$(18,502)	$2,395,057	$(2,022)	$(824,364)	$(38,320)	$1,853,576

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE ONE

Nature of Operations

     Service Corporation International (SCI or the Company) owns and operates funeral service locations and cemeteries worldwide. The Company also has a minority interest equity investment in funeral operations in France. In addition to its cemetery and funeral operations, the Company owns and operates Kenyon International Emergency Services, a disaster response team that engages in mass fatality and emergency response services, which is included in the Company’s funeral segment.

     The funeral service and cemetery operations consist of funeral service locations, cemeteries, crematoria and related businesses. Personnel at the funeral service locations provide all professional services relating to atneed funerals, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, burial vaults, cremation receptacles, flowers and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. The Company sells preneed funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company’s cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, burial vaults, casket and cremation memorialization products) and services (primarily merchandise installations and burial openings and closings). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization.

NOTE TWO

Restatement of Financial Statements

     In 2003, the Company restated its previously issued financial statements for the fiscal years ended December 31, 2002, 2001, 2000, and the interim periods of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues. Additionally, the Company has restated its previously issued unaudited financial statements for the first three interim periods of 2004, related to (1) deferred preneed cemetery contract revenues, (2) certain reconciliations of our funeral and cemetery trust assets and deferred revenues, and (3) other reconciliations. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financials statements in this Form 10-K. Additionally, the Company has concluded that the impact of these adjustments to the years ended December 31, 2000, 2001, 2002 and 2003 were considered to be not material to the Company’s consolidated financial statements. As a result, the Company has recorded the net impact of the adjustments of $0.4 million income before tax as a correction of an error in its restated unaudited March 31, 2004 consolidated financial data.

Deferred Preneed Cemetery Contract Revenues

Prior to 2004

     Prior to the implementation of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), the Company recorded revenues for cemetery merchandise or services at the time the contract was signed by the customer. The estimated costs to deliver merchandise and perform services were charged to expense at the time the contract was signed and a corresponding liability was recorded on the Company’s consolidated balance sheet. This liability was periodically adjusted to reflect changes in the estimated costs to deliver merchandise and services. When the Company delivered merchandise or performed services under a customer’s cemetery contract, our accounting policy required cemetery personnel to record such delivery or performance into the accounting system. This entry reduced the corresponding liability as the obligation was satisfied.

     Effective January 1, 2000, the Company adopted SAB 101. The Company determined that the accounting policy for recognition of preneed cemetery merchandise or service revenue should be changed from the time of sale to the time of delivery or performance. Undelivered merchandise and services would be recorded as deferred revenue at the contract sale price and revenue from such merchandise and services would be recognized when delivered or performed.

     In the latter part of 2001, the Company identified preneed cemetery merchandise and services that had been previously delivered, but the delivery had not been input into its accounting system in a timely manner. When identified, these items were recognized as revenues and disclosed as changes in estimates in the period identified. Deliveries made in a period other than when they were ultimately recognized as a change in estimate are referred to as “out-of-period deliveries”.

     During 2000 through September 2003, the Company identified approximately $109.4 million of preneed cemetery contract items that were out-of-period deliveries, which means that these items had been delivered or performed but the revenue had not been recognized in the appropriate period of delivery. These items were originally recognized as revenues and disclosed as changes in estimates in the periods from 2000 through 2003. Offsetting the $109.4 million was $43.6 million of cemetery revenue from 2000 through 2003, which represent the effects of subsequent years being restated into the appropriate earlier period as detailed in the table below.

				First three
				quarters
				of 2003
(Dollars in millions)	2000	2001	2002	(unaudited)	Total
Reductions in cemetery revenues for out-of-period deliveries	$(12.8)	$(68.5)	$(23.4)	$(4.7)	$(109.4)

Effects of subsequent years being restated into the appropriate period	$27.7	$11.0	$4.9	$—	$43.6

Net restatement of cemetery revenues for out-of-period deliveries	$14.9	$(57.5)	$(18.5)	$(4.7)	$(65.8)

     Additionally, during the fourth quarter of 2003, the Company recorded adjustments to prior periods totaling $40.7 million to report additional cemetery merchandise and service revenue in the period such items were delivered or performed. The difference between the $40.7 million and the $109.4 million described above is that the cemetery contract items within the $109.4 million were previously identified by the Company and were recognized as revenue and disclosed as a change in estimate in the period identified. The cemetery contract items within the $40.7 million were not previously identified or recognized as revenue by the Company prior to the fourth quarter of 2003. The distribution of the $40.7 million was restated as follows:

(Dollars in millions)	2000	2001	2002	2003	Total
Increased revenues for items for which delivery or performance occurred, but no revenue was recognized	$4.9	$8.3	$8.7	$8.7	$30.6

Cumulative Effect (Pretax)	$10.1	$—	$—	$—	$10.1

Total revenues for items for which delivery or performance occurred, but no revenue was recognized.	$15.0	$8.3	$8.7	$8.7	$40.7

2004 Activity

     In 2004, the Company initiated a project to physically verify approximately 3.6 million individual cemetery contract items to determine whether merchandise and services previously sold had been delivered. Approximately 46% of the 3.6 million individual cemetery contract items have been reviewed to date. The Company expects to complete the review of the remaining individual cemetery contract items by May 2005. As a result of this review, the Company has adjusted its cemetery deferred revenues for the individual cemetery contract items reviewed to date. Additionally, the Company recorded an adjustment for the remaining items to be reviewed during the completion of the verification project. The Company has determined these adjustments to be material to its consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The

Company evaluated the materiality of these adjustments on its financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments is not material to any quarterly or annual period prior to January 1, 2004. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial data as a correction of an error. The effect of the adjustments to the Company’s cemetery deferred revenues are detailed in the section below Effect of Restatements.

Trust and Cemetery Deferred Revenue Verification Project

     During 2003, the Company began the implementation of FIN 46R, the implementation of Section 404 of the Sarbanes Oxley Act, and the implementation of our new point-of-sale system.

     The trust verification project included three primary components: preneed cemetery merchandise and service trusts; preneed funeral merchandise and service trusts; and cemetery perpetual care trusts. As the project progressed, we assessed the status and adjusted the general ledger accounts accordingly. In December 31, 2003 and June 30, 2004, we made certain adjustments to our consolidated financial statements based on our best estimate at the time. The adjustments were influenced by the percentage of verifications completed and the expected error rate of uncompleted verifications.

     As of December 31, 2004, the Company has completed its verification procedures for its funeral and cemetery trust assets and funeral trust deferred revenue. The completion of the trust verification project resulted in an adjustment to our consolidated statement of operations. As a result of this adjustment, the Company has reevaluated previous adjustments related to these verifications (as mentioned above) and the impact to prior annual periods. We believe that these adjustments have a material impact on the Company’s consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The Company evaluated the materiality of these adjustments on its financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments is not material to any quarterly or annual period prior to January 1, 2004. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial data as a correction of an error.

     These verification matters did not have an impact on our reported cash balance or cash flows in any period mentioned above as amounts that were deposited or withdrawn from trust by the Company were appropriately reported in the statement of cash flows in the appropriate period.

Operating Leases and Other Adjustments

     The Company initiated a review of our accounting practices and determined that the Company would adjust its method of accounting for certain types of operating leases related primarily to the Company’s funeral home properties.

     Historically, the Company has recorded operating lease expense, related primarily to funeral home properties, over the initial lease term without regard to reasonably assured renewal options or fixed escalation provisions. The Company will now calculate its straight line operating lease expense with consideration of such reasonably assured renewal options and fixed escalation provisions, to the extent necessary, in accordance with SFAS 13, “Accounting for Leases”.

     The Company evaluated the materiality of these adjustments related to operating leases on its financial statements and concluded that the incremental impact of these adjustments is not material to any quarterly or annual period. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial statements as a correction of an error.

     During 2004, we also performed various other reconciliations. These reconciliations primarily resulted from the conversion of our point-of-sale system. The effect of these adjustments, when combined with the other adjustments described above, are material to the Company’s consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The cumulative effect of the 2004 activity items noted above that are related to periods prior to January 1, 2004 is recorded on a net basis of $0.5 million in the Company’s restated March 31, 2004 quarterly financial data as a correction of an error.

Effect of Restatements

Effects of Adjustments

     The adjustments to income before income taxes related to the trust verification project, the cemetery verification project, operating leases and other verifications as described above are summarized below for the first three interim periods of 2004 and the cumulative adjustment for the years prior to January 1, 2004. The effect of these adjustments on the years ended December 31, 2003, 2002 and prior years were immaterial to the Company’s consolidated financial statements as presented in Exhibit A. The Company will record the adjustment related to the periods prior to January 1, 2004 in its restated March 31, 2004 financial statements as a correction of an error as they are immaterial to the financial statements as detailed in the table below.

Inc (Dec) to pretax income	Pre-2004	Q1 2004	Q2 2004	Q3 2004	Total
Effect of trust verifications	$(15,256)	$(3,403)	$409	$—	$(18,250)
Cemetery deferred revenue adjustments and out of quarter analysis	20,796	2,184	905	3,933	27,818
Effect of operating lease adjustments	(3,778)	(32)	(33)	(39)	(3,882)
Effect of other verification matters.	(1,346)	5,197	(7,731)	(2,069)	(5,949)

Total	$416	$3,946	$(6,450)	$1,825	$(263)

     Included in the adjustment to first quarter of 2004 consolidated statement of operations are amounts related to adjustments prior to 2000. Of the $15.3 million adjustment related to trust reconciliations, $6.2 million was prior to 2000. Of the $20.8 million adjustment related to cemetery deferred revenues, $13.0 million was prior to 2000. Of the $3.8 million adjustment related to operating lease adjustments, $2.7 million was prior to 2000. Of the $1.4 million adjustment related to other reconciliations, $6.0 million was prior to 2000.

Restatement of First Three Interim Periods of 2004

     The effect of the restatement of our previously reported unaudited consolidated statement of operations for the periods described above is included in the following table. The effect on the consolidated balance sheet is immaterial to all periods presented in this 2004 Form 10-K.

(Dollars in millions, except per share amounts)	Quarter ended		Quarter ended		Quarter ended
	March 31,		June 30,		September 30,
	2004		2004		2004
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Selected consolidated statement of operations data:
Revenues	$586.1	$589.4	$432.1	$432.1	$403.4	$404.6
Costs and expenses	$473.0	$473.1	$358.7	$359.1	$335.1	$334.5
Gross profits	$113.1	$116.3	$73.4	$73.0	$68.3	$70.1
Operating income	$97.7	$100.5	$57.0	$50.5	$39.7	$41.5
Income from continuing operations before income taxes and cumulative effects of accounting changes	$71.4	$74.3	$7.9	$1.4	$16.4	$18.2
Benefit (provision) for income taxes	$4.4	$3.4	$4.2	$7.0	$(4.1)	$(4.7)
Cumulative effects of accounting changes (net of income taxes)	$(48.1)	$(47.1)	$—	$—	$—	$—
Net income	$28.5	$31.3	$46.4	$42.8	$12.6	$13.7
Basic and diluted earnings per share:
Income from continuing operations before cumulative effects of accounting changes	$.09	$.10	$.15	$.14	$.04	$.04
Net income	$.09	$.10	$.15	$.14	$.04	$.04

     The Company restated its previously issued unaudited financial statements for the first three interim periods of 2004. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-K. Additionally, the Company has concluded that the impact of these adjustments to the periods prior to January 1, 2004 were considered to be not material to the Company’s consolidated financial statements. As a result, the Company has recorded the net impact of the adjustments as a correction of an error in Other operating expenses in the consolidated statement of operations. The table below represents the adjustments as if they had been properly recorded in the correct line item.

Prior Year
Adjustment
Funeral	4,107
Cemetery	10,629

Revenues	14,736

Funeral	12,478
Cemetery	926

Cost and expenses	13,404

Funeral	(8,371)
Cemetery	9,703

Gross Profits	1,332

General and administrative expenses	—
Gains & Impairment losses on Dispositions	(916)
Other operating income (expenses)	—

Operating income (loss)	416

Interest expense	—
Other income, net	—

—

Income (loss) before taxes	416
Provision (Benefit) for income taxes	(171)

Income (loss) before disco/cum effect	587
Income from disc operations	—
Cumulative effect of acct. changes	—

Net Income (Loss)	$587

2003 Restatement of Fiscal Years Ended December 31, 2002, 2001 and 2000

     The effect of the 2003 restatement of our previously reported consolidated statement of operations and consolidated balance sheet in our 2003 Form 10-K, for the periods described above is as follows. In the second quarter of 2004, we committed to a plan to divest our existing funeral and cemetery operations in Argentina and Uruguay. Subsequent to December 31, 2004, we sold our businesses in Argentina and Uruguay. Therefore, these operations are classified as discontinued for all periods presented.

(Dollars in millions, except per share amounts)	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2002		2001		2000
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Selected consolidated statement of operations data:
Revenues	$2,322.2	$2,312.4	$2,538.1	$2,489.0	$2,549.8	$2,569.5
Costs and expenses	$(1,959.3)	$(1,950.4)	$(2,173.5)	$(2,166.2)	$(2,216.4)	$(2,226.5)
Gross profits	$363.0	$362.0	$364.7	$322.8	$333.4	$343.0
Operating income (loss)	$16.8	$15.8	$(189.0)	$(230.9)	$(247.2)	$(237.5)
Loss from continuing operations before income taxes and cumulative effects of accounting changes	$(118.9)	$(119.9)	$(376.7)	$(418.6)	$(475.6)	$(465.9)
Benefit (provision) for income taxes	$37.3	$37.7	$(61.6)	$(45.3)	$81.3	$77.6
Cumulative effects of accounting changes (net of income taxes)	$(135.6)	$(135.6)	$(7.6)	$(7.6)	$(913.6)	$(870.4)
Net loss	$(231.9)	$(232.5)	$(597.8)	$(623.4)	$(1,343.3)	$(1,294.1)
Basic and diluted earnings per share:
Loss from continuing operations before cumulative effects of accounting changes	$(.28)	$(.28)	$(1.54)	$(1.63)	$(1.45)	$(1.43)
Net loss	$(.79)	$(.79)	$(2.10)	$(2.19)	$(4.93)	$(4.75)

	As of December 31, 2002
	As Reported	As Restated
Selected consolidated balance sheet data:
Inventories	$135.3	$136.7
Total current assets	$612.9	$614.3
Deferred charges and other assets	$719.2	$712.0
Total assets	$8,254.0	$7,798.2
Deferred cemetery contract revenues, net	$1,672.7	$1,629.5
Deferred income taxes	$420.7	$435.1
Accumulated deficit	$(1,046.0)	$(1,023.1)
Total stockholders’ equity	$1,303.8	$1,326.7
Total liabilities and stockholders’ equity	$8,254.0	$7,798.2

     See note twenty-two to the consolidated financial statements for the effect of the 2003 restatement upon quarterly unaudited financial data.

     The Company has changed its method of accounting for insurance funded preneed contracts as the Company has concluded that its insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at December 31, 2003 and 2002, were $3,505,094 and $2,948,100, respectively. The removal of these amounts did not have an impact on the Company’s consolidated stockholders’ equity, results of operations or cash flows. See note five to the consolidated financial statements for additional information on insurance related preneed funeral balances.

NOTE THREE

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of SCI and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

     General agency revenues. The Company has reported general agency (GA) revenues as funeral revenues for all periods presented. GA revenues are commissions the Company receives from third party insurance companies when customers purchase insurance contracts from such third party insurance companies to fund funeral services and merchandise at a future date. These insurance commissions are based on a percentage per contract sold and are recognized when the insurance purchase transaction between the customer and third party insurance provider has been completed. Historically, the Company recognized GA revenues as a reduction to selling expense in the consolidated statement of operations based on the view that it was being reimbursed for the expenses it incurred in connection with the sale of life insurance policies used to fund preneed funerals. The Company determined GA revenues are more appropriately reflected as revenues than as a reduction of expenses based on the guidance set forth in EITF 01-14, “Reimbursement of “Out of Pocket” Expenses” as the Company has the primary obligation to pay its sales counselors and has the discretion to select its sales counselors. Therefore, we reclassified these GA revenues as revenues in 2003.

Reclassifications

     Additionally, certain other reclassifications have been made to prior years to conform to current period presentation with no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

     In 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company’s reported results of operations, financial position or cash flows.

     During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these existing systems. These existing systems were fully amortized by the conclusion of the third quarter of 2003. The Company capitalized application development stage costs associated with the new system implementation in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). The new point of sole system replaced three systems contract entry systems between the fourth quarter of 2003 and the third quarter of 2004. At December 31, 2004 the new point of sale system is fully implemented and functioning as intended. The Company began amortizing such costs upon implementation of this new system in the fourth quarter of 2003 at which time the old systems were fully amortized. The Company recognized additional amortization related to this change in estimate of approximately $13,800 and $13,500 in the years ended December 31, 2003 and 2002, respectively. This change in estimate impacted net income by approximately $8,694, or diluted income per share of $.03 in 2003 and impacted net loss by approximately $8,500, or diluted loss per share $.03 in 2002.

Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories and Cemetery Property

     Funeral merchandise and cemetery burial property and merchandise are stated at the lower of average cost or market. Inventory costs are primarily relieved using specific identification.

Property, Plant and Equipment, net

     Property, plant and equipment, net are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is provided using the straight line method over the estimated useful lives of the various classes of assets. Property and plant are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation expense related to property, plant and equipment totaled $60,647, $80,148 and $90,037 for the twelve months ended December 31, 2004, 2003 and 2002, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations.

Operating Leases

     The Company operates in leased facilities primarily related to funeral home properties. Lease terms generally range from one to 35 years with options to renew at varying terms. The Company calculates operating lease expense using the straight line method prescribed by generally accepted accounting principles. The Company considers reasonably assured renewal options and fixed escalation provisions in its calculation. For more information related to operating leases, see footnote fourteen to the consolidated financial statements in this Form 10-K.

Goodwill

     The excess of purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases is recorded as goodwill. Prior to 2002, goodwill was amortized over its estimated life. Since then, goodwill is no longer amortized but is tested annually for impairment by assessing the fair value of each of the Company’s reporting units (which is generally one level below the Company’s reportable segments). As of December 31, 2004, the Company’s funeral segment reporting units are North America, Germany and Singapore. The Company’s cemetery segment reporting units are North America and Chile.

     The Company’s policy is to test for impairment of goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets” (SFAS 142) annually as of September 30 each year. For the current year, the Company performed such test on September 30, 2004.

     The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company does not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. The second step of the Company’s goodwill impairment test is required only in situations where the carrying amount of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill (as defined in SFAS 142) to its carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair market value of a reporting unit is determined using a calculation based on multiples of revenue and multiples of EBITDA of both the Company and its competitors. Based on our tests at September 30, 2004 and September 30, 2003, the Company concluded that there was no impairment of goodwill in accordance with SFAS 142.

Deferred Selling Costs

     Our policy is to defer selling costs that vary with and are primarily related to the acquisition of preneed funeral (trust funded only) and preneed cemetery contracts, and to expense such costs in proportion to the revenue recognized. This capitalization and amortization model follows the provisions of SFAS 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). The selling costs subject to deferral are the pool of compensation expense and related fringe costs incurred by the Company’s sales counselors and sales managers. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurement costs, brochures and marketing materials, advertising and general administrative costs) are expensed as incurred.

     Deferral rates are determined for the following:

•	Preneed funeral contracts

•	Preneed cemetery contract items:

•	interment rights (burial property)

•	merchandise

•	services

     These deferral rates are based on the ratio of the selling compensation and fringe costs to preneed funeral and cemetery production (in dollars) weighted accordingly in the manner for which the counselor is compensated (with interment rights, or burial property, being the highest and preneed cemetery services being the lowest compensation to the counselor). In developing the deferral rates, the Company reviews various rate scenarios to ensure the finalized rates, when applied to forecasted production dollars, are reasonable compared to forecasted selling compensation. Additionally, the developed deferral rates are reviewed annually for reasonableness compared to current and historical commission rates used by the Company.

     As preneed funeral and cemetery contracts are processed, the rates are applied systematically to the production dollars and the resulting amount is deferred. As a result, the funeral and cemetery deferred selling costs are only generated when preneed funeral and cemetery contract production is recorded. Therefore, these deferred selling costs vary with and relate directly to the production of the business. The Company has separate deferred selling cost accounts related to preneed funeral, preneed cemetery interment rights, preneed cemetery merchandise, and preneed cemetery services. The deferred preneed funeral and cemetery revenue accounts are recorded similarly.

     Periodically, the selling costs deferred are compared to the actual costs incurred to ensure there is not a significant variance between the two.

     The deferred selling costs are expensed in proportion to the revenue when recognized (“proportionate method”). This is determined annually by the ratio of the unamortized deferred selling costs (funeral, cemetery interment rights, cemetery merchandise and cemetery services) to the associated deferred revenue, and systematically applying this ratio against the deferred selling cost accounts as the applicable revenues are recognized.

     We do not attribute deferred selling costs to each individual contract (or each item in the case of cemetery deferred selling costs) because our systems do not currently have the complete functionality to defer and amortize the costs and we have no other cost effective means by which to do so. We believe using the proportionate method of amortization and the homogenous nature of the 430,000 preneed funeral contracts and 3.6 million of preneed cemetery contract items (as separated by interment rights, merchandise and services) allows for a systematic match of costs with related revenues.

     The Company applies the requirements of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (SFAS 60) to test for impairment of our deferred selling costs as prescribed by the AICPA Industry Guide, “Life and Health Insurance Entities.” Accordingly, when circumstances indicate that actual experience for a portfolio of contracts, regardless of the year of origin, may result in losses, the Company assesses whether the expected gross contract revenues for each portfolio of preneed funeral contracts or preneed cemetery contracts less all related expected contract costs is sufficient to cover the current unamortized deferred selling costs associated with each portfolio. If it is concluded that deferred selling costs for a portfolio of contracts exceeds the related gross contract revenue less expected contract costs, the excess is charged to expense. For purposes of applying this policy, a portfolio of preneed funeral contracts or preneed cemetery contracts is comprised of all such contracts executed within a given market (i.e., an area of operation). The Company believes this is the most appropriate way to evaluate impairment because it is consistent with the manner in which it acquires, services, and measures the profitability of our preneed funeral and cemetery contracts. The sales organization is organized by market, and the selling costs incurred and deferred specifically relate to the preneed funeral and cemetery deferred revenues recorded in the operating market.

     An allowance is provided against the deferred selling costs associated with contract cancellations, with a corresponding charge to the consolidated statement of operations. The allowance for cancellations is determined from the Company’s historical experience and is based on the amount of unrecoverable deferred selling costs in relation to the associated deferred revenue.

     The following table depicts the activity in the allowance for deferred selling costs for the years ended December 31, 2004 and 2003.

	Beginning	Change in	Change for	Ending
(Dollars in thousands)	Balance	Allowance	Divestitures	Balance
2004
Allowance for funeral deferred selling costs	$(8,742)	$(1,202)	$117	$(9,827)
Allowance for cemetery deferred selling costs	(15,044)	(874)	(6)	(15,924)

2003
Allowance for funeral deferred selling costs.	$(8,911)	$83	$86	$(8,742)
Allowance for cemetery deferred selling costs	(16,011)	638	329	(15,044)

     The change in the allowance account relates to 1) the periodic adjustment based on the Company’s historical cancellations and 2) reductions associated with the effects of divestitures.

Impairment or Disposal of Long-Lived Assets

     Except as noted for goodwill and deferred selling costs, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.

     During the second quarter of 2004, the Company committed to a plan to divest its funeral and cemetery operations in Argentina and Uruguay. Upon this triggering event, in June 2004, the Company tested these operations for impairment in accordance with SFAS 144. As a result of this impairment test, the Company recorded an impairment charge of $15.2 million in its second quarter 2004 consolidated financial statements. At December 31, 2003, the Company had no recorded goodwill associated with Argentina and Uruguay. As a result, the Company did not perform a SFAS 142 test in 2003 for these operations.

     In January 2002, the Company ceased depreciation of certain operating assets held for sale (which primarily included France and Chile). The Company later determined that transactions to sell or joint venture these assets would be delayed. As a result, the Company resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002. In January 2003, the Company once again classified the France operating assets held for sale and ceased depreciation. In 2004, the Company sold its funeral operations in France and then purchased a 25% equity interest in the acquiring company.

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

     If the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at their grant dates, net income (loss) and earnings (loss) per share would have changed for the years ended December 31 to the following pro forma amounts:

	2004	2003	2002
			(Restated)
Net income (loss)	$113,699	$85,082	$(232,486)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(3,220)	(6,720)	(13,537)

Pro forma net income (loss)	$110,479	$78,362	$(246,023)

Basic net earnings (loss) per share	$.36	$.28	$(.79)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.01)	(.02)	(.04)

Pro forma basic net earnings (loss) per share	$.35	$.26	$(.83)

Diluted net earnings (loss) per share	$.35	$.28	$(.79)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.01)	(.02)	(.04)

Pro forma diluted net earnings (loss) per share	$.34	$.26	$(.83)

     The fair values of the Company’s stock options used to calculate the pro forma net income (loss) and earnings (loss) per share disclosures are calculated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	2004	2003 (1)	2002
Dividend yield	0.0%	n/a	0.0%
Expected volatility	63.8%	n/a	66.3%
Risk-free interest rate	4.0%	n/a	3.6%
Expected holding period	8.0 years	n/a	6.1 years
Weighted average fair value	$4.68	n/a	$2.90

(1)	The assumptions are not applicable for 2003, since the Company did not issue stock options during the year.

     The Black-Scholes option-pricing model is generally intended for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Furthermore, option-pricing models require highly subjective variable assumptions, such as the expected stock price volatility. Therefore, the fair values of the Company’s stock options presented in the pro forma calculations are not necessarily representations of the actual fair values of those stock options since the granted options have characteristics significantly different from those of traded options, and the variables used, under alternative assumptions, could cause the calculations to vary from those presented.

Treasury Stock

     The Company recently announced a share repurchase program authorizing the investment of up to $300,000 to purchase its common stock in order to reduce dilution from shares issued previously and to assist the Company in maintaining an appropriate capital structure. The Company makes treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. The Company accounts for the repurchase of its common stock under the par value method. The Company uses the average cost method on the subsequent reissuance of treasury shares.

Foreign Currency Translation

     All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included in stockholders’ equity as a component of Accumulated other comprehensive loss in the consolidated statement of stockholders’ equity.

     The functional currency of the Company and its subsidiaries is the local currency. The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other income, net in the consolidated statement of operations. The Company does not operate in countries which would be considered to have hyperinflationary economies.

Funeral Operations

     Revenue is recognized when the funeral services are performed and funeral merchandise is delivered. The Company’s funeral trade receivables consist of amounts due for services already performed and merchandise delivered. An allowance for doubtful accounts has been provided based on historical experience. The Company sells price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of preneed funeral contracts, which include accumulated trust earnings, are deferred until such time that the funeral services are performed. Allowances for customer cancellations are based upon historical experience. See note five to the consolidated financial statements regarding preneed funeral activities.

     Pursuant to state or provincial law, all or a portion of the proceeds from funeral merchandise or services sold on a preneed basis may be required to be paid into trust funds. The Company defers investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed.

Cemetery Operations

     Revenue associated with sales of cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. The Company’s cemetery trade receivables consist of amounts due for services already performed and merchandise already delivered. An allowance for doubtful accounts has been provided based on historical experience. Revenue associated with sales of preneed cemetery interment rights is recognized in accordance with the retail land sales provisions of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10%) of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed. Allowances for customer cancellations for preneed cemetery contracts are based upon historical experience.

     Costs related to the sale of property interment rights include the property and development costs specifically identified by project. At the completion of the project, costs are charged to operations as revenue is recognized. Costs related to sales of merchandise and services are based on actual costs incurred.

     Pursuant to state or provincial law, all or a portion of the proceeds from cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. The Company defers investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed.

     A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds. Investment earnings from these trusts are distributed regularly, are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn by the Company.

     See note six to the consolidated financial statements regarding preneed cemetery activities.

Income Taxes

     Income taxes are computed using the liability method. Deferred taxes are provided on all temporary differences between the financial basis and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realization exists. The Company intends to permanently reinvest the unremitted earnings of certain of its foreign subsidiaries in those businesses outside the United States and, therefore, has not provided for deferred federal income taxes on such unremitted foreign earnings. For more information related to taxes, see note ten to the consolidated financial statements.

Equity Investments

     The Company maintains certain equity interests in international operations as a result of its strategy to dispose of all or a majority interest of all our international operations outside of North America. At December 31, 2004, the Company had a minority investment in certain funeral operations in France. At December 31, 2003, the Company had a minority interest equity investment in operations in the United Kingdom and at December 31, 2002 had minority interest equity investments in operations in the United Kingdom, Australia and Spain. The Company accounts for its minority interest equity investments in accordance with Accounting Principles

Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The Company has not presented summarized financial information of the investees as they are not material to the Company’s financial position or results of operations or cash flow.

     The names of the Company’s investees and the percentage of ownership are set forth in the table below.

			Investment
		Ownership	Method
	Investee Name	Percentage	Accounting	Date Sold
Investments held at 12/31/2004
France	AKH Luxco S.C.A.	25%	Equity	—

Investments held at 12/31/2003
United Kingdom	Dignity Limited	20%	Equity	June 2004

Investments held at 12/31/2002
United Kingdom	Dignity Limited	20%	Equity	June 2004
Australia	SCIA Holdings Pty Limited	20%	Equity	December 2003
Spain	SCI Spain, S.L.	15%	Cost	May 2003

NOTE FOUR

New Accounting Pronouncements and Accounting Changes

Other Than Temporary Impairments

     In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted the disclosure provisions of EITF 03-1 during the period ended June 30, 2004. The adoption of the measurement and recognition provisions are not expected to have a material impact on the consolidated financial statements, results of operations, financial position, or cash flows of the Company.

Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the Company’s consolidated financial statements, results of operations, financial position, or cash flows.

Tax

     In December 2004, the FASB issued Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (FAS 109-1). The American Jobs Creation Act of 2004, enacted on October 22, 2004, provides for a deduction for certain qualified production activities. FAS 109-1 provides guidance for the application of FASB Statement No. 109, Accounting for Income Taxes, to the deduction for certain qualified production activities, and was effective immediately upon issuance. The Company does not believe that the adoption of FAS 109-1 will have a significant impact on its consolidated financial statements, results of operations, financial position, or cash flows.

     In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company is in the process of evaluating whether it will repatriate earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated; therefore, as provided for in FAS 109-2, deferred tax liabilities have not been adjusted. The Company estimates the range of possible amounts of unremitted earnings under consideration is between $0 and $2,276. If the maximum amount of $2,276 were to be repatriated, the Company would accrue tax expense of approximately $434.

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.

     The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company will continue to utilize the Black-Scholes option pricing model to measure the fair value of its stock options.

     The Company expects to adopt SFAS 123R effective July 1, 2005. The Company is currently evaluating the impact that this adoption will have on the Company’s results of operations. See note sixteen to the consolidated financial statements for further information on the Company’s stock-based compensation plans.

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

     Consolidation of Trusts: The Company implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trust assets and the Company’s cemetery perpetual care trusts. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46R as it relates to the consolidation of the trusts. The implementation of FIN 46R affects certain line items on the Company’s consolidated balance sheet and statement of operations as described below; however, there is no impact to net income in the statement of operations as a result of the implementation. Additionally, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows; however, it does require certain financing and investing activities to be disclosed. See notes five through seven to the consolidated financial statements.

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

     The Company records cash received from customers, that is payable to the trusts but not yet required to be deposited in the trusts, as restricted cash in Deferred charges and other assets in its consolidated balance sheet. At December 31, 2004, these pending deposits totaled $11,218. The Company continues to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

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

     To the extent the earnings of the trusts are distributed prior to the delivery of merchandise and/or services, a corresponding amount of non-controlling interest is reclassified to deferred revenue until the corresponding revenues are recognized. In the case of merchandise and service trusts, the Company recognizes amounts previously attributed to non-controlling interests and deferred revenues as revenues upon the performance of services and delivery of merchandise, including earnings accumulated in these trusts. In the case of the cemetery perpetual care trusts, distributable earnings are recognized in cemetery revenues to the extent of qualifying cemetery maintenance costs.

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

     An allowance for contract cancellation is provided based on historical experience. An allowance is no longer provided on the monies associated with the preneed contracts that are held in trust, currently recorded as trust assets, but previously recorded as receivables due from trust assets. As such, the amount has decreased since the implementation of FIN 46R.

     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale by the Company under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive loss in the Company’s consolidated balance sheet. Using the guidance in EITF Topic D-41, “Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement            No. 115” (“Topic D-41”), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on the Company’s Accumulated other comprehensive income (loss) is disclosed in note fifteen of the consolidated financial statements. However, the Company’s Accumulated other comprehensive income (loss) on the face of the balance sheet is ultimately not affected by consolidation of the trusts.

     Certain trusts consolidated with the adoption of FIN 46R and recorded in Preneed funeral receivables and trust investments, Preneed cemetery receivables and trust investments and Perpetual care investments have indirect interests in real estate partnerships. These partnerships have incurred indebtedness of $76,926 that has been included in the market and cost value of the trust investments (see notes five, six and seven to the consolidated financial statements) and in Other liabilities in the consolidated balance sheet. See note eight to the consolidated balance sheet for further information concerning the debt associated with certain trusts.

     For additional discussion of the Company’s accounting policies after the implementation of FIN 46R, see notes five through eight to the consolidated financial statements.

     Consolidation of Certain Cemeteries: Prior to December 31, 2003, the Company operated certain cemeteries in Michigan which the Company managed but did not own. During the Company’s evaluation of FIN 46R, the Company evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by the Company in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, the Company receives the majority of the cash flows from these cemeteries. Additionally, the Company absorbs the majority of these cemeteries’ expected losses and receives a majority of the cemeteries’ residual returns. As a result, the Company determined itself to be the primary beneficiary of these cemeteries and determined the long-term sales, accounting, and cash management agreement to be a variable interest as defined by FIN 46R. Given the circumstances above, the Company consolidated such cemeteries at March 31, 2004. The Company recognized an after tax charge of $13,475, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in the Company’s consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on the Company’s reported results of operations.

Insurance Funded Preneed Funeral Contracts

     The Company has changed its method of accounting for insurance funded preneed contracts as the Company has concluded that its insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at December 31, 2003, were $3,505,094, respectively. The removal of these amounts did not have an impact on the Company’s consolidated stockholders’ equity, results of operations or cash flows. See note five to the consolidated financial statements for additional information on insurance related preneed funeral balances.

Pension Plans

     In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132R). SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the revised disclosure requirements. The Company’s pension plans are frozen with no benefits accruing to participants except interest.

     Effective January 1, 2004, the Company changed its accounting for gains and losses on its pension plan assets and obligations. The Company now recognizes such gains and losses in its consolidated statement of operations as such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes the new method of accounting better reflects the economic nature of the Company’s pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, the Company recognized a charge for the cumulative effect of an accounting change of $33,599 (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, the Company records net pension expense or income reflecting estimated returns on plan assets and obligations. The Company will recognize actual gains and losses on plan assets and obligations as actuarial information becomes available upon review of the annual remeasurement. See note sixteen to the consolidated financial statements for additional information on pensions.

     The twelve months ended December 31, 2003 and 2002 pro forma amounts in the table below reflect the new policy to recognize gains and losses on the pension plans as incurred and reflect interim estimates as mentioned above.

	Twelve months ended			Twelve months ended
	December 31, 2003			December 31, 2002
		Net			Net
		pension			pension
		gains /			gains /
		(losses)			(losses)
	Historical	(1)	Pro forma	Historical	(1)	Pro forma
				(Restated)
				Note 2
Income (loss) from continuing operations before cumulative effect of accounting change	$82,553	$12,719	$95,272	$(82,158)	$(4,619)	$(86,777)
Net income (loss)	$85,082	$12,719	$97,801	$(232,486)	$(4,619)	$(237,105)
Amounts per common share:
Net income (loss) – basic	$.28	$.05	$.33	$(.79)	$(.02)	$(.81)
Net income (loss) – diluted	$.28	$.05	$.33	$(.79)	$(.02)	$(.81)

(1)	This represents pension gains that would have been recognized under the new method of pension accounting adopted on January 1, 2004. As a result of this change in accounting, the Company now recognizes actual gains and losses in plan assets and obligations in its consolidated statement of operations as such gains and losses are incurred as disclosed in our filings

Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company recognized a charge, effective January 1, 2002, reflected as a cumulative effect of an accounting change of $135,560 (net of applicable taxes) or $.46 per diluted share related to the impairment of goodwill in its North America cemetery reporting unit. See note nine to the consolidated financial statements for additional information on goodwill.

Deferred Selling Costs

     The Company is in discussions with the Staff of the Securities and Exchange Commission related to its accounting policies for preneed deferred selling costs. Similar to the accounting practices of certain other participants in the deathcare industry, the Company currently defers selling costs that vary with and are primarily related to the production of deferred revenues associated with preneed funeral trust contracts and preneed cemetery contracts as discussed above. Other preneed selling costs are expensed in the period incurred. Deferred selling costs are included in Deferred charges and other assets in the Company’s balance sheet.

     The Company has concluded that these selling costs should be expensed in the period incurred rather than deferred. The Company will incur a non-cash charge of approximately $312,000 representing the write-off of deferred selling costs recorded on our balance sheet as of January 1, 2005. Additionally, if the Company had expensed these selling costs in 2004, our pretax income in 2004 would have been reduced by approximately $14,000. A change in the treatment of deferred preneed selling costs would have no impact on the Company’s cash position or cash flow.

NOTE FIVE

Preneed Funeral Activities

     The Company sells price-guaranteed preneed funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states and provinces require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts or a surety bond may be posted in lieu of trusting (collectively “trust funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral (“insurance funded preneed funeral contracts”). The insurance policy proceeds, which include increasing insurance benefits, will be used to pay the Company for the funeral goods and services selected at the time of contract origination. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future. The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on the consolidated balance sheet. Effective March 31, 2004, the Company changed certain aspects of its accounting for trust funded preneed funeral contracts upon implementation of FIN 46R. For additional information, see note four to the consolidated financial statements. After the change, when a trust funded preneed funeral contract is consummated, the Company records an asset (included in Preneed funeral receivables and trust investments) and corresponding liability (included in Deferred preneed funeral revenues) for the contract price. The preneed funeral receivable is then decreased by the cash received from the customer at the time of sale. When the Company receives payments from the customer, the Company deposits the amount required by law into the trust and reclasses the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. The Company deposited $46,822 into and withdrew $65,208 from trusts during the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R).

     Direct selling costs related to trust funded preneed funeral contracts are deferred and included in Deferred charges and other assets in the Company’s consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded preneed funeral contract revenue when recognized. Deferred selling costs associated with trust funded preneed funeral contracts were $99,371 and $100,317 at December 31, 2004 and 2003, respectively. Direct selling costs incurred pursuant to the sales of insurance funded preneed funeral contracts are expensed as incurred.

Preneed Funeral Receivables and Trust Investments

     Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust assets and customer receivables related to unperformed, price-guaranteed trust funded preneed funeral contracts. The components of Preneed funeral receivables and trust investments in the Company’s consolidated balance sheet at December 31 are as follows:

	2004	2003
Receivables due from trust assets, at cost	$—	$1,201,059
Trust investments, at market	1,125,121	—
Receivables from customers	153,711	190,332

	1,278,832	1,391,391
Allowance for cancellation	(14,232)	(161,626)

Preneed funeral receivables and trust investments	$1,264,600	$1,229,765

     An allowance for contract cancellation is provided based on historical experience. An allowance is no longer provided on the monies associated with the preneed contracts that are held in trust, currently recorded as trust investments, but previously recorded as receivables due from trust assets. As such, the amount has decreased since the implementation of FIN 46R.

     Upon cancellation of a trust funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, the Company assesses such contracts to determine whether a loss provision should be recorded. No loss amounts have been required to be recognized as of December 31, 2004 or 2003.

     Accumulated investment earnings from trust investments have been included to the extent that they have been accrued through December 31, 2004 and 2003, respectively. Preneed funeral receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw in certain states prior to death maturity and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. These earnings are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered.

     The activity in Preneed funeral receivables and trust investments for the years ended December 31 is as follows:

	2004	2003
Beginning balance – Preneed funeral receivables and trust investments	$1,229,765	$1,333,673
Net sales	116,304	102,995
Cash receipts from customers	(94,522)	(107,424)
Deposits to trust	67,527	41,646
Dispositions of businesses	(9,323)	(15,823)
Net undistributed investment earnings (losses)	39,479	(16,206)
Maturities and distributed earnings	(123,782)	(150,383)
Change in cancellation allowance	2,593	(11,923)
Adoption of FIN 46R:
Change in cancellation allowance	144,801	—
Record trust investments at market	49,054	—
Reclassification of debt associated with certain trust investments	32,109	—
Removal of third party executory contracts	(120,334)	—
Trust reconciliation project	(47,220)	—
Effect of foreign currency and other	(21,851)	53,210

Ending balance – Preneed funeral receivables and trust investments	$1,264,600	$1,229,765

     During 2004, the Company determined that certain third party executory contracts had characteristics similar to the insurance funded preneed funeral contracts that were removed from the Company’s balance sheet as of December 31, 2003. As these amounts represented less than 2% of total assets, the Company determined that the amount was immaterial to the consolidated balance sheet at December 31, 2003.

     During 2004, the Company completed its verification and reconciliation of the trust assets. As a result of this project, the Company reduced receivables from customers and trust investments by $47,220 related to contracts that had been fulfilled or cancelled prior to December 31, 2004. See note two to the consolidated financial statements for additional information about the trust reconciliation project.

     The cost and market values associated with funeral trust investments at December 31, 2004 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Market reflects the fair market value of securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The market value of funeral trust investments was based primarily on quoted market prices at December 31, 2004. The Company periodically evaluates investments for other-than-temporary impairment. As a result of its most recent review at December 31, 2004, the Company recorded an adjustment to cost of $15,176 for the unrealized losses related to certain private equity and other investments. The adjustment to cost is included in realized losses included in Other income, net and is offset by a corresponding amount in the interest expense related to non-controlling interest in funeral trust investments, which is also included in Other income, net. See note eight to the consolidated financial statements for further information related to non-controlling interest in funeral trust investments. The Company believes the remaining unrealized losses of $2,118 related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and cash equivalents	$57,730	$—	$—	$57,730
Fixed income securities:
U.S. Treasury	86,693	2,883	(191)	89,385
Foreign government	73,073	1,238	(37)	74,274
Corporate	9,584	490	(21)	10,053
Mortgage-backed	125,142	5,740	(414)	130,468
Insurance-backed	238,204	—	—	238,204
Asset-backed and other	3,179	150	(9)	3,320
Equity securities:
Common stock	272,696	13,510	(1,003)	285,203
Mutual funds:
Equity	112,331	12,195	(287)	124,239
Fixed income	50,237	432	(156)	50,513
Private equity and other	57,632	4,100	—	61,732

Trust investments	$1,086,501	$40,738	$(2,118)	$1,125,121

Market value as of a percentage of cost				104%

     Maturity dates of the fixed income securities range from 2005 to 2041. Maturities of fixed income securities at December 31, 2004 are estimated as follows:

Market
Due in one year or less	$72,721
Due in one to five years	141,929
Due in five to ten years	59,669
Thereafter	271,385

$545,704

     During the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities included in trust investments were $951,663 and $1,019,075, respectively. These transactions resulted in $89,347 and $41,675 of realized gains and realized losses, respectively for the nine months ended December 31, 2004. The Company uses the first in, first out (FIFO) method to determine the cost of funeral trust available-for-sale securities sold during the period.

     Earnings from these trust investments are recognized in current funeral revenues when the service is performed, merchandise is delivered, or upon cancellation for the amount the Company is entitled to retain. Recognized earnings related to these trust investments were $33,951, $26,799, and $35,531 for the twelve months ended December 31, 2004, 2003, and 2002, respectively.

Deferred Preneed Funeral Revenues

     At December 31, 2004, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral service revenues including distributed trust investment earnings associated with unperformed trust funded preneed funeral contracts that are not held in trust accounts. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts. At December 31, 2003 and prior to the implementation of FIN 46R, Deferred preneed funeral revenues represented the original price of a trust funded preneed funeral contract plus the net trust investment earnings.

     The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31:

	2004	2003
Beginning balance – Deferred preneed funeral revenues	$1,612,347	$1,711,894
Net sales	109,656	71,354
Dispositions of businesses	(19,014)	(19,960)
Net investment earnings	37,219	(15,975)
Maturities and associated earnings	(138,864)	(173,739)
Change in cancellation allowance	(6,179)	(11,923)
Change in non-controlling interest	137,226	—
Effect of foreign currency and other	(23,722)	50,696
Adoption of FIN 46R
Change in cancellation allowance	135,313	—
Record trust investments at market	49,054	—
Reclassification of non-controlling interest	(1,229,520)	—
Removal of third-party executory contracts	(120,334)	—
Trust reconciliation project	(56,991)	—

Ending balance – Deferred preneed funeral revenues	$486,191	$1,612,347

     An allowance for contract cancellation is provided based on historical experience. However, the amount has decreased since the implementation of FIN 46R, as the Company no longer provides an allowance for the deferred preneed funeral revenues now included in Non-controlling interest in funeral and cemetery trusts.

     During 2004, the Company completed its verification and reconciliation of deferred preneed funeral revenues. As a result of this project, the Company reduced deferred revenues by $56,991 related to contracts that had been fulfilled or cancelled prior to December 31, 2004. See note two to the consolidated financial statements for additional information about the trust reconciliation project.

Insurance Funded Preneed Funeral Contracts

     Not included in the consolidated balance sheet are insurance funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. The net amount of these contracts was previously included in Preneed funeral receivables and trust investments with a corresponding liability in Deferred preneed funeral revenues. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

NOTE SIX

Preneed Cemetery Activities

     The Company sells price-guaranteed preneed cemetery contracts providing for future property interment rights, merchandise or services in advance of need at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting, pursuant to applicable law. Effective March 31, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see note four to the consolidated financial statements. When the Company receives payments from the customer, the Company deposits the amount required by law into the trust and reclasses the corresponding amount from Deferred preneed cemetery revenues into Non-controlling interest in funeral and cemetery trusts. The Company deposited $104,250 into and withdrew $90,864 from the trusts during the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R).

     Direct selling costs related to preneed cemetery contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding revenue when recognized. Deferred selling costs related to preneed cemetery contracts were $212,397 and $211,025 as of December 31, 2004 and 2003, respectively.

Preneed Cemetery Receivables and Trust Investments

     Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at December 31, 2004 and 2003 are as follows:

	December 31, 2004	December 31, 2003
Receivables due from trust assets, at cost	$—	$862,265
Trust investments, at market	1,033,400	—
Receivables from customers	483,946	522,079
Unearned finance charges	(75,488)	(75,785)

	1,441,858	1,308,559
Allowance for cancellation	(39,108)	(225,524)

Preneed cemetery receivables and trust investments	$1,402,750	$1,083,035

     Interest rates on cemetery contracts ranged from 3.5% to 15.7% for both periods presented. The average term of a financed preneed cemetery contract is approximately 5.0 years.

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

     The activity in Preneed cemetery receivables and trust investments for the years ended December 31 is as follows:

	2004	2003
Beginning balance – Preneed cemetery receivables and trust investments, net	$1,083,035	$1,163,457
Net sales including deferred and recognized revenue	337,710	364,913
Dispositions of businesses	(21,531)	(10,806)
Net investment earnings	32,869	5,468
Cash receipts from customers, net of refunds	(385,350)	(455,043)
Deposits to trust	128,536	127,249
Maturities, deliveries and associated earnings	(120,216)	(117,605)
Change in cancellation allowance	17,772	(17,466)
Adoption of FIN 46R:
Change in cancellation allowance	169,728	—
Record trust investments at market	77,169	—
Reclassification of debt associated with certain trust investments	27,680	—
Consolidation of not-for-profit cemeteries	49,980	—
Effect of foreign currency and other	5,368	22,868

Ending balance – Preneed cemetery receivables and trust investments, net	$1,402,750	$1,083,035

     The cost and market values associated with the cemetery merchandise and service trust investments at December 31, 2004 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Market reflects the fair market value of securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate alternative investments). The market value of cemetery trust investments was based primarily on quoted market prices at December 31, 2004. The Company periodically evaluates investments for other-than-temporary impairment. As a result of the Company’s most recent review at December 31, 2004, the Company recorded an adjustment to cost of $11,928 for the unrealized losses related to certain private equity and other investments. The adjustment to cost is included in realized losses included in Other income, net and is offset by a corresponding amount in the interest expense related to non-controlling interest in cemetery trust investments, which is also included in Other income, net. See note eight to the consolidated financial statements for further information related to non-controlling interest in cemetery trust investments. The Company believes the remaining unrealized losses of $1,087 related to trust investments are temporary in nature.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and cash equivalents	$123,311	$—	$—	$123,311
Fixed income securities:
U.S. Treasury	91,535	7,944	(93)	99,386
Foreign government	14,970	893	—	15,863
Corporate	13,122	1,076	(13)	14,185
Mortgage-backed	192,009	16,732	(215)	208,526
Asset-backed and other	20,397	1,806	(21)	22,182
Equity securities:
Common stock	254,284	24,048	(322)	278,010
Mutual funds:
Equity	153,946	20,886	(107)	174,725
Fixed income	46,700	1,278	(316)	47,662
Private equity and other	46,196	3,354	—	49,550

Trust investments	$956,470	$78,017	$(1,087)	$1,033,400

Market value as a percentage of cost				108%

     Maturity dates of the fixed income securities range from 2005 to 2041. Maturities of fixed income securities at December 31, 2004 are estimated as follows:

Market
Due in one year or less	$34,672
Due in one to five years	61,504
Due in five to ten years	81,096
Thereafter	182,870

$360,142

     During the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities included in trust investments were $837,867 and $829,290, respectively. These sale transactions resulted in $80,944 and $50,402 of realized gains and realized losses, respectively for the nine months ended December 31, 2004. The Company uses the FIFO method to determine the cost of cemetery trust available-for-sale securities sold during the period.

     Earnings from these trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered or upon cancellation for the amount the Company is entitled to retain. Recognized earnings related to these trust investments were $8,527, $9,093 and $8,165 for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

Deferred Preneed Cemetery Revenues

     At December 31, 2004, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future preneed cemetery revenues including distributed trust investment earnings associated with unperformed trust funded preneed cemetery contracts that are not held in trust accounts. Future contract revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts. At December 31, 2003 and prior to the implementation of FIN 46R, Deferred preneed cemetery revenues represent the original price of a trust funded preneed cemetery contract plus the net trust investment earnings.

     The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2004	2003
Beginning balance – Deferred preneed cemetery revenues, net	$1,575,352	$1,629,540
Net preneed and atneed deferred sales	256,635	215,660
Dispositions of businesses	(17,636)	(43,106)
Net investment earnings	35,748	14,688
Maturities, deliveries and associated earnings	(276,023)	(220,119)
Change in cancellation allowance	(12,946)	(18,718)
Change in non-controlling interest	(77,873)	—
Effect of foreign currency and other	7,905	(2,593)
Adoption of FIN 46R
Change in cancellation allowance	141,502	—
Record trust investments at market	75,590	—
Reclassification to non-controlling interest	(925,685)	—
Consolidation of not-for-profit cemeteries	43,451	—
Cemetery verification project	(24,955)	—

Ending balance – Deferred preneed cemetery revenues, net	$801,065	$1,575,352

     An allowance for contract cancellation is provided based on historical experience. As a result of the implementation of FIN 46R, the Company no longer provides an allowance for the deferred preneed cemetery revenues now included in Non-controlling interest in funeral and cemetery trusts.

     During 2004, the Company began its cemetery contract verification project to determine whether actual delivery related to cemetery merchandise and services had been processed in the Company’s accounting system. As a result of this project, the Company removed deferred revenues of $24,955 related to merchandise and services that had been delivered or performed in prior periods. See note two to the consolidated financial statements for additional information about the cemetery contract verification project.

NOTE SEVEN

Cemetery Perpetual Care Trusts

     The Company is required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in perpetual care trusts. The Company deposited $16,118 into and withdrew $24,506 from trusts during the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R).

     The cost and market values associated with trust investments held in perpetual care trusts at December 31, 2004 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Market reflects the fair market value of securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The market value of perpetual care trusts was based primarily on quoted market prices at December 31, 2004. The Company periodically evaluates investments for other-than-temporary impairments. As a result of its most recent review at December 31, 2004, the Company recorded an adjustment to cost of $1,072 for the unrealized losses related to certain private equity and other investments. The adjustment to cost is included in realized losses included in Other income, net and is offset by a corresponding amount in the interest expense related to non-controlling interest in perpetual care trust investments, which is also included in Other income, net. See note eight to the consolidated financial statements for further information related to non-controlling interest in perpetual care trust investments. The Company believes the remaining unrealized losses of $1,241 related to trust investments are temporary in nature.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and cash equivalents	$33,444	$—	$—	$33,444
Fixed income securities:
U.S. Treasury	25,688	1,764	(1)	27,451
Foreign government	30,265	1,666	(5)	31,926
Corporate	87,425	4,592	(2)	92,015
Mortgage-backed	131,541	6,988	(2)	138,527
Asset-backed	40,757	2,166	(1)	42,922
Equity securities:
Preferred stock	13,208	1,210	(43)	14,375
Common stock	93,748	6,544	(171)	100,121
Mutual funds:
Equity	43,843	3,088	(159)	46,772
Fixed income	145,428	6,266	(448)	151,246
Private equity and other	48,542	2,116	(409)	50,249

Perpetual care trust investments	$693,889	$36,400	$(1,241)	$729,048

Market value as a percentage of cost				105%

     Maturity dates of the fixed income securities range from 2005 to 2041. Maturities of fixed income securities at December 31, 2004 are estimated as follows:

Market
Due in one year or less	$3,443
Due in one to five years	77,567
Due in five to ten years	64,648
Thereafter	187,183

$332,841

     During the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities in the perpetual care trusts were $754,446 and $771,791, respectively. These sales transactions resulted in $34,364 and $8,019 of realized gains and realized losses, respectively. The Company uses the FIFO method to determine the cost of perpetual care trusts available-for-sale securities sold during the period.

     Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $32,053, $31,018, and $24,676 for the twelve months ended December 31, 2004, 2003, and 2002, respectively.

NOTE EIGHT

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

Non-Controlling Interest in Perpetual Care Trusts

     The Non-controlling interest in perpetual care trusts reflected in the consolidated balance sheet represents the cemetery perpetual care trusts, net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see note four to the consolidated financial statements.

     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts in the Company’s consolidated balance sheet at December 31, 2004 are detailed below.

				Cemetery
	Preneed	Preneed		perpetual
	funeral	cemetery	Total	care
Trust investments, at market value	$1,125,121	$1,033,400	$2,158,521	$729,048
Less:
Debt associated with certain trust investments	31,800	27,367	59,167	17,759
Accrued trust operating payables, deferred taxes and other	1,027	2,475	3,502	6,377

	32,827	29,842	62,669	24,136

Non-controlling interest	$1,092,294	$1,003,558	$2,095,852	$704,912

Debt Associated with Certain Trusts Consolidated by the Company

     Certain trusts consolidated with the adoption of FIN 46R and recorded in Preneed funeral receivables and trust investments, Preneed cemetery receivables and trust investments and Cemetery perpetual care trust investments have indirect interests in real estate partnerships. These partnerships have incurred indebtedness of $76,926 that is included in Other liabilities in the consolidated balance sheet at December 31, 2004. The trusts’ obligation on this indebtedness is limited to their investment in the respective partnerships. The debt has interest rates ranging from 4.9% to 8.5% and maturities between 2011 and 2015.

Other income, net

     The components of Other income, net in the Company’s consolidated statement of operations for the twelve months ended December 31, 2004 are detailed below. See notes four through seven to the consolidated financial statements for further discussion of the amounts related to the funeral, cemetery and perpetual care trusts.

			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
Realized gains	$89,347	$80,944	$34,364	$—	$204,655
Realized losses	(56,851)	(62,330)	(9,092)	—	(128,273)
Interest, dividend and other ordinary income	13,709	18,622	26,456	—	58,787
Trust expenses and income taxes	(5,775)	(7,422)	(7,282)	—	(20,479)

Net trust investment income	40,430	29,814	44,446	—	114,690
Interest expense related to non- controlling interest in funeral and cemetery trust investments	(40,430)	(29,814)	—	—	(70,244)
Interest expense related to non- controlling interest in perpetual care trust investments	—	—	(44,446)	—	(44,446)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	16,110	16,110

Total other income, net	$—	$—	$—	$16,110	$16,110

     Amounts included in other income within Other income, net primarily relate to foreign currency gains and losses, interest income on notes receivable and override commissions from a third party insurance company.

NOTE NINE

Goodwill

     The changes in the carrying amounts of goodwill for the Company’s funeral and cemetery segments are as follows:

	Funeral
	Segment	Cemetery Segment	Total
Balance as of December 31, 2002	$1,182,271	$1,907	$1,184,178
Goodwill reduction related to disposition programs	(11,663)	—	(11,663)
Effect of foreign currency and other	22,530	377	22,907

Balance as of December 31, 2003	$1,193,138	$2,284	$1,195,422
Goodwill increase related to acquisitions	1,842	—	1,842
Goodwill reduction related to disposition programs	(34,887)	(127)	(35,014)
Effect of foreign currency and other	6,564	226	6,790

Balance as of December 31, 2004	$1,166,657	$2,383	$1,169,040

     In accordance with SFAS 142, the Company, effective January 1, 2002, recognized a charge reflected as a cumulative effect of an accounting change of $135,560 (net of applicable taxes) or $.46 per diluted share related to the impairment of goodwill in its North America cemetery reporting unit.

NOTE TEN

Income Taxes

     The provision or benefit for income taxes includes United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

     Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes for the years ended December 31 is as follows:

	2004	2003	2002
			(Restated)
			Note 2
United States	$64,532	$5,765	$(192,157)
Foreign	46,266	105,454	72,307

	$110,798	$111,219	$(119,850)

     Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2004	2003	2002
			(Restated)
			Note 2
Current:
United States	$(27,916)	$2,050	$(127,426)
Foreign	3,257	18,243	(15,161)
State and local	(786)	4,306	(1,498)

	$(25,445)	$24,599	$(144,085)
Deferred:
United States	$9,612	$1,237	$86,576
Foreign	12,362	7,880	21,759
State and local	(2,742)	(5,050)	(1,942)

	$19,232	$4,067	$106,393

	$(6,213)	$28,666	$(37,692)

     The Company made income tax payments on continuing operations of approximately $10,761, $14,462 and $8,920 excluding income tax refunds of $2,566, $97,724 and $63,547 for the years ended December 31, 2004, 2003 and 2002, respectively. Net tax (payments) refunds of $(8,195), $83,262 and $54,627 include refunds of approximately $1,372, $950 and $21,962 related to losses on sales of investments and refunds of approximately $0, $93,569 and $35,306 related to approval of a change in tax accounting method for years 2004, 2003 and 2002, respectively.

     The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended December 31 were as follows:

	2004	2003	2002
			(Restated)
			Note 2
Computed tax provision (benefit) at the applicable federal statutory income tax rate	$38,779	$38,927	$(41,948)
State and local taxes, net of federal income tax benefits	(2,293)	(484)	(2,236)
Dividends received deduction and tax exempt interest	(588)	(471)	(638)
Foreign jurisdiction tax rate difference	553	(5,893)	(8,333)
Foreign net operating loss utilization	—	—	(9,811)
Write down of assets and other losses with no tax benefit.	(6,915)	119	28,554
Tax benefit associated with dispositions	(34,297)	(3,350)	—
Other	(1,452)	(182)	(3,280)

Provision (benefit) for income taxes	$(6,213)	$28,666	$(37,692)

Total effective tax rate	(5.6)%	25.8%	31.4%

     Deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2004	2003
Inventories and cemetery property, principally due to purchase accounting adjustments	$403,008	$420,996
Property, plant and equipment, principally due to depreciation and to purchase accounting adjustments	27,418	96,674
Goodwill, principally due to amortization	38,566	24,026
Receivables, principally due to sales of cemetery interment rights and related products	66,229	1,482
Deferred taxes in other comprehensive income	—	38,388
Other	50,128	105,274

Deferred tax liabilities	585,349	686,840

Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	(108,037)	(109,390)
Accrued liabilities	(68,604)	(119,174)
Loss and tax credit carry-forwards	(180,122)	(109,113)

Deferred tax assets	(356,763)	(337,677)

Valuation allowance	43,908	35,859

Net deferred income taxes	$272,494	$385,022

     Reclassifications have been made between the 2003 components of deferred taxes to more clearly reflect the significant components of deferred tax assets and liabilities. The 2004 increase in valuation allowance is due to a $3,059 valuation allowance set up in 2004 on tax losses in foreign jurisdictions, a $3,541 valuation on federal losses, and an increase of $1,448 valuation allowance on state operating losses.

     Current refundable income taxes and current deferred tax assets are included in Other current assets, while long-term deferred tax assets are included in Deferred charges and other assets in the consolidated balance sheet. Current taxes payable and current deferred tax liabilities are reflected as Income taxes in the consolidated balance sheet and long-term tax liabilities are included in Other liabilities in the consolidated balance sheet. The Company has tax receivables of $30,461 and $3,844 at December 31, 2004 and 2003, respectively. The Company has long-term tax liabilities of $104,981 and $92,585 at December 31, 2004 and 2003, respectively.

     At December 31, 2004 and 2003, United States income taxes had not been provided on $77,112 and $147,720, respectively, of the remaining undistributed earnings of foreign subsidiaries since it is the Company’s intent not to remit these earnings. The Company intends to permanently reinvest these undistributed foreign earnings in those businesses outside the United States and, therefore, has not provided for U.S. income taxes on such earnings. The amount at December 31, 2003 included $102,864 of undistributed earnings of the French operations that were sold in March 2004.

     In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company is in the process of evaluating whether it will repatriate earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated; therefore, as provided for in FAS 109-2, deferred tax liabilities have not been adjusted. The Company estimates the range of possible amounts of unremitted earnings under consideration is between $0 and $2,276. If the maximum amount of $2,276 were to be repatriated, the Company would accrue tax expense of approximately $434.

     The Company maintains accruals for tax liabilities that relate to uncertain potential tax matters in numerous countries. If these tax matters are unfavorably resolved, the Company will make any required payments to tax authorities or adjust the deferred tax asset. If these tax matters are favorably resolved, the accruals maintained by the Company will no longer be required and these amounts will be reversed through the tax provision as a non-cash credit at the time of resolution.

     Various subsidiaries have foreign, federal and state carry-forwards of $1,225,951 with expiration dates through 2024. The Company has tax credits of $8,686 with expiration dates through 2024. The Company believes that some uncertainty exists with respect to future realization of certain state, federal, and foreign loss carry-forwards; therefore, a valuation allowance has been established for those carry-forwards where uncertainty exists. The valuation allowance is primarily attributable to state net operating losses and is due to complexities of the various state laws restricting state net operating loss utilization.

     The loss carry-forwards will expire as follows:

	Federal	State	Foreign	Total
2005	$2,367	$3,402	$333	$6,102
2006	2,218	19,920	2,525	24,663
2007	1,929	7,264	7,706	16,899
2008	—	11,400	140	11,540
2009	1,959	652	1	2,612
Thereafter	271,075	878,771	14,289	1,164,135

Total	$279,548	$921,409	$24,994	$1,225,951

NOTE ELEVEN

Debt

     Debt as of December 31, 2004 and 2003 was as follows:

	December 31,	December 31,
(Dollars in thousands)	2004	2003

7.375% notes due April 2004	$—	$111,190
8.375% notes due December 2004	—	50,797
6.0% notes due December 2005	63,801	272,451
7.2% notes due June 2006	150,000	150,000
6.875% notes due October 2007	143,475	143,475
6.5% notes due March 2008	195,000	195,000
6.75% convertible subordinated notes due 2008, conversion price of $6.92 per share	—	312,694
7.7% notes due April 2009	358,266	358,266
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	30,853	38,368
Mortgage notes and other debt, maturities through 2050	48,194	63,597
Deferred charges	(41,256)	(49,594)

Total debt	1,253,960	1,701,871
Less current maturities	(75,075)	(182,682)

Total long-term debt	$1,178,885	$1,519,189

     The Company’s consolidated debt had a weighted average interest rate of 7.02% and 6.95% at December 31, 2004 and December 31, 2003, respectively. Approximately 99% of the total debt had a fixed interest rate at December 31, 2004 and December 31, 2003.

     The aggregate maturities of debt for the five years subsequent to December 31, 2004 are as follows:

2005	$75,075
2006	163,792
2007	150,152
2008	200,810
2009	359,019
2010 and thereafter	305,112

$1,253,960

Bank Credit Agreements

     The Company’s bank credit agreement, which was executed on August 11, 2004, provides a total lending commitment of $200,000, including a sub-limit of $175,000 for letters of credit. The agreement, which matures August 2007, replaces a $185,000 facility that was scheduled to expire in July 2005. The new bank credit facility provides the Company with greater flexibility in terms of acquisitions, dividends and share repurchases. It is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this facility. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the agreement, including extensions, and totaled a maximum potential amount of $66,985 at December 31, 2004, as noted below. The facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements and certain cash distribution restrictions. Interest rates for the outstanding borrowings will be based on various indices as determined by the Company. The Company also will pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%. The Company had no borrowings under the bank credit agreement at either December 31, 2004 or December 31, 2003; however, the Company used the credit agreement sublimit to issue letters of credit in the amounts of $66,985 and $69,815 at December 31, 2004 and December 31, 2003, respectively.

Debt Issuances and Additions

     In connection with $250,000 of senior unsecured 6.75% notes due April 1, 2016, issued on April 14, 2004 in an unregistered offering, the Company filed a registration statement on September 2, 2004 with the Securities and Exchange Commission pursuant to a Registration Rights Agreement.

Debt Extinguishments and Reductions

     In connection with the classification of the Company’s Argentina operations as discontinued operations, approximately $9,694 at December 31, 2003 was reclassified from mortgage notes and other debt to Noncurrent liabilities of discontinued operations in the consolidated balance sheet. As a result of terms and conditions from the sale transaction entered into in 2005, the notes, approximating $9,000, will survive the sale and are recorded as mortgage notes and other debt at December 31, 2004. For additional information regarding this matter, see note twenty-one to the consolidated financial statements.

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

Additional Debt Disclosures

     At December 31, 2004 and December 31, 2003, the Company had deposited $26,707 and $95,325, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. They are included in Deferred charges and other assets in the consolidated balance sheet. As of March 10, 2005, the Company had approximately $12,500 deposited in these restricted, interest-bearing accounts. During the year certain litigation was settled with the escrow amounts of $135,000. Included in Deferred charges are the unamortized pricing discounts, totaling to $15,467 and $18,195 at December 31, 2004 and 2003, respectively and relate to the September 2002 exchange offering of the 7.7% notes due in 2009.

     The Company had assets of approximately $24,580 and $35,205 pledged as collateral for the mortgage notes and other debt at December 31, 2004 and 2003, respectively. Included in mortgage notes and other debt, the Company had capital lease obligations totaling $1,120 and $25,438 at December 31, 2004 and 2003. Approximately $24,194 of the capital lease obligations reported at December 31, 2003 were related to vehicles in the Company’s France operations.

     Cash interest payments for the three years ended December 31 were as follows:

2004	$111,016
2003	$136,691
2002	$158,585

Cash interest payments forecasted for the five years subsequent to December 31, 2004 are as follows:

2005	$94,998
2006	$83,150
2007	$74,834
2008	$55,467
2009	$33,746
2010 and thereafter	$156,405

NOTE TWELVE

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

     The Company also executed certain forward exchange contracts during the first half of 2004, having an aggregate notional value of GBP 22,436 and a corresponding notional value of $41,334, relating to the ultimate sale of its minority investment in and the repayment of its note receivable from a funeral and cemetery company in the United Kingdom. On April 8, 2004, the Company received the expected proceeds and settled these derivative instruments, recognizing a gain of $198, which was recorded in Other income, net in the consolidated statement of operations during the twelve months ended December 31, 2004.

     The Company was not a party to any derivative instruments at December 31, 2004 or 2003.

NOTE THIRTEEN

Credit Risk and Fair Value of Financial Instruments

Fair Value Estimates

     The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral contracts and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The carrying value of other notes receivable approximates the fair value. At December 31, 2004 and 2003, other notes receivable, net, included in Receivables, net totaled $3,339 and $6,855, respectively and included in Deferred charges and other assets in the consolidated balance sheet, totaled $41,302 and $50,546, respectively.

     The fair values of the Company’s debt at December 31 were as follows:

	2004	2003
7.375% notes due April 2004	$—	$112,858
8.375% notes due December 2004	—	52,194
6.0% notes due 2005	64,997	277,900
7.2% notes due 2006	156,188	157,125
6.875% notes due 2007	149,752	149,573
6.5% notes due 2008	200,850	202,800
6.75% convertible subordinated notes due 2008, conversion price of $6.92	—	329,892
7.7% notes due 2009	385,136	387,823
6.95% amortizing notes due 2010	2,708	3,577
7.875% debentures due 2013	60,494	57,157
6.75% notes due 2016	255,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	30,223	38,176
Mortgage notes and other debt, maturities through 2050	49,123	60,040
Total fair value of debt	$1,354,471	$1,829,115

     The fair values of the Company’s long-term, fixed rate and convertible debt securities were estimated using market conditions for those securities or for other securities having similar terms and maturities. Mortgage notes and other debt have been reported at face value because of the diverse terms and conditions and non-trading nature of these notes.

Credit Risk Exposure

     The Company’s cash deposits, some of which exceed insured limits, were distributed among various regional and national banks in the jurisdictions in which the Company operates. In addition, the Company regularly invests excess cash in financial instruments, which are not insured, such as money-market funds and Eurodollar time deposits, that are offered by a variety of reputable financial institutions and commercial paper that is offered by corporations with high quality credit ratings. The Company believes that the credit risk associated with such instruments is minimal.

     The Company grants credit to customers in the normal course of business. The credit risk associated with funeral, cemetery and preneed funeral and preneed cemetery receivables due from customers is generally considered minimal because of the diversification of the customers served. Furthermore, bad debts have not been significant relative to the volume of deferred revenues. Customer payments on preneed funeral or preneed cemetery contracts that are either placed into state regulated trusts or used to pay premiums on life insurance contracts generally do not subject the Company to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

NOTE FOURTEEN

Commitments and Contingencies

Leases

     The Company’s leases principally relate to funeral home facilities and transportation equipment. The majority of the Company’s operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Rental expense for these leases was $69,279, $77,133 and $89,291 for the years ended December 31, 2004, 2003, and 2002, respectively. Included in 2004 is $3,929 expense related to cumulative effect of prior period adjustments due to to the restatement of operating leases. See note two to the consolidated financial statements for additional information. As of December 31, 2004, future minimum lease payments for operating and capital leases exceeding one year are as follows:

	Operating	Capital
2005	$36,002	$1,116
2006	29,495	215
2007	25,372	34
2008	19,843	9
2009	15,078	—
2010 and thereafter	86,907	—

Subtotal	212,697	1,374
Less: Subleases	(2,556)	—

Total	$210,141	$1,374

Less: interest on capital leases		(58)

Total principal payable on capital leases		$1,316

Purchase Commitments

     The Company entered into a purchase agreement for its North America operations with a major casket manufacturer, having an original minimum commitment of $750,000 for a six-year period that expired at the end of 2004. The agreement contained provisions for annual price adjustments and provided for a one-year extension period to December 31, 2005 in which the Company is allowed to satisfy any remaining commitment that exists at the end of the original term. The Company elected to extend the contract to December 31, 2005 in order to satisfy its minimum commitment. In January 2005, the Company amended its original purchase agreement. This amendment allows the Company to continue purchasing caskets through 2006 subject to price increase limitations. During 2004, the Company made minimum purchases of approximately $106,275 under this purchase agreement, and at December 31, 2004, the remaining commitment was $121,707.

Management, Consulting and Non-Competition Agreements

     The Company has entered into management, employment, consulting and non-competition agreements, generally for five to ten years, with certain officers and employees of the Company and former owners of businesses acquired. The Company has modified several of the above agreements as part of cost rationalization programs (see note twenty to the consolidated financial statements). During the years ended December 31, 2004, 2003, and 2002, the Company recognized expense of $40,448, $45,766 and $56,878, respectively, related to these agreements. At December 31, 2004, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

	Management
	and		Non-
	employment	Consulting	competition	Total
2005	$7,918	$1,464	$21,484	$30,866
2006	2,220	1,340	15,439	18,999
2007	977	363	8,676	10,016
2008	431	357	3,413	4,201
2009	56	264	1,941	2,261
2010 and thereafter	112	198	4,050	4,360

Total	$11,714	$3,986	$55,003	$70,703

Contingent Purchase Obligations

     In connection with certain acquisitions made by the Company’s South America operations, the Company entered into contingent purchase obligations with certain former owners of those businesses. According to the agreements, the Company was required to pay additional consideration between 2003 and 2005, based on the results of operations, as defined. At December 31, 2003, the estimated $53,000 obligation was recorded in Other liabilities in the consolidated balance sheet. In 2004, the Company paid $51,749 to satisfy this obligation.

Representations and Warranties

     The Company has contingent obligations of $56,316 resulting from the Company’s international asset sales and joint venture transactions. In some cases, the Company has agreed to guarantee certain representations and warranties with such disposition transactions with letters of credit or interest bearing cash investments. The Company has interest bearing cash investments of $11,836 included in Deferred charges and other assets collateralizing certain of these contingent obligations. The Company believes it is not probable that it will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.

     In March 2004, the Company sold its funeral operations in France to a newly formed, third party company. As a result of this sale, the Company recognized $35,768 of contractual obligations related to representations, warranties, and other indemnifications in accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This $35,768 represents the following:

			Maximum Potential	Carrying
	Contractual		Amount of Future	Value of
	Obligation	Time Limit	Payments	December 31, 2004
Tax reserve liability	$18,610	December 31, 2007	2004 €125 Million	$17,200
			2005 €100 Million
			2006 €30 Million
Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	6,775
Employee litigation provision	6,512	December 31, 2006 (for all claims other than those relating to tax and social security matters) one month after expiration of the statutory period of limitations for tax and social security matters.	(2)	6,512
VAT taxes	3,882	One month after the expiration of statutory period of limitations	(1)	3,882
Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	3,381

Total	$40,150			$37,750
Less: Deductible of majority equity owner	$(4,382 35,768)			$(4,382 33,368)

(1)	The potential maximum exposure for these two items combined is €20 million.

(2)	The potential maximum exposure for these two items combined is €40 million.

Litigation

     The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of March 11, 2005.

     Conley Investment Counsel v. Service Corporation International, et al; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the 2003 Securities Lawsuit). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits—Edgar Neufeld v. Service Corporation International, et.al,; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et. al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et. al.; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants the Company and several of the Company’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and gravesites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. Since the action is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company intends to aggressively defend itself in the 2003 Securities Lawsuit.

     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International.; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740 (Hijar Lawsuit). The Hijar Lawsuit is a putative state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from the Company or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related rules (Rules) required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make required disclosures of markups resulted in fraud and other legal claims. The Company believes that the plaintiffs’ interpretation of the Rules is incorrect. The Hijar Lawsuit seeks to recover an unspecified amount of monetary damages.

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

     Mary Louise Baudino, et al v. Service Corporation International, et al; The plaintiffs’ counsel in the Hijar Lawsuit initiated an arbitration claim raising similar issues in California and filed in November 2004 a case styled Mary Louise Baudino, et al v. Service Corporation International, et al; in Los Angeles County Superior Court; Case No. BC324007 (Baundino Lawsuit). The Baundino Lawsuit makes claims similar to those made in the Hijar lawsuit. However, the Baundino Lawsuit seeks a nation-wide class of plaintiffs. The Baundino Lawsuit is in its early stages and no discovery has been conducted. The ultimate outcome of the Baudino Lawsuit cannot be determined at this time. However, the Company intends to aggressively defend this lawsuit.

     T. Rowe Price Balanced Fund, Inc., et al v. Service Corporation International, et al; No. 2004-629637; In the 270th Judicial District Court, Harris County, Texas, filed June 7, 2004. On December 20, 2004, the Company announced that it had reached a settlement of the securities lawsuit filed by T. Rowe Price and various of its related entities pending against the Company and certain of its current and former officers. T. Rowe Price had opted out of the previously announced settlement of the securities class action lawsuit that had been pending against the Company since January 1999. T. Rowe Price filed a separate lawsuit in Texas state court in June 2004.

     Under the terms of the settlement, the Company paid a total of $14.8 million, of which $2.0 million had already been recognized and paid into escrow in conjunction with the class action settlement. As a result, the Company paid and recognized litigation expenses of $12.8 million on a pretax basis in the fourth quarter of 2004. This settlement brings to a close all material litigation related to the Company’s 1999 securities class action lawsuit.

NOTE FIFTEEN

Stockholders’ Equity
(All shares reported in whole numbers)

Share Authorization

     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2004 and 2003. At December 31, 2004 and 2003, respectively, 500,000,000 common shares of $1 par value were authorized. The Company had 323,225,352 and 302,039,871 shares issued and outstanding, net of 18,502,478 and 2,469,445 shares held in treasury at par.

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

Stock Benefit Plans

     The Company has benefit plans whereby shares of the Company’s common stock may be issued pursuant to the exercise of stock options granted to officers and key employees. The Company’s Amended 1996 Incentive Plan reserves 24,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock and other stock based awards to officers and key employees of the Company. The Company’s 1996 Non-qualified Incentive Plan reserves 8,700,000 shares of common stock for outstanding and future awards of nonqualified stock options to employees who are not officers of the Company.

     The benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company’s common stock. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Company’s Compensation Committee of the Board of Directors.

     At December 31, 2004 and 2003, respectively, 4,034,123 and 4,499,123 options were outstanding with alternative vesting methods. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging from eight to ten years from grant date. At December 31, 2004 and 2003, 3,748,668 and 4,623,605, respectively, were reserved for future option grants under all stock option plans.

     The following tables set forth certain stock option information:

		Weighted average
	Options	exercise price
Outstanding at December 31, 2001	29,949,264	$13.18
Granted	5,699,100	4.32
Exercised	(42,633)	4.38
Canceled	(2,820,584)	12.51

Outstanding at December 31, 2002	32,785,147	11.63
Granted	0	0
Exercised	(382,295)	3.70
Canceled	(1,303,735)	25.67

Outstanding at December 31, 2003	31,099,117	$10.77
Granted	655,650	6.81
Exercised	(2,556,573)	4.06
Canceled	(1,526,678)	15.75

Outstanding at December 31, 2004	27,671,516	10.77
Exercisable at December 31, 2002	18,978,664	$14.81

Exercisable at December 31, 2003	23,629,825	$10.76

Exercisable at December 31, 2004	25,423,111	$11.14

	Options outstanding			Options exercisable
	Number	Weighted-average		Number
Range of	outstanding at	remaining	Weighted-average	Exercisable at	Weighted-average
Exercise price	December 31, 2004	contractual life	Exercise price	December 31, 2004	Exercise price
$ 0.00 — 4.00	8,559,568	3.9	$3.39	8,052,619	$3.42
4.01 — 6.00	5,776,247	3.9	4.83	4,781,241	4.78
6.01 — 9.00	3,778,400	3.7	6.68	3,136,950	6.66
9.01 — 15.00	2,961,388	2.5	13.75	2,961,388	13.75
15.01 — 21.00	2,554,078	2.5	18.94	2,554,078	18.94
21.01 — 38.00	4,041,835	0.9	31.35	3,936,835	31.17

$ 0.00 — 38.00	27,671,516	3.2	$10.77	25,423,111	$11.14

     Since all of the Company’s option grants have been at market value on the dates of each grant, the Company has not recognized compensation expense on stock options under its accounting policy using the intrinsic value method. On July 1, 2005, the Company will adopt SFAS 123R, which requires the use of the fair value method of valuing stock options.

     Restricted shares awarded under the Amended 1996 Incentive Plan were 427,800 in 2004. The weighted average fair market value per share at the date of grant of shares granted was $6.81. No restricted shares were issued during 2003 and 2002. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital and excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2004, the unamortized amount was $2,022. The Company recognized compensation costs of $889 in 2004 and $0 in 2003 and 2002.

     Under the Company’s 2001 Stock Plan for Non-Employee Directors, non-employee directors may elect to receive an award of restricted stock annually through the year 2005. The annual award cannot exceed 15,000 shares of common stock per director and vests after one year of service. No shares were issued under this stock plan in 2004 or 2003. In 2002, each non-employee director was awarded 10,000 shares of common stock. A total of 100,000 shares of restricted stock were awarded at a fair value of $4.25.

     The Company’s Director Fee Plan allows for compensation to non-employee directors to be partially paid in common stock. In 2004, 2003, and 2002, respectively, 68,586; 155,560; and 45,108 shares of common stock were granted under the Director Fee Plan. Certain directors, as permitted in the plan agreement, have elected to defer the issuance of stock granted under this plan. In 2004, 2003, and 2002, respectively, 39,192; 60,614; and 21,724 shares were reserved for future issuance under this plan. In 2004, 5,012 previously deferred shares were issued. The Company recognized compensation costs of $770, $565 and $252 during the twelve months ended December 31, 2004, 2003 and 2002, respectively.

Accumulated Other Comprehensive Loss

     The Company’s components of accumulated other comprehensive loss at December 31 are as follows:

	Foreign
	currency	Minimum pension
	translation	liability	Unrealized gains	Accumulated other
	adjustment	adjustment	and losses	comprehensive loss
Balance at December 31, 2001	$(261,846)	$(29,353)	$—	$(291,199)
Activity in 2002	43,776	(7,202)	—	36,574
Reclassification for translation adjustment realized in net loss	47,479	—	—	47,479

Balance at December 31, 2002	$(170,591)	$(36,555)	—	$(207,146)
Activity in 2003	92,507	2,956	—	95,463

Balance at December 31, 2003	$(78,084)	$(33,599)	—	$(111,683)
Activity in 2004	(9,242)	33,599	—	24,357
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(9,370)	(9,370)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	9,370	9,370
Reclassification for translation adjustment realized in net income	49,006	—	—	49,006

Balance at December 31, 2004	$(38,320)	$—	$—	$(38,320)

     The reclassification adjustment of $49,006 during the year ended December 31, 2004 relates to the sale of the Company’s interest in its French operations and includes an associated deferred tax asset of $59,662. Included in the Foreign currency translation adjustment of December 31, 2004 are net currency losses of $67,213 related to discontinued operations of the Company’s Argentina operations held for sale at December 31, 2004. The reclassification adjustment of $47,479 during the year ended December 31, 2002 relates to the sale of the Company’s interest in its United Kingdom operations.

     The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive loss. Income taxes are generally not provided for foreign currency translation.

     The minimum pension liability adjustment for the year ended December 31, 2004 of $33,599 is net of deferred taxes of $21,274. The minimum pension liability adjustment for the year ended December 31, 2003 of $2,956 is net of deferred taxes of $1,872. The minimum pension liability adjustment for the year ended December 31, 2002 of $7,202 is net of deferred taxes of $4,560.

Share Repurchase Program

     During 2004, the Company announced a share repurchase program authorizing the investment of up to $200,000 to repurchase its common stock. The Company, subject to market conditions and normal trading restrictions, makes purchases in the open market or through privately negotiated transactions. During 2004, the Company repurchased 16,725,372 shares of common stock at a cost of $110,258.

     Subsequent to December 31, 2004, the Company announced the authorization of an additional investment of up to $100,000 to repurchase its common stock.

NOTE SIXTEEN

Retirement Plans

     The Company has a non-contributory, defined benefit pension plan covering approximately 36% of United States employees (US Pension Plan), a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for certain non-employee directors (Directors’ Plan). The Company also has established a 401(k) employee savings plan.

     Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors’ Plan. As these plans have been frozen, the participants do not earn additional benefit from additional years of service and the Company does not incur new service cost subsequent to 2000.

     Retirement benefits for the US Pension Plan are generally based on years of service and compensation. This contribution is an actuarially determined amount. Assets of the pension plan consist of core diversified and market neutral hedge funds, fixed income investments and marketable equity securities, which complies with the funding requirements of the Employee Retirement Income Security Act of 1974.

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

     The components of net periodic benefit cost for the years ended December 31 were as follows:

	2004	2003	2002
Service cost — benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	8,826	9,897	9,824
Return on plan assets	(10,690)	(6,808)	(8,539)
Settlement/curtailment charge	—	352	—
Amortization of prior service cost	183	183	197
Recognized net actuarial loss	1,359	7,586	4,834

	$(322)	$11,210	$6,316

Cumulative effect of accounting change	54,873	—	—

	$54,551	$11,210	$6,316

     The plans’ funded status at December 31 were as follows (based on valuations as of September 30):

	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$144,413	$142,842
Interest cost	8,825	9,897
Settlement charge	—	(16,145)
Actuarial loss	739	14,796
Benefits paid	(19,615)	(6,977)

Benefit obligation at end of year	$134,362	$144,413

Change in Plan Assets:
Fair value of plan assets at beginning of year	$74,309	$77,461
Actual return on plan assets	10,689	13,263
Employer contributions	23,787	6,989
Settlement charge	—	(12,692)
Benefits paid	(20,235)	(10,712)

Fair value of plan assets at end of year	$88,550	$74,309

Funded status of plan	$(45,812)	$(70,105)
Unrecognized actuarial loss	—	54,873
Unrecognized prior service cost	990	1,173

Net amount recognized in the Consolidated Balance Sheet	$(44,822)	$(14,059)

Funding Summary:
Projected benefit obligations	$134,362	$144,413
Accumulated benefit obligation	134,362	144,413
Fair value of plan assets	$88,550	$74,309
Amounts recognized in the Consolidated Balance Sheet:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(45,812)	(70,105)
Intangible asset	990	1,173
Accumulated other comprehensive loss	—	54,873

Net amount recognized in the Consolidated Balance Sheet	$(44,822)	$(14,059)

     The retirement benefits under the SERP, Senior SERP and Directors’ Plan are unfunded obligations of the Company. As of December 31, 2004, the benefit obligation of the SERP, Senior SERP and Directors’ Plan is $32,272; however, the Company purchased various life insurance policies on the participants in the Senior SERP with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the plan’s funding requirements. The face value of these insurance policies was $50,718 and the cash surrender value was $33,734 as of December 31, 2004.

     Due to the Company’s change in accounting for gains and losses on pension plan assets and obligations, the change in minimum liability included in Accumulated other comprehensive loss was a decrease of $54,873 in 2004. The change in minimum liability included in Accumulated other comprehensive loss was a decrease of $4,828 in 2003. The Company recorded net pension income (expense) of $322, ($17,635) and ($6,788) for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

     The plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost were as follows. In 2004, the rate of return was not applicable as the Company now recognizes gains and losses on plan assets during the year in which they occur. Due to the curtailment of the plans, the assumed rate of compensation increase is zero. In March 2004, the Company voluntarily contributed $20,000 to the frozen U.S. Pension Plan.

	2004	2003	2002
Discount rate used to determine obligations	6.00%	6.25%	7.00%
Assumed rate of return on plan assets	N/A	9.00%	9.00%
Discount rate used to determine net periodic pension cost	6.25%	7.00%	6.97%

     The plans’ weighted-average asset allocations at December 31 by asset category are as follows:

	2004	2003
Core diversified and market neutral hedge funds	55%	—
Fixed income investments	12%	26%
Equity securities	33%	74%

Total	100%	100%

     Equity securities include shares of Company common stock in the amounts of $0 and $7,138 (9.0 percent of plan assets) at December 31, 2004 and 2003, respectively. The 9.0% assumed rate of return on plan assets during 2003 was a result of a high allocation of equity securities within the plan assets.

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

Ranges
Large cap equity (value and growth)	10% - 25%
Small gap growth	5% - 10%
International equity	5% - 10%
Fixed income core bond	0% - 25%
Hedge funds:
Core diversified	15% - 35%
Market neutral	15% - 35%
Money market	0% - 1%

     Benefit payments are expected to be paid by the plan as follows:

2005	$4,296
2006	4,570
2007	4,886
2008	5,309
2009	5,584
Years 2010 thru 2014	$32,389

     Discount rates for the U.S. plans were 6.00% and 6.25% in 2004 and 2003, respectively. All plans subject to this disclosure were curtailed effective January 1, 2001.

     Effective January 1, 2004, the Company changed the accounting for gains and losses on its pension plan assets and obligations. The Company will recognize such gains and losses in our consolidated statement of operations in the year such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes this change in accounting is preferable as the new method of accounting better reflects the economic nature of the Company’s pension plans and recognizes gains and losses on the pension plan assets and obligations in the year the gains and losses occur. As a result of this accounting change, the Company recognized a charge for the cumulative effect of an accounting change of $33,599, net of tax of $21,274, as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and obligations.

     The Company has an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of its United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after tax income in accordance with specified guidelines up to a maximum of 50%. The Company then matches a percentage of the employee contributions through contributions of the Company’s common stock. For 2004 and 2003, the Company’s matching contribution was based upon the following:

Years of vesting service	Percentage of deferred compensation
0 – 5 years.	75% of the first 6% of deferred compensation
6 – 10 years.	110% of the first 6% of deferred compensation
11 or more years.	135% of the first 6% of deferred compensation

     The amount of the Company’s matched common stock contributions in 2004, 2003 and 2002 was $18,127, $17,378 and $18,150, respectively.

NOTE SEVENTEEN

Segment Reporting

     The Company’s operations are product based and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company’s geographic areas include North America, Europe and Other Foreign. The Company conducts funeral and cemetery operations in its North America and Other foreign areas and conducts funeral operations in its European area. The Company has reclassified certain prior period amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows. In the first quarter of 2002, the Company completed a joint venture of its United Kingdom operations, which conducted both funeral and cemetery operations in this European area.

     In 2002, the Company changed its allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues. The change in overhead allocation has not impacted the Company’s consolidated results of operations, financial position or cash flows.

     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
2004
Revenues from external customers	$1,259,695	$599,613	$1,859,308
Depreciation and amortization	59,388	66,868	126,256
Gross profit	226,123	108,375	334,498
Total assets	3,508,419	4,218,188	7,726,607
Capital expenditures	$36,155	$40,568	$76,723
Operating locations at year end (unaudited)	1,310	451	1,761

2003
Revenues from external customers	$1,740,954	$587,471	$2,328,425
Depreciation and amortization	84,292	64,879	149,171
Gross profit	281,875	80,090	361,965
Total assets	3,867,170	3,385,355	7,252,525
Capital expenditures	$69,622	$43,964	$113,586
Operating locations at year end (unaudited)	2,356	469	2,825

	(Restated) Note 2
2002
Revenues from external customers	$1,680,095	$632,344	$2,312,439
Depreciation and amortization	70,642	74,377	145,019
Gross profit	284,043	77,966	362,009
Total assets	4,031,826	3,260,125	7,291,951
Capital expenditures	$69,940	$17,011	$86,951
Operating locations at year end (unaudited)	2,526	507	3,033

     The following table reconciles certain reportable segment amounts to the Company’s corresponding consolidated amounts:

	Reportable		Discontinued
	Segments	Corporate	Operations	Consolidated
2004
Revenue from external customers	$1,859,308	$—	$—	$1,859,308
Depreciation and amortization	126,256	19,037	—	145,293
Total assets	7,726,607	457,137	15,452	8,199,196
Capital expenditures (1)	$76,723	$19,284	$—	$96,007

2003
Revenue from external customers	$2,328,425	$—	$—	$2,328,425
Depreciation and amortization	149,171	11,887	—	161,058
Total assets	7,252,525	463,361	9,318	7,725,204
Capital expenditures (1)	$113,586	$1,977	$—	$115,563

	(Restated) Note 2
2002
Revenue from external customers	$2,312,439	$—	$—	$2,312,439
Depreciation and amortization	145,019	34,712	—	179,731
Total assets	7,291,951	499,130	7,165	7,798,246
Capital expenditures (1)	$86,951	$12,924	$—	$99,875

(1)	Consolidated capital expenditures include $649, $0 and $27,090 for the years ended December 31, 2004, 2003, and 2002, respectively, for capital leases and purchases of property, plant and equipment, cemetery property, and goodwill of acquired businesses. Excluding these capital expenditures related to acquired businesses the Company had consolidated capital expenditures of $95,358, $115,563 and $72,785 for the years ended December 31, 2004, 2003, and 2002, respectively.

     The following table reconciles gross profits from reportable segments shown above to the Company’s consolidated income (loss) from continuing operations before income taxes and cumulative effects of accounting changes:

	2004	2003	2002
			(Restated)
			Note 2
Gross profit from reportable segments	$334,498	$361,965	$362,009
General and administrative expenses	(130,896)	(178,105)	(89,752)
Gains and impairment (losses) on dispositions, net	25,628	49,366	(161,510)
Other operating income (expense)	416	(9,004)	(94,910)

Operating income	229,646	224,222	15,837
Interest expense	(118,188)	(138,625)	(157,973)
(Loss) gain on early extinguishment of debt	(16,770)	1,315	7,783
Other income	16,110	24,307	14,503
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$110,798	$111,219	$(119,850)

     The Company’s geographic information was as follows:

	North		Other
	America	Europe	Foreign	Total
2004
Revenues from external customers	$1,688,709	$134,211	$36,388	$1,859,308
Depreciation and amortization	144,060	45	1,188	145,293
Operating income	208,631	11,542	9,473	229,646
Gains and impairment (losses) on dispositions, net	25,536	92	—	25,628
Other operating income	416	—	—	416
Long-lived assets	$4,173,834	$2,265	$89,135	$4,265,234
Operating locations at year end (unaudited)	1,722	17	22	1,761

2003
Revenues from external customers	$1,706,413	$591,704	$30,308	$2,328,425
Depreciation and amortization	160,358	170	530	161,058
Operating income	147,569	69,858	6,795	224,222
Gains and impairment (losses) on dispositions, net	51,050	(734)	(950)	49,366
Other operating expenses	(9,004)	—	—	(9,004)
Long-lived assets	$4,278,981	$367,405	$89,477	$4,735,863
Operating locations at year end (unaudited)	1,786	1,016	23	2,825

	(Restated)			(Restated)
	Note 2			Note 2
2002
Revenues from external customers	$1,792,578	$496,409	$23,452	$2,312,439
Depreciation and amortization	170,245	8,943	543	179,731
Operating (loss) income	(43,424)	52,206	7,055	15,837
Gains and impairment (losses) on dispositions, net	(162,870)	941	419	(161,510)
Other operating expenses	(94,910)	—	—	(94,910)
Long-lived assets	$4,351,458	$255,096	$73,120	$4,679,674
Operating locations at year end (unaudited)	1,866	1,143	24	3,033

     Included in the North American figures above are the following United States amounts:

	2004	2003	2002
			(Restated)
			Note 2
Revenues from external customers	$1,582,382	$1,623,437	$1,716,264
Operating income (loss) (1)	182,365	130,325	(56,986)
Long-lived assets	3,927,007	4,120,455	4,232,672
Operating locations at year end (unaudited)	1,596	1,632	1,714

     Included in the European figures above are the following French amounts:

	2004	2003	2002
Revenues from external customers	$127,282	$584,636	$473,643
Operating income (1)	11,664	68,884	49,207
Long-lived assets	—	364,570	265,415
Operating locations at year end (unaudited)	—	1,002	1,125

(1)	Operating income (loss) includes $26,053, $41,036 and ($257,907) in Gains and impairment (losses) on dispositions, net and Other operating expenses in the United States and $92, ($734) and $2,347 in France for the years ended December 31, 2004, 2003, and 2002, respectively.

     In 2004, the Company sold its funeral operations in France and retained a 25% minority interest equity investment in the acquiring entity. The Company now accounts for its 25% ownership of France using the equity method of accounting.

     During 2004 and 2003, the Company divested of certain North America and international funeral service locations and cemeteries. These divested operations do not qualify as discontinued operations under SFAS 144 because either the divested operations were held for sale in accordance with previous accounting pronouncements related to dispositions or they do not meet the criteria as defined in SFAS 144. Summary operating results of the Company’s divested operations are as follows.

	North America		Europe
	2004	2003	2004	2003
Revenues:
Funeral	$13,084	$34,027	$127,282	$584,636
Cemetery	4,250	10,461	—	—

	$17,334	$44,488	$127,282	$584,636

Gross (loss) profits:
Funeral	$(2,510)	$(1,565)	$11,572	$68,275
Cemetery	(5,154)	(555)	—	—

	$(7,664)	$(2,120)	$11,572	$68,275

	Total
	2004	2003
Revenues:
Funeral	$140,366	$618,663
Cemetery	4,250	10,461

	$144,616	$629,124

Gross profit (loss):
Funeral	$9,062	$66,710
Cemetery	(5,154)	(555)

	$3,908	$66,155

NOTE EIGHTEEN

Supplementary Information

     The detail of certain balance sheet accounts was as follows:

	December 31,
	2004	2003
Cash and cash equivalents:
Cash	$4,692	$41,153
Commercial paper and temporary investments	283,093	198,278

	$287,785	$239,431

Other current assets:
Deferred tax asset and income tax receivable	$40,438	$37,200
Prepaid insurance	3,720	14,983
Other	6,787	8,963

	$50,945	$61,146

Inventories:
Caskets, vaults, urns, markers and bases	$31,898	$95,452
Developed land, lawn crypts and mausoleums	49,628	41,355

	$81,526	$136,807

Cemetery property:
Undeveloped land	$1,258,042	$1,267,053
Developed land, lawn crypts and mausoleums	248,740	257,794

	$1,506,782	$1,524,847

Property, plant and equipment:
Land	$293,961	$305,756
Buildings and improvements	1,001,515	1,232,109
Operating equipment	249,023	410,190
Leasehold improvements	28,354	21,278

	1,572,853	1,969,333
Less: accumulated depreciation	(602,306)	(691,750)

	$970,547	$1,277,583

Deferred charges and other assets:
Covenants-not-to-compete, net	$78,879	$79,150
Cemetery deferred selling expense, net	212,397	211,025
Funeral deferred selling expense, net	99,371	100,317
Investments, net	35,752	21,872
Restricted cash	26,707	95,325
Notes receivable, net	41,302	50,712
Other	124,157	179,610

	$618,565	$738,011

     Included in Receivables, net on the Company’s consolidated balance sheet is funeral and cemetery atneed allowances for doubtful accounts of approximately $12,572 and $15,348 at December 31, 2004 and 2003, respectively.

     Included in Notes receivable, net in the consolidated balance sheet is $138 and $179 of notes with employees, former officers of the Company, and other related parties at December 31, 2004 and 2003, respectively. Interest rates on notes receivable range from 5% to 15% as of December 31, 2004 and 2003.

	December 31,
	2004	2003
Accounts payable and accrued liabilities:
Accounts payable	$46,271	$137,716
Accrued payroll	31,296	63,763
Special litigation matters	4,280	103,150
Restructuring liability	10,663	23,157
Interest payable	19,883	18,934
Self insurance	47,480	46,898
Other accrued liabilities	62,004	55,879

	$221,877	$449,497

	December 31,
	2004	2003
Other liabilities:
Accrued pension	$45,175	$87,298
Deferred compensation	17,729	9,765
Contingent purchase obligation	—	53,000
Refund obligation reserve	74,410	—
Trust related debt	76,926	—
Tax liability	104,981	92,585
Indemnification liability	44,480	3,350
Other	65,402	103,700

	$429,103	$349,698

     The detail of certain income statement accounts is as follows for the years ended December 31,

	2004	2003	2002
			(Restated)
			Note 2
North America Revenues, Net
Goods
Funeral	$505,088	$489,523	$507,571
Cemetery	388,683	373,615	389,561

Total Goods	893,771	863,138	897,132

North America Services
Funeral	585,766	627,177	626,170
Cemetery	140,506	143,516	145,499

Total Services	726,272	770,693	771,669

International Revenues	170,599	622,012	519,861

Other Revenues	68,666	72,582	123,777

Total Revenues, Net	$1,859,308	$2,328,425	$2,312,439

Cost of North America Revenues
Goods

Funeral	$295,265	$292,937	$297,210
Cemetery	162,789	166,689	211,222

Total Cost of Goods	458,054	459,626	508,432

Services
Funeral	247,179	253,349	261,177
Cemetery	99,647	105,448	112,534

Total Cost of Services	346,826	358,797	373,710

International Costs	149,581	545,019	461,720

Facility, G&A, Overhead and Other	570,349	603,018	606,568

Total Cost of Revenues	$1,524,810	$1,966,460	$1,950,430

Certain Non-Cash Transactions

	Years ended December 31,
	2004	2003	2002

Changes to minimum liability under retirement plans	$(33,599)	$(2,956)	$(7,202)
Debenture conversions to common stock	217,154	—	—
Common stock contributions to employee 401(k)	18,127	17,378	18,150

NOTE NINETEEN

Earnings Per Share

     Basic earnings (loss) per common share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings (losses). Because the Company reported a net loss in 2002, all potentially dilutive securities were antidilutive and basic and diluted weighted average number of common shares outstanding were the same.

     A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

(In thousands, except per share amounts)	2004	2003	2002
			(Restated)
			Note 2
Income (loss) from continuing operations before cumulative effect of accounting changes (numerator):
Income (loss) from continuing operations before cumulative effects of accounting changes — basic	$117,011	$82,553	$(82,158)
After tax interest on convertible debt	6,400	—	—
Income (loss) from continuing operations before cumulative effects of accounting changes — diluted	$123,411	82,553	(82,158)

Net income (loss) (numerator):
Net income (loss) — basic	$113,699	$85,082	$(232,486)
After tax interest on convertible debt	6,400	—	—
Net income (loss) — diluted	$120,099	$85,082	$(232,486)

Shares (denominator):
Shares — basic	318,737	299,801	294,533
Stock options	4,091	989	—
Convertible debt	21,776	—	—
Restricted stock	71	—	—

Shares — diluted	344,675	300,790	294,533

Income (loss) per share from continuing operations before cumulative effects of accounting changes:
Basic	$.37	$.28	$(.28)
Diluted	$.36	$.28	$(.28)

Income (loss) per share from discontinued operations, net of tax:
Basic	$.14	$.00	$(.05)
Diluted	$.13	$.00	$(.05)

Cumulative effects of accounting changes per share, net of tax:
Basic	$(.15)	$—	$(.46)
Diluted	$(.14)	$—	$(.46)

Net income (loss) per share:
Basic	$.36	$.28	$(.79)
Diluted	$.35	$.28	$(.79)

     The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures that could impact dilutive earnings per share are as follows:

	2004	2003	2002
Antidilutive options	9,559	22,097	30,001
Antidilutive convertible debentures	859	47,096	51,408

Total common stock equivalents excluded from computation	10,418	69,193	81,409

NOTE TWENTY

Gains and Impairment (Losses) on Dispositions, Net and Other Operating Income (Expense)

     The Company has incurred various charges related to impairment losses and other operating expenses from 1999 through 2002. Charges included in Gains and impairment (losses) on dispositions, net consists of losses associated with planned divestitures of certain North America and international funeral service and cemetery businesses and reductions in the carrying values of equity investments. As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in this line item. Additionally, as dispositions occur related to the Company’s ongoing asset sale programs, adjustments are made through this line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

     Gains and impairments (losses) on dispositions, net consists of the following for the years ended December 31:

	2004	2003	2002
Gains on dispositions	$66,797	$73,751	$16,396
Impairment losses for assets held for sale	(49,970)	(38,447)	(198,069)
Changes to previously estimated impairment losses	8,801	14,062	20,163

	$25,628	$49,366	$(161,510)

     The impairment losses for assets held for sale in 2004 are primarily related to losses on the sale of excess land.

Sale of French Operations

     During 2004, the Company sold 100% of the stock of its French subsidiary to a newly formed company (NEWCO). In connection with this sale, the Company acquired a 25% share of the total equity capital of the newly formed entity, received net cash proceeds of $281,667, net of transaction costs, and received a note receivable in the amount of EUR 10,000. The Company accounted for the sale of its French subsidiary in accordance with the guidance set forth in EITF 01-2, “Interpretations of APB Opinion No. 29”, Issues 8(a) and 8(b). Consequently, the Company deferred approximately 25% of the gain associated with the sale of its French subsidiary representing the economic interest it retained in that subsidiary through its ownership of approximately 25% of NEWCO.

     The sale of stock of its French subsidiary in March 2004, resulted in a pretax gain of $12,639 and a non-cash tax benefit of $24,929 (described below) resulting in an after tax gain of $37,568. In July 2004, the Company paid $6,219 pursuant to the joint venture agreement, as a purchase price adjustment, which reduced the pretax gain to $6,420 and reduced the after tax gain to $33,624 as summarized below.

	Original
	Calculation	Adjustment in
	Q1 2004	Q2 2004	Total
Pretax gain (loss)	$12,639	$(6,219)	$6,420
Tax (benefit) provision	(24,929)	(2,275)	(27,204)

After tax gain (loss)	$37,568	$(3,944)	$33,624

     The $24,929 non-cash tax benefit associated with the sale of our French subsidiary is primarily attributable to the reduction of tax accruals by $18,610, which were accrued as an indemnification liability upon the sale of our French subsidiary. The remaining amount of $6,319 was a non-cash tax benefit associated with the difference between book and tax basis.

     Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representation and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2,400 in charges were recognized against the indemnification and related primarily to foreign taxes and legal expenses. For more information regarding these representations and warranties and other indemnifications, see footnote fourteen. Goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction.

Proceeds from Investment in United Kingdom Company and Others

     During the second quarter of 2004, the Company received proceeds of $53,839 from the sale of its minority interest equity investment in the United Kingdom and the prepayment of its note receivable, with accrued interest, following a successful public offering transaction of its United Kingdom company.

     The Company recognized income of $41,163, recorded in Gains and impairment (losses) on disposition, net, in the consolidated statement of operations, $27,179 to adjust the carrying amount of the receivable to its realizable value and $13,984 as a pretax gain as a result of the sale. In addition, the Company recognized interest income on the receivable, in the amount of $4,478 and a foreign currency gain of $198 recorded in Other income, net in the consolidated statement of operations and recognized a non-cash tax benefit of $8,000 on the sale.

     The most significant items in 2003 related to the Company selling its equity investments in Australia and Spain for gains of $45,776 and $8,090, respectively. The $161,510 net loss reported in 2002 primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America.

Other Operating Income (Expense)

     For the year ended December 31, 2004, the Company recognized income of $416 in Other operating income (expense) recorded in the consolidated statements of operations, primarily consisting of trust reconciliation adjustments, verification of delivery of cemetery merchandise and service, and operating lease and other adjustments. For the year ended December 31, 2003, the Company recorded other operating expenses of $9,004, primarily consisting of $6,859 of severance costs for former employees. The charges related to 350 employees involuntarily terminated in North America, were in accordance with the Company’s post employment severance policies. For the year ended December 31, 2002, the Company recorded an expense of $94,910 in Other operating income (expense), primarily related to the termination of certain consulting and covenants-not-to-compete contractual obligations and market value adjustments of certain options associated with the Company’s 6.3% notes due 2003.

     The reserve activity for the years ended December 31, 2004 and 2003 related to the original charge amounts generating the impairment losses and other operating expenses are as follows:

2004 Activity

			Utilization for twelve months
	Original	Balance at	ended December 31, 2004		Balance at
	charge amount	December 31, 2003	Cash	Non-cash	December 31, 2004
First Quarter 1999 Charge	$89,884	$—	$—	$—	$—
Fourth Quarter 1999 Charge	272,544	18,282	7,286	195	10,801
2000 Charges	434,415	—	—	—	—
2001 Charges	663,548	3,102	509	811	1,782
2002 Charges	292,979	24,395	6,205	1,736	16,454

	$1,753,370	$45,779	$14,000	$2,742	$29,037

2003 Activity

			Utilization for twelve months
	Original	Balance at	ended December 31, 2003		Balance at
	charge amount	December 31, 2002	Cash	Non-cash	December 31, 2003
First Quarter 1999 Charge	$89,884	$564	$434	$130	$—
Fourth Quarter 1999 Charge	272,544	48,254	7,606	22,366	18,282
2000 Charges	434,415	—	—	—	—
2001 Charges	663,548	3,385	392	(109)	3,102
2002 Charges	292,979	27,990	5,723	(2,128)	24,395

	$1,753,370	$80,193	$14,155	$20,259	$45,779

     The majority of the remaining balance at December 31, 2004 of these original charge amounts related to actions already taken by the Company associated with severance costs and terminated consulting and/or covenant-not-to-compete contractual obligations, which will be paid by 2012. Of the $29,037 remaining liability at December 31, 2004, $9,939 is included in Accounts payable and accrued liabilities and $19,098 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments. The Company continues to adjust the estimates of certain items included in the original charge amounts as better estimates become available or actual divestitures occur.

NOTE TWENTY-ONE

Discontinued Operations

     The Company committed to a plan during 2004 to divest its existing funeral and cemetery operations in Argentina and Uruguay. Subsequent to December 31, 2004, the Company disposed of its operations in Argentina and Uruguay. The Company plans to have no continuing interest in the operations of the Argentina or Uruguay businesses subsequent to their disposal. Therefore, these operations were classified as discontinued operations during 2004.

Impairment of Argentina

     During the second quarter of 2004, the Company recorded an impairment of its funeral and cemetery operations in Argentina in the amount of $15,189 recorded in Loss from discontinued operations in the consolidated statement of operations. As a result of the sale of the Argentina business in 2005, the Company recorded a gain of $2,041 in Income from discontinued operations in the consolidated statement of operations in December 2004 associated with the revised estimated fair value. The new carrying amount reflects the fair value based on current market conditions less costs to sell. Additionally, the Company recognized a non-cash tax benefit of $49,236 in discontinued operations during the second quarter of 2004, which represents the reduction of a previously recorded valuation allowance. The Company also recognized an additional tax benefit of $2,629 in discontinued operations during the fourth quarter of 2004, which represents the revised estimated fair value and differences between book and tax basis.

     The results of the Company’s discontinued operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Twelve months ended December 31,
	2004	2003	2002
Revenues	$14,882	$13,226	$11,180
Gains and impairment (losses) on dispositions, net	(13,148)	984	(16,233)
Other costs and expenses	(9,682)	(11,096)	(9,267)

(Loss) income from discontinued operations before income taxes	(7,948)	3,114	(14,320)
(Benefit) provision for income taxes	(51,710)	585	448

Income (loss) from discontinued operations	$43,762	$2,529	$(14,768)

     Net (liabilities) and assets of discontinued operations at December 31, 2004 and 2003 were as follows:

	2004	2003
Assets:
Receivables, net of allowances	$3,084	$4,096
Other current assets	8,001	2,005
Preneed cemetery receivables and trust investments	1,412	1,601
Property, plant and equipment, at cost, net	571	376
Deferred charges and other assets	2,384	1,240

Total assets	15,452	9,318

Liabilities:
Accounts payable	901	1,107
Accrued liabilities and other current liabilities	6,210	6,493
Long-term debt	—	9,694
Deferred income taxes	13,190	13,026
Other liabilities and deferred credits	45,035	31,210

Total liabilities	65,336	61,530

Net liabilities of discontinued operations	(49,884)	(52,212)
Foreign currency translation	67,213	71,001

Net assets of discontinued operations, net of foreign currency translation	$17,329	$18,789

NOTE TWENTY-TWO

Quarterly Financial Data (Unaudited)

     At December 31, 2004, the Company restated the first three interim periods of 2004. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and these notes to the consolidated financial statements. See note two to the consolidated financial statements for further information relating to the restatements.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
		Note 2		Note 2		Note 2
2004
Revenues	$586,117	$589,422	$432,057	$432,103	$403,352	$404,557	$433,226
Costs and expenses	473,020	473,109	358,673	359,058	335,083	334,463	358,180
Gross profits	113,097	116,313	73,384	73,045	68,269	70,094	75,046
Operating income	97,679	100,490	56,984	50,534	39,690	41,515	37,107
Income from continuing operations before income taxes and cumulative effects of accounting changes	71,445	74,256	7,857	1,407	16,371	18,196	16,939
(Benefit) provision for income taxes	(4,381)	(3,375)	(4,166)	(7,017)	4,079	4,739	(560)
Income from continuing operations before cumulative effects of accounting changes	75,826	77,631	12,023	8,424	12,292	13,457	17,499
Cumulative effect of accounting change	(48,061)	(47,074)	—	—	—	—	—
Net income	28,519	31,311	46,360	42,761	12,576	13,741	25,886
Earnings per share:
Basic – EPS	.09	.10	.15	.14	.04	.04	.08
Diluted — EPS	.09	.10	.15	.14	.04	.04	.08

     At December 31, 2003, the Company restated its previously issued financial statements for the first three interim periods of 2003. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and these notes to the consolidated financial statements. See note two to the consolidated financial statements for further information relating to the restatements.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
		Note 2		Note 2		Note 2
2003
Revenues	$577,411	$578,826	$582,694	$584,050	$567,357	$566,461	$599,088
Costs and expenses	465,422	463,868	489,579	489,418	499,789	497,515	515,659
Gross profits	111,989	114,958	93,115	94,632	67,568	68,946	83,429
Operating income	99,911	102,881	52,654	54,171	13,341	14,719	52,451
Income (loss) from continuing operations before income taxes	67,143	70,112	19,565	21,082	(10,100)	(8,722)	28,747
Provision (benefit) for income taxes	24,986	26,138	6,420	7,008	(3,865)	(3,331)	(1,149)
Income (loss) from continuing operations before cumulative effects of accounting changes	42,157	43,974	13,145	14,074	(6,235)	(5,391)	29,896
Net income (loss)	42,269	44,086	14,379	15,308	(5,576)	(4,732)	30,420
Earnings per share:
Basic – EPS	.14	.15	.05	.05	(.02)	(.02)	.10
Diluted — EPS	.13	.14	.05	.05	(.02)	(.02)	.10

SERVICE CORPORATION INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2004

		Charged
		(credited)	Charged
	Balance at	to Costs	(credited)		Balance
	beginning	and	to other		at end of
Description	of period	Expenses	accounts(2)	Write Offs(1)	Period
Current Provision:
Allowance for doubtful accounts:
Year ended December 31, 2004	$15,349	$(3,376)	$8,756	$(8,157)	$12,572
Year ended December 31, 2003	22,697	7,627	(719)	(14,256)	15,349
Year ended December 31, 2002	42,439	2,710	(2,179)	(20,273)	22,697

Due After One Year:
Allowance for contract cancellation and doubtful accounts:
Year ended December 31, 2004	$55,029	$(21,502)	$(165)	$—	$33,362
Year ended December 31, 2003	29,030	1,813	24,675	(489)	55,029
Year ended December 31, 2002	(21,984)	45,901	7,311	(2,198)	29,030

Preneed Funeral and Preneed Cemetery Asset:
Allowance for contract cancellation and doubtful accounts:
Year ended December 31, 2004	$491,075	$(17,772)	$(419,962)	$—	$53,341
Year ended December 31, 2003	463,974	(2,673)	29,774	—	491,075
Year ended December 31, 2002	529,843	(36,253)	(29,616)	—	463,974

Deferred Preneed Funeral and Cemetery Revenue:
Allowance for contract cancellations:
Year ended December 31, 2004	$467,880	$—	$(355,590)	$—	$112,290
Year ended December 31, 2003	556,978	—	(89,098)	—	467,880
Year ended December 31, 2002 (as restated, note 2)	561,547	—	(4,569)	—	556,978

Deferred Tax Valuation Allowance:
Year ended December 31, 2004	$35,859	$8,049	$—	$—	$43,908
Year ended December 31, 2003	156,372	2,966	(123,479)	—	35,859
Year ended December 31, 2002	163,044	(6,672)	—	—	156,372

(1)	Uncollected receivables written off, net of recoveries.

(2)	Primarily relates to cumulative effect of accounting change and acquisitions and dispositions of operations. 2003 deferred tax valuation allowance was reclassified to other deferred tax liabilities with no change to net deferred income taxes.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below. In light of the material weaknesses described below, the

Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:

•	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004, as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004, as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004, as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by local management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point of sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in any adjustments to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the accuracy, completeness and safeguarding of cash receipts. Specifically, individual cash receipt documentation is not consistently prepared for all cash or check payments made by the customer, daily reconciliations of cash are not consistently reviewed by location personnel, and customer payments are not consistently secured at all times prior to deposit. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in misappropriation of company assets and a misstatement of cash and accounts receivable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the outstanding account balances at period-end to ensure appropriate follow up is performed or write-off of account balance is performed. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of accounts receivable and revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the review of cash disbursements at the funeral and cemetery locations. Specifically, the Company did not maintain effective controls over the review by location management of disbursements made at those locations and by the corporate office in Houston on behalf of such locations in order to verify that all expenditures are accurate and reasonable. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are erroneous or not for legitimate business purposes or could result in a misstatement of accounts payable or expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the existence, completeness and accuracy of merchandise inventory. Specifically, the Company did not maintain effective controls over physical inventory counts at the funeral and cemetery locations. Inventory count sheets were not signed by individuals who performed and verified the counts. Also, in some instances, inventory counts were not conducted on a timely basis or the inventory counts by location personnel were not accurate. This control deficiency did not result in an adjustment to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in the misstatement of inventory and cost of sales that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

     Because of these material weaknesses, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control – Integrated Framework issued by the COSO.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation

     Management, with the oversight of the Audit Committee, has been aggressively addressing all of the above material weaknesses in our internal control over financial reporting and disclosure controls and procedures and is committed to effectively remediating them as expeditiously as possible. We have devoted significant time and resources to the remediation efforts. Formal training has been implemented at both the funeral and cemetery locations to train the appropriate personnel on the responsibilities and importance of each location performing the controls to comply with provisions of the Sarbanes-Oxley Act. Our three market support centers help facilitate the execution of this remediation effort, and serve as liaisons between field and corporate offices for reinforcement and implementation of policies and procedures.

     We have also implemented a new point-of-sale information system that includes the following enhancements and improvements for controls related to both preneed and atneed activities in our funeral home and cemetery locations.

•	Improved functionality to help determine the proper accounting period for contracts.

•	A mechanism to ensure that certain cemetery revenue recognition reflects only those transactions in the proper accounting period.

•	Improved security and system access rules to strengthen segregation of duties.

•	Automated atneed funeral and cemetery contract input.

•	Transfer functionality for contracts going from preneed to atneed to ensure cancellation of preneed contracts.

     We previously initiated projects to reconcile our preneed backlog detailed records to trust assets and corresponding liabilities. These reconciliation projects involved verifying the contract details for the individual preneed funeral trust contracts and undelivered cemetery contracts in our detail accounting system records against the manual contract files in the individual funeral homes and cemeteries. We then reconciled the adjusted detail accounting system records to the general ledger balances and recorded any required adjustments. For the related trust assets, we reconciled the contract detail balances to the related trustee bank statements and the general ledger balances. We have completed the reconciliation project for the funeral segment. We have made significant progress with the cemetery segment reconciliation project and expect to complete it in May 2005. As previously reported, we have improved our disclosure controls and procedures and internal control over financial reporting with respect to the above underlying cemetery and funeral business processes and we have further strengthened these internal controls and procedures in 2004 through Company-wide remediation efforts.

     In early 2005 a shared responsibility team was formed, with personnel from funeral and cemetery locations, the market support centers, and corporate headquarters. The goal of this team is to review the existing internal control structure and financial reporting processes at the funeral and cemetery locations and make recommendations to improve the design and operating effectiveness of those controls and processes in 2005. We currently rely on processes that are heavily dependent on manual and detective controls and on human intervention. Many of the funeral and cemetery location controls are widely dispersed across the Company’s network of approximately 1,600 locations making it more difficult to achieve consistent application and operation of controls. In the short term, we have designed and are in the process of implementing the following additional redundant, compensating, and monitoring controls at a consolidated level:

•	Review of preneed and atneed funeral and cemetery contracts to verify location management approval.

•	Review of manual contract control logs at funeral and cemetery locations to verify completeness of contracts issued.

•	Review of manual contracts to verify the accuracy of data entered into the point-of-sale system.

•	Review of daily cash receipts and cash report reconciliations at the funeral and cemetery locations to verify accuracy and performance.

•	Review of revenue recognition transactions at cemetery locations to verify accuracy of the delivery and performance of cemetery goods and services which were previously sold on a preneed basis.

•	Verification of approvals of accounts receivable adjustments at funeral and cemetery locations.

•	Verification of reviews of cash disbursement reports at funeral and cemetery locations.

     These additional controls and procedures will provide us with greater visibility over the performance of the controls in the funeral and cemetery locations. We will continue with formal training at the funeral and cemetery locations and continually assess the effectiveness of controls. Additionally, we are also planning for longer-term improvements in key business processes with an emphasis on preventative controls (versus detective controls), and system-based controls (versus manual controls) wherever possible.

Changes in Internal Control Over Financial Reporting

     Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

     None.

PART III

ITEM 10. Directors and Executive Officers of the Company

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13. Certain Relationships and Related Transactions

ITEM 14. Principal Accountant Fees and Services

     Information called for by PART III (Items 10, 11, 12, 13 and 14) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions “Proxy Voting: Questions and Answers,” “Election of Directors,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee,” (ii) with respect to Items 11 and 13 under the captions “Election of Directors – Director Compensation,” “Certain Information with Respect to Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” and (iii) with respect to Item 12 under the caption “Voting Securities and Principal Holders:, and (iv) with respect of Item 14 under the caption “Proposal to Approve the Selection of Independent Accountants – Audit Fees and All Other Fees”. The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K, the information under the captions “Compensation Committee Report on Executive Compensation” and “Performance Graph” in such Proxy Statement, and the information in the paragraphs under the caption “Report of the Audit Committee” in such Proxy Statement, are not incorporated by reference into this Form 10-K.

     The information regarding the Company’s executive officers called for by Item 401 of Regulation S-K has been included in PART I of this report.

     The information regarding the Company’s equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.

     Equity Compensation Plan Information at December 31, 2004:

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	24,285,923	11.38	1,619,501
Equity compensation plans not approved by security holders(1)	3,813,393	5.68	4,310,246

Total	28,099,316	10.60	5,929,747

(1)	Includes options outstanding under the Equity Corporation International 1994 Long-Term Incentive Plan which became exercisable to acquire Company common stock when the Company acquired Equity Corporation International in January 1999. The outstanding options cover an aggregate of 252,237 shares at a weighted-average exercise price of $24.94 per share. No shares of Company common stock are available for any future grants under this plan.

Also includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options may be granted to employees who are not officers or directors. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. The terms of the options, including vesting, are set by a committee appointed by the Board of Directors. The Board of Directors may amend, terminate or suspend the plan in its discretion. The Company has 3,561,156 total options outstanding under the 1996 Non-qualified Incentive Plan. The Company has options available for future issuance under the 1996 Nonqualified Incentive Plan of 2,453,119. See note thirteen to the consolidated financial statements in Item 8 of this Form 10-K for a further description of 1996 Nonqualified Incentive Plan. These plans have not been submitted for shareholder approval.

(2)	Includes an estimated 1,857,127 shares available under the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) are registered. The above estimate was determined by dividing (i) the remaining unissued dollar value of registered shares at December 31, 2004, which was $13,835,596, by (ii) the closing price of $7.45 per share of common stock at December 31, 2004.

     The Employee Stock Purchase Plan enables Company employees in North America to invest via payroll deductions up to $500 (or $600 Canadian) per month in Company common stock. Contributions are utilized to purchase the stock in the open market. With respect to Canadian employees who meet certain requirements, the Company will provide annually a match equal to 25% of the amount of the employee’s contribution subject to a maximum contribution per participant of $1,800 Canadian. This plan has not been submitted for shareholder approval.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

     (a)(1)-(2) Financial Statements and Schedule:

The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 41 of this report.

     (3) Exhibits:

The exhibits listed on the accompanying Exhibit Index on pages 119 – 122 are filed as part of this report.

     (b) Included in (a) above.

     (c) Included in (a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE CORPORATION INTERNATIONAL
By:	/s/ JAMES M. SHELGER
(James M. Shelger,
Senior Vice President, General Counsel and Secretary)

Dated: March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

R. L. WALTRIP*	Chairman of the Board	March 31, 2005
(R. L. Waltrip)

THOMAS L. RYAN*	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005
(Thomas L. Ryan)

JEFFREY E. CURTISS*	Senior Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2005
(Jeffrey E. Curtiss)

ERIC D. TANZBERGER*	Vice President Corporate Controller	March 31, 2005
(Eric D. Tanzberger)

ALAN R. BUCKWALTER, III*	Director	March 31, 2005
(Alan R. Buckwalter, III)

ANTHONY L. COELHO*	Director	March 31, 2005
(Anthony L. Coelho)

JACK FINKELSTEIN*	Director	March 31, 2005
(Jack Finkelstein)

A. J. FOYT, JR.*	Director	March 31, 2005
(A. J. Foyt, Jr.)

S. MALCOLM GILLIS*	Director	March 31, 2005
(S. Malcolm Gillis)

JAMES H. GREER*	Director	March 31, 2005
(James H. Greer)

VICTOR L. LUND*	Director	March 31, 2005
(Victor L. Lund)

JOHN W. MECOM, JR.*	Director	March 31, 2005
(John W. Mecom, Jr.)

CLIFTON H. MORRIS, JR.*	Director	March 31, 2005
(Clifton H. Morris, Jr.)

W. BLAIR WALTRIP*	Director	March 31, 2005
(W. Blair Waltrip)

EDWARD E. WILLIAMS*	Director	March 31, 2005
(Edward E. Williams)

*By /s/ JAMES M. SHELGER
(James M. Shelger, as Attorney-In-Fact For each of the Persons indicated)

EXHIBIT INDEX

PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).
3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended June 30, 2004).
4.1	—	Rights Agreement dated as of May 14, 1998 between the Company and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).
4.2	—	Agreement Appointing a Successor Rights Agent Under Rights Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).
10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
10.4	—	Employment Agreement, dated January 1, 1998, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).
10.5	—	First Amendment to Employment Agreement, dated February 25, 2003, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2002).
10.6	—	Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992).
10.7	—	Separation and Release Agreement, dated January 18, 2000, among the Company, SCI Executive Services, Inc. and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1999).

Exhibit
Number		Description
10.8	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and B. D. Hunter. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2003).
10.9	—	Release, Consultative and Noncompetition Agreement by SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI Executive Services, Inc., Huntco International, Inc. and B. D. Hunter, dated February 9, 2005.
10.10	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).
10.11	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).
10.12	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Jeffrey E. Curtiss. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2003).
10.13	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).
10.14	—	1993 Long-Term Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-00179 on Form S-8).
10.15	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1996).
10.16	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1997).
10.17	—	1995 Incentive Equity Plan. (Incorporated by reference to Annex B to Proxy Statement dated April 17, 1995).
10.18	—	Amendment to 1995 Incentive Equity Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.18 to form 10-K for the fiscal year ended December 31, 1996).
10.19	—	Amendment to 1995 Incentive Equity Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1997).
10.20	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated May 13, 2004).
10.21	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).
10.22	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
10.23	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.24	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).

Exhibit
Number		Description
10.25	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).
10.26	—	Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan.
10.27	—	2001 Stock Plan for Non-Employee Directors. (Incorporated by reference to Annex A to Proxy Statement dated April 13, 2001).
10.28	—	First Amendment to 2001 Stock Plan for Non-Employee Directors dated May 8, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).
10.29	—	Director Fee Plan. (Incorporated by reference to Annex B to Proxy Statement dated April 13, 2001).
10.30	—	First Amendment, dated November 13, 2002, to Director Fee Plan. (Incorporated by reference to Exhibit 10.33 to form 10-K for the fiscal year ended December 31, 2002).
10.31	—	Second Amendment to Director Fee Plan dated May 8, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).
10.32	—	1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).
10.33	—	Amendment to 1996 Nonqualified Incentive Plan dated November 13, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-50084).
10.34	—	Amendment to 1996 Nonqualified Incentive Plan dated November 11, 1999. (Incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-50084).
10.35	—	Amendment to 1996 Nonqualified Incentive Plan dated February 14, 2001. (Incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-67800).
10.36	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).
10.37	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).
10.38	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).
10.39	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).
10.40	—	Amendment No. 4 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).
10.41	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
10.42	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002).
10.43	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).
10.44	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).

Exhibit
Number		Description
10.45	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).
10.46	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).
10.47	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.48	—	Amended and Restated Revolving Credit Agreement dated as of August 11, 2004 among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Southwest Bank of Texas, N.A. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 99.6 to Form 10-Q for the fiscal quarter ended June 30, 2004).
12.1	—	Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney.
31.1	—	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

     In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.47.

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