Form 10-K/A
period 2004-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2005-04-08
CIK 89089

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement in connection with its 2005 Annual Meeting of Shareholders (Part III)

Explanatory Note:

The Company has amended its December 31, 2004 Form 10-K filed March 31, 2005 (original filing) to include in this Form 10-K/A certain disclosures pertaining to the Company’s restatement of its consolidated financial statements for the first three interim periods of 2004 at December 31, 2004, the Company’s restatement of the first three interim periods of 2003 and the years ended December 31, 2002, 2001 and 2000 at December 31, 2003, the Company’s accounting treatment for deferred selling costs and other corrections. These additional disclosures appear in Management’s Discussion and Analysis and Notes to Consolidated Financial Statements and do not impact the consolidated financial statements in the original filing.

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

     Our funeral service and cemetery operations consist of funeral service locations, cemeteries, crematoria and related businesses. Personnel at the funeral service locations provide all professional services relating to at need funerals, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, burial vaults, cremation receptacles, flowers and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. We sell preneed funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. Our cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, burial vaults, casket and cremation memorialization products) and services (primarily merchandise installations and burial openings and closings). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Financial Statements

     In 2003, we restated our previously issued financial statements for the fiscal years ended December 31, 2002, 2001, 2000, and the interim periods of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues. Additionally, we have restated our previously issued unaudited financial statements for the first three interim periods of 2004, related to (1) deferred preneed cemetery contract revenues, (2) certain reconciliations of our funeral and cemetery trust assets and deferred revenues, and (3) operating leases and other reconciliations. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financials statements in this Form 10-K. Additionally, the Company has concluded that the impact of these adjustments to the periods ended December 31, 2003, 2002, 2001, and 2000 were considered to be not material to the Company’s consolidated financial statements. As a result, the Company has recorded the net impact of the adjustments of $0.4 million income before tax as a correction of an error in Other operating expense in its restated March 31, 2004 consolidated financial data.

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

2004 Activity

     In 2004, we initiated a project to physically verify approximately 3.6 million individual cemetery contract items to determine whether merchandise and services previously sold had been delivered. Approximately 46% of the deferred revenue has been reviewed to date. We expect to complete the review of the remaining individual cemetery contract items by May 2005. As a result of this review, we have adjusted our cemetery deferred revenues for the individual cemetery contract items reviewed to date. Additionally, we recorded an adjustment for the remaining items to be reviewed during the completion of the verification project. We have determined these adjustments to be material to our consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The Company evaluated the materiality of these adjustments on its financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments is not material to any quarterly or annual period prior to January 1, 2004. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial data as a correction of an error. The effect of the adjustments to our cemetery deferred revenues are detailed in the section Effect of Restatements below.

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

     During 2004, we also performed various other reconciliations. These reconciliations primarily resulted from the conversion of our point-of-sale system. The effect of these adjustments, when combined with the other adjustments described above, are material to the

Company’s consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The cumulative effect of the 2004 activity items noted above that are related to periods prior to January 1, 2004 is recorded on a net basis of $0.4 million of net income before taxes in the Company’s restated March 31, 2004 quarterly financial data as a correction of an error.

Effect of Restatements

     The adjustments to income before income taxes related to the trust verification project, the cemetery verification project, operating leases and other verifications as described above are summarized below for the first three interim periods of 2004 and the cumulative adjustment for the years prior to January 1, 2004. The effect of these adjustments on the years ended December 31, 2003, 2002 and prior years were immaterial to the Company’s consolidated financial statements. The Company will record the adjustment related to the periods prior to January 1, 2004 in its restated March 31, 2004 financial statements as a correction of an error as they are immaterial to the financial statements as detailed in the table below.

Inc (Dec) to pretax income	Pre-2004	Q1 2004 (unaudited)	Q2 2004 (unaudited)	Q3 2004 (unaudited)	Total
Effect of trust verifications	$(15,256)	$(3,403)	$409	$—	$(18,250)
Cemetery deferred revenue adjustments and out of quarter analysis	20,796	2,184	905	3,933	27,818
Effect of operating lease adjustments	(3,778)	(32)	(33)	(39)	(3,882)
Effect of other verification matters	(1,346)	5,197	(7,731)	(2,069)	(5,949)

Total	$416	$3,946	$(6,450)	$1,825	$(263)

     Included in the adjustment to first quarter of 2004 consolidated statement of operations are amounts related to adjustments prior to 2000. Of the $15.3 million adjustment related to trust reconciliations, $6.2 million related to adjustments prior to 2000. Of the $20.8 million adjustment related to cemetery deferred revenues, $13.0 million related to adjustments prior to 2000. Of the $3.8 million adjustment related to operating lease adjustments, $2.7 million related to adjustments prior to 2000. Of the $1.3 million adjustment related to other reconciliations, $6.0 million related to adjustments prior to 2000.

Restatement of First Three Interim Periods of 2004

     The effect of the restatement of our previously reported unaudited consolidated statement of operations for the periods described above is included in the following table. The effect on the consolidated balance sheet is immaterial to all periods presented in this 2004 Form 10-K.

(Dollars in millions, except per share amounts)	Quarter ended		Quarter ended		Quarter ended
	March 31,		June 30,		September 30,
	2004 (unaudited)		2004 (unaudited)		2004 (unaudited)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Selected consolidated statement of operations data:
Revenues	$586.1	$589.4	$432.1	$432.1	$403.4	$404.6
Costs and expenses	$473.0	$473.1	$358.7	$359.1	$335.1	$334.5
Gross profits	$113.1	$116.3	$73.4	$73.0	$68.3	$70.1
Operating income	$97.7	$100.5	$57.0	$50.5	$39.7	$41.5
Income from continuing operations before income taxes and cumulative effects of accounting changes	$71.4	$74.3	$7.9	$1.4	$16.4	$18.2
Benefit (provision) for income taxes	$4.4	$3.4	$4.2	$7.0	$(4.1)	$(4.7)
Cumulative effects of accounting changes (net of income taxes)	$(48.1)	$(47.1)	$—	$—	$—	$—
Net income	$28.5	$31.3	$46.4	$42.8	$12.6	$13.7
Basic and diluted earnings per share:
Income from continuing operations before cumulative effects of accounting changes	$.09	$.10	$.15	$.14	$.04	$.04
Net income	$.09	$.10	$.15	$.14	$.04	$.04

     The Company restated its previously issued unaudited financial statements for the first three interim periods of 2004. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-K. Additionally, the Company has concluded that the impact of these adjustments to the periods prior to January 1, 2004 were considered not to be material to the Company’s consolidated financial statements. As a result, the Company has recorded the net impact of the adjustments as a correction of an error in Other operating expenses in the consolidated statement of operations in the first quarter of 2004. The table below represents the adjustments as if they had been properly recorded in the applicable line item.

Prior Year
Adjustment
Funeral	$4,107
Cemetery	10,629

Revenues	14,736

Funeral	12,478
Cemetery	926

Cost and expenses	13,404

Funeral	(8,371)
Cemetery	9,703

Gross Profits	1,332

General and administrative expenses	—
Gains and impairment losses on dispositions	(916)
Other operating income	—

Operating income	416

Interest expense	—
Other income, net	—

—

Income before taxes	416
Benefit for income taxes	(171)

Income before discontinued operations and cumulative effect of accounting changes	587
Income from discontinued operations	—
Cumulative effect of accounting changes	—

Net Income	$587

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

     We apply SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (SFAS 60) to test for impairment of our deferred selling costs as prescribed by the AICPA Industry Guide, “Life and Health Insurance Entities”. Accordingly, when circumstances indicate that actual experience for a portfolio of contracts, regardless of the year of origin, may result in losses, we assess whether the expected gross contract revenues for each portfolio of preneed funeral contracts or preneed cemetery contracts less all related expected contract costs is sufficient to cover the current unamortized deferred selling costs associated with each portfolio. For purposes of applying this policy, a portfolio of preneed funeral contracts or preneed cemetery contracts is comprised of all such contracts executed within a given market (i.e. an area of operation). If deferred selling costs for a portfolio of contracts exceeds the related gross contract revenue less expected contract costs, the excess is charged to expense. We believe this is the most appropriate way to evaluate impairment because it is consistent with the manner in which we acquire, service, and measure the profitability of our preneed funeral and cemetery contracts. Our sales organization is organized by market, and the selling costs incurred and deferred specifically relate to the preneed funeral and cemetery deferred revenues recorded in the operating market. The Company is addressing loss contracts in its impairment review of deferred selling costs because we are including all related expected costs in the contract analysis. The application of the requirements under SFAS No. 5 “Accounting for Contingencies” is comparable with the Company’s current application of the requirements under SFAS 60. In 2004, the Company performed an impairment test for cemetery and funeral deferred selling costs with no impairment indicated.

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

Allowances — We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and at need receivables, our preneed funeral and preneed cemetery deferred revenues, as well as for our funeral and cemetery deferred selling costs. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.

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

Deferred Selling Costs — Our policy is to defer selling costs that vary with and are primarily related to the acquisition of preneed funeral (trust funded only) and preneed cemetery contracts, and to expense such costs in proportion to the revenue recognized. This deferral, which is calculated based on deferral rates discussed below, and amortization model follows the provisions of SFAS 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). The selling costs subject to deferral are the pool of compensation expense and related fringe costs incurred by the Company’s sales counselors and sales managers. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurement costs, brochures and marketing materials, advertising and general administrative costs) are expensed as incurred.

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

As preneed funeral and cemetery contracts are processed, the rates are applied systematically to the production dollars and the resulting amount is deferred. As a result, the funeral and cemetery deferred selling costs are only generated when preneed funeral and cemetery contract production is recorded. Therefore, these deferred selling costs vary with and relate primarily to the production of the business. The Company has separate deferred selling cost accounts related to preneed funeral, preneed cemetery interment rights, preneed cemetery merchandise, and preneed cemetery services. The deferred preneed funeral and cemetery revenue accounts are recorded similarly.

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

(Dollars in
millions)	Sensitivity Analysis
Workers Compensation	$1.30
General Liability	$0.82
Auto Liability	$.24

Total Sensitivity	$2.36

(1)	The loss development factors used in the December 31, 2004 calculation are based on the Company’s actual claim history by policy year for the period beginning May 1, 1991 — May 1, 2004.

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

     The trust reconciliation project included three components: cemetery merchandise and service trusts, preneed funeral merchandise and service trusts and cemetery perpetual care trusts. The Company has continually assessed the status of the project and adjusted the general ledger accounts accordingly. As of December 31, 2003 and June 30, 2004, the Company made certain adjustments to its consolidated financial statements. The projected adjustments were influenced by the percentage of reconciliations completed at a location level and the expected error rate of uncompleted reconciliations.

     In December 2003, the Company accrued a $3.2 million reduction in revenues as an adjustment for the trust reconciliation project. This adjustment was based on management’s best estimate at that time. This estimate represented the aggregate amounts for the three components, based on the work completed as of December 31, 2003. As of December 31, 2003, the reconciliations were completed for the cemetery perpetual care trust assets and 68% of the cemetery trust assets; thus, the adjustments for these components were based on the specifically identified reconciling items. For the remaining cemetery and the funeral trust assets, and other accounts associated with the preneed funeral and cemetery contracts, the adjustment was based on a comparison of the detail in the subsidiary accounting records with the balances in the general ledger as the best estimate of the ultimate adjustment required.

     In June 2004, management again assessed the progress of its trust reconciliation project. As of June 30, 2004, the Company had completed the trust asset reconciliations for cemetery merchandise and service trusts, preneed funeral merchandise and service trusts and cemetery perpetual care trusts. However, as of June 30, 2004, the Company had not completed reconciliations of its deferred preneed funeral revenue accounts.

     To properly reflect preneed funeral deferred revenue at June 30, 2004, the Company determined, through acceptable statistical sampling methods, the amount of deferred revenue associated with contracts that had been fulfilled or cancelled in a previous period but had not been processed in our accounting system. Because a new at-need contract is recorded for a death maturity, the funeral revenues for merchandise delivered and services performed was recorded in the proper period, but the appropriate trust fund income may not have been recorded. For cancellations, the appropriate trust fund income and revenues for amounts that were not required to be refunded to the customer upon cancellation may not have been recorded. The Company utilized a consultant to develop the testing strategy in quantifying the amount of deferred revenue that should have been removed from the backlog detail.

     The Company statistically selected 20 contracts from each of 97 locations. The sample size was determined based on a 95% confidence level. The number of locations selected for sampling was determined as the number of sites necessary to support a valid statistical sample and sufficient to highlight errors that existed in the entire population. Of these, 1,940 contracts selected, 1,864 were located and returned for evaluation in the sample. The 76 contracts for which the location personnel could not find the contract files were eliminated from the sample, as the Company deemed it inappropriate to assume that an item was an error or not an error without evidence to support the conclusion. Thus, these contracts were assumed to have the same attributes as the remaining population. The review of the 1,864 preneed funeral contracts sampled within 97 locations, resulted in an 8.4% error rate in the backlog. Using a confidence level of 95%, the extrapolated dollar error was $66.0 million with a confidence interval of ±$16.1 million. From a statistical perspective, any point within the interval range is as statistically valid as another point within the range. Accordingly, the Company believed that the mid-point of the interval of $66.0 million was the most appropriate estimate to record at that time as it represented the center of the confidence interval. The Company determined based on review of the results of the statistical sample that approximately 33% of the $66 million adjustment to the deferred preneed funeral backlog had an impact to the income statement. Based on this mid-point and based on the review of each contract with an error, the estimated impact of $22 million on the Company’s consolidated income before income taxes was calculated and recorded at June 30, 2004. The adjustment as of June 30, 2004 included an estimate for contracts that should have previously been removed from the backlog because of a death or cancellation in a prior period and an estimate for the reconciling difference between adjusted detail of the preneed funeral contracts to the general ledger. This statistical sample related to preneed funeral deferred revenue had no impact on our adjustment of cemetery contracts.

     As of June 30, 2004, the Company recorded a $2.2 million charge to its consolidated statement of operations. This charge of $2.2 million included adjustments to the completed trust asset reconciliations and the estimated adjustments of $22 million discussed above related to funeral deferred revenue.

     As of December 31, 2004, the Company has completed its reconciliation procedures for its trust assets and funeral deferred revenue. As a result of this adjustment, the Company has reevaluated previous adjustments related to these reconciliations and the impact to prior periods.

     Based on the results of the completion of the reconciliation project, the Company determined that the $22 million adjustment recorded in the second quarter of 2004 should have been $6 million. The difference between the $22 million and $6 million adjustments was primarily attributed to locations in Florida. The total population of the contracts was not as homogeneous as expected in the sample, particularly with regards to the locations in Florida. While Florida contracts represented 48% of the actual population at December 31, 2004 and had an error rate of approximately 3%, they represented only 21% of the statistical sample and had an error rate of only 1%. The lower error rates in both the statistical sample and the actual population for Florida contracts are attributed to a different process that was in place for Florida locations. A centralized trust processing center was in place for these contracts for approximately 10 years. In addition to the sampling anomaly for Florida, the actual results at December 31, 2004 included an additional $3 million charge for the difference between the adjusted contract detail and the general ledger and other items that had not been encompassed in the June 30, 2004 estimate.

     These reconciliation matters did not have an impact on our reported cash balance or net cash provided by operating activities in any period mentioned above as amounts that were deposited or withdrawn from trust by the Company were appropriately reported in the statement of cash flows in the appropriate period.

Cemetery Contract Verification Project

     At December 31, 2003, the Company restated its previously issued financial statements for the fiscal years ended December 31, 2002, 2001, 2000 and the first three quarters of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues and other items as described below. As a result of this restatement and other events including the implementation of Section 404 of the Sarbanes Oxley Act and the implementation of the Company’s new point of sale system, the Company began a process to examine all cemetery contracts in the Company’s deferred preneed cemetery contract balance to ensure that revenue was recognized in the appropriate period (when merchandise and services were delivered or performed).

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

     The Company utilized a consultant to develop the testing strategy in quantifying the amount of deferred revenue that should be recognized in prior periods. The consultant believed the best quantification would be derived from a random sample across all cemeteries, without regard to size, based on the assumption all of our cemeteries were homogenous as to accounting policies and procedures, management structure and use of consistent accounting systems and processes. Stratification of the sample between locations was not used because stratification can cause bias which may lead to false conclusions. Our sample selection was a two-step process, randomly selecting 100 cemeteries out of the population of 400 plus cemeteries and then randomly selecting twenty items from each of the 100 cemeteries, for a total random sample of 2,000 items.

     The sample size was determined based on a 95% confidence level. The number of locations selected for sampling was determined as the number of sites necessary to support a valid statistical sample and sufficient to highlight errors that existed in the entire population. The sample results identified 79 errors totaling an error rate of 2.6% and the sample results were extrapolated to the approximately $1.6 billion deferred revenue universe. The extrapolated sample quantified the dollar amount of merchandise and service items which were still deferred in our accounting system detail, but were found to be physically delivered in periods prior to December 31, 2003. The amounts were divided into annual “contra reserve accounts” based on the ratio of the errors from each respective years of delivery to the total amount of errors discovered. The dollar error of the projection totaled $41 million and was recorded at December 31, 2003.

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

     As of December 31, 2004 the Company had completed cemetery contract verifications of 100% of the deferred preneed cemetery revenue of the largest market cemeteries consisting of approximately 46% of our total cemetery deferred revenue. It was determined at the end of 2004, that the remaining 54% of our deferred preneed cemetery revenue balance would not be verified until May 2005. This 54% represented operational geographic markets of smaller (but greater quantity) cemeteries. To determine the propriety of the locations not 100% verified at December 31, 2004 (approximately 285), another statistical sample was taken related only to these locations and an extrapolated error rate was quantified.

     This sample was performed similarly to the sample performed at December 31, 2003 (random sample of 100 locations and random sampling of 20 items at each of the 100 locations). This amount was compared to the remaining contra reserve account (as described above) to determine if any additional adjustments would be warranted.

     It was determined the original sample had an anomaly. As previously stated, the statistical sample approach taken assumed a homogenous universe. Our Miami group of cemeteries (five in total), which was verified 100% by December 31, 2004 was subsequently determined to be an anomaly for the reasons described below:

•	The results of the 100% verification process for the Miami group of cemeteries was much different than the remaining locations which performed the 100% review, when comparing the amount of “out of period” deliveries processed (those items found during the review of the detail which had physically been delivered in years prior to January 1, 2004) as compared to the total deferred revenue per location. The Miami locations error rate was much higher (8.5%) than the average of the remaining locations verified (3.1%). The merchandise had been properly installed and services appropriately performed; however, the activity was not properly recorded in the accounting records.

•	The management reporting structure was different in Miami locations than the remaining North America operating structure, and had not previously performed a detailed, systematic review of their preneed cemetery contracts like the rest of the North American Cemetery Operations had completed previously.

However, excluding the Miami results, the roll-forward of the contra reserve account compared reasonably, within the acceptable confidence interval range, with the new statistical sample extrapolated at December 31, 2004. However, the confidence interval, or precision, resulting from the 2004 sample was larger than anticipated (± $11 million).

     Due to the anomaly which occurred in the Miami operations, the Company considered whether there were any other anomalies in the remaining locations to be verified in 2005 that would cause the statistical sample results to be incorrect. To reduce the risk of discovering an additional anomaly, and to reduce the confidence interval to an acceptable range, the Company selected an additional sample of items from all of the remaining locations not previously verified and not selected in the initial sample performed in 2005 (185 additional locations), and increased the sample size per location from 20 items to 50 items. As a result, an additional 9,000 sample items were selected, and when combined with the results of the initial sample, approximately 11,000 items were tested. The sample results for December 31, 2004, considering the two samples together, identified an error rate of 3.8% and calculated a point estimate of $34.4 million with a 95% confidence interval of ± $4.3 million. The Company consultant reviewed the information and has agreed that the sample analysis of the current sample conforms to accepted statistical practice and the results are reasonable. Comparing this amount to the remaining amounts previously recorded, and excluding the effect of balance sheet only reclassification (of $4.6 million), the adjustment required to the Company’s consolidated statement of operations was a total of $21.8 million. Of the $21.8 million adjustment, all but approximately $1.0 million related to pre 2004 activity ($13.0 million, or approximately 60% of the total adjustment, related to pre 2000 activity). The Company has determined the sampling methodology and results are valid and are the most appropriate manner to record the adjustments in our 2004 consolidated financial statements.

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

Deferred Selling Costs

      The Company has made an accounting policy election to begin expensing these selling costs as of January 1, 2005 in the period incurred rather than deferred as this method is the preferable of the two acceptable methods. Associated with this accounting policy election, the Company will file a preferability letter with the Securities and Exchange Commission in connection with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005. The Company will incur a non-cash charge of approximately $312 million representing the write-off of deferred selling costs recorded on our balance sheet as of January 1, 2005. Additionally, if the Company had expensed these selling costs in 2004 and 2003, our pretax income would have been reduced by approximately $14 million, or $.03 per diluted share and $11 million, or $.02 per diluted share, respectively. A change in the treatment of deferred preneed selling costs would have no impact on the Company’s cash position or net cash provided by operating activities.

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

     Other income was $16.1 million in 2004 compared to $24.3 million in 2003 and $14.5 million in 2002. The components of other income for the years presented were as follows:

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

We could be required to make further changes to our accounting method related to preneed deferred selling costs.

     We are in discussions with the Staff of the Securities and Exchange Commission related to our accounting policies for preneed deferred selling costs. We have made an accounting policy election to begin expensing these selling costs as of January 1, 2005 in the period incurred rather than deferring the expenses as this method is the preferable of the two acceptable methods. Associated with this accounting policy election, the Company will file a preferability letter with the Securities and Exchange Commission in connection with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005. Although we believe that our application and the timing of the application of this accounting method is correct, it is possible that the Securities and Exchange Commission may disagree and require us to reclassify or possibly restate prior period financial statements.

The final results of our cemetery contract verification project may be different than our statistical sampling.

     As of December 31, 2004, we had completed cemetery contract verifications consisting of approximately 46% of our total cemetery deferred revenue balance. The remaining 54% of our cemetery contracts will not be verified until May 2005. Based on the sample results as of December 31, 2004, we recorded a net adjustment of $21.8 million to our consolidated statement of operations.

     We believe the statistical sampling methodology and results are valid and provide a reasonable basis for the adjustments recorded in our 2004 consolidated financial statements. We have designed our statistical sampling methodology to provide final results that we believe will not vary materially from the results of the statistical sample determined at December 31, 2004. However, if the complete results vary materially from the results for the statistical sample at December 31, 2004, or if we determine that the complete results are otherwise material to our financial statements, we may be required to restate our financial statements or reclassify these items on our financial statements on a going forward basis.

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

As discussed in note two to the consolidated financial statements, the Company restated its previously issued consolidated financial statements for the year ended December 31, 2002.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Service Corporation International did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses relating to (i) revenue recognition on preneed cemetery contracts; (ii) reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs; (iii) lease accounting; (iv) revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts; (v) use and control of pre-numbered manual contracts; (vi) cash receipts; (vii) approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable; (viii) cash disbursements at the funeral and cemetery locations; (ix) and merchandise inventory, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004 as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004 as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004 as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by local management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point-of-sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the accuracy, completeness and safeguarding of cash receipts. Specifically, individual cash receipt documentation is not consistently prepared for all cash or check payments made by the customer, daily reconciliations of cash are not consistently reviewed by location personnel, and customer payments are not consistently secured at all times prior to deposit. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in misappropriation of company assets and a misstatement of cash and accounts receivable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the outstanding account balances at period-end to ensure appropriate follow up is performed or write-off of account balance is performed. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of accounts receivable and revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the review of cash disbursements at the funeral and cemetery locations. Specifically, the Company did not maintain effective controls over the review by location management of disbursements made at those locations and by the corporate office in Houston on behalf of such locations in order to verify that all expenditures are accurate and reasonable. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are erroneous or not for legitimate business purposes or could result in a misstatement of accounts payable or expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the existence, completeness and accuracy of merchandise inventory. Specifically, the Company did maintain effective controls over physical inventory counts at the funeral and cemetery locations. Inventory count sheets were not signed by individuals who performed and verified the counts. Also, in some instances, inventory counts were not conducted on a timely basis or the inventory counts by location personnel were not accurate. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in the misstatement of inventory and cost of sales that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

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

NOTE TWO

Restatement of Financial Statements

     In 2003, the Company restated its previously issued financial statements for the fiscal years ended December 31, 2002, 2001, 2000, and the first three interim periods of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues. Additionally, the Company has restated its previously issued unaudited financial statements for the first three interim periods of 2004, related to (1) deferred preneed cemetery contract revenues, (2) certain reconciliations of our funeral and cemetery trust assets and deferred revenues, and (3) operating leases and other reconciliations. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financials statements in this Form 10-K. Additionally, the Company has concluded that the impact of these adjustments to the years ended December 31, 2003, 2002, 2001 and 2000 were considered to be not material to the Company’s consolidated financial statements. As a result, the Company has recorded the net impact of the adjustments of $0.4 million income before tax in Other operating expense as a correction of an error in its restated unaudited March 31, 2004 consolidated financial data.

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

2004 Activity

     In 2004, the Company initiated a project to physically verify approximately 3.6 million individual cemetery contract items to determine whether merchandise and services previously sold had been delivered. Approximately 46% of the deferred revenue has been reviewed to date. As a result of this review, the Company has adjusted its cemetery deferred revenues for the individual cemetery contract items reviewed to date. Additionally, the Company recorded an adjustment for the remaining items to be reviewed during the completion of the verification project. The Company has determined these adjustments to be material to its consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The

Company evaluated the materiality of these adjustments on its financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments is not material to any quarterly or annual period prior to January 1, 2004. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial data as a correction of an error. The effect of the adjustments to the Company’s cemetery deferred revenues are detailed in the section Effect of Restatements below.

Trust and Cemetery Deferred Revenue Verification Project

     During 2003, the Company began the implementation of FIN 46R, the implementation of Section 404 of the Sarbanes Oxley Act, and the implementation of our new point-of-sale system.

     The trust verification project included three primary components: preneed cemetery merchandise and service trusts; preneed funeral merchandise and service trusts; and cemetery perpetual care trusts. As the project progressed, we assessed the status and adjusted the general ledger accounts accordingly. At December 31, 2003 and June 30, 2004, we made certain adjustments to our consolidated financial statements based on our best estimate at the time. The adjustments were influenced by the percentage of verifications completed and the expected error rate of uncompleted verifications.

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

Effect of Restatements

     The adjustments to income before income taxes related to the trust verification project, the cemetery verification project, operating leases and other verifications as described above are summarized below for the first three interim periods of 2004 and the cumulative adjustment for the years prior to January 1, 2004. The effect of these adjustments on the years ended December 31, 2003, 2002 and prior years were immaterial to the Company’s consolidated financial statements. The Company will record the adjustment related to the periods prior to January 1, 2004 in its restated March 31, 2004 financial statements as a correction of an error as they are immaterial to the financial statements as detailed in the table below.

Inc (Dec) to pretax income	Pre-2004	Q1 2004 (unaudited)	Q2 2004 (unaudited)	Q3 2004 (unaudited)	Total
Effect of trust verifications	$(15,256)	$(3,403)	$409	$—	$(18,250)
Cemetery deferred revenue adjustments and out of quarter analysis	20,796	2,184	905	3,933	27,818
Effect of operating lease adjustments	(3,778)	(32)	(33)	(39)	(3,882)
Effect of other verification matters.	(1,346)	5,197	(7,731)	(2,069)	(5,949)

Total	$416	$3,946	$(6,450)	$1,825	$(263)

     Included in the adjustment to first quarter of 2004 consolidated statement of operations are amounts related to adjustments prior to 2000. Of the $15.3 million adjustment related to trust reconciliations, $6.2 million related to adjustments prior to 2000. Of the $20.8 million adjustment related to cemetery deferred revenues, $13.0 million related to adjustments prior to 2000. Of the $3.8 million adjustment related to operating lease adjustments, $2.7 million related to adjustments prior to 2000. Of the $1.3 million adjustment related to other reconciliations, $6.0 million related to adjustments prior to 2000.

Restatement of First Three Interim Periods of 2004

     The effect of the restatement of our previously reported unaudited consolidated statement of operations for the periods described above is included in the following table. The effect on the consolidated balance sheet is immaterial to all periods presented in this 2004 Form 10-K.

(Dollars in millions, except per share amounts)	Quarter ended		Quarter ended		Quarter ended
	March 31,		June 30,		September 30,
	2004 (unaudited)		2004 (unaudited)		2004 (unaudited)
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Selected consolidated statement of operations data:
Revenues	$586.1	$589.4	$432.1	$432.1	$403.4	$404.6
Costs and expenses	$473.0	$473.1	$358.7	$359.1	$335.1	$334.5
Gross profits	$113.1	$116.3	$73.4	$73.0	$68.3	$70.1
Operating income	$97.7	$100.5	$57.0	$50.5	$39.7	$41.5
Income from continuing operations before income taxes and cumulative effects of accounting changes	$71.4	$74.3	$7.9	$1.4	$16.4	$18.2
Benefit (provision) for income taxes	$4.4	$3.4	$4.2	$7.0	$(4.1)	$(4.7)
Cumulative effects of accounting changes (net of income taxes)	$(48.1)	$(47.1)	$—	$—	$—	$—
Net income	$28.5	$31.3	$46.4	$42.8	$12.6	$13.7
Basic and diluted earnings per share:
Income from continuing operations before cumulative effects of accounting changes	$.09	$.10	$.15	$.14	$.04	$.04
Net income	$.09	$.10	$.15	$.14	$.04	$.04

     The Company restated its previously issued unaudited financial statements for the first three interim periods of 2004. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-K. Additionally, the Company has concluded that the impact of these adjustments to the periods prior to January 1, 2004 were considered to be not material to the Company’s consolidated financial statements. As a result, the Company has recorded the net impact of the adjustments as a correction of an error in Other operating expenses in the consolidated statement of operations in the first quarter of 2004. The table below represents the adjustments as if they had been properly recorded in the applicable line item.

Prior Year
Adjustment
Funeral	$4,107
Cemetery	10,629

Revenues	14,736

Funeral	12,478
Cemetery	926

Cost and expenses	13,404

Funeral	(8,371)
Cemetery	9,703

Gross Profits	1,332

General and administrative expenses	—
Gains and impairment losses on dispositions	(916)
Other operating income	—

Operating income	416

Interest expense	—
Other income, net	—

—

Income before taxes	416
Benefit for income taxes	(171)

Income before discontinued operations and cumulative effect of accounting changes	587
Income from discontinued operations	—
Cumulative effect of accounting changes	—

Net Income (Loss)	$587

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

     During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these existing systems. These existing systems were fully amortized by the conclusion of the third quarter of 2003. The Company capitalized application development stage costs associated with the new system implementation in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). The new point of sale system replaced three separate contract entry systems between the fourth quarter of 2003 and the third quarter of 2004. At December 31, 2004 the new point of sale system is fully implemented and functioning as intended. The Company began amortizing such costs upon implementation of this new system in the fourth quarter of 2003 at which time the old systems were fully amortized. The Company recognized additional amortization related to this change in estimate of approximately $13,800 and $13,500 in the years ended December 31, 2003 and 2002, respectively. This change in estimate impacted net income by approximately $8,694, or diluted income per share of $.03 in 2003 and impacted net loss by approximately $8,500, or diluted loss per share $.03 in 2002.

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

Deferred Selling Costs

     The Company defers selling costs that vary with and are primarily related to the acquisition of preneed funeral (trust funded only) and preneed cemetery contracts, and to expense such costs in proportion to the revenue recognized. This deferral, which is calculated based on deferral rates discussed below, and amortization model follows the provisions of SFAS 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). The selling costs subject to deferral are the pool of compensation expense and related fringe costs incurred by the Company’s sales counselors and sales managers. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurement costs, brochures and marketing materials, advertising and general administrative costs) are expensed as incurred.

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

     As preneed funeral and cemetery contracts are processed, the rates are applied systematically to the production dollars and the resulting amount is deferred. As a result, the funeral and cemetery deferred selling costs are only generated when preneed funeral and cemetery contract production is recorded. Therefore, these deferred selling costs vary with and relate primarily to the production of the business. The Company has separate deferred selling cost accounts related to preneed funeral, preneed cemetery interment rights, preneed cemetery merchandise, and preneed cemetery services. The deferred preneed funeral and cemetery revenue accounts are recorded similarly.

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

     The Company does not attribute deferred selling costs to each individual contract (or each item in the case of cemetery deferred selling costs) because our systems do not currently have the complete functionality to defer and amortize the costs and we have no other cost effective means by which to do so. We believe using the proportionate method of amortization and the homogenous nature of the 430,000 preneed funeral contracts and 3.6 million of preneed cemetery contract items (as separated by interment rights, merchandise and services) allows for a systematic match of costs with related revenues.

     The Company applies the requirements of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (SFAS 60) to test for impairment of our deferred selling costs as prescribed by the AICPA Industry Guide, “Life and Health Insurance Entities.” Accordingly, when circumstances indicate that actual experience for a portfolio of contracts, regardless of the year of origin, may result in losses, the Company assesses whether the expected gross contract revenues for each portfolio of preneed funeral contracts or preneed cemetery contracts less all related expected contract costs is sufficient to cover the current unamortized deferred selling costs associated with each portfolio. For purposes of applying this policy, a portfolio of preneed funeral contracts or preneed cemetery contracts is comprised of all such contracts executed within a given market (i.e., an area of operation). If deferred selling costs for a portfolio of contracts exceeds the related gross contract revenue less expected contract costs, the excess is charged to expense. If there is an indication of further excess cost over the deferred revenue balance, a loss contract liability would be recorded. The Company believes this is the most appropriate way to evaluate impairment because it is consistent with the manner in which it acquires, services, and measures the profitability of its preneed funeral and cemetery contracts. The sales organization is organized by market, and the selling costs incurred and deferred specifically relate to the preneed funeral and cemetery deferred revenues recorded in the operating market.

     An allowance is provided against the deferred selling costs associated with contract cancellations, with a corresponding charge to the consolidated statement of operations. The allowance for cancellations is determined from the Company’s historical experience and is based on the amount of unrecoverable deferred selling costs in relation to the associated deferred revenue.

     The following table depicts the activity in the allowance for deferred selling costs for the years ended December 31, 2004 and 2003.

	Beginning	Change in	Change for	Ending
(Dollars in thousands)	Balance	Allowance	Divestitures	Balance
2004
Allowance for funeral deferred selling costs	$(8,742)	$(1,202)	$117	$(9,827)
Allowance for cemetery deferred selling costs	(15,044)	(874)	(6)	(15,924)

2003
Allowance for funeral deferred selling costs.	$(8,911)	$83	$86	$(8,742)
Allowance for cemetery deferred selling costs	(14,020)	(1,135)	111	(15,044)

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

SERVICE CORPORATION INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2004

		Charged
		(credited)	Charged
	Balance at	to Costs	(credited)		Balance
	beginning	and	to other		at end of
Description	of period	Expenses	accounts(2)	Write Offs(1)	Period
Current Provision:
Allowance for doubtful accounts:
Year ended December 31, 2004	$15,348	$(3,376)	$8,757	$(8,157)	$12,572
Year ended December 31, 2003	22,697	7,627	(720)	(14,256)	15,348
Year ended December 31, 2002	42,439	2,710	(2,179)	(20,273)	22,697

Due After One Year:
Allowance for contract cancellation and doubtful accounts:
Year ended December 31, 2004	$55,029	$(21,502)	$(165)	$—	$33,362
Year ended December 31, 2003	29,030	1,813	24,675	(489)	55,029
Year ended December 31, 2002	(21,984)	45,901	7,311	(2,198)	29,030

Preneed Funeral and Preneed Cemetery Asset: (3)
Allowance for contract cancellation and doubtful accounts:
Year ended December 31, 2004	$387,150	$(17,772)	$(316,038)	$—	$53,340
Year ended December 31, 2003	357,761	17,466	11,923	—	387,150
Year ended December 31, 2002	423,630	(36,253)	(29,616)	—	357,761

Deferred Preneed Funeral and Cemetery Revenue: (3)
Allowance for contract cancellations:
Year ended December 31, 2004	$(369,980)	$—	$257,690	$—	$(112,290)
Year ended December 31, 2003	(339,339)	—	(30,641)	—	(369,980)
Year ended December 31, 2002 (as restated, note 2)	(368,955)	—	29,616	—	(339,339)

Deferred Tax Valuation Allowance:
Year ended December 31, 2004	$35,859	$8,049	$—	$—	$43,908
Year ended December 31, 2003	156,372	2,966	(123,479)	—	35,859
Year ended December 31, 2002	163,044	(6,672)	—	—	156,372

(1)	Uncollected receivables written off, net of recoveries.

(2)	Primarily relates to cumulative effect of accounting change and acquisitions and dispositions of operations. 2003 deferred tax valuation allowance was reclassified to other deferred tax liabilities with no change to net deferred income taxes.

(3)	Allowances related to the Company’s insurance funded preneed funeral contracts associated with the Company’s French funeral operations (disposed of in March 2004) have been removed from this table in this Form 10-K/A to conform with the presentation in the Company’s consolidated financial statements.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:

•	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004 as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004 as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004 as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by local management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point-of-sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the accuracy, completeness and safeguarding of cash receipts. Specifically, individual cash receipt documentation is not consistently prepared for all cash or check payments made by the customer, daily reconciliations of cash are not consistently reviewed by location personnel, and customer payments are not consistently secured at all times prior to deposit. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in misappropriation of company assets and a misstatement of cash and accounts receivable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the

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

Dated: April 7, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

R. L. WALTRIP*	Chairman of the Board	April 7, 2005
(R. L. Waltrip)

THOMAS L. RYAN*	President, Chief Executive Officer and Director (Principal Executive Officer)	April 7, 2005
(Thomas L. Ryan)

JEFFREY E. CURTISS*	Senior Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)	April 7, 2005
(Jeffrey E. Curtiss)

ERIC D. TANZBERGER*	Vice President Corporate Controller	April 7, 2005
(Eric D. Tanzberger)

ALAN R. BUCKWALTER, III*	Director	April 7, 2005
(Alan R. Buckwalter, III)

ANTHONY L. COELHO*	Director	April 7, 2005
(Anthony L. Coelho)

JACK FINKELSTEIN*	Director	April 7, 2005
(Jack Finkelstein)

A. J. FOYT, JR.*	Director	April 7, 2005
(A. J. Foyt, Jr.)

S. MALCOLM GILLIS*	Director	April 7, 2005
(S. Malcolm Gillis)

JAMES H. GREER*	Director	April 7, 2005
(James H. Greer)

VICTOR L. LUND*	Director	April 7, 2005
(Victor L. Lund)

JOHN W. MECOM, JR.*	Director	April 7, 2005
(John W. Mecom, Jr.)

CLIFTON H. MORRIS, JR.*	Director	April 7, 2005
(Clifton H. Morris, Jr.)

W. BLAIR WALTRIP*	Director	April 7, 2005
(W. Blair Waltrip)

EDWARD E. WILLIAMS*	Director	April 7, 2005
(Edward E. Williams)

*By /s/ JAMES M. SHELGER
(James M. Shelger, as Attorney-In-Fact For each of the Persons indicated)

EXHIBIT INDEX

PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).
3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended June 30, 2004).
4.1	—	Rights Agreement dated as of May 14, 1998 between the Company and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).
4.2	—	Agreement Appointing a Successor Rights Agent Under Rights Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).
10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
10.4	—	Employment Agreement, dated January 1, 1998, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).
10.5	—	First Amendment to Employment Agreement, dated February 25, 2003, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2002).
10.6	—	Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992).
10.7	—	Separation and Release Agreement, dated January 18, 2000, among the Company, SCI Executive Services, Inc. and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1999).

Exhibit
Number		Description
10.8	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and B. D. Hunter. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2003).
10.9	—	Release, Consultative and Noncompetition Agreement by SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI Executive Services, Inc., Huntco International, Inc. and B. D. Hunter, dated February 9, 2005. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2004).
10.10	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).
10.11	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).
10.12	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Jeffrey E. Curtiss. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2003).
10.13	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).
10.14	—	1993 Long-Term Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-00179 on Form S-8).
10.15	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1996).
10.16	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1997).
10.17	—	1995 Incentive Equity Plan. (Incorporated by reference to Annex B to Proxy Statement dated April 17, 1995).
10.18	—	Amendment to 1995 Incentive Equity Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.18 to form 10-K for the fiscal year ended December 31, 1996).
10.19	—	Amendment to 1995 Incentive Equity Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1997).
10.20	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated May 13, 2004).
10.21	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).
10.22	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
10.23	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.24	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).

Exhibit
Number		Description
10.25	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).
10.26	—	Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 2004).
10.27	—	2001 Stock Plan for Non-Employee Directors. (Incorporated by reference to Annex A to Proxy Statement dated April 13, 2001).
10.28	—	First Amendment to 2001 Stock Plan for Non-Employee Directors dated May 8, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).
10.29	—	Director Fee Plan. (Incorporated by reference to Annex B to Proxy Statement dated April 13, 2001).
10.30	—	First Amendment, dated November 13, 2002, to Director Fee Plan. (Incorporated by reference to Exhibit 10.33 to form 10-K for the fiscal year ended December 31, 2002).
10.31	—	Second Amendment to Director Fee Plan dated May 8, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).
10.32	—	1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).
10.33	—	Amendment to 1996 Nonqualified Incentive Plan dated November 13, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-50084).
10.34	—	Amendment to 1996 Nonqualified Incentive Plan dated November 11, 1999. (Incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-50084).
10.35	—	Amendment to 1996 Nonqualified Incentive Plan dated February 14, 2001. (Incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-67800).
10.36	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).
10.37	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).
10.38	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).
10.39	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).
10.40	—	Amendment No. 4 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).
10.41	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
10.42	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002).
10.43	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).
10.44	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).

Exhibit
Number		Description
10.45	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).
10.46	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).
10.47	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.48	—	Amended and Restated Revolving Credit Agreement dated as of August 11, 2004 among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Southwest Bank of Texas, N.A. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 99.6 to Form 10-Q for the fiscal quarter ended June 30, 2004).
12.1	—	Ratio of Earnings to Fixed Charges. (Incorporated by reference to Exhibit 12.1 to Form 10-K for the year ended December 31, 2004).
21.1	—	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 2004).
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney. (Incorporated by reference to Exhibit 24.1 to Form 10-K for the year ended December 31, 2004).
31.1	—	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

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