Form 10-K/A
period 2003-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2005-05-13
CIK 89089

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6402-1

Service Corporation International
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1488375 (I.R.S. employer identification no.)

1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)

Registrant’s telephone number, including area code: 713/522-5141

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1 par value) Preferred Share Purchase Rights 6 3/4% Convertible Subordinated Notes Due 2008	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $1,142,008,087 based upon a closing market price of $3.87 on June 30, 2003 of a share of common stock as reported on the New York Stock Exchange — Composite Transactions Tape.

     The number of shares outstanding of the registrant’s common stock as of February 27, 2004 was 303,571,052 (net of treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement in connection with its 2004 Annual Meeting of Shareholders (Part III)

Explanatory Note

     The Company is amending and restating in its entirety its Form 10-K for the year ended December 31, 2003, to reflect operations that have been classified as discontinued operations and to reflect certain accounting changes surrounding the Company’s insurance funded preneed funeral contracts. The Company is also including additional disclosures that were not provided in its original Form 10-K.

     In addition, the Company has changed its method of accounting for insurance funded preneed funeral contracts as the Company has concluded that its insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral contracts, net and Deferred preneed funeral revenues. The removal of these amounts did not have an impact on the Company’s consolidated shareholders’ equity, results of operations or cash flows.

Discontinued Operations

     In 1999, the Company began an initiative to identify and address non-strategic or underperforming businesses. As a result of this assessment, the Company committed to a plan in June 2004 to divest the existing funeral and cemetery operations in Argentina and Uruguay. The Company is actively marketing these operations and plans to have no continuing interest in these operations subsequent to the disposal of the Argentina and Uruguay businesses. As a result, the Company has classified these operations as discontinued operations for all periods presented.

SERVICE CORPORATION INTERNATIONAL

PART I

ITEM 1. Business.

(Dollars in millions)

     We restated our previously issued financial statements for the fiscal years ended December 31, 2002, 2001 and 2000, the interim quarters of 2002, 2001, 2000 and the first three quarters of 2003. All applicable amounts relating to these restatements have been reflected in this Form 10-K. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes two and twenty-one to the consolidated financial statements in Item 8 of this Form 10-K for details of the restatement.

General

     Service Corporation International (SCI or the Company) is the world’s largest provider of funeral and cemetery services. At December 31, 2003, we operated 2,225 funeral service locations, 417 cemeteries and 183 crematoria located in eight countries. We also had a minority interest equity investment in funeral and cemetery operations in the United Kingdom and Australia. In the fourth quarter of 2003, we sold our minority interest equity investment in our Australia operations. We expect to sell our minority interest investment in the United Kingdom in the second quarter of 2004, pending a successful public offering transaction. On            March 11, 2004, we sold our funeral operations in France and subsequently purchased a 25% equity interest in the acquiring entity. The French operations consisted of 963 funeral service locations and 39 crematoria at December 31, 2003. For additional information regarding this transaction, see note twenty to the consolidated financial statements in Item 8 of this Form 10-K.

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

     During the fourth quarter of 2003, we realigned our funeral and cemetery operations in North America to better meet the needs of different market types. As a result, the funeral and cemetery operations in North America are organized into 32 major markets and 44 middle markets. Each market is led by a market director with responsibility for funeral and cemetery operations as well as preneed sales. Within each market, the operational facilities realize efficiencies by sharing common resources such as personnel, preparation services and vehicles. There are three market support centers in North America to assist market directors with financial, administrative and human resource needs. These support centers, commonly referred to as “hubs”, are located in Houston, New York and Los Angeles. The primary functions of the market support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices and serve as liaisons for implementation of policies and procedures.

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

     In the death care industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. The west coast of the United States, Florida and Arizona have the highest concentration of cremation consumers in North America. Cremations usually result in lower revenue and gross profit dollars than traditional funeral services. In North America during 2003, 39.0% of all funeral services we performed were cremation cases, compared to 37.9% performed in 2002. We have expanded our cremation memorialization products and services in several North America markets, which has resulted in higher average sales for cremation cases compared to historical levels. During 2003, we continued to expand our nationally branded cremation service locations called National Cremation® Service (NCS). At            December 31, 2003, NCS operated in eighteen states and Canada. NCS plans to expand its presence in existing states by adding locations where there is a business need.

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

     In addition to selling products and services to client families at the time of need, we also sell preneed funeral services in most of our service markets. A funeral preneed arrangement is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. All or a portion of the funds collected from preneed funeral contracts are placed into trust accounts, pursuant to applicable law. Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral. In certain situations and pursuant to applicable laws, we will post a surety bond as financial assurance for a certain amount of the preneed funeral contract in lieu of placing certain funds in trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K for further details on our practice of posting such surety bonds. For additional information regarding preneed funeral activities, see the Preneed Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in Item 7 and notes three, four and five to the consolidated financial statements in Item 8 of this Form 10-K.

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

Combined Funeral Service Locations and Cemeteries

     At December 31, 2003, we owned 185 funeral service/cemetery combination locations in which a funeral service location is physically located within or adjoining an SCI owned cemetery. Combination locations allow certain facility, personnel and equipment costs to be shared between the funeral service location and cemetery and typically have a higher gross margin than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give consumers added convenience to purchase both funeral and cemetery products and services at a single location.

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

     As previously mentioned, we sold our funeral operations in France in March 2004. The French funeral services industry has undergone significant regulatory change in recent years. Historically, the French funeral services industry had been controlled, as provided by national legislation, either (i) directly by municipalities through municipality-operated funeral establishments (Municipal

Monopoly), or (ii) indirectly by the remaining municipalities that have contracted for funeral service activities with third party providers, such as our French funeral operations (Exclusive Municipal Authority). Legislation was passed that has generally ended municipal control of the French funeral service business and has allowed free competition among funeral service providers. Under such legislation, the Exclusive Municipal Authority was abolished in January 1996, and the Municipal Monopoly was eliminated in January 1998. Cemeteries in France are currently controlled by municipalities and religious organizations. We previously sold cemetery merchandise such as markers and monuments to consumers for use in these cemeteries.

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

     At December 31, 2003, we owned approximately 68% of the real estate and buildings used by our 2,225 funeral service locations, cemeteries and 183 crematoria, and 32% of such facilities are leased. In addition, we leased two aircraft pursuant to cancelable operating leases. At December 31, 2003, we operated 10,032 vehicles, of which 29% were owned and 71% were leased. For additional information regarding leases, see the Contractual, Commercial and Contingent Commitments section in Financial Condition, Liquidity and Capital Resources in Item 7 and note twelve to the consolidated financial statements in Item 8 of this Form 10-K.

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

			Year First
			Became
Officer Name	Age	Position	Officer(1)
R. L. Waltrip	73	Chairman of the Board and Chief Executive Officer	1962
B. D. Hunter	74	Vice Chairman of the Board	1986
Thomas L. Ryan	38	President and Chief Operating Officer	1999
Michael R. Webb	45	Executive Vice President	1998
Jeffrey E. Curtiss	55	Senior Vice President Chief Financial Officer and Treasurer	2000
Stephen M. Mack	52	Senior Vice President Middle Market Operations	1998
James M. Shelger	54	Senior Vice President General Counsel and Secretary	1987
J. Daniel Garrison	52	Vice President Operations Services	1998
W. Cardon Gerner	49	Vice President Accounting	1999
Eric D. Tanzberger	35	Vice President and Corporate Controller	2000
Stephen J. Uthoff	52	Vice President Chief Information Officer	2000
Sumner J. Waring, III	35	Vice President Major Market Operations	2002

(1)	Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

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

     Mr. Uthoff joined the Company as Vice President Chief Information Officer in January 2000. From June 1994 through July 1999, Mr. Uthoff served as Vice President – Planning & Analysis of Browning-Ferris Industries, a waste services company. Mr. Uthoff attended Oklahoma State University, where he earned a Bachelor of Science degree in Engineering and a Master of Science degree in Accounting.

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

     Each officer of the Company is elected by the Board of Directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the Bylaws of the Company. Each officer of a subsidiary of the Company is elected by the subsidiary’s board of directors and holds his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner prescribed in the bylaws of the subsidiary.

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Company’s common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2003, there were 6,609 holders of record of the Company’s common stock.

     In October 1999, the Company suspended payment of regular quarterly cash dividends on its outstanding common stock in order to focus on improving cash flow and reducing existing debt. Under the Company’s bank credit agreement, the Company is restricted from paying dividends and making other distributions.

     The table below shows the Company’s quarterly high and low common stock prices for the two years ended December 31, 2003:

	2003		2002
	High	Low	High	Low
First quarter.	$3.82	$2.78	$5.50	$4.55
Second quarter	4.24	2.67	5.15	3.60
Third quarter.	4.95	3.75	4.64	2.25
Fourth quarter	5.58	4.45	3.71	2.42

     SRV is the New York Stock Exchange ticker symbol for the common stock of the Company. Options in the Company’s common stock are traded on the Philadelphia Stock Exchange under the symbol SRV.

     For equity compensation plan information, see Part III of this report on page 99.

ITEM 6. Selected Financial Data.

     The following selected consolidated financial data for the years ended December 31, 1999 through December 31, 2003 is derived from our audited consolidated financial statements as restated. The operating data includes reclassifications to conform to current period presentations with no impact on net income. In the second quarter of 2004, we committed to a plan to divest our existing funeral and cemetery operations in Argentina and Uruguay. Therefore, these operations are classified as discontinued for all periods presented. In the first quarter of 2004, we changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements”. Therefore, we have removed from our balance sheet amounts relating to insurance funded preneed funeral contracts for periods presented. The data set forth should be read in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included in this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.

     The financial statements for the fiscal years ended December 31, 2002, 2001 and 2000, the interim quarters of 2002, 2001, 2000 and the first three quarters of 2003 have been restated. All applicable amounts relating to these restatements have been reflected in the following selected financial data.

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in millions except per
share amounts)	Year ended December 31,
	2003	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Selected Consolidated Statement of Operations Data:

Revenue	$2,328.4	$2,312.4	$2,489.0	$2,569.5	$2,979.0
Income (loss) from continuing operations before cumulative effects of accounting changes	$82.6	$(82.2)	$(464.0)	$(388.4)	$(55.8)
Net income (loss)	$85.1	$(232.5)	$(623.4)	$(1,294.1)	$(32.4)

Earnings per share:
Income (loss) from continuing operations before cumulative effects of accounting changes
Basic	$0.28	$(0.28)	$(1.63)	$(1.43)	$(0.21)
Diluted	$0.28	$(0.28)	$(1.63)	$(1.43)	$(0.21)
Net income (loss)
Basic	$0.28	$(0.79)	$(2.19)	$(4.75)	$(0.12)
Diluted	$0.28	$(0.79)	$(2.19)	$(4.75)	$(0.12)

Dividends per share	—	—	—	—	$0.27

Selected Consolidated Balance Sheet Data:

Total assets	$7,725.2	$7,798.2	$9,025.0	$10,525.0	$10,779.7
Long-term debt, less current maturities	$1,519.2	$1,874.1	$2,301.4	$3,078.7	$3,622.2
Stockholders’ equity	$1,527.0	$1,326.7	$1,456.4	$2,025.0	$3,495.3

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in millions, except average sales prices and per share data)

Restatement of Historical Financial Statements

     We restated our previously issued financial statements for the fiscal years ended December 31, 2002, 2001 and 2000, the interim quarters of 2002, 2001 and 2000, and the first three quarters of 2003, primarily related to adjustments to Deferred preneed cemetery contract revenues. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and notes to the consolidated financial statements.

     Prior to the implementation of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), the Company recorded revenues for cemetery merchandise or services at the time the contract was signed by the customer. The estimated costs to deliver merchandise and perform services were charged to expense at the time the contract was signed and a corresponding liability was recorded on the Company’s consolidated balance sheet. This liability was periodically adjusted to reflect changes in the estimated costs of merchandise and services. When the Company delivered merchandise or performed services under a customer’s cemetery contract, our policy required cemetery personnel to record such delivery or performance into the accounting system. This entry reduced the corresponding liability as the obligation was satisfied.

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

     During 2000 through September 2003, we identified approximately $109.4 million of preneed cemetery contract items that were out-of-period deliveries, which means that these items had been delivered or performed, but the revenue had not been recognized in the appropriate period of delivery. These items were originally recognized as revenues and disclosed as changes in estimates in the periods from 2000 through 2003. Offsetting the $109.4 million, we recorded $43.6 million of cemetery revenue from 2000 through September 2003, which represents the effects of subsequent years being restated into the appropriate earlier period as detailed in the table below.

				First Three
				Quarters
(Dollars in millions)	2000	2001	2002	of 2003	Total
Reductions in cemetery revenues for out-of-period deliveries	$(12.8)	$(68.5)	$(23.4)	$(4.7)	$(109.4)

Effects of subsequent years being restated into the appropriate period	$27.7	$11.0	$4.9	$—	$43.6

Net restatement of cemetery revenues for out-of-period deliveries	$14.9	$(57.5)	$(18.5)	$(4.7)	$(65.8)

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

     We also reviewed our accounting policy for amortizing preneed funeral deferred selling costs and have changed the methodology for amortizing these costs from a straight line basis to a method more in proportion to when the associated revenues are recognized. We included this change in amortization in our restated results.

     The effect of the restatement of our previously reported consolidated statement of operations and consolidated balance sheet for the periods described above is as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31
	2002		2001		2000
	As reported	As Restated	As Reported	As Restated	As Reported	As Restated

Selected consolidated statement of operations data:
Revenues	$2,322.2	$2,312.4	$2,538.1	$2,489.0	$2,549.8	$2,569.5
Costs and expenses	$(1,959.3)	$(1,950.4)	$(2,173.5)	$(2,166.2)	$(2,216.4)	$(2,226.5)
Gross profits	$362.9	$362.0	$364.6	$322.8	$333.4	$343.0
Operating income (loss)	$16.8	$15.8	$(189.0)	$(230.9)	$(247.2)	$(237.5)
Loss from continuing operations before income taxes and cumulative effects of accounting changes	$(118.9)	$(119.9)	$(376.7)	$(418.6)	$(475.6)	$(465.9)
Benefit (provision) for income taxes	$37.3	$37.7	$(61.6)	$(45.3)	$81.3	$77.6
Cumulative effects of accounting changes (net of income taxes)	$(135.6)	$(135.6)	$(7.6)	$(7.6)	$(913.6)	$(870.4)
Net loss	$(231.9)	$(232.5)	$(597.8)	$(623.4)	$(1,343.3)	$(1,294.1)
Basic and diluted earnings per share:
Loss from continuing operations before cumulative effects of accounting changes	$(.28)	$(.28)	$(1.54)	$(1.63)	$(1.45)	$(1.43)
Net loss	$(.79)	$(.79)	$(2.10)	$(2.19)	$(4.93)	$(4.75)

(Dollars in thousands, except per share data)

	As of December 31, 2002
	As Reported	As Restated
Selected consolidated balance sheet data:
Inventories	$135,263	$136,666
Total current assets	$612,874	$614,277
Deferred charges and other assets	$719,180	$712,030
Total assets	$8,253,993	$7,798,246
Deferred cemetery contract revenues, net	$1,672,661	$1,629,540
Deferred income taxes	$420,658	$435,148
Accumulated deficit	$(1,046,029)	$(1,023,145)
Total stockholders’ equity	$1,303,771	$1,326,655
Total liabilities and stockholders’ equity	$8,253,993	$7,798,246

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

Overview

     Service Corporation International (SCI), headquartered in Houston, Texas, is the world’s largest funeral and cemetery company. At December 31, 2003, we operated 2,225 funeral service locations, 417 cemeteries, and 183 crematoria in eight countries. North America operations represented 56% of funeral service locations, 97% of cemeteries and 77% of crematoria owned at December 31, 2003, and approximately 73% of consolidated revenues and 79% of consolidated gross profits.

North America Operations

     To meet the needs of different markets, the funeral and cemetery operations in North America are organized into 32 major markets and 44 middle markets. Each market is led by a market director with responsibility for both funeral and cemetery operations as well as preneed sales in their particular market. Within each market, the businesses realize efficiencies by sharing common resources such as personnel, preparation services, and vehicles. To assist market directors with financial and administrative needs as well as human resource issues, there are three market support centers in North America. These support centers, commonly referred to as “hubs” are located in Houston, New York and Los Angeles. The market support centers help to facilitate the execution of corporate strategies, coordinate the communication between corporate office and the field, and act as liaisons for implementation of policies and procedures.

International Operations

     On March 11, 2004, we sold our funeral operations in France and then purchased a 25% equity interest in the acquiring company. We also have a minority interest equity investment in the United Kingdom. Remaining international operations outside of North America consist of funeral businesses in Singapore and primarily cemetery businesses in Argentina, Chile and Uruguay. It is our intention to exit these remaining international businesses when market values and economic conditions are conducive to a sale or joint venture. At this time, we believe our focus is best spent in North America where significant opportunities for growth exist. Subsequent to December 31, 2003, management committed to a plan to sell its Argentina and Uruguay operations. For additional information, see note nineteen to the consolidated financial statements included in this Form 10-K.

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

     Our core business can be characterized as stable, reflective of favorable demographics and relatively predictable revenue and cash flow streams that are further enhanced by more than $3,100 million of deferred revenues associated with North America preneed funeral and cemetery sales. This backlog of future revenues is primarily supported by investments in trust funds or third party insurance policies.

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

     In late 2002 and early 2003, we made significant changes to the structure and processes of the sales organization. These changes included eliminating certain lead generation programs, incentive travel programs and other inefficient sales activities and shifting to a sales model based on personal referrals and standardized professional certification, redesigning sales management compensation programs to profit-based measures from revenue-based measures and reducing sales management positions. We are also in the final stages of shifting to a compensation model for sales counselors that is variable and directly related to the production of new business. Historically, sales counselors’ compensation was based solely on commissions. These changes made to the sales organization were a significant driver of improved cemetery margins in 2003.

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

     Having simplified our sales approach and redesigned our financial, technical and administrative infrastructure, we were able to make significant changes to the field management structure in late 2003. The old management structure consisted of multiple layers and two organizations (sales and operations). The new management structure is based on a major market and middle market concept with the understanding that our markets and businesses are not all the same and can benefit from different management approaches. We eliminated the dual management organizations and now have one person responsible for each market who has the ability to lead in a multi-segment environment, who is focused on growing our business and who is committed to the Dignity Memorial® standards and brand. This single line management structure is expected to increase accountability and execution, improve communication and reduce overhead costs. To assist market directors with financial and administrative needs as well as human resource issues, there are three market support centers, commonly referred to as “hubs”. The market support centers help facilitate the execution of corporate strategies, coordinate the communication between the corporate office and our operating locations, and act as liaisons for implementation of policies and procedures, including monitoring and enhancing our internal control policies and procedures.

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

     Externally, we continue to enhance signage and local advertising efforts using the Dignity® name and logo. Through our national brand we are the sponsor of several nationally recognized community programs including Dignity Memorial Escape School® (www.escapeschool.com), which provides parents and their children with critical abduction prevention and escape techniques, Dignity Memorial Smart and Safe Seniors® (www.smartandsafe.com), which educates seniors about consumer fraud, cons and scams, home break-ins, travel safety and other topics, and The Vietnam Wall Experience (www.vietnamwallexperience.com), which is a traveling, three-quarter-scale replica of the Vietnam Veterans Memorial in Washington, D.C. We are also currently testing new television, radio and print advertising, which if successful, will be launched on a national basis. This new media advertising focuses on the unique products and services exclusive to Dignity Memorial® providers.

     It is our belief that today’s funeral consumers’ preferences are changing. The focus in this industry historically has been on selling caskets, flowers and interment rights. Based on our market studies, we believe customers are less interested in buying products and more interested in creating a meaningful experience and receiving professional help to deal with the aspects of what occurs when a loved one dies. Through our Dignity® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer through the entire experience. Some of the exclusive items offered through Dignity providers include grief counseling services through a 24-hour Compassion Helpline, legal services membership, internet memorial archive capabilities through Making Everlasting Memories (www.mem.com) and the Aftercare® Planner — a comprehensive organizing system that helps families manage the many business details that arise after a death occurs. Dignity benefits also include the Bereavement Travel Program, a unique feature through which customers can obtain special rates on airfare, car rentals and hotel accommodations for family and friends who must travel from out of town to attend memorial services. Depending on the number of visitors and the cities from which their travel originates, the cumulative savings in connection with one funeral can be in the hundreds — even thousands — of dollars. Importantly, these products and services appeal to both burial and cremation consumers. We are also focusing on programs that offer consumers new ways to personalize funeral services and create meaning in the experience.

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

     To grow core revenues and profits, we believe we must address the growing trend toward cremation. We believe a successful cremation strategy is built on product differentiation, personalization and simplicity. The sale of Dignity Memorial® cremation plans can have a meaningful impact in the near term as these sales on average result in more than $1,700 of incremental revenue per service to us compared to non-Dignity cremation sales. We are also developing new displays to be used in the arrangement process that clearly explain the products and services available to cremation consumers. Within the cemetery segment, we are promoting cremation gardens, which are separate sections located within certain of our cemeteries where cremated remains can be permanently placed and that contain other unique memorialization products. We continue to develop and expand our national brand, National Cremation®, which targets the direct cremation consumer. And finally, comprehensive training programs are being developed to support and drive these key initiatives, as well as to focus on creating a personal and meaningful experience for the cremation consumer.

Increasing Market Share

     We believe that SCI has unique opportunities to grow market share due to its size and geographic diversity. We believe that a national brand will provide us access to new customers over the long term due to an increasingly mobile society in North America. We think consumers today are less likely to know a funeral director personally or live in the same area as past generations who may have used funeral home services before. A favorable experience with Dignity Memorial® through one of our community outreach programs, attending a funeral service at a Dignity location, or through previous use of a Dignity provider may influence a consumer to choose one of our funeral homes. Our centralized marketing effort will utilize information from our broad customer databases to determine geographic, demographic and lifestyle information about our consumers in order to promote awareness of the Dignity Memorial® brand name, our local names, and our provider network in the most efficient and effective manner. In addition, we will continue to capitalize on our nationwide network of providers to develop affinity relationships with large groups of individuals to whom we could market our products and services including employers, social organizations and insurance companies. Our most strategic affinity partnership today is with the Veterans of Foreign Wars and Ladies Auxiliary whose membership exceeds two million. Over the longer term, we believe these types of groups can be key influencers in the funeral home selection process.

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

Outlook for Fiscal 2004

     Our outlook for 2004 demonstrates continued strength in cash flows and further improvements to the capital structure. We expect growth in operating margins in 2004 largely as a result of infrastructure improvements and cost reduction programs that began in 2003. As discussed earlier in this section, initiatives centered on our Dignity Memorial® brand are being further developed to increase revenues and profits while addressing the consumers’ increasing preference for value-added products and services that assist them through the entire experience when a death occurs. In 2004, we anticipate increases in the selection rate of Dignity Memorial packaged funeral and cremation plans. We are continuing to focus on the development of strategic high-end cemetery inventory and implementation of a tiered-product approach and standard pricing model in each of our cemeteries.

     The outlook below provides ranges for certain operating measures on the income statement that could be used to calculate a broad range of expected diluted earnings per share; however, we believe it is more appropriate to use the range of expected diluted earnings per share provided because of the uncertainty of developments described below.

Highlights of Fiscal 2004 Outlook (In millions)
Operating Measures
North America Comparable Operations Funeral Revenues	$1,120 - $1,170
Funeral Gross Margin Percentage	20% - 24%
Cemetery Revenues	$500 - $550
Cemetery Gross Margin Percentage	13% - 17%
General and Administrative Expense	$65 - $70
Interest Expense	$127 - $130
Consolidated Effective Tax Rate	15% - 18%
Diluted Earnings Per Share	$.42 - $.50

Cash Flow and Other Measures
Cash Flows from Operating Activities	$270 - $310
Capital Expenditures	$100 - $120
Depreciation and Amortization	$125 - $135

Diluted earnings per share guidance and all other outlook provided above specifically exclude the following:

▪	Any impact from the implementation of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) 51”. This standard was originally required to be implemented in the third quarter of 2003. In December 2003, the FASB issued a revision (FIN 46R) which allows companies to defer implementation. We will implement FIN 46R as of March 31, 2004. For a complete discussion of the effect that the implementation of FIN 46R could have on our financial statements, see Critical Accounting Policies, New Accounting Pronouncements and Accounting Changes within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note four to the consolidated financial statements included in this Form 10-K.

▪	The recognition of a charge of approximately $55 million (pretax) for the cumulative effect of an accounting change associated with pension plan accounting. Effective January 1, 2004, we changed the accounting for gains and losses on our pension plan assets and obligations to recognize these gains and losses as they occur. In our outlook for 2004, we anticipate this change will reduce pension expenses in 2004 compared to 2003; however, because gains and losses will be recognized currently, market conditions could cause an adverse affect on results of operations as these gains and losses will be recognized currently. See note four to the consolidated financial statements included in this Form 10-K.

▪	Any impact from potential changes to our accounting for insurance funded preneed funeral contracts and other accounting changes.

▪	The recognition of costs associated with settlements of litigation and the recognition of receivables for insurance recoveries associated with litigation.

▪	The possibility of gains or losses associated with early extinguishments of debt.

▪	The possibility of gains or losses associated with asset dispositions or joint ventures.

▪	The possibility of changes in the capital structure, including new debt issuances and new credit facility.

▪	The possibility of the recognition of a cumulative effect of an accounting change under generally accepted accounting principles (other than FIN 46R and the change in pension accounting described above).

The following commentary describes our assumptions, estimates and beliefs supporting our 2004 outlook:

Operating Measures

▪	Comparable financial information as used in our 2004 outlook is intended to be reflective of “same store” results and excludes the effects of acquisition or construction as well as divestitures or joint ventures.

▪	The outlook for North America comparable funeral revenues assumes the number of funeral services performed will be flat to slightly down with an increase in cremation services performed offset by a 1% to 3% increase in the overall average revenue per funeral service compared to 2003 levels.

▪	North America comparable cemetery revenues are expected to be lower than 2003 levels due to a decline in cemetery construction revenues to more normalized levels. Revenues associated with cemetery property development projects in 2003 were approximately $60 million. Normalized levels of construction revenues in 2004 are expected to be $25 to $30 million. Offsetting this decline in revenues are anticipated increases in preneed sales as our sales structure becomes more stabilized following the significant changes that occurred in late 2002 and 2003.

▪	North America funeral and cemetery gross margin percentages are expected to improve in 2004 compared to 2003 primarily due to the recent business process and operating management structure changes and expected reductions in pension plan expenses.

▪	General and administrative expenses in 2003 were $178.1 million and included $95.2 million of net costs associated with various litigation-related matters. Also included in 2003 were accelerated systems amortization costs of $13.8 million that ceased in the third quarter of 2003. Excluding these litigation expenses and accelerated system amortization costs, general and administrative expenses in 2003 would have been $69.1 million. For 2004, we are estimating general and administrative expenses to be $65 to $70 million (excluding the possibility of the recognition of costs associated with settlements of litigation or receivables for insurance recoveries). Reductions in system costs will be somewhat offset by increased expenses associated with Sarbanes-Oxley compliance and compensation programs.

▪	Interest expense is expected to decrease $13 to $16 million in 2004 compared to 2003 as a result of retiring debt that is scheduled to mature in 2004. Interest expense expected in 2004 of $127 to $130 million includes approximately $10 million associated with amortization of deferred loan costs. The outlook for interest expense does not take into consideration any additional debt reduction that could occur with proceeds from asset sales or joint ventures or from cash flows from operating activities.

▪	The consolidated effective tax rate is expected to be 15% to 18% in 2004 compared to 25.6% in 2003. These unusually low rates are attributable to tax benefits received from certain international transactions. The 2004 expected effective tax rate on an annual basis for 2004 includes approximately $30 million of tax benefits associated with the joint venture of our France operations which will be realized in first quarter of 2004. The consolidated effective tax rate in the remaining quarterly periods is expected to be 32% to 35%.

▪	The range for expected diluted earnings per share assumes dilution from shares associated with the 6.75% convertible notes due 2008.

International Operations

▪	On March 11, 2004, we sold our funeral operations in France. In addition to maintaining a 25% share of the total equity capital of the newly formed entity, we received net cash proceeds of approximately $300 million and a note receivable in the amount of 10 million euros. As a result of the transaction, we expect to recognize a pretax gain on the sale of approximately $10 to $20 million in the first quarter of 2004. We also anticipate receiving tax benefits of approximately $30 million in 2004 related to the transaction. Our consolidated reported results for the year 2003 included $584.6 million in revenues and $68.3 million in gross profits that were associated with France.

▪	Remaining international operations consist primarily of cemetery businesses in South America, where we anticipate modest improvement, net of currency fluctuations.

▪	We own a 20% minority equity investment in funeral and cemetery operations in the United Kingdom. Pending a successful public offering transaction, we expect to receive proceeds of approximately $50 to $60 million in the second quarter of 2004 associated with the sale of our holdings in stock and notes in these operations.

Cash Flow and Other Measures

▪	Cash flows from operating activities in 2003 were $374.1 million and included a tax refund of $94.5 million and payments of $27.1 million, net of insurance recoveries, made during 2003 to resolve certain litigation matters. Had we not received the tax refund or incurred these net litigation payments, cash flows from operating activities in 2003 would have been $306.7 million. Cash flows from operating activities are expected to be $270 to $310 million. This amount includes our ownership of France through March 11, 2004, and excludes the $100 million payment related to the proposed settlement of certain Florida litigation and any possible payments that could be made associated with other litigation matters. It also excludes any receipts from insurance recoveries related to litigation matters and any cash contributions to our frozen pension plan as discussed below.

Anticipated improvements in North America funeral and cemetery margins and reduced interest expense are expected to offset the loss of cash flows from operating activities in 2004 due to the sale of our funeral operations in France, the discontinued use of surety bonding in Florida as discussed below.

▪	Excluded from our 2004 outlook for cash flows from operating activities are payments made related to litigation matters. In February 2004, we paid $100 million into escrow to settle certain litigation matters in Florida. We expect this payment to be partially offset by the receipt of $25 million in recoveries under the first layer of our insurance coverage in 2004.

▪	On March 11, 2004, we completed the joint venture of our funeral operations in France. In 2003, cash flows from operating activities were approximately $33 million associated with these businesses in France.

▪	In the first quarter of 2004, we made a voluntary cash contribution of $20 million to our frozen pension plan to increase the fair value of the plan assets. This contribution is excluded from our 2004 outlook for cash flows from operating activities.

▪	In February 2004, we discontinued the use of surety bonding as a means to provide financial assurance to customers for the prospective sale of preneed contracts in Florida. Beginning with contracts written in early 2004, we have elected to deposit customer receipts from the sale of preneed contracts into trust funds in accordance with state requirements. As a result of this change, our cash flows from operating activities will decline by $15 to $20 million, net of prospective trust receipts, in 2004 over 2003 levels. In subsequent periods, the impact to cash flows is expected to be immaterial. Not included in the outlook for 2004 are other potential changes regarding the use of surety bonding. We are currently evaluating our surety bonding program and may elect to discontinue the use of bonding in other states or cancel certain outstanding bonds and replace with funds in trusts in accordance with state regulations.

▪	Payments on restructuring charges are expected to increase by approximately $7 million in 2004 compared to 2003 primarily due to severance costs associated with the reorganization of our operating management structure in the fourth quarter of 2003.

▪	Similar to 2003, we do not expect to pay U.S. federal income taxes in 2004 due to significant tax loss carry-forwards. Because of these tax loss carry-forwards, we believe we will not pay cash taxes until 2006. In 2004, we expect to pay approximately $5 million for various state and Canadian province taxes.

▪	Capital expenditures in 2004 are expected to be $100 to $120 million compared to $116 million in 2003. Increases in North America capital spending will be offset by reductions related to the joint venture of France. In 2003, $34.3 million of our total capital expenditures were associated with operations in France. Of the total projected capital expenditures in 2004, we expect to spend approximately $65 to $70 million on capital improvements that we believe are necessary to maintain our existing facilities in a condition consistent with company standards and extend their useful lives. This includes approximately $5 million related to our partial year ownership of France in 2004. Growth-oriented capital spending in North America is expected to increase due to investments in new funeral service facilities, Dignity® product displays in our funeral homes, and in developing strategic high-end cemetery property inventory.

▪	Depreciation and amortization expense is expected to decline in 2004 compared to 2003 primarily due to the elimination of accelerated systems amortization costs and a reduction in cemetery deferred selling amortization costs due to expected lower levels of preneed revenues in 2004.

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

Revenue Recognition

     Funeral revenue is recognized when funeral services are performed. Our trade receivables primarily consist of amounts due for funeral services already performed. We sell price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of preneed funeral contracts, including accumulated trust earnings, are deferred until such time that the funeral services are performed (see notes three and five to the consolidated financial statements included in this Form 10-K).

     Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10%) of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed (see notes three and six to the consolidated financial statements included in this Form 10-K).

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

     We apply the requirements of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (SFAS 60) to test for impairment of our deferred selling costs as prescribed by the AICPA Industry Guide, “Life and Health Insurance Entities”. Accordingly, when circumstances indicate that actual experience for a portfolio of contracts, regardless of the year of origin, may result in losses, we assess whether the expected gross contract revenues for each portfolio of preneed funeral contracts or preneed cemetery contracts less all related expected contract costs is sufficient to cover the current unamortized deferred selling costs associated with each portfolio. For purposes of applying this policy, a portfolio of preneed funeral contracts or preneed cemetery contracts is comprised of all such contracts executed within a given market (i.e. an area of operation). If deferred selling costs for a portfolio of contracts exceeds the related gross contract revenue less expected contract costs, the excess is charged to expense. We believe this is the most appropriate way to evaluate impairment because it is consistent with the manner in which we acquire, service, and measure the profitability of our preneed funeral and cemetery contracts. Our sales organization is organized by market, and the selling costs incurred and deferred specifically related to the preneed funeral and cemetery deferred revenues recorded in the operating market. The Company is addressing loss contracts in its impairment review of deferred selling costs because we are including all related expected costs in the contract analysis. The application of the requirements under SFAS No. 5 “Accounting for Contingencies” is comparable with the Company’s current application of the requirements under SFAS 60.

     Our systems do not allow us to track cash flow at the individual contract level for preneed funeral and cemetery contracts. Further, we do not believe that evaluation for impairment at the individual contract level is required by SFAS 60 or SFAS 5. We believe the lowest level of identifiable cash flows associated with our preneed funeral and cemetery activities is at our market level of operations. The contracts are homogenous at this level. Therefore, the assumptions at this level would be the same as on an individual contract level.

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

Deferred Selling Costs – Our policy is to defer selling costs that vary with and are primarily related to the acquisition of preneed funeral (trust funded only) and preneed cemetery contracts, and to expense such costs in proportion to the revenue recognized. This deferral, which is calculated based on deferral rates discussed below, and amortization model follows the provisions of SFAS 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). The selling costs subject to deferral are the pool of compensation expense and related fringe costs incurred by the Company’s sales counselors and sales managers. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurement costs, brochures and marketing materials, advertising and general administrative costs) are expensed as incurred.

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

Taxes – Our ability to realize the benefit of deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from current estimates. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States and, therefore, have not provided for deferred federal income taxes on such unremitted foreign earnings.

Pension cost – Our pension costs and liabilities are actuarially determined based on certain assumptions, including expected long-term rates of return on plan assets and the discount rate used to compute future benefit obligations. It is our policy to use a discount rate comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company’s pension benefits. In 2003 and in prior years, actuarial gains and losses resulting from changes in the assumptions, or experience differences from those assumptions, are amortized over the remaining service period of active employees expected to receive benefits under the plans.

Since 2002, we have used a 9.0% assumed rate of return on plan assets as a result of a high allocation of equity securities within the plan assets. At December 31, 2003, 74% of the plan assets were equity securities with the remaining 26% of plan assets being represented by fixed income securities. As of December 31, 2003, the equity securities were invested approximately 40% in U.S. “Large Cap” investments, 15% in international equities, 10% in U.S. “Small Cap” investments and 9% in the Company’s stock. Our actuaries estimate the expected performance over a ten year period of each class of security. The 9.0% rate of return on plan assets was determined by allocating these expected long-term returns to the different components of the assets.

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

Insurance loss reserves – We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability and workers compensation insurance coverages structured with high deductibles. This high deductible insurance program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages and falling within the deductible of each coverage through the use of qualified and independent actuaries. A variety of actuarial methodologies are applied to the underlying loss data by the actuary in arriving at an estimate of the “reasonably possible” loss range. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness will generally effect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these actuarial evaluations are used to both analyze and adjust our insurance loss reserves.

Our independent actuaries used five actuarial methods generally accepted by the Casualty Actuarial Society to arrive at an estimate of a range that we refer to as “reasonably possible”. The Actuarial Standard of Practice No. 36 (ASOP 36 published by the American Academy of Actuaries) states: “A range of reasonable estimates is a range of estimates that could be produced by appropriate actuarial methods or alternative sets of assumptions that the actuary judges to be reasonable.” Methods used to determine the Company’s reasonably possible range are: paid and incurred loss development methods; frequency-severity methods; and paid and incurred Bornhuetter-Ferguson methods. All of these methods were used to determine the Company’s reasonably possible range of insurance loss reserves for the years ended December 31, 2003, 2002 and 2001.

The Company has not changed its methodologies for determining the reasonably possible range; however, there are changes made to the assumptions as the loss development factors are updated. These loss development factors are determined based on the Company’s historical loss development data(1) and are updated annually as new data becomes available. As a result, the loss development factors used in the December 31, 2002 analysis could be different from the loss development factors used in the December 31, 2003 analysis. The Company considers these changes in loss development factors synonymous to “changes in assumptions”. The final loss estimate is not determined by weighting the methodologies, but instead is subjectively arrived at by our independent actuary considering the relative merits of the various methods and the truncated average of the various methods.

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

As of December 31, 2003, reported losses within the Company’s retention for workers compensation, general liability and auto liability incurred during the period May 1, 1987 through December 31, 2003 were approximately $167 million. The selected fully developed ultimate settlement value estimated by our independent actuary was $199.4 million. Paid losses were $155.1 million indicating a reserve requirement of $44.3 million. After considering matters discussed between our independent actuary, related to this calculation, the Company estimated the reserve to be $46.8 million as of December 31, 2003.

At December 31, 2003 and 2002, the balances in the reserve and the related activity were as follows:

(Dollars in millions)
Balance at December 31, 2001	$(42.6)
Additions	(22.7)
Payments	26.3

Balance at December 31, 2002	$(39.0)
Additions	(31.6)
Payments	23.8

Balance at December 31, 2003	$(46.8)

Our independent actuary performed a sensitivity analysis that was modeled to assess the impact of changes to the reserve pertaining to workers compensation, general liability, and auto liability. The sensitivity analysis assumes an instantaneous 10% adverse change to the loss development factors as summarized below.

(Dollars in	Sensitivity
millions)	Analysis
Workers Compensation	$2.3
General Liability	$0.4
Auto Liability	$1.6

Total Sensitivity	$4.3

(1)	The loss development factors used in the December 31, 2003 calculation are based on the Company’s actual claim history by policy year for the period beginning May 1, 1991 — May 1, 2003.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51”. This interpretation clarifies the application of ARB 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity and risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allows companies with certain types of variable interest entities to defer implementation until March 31, 2004.

     We are currently in discussions with the Staff of the Securities and Exchange Commission related to our implementation of            FIN 46R. The discussion relates to (i) the consolidation under FIN 46R of our preneed funeral and preneed cemetery merchandise and service trusts; (ii) the potential consolidation of our cemetery perpetual care trust funds; and (iii) the policies of recognition of the associated investment earnings of the trust funds.

     We believe, at this time, that we will consolidate the preneed funeral and preneed cemetery merchandise and service trust funds upon implementation of FIN 46R. Upon consolidation, the large majority of the trust assets will be recorded at fair value. We are unclear at this time whether we will consolidate the cemetery perpetual care trust funds upon implementation of FIN 46R. Currently, the perpetual care trust funds are not recognized on our consolidated balance sheet. If the cemetery perpetual care trust funds are consolidated, we believe we will recognize an asset and a corresponding liability in our consolidated balance sheet of approximately $650 million. The large majority of the assets of cemetery perpetual care trust funds will be recorded at fair value.

     Currently, we defer investment earnings associated with preneed funeral and preneed cemetery merchandise and service trust funds until the corresponding merchandise is delivered or the service is performed. It is unclear at this time whether this revenue recognition policy will continue upon implementation of FIN 46R, or if we will have to recognize these trust fund earnings in a revised manner, such as at the time the trusts funds themselves earn such investment earnings.

     Realized investment earnings from cemetery perpetual care trust funds are recognized in current cemetery revenues as they are intended to defray cemetery maintenance costs. We expect to continue recognizing these investment earnings under this new accounting policy.

     We believe the consolidation of the preneed funeral and preneed cemetery merchandise and service trust funds (and possibly the cemetery perpetual care trust funds) will have an effect on certain components within our consolidated statement of cash flows. Upon such consolidation, proceeds from sales of trust fund investments and disbursements for purchases of trust fund investments will be shown as separate components of cash flows from investing activities. Currently, the cash flows described above are reported within cash flows from operations as they are receivables collected from third parties.

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

     We have changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements”. Therefore, we have removed from our consolidated balance sheets amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral contracts, net and Deferred preneed funeral revenues for all periods presented. The amounts relating to insurance contracts removed were approximately $3.5 billion and $2.9 billion at December 31, 2003 and December 31, 2002, respectively. The removal of these amounts did not have an impact on our consolidated stockholders’ equity, results of operations or cash flows. See note five to the consolidated financial statements included in this Form 10-K for additional information on insurance related preneed funeral balances.

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

Results of Operations

     Our results for the fiscal years ended 2002 and 2001 and the first three quarters of 2003 have been restated. The financial data below reflects the effects of the restatement for all periods affected. For details relating to this restatement, see notes two and twenty-one to the consolidated financial statements.

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

     Total consolidated revenues were $2,328.4 million in 2003 compared to $2,312.4 million in 2002 and $2,489.0 million in 2001. The growth in revenues in 2003 over 2002 is largely attributable to increases in our funeral operations in France which benefited from positive currency fluctuations. The decrease in revenues in 2002 compared to 2001 is primarily the result of the sale of several foreign businesses, including our funeral and cemetery operations in the United Kingdom in February 2002 which previously generated annual revenues of approximately $165 million, and several businesses in North America. Although revenues have declined from 2001 levels, gross profits improved to $362.0 million in 2003 and 2002, which in turn were 12.2% higher than 2001. The gross profit margin was 15.5% in 2003 and 15.7% in 2002, which was substantially above 12.6% in 2001 largely as a result of successful ongoing cost reduction initiatives.

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

Other

     In 2003, we recognized a net pretax gain of $49.4 million in gains and impairment (losses) on dispositions, net, primarily related to the sale of certain equity investments during the year. In December 2003, we sold our equity investment in Australia and collected an associated note receivable that generated a gain and net cash proceeds of $45.7 million. During the second quarter of 2003, we sold our equity investment in Spain for net cash proceeds of $26.0 million and recognized a gain of $8.1 million. These gains helped to offset net losses related to sales of various North America businesses. In 2002, we recognized net gains and impairment losses on dispositions of $161.5 million primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America. In 2001, we recognized a net loss of $482.5 million primarily related to the loss on joint venturing our Australian operations, losses from the disposition of operations in the Netherlands, Norway and Belgium and the impairment of certain international operations held for sale.

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

     Interest expense decreased to $142.7 million in 2003 compared to $160.9 million and $210.9 million in 2002 and 2001, respectively. The decrease in interest expense reflects the success we have had in reducing outstanding debt.

     Other income, net was $29.7 million in 2003 compared to $25.2 million in 2002 and $23.2 million in 2001. Other income, net primarily consists of income from various notes receivable and cash investments, gains from early extinguishments of debt, equity earnings of investments in certain companies and cash overrides associated with preneed funeral sales with third party insurance companies. Other income, net increased in 2003 over 2002 and 2001 primarily associated with increases in interest income and transactional foreign currency exchange gains which helped to offset declines in gains from early extinguishments of debt and lower levels of cash overrides received from third party insurance companies associated with the sale of preneed funeral contracts.

     In the twelve months ended December 31, 2002, we recognized an after tax charge of $135.6 million as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets". This standard required goodwill to no longer be amortized, but instead tested for impairment annually. This charge related to impairment of goodwill in our North America cemetery segment.

     The effective tax rate was 25.8% in 2003 compared to 31.4% in 2002. The decline in the effective tax rate is due primarily to income tax benefits associated with certain international transactions. We expect the annual effective tax rate in 2004 to be 15% to 18% due to income tax benefits of approximately $30 million related to our joint venture of France which will be realized in the first quarter of 2004.

Actual Versus Comparable Results of Operations – Twelve Months Ended December 31, 2003, 2002 and 2001

     The table below reconciles our actual results to our comparable or “same store” results for the periods ended December 31, 2003, 2002 and 2001. We regard “same store” results of operations as analogous to our comparable results of operations. We consider comparable operations as operations that were not acquired or constructed after January 1, 2001 or divested prior to December 31, 2003. Therefore, in the following three-year presentation, we are providing results of operations for the same funeral and cemetery locations in each of the three year periods presented.

     In 2002, we ceased amortization of goodwill as required by SFAS 142; changed the allocation methodology of overhead costs in North America to be based on funeral and cemetery reporting unit revenues; began recognizing revenues associated with delivered caskets previously preneed on cemetery contracts as part of funeral operations instead of cemetery operations; and ceased depreciation of operating assets held for sale during 2002. In 2002, we determined transactions to sell or joint venture certain assets would be delayed until after 2002. As a result, we resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002. In January 2003, the Company once again ceased depreciation of France operating assets held for sale. For purposes of the following discussion, we have presented the financial information for 2001 on a pro forma basis as if these changes had been implemented as of January 1, 2001.

		Activity
		Associated
		with	Activity
		Acquisition /	Associated
		New	with
(Dollars in thousands)	Actual	Construction	Dispositions	Comparable	% Variance
2003

North America
Funeral Revenue	$1,145,016	$3,807	$8,427	$1,132,782	1.1%
Cemetery Revenue	561,397	—	4,421	556,976	0.8%

	$1,706,413	$3,807	$12,848	$1,689,758	1.0%

Other Foreign
Funeral Revenue	$595,938	$—	$1	$595,937	0.0%
Cemetery Revenue	26,074	—	—	26,074	0.0%

	$622,012	$—	$1	$622,011	0.0%

Total Revenues	$2,328,425	$3,807	$12,849	$2,311,769	0.8%

North America
Funeral Gross Profits	$210,708	$895	$(4,582)	$214,395	-1.7%
Cemetery Gross Profits	74,262	—	(1,005)	75,267	-1.4%

	$284,970	$895	$(5,587)	$289,662	-1.6%

Other Foreign
Funeral Gross Profits	$71,167	$—	$2	$71,165	0.0%
Cemetery Gross Profits	5,828	—	(1)	5,829	0.0%

	$76,995	$—	$1	$76,994	0.00%

Total Gross Profit	$361,965	$895	$(5,586)	$366,656	1.30%

		Activity
		Associated
		with	Activity
		Acquisition /	Associated
		New	with
	Actual	Construction	Dispositions	Comparable	% Variance
2002

North America
Funeral Revenue	$1,181,425	$3,761	$38,680	$1,138,984	3.6%
Cemetery Revenue	611,153	—	18,866	592,287	3.1%

	$1,792,578	$3,761	$57,546	$1,731,271	3.4%

Other Foreign
Funeral Revenue	$498,670	$—	$14,282	$484,388	2.9%
Cemetery Revenue	21,191	—	2,191	19,000	10.3%

	$519,861	$—	$16,473	$503,388	3.2%

Total Revenues	$2,312,439	$3,761	$74,019	$2,234,659	3.4%

North America
Funeral Gross Profits	$231,089	$1,662	$(3,205)	$232,632	-0.7%
Cemetery Gross Profits	72,779	—	2,421	70,358	3.3%

	$303,868	$1,662	$(784)	$302,990	0.3%

Other Foreign
Funeral Gross Profits	$52,954	$—	$3,356	$49,598	6.3%
Cemetery Gross Profits	5,187	—	1,785	3,402	34.4%

	$58,141	$—	$5,141	$53,000	8.8%

Total Gross Profit	$362,009	$1,662	$4,357	$355,990	1.7%

		Activity
		Associated
		with	Activity
		Acquisition /	Associated
		New	with
	Actual	Construction	Dispositions	Comparable	% Variance
2001

North America
Funeral Revenue	$1,217,840	$127	$103,027	$1,114,686	8.5%
Cemetery Revenue	571,270	—	31,653	539,617	5.5%

	$1,789,110	$127	$134,680	$1,654,303	7.5%

Other Foreign Funeral Revenue	$640,180	$—	$204,310	$435,870	31.9%
Cemetery Revenue	59,715	—	32,354	27,361	54.2%

	$699,895	$—	$236,664	$463,231	33.8%

Total Revenues	$2,489,005	$127	$371,344	$2,117,534	14.9%

North America
Funeral Gross Profits.	$214,751	$105	$(24,172)	$238,818	-11.2%
Cemetery Gross Profits	37,854	—	(11,357)	49,211	-30.0%

	$252,605	$105	$(35,529)	$288,029	-14.0%

Other Foreign
Funeral Gross Profits.	$48,571	$—	$2,706	$45,865	5.6%
Cemetery Gross Profits	21,609	—	10,946	10,663	50.7%

	$70,180	$—	$13,652	$56,528	19.5%

Total Gross Profit	$322,785	$105	$(21,877)	$344,557	6.7%

     The following table provides the components to calculate our comparable average revenue per funeral service in North America for the periods ended December 31, 2003, 2002 and 2001. We calculate average revenue per funeral service as adjusted comparable North America funeral revenue divided by the comparable number of funeral services performed in North America during the applicable period. In the calculation of average revenue per funeral service, General Agency (GA) revenues and Kenyon revenues are excluded from comparable North America funeral revenue to avoid distorting our averages of normal funeral case volume.

(Dollars in thousands)	2003	2002	2001
Comparable North America funeral revenue	$1,132,782	$1,138,984	$1,114,686
Less: GA revenues (1)	27,995	46,256	42,770
Kenyon revenue (2)	11,945	4,996	5,269

Adjusted comparable North America funeral revenue	$1,092,842	$1,087,732	$1,066,647

Comparable North America funeral services performed	263,952	268,326	268,197

Average North America revenue per funeral service	$4,140	$4,054	$3,977

(1)	General Agency (GA) revenues are commissions we receive from third party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon International Emergency Services is our disaster response subsidiary that engages in mass fatality and emergency response services.

Consolidated Funeral Segment Analysis

Consolidated funeral revenues increased $60.9 million in 2003 compared to 2002 as a result of a $97.3 million increase in foreign revenues, partially offset by a decline of $36.4 million in North America funeral revenues. The increase in foreign revenues is predominantly related to our French operations and is due to increases in funeral services performed and in the average revenue per funeral, as well as favorable currency effects. North America funeral revenues declined primarily as a result of divestitures and declines in GA revenues. GA revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

     Consolidated funeral gross profits declined $2.2 million in 2003 compared to 2002. Declines in North America funeral operations due to decreased revenues described above and increases in employee benefit and insurance costs were partially offset by improvements in French funeral operations which benefited from increased revenues described above and reduced depreciation expense.

     Consolidated funeral revenues decreased $177.9 million in 2002 compared to 2001 mainly due to a decrease of $141.5 million in foreign funeral revenues primarily as a result of the sale of our funeral operations in the United Kingdom in February 2002. In 2002, funeral operations in the United Kingdom generated $13.2 million of revenues compared to $140.4 million in 2001. The remaining decrease in foreign funeral revenues is primarily due other foreign divestitures which was partially offset by increased revenues from funeral operations in France. North America funeral revenues declined $36.4 million due to dispositions.

     Despite the decline in revenues in 2002, consolidated funeral gross profits increased $20.7 million in 2002 compared to 2001. North America funeral gross profits increased $16.3 million primarily due to the sale of certain underperforming businesses. Foreign funeral gross profits improved $4.4 million primarily due to improvements in French funeral operations which benefited from increased revenues, positive currency effects, and reduced depreciation expense. These increases in funeral operations in France helped to offset the loss of gross profits from the sale of certain foreign operations, including funeral operations in the United Kingdom. In 2002, gross profits from funeral operations in the United Kingdom were $3.3 million compared to $14.1 million in 2001.

Comparable Funeral Segment Analysis

     Comparable North America funeral revenues in 2003 were $1,132.8 million and on the upper end of our guidance range of $1,090 million to $1,150 million. Comparable North America funeral revenues decreased slightly in 2003 from 2002. A decline of 1.6% in the number of funeral services performed and lower levels of general agency revenues associated with the sale of insurance funded preneed funeral contracts were partially offset by an increase of 2.1% in the average revenue per funeral service. We believe the declines in funeral services performed are consistent with, and in certain instances less than, the declines reported by others in the funeral service and casket manufacturing industries. We also track weekly mortality data published by the Centers for Disease Control (CDC). We believe that the decline in our funeral services performed in 2003 is less than the declines in numbers of deaths reported by the CDC. General agency revenues declined in 2003 versus 2002 due to the anticipated decrease in sales of insurance funded preneed funeral contracts as a result of the significant changes made to the sales organization. Comparable North America funeral revenues increased 2.2% in 2002 compared to 2001 led by a slight increase in comparable funeral services performed and a 1.9% increase in the average revenue per funeral service.

     The average revenue per funeral service increased 2.1% in 2003 over 2002 and increased 1.9% in 2002 over 2001. The fourth quarter of 2003 represents the fourteenth consecutive quarter in which we have increased our average revenue per funeral service. This consistent growth in average revenue is largely a result of the success of the nationally branded Dignity Memorial® packaged funeral and cremation plan initiative. Dignity Memorial packaged plans are designed to simplify the customer decision-making process, provide savings and enhance the value to consumers through unique products and services which have traditionally been unavailable through funeral service locations. In addition to improving customer satisfaction levels as measured by independent surveys, Dignity Memorial burial and cremation packaged plans generate significant incremental revenue per funeral service compared to non-Dignity sales due to the comprehensive product and service offerings they provide. On a burial funeral, Dignity Memorial packaged sales generate on average approximately $2,800 more than non-Dignity sales. On a cremation service, Dignity Memorial packaged sales generate approximately $1,700 more than non-Dignity sales. During 2003, approximately 16% of the total funeral consumers served selected a Dignity packaged plan compared to approximately 14% in 2002 and approximately 7% in 2001. On a preneed basis, approximately 20% of funeral preneed arrangements contracts sold in 2003 were Dignity plans compared to approximately 18% in 2002 and approximately 7% in 2001.

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

     The North America funeral gross margin percentage for the twelve months ended December 31, 2003 was 18.9% and on the lower end of our targeted range of 18% to 22%. The North America funeral gross profits and gross margin percentage declined in 2003 compared to 2002 and 2001 primarily due to volume declines experienced by us and others in the industry and increased employee benefit costs and insurance costs. These increases in employee benefit and insurance costs were somewhat offset by reductions in selling and other overhead costs.

     Comparable foreign funeral revenues and gross profits, which predominantly are associated with our businesses in France, increased in 2003 compared to 2002 and 2001. Subsequent to December 31, 2003, these businesses were sold in a joint venture transaction on March 11, 2004 and we retained a 25% minority equity interest. In 2003, France’s reported revenues and gross profits were $584.6 million and $68.3 million, respectively. Included in 2003 results are positive effects of foreign currency translation of $93.2 million in revenues and $9.2 million in gross profits compared to 2002. Excluding favorable currency effects, France’s revenues grew 3.1% and the gross margin percentage improved to 11.7% compared to 9.9%. These improved results were driven by a 2.6% increase in funeral services performed and a 4.5% increase in the average revenue per funeral service. Also, 2002 results included $8.9 million of depreciation expense that was not included in 2003 under accounting rules once we began to actively pursue a joint venture with respect to the French funeral operations. Revenues and gross profits for France also improved in 2002 over 2001 despite a 0.5% decline in funeral services. The effect of foreign currency translations positively benefited 2002 revenues by $24.9 million and gross profits by $2.5 million. Included in results for 2001 is approximately $10 million more of depreciation expense as discussed above. Excluding favorable currency effects and the impact of depreciation expense, France’s revenues grew by 5.5% and gross profits improved by approximately $10 million. These improved results were due to a 4.3% increase in the average revenue per funeral and increases in burial monument sales, along with successful cost reduction initiatives.

Consolidated Cemetery Segment Analysis

     Consolidated cemetery revenues declined $44.9 million in 2003 compared to 2002 primarily as a result of a $49.8 million decrease in North America cemetery revenues, partially offset by improvements in foreign cemetery revenues. This decline in North America cemetery revenues was due to divestitures and also due to the significant changes made to the sales organization in 2003. Although we expected cemetery revenues to decline in 2003 from these strategic changes, we also anticipated, and realized, higher gross margins as a result. Cemetery gross profits in 2003 improved $2.1 million from 2002 due primarily to reductions in preneed selling costs from a number of changes made to the sales organization to increase our effectiveness.

     Consolidated cemetery revenues improved $1.4 million in 2002 compared to 2001. Increased revenues in North America of $39.9 million due primarily to increases in completed cemetery property development projects helped to offset a decline in foreign cemetery revenues of $38.5 million as a result of the sale of certain foreign cemetery operations, including cemetery operations in the United Kingdom in February 2002, and unfavorable currency effects in South America cemetery operations. In 2002, cemetery operations in the United Kingdom generated $2.2 million of revenues compared to $24.4 in 2001. Consolidated cemetery gross profits grew $18.5 million in 2002 compared to 2001. Improvements in North America cemetery operations of $34.9 million due to increases in revenue described above helped to offset a decline of $16.4 million in foreign cemetery gross profits due to the sale of certain foreign cemetery businesses, including businesses in the United Kingdom, and unfavorable currency effects in South America cemetery operations. In 2002, gross profits from cemetery operations in the United Kingdom were $0.7 million compared to $7.7 million in 2001.

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

     The comparable North America cemetery gross margin percentage for the twelve months ended December 31, 2003 was 13.5%, which exceeded the 2002 gross margin percentage of 11.9%. A significant decline in preneed selling costs as described above helped to overcome increased employee benefit and insurance costs and increased maintenance expenses to bring certain cemeteries in line with Company standards. Comparable North America cemetery gross profit and margin percentage increased in 2002 compared to 2001 primarily as a result of increases in completed cemetery property development projects.

     Comparable foreign cemetery operations represent our businesses in Chile and Uruguay. In 2003, revenues from these operations were $26.1 million compared to $19.0 million in 2002 and $27.4 million in 2001. Gross profits from these operations were $5.8 million in 2003 compared to $3.4 million in 2002 and $10.7 million in 2001. The increase in revenues and gross profits in 2003 compared to 2002 is reflective of an improved economy following a difficult year in 2002. Revenues and gross profits declined in 2002 compared to 2001 primarily as a result of unfavorable currency effects.

Financial Condition, Liquidity and Capital Resources

     Our primary financial objectives are to continue to improve our financial flexibility by generating strong cash flows, completing remaining asset sales or joint ventures, and further reducing debt. We have a goal of achieving specific ratings with the credit rating agencies. At December 31, 2003, our long-term debt was rated “BB-” by Standard and Poor’s and “B1” by Moody’s Investors Service. Our targeted rating from Standard and Poor’s is “BB” and from Moody’s Investors Service a “Ba2”. Our balance sheet continues to improve. We have made significant progress in reducing debt since 2001.

	December 31,
	2003	2002	2001
Cash and cash equivalents	$239.4	$200.6	$29.3
Total debt	$1,701.9	$1,974.4	$2,522.0

Net debt (total debt less cash)	$1,462.5	$1,773.8	$2,492.7

     Cash and cash equivalents were $239.4 million at the end of 2003 as compared with $200.6 million at the end of 2002 and $29.3 million at the end of 2001. Total debt less cash and cash equivalents at December 31, 2003, was $1,462.5 million, representing the lowest levels in our company since 1994. Total debt has been reduced by $820.1 million or 32.5% since December 31, 2001. This reduction since December 31, 2001, is a result of strong cash flows from operating activities including the receipt of tax refunds of approximately $152 million and a successful asset divestiture and joint venture program that produced more than $500 million of net cash proceeds.

Cash Flow

     We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. Cash flows from operating activities were $374.1 million in 2003 and included payments of $27.1 million, net of insurance recoveries, to resolve certain litigation matters. Excluding these litigation payments, cash flows from operating activities were $401.2 million, ahead of our guidance range of $350 to $400 million (our target range specifically excluded any potential impact from litigation matters). Also included in our actual and projected 2003 amounts and our 2003 guidance range was the receipt of a $94.5 million tax refund. Cash flows from operating activities in 2002 were $352.2 million and included a $57.1 million tax refund and a $10.1 million escrow receipt from the sale of our French insurance company. Had we not incurred these net litigation payments or received the tax refunds and escrow receipt, cash flows from operating activities in 2003 would have been $306.7 million compared to $285.0 million in 2002, representing an increase of $21.7 million or 7.6%. The increase is primarily attributable to reductions in cash interest paid. We also had improvements in working capital in North America associated with reduced preneed selling costs which helped to offset reduced operating cash flows from our French operations.

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

     Cash flows from operating activities in 2004 are expected to be $270 to $310 million, excluding the $100 million payment related to the proposed settlement of certain Florida litigation matters in February 2004 and the possibility of payments that could be made associated with other litigation related matters. It also excludes any receipts from insurance recoveries related to litigation matters and any cash contributions to our frozen pension plan. Anticipated improvements in North America funeral and cemetery margins and reduced interest expense are expected to offset the loss of cash flows from operating activities in 2004 as a result of the joint venture of France, the discontinued use of surety bonding in Florida prospectively.

Capital Expenditures

     For 2003, capital expenditures totaled $115.6 million compared to $99.9 million in 2002 and $74.9 million in 2001. Of the total capital expenditures in 2003, $34.3 million was associated with our funeral operations in France, which was divested in a joint venture on March 11, 2004. Capital spending for items that we believe are necessary to maintain our existing facilities in a condition consistent with Company standards and extend their useful lives amounted to $87.2 million in 2003 as compared to $72.9 million in 2002 and $74.0 million in 2001. The increase in capital improvement spending at our existing facilities in 2003 was planned as we continue to focus on the quality of our facilities to ensure that they are consistent with standards that we have established related to our national branding strategy and that we are competitive in our respective markets. Capital spending associated with new growth initiatives was $29.2 million in 2003 compared to $27.1 million in 2002. Included in these amounts are approximately $10 million in 2003 and 2002 associated with your operations in France. These expenditures are intended to grow revenues and profits and are primarily related to the construction of cemetery property inventory and the construction of funeral home facilities on SCI-owned cemeteries.

     Total capital expenditures in 2004 are expected to be $100 million to $120 million. Of the total projected capital expenditures in 2004, we expect to spend approximately $65 to $70 million on capital improvements to maintain our existing facilities. Growth-oriented capital spending in North America is expected to increase due to investments in new funeral home facilities, Dignity ® product displays in our funeral homes, and in developing strategic high-end cemetery property.

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

     At December 31, 2003, the maturity schedule for outstanding public notes due in the near and intermediate term was as follows:

Outstanding at
December 31, 2003
7.375% notes due April 2004	$111.2
8.375% notes due December 2004	$50.8
6.0% notes due December 2005	$272.5
7.2% notes due June 2006	$150.0

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

	Payments Due By Period
Contractual Obligations	2004	2005 – 2006	2007 - 2008	Thereafter	Total
Current maturities of long-term debt (1)	$182,682	$—	$—	$—	$182,682
Long-term debt (1)	—	477,958	668,376	422,449	1,568,783
Interest payments on long-term debt	110,537	150,937	109,995	41,248	412,717
Casket purchase agreement (2)	100,000	187,000	—	—	287,000
Operating lease agreements (3)	50,138	65,978	29,873	27,986	173,975
Contingent purchase obligation (4)	—	53,000	—	—	53,000
Management, consulting and non-competition agreements (5)	50,110	43,889	13,597	7,361	114,957

Total contractual obligations	$493,467	$978,762	$821,841	$499,044	$2,793,114

(1)	Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit agreement contains a maximum leverage ratio and a minimum interest coverage ratio. Our outstanding indebtedness includes $25.4 million principal balance of capital lease obligations of which $24.2 million was associated with capital leases of our French operations. For further information see note nine to the consolidated financial statements included in this Form 10-K.

(2)	We have executed a purchase agreement with a major casket manufacturer for our North America operations with an original minimum commitment of $750 million, covering a six-year period, which will expire in 2004. The agreement contains provisions for annual price adjustments and provides for a one-year extension to December 31, 2005 in which we are allowed to satisfy any remaining commitment that exists at the end of the original term. At December 31, 2003, our remaining maximum commitment under the purchase agreement was $287 million. Based on our historical purchases, we expect to exercise our option to extend the terms of the agreement for one year and expect to fulfill our commitment without any economic loss.

(3)	The majority of our operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our operating leases primarily relate to funeral service locations, automobiles, limousines, hearses, cemetery operating and maintenance equipment and two aircraft. Approximately $28 million of our operating leases are associated with facilities in our France operations. We have residual value exposures related to certain operating leases of approximately $7.6 million. We believe it is unlikely that we will have to make future cash payments related to these residual value exposures.

(4)	In connection with certain acquisitions related to our South America operations, we entered into contingent purchase obligations with certain former owners of those businesses, which require us to pay additional consideration in any one year between 2003 and 2005, at the option of the former owners, based on the results of operations, as defined. The additional consideration may be partially paid in common stock at the discretion of the former owners. Presently, we expect the former owners to request the additional consideration in 2005 and estimate it to be a $53 million liability, which is recorded in Other liabilities in the consolidated balance sheet.

(5)	We have entered into management employment, consulting and non-competition agreements which contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees of the Company and former owners of businesses acquired. The contractual obligation amounts pertain to the total commitment outstanding under these agreements and may not be indicative of future expenses to be incurred related to these agreements due to cost rationalization programs completed by the Company.

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

	Expiration By Period
Commercial and Contingent Obligations	2004	2005 - 2006	2007 - 2008	Thereafter	Total
Surety obligations (1)	$241,856	$—	$—	$—	$241,856
Letters of credit (2)	69,815	—	—	—	69,815
Representations and warranties (3)	7,194	13,543	—	18,386	39,123

Total commercial and contingent obligations	$318,865	$13,543	$—	$18,386	$350,794

(1)	To support our operations, we have engaged certain surety companies to issue surety bonds on behalf of the Company for customer financial assurance or as required by state and local regulations. The surety bonds are primarily obtained to provide assurance for our preneed funeral and cemetery obligations, which are appropriately presented as liabilities in the consolidated balance sheet as Deferred preneed funeral contract revenues and Deferred cemetery contract revenues. The total outstanding surety bonds at December 31, 2003, were $333 million. Of this amount, $310 million was related to preneed funeral and preneed cemetery obligations. When we obtain surety bonds, we are required to obtain 100% of our liability amount to perform the services. When we deposit funds into state-mandated trust funds, however, we are often not required to deposit 100% of the liability amount. Therefore, in the event all of the surety companies canceled or did not renew our outstanding surety bonds, which are generally renewed for twelve-month periods, we would be required to either obtain replacement assurance or fund approximately $242 million, as of December 31, 2003, primarily into state-mandated trust accounts. At this time, we do not believe we will be required to fund material future amounts related to these surety bonds. We are currently evaluating our surety bonding program and may elect to discontinue the use of bonding in other states or cancel certain outstanding bonds and replace with funds in trusts in accordance with state regulations.

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

Preneed Funeral and Cemetery Activities

     In addition to selling our products and services to client families at the time of need, we believe an active funeral and cemetery preneed arrangement program, which complements our framework for long-term growth, can increase future market share in our service markets. Preneed arrangement is a means through which a customer contractually agrees to the terms of a funeral service, cremation service, and/or cemetery burial interment right, merchandise or cemetery service to be performed or provided in the future (that is, in advance of when needed or “preneed”).

Preneed Funeral Activities

     When customers contractually prearrange their funeral services, we record an asset, Preneed funeral contracts, net, and a corresponding liability, Deferred preneed funeral contract revenues, net in our consolidated balance sheet for the contract price. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. While some customers may pay for their contract in a single payment, most preneed funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive on average a down payment at the time of sale of approximately 11%. Historically, the majority of our preneed funeral trust contracts have not included a finance charge. Because the services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral contracts be protected for the benefit of the customer pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting (collectively “trust funded preneed funeral contracts”). Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral (“insurance funded preneed funeral contract”). Only certain of these customer funding options may be applicable in any given market we serve.

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

     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of sale. We believe the market value of the preneed funeral trust investments at December 31, 2003 exceeds the expected cost of meeting our obligations to provide funeral services and merchandise for the unperformed preneed funeral contracts. Investment earnings on funds placed into trust accounts are generally accumulated and deferred until each preneed contract is either utilized upon the death of, or cancelled by, the customer. However, in certain states, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date. Until the preneed contract is utilized or cancelled, any investment earnings are attributed to the individual preneed funeral contract. These attributed investment earnings (whether distributed or undistributed) are recognized in our consolidated statement of operations when the merchandise is delivered and the services are performed following the death of the customer or when the contract is canceled and we are entitled to retain these earnings. Recognition of the investment earnings is independent of the timing of the receipt of the related cash flows.

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

     The third party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of the preneed sale. Increasing insurance benefits or death benefits payable by third party insurance companies increase annually pursuant to the terms of the life insurance policies purchased in advance of need by our customers to fund their funerals. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. Approximately 63% of our 2003 North America preneed funeral production was insurance funded preneed funeral contracts.

     The commission we earn for being the general agent on behalf of the third party insurance companies is based on a percentage per contract sold. These general agency (GA) revenues are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed. Prior to January 1, 2003, we recognized these GA revenues as reductions to selling expenses in the consolidated statement of operations. In 2003, we began recognizing these amounts as funeral revenues. We have reclassified the prior year amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition, or cash flows. Direct selling costs incurred pursuant to the sale of insurance funded preneed funeral contracts are expensed as incurred. GA revenues recognized by us totaled approximately $27.7 million, $47.1 million and $43.3 million, and direct selling costs expensed by us totaled approximately $23.9 million, $34.1 million and $37.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, in connection with sales of insurance funded preneed funeral contracts.

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

     An allowance for cancellation, based on historical experience, is provided in Preneed funeral contracts, net, and Deferred preneed funeral contract revenues, net, in the consolidated balance sheet.

     The table below details the North America results of trust and insurance funded preneed funeral production for the years ended December 31, 2003 and 2002 and the related deferred selling costs incurred to obtain the trust funded preneed arrangements. Additionally, the table reflects revenues and previously deferred trust funded preneed funeral contract selling costs recognized in the consolidated statement of operations associated with death maturities of preneed funeral contracts for the years ended December 31, 2003 and 2002.

	North America
(In millions)	Funeral
	2003	2002
		(Restated)
Preneed Production:
Trust	$99.7	$146.4
Insurance (1)	237.7	290.2

Total	$337.4	$436.6

Trust funded preneed funeral deferred selling costs	$13.4	$17.0

Death Maturity:
Previous preneed production included in current period revenues	$173.7	$147.6
Insurance	165.8	202.6

	$339.5	$350.2

Amortization/recognition of trust funded preneed funeral deferred selling costs in current period	$9.2	$9.4

(1)	Amounts are not included in the consolidated balance sheet.

     The following table reflects the total North America backlog of deferred preneed funeral contract revenues included in our consolidated balance sheet at December 31, 2003 and 2002. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of deferred preneed funeral contract revenues at December 31, 2003 and 2002. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity. The preneed funeral deferred selling costs associated with trust funded contracts (net of an estimated allowance for cancellations) are included with preneed cemetery deferred selling costs as a component of Deferred charges and other assets.

	North America
(In millions)	Funeral
	2003	2002
		(Restated)
Backlog of trust funded preneed funeral revenues (1)	$1,501.6	$1,633.6
Backlog of insurance funded preneed funeral revenues (2)	2,018.4	2,004.7

Total backlog of preneed funeral revenues (total of (1) and (2))	$3,520.0	$3,638.3

Deferred selling costs associated with trust funded deferred preneed funeral revenues	$95.4	$91.1

(1)	Net of estimated cancellation reserve.

(2)	Net of estimated cancellation reserve. Insurance funded preneed funeral contracts are not included in the consolidated balance sheet.

Preneed Cemetery Activities

     When purchasing cemetery property interment rights, merchandise, and services on a preneed basis, approximately 30% of our consumers choose to pay 100% of the contract at the time of sale. The remaining customers choose to pay for their contracts on an installment basis generally over a period of one to seven years. On these installment contracts, we receive an average down payment at the time of sale of approximately 14%. Historically, the installment contracts have included a finance charge ranging from 3.5% to 15.7% depending on the date sold, the payment period selected, state laws and the payment method (i.e., monthly statement billing or automated bank draft). Unlike preneed funeral contracts, where the entire purchase price is deferred and the revenue is recognized as one event at the time of death maturity, the revenues associated with a preneed cemetery contract can be recognized as different contract events occur. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed. With the customer’s direction, which is generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer of their personalized marker merchandise. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. For services, personalized marker merchandise where the customer chooses not to elect vendor storage or early delivery to our cemetery, and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered.

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

     The table below details the North America results of preneed cemetery production which has been deferred for the years ended December 31, 2003 and 2002 and the related deferred selling costs incurred to obtain the contract items. Additionally, the table reflects previously deferred revenues and previously deferred selling costs recognized in the consolidated statements of operations associated with deliveries of cemetery contract items for the years ended December 31, 2003 and 2002.

	North America
(In millions)	Cemetery
	2003	2002
		(Restated)
Origination:
Revenue which has been deferred	$215.7	$303.2

Deferred selling costs, net	$42.0	$44.2

Recognition:
Previous deferred revenue included in current period revenues	$217.8	$288.8

Amortization/recognition of deferred selling costs in current period	$35.9	$42.2

     The following table reflects the total North America backlog of deferred cemetery contract revenues and the related preneed cemetery contract assets included in our consolidated balance sheet at December 31, 2003. Deferred cemetery contract revenues are greater than the related preneed cemetery contract assets primarily due to cash collections allowed to be retained by us in accordance with applicable laws, partially offset by contract amounts where the revenue can be recognized at the date of sale (contracts which include constructed cemetery interment rights where we received at least 10% of the sale price).

	North America
(In millions)	Cemetery
	2003	2002
		(Restated)
Deferred cemetery contract revenues, net	$1,574.2	$1,628.5

Deferred selling costs, net	$204.9	$197.7

Preneed cemetery contracts, net	$1,059.2	$1,129.4

     Deferred preneed cemetery contract revenues, net, and Preneed cemetery contracts, net (which consist of amounts due from trusts and customer receivables, net), are reflected separately in the consolidated balance sheet. The preneed cemetery deferred selling costs (net of an estimated allowance for cancellation) are included with preneed funeral deferred selling costs as a component of Deferred charges and other assets.

Financial Assurances

     In support of operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and preneed cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the consolidated balance sheet as Deferred preneed funeral contract revenues, net and Deferred preneed cemetery contract revenues, net (see notes five and six to the consolidated financial statements and Preneed Funeral and Cemetery Activities within Financial Condition, Liquidity and Capital Resources of this Form 10-K for further details regarding our preneed funeral and cemetery activities). The breakdown of bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is as follows:

(In millions)	December 31, 2003
Preneed funeral	$125.6
Preneed cemetery:
Merchandise and services	179.6
Preconstruction	18.1

Bonds supporting preneed funeral and cemetery obligations	323.3
Bonds supporting preneed business permits	4.8
Other bonds	4.7

Total bonds outstanding	$332.8

     When selling preneed funeral contract and preneed cemetery contracts, we intend to post surety bonds where allowed by applicable law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. During 2003 and 2002, we recorded $90.8 million and $95.5 million, respectively, in cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, selling costs or other costs.

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

     The applicable Florida law that allows posting of surety bonds for preneed contracts expires December 31, 2004; however, it allows for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. Thus, we are required to change from bonding to either trust or insurance funding for new preneed funeral and cemetery contracts in Florida by December 31, 2004. We have elected to change to trust funding as of February 1, 2004. Of the total bonding contract proceeds we received from customers for 2003 and 2002, approximately $67.1 million and $70.3 million, respectively, were attributable to Florida contracts. Assuming our preneed funeral and cemetery sales in Florida in 2004 is consistent with production for the full year of 2003, we forecast a negative impact on our cash flow from operations of approximately $15 to $20 million, net of trust receipts in 2004.

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

     Our existing credit agreements and indentures contain, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. These covenants limit, among other things, our and our subsidiaries’ ability to:

▪	Borrow money;

▪	Pay dividends or make distributions;

▪	Purchase or redeem stock;

▪	Make investments;

▪	Engage in transactions with affiliates;

▪	Engage in sale-leaseback transactions; and

▪	Consummate certain liens on assets.

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

     We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf, as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purpose; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and preneed cemetery activities. The applicable Florida law that allows posting of surety bonds for preneed contracts will expire December 31, 2004. Thus, we are required to change from bonding to either trust or insurance funding for new preneed funeral and cemetery contracts in Florida by December 31, 2004. We have elected to change to trust funding as of February 1, 2004. Of the total bonding contract proceeds we received from customers for 2003 and 2002, approximately $67.1 million and $70.3 million, respectively, were attributable to Florida contracts. Assuming our preneed funeral and cemetery sales in Florida in 2004 is consistent with production for the full year of 2003, we forecast a negative impact on our cash flow from operations of approximately $15 to $20 million, net of prospective trust receipts in 2004. In subsequent years, we do not expect the impact on cash flows from operations to be material. Furthermore, our future cash flows could be materially affected if we lost access to using surety bonds for financial assurance in our normal course of business. We are currently evaluating our surety bonding program and may elect to discontinue the use of bonding in other states or cancel certain outstanding bonds and replace with funds in trusts in accordance with state regulations.

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

     In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, affiliated funeral and cemetery trust funds own investments in equity securities and mutual funds. Our earnings and investment gains and losses on these equity securities and mutual funds are affected by financial market conditions that are beyond our control. If our earnings from our trust funds decline, we would likely experience a decline in future revenues. In addition, if the trust funds experienced significant investment losses, there would likely be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We would have to cover any such shortfall with cash flows, which could have a material adverse effect on us, our financial condition, results of operations, or cash flows.

     As of December 31, 2003, net unrealized appreciation in the preneed funeral and cemetery merchandise and services trust funds amounted to $18.8 million and $48.7 million, respectively. The perpetual care trust funds had net unrealized appreciation of $24.8 million as of December 31, 2003. The following table summarizes the investment returns excluding fees on our trust funds for the last three years.

	2003	2002	2001
Prearranged funeral trust funds	17.9%	(7.6)%	1.7%
Cemetery merchandise services trust funds	17.1%	(5.5)%	1.0%
Perpetual care trust funds	12.6%	5.3%	4.3%

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

Our foreign operations and investments involve special risks.

     Our activities in areas outside the United States are subject to risks inherent in foreign operations, including the following:

▪	Loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks;

▪	The effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems; and

▪	Changes in laws, regulations, and policies of foreign governments, including those associated with changes in the governing parties.

We are the subject of lawsuits in Florida that, if not settled in accordance with the agreement in principle with respect thereto, could have a negative effect on our financial condition, results of operations and cash flows and we may be subject to additional class action or other significant lawsuits in the future.

     On December 2, 2003, we announced that we entered into an agreement in principle to settle the class action lawsuit and all individual related lawsuits pending against us involving Florida’s Menorah Gardens and Funeral Chapels (the “Florida litigation”), with the exception of two lawsuits pending in Palm Beach County, Florida. All claims under the Florida litigation would be dismissed if final court approval of the settlement is obtained.

     The terms of the proposed settlement call for us to make payments totaling approximately $100 million in settlement of these claims. As of December 31, 2003, we have recorded reserves of $100 million related to the Florida litigation. In the fourth quarter of 2003, we recognized a receivable of $25 million for expected recoveries under one primary layer of the Company’s insurance coverage related to this litigation. We have a substantial face amount of insurance coverage remaining, although there are various unresolved insurance coverage disputes.

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

Marketable Equity and Debt Securities — Price Risk

     In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2003 and 2002 are presented in notes four and five to the consolidated financial statements in Item 8 of this Form 10-K.

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

     A sensitivity analysis of debt instruments with variable interest rate components was modeled to assess the impact that changing interest rates could have on pretax earnings. The sensitivity analysis assumes an instantaneous 10% adverse change to the then prevailing interest rates with all other variables held constant. Given this model, our pretax earnings, on an annual basis, would not change at either December 31, 2003 or 2002. The fair market value of our debt was approximately $127.2 million more than its carrying value at December 31, 2003.

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

Item 8. Financial Statements and Supplementary Data

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

As discussed in note four to the consolidated financial statements, the Company changed its method for accounting for insurance-funded preneed funeral contracts, changed its method of accounting for goodwill on January 1, 2002, and changed its method for accounting for derivative financial instruments and hedging activities on January 1, 2001.

As discussed in note two to the consolidated financial statements, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2002 and 2001.

As discussed in note nineteen to the consolidated financial statements, the Company classified its operations in Argentina and Uruguay as discontinued operations.

PricewaterhouseCoopers LLP
Houston, Texas
March 15, 2004, except as to note nineteen, for which the date is August 27, 2004

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
		(Restated)	(Restated)
		note 2	note 2
Revenues	$2,328,425	$2,312,439	$2,489,005
Costs and expenses	(1,966,460)	(1,950,430)	(2,166,220)

Gross profits	361,965	362,009	322,785

General and administrative expenses	(178,105)	(89,752)	(70,309)
Gains and impairment (losses) on dispositions, net	49,366	(161,510)	(482,466)
Other operating expenses	(9,004)	(94,910)	(931)

Operating income (loss)	224,222	15,837	(230,921)

Interest expense	(142,735)	(160,872)	(210,857)
Other income, net	29,732	25,185	23,161

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	111,219	(119,850)	(418,617)
(Provision) benefit for income taxes	(28,666)	37,692	(45,333)

Income (loss) from continuing operations before cumulative effects of accounting changes	82,553	(82,158)	(463,950)
Income (loss) from discontinued operations (net of income tax benefit (expense) of $585, $448 and ($1,717), respectively)	2,529	(14,768)	(151,889)
Cumulative effects of accounting changes (net of income tax benefit of $11,234 and $5,318, respectively)	—	(135,560)	(7,601)

Net income (loss)	$85,082	$(232,486)	$(623,440)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes	$.28	$(.28)	$(1.63)
Income (loss) from discontinued operations, net of tax	—	(.05)	(.53)
Cumulative effects of accounting changes, net of tax	—	(.46)	(.03)

Net income (loss)	$.28	$(.79)	$(2.19)

Basic weighted average shares outstanding	299,801	294,533	285,127

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes	$.28	$(.28)	$(1.63)
Income (loss) from discontinued operations, net of tax	—	(.05)	(.53)
Cumulative effects of accounting changes, net of tax	—	(.46)	(.03)

Net income (loss)	$.28	$(.79)	$(2.19)

Diluted weighted average shares outstanding	300,790	294,533	285,127

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	December 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$239,431	$200,625
Receivables, net	229,839	150,783
Inventories	136,807	136,666
Other	61,146	126,203

Total current assets	667,223	614,277

Preneed funeral contracts, net	1,229,765	1,333,673
Preneed cemetery contracts, net	1,083,035	1,163,457
Cemetery property, at cost	1,524,847	1,567,716
Property, plant and equipment, at cost, net	1,277,583	1,215,750
Assets of discontinued operations	9,318	7,165
Deferred charges and other assets	738,011	712,030
Goodwill	1,195,422	1,184,178

	$7,725,204	$7,798,246

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$449,497	$356,437
Current maturities of long-term debt	182,682	100,330
Income taxes	29,576	1,225

Total current liabilities	661,755	457,992

Long-term debt	1,519,189	1,874,093
Deferred preneed funeral revenues	1,612,347	1,711,894
Deferred preneed cemetery revenues	1,575,352	1,629,540
Deferred income taxes	418,375	435,148
Liabilities of discontinued operations	61,530	57,388
Other liabilities	349,698	305,536

Commitments and contingencies (note 12)

Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 302,039,871 and 297,010,237 issued and outstanding (net of 2,469,445 and 2,516,396 treasury shares at par)	302,040	297,010
Capital in excess of par value	2,274,664	2,259,936
Accumulated deficit	(938,063)	(1,023,145)
Accumulated other comprehensive loss	(111,683)	(207,146)

Total stockholders’ equity	1,526,958	1,326,655

	$7,725,204	$7,798,246

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2003	2002	2001
		(Restated)	(Restated)
		note 2	note 2
Cash flows from operating activities:

Net income (loss)	$85,082	$(232,486)	$(623,440)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(2,529)	14,768	151,889
Gains on early extinguishments of debt	(1,315)	(6,660)	(7,755)
Cumulative effects of accounting changes, net of tax	—	135,560	7,601
Depreciation and amortization	161,058	179,731	236,344
Provision for deferred income taxes	4,084	106,841	55,116
(Gains) and impairment losses on dispositions, net	(49,385)	161,511	475,221
Other operating expenses	9,004	94,910	931
Payments on restructuring charges	(14,155)	(12,806)	(22,794)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(53,630)	3,022	27,451
Decrease (increase) in other assets	67,726	(31,920)	89,906
Increase (decrease) in payables and other liabilities	163,321	(82,670)	(104,773)
Net effect of preneed funeral production and maturities	4,061	26,743	48,329
Net effect of cemetery production and deliveries	986	(7,827)	21,223
Other	(3,163)	2,619	17,755

Net cash provided by continuing operations	371,145	351,336	373,004
Net cash provided by discontinued operations	2,963	836	10,331

Net cash provided by operating activities	374,108	352,172	383,335

Cash flows from investing activities:
Capital expenditures	(115,563)	(99,875)	(74,931)
Proceeds from divestitures and sales of property and equipment	76,577	76,292	126,686
Proceeds and distributions from joint ventures and equity investments, net of cash retained	73,940	291,794	285,656
Net (deposits) withdrawals of restricted funds and other	(71,939)	58,883	(12,874)

Net cash (used in) provided by investing activities from continuing operations	(36,985)	327,094	324,537
Net cash (used in) provided by investing activities from discontinued operations	(437)	(169)	873

Net cash (used in) provided by investing activities	(37,422)	326,925	325,410

Cash flows from financing activities:
Net decrease in borrowings under credit agreements	—	(29,061)	(734,187)
Payments of debt	(90,980)	(74,234)	(166,292)
Proceeds from long-term debt issued	—	—	345,000
Early extinguishments of debt	(200,349)	(307,232)	(155,545)
Settlement of debt-related options	—	(57,000)	—
Bank overdrafts and other	(8,820)	(36,332)	(16,445)

Net cash used in financing activities from continuing operations	(300,149)	(503,859)	(727,469)
Net cash (used in) provided by financing activities from discontinued operations	—	(1,623)	31

Net cash used in financing activities	(300,149)	(505,482)	(727,438)
Effect of foreign currency	2,269	(2,282)	76

Net increase (decrease) in cash and cash equivalents	38,806	171,333	(18,617)
Cash and cash equivalents at beginning of period	200,625	29,292	47,909

Cash and cash equivalents at end of period	$239,431	$200,625	$29,292

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated
		Capital in		other
	Common	excess of	Accumulated	comprehensive
	stock	par value	deficit	income (loss)	Total
			(Restated)		(Restated)
			note 2		note 2
Balance at December 31, 2000 as previously reported	$272,507	$2,156,824	$(216,353)	$(237,157)	$1,975,821
Restatement (note 2)			49,134		49,134

Balance at December 31, 2000, as restated	$272,507	$2,156,824	$(167,219)	$(237,157)	$2,024,955
Comprehensive loss:
Net loss			(623,440)		(623,440)
Other comprehensive loss:
Foreign currency translation				(76,403)	(76,403)
Minimum pension liability adjustment, net				(16,629)	(16,629)
Reclassification adjustment for realized loss on foreign currency translation				38,990	38,990

Total other comprehensive loss					(54,042)

Total comprehensive loss:					(677,482)
Common Stock issued:
Stock option exercises and stock grants	627	2,367			2,994
Contributions to employee 401(k) and cash balance plan	3,576	15,559			19,135
Debenture conversions	244	5,284			5,528
Debenture extinguished using common stock	15,200	66,021			81,221

Balance at December 31, 2001	292,154	2,246,055	(790,659)	(291,199)	1,456,351
Comprehensive loss:
Net loss			(232,486)		(232,486)
Other comprehensive income:
Foreign currency translation				43,776	43,776
Minimum pension liability adjustment, net				(7,202)	(7,202)
Reclassification adjustment for realized loss on foreign currency translation				47,479	47,479

Total other comprehensive income					84,053

Total comprehensive loss					(148,433)
Common Stock issued:
Stock option exercises and stock grants	173	414			587
Contributions to employee 401(k)	4,683	13,467			18,150

Balance at December 31, 2002	297,010	2,259,936	(1,023,145)	(207,146)	1,326,655
Comprehensive income:
Net income			85,082		85,082
Other comprehensive income:
Foreign currency translation				92,507	92,507
Minimum pension liability adjustment, net				2,956	2,956

Total other comprehensive income					95,463

Total comprehensive income					180,545
Common stock issued:
Stock option exercises and other	471	1,909			2,380
Contributions to employee 401(k)	4,559	12,819			17,378

Balance at December 31, 2003	$302,040	$2,274,664	$(938,063)	$(111,683)	$1,526,958

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE ONE

Nature of Operations

     Service Corporation International (SCI or the Company) is the world’s largest provider of funeral and cemetery services. At December 31, 2003, the Company operated 2,225 funeral service locations, 417 cemeteries and 183 crematoria located in eight countries (unaudited). Of these locations, seven funeral homes, five cemeteries and two crematoria were classified as discontinued at December 31, 2003 (unaudited). The Company also had minority interest equity investments in funeral and cemetery operations in the United Kingdom and Australia. In the fourth quarter of 2003, the Company sold its minority interest equity investment in Australia. Subsequent to December 31, 2003, the Company sold its funeral operations in France to a joint venture on March 11, 2004. The French operations consisted of 963 funeral service locations and 39 crematoria at December 31, 2003 (unaudited).

     The funeral service and cemetery operations consist of funeral service locations, cemeteries, crematoria and related businesses. Personnel at the funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, coffins, burial vaults, cremation receptacles, flowers and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. The Company sells preneed funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company’s cemeteries provide cemetery property interment rights (including mausoleum spaces, lots and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, burial vaults, casket and cremation memorialization products) and services (primarily merchandise installation fees and burial opening and closing fees). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. At December 31, 2003, there were 185 combination locations that contained a funeral service location within a Company owned cemetery (unaudited).

NOTE TWO

Restatement of Financial Statements

     The Company restated its previously issued financial statements for the fiscal years ended December 31, 2002, 2001 and 2000, the interim quarters of 2002, 2001 and 2000, and the first three quarters of 2003, primarily due to adjustments to Deferred preneed cemetery contract revenues. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and notes to the consolidated financial statements.

     Prior to the implementation of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), the Company recorded revenues for cemetery merchandise or services at the time the contract was signed by the customer. The estimated costs to deliver merchandise and perform services were charged to expense at the time the contract was signed and a corresponding liability was recorded on the Company’s consolidated balance sheet. This liability was periodically adjusted to reflect changes in the estimated costs of merchandise and services. When the Company delivered merchandise or performed services under a customer’s cemetery contract, our policy required cemetery personnel to record such delivery or performance into the accounting system. This entry reduced the corresponding liability as the obligation was satisfied.

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

     During 2000 through September 2003, the Company identified approximately $109,399 of preneed cemetery contract items were out-of-period deliveries, which means that these items had been delivered or performed, but the revenue had not been recognized in the appropriate period of delivery. These items were originally recognized as revenues and disclosed as changes in estimates in the periods from 2000 through 2003. Offsetting the $109,399, the Company recorded $43,671 of cemetery revenue from 2000 through September 2003, which represents the effects of subsequent years being restated into the appropriate earlier period as detailed in the table below.

				First
				Three
				Quarters
	2000	2001	2002	of 2003	Total
Reductions in cemetery revenues for out-of-period deliveries	$(12,773)	$(68,515)	$(23,425)	$(4,686)	$(109,399)

Effects of subsequent years being restated into the appropriate period	$27,682	$11,054	$4,935	$—	$43,671

Net restatement of cemetery revenues for out-of-period deliveries	$14,909	$(57,461)	$(18,490)	$(4,686)	$(65,728)

     Additionally, during the fourth quarter of 2003, the Company recorded adjustments to prior periods totaling $40,697 to report additional cemetery merchandise and service revenue in the period that such items were delivered or performed. The difference between the $40,697 and the $109,399 described above is that the cemetery contract items within the $109,399 were previously identified by the Company and were recognized as revenue and disclosed as a change in estimate in the period identified. The cemetery contract items within the $40,697 were not previously identified or recognized as revenue by the Company prior to the fourth quarter of 2003. The distribution of the $40.7 million was restated as follows:

	2000	2001	2002	2003	Total
Increased revenues for items for which delivery or performance occurred, but no revenue was recognized	$4,874	$8,318	$8,680	$8,662	$30,534

Cumulative effect (pretax)	$10,163	$—	$—	$—	$10,163

Total revenues for items for which delivery or performance occurred, but no revenue was recognized	$15,037	$8,318	$8,680	$8,662	$40,697

     The Company also reviewed its accounting policy for amortizing preneed funeral deferred selling costs and has changed the methodology for amortizing these costs from a straight line basis to a method more in proportion to when the associated revenues are recognized. The Company has included this change in amortization in its restated results.

     The effect of the restatement on the Company’s previously reported consolidated statement of operations and consolidated balance sheet for the periods described above is as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2002		2001		2000
(Dollars in thousands, except per share data)	As reported	As Restated	As Reported	As Restated	As Reported	As Restated
Selected consolidated statement of operations data:
Revenues	$2,322,249	$2,312,439	$2,538,148	$2,489,005	$2,549,755	$2,569,538
Costs and expenses	$(1,959,250)	$(1,950,430)	$(2,173,482)	$(2,166,220)	$(2,216,388)	$(2,226,530)
Gross profits	$362,999	$362,009	$364,666	$322,785	$333,367	$343,008
Operating income (loss)	$16,827	$15,837	$(189,040)	$(230,921)	$(247,165)	$(237,524)
Loss from continuing operations before income taxes and cumulative effects of accounting changes	$(118,860)	$(119,850)	$(376,736)	$(418,617)	$(475,574)	$(465,933)
Benefit (provision) for income taxes	$37,308	$37,692	$(61,570)	$(45,333)	$81,290	$77,552
Cumulative effects of accounting changes (net of income taxes)	$(135,560)	$(135,560)	$(7,601)	$(7,601)	$(913,599)	$(870,368)
Net loss	$(231,880)	$(232,486)	$(597,796)	$(623,440)	$(1,343,251)	$(1,294,117)
Basic and diluted earnings per share:
Loss from continuing operations before cumulative effects of accounting changes	$(.28)	$(.28)	$(1.54)	$(1.63)	$(1.45)	$(1.43)
Net loss	$(.79)	$(.79)	$(2.10)	$(2.19)	$(4.93)	$(4.75)

	As of December 31, 2002
	As Reported	As Restated
Selected consolidated balance sheet data:
Inventories	$135,263	$136,666
Total current assets	$612,874	$614,277
Deferred charges and other assets	$719,180	$712,030
Total assets	$8,253,993	$7,798,246
Deferred cemetery contract revenues, net	$1,672,661	$1,629,540
Deferred income taxes	$420,658	$435,148
Accumulated deficit	$(1,046,029)	$(1,023,145)
Total stockholders’ equity	$1,303,771	$1,326,655
Total liabilities and stockholders’ equity	$8,253,993	$7,798,246

     See note twenty-one to the consolidated financial statements for the effect of the restatement upon quarterly unaudited financial data.

     The Company has changed its method of accounting for insurance funded preneed contracts as it has concluded that its insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at December 31, 2003 and 2002, were $3,505,094 and $2,948,100, respectively. The removal of these amounts did not have an impact on the Company’s consolidated stockholders’ equity, results of operations or cash flows.

NOTE THREE

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of SCI and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

     The Company has classified gains and losses associated with early extinguishments of debt as Other income, net in the consolidated statement of operations. Previously, these gains and losses were classified as extraordinary items. Additionally, the Company has classified gains from dispositions within Gains and impairment (losses) on dispositions, net in the consolidated statement of operations. Previously, gains from dispositions were presented separately after Operating income in the consolidated statement of operations. The reclassifications have been made for all years presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 145, “Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

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

     During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these systems. These existing systems were fully amortized by the conclusion of the third quarter of 2003. The Company capitalized application development stage costs associated with new system implementation in accordance with SOP 98-1, “Accounting for the Costs of Computer software Developed or Obtained for Internal Use” (SOP 98-1). The Company began amortizing such costs upon implementation of this new system in the fourth quarter of 2003 at which time the old systems were fully amortized. The Company recognized additional amortization related to this change in estimate of approximately $13,800 and $13,500 in the years ended December 31, 2003 and 2002, respectively. This change in estimate impacted net income by approximately $8,694, or diluted income per share of $.03 in 2003 and impacted net loss by approximately $8,500, or diluted loss per share $.03 in 2002.

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

Goodwill

     The excess of purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases is recorded as goodwill. Prior to 2002, goodwill was amortized over its estimated life. Since then, goodwill is no longer amortized but is tested annually for impairment by assessing the fair value of each of the Company’s reporting units (which is generally one level below the Company’s reportable segments). As of December 31, 2003, the Company’s funeral segment reporting units are North America, France, Germany and Singapore. The Company’s cemetery segment reporting units are North America and Chile.

     The Company’s policy is to test for impairment of goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets” (SFAS 142) annually as of September 30 each year. For the current year, the Company performed such test on September 30, 2003.

     The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company does not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. The second step of the Company’s goodwill impairment test is required only in situations where the carrying amount of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill (as defined in SFAS 142) to its carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair market value of a reporting unit is determined using a calculation based on multiples of revenue and multiples of EBITDA of both the Company and its competitors. Based on our test at September 30, 2003, the Company concluded that there was no impairment of goodwill in accordance with SFAS 142.

Deferred Selling Costs

     The Company defers selling costs that vary with and are primarily related to the acquisition of preneed funeral (trust funded only) and preneed cemetery contracts, and to expense such costs in proportion to the revenue recognized. The deferral, which is calculated based on deferral rates discussed below, and amortization model follows the provisions of SFAS 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). The selling costs subject to deferral are the pool of compensation expense and related fringe costs incurred by the Company’s sales counselors and sales managers. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurement costs, brochures and marketing materials, advertising and general administrative costs) are expensed as incurred.

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

     As preneed funeral and cemetery contracts are processed, the rates are applied systematically to the production dollars and the resulting amount is deferred. As a result, the funeral and cemetery deferred selling costs are only generated when preneed funeral and cewmetery contract production is recorded. Therefore, these deferred selling costs vary with and relate primarily to the production of the preneed cemetery merchandise, and preneed cemetery services. The deferred preneed funeral and cemetery revenue accounts are recorded similarly.

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

     The Company does not attribute deferred selling costs to each individual contract (or each item in the case of cemetery deferred selling costs) because our systems do not currently have the complete functionality to defer and amortize the costs and the Company has no other cost effective means by which to do so. The Company believes using the proportionate method of amortization and the homogenous nature of the 430,000 preneed funereal contracts and 3.6 million of preneed cemetery contract items (as separated by interment rights, merchandise and services) allows for a systematic match of costs with related revenues.

     The Company applies the requirements of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (“SFAS 60) to test for impairment of our deferred selling costs as prescribed by the AICPA Industry Guide, “Life and Health Insurance Entities.” Accordingly, when circumstances indicate that actual experience for a portfolio of contracts, regardless of the year of origin may result in losses, the Company assesses whether the expected gross contract revenues for each portfolio of preneed funeral contracts or preneed cemetery contracts less all related expected contract costs is sufficient to cover the current unamortized deferred selling costs associated with each portfolio. For purposes of applying this policy, a portfolio of preneed funeral contracts or preneed cemetery contracts is comprised of all such contracts executed within a given market (i.e., an area of operation). If deferred selling costs for a portfolio of contracts exceeds the related gross contract revenue less expected contract costs, the excess is charged to expense. The Company believes this is the most appropriate way to evaluate impairment because it is consistent with the manner in which it acquires services and measures the profitability of its preneed funeral and preneed cemetery contracts. The sales organization is organized by market, and the selling costs incurred and deferred specifically relate to the preneed funeral and cemetery deferred revenues recorded in the operating market.

     An allowance is provided against the deferred selling costs associated with contract cancellations, with a corresponding charge to the consolidated statement of operations. The allowance for cancellations is determined from the Company’s historical experience and is based on the amount of unrecoverable deferred selling costs in relation to the associated deferred revenue.

     The following table depicts the activity in the allowance for deferred selling costs for the years ended December 31, 2003 and 2002.

	Beginning	Change in	Change for	Ending
(Dollars in thousands)	Balance	Allowance	Divestitures	Balance
2003
Allowance for funeral deferred selling costs	$(8,911)	$83	$86	$(8,742)
Allowance for cemetery deferred selling costs	(14,020)	(1,135)	111	(15,044)

2002
Allowance for funeral deferred selling costs	$(8,950)	$4	$35	$(8,911)
Allowance for cemetery deferred selling costs	(14,299)	279	—	(14,020)

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

     In January 2002, the Company ceased depreciation of certain operating assets held for sale (which primarily included France and Chile). The Company later determined transactions to sell or joint venture these assets would be delayed. As a result, the Company resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002. In January 2003, the Company once again classified the France operating assets held for sale and ceased depreciation. In March 2004, the Company sold 100% of its funeral operations in France and then purchased a 25% equity interest in the acquiring company.

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

     If the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at their grant dates, net income (loss) and earnings (loss) per share would have changed for the years ended December 31 to the following pro forma amounts:

	2003	2002	2001
		(Restated)	(Restated)
		note 2	note 2
Net income (loss)	$85,082	$(232,486)	$(623,440)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(6,720)	(13,537)	(17,680)

Pro forma net income (loss)	$78,362	$(246,023)	$(641,120)

Basic and diluted net earnings (loss) per share	$.28	$(.79)	$(2.19)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.02)	(.04)	(0.06)
Pro forma basic and diluted net earnings (loss) per share	$.26	$(.83)	$(2.25)

     The fair values of the Company’s stock options used to calculate the pro forma net income (loss) and earnings (loss) per share disclosures are calculated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	2003	2002		2001
Dividend yield	n/a	0.0%		0.0%
Expected volatility	n/a	66.3%		62.0%
Risk-free interest rate	n/a	3.6%		5.1%
Expected holding period	n/a	6.1	years	7.1	years
Weighted average fair value	n/a	$2.90		$2.68

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

Foreign Currency Translation

     All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included in stockholders’ equity as a component of Accumulated other comprehensive (loss) in the consolidated statement of stockholders’ equity.

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

Funeral Operations

     Revenue is recognized when the funeral services are performed. The Company’s funeral trade receivables consist of amounts due for services already performed. An allowance for doubtful accounts has been provided based on historical experience. The Company sells price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of preneed funeral contracts are deferred until such time that the funeral services are performed. Allowances for customer cancellations are based upon historical experience. See note five to the consolidated financial statements regarding preneed funeral activities.

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

Derivatives

     Derivative instruments are recognized in the consolidated balance sheet at their fair values. For derivatives that qualify and are designated as hedges of future cash flows or net foreign investments, the changes in fair values are recorded in Other comprehensive income (loss) in the consolidated statement of stockholders’ equity. For derivatives that qualify and are designated as fair value hedges, the changes in fair values are recorded in earnings, offset by the recognition of the changes in fair values of the underlying hedged asset or liability. The changes in fair values of derivatives that do not qualify for hedge accounting and the ineffective portion of derivatives that do qualify for hedge accounting are recorded in earnings.

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

     The names of the Company’s investees and the percentage of ownership are set forth in the table below.

			Investment
		Ownership	Method
	Investee Name	Percentage	Accounting	Date Sold
Investments held at 12/31/2003
United Kingdom	Dignity Limited	20%	Equity

Investments held at 12/31/2002
United Kingdom	Dignity Limited	20%	Equity
Australia	SCIA Holdings Pty Limited	20%	Equity	December 2003
Spain	SCI Spain, S.L.	15%	Cost	May 2003

Investments held at 12/31/2001
Australia	SCIA Holdings Pty Limited	20%	Equity	December 2003
Spain	SCI Spain, S.L.	15%	Cost	May 2003

NOTE FOUR

New Accounting Pronouncements and Accounting Changes

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 had no impact on the Company’s financial condition, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of SFAS 150 had no impact on the Company’s financial condition, results of operations or cash flows.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company, effective January 1, 2002, recognized a charge reflected as a cumulative effect of an accounting change of $135,560 (net of applicable taxes) or $.46 per diluted share related to the impairment of goodwill in its North America cemetery reporting unit.

     In accordance with the accounting proscribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Transactions and Certain Hedging Activities, an amendment to FASB

Statement No. 133”, the Company, effective January 1, 2001, recognized a charge reflected as a cumulative effect of an accounting change of $7,601 (net of applicable taxes) or $0.03 per diluted share.

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

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51”. This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

     The Company is in discussions with the Staff of the Securities and Exchange Commission related to the implementation of            FIN 46R. The discussion relates to (i) the consolidation under FIN 46R of our preneed funeral and preneed cemetery merchandise and service trusts; (ii) the potential consolidation of our cemetery perpetual care trust funds; and (iii) the policies of recognition of the associated investment earnings of the trust funds.

     The Company believes, at this time, that it will consolidate the preneed funeral and cemetery merchandise and service trust funds upon implementation of FIN 46R. Upon consolidation, the large majority of the trust assets will be recorded at fair value. It is unclear at this time whether the Company will consolidate the cemetery perpetual care trust funds upon implementation of FIN 46R. Currently, the cemetery perpetual care trust funds are not recognized on the Company’s consolidated balance sheet. If the cemetery perpetual care trust funds are consolidated, the Company believes it will recognize an asset and a corresponding liability in its consolidated balance sheet of approximately $650,000. The large majority of the assets of cemetery perpetual care trust funds will be recorded at fair value.

     Currently, the Company defers investment earnings associated with preneed funeral and preneed cemetery merchandise and service trust funds until the corresponding merchandise is delivered or the service is performed. It is unclear at this time whether this revenue recognition policy will continue upon implementation of FIN 46R, or if the Company will have to recognize these trust fund earnings in a revised manner, such as at the time the trust funds themselves earn such investment earnings.

     Realized investment earnings from cemetery perpetual care trust funds are recognized in current cemetery revenues as they are intended to defray cemetery maintenance costs. The Company expects to continue recognizing these investment earnings under this new accounting policy.

     The Company believes the consolidation of the preneed funeral and cemetery merchandise and service trust funds (and possibly the cemetery perpetual care trust funds) will have an effect on certain components within its consolidated statement of cash flows. Upon such consolidation, proceeds from sales of trust fund investments and disbursements for purchases of trust fund investments will be shown as separate components of cash flows from investing activities. Currently, the cash flows described above are reported within cash flows from operations as they are receivables collected from third parties.

     In addition to potentially consolidating these trust funds, the Company also believes it will consolidate certain cemeteries managed by the Company, upon implementation of FIN 46R. The Company expects to recognize a charge of approximately $10,000 to $20,000, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries managed by the Company as of March 31, 2004. The results of operations and cash flows of these cemeteries will be included in the Company’s consolidated financial statements upon implementation of FIN 46R, although no material impact is anticipated.

     The Company has changed its method of accounting for insurance funded preneed contracts as it has concluded that its insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements”. Therefore, the Company has removed from its consolidated balance sheets amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral contracts, net and Deferred preneed funeral revenues for all periods presented. The amounts relating to insurance contracts removed were approximately $3,505,094 and $2,948,100 at December 31, 2003 and December 31, 2002, respectively. The removal of these amounts did not have an impact on the

Company’s consolidated stockholders’ equity, results of operations or cash flows. See note five to the consolidated financial statements for additional information on insurance related preneed funeral balances.

     In July 2003, the Emerging Issues Task Force of the FASB issued Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue 00-21 were effective July 1, 2003 and have been applied prospectively by the Company. Issue 00-21 did not have an impact on the Company’s results of operations, financial position or cash flows, as the Company’s revenue recognition policy is consistent with the provisions of Issue 00-21.

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

NOTE FIVE

Preneed Funeral Activities

     The Company sells price-guaranteed preneed funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states and provinces require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting (collectively “trust funded preneed funeral contracts”). Alternatively, where allowed, customers purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral (“insurance funded preneed funeral contracts”). The insurance policy proceeds, which include increasing insurance benefits, will be used to pay for the funeral goods and services selected at the time of contract origination. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future. The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on the consolidated balance sheet. However, when the trust funded preneed funeral contract is consummated, the Company records an asset (included in Preneed funeral contracts, net) and corresponding liability (included in Deferred preneed funeral contract revenues, net) for the contract price.

     Funeral revenues are recognized in the consolidated statement of operations on preneed funeral contracts at the time the funeral service is performed. Trust investment earnings, net of taxes and certain other expenses paid by the trust are accrued and deferred until the services are performed, at which time these funds are also recognized in funeral revenues. These amounts are intended to cover future increases in the cost of providing a price-guaranteed funeral service.

     Direct selling costs incurred pursuant to the sales of trust funded preneed funeral contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding trust funded preneed funeral contract revenue when recognized. Deferred selling costs associated with trust funded preneed funeral contracts were $100,317 and $105,057 at December 31, 2003 and 2002, respectively. Direct selling costs incurred pursuant to the sales of insurance funded preneed funeral contracts are expensed as incurred. In connection with insurance funded preneed funeral contract sales, the customer purchases a life insurance policy and the Company earns a commission as the agent in the transaction between the customer and the third party insurance company. Such general agency (GA) revenues are based on a percentage per insurance policy sold and are recognized when the insurance purchase transaction between the customer and the third party insurance company is complete. GA revenues recognized by the Company totaled $27,700, $47,100 and $43,300, and direct selling costs expensed by the Company totaled $23,900, $34,100, and $37,300 for the years ended December 31, 2003, 2002 and 2001, respectively, in connection with sales of insurance funded preneed funeral contracts.

Preneed Funeral Contracts, Net

     Preneed funeral contracts, net of allowance for cancellation, represents amounts due from trust funds and customer receivables related to unperformed, price-guaranteed preneed funeral contracts. The components of preneed funeral contracts, net in the consolidated balance sheet at December 31 are as follows:

	2003	2002
Trust funded preneed funeral contracts:
Receivables due from trust assets	$1,201,059	$1,254,854
Receivables from customers	190,332	228,522

Trust funded preneed funeral contracts	1,391,391	1,483,376

Allowance for cancellation	(161,626)	(149,703)

Preneed funeral contracts, net	$1,229,765	$1,333,673

     An allowance for contract cancellation is provided based on historical experience. An allowance is no longer provided on insurance funded preneed funeral contracts that were removed from the Company’s consolidated balance sheet as a result of our change in accounting.

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

     Accumulated investment earnings from trust funds have been included to the extent that they have been accrued through December 31, 2003 and 2002, respectively. The trust-related assets above have been reduced by the trust investment earnings the Company has been allowed to withdraw prior to death maturity and amounts received from customers that were not required to be deposited into trust pursuant to various state laws.

     The activity in preneed funeral contracts, net for the years ended December 31 is as follows:

	2003	2002
Beginning balance – Preneed funeral contracts, net	$1,333,673	$1,542,989
Net sales, net of receipts on bonded contracts and amounts retained by the Company on trust funded contracts	37,217	63,438
Dispositions of businesses	(15,823)	(234,191)
Net undistributed investment losses	(16,206)	(1,894)
Maturities and distributed earnings	(150,383)	(130,820)
Change in cancellation allowance	(11,923)	25,567
Effect of foreign currency	11,753	(5,218)
Other	41,457	73,802

Ending balance – Preneed funeral contracts, net	$1,229,765	$1,333,673

     The cost and market value of the assets held in the trust funds underlying the Company’s trust funded preneed funeral contracts at December 31 are detailed below. The Company believes the unrealized losses related to certain of the assets held in trust funds are temporary in nature.

	2003		2002
	Cost	Market	Cost	Market
Cash and cash equivalents	$65,354	$65,354	$75,551	$75,551

Fixed income securities:
U.S. Treasury	226,098	224,316	85,242	89,204
Foreign government	74,340	74,016	53,222	54,268
Corporate	6,483	6,456	11,392	12,030
Mortgage-backed	91,438	87,767	100,521	101,752
Asset-backed	9,042	8,782	2,636	2,734
Insurance backed	266,763	266,763	302,497	302,497
Municipal and other	1,096	1,014	438	444

Equity securities:
Common stock	315,725	345,807	458,338	398,569

Mutual funds:
Equity	54,046	59,358	57,612	48,297
Fixed income	46,021	47,116	52,917	54,433

Private equity and other	44,653	33,064	54,488	46,331

Receivables due from trust assets	$1,201,059	$1,219,813	$1,254,854	$1,186,110

Market value as of a percentage of cost		101.6%		94.5%

Deferred Preneed Funeral Contract Revenues, Net

     Deferred preneed funeral contract revenues, net of allowance for cancellation, represent the original contract price plus the net trust investment earnings associated with unperformed preneed funeral contracts. The following table summarizes the activity in Deferred preneed funeral contract revenues, net for the years ended December 31:

	2003	2002
Beginning balance – Deferred preneed funeral contract revenues, net	$1,711,894	$2,029,910
Net sales	71,354	108,741
Dispositions of businesses	(19,960)	(301,308)
Net investment earnings	(15,975)	(1,804)
Maturities	(173,739)	(147,628)
Change in cancellation allowance	(11,923)	25,567
Effect of foreign currency	12,221	(7,018)
Other	38,475	5,434

Ending balance – Deferred preneed funeral contract revenues, net	$1,612,347	$1,711,894

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

     Direct selling costs incurred pursuant to the sales of preneed cemetery contracts are deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs are expensed in proportion to the corresponding revenue when recognized. Deferred selling costs related to preneed cemetery contracts were $211,025 and $200,478 as of December 31, 2003 and 2002, respectively.

Preneed Cemetery Contracts, Net

     Preneed cemetery contracts, net of allowance for cancellation, represents amounts due from trust funds and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery contracts, net in the consolidated balance sheet at December 31 are as follows:

	2003	2002
Receivables due from trust assets	$862,265	$859,338
Receivables due from customers	522,079	614,571
Unearned finance charges	(75,785)	(102,394)

	1,308,559	1,371,515
Allowance for cancellation	(225,524)	(208,058)

	$1,083,035	$1,163,457

     Interest rates on cemetery contracts range from 3.5% to 15.7%. The average term of a financed preneed cemetery contract is approximately 4.6 years.

     The activity in preneed cemetery contracts, net for the years ended December 31 is as follows:

	2003	2002
Beginning balance – Preneed cemetery contracts, net	$1,163,457	$1,287,676
Net sales including deferred and recognized revenues	364,913	447,950
Dispositions of businesses	(10,806)	(18,194)
Net undistributed investment earnings (losses)	5,468	(30,799)
Cash receipts from customers, net of refunds	(455,043)	(496,165)
Deposits to trust	127,249	145,003
Maturities, deliveries and associated earnings	(117,605)	(142,805)
Change in cancellation allowance	(17,466)	(2,380)
Effect of foreign currency	10,353	(12,049)
Other	12,515	(14,780)

Ending balance – Preneed cemetery contracts, net	$1,083,035	$1,163,457

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

	2003		2002
	Cost	Market	Cost	Market
Cash and cash equivalents	$65,737	$65,737	$85,526	$85,526

Fixed income securities:
U.S. Treasury	115,208	116,763	120,140	131,133
Foreign government	14,671	15,200	11,096	11,096
Corporate	6,135	6,374	4,464	4,867
Mortgage-backed	202,096	205,010	150,007	156,891
Asset-backed	12,731	13,306	1,549	1,657
Municipal and other	2,121	2,321	4,188	4,340

Equity securities:
Common stock	298,830	337,351	320,116	273,937

Mutual funds:
Equity	79,370	90,655	88,609	70,794
Fixed income	32,450	33,125	41,807	42,273

Private equity and other	32,916	25,125	31,836	26,702

Receivables due from trust assets	$862,265	$910,967	$859,338	$809,216

Market value as a percentage of cost		105.6%		94.2%

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

Deferred Cemetery Contract Revenues, Net

     Deferred preneed cemetery contract revenues, net of allowance for cancellation, represent the original contract price for the preneed cemetery items deferred plus net investment earnings associated with the deferred items. The following table summarizes the activity in Deferred preneed cemetery contract revenues, net for the years ended December 31 is as follows:

	2003	2002
		(Restated)
		note 2
Beginning balance – Deferred preneed cemetery contract revenues, net	$1,629,540	$1,703,110
Net sales	215,660	302,691
Dispositions of businesses	(43,106)	(45,312)
Net investment earnings (losses)	14,688	(28,364)
Maturities, deliveries and associated earnings	(220,119)	(289,326)
Change in cancellation allowance	(18,718)	3,149
Effect of foreign currency	5,904	3,032
Other	(8,497)	(19,440)

Ending balance – Deferred preneed cemetery contract revenues, net	$1,575,352	$1,629,540

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

	2003		2002
	Cost	Market	Cost	Market
Cash and cash equivalents	$54,292	$54,292	$63,932	$63,932

Fixed income securities:
U.S. Treasury	18,201	18,871	64,473	67,226
Foreign government	27,774	28,765	20,978	21,726
Corporate	78,667	82,463	57,488	60,470
Mortgage-backed	94,995	94,926	94,996	98,359
Asset-backed	61,456	60,787	18,052	19,588
Municipal and other	13,942	14,505	2,731	3,295

Equity securities:
Preferred stock	15,486	15,857	13,906	12,632
Common stock	76,033	81,265	25,428	23,717

Mutual funds:
Equity	32,734	36,741	29,311	28,470
Fixed income	121,426	128,621	142,086	136,281

Private equity and other	33,040	35,707	30,896	35,563

Perpetual care trust assets	$628,046	$652,800	$564,277	$571,259

Market value as a percentage of cost		103.9%		101.2%

     Investment earnings from these perpetual care trust funds are distributed regularly, are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. The investment earnings related to these perpetual care trust funds were $31,018, $24,676, and $29,926 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE SEVEN

Goodwill

     The changes in the carrying amounts of goodwill for the Company’s two segments are as follows:

	Funeral	Cemetery
	Segment	Segment	Total
Balance as of December 31, 2001	$1,246,273	$163,036	$1,409,309
Impairment loss recorded upon adoption of SFAS No. 142	—	(146,794)	(146,794)
Goodwill reduction related to disposition programs	(68,078)	(14,220)	(82,298)
Effect of foreign currency and other	4,076	(115)	3,961

Balance as of December 31, 2002	1,182,271	1,907	1,184,178
Goodwill reduction related to disposition programs	(11,663)	—	(11,663)
Effect of foreign currency and other	22,530	377	22,907

Balance as of December 31, 2003	$1,193,138	$2,284	$1,195,422

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company, effective January 1, 2002, recognized a charge reflected as a cumulative effect of an accounting change of $135,560 (net of applicable taxes) or $.46 per diluted share related to the impairment of goodwill in its North America cemetery reporting unit.

     The following table shows the 2001 historical results compared to unaudited pro forma effects of SFAS 142 had goodwill not been amortized during that period.

2001
(Restated)
note 2
Loss from continuing operations before cumulative effects of accounting changes	$(617,540)
Add back: Goodwill amortization, net of taxes	47,455

Pro forma loss from continuing operations before cumulative effects of accounting changes	$(570,085)

Net loss	$(623,440)
Add back: Goodwill amortization, net of taxes	47,455

Pro forma net loss	$(575,985)

Basic and diluted earnings (loss) per share from continuing operations before cumulative effects of accounting changes	$(2.17)
Add back: Goodwill amortization, net of taxes	.17

Pro forma basic and diluted loss per share from continuing operations before cumulative effects of accounting changes	$(2.00)

Basic and diluted net loss per share	$(2.19)
Add back: Goodwill amortization, net of taxes	.17

Pro forma basic and diluted net loss per share	$(2.02)

NOTE EIGHT

Income Taxes

     The provision or benefit for income taxes includes United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

     Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes for the years ended December 31 is as follows:

	2003	2002	2001
		(Restated)	(Restated)
		note 2	note 2
United States	$5,765	$(192,157)	$(604,150)
Foreign	105,454	72,307	185,533

	$111,219	$(119,850)	$(418,617)

     Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2003	2002	2001
		(Restated)	(Restated)
		note 2	note 2
Current:
United States	$2,050	$(127,426)	$(25,432)
Foreign	18,243	(15,161)	9,366
State and local	4,306	(1,498)	4,001

	$24,599	$(144,085)	$(12,065)

Deferred:
United States	$1,237	$86,576	$55,054
Foreign	7,880	21,759	772
State and local	(5,050)	(1,942)	1,572

	$4,067	$106,393	$57,398

	$28,666	$(37,692)	$45,333

     The Company made income tax payments on continuing operations of approximately $14,462, $8,920 and $20,916 excluding income tax refunds of $97,724, $63,547 and $122,522 for the years ended December 31, 2003, 2002 and 2001, respectively. Net tax refunds of $83,262, $54,627 and $100,099 include one time refunds of approximately $950, $21,962 and $116,300 related to losses on sales of investments and one time refunds of approximately $93,569, 35,306 and $0 related to approval of a change in tax accounting method for years 2003, 2002 and 2001, respectively.

     The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended December 31 were as follows:

	2003	2002	2001
		(Restated)	(Restated)
		note 2	note 2
Computed tax provision (benefit) at the applicable federal statutory income tax rate	$38,927	$(41,948)	$(146,516)
State and local taxes, net of federal income tax benefits	(484)	(2,236)	3,623
Dividends received deduction and tax exempt interest	(471)	(638)	(1,668)
Amortization of goodwill	—	—	9,619
Foreign jurisdiction tax rate difference	(5,893)	(8,333)	(10,689)
Foreign net operating loss utilization	—	(9,811)	—
Write down of assets and other losses with no tax benefit	119	28,554	111,984
Tax benefit associated with dispositions	(3,350)	—	—
Accounting for asset impairment	—	—	79,551
Other	(182)	(3,280)	(571)

Provision (benefit) for income taxes	$28,666	$(37,692)	$45,333

Total effective tax rate	25.8%	31.4%	(10.8)%

     Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2003	2002
		(Restated)
		note 2
Inventories and cemetery property, principally due to purchase accounting adjustments	$426,685	$445,474
Property, plant and equipment, principally due to depreciation and to purchase accounting adjustments	96,674	152,802
Other	97,210	100,432

Deferred tax liabilities	620,569	698,708

Receivables, principally due to sales of cemetery interment rights and related products	(4,895)	(50,980)
Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	(108,702)	(13,682)
Accrued liabilities	(58,525)	(91,621)
Loss and tax credit carry-forwards	(99,284)	(281,267)

Deferred tax assets	(271,406)	(437,550)

Valuation allowance	35,859	156,372

Net deferred income taxes from continuing operations	$385,022	$417,530

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

     During 2003, as a result of the restructuring of debt and equity of certain foreign subsidiaries, the Company incurred $1,619 of foreign withholding taxes and provided $9,009 of additional United States income taxes. At December 31, 2003 and 2002, United States income taxes had not been provided on $147,720 and $73,852, respectively, of the remaining undistributed earnings of foreign subsidiaries since it is the Company’s intent not to remit these earnings. The Company intends to permanently reinvest these undistributed foreign earnings in those businesses outside the United States and, therefore, has not provided for U.S. income taxes on such earnings. The unremitted earnings of the Company’s French subsidiary at December 31, 2003 were $102,864.

     The Company maintains accruals for tax liabilities which relate to uncertain potential tax matters. If these tax matters are unfavorably resolved, the Company will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by the Company will no longer be required and these amounts will be reversed through the tax provision at the time of resolution.

     Amounts related to the prior year’s writedown of assets held for sale, categorized as U.S. Capital loss carry-forwards and reduced by a full valuation allowance, have been reclassified to Other deferred tax liabilities in the current period with no change to Net deferred income taxes. This reclassification is a result of changes to the expected tax effect of disposition of these assets.

     Various subsidiaries have international, federal and state carry-forwards of $794,820 with expiration dates through 2022. The Company believes that some uncertainty exists with respect to future realization of certain state and international loss carry-forwards, therefore a valuation allowance has been established for those carry-forwards where uncertainty exists. The valuation allowance is primarily attributable to state net operating losses and is due to complexities of the various state laws restricting state net operating loss utilization.

     The loss carry-forwards will expire as follows:

2004	$18,318
2005	24,491
2006	28,043
2007	16,975
2008	1,613
Thereafter	705,380

Total	$794,820

NOTE NINE

Debt

     Debt as of December 31 was as follows:

	2003	2002
6.3% notes due 2003	$—	$84,801
7.375% notes due April 2004	111,190	111,190
8.375% notes due December 2004	50,797	50,797
6.0% notes due 2005	272,451	387,241
7.2% notes due 2006	150,000	150,000
6.875% notes due 2007	143,475	150,000
6.5% notes due 2008	195,000	200,000
6.75% convertible subordinated notes due 2008, conversion price of $6.92 per share	312,694	328,005
7.7% notes due 2009	358,266	371,183
6.95% amortizing notes due 2010	3,557	42,106
7.875% debentures due 2013	55,627	55,627
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	38,368	39,531
Mortgage notes and other debt, maturities through 2050	60,040	66,343
Deferred charges	(49,594)	(62,401)

Total debt	1,701,871	1,974,423
Less current maturities	(182,682)	(100,330)

Total long-term debt	$1,519,189	$1,874,093

     The aggregate maturities of debt for the five years subsequent to December 31, 2003, are as follows:

2004	$182,682
2005	300,307
2006	177,651
2007	154,641
2008	513,735
2009 and thereafter	422,449

Total	$1,751,465

Bank Credit Agreements

     The Company’s bank credit agreement, which matures in July 2005, provides a total lending commitment of $185,000, including a sublimit of $125,000 for letters of credit. The credit facility is secured by the stock, inventory and receivables of certain of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s debt obligation associated with this facility. The subsidiary guaranty is a guaranty of payment of the amount outstanding out of the total lending commitment. It covers the term of the agreement, including extensions, and amounted to a maximum potential amount of $69,815 at December 31, 2003. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and limits on capital expenditures. Additionally, the Company is restricted from paying dividends and making other distributions. The Company had no borrowings under the bank credit agreement at either December 31, 2003 or December 31, 2002; however, the Company used the credit agreement sublimit to issue letters of credit, in the amounts of $69,815 and $85,845 at December 31, 2003, and December 31, 2002, respectively. Interest rates for the outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, which ranges from 0.50% to

0.75% based on the percentage of the facility used, and was 0.625% at December 31, 2003 and December 31, 2002.

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

     In May 2002, the Company’s French subsidiary satisfied $113,500 of debt associated with the financial restructuring of the Company’s French subsidiary with non-cash French financial assets. On June 1, 2002, substantially all of the holders of the 7.00% notes due 2015 (putable 2002) presented the notes for payment pursuant to the terms of the embedded put options. The Company paid the holders in accordance with the terms of the agreement.

Additional Debt Disclosures

     The Company’s consolidated debt had a weighted average interest rate of 6.95% at December 31, 2003, compared to 6.87% at December 31, 2002. Approximately 99% of the total debt had a fixed interest rate at December 31, 2003 and 2002.

     Cash interest payments for the three years ended December 31, 2003, were as follows:

2003	$136,691
2002	158,585
2001	218,429

     At December 31, 2003 and 2002, respectively, the Company had deposited $95,325 and $23,592 in restricted interest-bearing accounts that were held as security for various credit instruments, which were included in Deferred charges and other assets in the consolidated balance sheet. In addition, the Company had assets of approximately $35,205 and $40,845 pledged as collateral for the mortgage notes and other debt at December 31, 2003 and 2002, respectively. Included in mortgage notes and other debt, the Company had capital lease obligations totaling $25,438 and $26,822 at December 31, 2003, and 2002. Approximately $24,194 of the capital lease obligations reported at December 31, 2003, was related to vehicles in the Company’s France operations.

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

     During 2002, the Company hedged a portion of its net foreign investments in the United Kingdom and Europe by engaging in certain forward exchange contracts, having aggregate notional values of GBP 70,000 and EUR 100,000 and a corresponding aggregate notional value of $188,662. These forward exchange contracts were settled during 2002 at a loss of $11,836, which was recorded in the Other comprehensive income (loss) in the consolidated statement of stockholders’ equity.

     In accordance with the accounting proscribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Transactions and Certain Hedging Activities, an amendment to FASB Statement No. 133”, the Company, effective January 1, 2001, recognized a charge reflected as a cumulative effect of an accounting change of $7,601 (net of applicable taxes) or $0.03 per diluted share.

NOTE ELEVEN

Credit Risk and Fair Value of Financial Instruments

Fair Value Estimates

     The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables and trade payables accurately represent the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral contracts and cemetery contracts, excluding preneed funeral trust funds and cemetery merchandise and services trust funds (see notes five and six to the consolidated financial statements, respectively) are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The carrying value of other notes receivable approximates the fair value, as the Company regularly reviews the loans for impairment. At December 31, 2003 and 2002, other notes receivable, net, included in Other current assets and Deferred charges and other assets in the consolidated balance sheet, totaled $50,546 and $79,724, respectively. In addition, the Company had $0 and $9,615 in outstanding undrawn commitments at December 31, 2003 and 2002, respectively.

     The fair values of the Company’s debt at December 31 were as follows:

	2003	2002
6.3% notes due 2003	$—	$83,953
7.375% notes due April 2004	112,858	110,773
8.375% notes due December 2004	52,194	50,797
6.0% notes due 2005	277,900	364,007
7.2% notes due 2006	157,125	142,500
6.875% notes due 2007	149,573	137,250
6.5% notes due 2008	202,800	179,000
6.75% convertible subordinated notes due 2008, conversion price of $6.92	329,892	302,995
7.7% notes due 2009	387,823	348,912
6.95% amortizing notes due 2010	3,577	39,087
7.875% debentures due 2013	57,157	49,578
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	38,176	34,728
Mortgage notes and other debt, maturities through 2050	60,040	66,341

Total fair value of debt	$1,829,115	$1,909,921

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

NOTE TWELVE

Commitments and Contingencies

Leases

     The Company’s leases principally relate to funeral home facilities, transportation equipment and two aircraft. The majority of the Company’s operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Rental expense for these leases was $77,133, $89,291, and $92,895 for the years ended December 31, 2003, 2002, and 2001, respectively. In 2002, the Company entered into certain capital leases primarily related to vehicles in its France operations, which constituted approximately $27,748 of the Company’s future minimum lease payments for capital lease obligations at December 31, 2003. The Company also has future minimum lease payments related to operating leases in its France operations of approximately $28,248. As of December 31, 2003, future minimum lease payments for operating and capital leases exceeding one year are as follows:

	Operating	Capital
2004	$50,138	$7,429
2005	38,932	8,348
2006	27,046	5,462
2007	18,575	2,611
2008	11,298	2,195
2009 and thereafter	27,986	3,011

Subtotal	173,975	29,056
Less: Subleases	(3,287)	—

Total	$170,688	29,056

Less: interest on capital leases		(3,618)

Total principal payable on capital leases		$25,438

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

Management, Consulting and Non-Competition Agreements

     The Company has entered into management, employment, consulting and non-competition agreements, generally for five to ten years, with certain officers and employees of the Company and former owners of businesses acquired. The Company has modified several of the above agreements as part of cost rationalization programs (see note eighteen to the consolidated financial statements). During the years ended December 2003, 2002, and 2001, the Company recognized expense of $45,459, $56,571, and $69,802, respectively, related to these agreements. At December 31, 2003, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

2004	$50,110
2005	25,400
2006	18,489
2007	9,778
2008	3,819
2009 and thereafter	7,361

Total	$114,957

Contingent Purchase Obligations

     In connection with certain acquisitions made by the Company’s South America operations, the Company entered into contingent purchase obligations with certain former owners of those businesses. According to the agreements, the Company is required to pay additional consideration between 2003 and 2005, based on the results of operations, as defined. The additional consideration may be paid partially in the Company’s common stock at the discretion of the former owners and is currently estimated to be $53,000, recorded in Other liabilities in the consolidated balance sheet. The Company currently expects to pay amounts related to this contingency in 2005.

Representations and Warranties

     The Company has contingent obligations of $39,123 resulting from the Company’s international asset sales and joint venture transactions. In some cases, the Company has agreed to guarantee certain representations and warranties with such disposition transactions with letters of credit or interest bearing cash investments. The Company has interest bearing cash investments of $13,830 included in Deferred charges and other assets collateralizing these contingent obligations. The Company does not believe it will ultimately be required to fund to third parties any claims against these representations and warranties.

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

     The plaintiffs in the Conway action owned funeral homes in Queens County and Suffolk County, New York, which were sold and merged into a subsidiary of ECI in July 1998. The plaintiffs are also included in the definition of class members in the Consolidated Lawsuit described above. In the Conway action, plaintiffs assert that ECI failed to disclose that ECI was negotiating the merger with the Company in breach of covenants in the agreements between ECI and the plaintiffs. ECI purchased the plaintiffs’ funeral homes with ECI stock and cash, and the plaintiffs’ ECI stock was exchanged for stock in the Company in the merger of January 1999. Plaintiffs allege damages from the loss in value of the Company’s stock from 1999 to the present. The plaintiffs seek to recover compensatory damages alleged at a minimum of $8 million and punitive damages alleged at a minimum of $14 million. The plaintiffs allege that SCI and SCI Delaware are liable as the alleged “successor” entities to ECI. The Company and its subsidiaries believe that the allegations in the Conway action do not provide a basis for recovery of damages on several legal grounds. The Company and its subsidiaries intend to aggressively defend this lawsuit.

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

Stockholders’ Equity

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

     The following tables set forth certain stock option information:

		Weighted average
	Options	exercise price
Outstanding at December 31, 2000	25,293,793	$17.92
Granted	9,083,100	3.98
Exercised	(136,414)	4.32
Canceled	(4,291,215)	21.94

Outstanding at December 31, 2001	29,949,264	13.18
Granted	5,699,100	4.32
Exercised	(42,633)	4.38
Canceled	(5,604,481)	12.51

Outstanding at December 31, 2002	30,001,250	11.63
Granted	0	0
Exercised	(382,295)	3.70
Canceled	(1,303,735)	25.67

Outstanding at December 31, 2003	28,315,220	$10.77

Exercisable at December 31, 2001	12,824,879	$18.72

Exercisable at December 31, 2002	16,194,767	$14.81

Exercisable at December 31, 2003	20,845,928	$10.76

	Options outstanding			Options exercisable
	Number	Weighted-average		Number
Range of	outstanding at	remaining	Weighted-average	Exercisable at	Weighted-average
Exercise price	December 31, 2003	contractual life	Exercise price	December 31, 2003	Exercise price
$0.00—4.00	8,190,329	4.8	$3.35	5,449,359	$3.34
4.00—5.00	3,937,347	2.2	4.40	3,072,331	4.39
5.00—10.00	5,765,400	5.1	5.79	3,716,594	6.19
10.00—20.00	6,513,447	2.9	16.07	6,483,947	16.07
20.00—38.00	3,908,697	1.9	31.24	2,123,697	30.84

$0.00—38.00	28,315,220	3.7	$10.77	20,845,928	$10.76

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

Accumulated Other Comprehensive Income (Loss)

     The Company’s components of accumulated other comprehensive income (loss) at December 31 are as follows:

	Foreign
	currency	Minimum	Accumulated other
	translation	pension liability	comprehensive income
	adjustment	adjustment	(loss)
Balance at December 31, 2000	$(224,433)	$(12,724)	$(237,157)
Activity in 2001	(76,403)	(16,629)	(93,032)
Reclassification adjustment for realized loss on foreign currency translation	38,990	—	38,990

Balance at December 31, 2001	(261,846)	(29,353)	(291,199)
Activity in 2002	43,776	(7,202)	36,574
Reclassification adjustment for realized loss on foreign currency translation	47,479	—	47,479

Balance at December 31, 2002	$(170,591)	$(36,555)	$(207,146)
Activity in 2003	92,507	2,956	95,463

Balance at December 31, 2003	$(78,084)	$(33,599)	$(111,683)

     Included in Foreign currency translation adjustment are net gains of $59,877 and an associated deferred tax asset of $59,662 related to the Company’s France operations that were held for sale at December 31, 2003.

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

     Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors’ Plan and recognized a curtailment loss of $3,572 in 2001. As these plans have been frozen, the participants do not earn additional benefit from additional years of service and the Company does not incur new service cost subsequent to 2000.

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

     The components of net periodic benefit cost for the years ended December 31 were as follows:

	2003	2002	2001
Service cost — benefits earned during the period	$—	$—	$5,081
Interest cost on projected benefit obligation	9,897	9,824	14,474
Return on plan assets	(6,808)	(8,539)	(13,569)
Settlement/curtailment charge	352	—	3,572
Amortization of unrecognized transition asset	—	—	(418)
Amortization of prior service cost	183	197	114
Recognized net loss	7,586	4,834	2,826

	$11,210	$6,316	$12,080

     The plans’ funded status at December 31 were as follows (based on valuations as of September 30):

	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of year	$142,842	$193,325
Interest cost	9,897	9,824
Settlement charge	(16,145)	(13,325)
Actuarial loss	14,796	3,642
Benefits paid	(6,977)	(6,683)
Effects of dispositions	—	(43,941)

Benefit obligation at end of year	$144,413	$142,842

Change in Plan Assets:
Fair value of plan assets at beginning of year	$77,461	$147,075
Actual return on plan assets	13,263	(10,528)
Employer contributions	6,989	3,214
Settlement charge	(12,692)	(13,325)
Benefits paid	(10,712)	(7,299)
Effects of dispositions	—	(41,676)

Fair value of plan assets at end of year	$74,309	$77,461

Funded status of plan	$(70,105)	$(65,381)
Unrecognized actuarial loss	54,873	59,701
Unrecognized prior service cost	1,173	1,357

Net amount recognized	$(14,059)	$(4,323)

Funding Summary:
Projected benefit obligation	$144,413	$142,842
Accumulated benefit obligation	144,413	$142,842
Fair value of plan assets	$74,309	$77,461

Amounts recognized in the Consolidated Balance Sheet:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(70,105)	(65,381)
Intangible asset	1,173	1,357
Accumulated other comprehensive loss	54,873	59,701

Net amount recognized	$(14,059)	$(4,323)

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

	2003	2002
Discount rate used to determine obligations	6.25%	7.00%
Assumed rate of return on plan assets	9.00%	9.00%

     The plans weighted-average asset allocations at December 31 by asset category are as follows:

	2003	2002
Fixed income investments	26%	23%
Equity securities	74%	77%

Total	100%	100%

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

Ranges
Large cap equity (value and growth)	35% - 45%
Small gap growth	5% - 15%
International equity	10% - 20%
Fixed income
Core bond	20% - 40%
High yield	0% - 10%
SCI stock	0% - 10%
Money market	0% - 5%

     Benefit payments are expected to be paid by the plan as follows:

2004	$4,120
2005	4,405
2006	4,700
2007	5,108
2008	5,569
Years 2009 thru 2013	$33,709

     The 2001 balances included a defined benefit pension plan for the Company’s United Kingdom operations (UK Plan). In 2002, the Company joint ventured the United Kingdom operations and as such, retirement plans included in 2002 are for U.S. employees only. Discount rates for the U.S. plans were 6.25% and 7.00% in 2003 and 2002, respectively. All plans subject to this disclosure were curtailed effective January 1, 2001.

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

Years of vesting service	Percentage of deferred compensation
0 – 5 years	75% of the first 6% of deferred compensation
6 – 10 years	110% of the first 6% of deferred compensation
11 or more years	135% of the first 6% of deferred compensation

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

The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
2003
Revenues from external customers	$1,740,954	$587,471	$2,328,425
Depreciation and amortization	84,292	64,879	149,171
Gross profit	281,875	80,090	361,965
Total assets	3,873,722	3,443,104	7,316,826
Capital expenditures	$69,622	$43,964	$113,586
Operating locations at year end (unaudited)	2,356	469	2,825

		(Restated)
	note 2
2002
Revenues from external customers	$1,680,095	$632,344	$2,312,439
Depreciation and amortization	70,642	74,377	145,019
Gross profit	284,043	77,966	362,009
Total assets	4,036,344	3,337,681	7,374,025
Capital expenditures	$69,940	$17,011	$86,951
Operating locations at year end (unaudited)	2,526	507	3,033

		(Restated)
	note 2
2001
Revenues from external customers	$1,858,020	$630,985	$2,489,005
Depreciation and amortization	142,888	79,326	222,214
Gross profit	263,322	59,463	322,785
Total assets	4,555,396	3,994,814	8,550,210
Capital expenditures	$56,824	$15,533	$72,357
Operating locations at year end (unaudited)	3,210	541	3,751

The following table reconciles certain reportable segment amounts to the Company’s corresponding consolidated amounts:

	Reportable
	Segments	Corporate	Consolidated
2003
Revenue from external customers	$2,328,425	$—	$2,328,425
Depreciation and amortization	149,171	11,887	161,058
Total assets	7,316,826	408,378	7,725,204
Capital expenditures (1)	113,586	1,977	115,563

		(Restated)
	note 2
2002
Revenue from external customers	$2,312,439	$—	$2,312,439
Depreciation and amortization	145,019	34,712	179,731
Total assets	7,374,025	424,221	7,798,246
Capital expenditures (1)	86,951	12,924	99,875

		(Restated)
	note 2
2001
Revenue from external customers	$2,489,005	$—	$2,489,005
Depreciation and amortization	222,214	19,426	241,640
Total assets	8,550,210	474,744	9,024,954
Capital expenditures (1)	72,357	2,574	74,931

(1)	Consolidated capital expenditures include $0, $27,090 and $11,830 for the years ended December 31, 2003, 2002, and 2001, respectively, for capital leases and purchases of property, plant and equipment, cemetery property, and goodwill of acquired businesses. The 2001 amount relates to assets previously held by the Company’s lending subsidiary exchanged for collateral in bankruptcy proceedings. Excluding these capital expenditures related to acquired businesses the Company had consolidated capital expenditures of $115,563, $72,785 and $63,101 for the years ended December 31, 2003, 2002, and 2001, respectively.

     The following table reconciles gross profits from reportable segments shown above to the Company’s consolidated income (loss) before income taxes and cumulative effects of accounting changes:

	2003	2002	2001
		(Restated)	(Restated)
		note 2	note 2
Gross profit from reportable segments	$361,965	$362,009	$322,785
General and administrative expenses	(178,105)	(89,752)	(70,309)
Gains and impairment (losses) on dispositions, net	49,366	(161,510)	(482,466)
Other operating expenses	(9,004)	(94,910)	(931)

Operating income (loss)	224,222	15,837	(230,921)
Interest expense	(142,735)	(160,872)	(210,857)
Other income	29,732	25,185	23,161

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$111,219	$(119,850)	$(418,617)

The Company’s geographic segment information was as follows:

	North		Other
	America	Europe	Foreign	Total
2003
Revenues from external customers	$1,706,413	$591,704	$30,308	$2,328,425
Depreciation and amortization	160,358	170	530	161,058
Operating income (loss)	147,569	69,858	6,795	224,222
Gains and impairment (losses) on dispositions, net	51,050	(734)	(950)	49,366
Other operating expenses	(9,004)	—	—	(9,004)
Long-lived assets	4,278,981	367,405	89,477	4,735,863
Operating locations at year end (unaudited)	1,786	1,016	23	2,825

	(Restated)			(Restated)
	note 2			note 2
2002
Revenues from external customers	$1,792,578	$496,409	$23,452	$2,312,439
Depreciation and amortization	170,245	8,943	543	179,731
Operating income (loss)	(43,424)	52,206	7,055	15,837
Gains and impairment (losses) on dispositions, net	(162,870)	941	419	(161,510)
Other operating expenses	(94,910)	—	—	(94,910)
Long-lived assets	4,351,458	255,096	73,120	4,679,674
Operating locations at year end (unaudited)	1,866	1,143	24	3,033

	(Restated)			(Restated)
	note 2			note 2
2001
Revenues from external customers	$1,789,110	$647,714	$52,181	$2,489,005
Depreciation and amortization	192,284	40,614	8,742	241,640
Operating income (loss)	179,289	(317,856)	(92,354)	(230,921)
Gains and impairment (losses) on dispositions, net	(4,805)	(370,775)	(106,886)	(482,466)
Other operating expenses	(931)	—	—	(931)
Long-lived assets	5,034,613	718,405	(350,647)	5,402,371
Operating locations at year end (unaudited)	1,999	1,726	26	3,751

Included in the North American figures above are the following United States amounts:

	2003	2002	2001
		(Restated)	(Restated)
		note 2	note 2
Revenues from external customers	$1,623,437	$1,716,264	$1,709,501
Operating income (loss) (1)	130,325	(56,986)	157,508
Long-lived assets	4,120,455	4,232,672	4,911,741
Operating locations at year end (unaudited)	1,632	1,714	1,842

Included in the European figures above are the following French amounts:

	2003	2002	2001
Revenues from external customers	$584,636	$473,643	$425,129
Operating income (loss) (1)	68,884	49,207	(100,580)
Long-lived assets	364,570	265,415	317,190
Operating locations at year end (unaudited)	1,002	1,125	1,139

(1)	Operating income (loss) includes $41,036, ($257,907) and ($15,049) in Gains and impairment (losses) on dispositions, net and other operating expenses in the United States and ($734), $2,347 and ($124,844) in France for the years ended December 31, 2003, 2002, and 2001, respectively.

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

	North America		Europe
	2003	2002	2003	2002
		(Restated)
		note 2
Revenues:
Funeral	$12,234	$42,441	$—	$14,284
Cemetery	4,421	18,867	—	2,190

	$16,655	$61,308	$—	$16,474

Gross profits (loss):
Funeral	$(3,686)	$(1,544)	$—	$3,358
Cemetery	(1,005)	2,422	—	740

	$(4,691)	$878	$—	$4,098

	Total
	2003	2002
		(Restated)
		note 2
Revenues:
Funeral	$12,234	$56,725
Cemetery	4,421	21,057

	$16,655	$77,782

Gross profits (loss):
Funeral	$(3,686)	$1,814
Cemetery	(1,005)	3,162

	$(4,691)	$4,976

NOTE SIXTEEN

Supplementary Information

     The detail of certain balance sheet accounts was as follows:

	December 31,
	2003	2002
Cash and cash equivalents:
Cash	$41,153	$35,338
Commercial paper and temporary investments	198,278	165,287

	$239,431	$200,625

Other current assets:
Deferred tax asset and income tax receivable	$37,200	$113,981
Prepaid insurance	14,983	7,019
Other	8,963	5,203

	$61,146	$126,203

	December 31,
	2003	2002
		(Restated)
		note 2
Inventories:
Caskets, vaults, urns, markers and bases	$95,452	$93,369
Developed land, lawn crypts and mausoleums	41,355	43,297

	$136,807	$136,666

Cemetery property:
Undeveloped land	$1,267,053	$1,299,034
Developed land, lawn crypts and mausoleums	257,794	268,682

	$1,524,847	$1,567,716

Property, plant and equipment:
Land	$305,756	$271,056
Buildings and improvements	1,232,109	1,176,957
Operating equipment	410,190	378,599
Leasehold improvements	21,278	23,422

	1,969,333	1,850,034
Less: accumulated depreciation	(691,750)	(634,284)

	$1,277,583	$1,215,750

Deferred charges and other assets:
Covenants-not-to-compete, net	$79,150	$83,343
Cemetery deferred selling expense, net	211,025	200,299
Funeral deferred selling expense, net	100,317	105,057
Investments, net	21,872	17,226
Restricted cash	95,325	23,592
Notes receivable, net	50,712	79,724
Other	179,610	202,789

	$738,011	$712,030

Included in receivables, net is our funeral and cemetery atneed allowances for doubtful accounts of approximately $15,348 and $22,697 at December 31, 2003 and 2002, respectively.

     Included in Notes receivable, net in the consolidated balance sheet is $0 and $3,977 of notes with officers and directors of the Company, and $179 and $1,189 of notes with employees, former officers of the Company, and other related parties at December 31, 2003 and 2002, respectively. Interest rates on notes receivable range from 5% to 15% as of December 31, 2003 and 2002.

	December 31,
	2003	2002
Accounts payable and accrued liabilities:
Accounts payable	$117,500	$129,185
Accrued payroll	63,763	91,836
Special litigation matters	103,150	10,000
Restructuring liability	15,641	27,611
Other accrued liabilities	149,443	97,805

	$449,497	$356,437

     The detail of certain income statement accounts is as follows for the years ended December 31,

	2003	2002	2001
		(Restated)	(Restated)
		Note 2	Note 2
North America Revenues, Net
Goods
Funeral	$489,523	$507,571	$531,669
Cemetery	373,615	389,561	385,355

Total Goods	863,138	897,132	917,024

North America Services
Funeral	627,177	626,170	639,892
Cemetery	143,516	145,499	145,904

Total Services	770,693	771,669	785,796

International Revenues	622,012	519,861	699,895

Other Revenues	72,582	123,777	86,290

Total Revenues, Net	$2,328,425	$2,312,439	$2,489,005

Cost of North America Revenues
Goods
Funeral	$292,937	$297,210	$330,422
Cemetery	166,689	211,222	177,168

Total Cost of Goods	459,626	508,432	507,590

Services
Funeral	253,349	261,176	268,194
Cemetery	105,448	112,534	109,257

Total Cost of Services	358,797	373,710	377,451

International Costs	545,019	461,720	629,680

Facility, G&A, Overhead and Other	603,018	606,568	651,499

Total Cost of Revenues	$1,966,460	$1,950,430	$2,166,220

Non-Cash Transactions

	Years ended December 31,
	2003	2002	2001
Minimum liability under retirement plans	$(2,956)	$(7,202)	$(16,629)
Debenture conversions to common stock	—	—	5,528
Debt extinguished using common stock	—	—	81,221
Common stock contributions to employee 401(k)	17,378	18,150	12,635
Common stock contributions to cash balance plan	—	—	6,500

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

     A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2003	2002	2001
	(In thousands, except per share amounts)
		(Restated)	(Restated)
		note 2	note 2
Income (loss) (numerator):
Income (loss) from continuing operations before cumulative effects of accounting changes – basic and diluted	$82,553	$(82,158)	$(463,950)
Income (loss) from discontinued operations, net of tax	2,529	(14,768)	(151,889)
Cumulative effects of accounting changes, net of tax	—	(135,560)	(7,601)

Net income (loss) – basic and diluted	$85,082	$(232,486)	$(623,440)

Shares (denominator):
Shares – basic	299,801	294,533	285,127
Stock options	989	—	—

Shares – diluted	300,790	294,533	285,127

Income (loss) per share from continuing operations before cumulative effects of accounting changes:
Basic	$.28	$(.28)	$(1.63)
Diluted	.28	(.28)	(1.63)

Income (loss) from discontinued operations, net of tax:
Basic	$.00	$(.05)	$(.53)
Diluted	.00	(.05)	(.53)

Cumulative effects of accounting changes, net of tax:
Basic	$—	$(.46)	$(.03)
Diluted	—	(.46)	(.03)

Net income (loss) per share:
Basic	$.28	$(.79)	$(2.19)
Diluted	.28	(.79)	(2.19)

     The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures that could impact dilutive earnings per share are as follows:

	2003	2002	2001
Antidilutive options	22,097	30,001	29,949
Antidilutive convertible debentures	47,096	51,408	51,763

Total common stock equivalents excluded from computation	69,193	81,409	81,712

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

     Gains and impairments (losses) on dispositions, net consists of the following for the years ended December 31:

	2003	2002	2001
Gains on dispositions	$73,751	$16,396	$52,865
Impairment losses for assets held for sale	(38,447)	(198,069)	(662,579)
Changes to previously estimated impairment losses	14,062	20,163	127,248

	$49,366	$(161,510)	$(482,466)

     The most significant items in 2003 related to the Company selling its equity investments in Australia and Spain for gains of $45,776 and $8,090, respectively. The $161,510 net loss reported in 2002 primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America. The $482,466 net loss reported in 2001 primarily related to foreign impairment charges associated with international businesses held for sale.

     Charges included in Other operating expenses consists of severance costs related to cost rationalization programs and terminated contractual relationships of former employees and executive officers, market value adjustments for certain options associated with the Company’s debt and relieving certain individuals from their consulting and/or covenants-not-to-compete contractual obligations.

     For the year ended December 31, 2003, the Company recorded Other operating expenses of $9,004, primarily consisting of $6,859 of severance costs for former employees. The charges related to 350 employees involuntarily terminated in North America were in accordance with the Company’s post employment severance policies. Any amounts remaining to be paid at December 31, 2003 will be paid in 2004. For the year ended December 31, 2002, the Company recorded $94,910 of Other operating expenses, primarily related to the termination of certain consulting and covenants-not-to-compete contractual obligations and market value adjustments of certain options associated with the Company’s 6.3% notes due 2003. For the year ended December 31, 2001, Other operating expenses of $931 related primarily to the termination of certain covenants-not-to-compete contractual obligations.

     The reserve activity for the years ended December 31, 2003 and 2002 related to the original charge amounts generating the impairment losses and other operating expenses are as follows:

2003 Activity

			Utilization for twelve months
	Original	Balance at	ended December 31, 2003		Balance at
	charge amount	December 31, 2002	Cash	Non-cash	December 31, 2003
First Quarter 1999 Charge.	$89,884	$564	$434	$130	$—
Fourth Quarter 1999 Charge	272,544	48,254	7,606	22,366	18,282
2000 Charges	434,415	—	—	—	—
2001 Charges	663,548	3,385	392	(109)	3,102
2002 Charges	292,979	27,990	5,723	(2,128)	24,395

	$1,753,370	$80,193	$14,155	$20,259	$45,779

2002 Activity

			Utilization for twelve months
	Original	Balance at	ended December 31, 2002		Balance at
	charge amount	December 31, 2001	Cash	Non-cash	December 31, 2002
First Quarter 1999 Charge.	$89,884	$2,743	$1,326	$853	$564
Fourth Quarter 1999 Charge	272,544	67,517	7,308	11,955	48,254
2000 Charges	434,415	19,011	175	18,836	—
2001 Charges	663,548	15,959	1,682	10,892	3,385
2002 Charges	292,979	—	2,315	262,674	27,990

	$1,753,370	$105,230	$12,806	$305,210	$80,193

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

Insurance Operations

     In the fourth quarter of 2001, the Company recognized in income from discounted operations the partial release of a contingent liability associated with the 2000 sale of its insurance operations.

     Summary operating results of discontinued operations for insurance operations:

Twelve months ended
December 31,
2001
Revenues	$—
Cost and expenses	2,637

Income from discontinued operations before income taxes	2,637

Provision for income taxes	(936)

Income from discontinued operations	$1,701

Argentina and Uruguay Operations

     In 1999, the Company began an initiative to identify and address non-strategic or underperforming businesses. As a result of the assessment, the Company committed to a plan during the second quarter of 2004, to divest the existing funeral and cemetery operations in Argentina and Uruguay. The Company is actively marketing these operations. The Company plans to have no continuing interest in these operations subsequent to disposal of the Argentina and Uruguay businesses. Therefore, these operations are classified as discontinued operations for all periods presented.

     The results of the Company’s discontinued operations for the years ended December 31, 2003, 2002 and 2001, respectively, were as follows:

	Years ended December 31,
	2003	2002	2001
Revenues	$13,226	$11,180	$29,289
Gains and impairment (losses) on dispositions, net	984	(16,233)	(144,526)
Other costs and expenses	(11,096)	(9,267)	(35,700)

Income (loss) from discontinued operations before income taxes	3,114	(14,320)	(150,937)
Provision for income taxes	585	448	2,653

Income (loss) from discontinued operations	$2,529	$(14,768)	$(153,590)

     Net liabilities of discontinued operations at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
Assets:
Receivables, net of allowances	$4,096	$3,604
Other current assets	2,005	1,043
Preneed cemetery receivables and trust investments	1,601	2,365
Property, plant and equipment, at cost, net	376	99
Deferred charges and other assets	1,240	54

Total assets	9,318	7,165

Liabilities:
Accounts payable	1,107	1,037
Accrued liabilities and other current liabilities	6,493	5,254
Long-term debt	9,694	10,415
Deferred income taxes	13,026	9,210
Other liabilities and deferred credits	31,210	31,472

Total liabilities	61,530	57,388

Net liabilities of discontinued operations	(52,212)	(50,223)
Foreign currency translation	71,001	69,233

	$18,789	$19,010

NOTE TWENTY

Subsequent Events

     During 2004, the Company sold 100% of the stock of its French subsidiary to a newly formed company (NEWCO). In connection with this sale, the Company acquired a 25% share of the total equity capital of the newly formed entity, received net cash proceeds of $281,667, net of transaction costs, and received a note receivable in the amount of EUR 10,000. The Company accounted for the sale of its French subsidiary in accordance with the guidance set forth in EITF 01-2, “Interpretations of APB Opinion No. 29”, Issues 8(a) and 8(b). Consequently, the Company deferred approximately 25% of the gain associated with the sale of its French subsidiary representing the economic interest it retained in that subsidiary through its ownership of approximately 25% of NEWCO. The sale of stock of its French subsidiary in March 2004, resulted in a pretax gain of $12,639 and a non-cash tax benefit of $24,929 resulting in an after tax gain of $37,568.

     At December 31, 2003, the net assets of France were as follows:

Current assets	$170,348
Non-current assets	1,890,260

Total assets	2,060,608

Total current liabilities	137,317
Long term liabilities	1,607,365

Total liabilities	1,744,682

Net assets	$315,926

     On June 22, 2004, the Company committed to a plan to dispose of its operations in Argentina and Uruguay. As a result, these operations have been classified as discontinued operations for all periods presented. For additional information, see note nineteen.

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

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
		As		As		As		As
	As	Restated	As	Restated	As	Restated	As	Restated
	Reported	(note 2)	Reported	(note 2)	Reported	(note 2)	Reported	(note 2)
2003
Revenues	$577,411	$578,826	$582,694	$584,050	$567,357	$566,461	$599,088	$—
Costs and expenses	465,422	463,868	489,579	489,418	499,789	497,515	515,659	—
Gross profits	111,989	114,958	93,115	94,632	67,568	68,946	83,429	—
Operating income (loss)	99,911	102,881	52,654	54,171	13,341	14,719	52,451	—
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	67,143	70,112	19,565	21,082	(10,100)	(8,722)	28,747	—
Provision (benefit) for income taxes	24,986	26,138	6,420	7,008	(3,865)	(3,331)	(1,149)	—
Net income (loss)	42,269	44,086	14,379	15,308	(5,576)	(4,732)	30,420	—
Earning per share:
Basic – EPS	.14	.15	.05	.05	(.02)	(.02)	.10	—
Diluted — EPS	.13	.14	.05	.05	(.02)	(.02)	.10	—

2002
Revenues	$597,811	$596,940	$580,703	$580,374	$558,022	$551,120	$585,713	$584,005
Costs and expenses	478,726	476,161	489,822	487,951	482,850	479,997	507,852	506,321
Gross profits	119,085	120,779	90,881	92,423	75,172	71,123	77,861	77,684
Operating income (loss)	100,442	102,136	(140,989)	(139,447)	27,467	23,418	29,907	29,730
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	64,133	65,827	(184,475)	(182,933)	6,660	2,611	(5,178)	(5,355)
Provision (benefit) for income taxes	18,138	18,795	(52,931)	(52,333)	2,479	909	(4,994)	(5,063)
Net (loss) income	(88,711)	(87,674)	(143,015)	(142,071)	4,061	1,582	(4,215)	(4,323)
Earning per share:
Basic – EPS	(.30)	(.30)	(.49)	(.48)	.01	.01	(.01)	(.01)
Diluted – EPS	(.25)	(.24)	(.49)	(.48)	.01	.01	(.01)	(.01)

2001
Revenues	$673,758	$667,634	$614,851	$607,029	$578,566	$551,821	$670,973	$662,521
Costs and expenses	562,500	561,308	527,304	525,621	510,228	505,925	573,450	573,366
Gross profits	111,258	106,326	87,547	81,408	68,338	45,896	97,523	89,155
Operating income (loss)	67,750	62,818	49,445	43,306	50,647	28,205	(356,882)	(365,250)
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	18,039	13,107	(143)	(6,282)	6,525	(15,917)	(401,157)	(409,525)
Provision (benefit) for income taxes	9,678	7,766	9,424	7,044	1,090	(7,611)	41,378	38,134
Net income (loss)	265	(2,755)	(10,585)	(14,344)	4,281	(9,460)	(591,757)	(596,881)
Earning per share:
Basic – EPS	.00	(.01)	(.04)	(.05)	.01	(.03)	(2.03)	(2.05)
Diluted – EPS	.00	(.01)	(.04)	(.05)	.01	(.03)	(2.03)	(2.05)

2000
Revenues	$678,489	$686,560	$630,419	$635,499	$609,148	$614,774	$631,699	$632,705
Costs and expenses	561,693	564,274	559,639	562,077	538,419	541,113	556,637	559,066
Gross profits	116,796	122,286	70,780	73,422	70,729	73,661	75,062	73,639
Operating income (loss)	96,683	102,173	37,765	40,407	50,688	53,620	(432,301)	(433,724)
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	41,974	47,464	(3,655)	(1,013)	(16,640)	(13,708)	(497,253)	(498,676)
Provision (benefit) for income taxes	14,299	16,428	(1,315)	(291)	(4,252)	(3,115)	(90,022)	(90,574)
Cumulative effect of accounting change	(913,599)	(870,368)	—	—	—	—	—	—
Net income (loss)	(876,641)	(830,049)	4,556	6,174	(49,626)	(47,831)	(421,540)	(422,411)
Earning per share:
Basic – EPS	(3.22)	(3.05)	.02	.02	(.18)	(.18)	(1.55)	(1.55)
Diluted — EPS	(3.21)	(3.03)	.02	.02	(.18)	(.18)	(1.55)	(1.55)

SERVICE CORPORATION INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2003

		Charged
		(credited)	Charged
	Balance at	to Costs	(credited)		Balance
	beginning	and	to other		at end of
Description	of period	Expenses	accounts(2)	Write Offs(1)	Period
Current Provision:
Allowance for doubtful accounts:
Year ended December 31, 2003	$22,697	$7,627	$(720)	$(14,256)	$15,348
Year ended December 31, 2002	42,439	2,710	(2,179)	(20,273)	22,697
Year ended December 31, 2001	66,591	(7,931)	2,774	(18,995)	42,439

Due After One Year:
Allowance for contract cancellation and doubtful accounts:
Year ended December 31, 2003	$29,030	$1,813	$24,675	$(489)	$55,029
Year ended December 31, 2002	(21,984)	45,901	7,311	(2,198)	29,030
Year ended December 31, 2001	(45,573)	16,584	9,509	(2,504)	(21,984)

Preneed Funeral and Preneed Cemetery Asset:
Allowance for contract cancellation and doubtful accounts:
Year ended December 31, 2003	$357,761	$17,466	$11,923	$—	$387,150
Year ended December 31, 2002	423,630	(36,253)	(29,616)	—	357,761
Year ended December 31, 2001	434,877	(1,884)	(9,363)	—	423,630

Deferred Preneed Funeral and Cemetery Revenue:
Allowance for contract cancellations:
Year ended December 31, 2003	$(339,339)	$—	$(30,641)	$—	$(369,980)
Year ended December 31, 2002 (as restated, note 2)	(368,955)	—	29,616	—	(339,339)
Year ended December 31, 2001 (as restated, note 2)	(373,524)	—	4,569	—	(368,955)

Deferred Tax Valuation Allowance:
Year ended December 31, 2003	$156,372	$2,966	$(123,479)	$—	$35,859
Year ended December 31, 2002	163,044	(6,672)	—	—	156,372
Year ended December 31, 2001	63,715	99,329	—	—	163,044

(1)	Uncollected receivables written off, net of recoveries.

(2)	Primarily relates to cumulative effect of accounting change and acquisitions and dispositions of operations. 2003 deferred tax valuation allowance was reclassified to other deferred tax liabilities with no change to net deferred income taxes.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As required by Rules 13a-15 and 15d-15 under the Securities Act of 1934, as amended (the “Exchange Act”), Robert L. Waltrip, the Company’s Chief Executive Officer, and Jeffrey E. Curtiss, the Company’s Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act) as of the end of the Company’s fourth fiscal quarter of 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

     Management has determined that as of December 31, 2003, there was a deficiency in the Company’s internal controls and procedures. This deficiency related to revenue recognition transactions specifically associated with the timely recording of the delivery and performance of cemetery goods and services sold on a preneed basis. The Company has improved its controls and procedures with respect to these matters since the adoption of SAB 101 effective January 1, 2000, and will continue to enhance these controls and procedures.

Change in Internal Controls

     There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Company

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13. Certain Relationships and Related Transactions

ITEM 14. Principal Accountant Fees and Services

     Information called for by PART III (Items 10, 11, 12, 13 and 14) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions “Election of Directors” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” (ii) with respect to Items 11 and 13 under the captions “Certain Information with Respect to Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” and (iii) with respect to Item 12 under the caption “Voting Securities and Principal Holders”, and (iv) with respect of Item 14 under the caption “Proposal to Approve the Selection of Independent Accountants – Audit Fees and All Other Fees”. The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K, the information under the captions “Compensation Committee Report on Executive Compensation” and “Performance Graph” in such Proxy Statement, and the information in the paragraphs under the caption “Report of the Audit Committee” in such Proxy Statement, are not incorporated by reference into this Form 10-K.

     The information regarding the Company’s executive officers called for by Item 401 of Regulation S-K has been included in PART I of this report.

     The information regarding the Company’s equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.

     Equity Compensation Plan Information at December 31, 2003:

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,697,873	$12.08	5,581,351
Equity compensation plans not approved by security holders(1)	6,617,347	6.48	4,569,906	(2)

Total	28,315,220	$10.77	10,151,257

(1)	Includes options outstanding under the Equity Corporation International 1994 Long-Term Incentive Plan which became exercisable to acquire Company common stock when the Company acquired Equity Corporation International in January 1999. The outstanding options cover an aggregate of 327,650 shares at a weighted-average exercise price of $22.41 per share. No shares of Company common stock are available for any future grants under this plan.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)-(2) Financial Statements and Schedule:

     The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 46 of this report.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index on pages 102 — 106 are filed as part of this report.

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Company furnished a report on Form 8-K dated November 5, 2003 reporting (i) under “Item 7. Financial Statements and Exhibits” that attached as an exhibit was a press release dated November 5, 2003, and (ii) under “Item 12. Results of Operations and Financial Condition” that the Company issued the press release which disclosed financial results for the third quarter of 2003. The Company furnished a report on Form 8-K dated December 2, 2003 reporting (i) under “Item 7. Financial Statements and Exhibits” that attached as exhibits were a press release dated December 2, 2003 and Merrill Lynch Health Services Conference presentation slides, dated December 3, 2003, and (ii) under “Item 9. Regulation FD Disclosure” that the Company issued the press release which disclosed its intention to participate in the Merrill Lynch Health Services Equity Conference on December 3, 2003. In addition, the Company furnished a report on Form 8-K dated            December 8, 2003 reporting (i) under “Item 7. Financial Statements and Exhibits” that attached as an exhibit was a press release dated December 2, 2003, and (ii) under “Item 9. Regulation FD Disclosure” that the Company issued the press release which announced the Company had entered into an agreement in principle to settle the class action lawsuit and related lawsuits against the Company involving two cemeteries owned in Florida.

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

Dated: May 12, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

R. L. WALTRIP*	Chairman of the Board	May 12, 2005

(R. L. Waltrip)

Thomas L. Ryan	President,Chief Executive	May 12, 2005
Officer and Director (Principal
(Thomas L. Ryan)	Executive Officer)

JEFFREY E. CURTISS*	Senior Vice President Chief	May 12, 2005
Financial Officer and Treasurer (Principal
(Jeffrey E. Curtiss)	Financial Officer)

ERIC D. TANZBERGER*	Vice President Corporate Controller	May 12, 2005

(Eric D. Tanzberger)

ALAN R. BUCKWALTER, III*	Director	May 12, 2005

(Alan R. Buckwalter, III)

ANTHONY L. COELHO*	Director	May 12, 2005

(Anthony L. Coelho)

A. J. FOYT, JR.*	Director	May 12, 2005

(A. J. Foyt, Jr.)

VICTOR L. LUND*	Director	May 12, 2005

(Victor L. Lund)

JOHN W. MECOM, JR.*	Director	May 12, 2005

(John W. Mecom, Jr.)

CLIFTON H. MORRIS, JR.*	Director	May 12, 2005

(Clifton H. Morris, Jr.)

W. BLAIR WALTRIP*	Director	May 12, 2005

(W. Blair Waltrip)

EDWARD E. WILLIAMS*	Director	May 12, 2005

(Edward E. Williams)

*By /s/ JAMES M. SHELGER

(James M. Shelger, as Attorney-In-Fact
For each of the Persons indicated)

EXHIBIT INDEX

PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).

3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).

3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

4.1	—	Rights Agreement dated as of May 14, 1998 between the Company and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).

4.2	—	Agreement Appointing a Successor Rights Agent Under Rights Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).

10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).

10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).

10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).

10.4	—	Employment Agreement, dated January 1, 1998, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).

10.5	—	First Amendment to Employment Agreement, dated February 25, 2003, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2002).

10.6	—	Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992).

10.7	—	Separation and Release Agreement, dated January 18, 2000, among the Company, SCI Executive Services, Inc. and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1999).

Exhibit
Number		Description
10.8	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and B. D. Hunter (previously filed as Exhibit 10.8 to our Form 10-K for the year ended December 31, 2003).

10.9	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan (previously filed as Exhibit 10.9 to our Form 10-K for the year ended December 31, 2003).

10.10	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb (previously filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003).

10.11	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Jeffrey E. Curtiss (previously filed as Exhibit 10.11 to our Form 10-K for the year ended December 31, 2003).

10.12	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers (previously filed as Exhibit 10.12 to our Form 10-K for the year ended December 31, 2003).

10.13	—	1993 Long-Term Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-00179 on Form S-8).

10.14	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1996).

10.15	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1997).

10.16	—	1995 Incentive Equity Plan. (Incorporated by reference to Annex B to Proxy Statement dated April 17, 1995).

10.17	—	Amendment to 1995 Incentive Equity Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.18 to form 10-K for the fiscal year ended December 31, 1996).

10.18	—	Amendment to 1995 Incentive Equity Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1997).

10.19	—	Amended 1996 Incentive Plan. (Incorporated by reference to Annex A to Proxy Statement dated April 13, 1999).

10.20	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).

10.21	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.22	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).

10.23	—	SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 4.7 to Form S-8 filed as of June 1, 2000, Registration Statement No. 333-38310).

10.24	—	First Amendment to SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 2000).

Exhibit
Number		Description
10.25	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.9 to Registration Statement No. 333-91046).

10.26	—	2001 Stock Plan for Non-Employee Directors. (Incorporated by reference to Annex A to Proxy Statement dated April 13, 2001).

10.27	—	First Amendment to 2001 Stock Plan for Non-Employee Directors dated May 8, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).

10.28	—	Director Fee Plan. (Incorporated by reference to Annex B to Proxy Statement dated April 13, 2001).

10.29	—	First Amendment, dated November 13, 2002, to Director Fee Plan. (Incorporated by reference to Exhibit 10.33 to form 10-K for the fiscal year ended December 31, 2002).

10.30	—	Second Amendment to Director Fee Plan dated May 8, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).

10.31	—	1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).

10.32	—	Amendment to 1996 Nonqualified Incentive Plan dated November 13, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-50084).

10.33	—	Amendment to 1996 Nonqualified Incentive Plan dated November 11, 1999. (Incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-50084).

10.34	—	Amendment to 1996 Nonqualified Incentive Plan dated February 14, 2001. (Incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-67800).

10.35	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).

10.36	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).

10.37	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).

10.38	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).

10.39	—	Amendment No. 4 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).

10.40	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).

10.41	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002).

10.42	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).

10.43	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).

Exhibit
Number		Description
10.44	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).

10.45	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).

12.1	—	Ratio of Earnings to Fixed Charges.

21.1	—	Subsidiaries of the Company (previously filed as Exhibit 21.1 to our Form 10-K for the year ended December 31, 2003).

23.1	—	Consent of Independent Accountants (PricewaterhouseCoopers LLP).

24.1	—	Powers of Attorney (previously filed as Exhibit 24.1 to our Form 10-K for the year ended December 31, 2003).

31.1	—	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	—	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Consolidated Class Action Complaint filed September 3, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.1 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.2	—	Defendants’ Answer to the Consolidated Class Action Complaint filed September 17, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.2 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.3	—	Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed October 8, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.3 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.4	—	Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint filed November 5, 1999 in Civil Action No. H-99-280, In Re Service Corporation International. (Incorporated by reference to Exhibit 99.4 to Form 10-Q for the fiscal quarter ended September 30, 1999).

99.5	—	Defendants’ Reply to Plaintiffs’ Opposition to Defendants’ Motion to Dismiss the Consolidated Class Action Complaint Filed November 24, 1999 in Civil Action No. H-99-280, In re Service Corporation International. (Incorporated by reference to Exhibit 99.12 to Form 10-K for the fiscal year Ended December 31, 1999).

Exhibit
Number		Description
99.6	—	Plaintiff’s Original Petition filed December 15, 2000, in Cause No. 2000-63917, Jack T. Hammer v. Service Corporation International, Robert L. Waltrip, L. William Heiligbrodt, George R. Champagne, W. Blair Waltrip, James M. Shelger, Wesley T. McRae and PricewaterhouseCoopers, L.L.P.; in the 165th Judicial District Court of Harris County, Texas. (Incorporated by reference to Exhibit 99.18 to Form 10-K for the fiscal year ended December 31, 2000).

99.7	—	Defendants’ Original Answer to the Original Petition referred to in Exhibit 99.6. (Incorporated by reference to Exhibit 99.19 to Form 10-K for the fiscal year ended December 31, 2000).

99.8	—	Credit Agreement dated as of July 24, 2002 among the Company, as Borrower, the Lenders Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndicated Agent, and Credit Lyonnais, Lehman Commercial Paper Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, J.P. Morgan Securities Inc., and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 99.2 to Form 8-K dated July 25, 2002).

99.9	—	Amendment No. 1 dated as of December 6, 2002 to the Credit Agreement referred to in Exhibit 99.8. (Incorporated by reference to Exhibit 99.14 to Form 10-K for the fiscal year ended December 31, 2002).

99.10	—	Amendment No. 2 dated as of September 29, 2003 to the Credit Agreement referred to in Exhibit 8. (Incorporated by reference to Exhibit 99.8 to Form 10-Q for the quarterly period ended September 30, 2003).

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