Form 10-Q
period 2005-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2005-05-16
CIK 89089

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2005 was 309,367,376 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2005	2004
		(Restated)
		note 2

Revenues	$452,923	$589,422
Costs and expenses	(355,136)	(473,109)

Gross profit	97,787	116,313

General and administrative expenses	(19,716)	(51,021)
Gains and impairment (losses) on dispositions, net	(3,962)	34,782
Other operating (expense) income	(1,600)	416

Operating income	72,509	100,490

Interest expense	(24,656)	(32,658)
Loss on early extinguishment of debt	(1,207)	—
Other income, net	2,687	6,424

	(23,176)	(26,234)

Income from continuing operations before income taxes and cumulative effects of accounting changes	49,333	74,256
Provision (benefit) for income taxes	17,266	(3,375)

Income from continuing operations before cumulative effects of accounting changes	32,067	77,631
(Loss) income from discontinued operations (net of income tax expense of $594 and $141, respectively)	(650)	754
Cumulative effects of accounting changes (net of income tax benefit of $117,428 and $20,710, respectively)	(187,538)	(47,074)

Net (loss) income	$(156,121)	$31,311

Basic earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.10	$.26
(Loss) income from discontinued operations, net of tax	—	—
Cumulative effects of accounting changes, net of tax	(.60)	(.16)

Net (loss) income	$(.50)	$.10

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	.10	$.23
(Loss) income from discontinued operations, net of tax	—	—
Cumulative effects of accounting changes, net of tax	(.59)	(.13)

Net (loss) income	$(.49)	$.10

Basic weighted average number of shares	313,490	303,018

Diluted weighted average number of shares	317,751	353,088

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$320,493	$287,785
Receivables, net	102,002	102,156
Inventories	86,312	81,526
Current assets of discontinued operations	—	11,085
Other	34,510	50,945

Total current assets	543,317	533,497

Preneed funeral receivables and trust investments	1,236,538	1,264,600
Preneed cemetery receivables and trust investments	1,368,451	1,402,750
Cemetery property, at cost	1,503,268	1,506,782
Property, plant and equipment, at cost, net	966,707	970,547
Non-current assets of discontinued operations	—	4,367
Deferred charges and other assets	295,789	618,565
Goodwill	1,162,215	1,169,040
Cemetery perpetual care trust investments	707,594	729,048

	$7,783,879	$8,199,196

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$223,675	$221,877
Current maturities of long-term debt	75,936	75,075
Current liabilities of discontinued operations	—	7,111
Income taxes	4,152	7,850

Total current liabilities	303,763	311,913

Long-term debt	1,172,139	1,178,885
Deferred preneed funeral revenues	492,455	486,191
Deferred preneed cemetery revenues	809,581	801,065
Deferred income taxes	193,473	279,474
Non-current liabilities of discontinued operations	—	58,225
Other liabilities	418,291	429,103
Non-controlling interest in funeral and cemetery trusts	2,042,879	2,095,852
Commitments and contingencies (note 9)
Non-controlling interest in perpetual care trusts	686,726	704,912
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 310,009,494 and 323,225,352, issued and outstanding (net of 32,653,741 and 18,502,478 treasury shares, at par)	310,009	323,225
Capital in excess of par value	2,313,322	2,395,057
Unearned compensation	(5,251)	(2,022)
Accumulated deficit	(980,485)	(824,364)
Accumulated other comprehensive income (loss)	26,977	(38,320)

Total stockholders’ equity	1,664,572	1,853,576

	$7,783,879	$8,199,196

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2005	2004
		(Restated)
		note 2
Cash flows from operating activities:
Net (loss) income	$(156,121)	$31,311
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) from discontinued operations	650	(754)
Loss on early extinguishment of debt	1,207	—
Cumulative effects of accounting changes, net of tax	187,538	47,074
Depreciation and amortization	21,129	36,005
Provision (benefit) for deferred income taxes	15,677	(4,753)
(Gains) and impairment losses on dispositions, net	3,962	(34,782)
Other operating expense (income)	1,600	(416)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(5,548)	7,172
Decrease in other assets	29,031	2,836
(Decrease) increase in payables and other liabilities	(6,322)	5,667
Net effect of preneed funeral production and maturities	12,470	(11,078)
Net effect of cemetery production and deliveries	22,475	4,635
Other	101	4,460

Net cash provided by operating activities from continuing operations	127,849	87,377
Net cash (used in) provided by operating activities from discontinued operations	(241)	1,267

Net cash provided by operating activities	127,608	88,644
Cash flows from investing activities:
Capital expenditures	(20,613)	(17,698)
Proceeds from divestitures and sales of property and equipment	8,236	8,744
Proceeds and distributions from dispositions of businesses, net of cash retained	21,597	287,886
Indemnity payments related to the joint venture of French operations	(772)	—
Net deposits (withdrawals) of restricted funds and other	6,961	(105,601)

Net cash provided by investing activities from continuing operations	15,409	173,331
Net cash used in investing activities from discontinued operations	—	(39)

Net cash provided by investing activities	15,409	173,292
Cash flows from financing activities:
Payments of debt	(1,974)	(5,907)
Early extinguishments of debt	(7,673)	—
Proceeds from exercise of stock options	3,904	3,294
Purchase of Company common stock	(103,570)	—
Purchase of subsidiary stock	(844)	—

Net cash used in financing activities	(110,157)	(2,613)
Effect of foreign currency	(152)	157

Net increase in cash and cash equivalents	32,708	259,480
Cash and cash equivalents at beginning of period	287,785	239,431

Cash and cash equivalents at end of period	$320,493	$498,911

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	Shares	stock	value	par value	Compensation	deficit	(loss) income	Total

Balance at December 31, 2004	323,225	$341,727	$(18,502)	$2,395,057	$(2,022)	$(824,364)	$(38,320)	$1,853,576
Net loss						(156,121)		(156,121)
Other comprehensive income:
Foreign currency translation							(6,473)	(6,473)
Reclassification for translation adjustments realized in net loss							71,770	71,770

Total other comprehensive income								65,297

Stock option exercises and other	936	936		4,007				4,943
Restricted stock award	499		499	3,177	(3,676)			—
Restricted stock amortization					447			447
Purchase of Company common stock	(14,651)		(14,651)	(88,919)				(103,570)

Balance at March 31, 2005	310,009	$342,663	$(32,654)	$2,313,322	$(5,251)	$(980,485)	$26,977	$1,664,572

(See notes to unaudited consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. Nature of Operations
Service Corporation International (SCI or the Company) owns and operates funeral service locations and cemeteries worldwide. The Company also has a minority interest equity investment in funeral operations in France. The Company owns and operates Kenyon International Emergency Services, a disaster response team that engages in mass fatality and emergency response services, which is included in the Company’s funeral operations segment.

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

2. Restatement of Financial Statements
The Company has restated its previously issued unaudited financial statements for the first three interim periods of 2004, related to (1) deferred preneed cemetery contract revenues, (2) certain reconciliations of the Company’s funeral and cemetery trust assets and deferred revenues, and (3) operating leases and other reconciliations. Additionally, the Company has concluded that the impact of these adjustments to the years ended December 31, 2003, 2002, 2001 and 2000 were not material to the Company’s consolidated financial statements. As a result, the Company has recorded the net impact of the adjustments of $416 of income before tax in Other operating (expense) income as a correction of an error in its restated unaudited March 31, 2004 consolidated financial data.

Trust and Cemetery Deferred Revenue Verification Project
During 2003, the Company began the implementation of FIN 46R, the implementation of Section 404 of the Sarbanes-Oxley Act, and the implementation of its new point-of-sale system.

      The trust verification project included three primary components: preneed cemetery merchandise and service trusts; preneed funeral merchandise and service trusts; and cemetery perpetual care trusts. As the project progressed, the Company assessed the status and adjusted the general ledger accounts accordingly. At December 31, 2003 and June 30, 2004, the Company made certain adjustments to its consolidated financial statements based on its best estimate at the time. The adjustments were influenced by the percentage of verifications completed and the expected error rate of uncompleted verifications.

      As of December 31, 2004, the Company completed its verification procedures for its funeral and cemetery trust assets and funeral trust deferred revenue. The completion of the trust verification project resulted in an adjustment to the Company’s consolidated statement of operations. As a result of this adjustment, the Company reevaluated previous adjustments related to these verifications (as mentioned above) and the impact to prior annual periods. The Company believes that these adjustments have a material impact on its consolidated financial statements for the first three interim periods of 2004. As a result, the Company has restated its financial statements for the first three interim periods of 2004. The Company evaluated the materiality of these adjustments on its financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments is not material to any quarterly or annual period prior to January 1, 2004. As a result, the Company has recorded the cumulative effect of these adjustments in its restated March 31, 2004 quarterly financial statements as a correction of an error.

      These verification matters did not have an impact on the Company’s reported cash balance or cash flows in any period mentioned above as amounts that were deposited or withdrawn from trust by the Company were appropriately reported in the statement of cash flows in the appropriate period.

Operating Leases and Other Adjustments
The Company initiated a review of its accounting practices and determined that the Company would adjust its method of accounting for certain types of operating leases related primarily to the Company’s funeral home properties.

      Historically, the Company recorded operating lease expense, related primarily to funeral home properties, over the initial lease term without regard to reasonably assured renewal options or fixed escalation provisions. The Company now calculates its straight line operating lease expense with consideration of such reasonably assured renewal options and fixed escalation provisions, to the extent necessary, in accordance with SFAS 13, “Accounting for Leases”.

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

      During 2004, the Company also performed various other reconciliations. These reconciliations primarily resulted from the conversion of the Company’s point-of-sale system. The effect of these adjustments, when combined with the other adjustments described above, are material to the Company’s consolidated financial statements for the first three interim periods of 2004. The cumulative effect of the 2004 activity items noted above that are related to periods prior to January 1, 2004 is recorded on a net basis of $587 (after tax) in the Company’s restated March 31, 2004 quarterly financial statements as a correction of an error.

Effect of Restatements
The adjustments to income before income taxes related to the trust verification project, the cemetery verification project, operating leases and other verifications as described above are summarized below for the first three interim periods of 2004 and the cumulative adjustment for the years prior to January 1, 2004. The effect of these adjustments on the years ended December 31, 2003, 2002 and prior years were immaterial to the Company’s consolidated financial statements. The Company recorded the adjustment related to the periods prior to January 1, 2004 in its restated March 31, 2004 financial statements as a correction of an error as they are immaterial to the financial statements as detailed in the table below.

Increase (decrease) to pretax income	Pre-2004	Q1 2004	Q2 2004	Q3 2004	Total

Effect of trust verifications	$(15,256)	$(3,403)	$409	$—	$(18,250)
Cemetery deferred revenue adjustments and out of quarter analysis	20,796	2,184	905	3,933	27,818
Effect of operating lease adjustments	(3,778)	(32)	(33)	(39)	(3,882)
Effect of other verification matters	(1,346)	5,197	(7,731)	(2,069)	(5,949)

Total	$416	$3,946	$(6,450)	$1,825	$(263)

      Included in the adjustment to first quarter 2004 consolidated statement of operations are amounts related to adjustments prior to 2000. Of the $15,256 adjustment related to trust reconciliations, $6,223 related to adjustments prior to 2000. Of the $20,796 adjustment related to cemetery deferred revenues, $13,021 related to adjustments prior to 2000. Of the $3,778 adjustment related to operating lease adjustments, $2,667 related to adjustments prior to 2000. Of the $1,346 adjustment related to other reconciliations, $6,028 related to adjustments prior to 2000.

      The effect of the restatement on the Company’s previously reported consolidated statement of operations for the three months ended March 31, 2004 was as follows:

	Three months ended
	March 31, 2004
	As Reported	As Restated

Revenues	$586,117	$589,422
Costs and expenses	473,020	473,109
Gross profits	113,097	116,313
Operating income	97,679	100,490
Income from continuing operations before income taxes and cumulative effects of accounting changes	71,445	74,256
Benefit for income taxes	(4,381)	(3,375)
Net income	$28,519	$31,311
Earnings per share:
Basic — EPS	$.09	$.10
Diluted — EPS	$.09	$.10

      As noted above, the Company recorded the net impact of the adjustments related to periods prior to January 1, 2004 as a correction of an error in Other operating (expense) income in the consolidated statement of operations for the first quarter of 2004. The table below represents the adjustments as if they had been properly recorded in the applicable line item.

Prior Year
Adjustments
Revenues
Funeral	$4,107
Cemetery	10,629

14,736

Cost and expenses
Funeral	12,478
Cemetery	926

13,404

Gross profits
Funeral	(8,371)
Cemetery	9,703

1,332

Gains and impairment (losses) on dispositions	(916)

Operating income	416

Income before taxes	416
Benefit for income taxes	(171)

Income before discontinued operations and cumulative effect of accounting changes	587

Net income	$587

3. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2005 and 2004 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2004, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

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

      The effective tax rate in the three months ended March 31, 2005 was an expense of 35.0% compared to a benefit of 4.5% in the three months ended March 31, 2004. The 2004 rate was favorably impacted by non-cash tax benefits realized from the joint venture of the French operations consummated in March 2004. For more information regarding the sale of the Company’s French funeral operations, see note twelve to the consolidated financial statements.

4. Accounting Changes and New Accounting Pronouncements
Deferred Selling Costs
Effective January 1, 2005, the Company changed its method of accounting for direct selling costs incurred related to the acquisition of preneed funeral and preneed cemetery contracts. Prior to this change, the Company capitalized such direct selling costs and amortized these deferred selling costs in proportion to the revenue recognized. Under the new method of accounting, the Company expenses these direct selling costs as incurred. The Company believes the new method is preferable because it better reflects the economics of the Company’s business.

      As of January 1, 2005, the Company recorded a cumulative effect of $187,538, net of tax of $117,428. This amount represents the cumulative balance of deferred selling costs recorded on the Company’s consolidated balance sheet in Deferred charges and other assets at the time of the accounting change. If the Company had not changed its method of accounting for direct selling costs as described above, net income for the first quarter of 2005 would have been $2,296 after tax or $.01 per basic and diluted share higher than currently reported.

      The three months ended March 31, 2004 pro forma amounts in the table below reflect the new policy to expense selling costs as incurred. The effect of the change for the quarter ended March 31, 2004 would have decreased net income from continuing operations before cumulative effects of accounting changes by approximately $2,848 after tax or $.01 per basic and diluted share.

	Three months ended March 31, 2004
		Deferred Selling
	Historical	Costs, net (1)	Pro forma
	(Restated)
	note 2
Gross profits:
Funeral	$87,930	$(487)	$87,443
Cemetery	28,383	(3,894)	24,489

	116,313	(4,381)	111,932
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$74,256	$(4,381)	$69,875
Net income (loss)	$31,311	$(2,848)	$28,463

Amounts per common share:
Net income (loss) — basic	$.10	$(.01)	$.09
Net income (loss) — diluted	$.10	$(.01)	$.09

(1)	Represents net deferred selling costs that would have been recognized under the new method of accounting adopted on January 1, 2005.

Other Than Temporary Impairments
In March 2004, the Financial Accounting Standards Board (FASB) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted the disclosure provisions of EITF 03-1 during the period ended June 30, 2004. The adoption of the measurement and recognition provisions are not expected to have a material impact on the consolidated financial statements, results of operations, financial position, or cash flows of the Company.

Inventory Costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its consolidated financial statements, results of operations, financial position, or cash flows.

Income Taxes
In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company has adopted the provisions of FAS 109-2. The Company is in the process of evaluating whether it will repatriate earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated; therefore, as provided for in FAS 109-2, deferred tax liabilities have not been adjusted. The Company estimates the range of possible amounts of unremitted earnings under consideration is between $0 and $2,276. If the maximum amount of $2,276 were to be repatriated, the Company would accrue tax expense of approximately $434.

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for the Company.

      For disclosure purposes, the Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company will continue to utilize the Black-Scholes option pricing model to measure the fair value of its stock options.

      The Company expects to adopt SFAS 123R effective January 1, 2006. The Company is currently evaluating the impact that this adoption will have on the Company’s results of operations.

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

      The Company records cash received from customers that is payable to the trusts but not yet required to be deposited in the trusts as restricted cash in Deferred charges and other assets in its consolidated balance sheet. At March 31, 2005 and December 31, 2004, these pending deposits totaled $13,430 and $11,218, respectively. The Company continues to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

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

      To the extent the earnings of the trusts are distributed prior to the delivery of merchandise and/or services, a corresponding amount of non-controlling interest is reclassified to deferred revenue until the corresponding revenues are recognized. In the case of merchandise and service trusts, the Company recognizes as revenues amounts previously attributed to non-controlling interests and deferred revenues upon the performance of services and delivery of merchandise, including earnings accumulated in these trusts. In the case of the cemetery perpetual care trusts, distributable earnings are recognized in cemetery revenues to the extent of qualifying cemetery maintenance costs.

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

      Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale by the Company under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. Using the guidance in EITF Topic D-41, “Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115” (“Topic D-41”), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on the Company’s Accumulated other comprehensive income (loss) is disclosed in note eleven of the consolidated financial statements. However, the Company’s Accumulated other comprehensive income (loss) balance on the face of the balance sheet is ultimately not affected by consolidation of the trusts.

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

Pension Plans

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

5. Debt
Debt was as follows:

	March 31, 2005	December 31, 2004
6.0% notes due December 2005	$63,801	$63,801
7.2% notes due June 2006	150,000	150,000
6.875% notes due October 2007	143,475	143,475
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	351,135	358,266
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	30,841	30,853
Mortgage notes and other debt, maturities through 2050	46,232	48,194
Deferred charges	(38,036)	(41,256)

Total debt	1,248,075	1,253,960
Less current maturities	(75,936)	(75,075)

Total long-term debt	$1,172,139	$1,178,885

      The Company’s consolidated debt had a weighted average interest rate of 7.02% at March 31, 2005 and December 31, 2004. Approximately 99% of the total debt had a fixed interest rate at March 31, 2005 and December 31, 2004.

Bank Credit Agreements
The Company’s bank credit agreement, which was executed on August 11, 2004 and matures in August of 2007, provides a total lending commitment of $200,000, including a sublimit of $175,000 for letters of credit. As of March 31, 2005, the Company has no cash borrowings under this credit facility, but has used it to support $62,042 of letters of credit. The new bank credit facility provides the Company with flexibility in terms of acquisitions, dividends and share repurchases. It is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this facility. The subsidiary guarantee is a guarantee of payment of the outstanding amount of the total lending commitment. It covers the term of the agreement, including extensions and totaled a maximum potential amount of $62,042 and $66,985 at March 31, 2005 and December 31, 2004, respectively. The facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements and certain cash distribution restrictions. Interest rates for the outstanding borrowings will be based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.

Debt Extinguishments and Reductions
In the first quarter of 2005, the Company purchased $7,131 aggregate principal amount of its 7.70% notes due 2009 in the open market. As a result of this transaction, the Company recognized a loss of $1,207 recorded in Loss on early extinguishment of debt, in the consolidated statement of operations.

      In March 2004, in connection with the sale of the Company’s funeral operations in France, mortgage notes and other debt was reduced by approximately $24,194 for capital lease obligations related to vehicles used in the French funeral operations.

Additional Debt Disclosures
At March 31, 2005 and December 31, 2004, the Company had deposited $14,638 and $26,707, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. They are included in Deferred charges and other assets in the consolidated balance sheet.

6. Retirement Plans
The components of net periodic pension plan benefit cost for the three months ended March 31 were as follows:

	Three months ended
	March 31,
	2005	2004
Service cost — benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	2,015	2,245
Return on plan assets	(1,202)	(1,790)
Amortization of prior service cost	46	45

	$859	$500

7. Segment Reporting
The Company’s operations are both product based and geographically based, and the reportable operating segments presented below include funeral and cemetery operations. The Company’s geographic areas include North America and Other Foreign. In 2005, Other Foreign consists of the Company’s operations in Singapore, Germany and South America. In 2004, Other Foreign also included operations in France, which were disposed of in the first quarter of 2004. The Company conducts both funeral and cemetery operations in the North America and Other Foreign geographic areas.

      The Company has reclassified certain prior period amounts to conform to the current period presentation with no effect on previously reported results of operations, financial condition or cash flows.

      The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended March 31,
2005	$317,174	$135,749	$452,923
2004 (Restated — note 2)	$435,931	$153,491	$589,422

Gross profit:
Three months ended March 31,
2005	$77,306	$20,481	$97,787
2004 (Restated — note 2)	$87,930	$28,383	$116,313

      The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	Three months ended
	March 31,
	2005	2004
		(Restated)
		note 2
Gross profit from reportable segments	$97,787	$116,313
General and administrative expenses	(19,716)	(51,021)
Gains and impairment (losses) on dispositions, net	(3,962)	34,782
Other operating (expense) income	(1,600)	416

Operating income	72,509	100,490
Interest expense	(24,656)	(32,658)
Loss on early extinguishment of debt, net	(1,207)	—
Other income, net	2,687	6,424

Income from continuing operations before income taxes and cumulative effects of accounting changes	$49,333	$74,256

      The Company’s geographic area information is as follows:

	North
	America	Other Foreign	Total
Revenues from external customers:
Three months ended March 31,
2005	$442,229	$10,694	$452,923
2004 (Restated — note 2)	$452,011	$137,411	$589,422

Gains and impairment (losses) on dispositions, net:
Three months ended March 31,
2005	$(3,962)	$—	$(3,962)
2004	$34,690	$92	$34,782

Other operating (expense) income:
Three months ended March 31,
2005	$(1,600)	$—	$(1,600)
2004 (Restated — note 2)	$416	$—	$416

Operating income:
Three months ended March 31,
2005	$69,445	$3,064	$72,509
2004 (Restated — note 2)	$86,558	$13,932	$100,490

Depreciation and amortization:
Three months ended March 31,
2005	$20,955	$174	$21,129
2004 (Restated — note 2)	$35,137	$868	$36,005

Total assets at:
March 31, 2005	$7,653,078	$130,801	$7,783,879
December 31, 2004	$8,041,846	$157,350	$8,199,196

      Included in the North America figures above are the following United States amounts:

	Three months ended
	March 31,
	2005	2004
		(Restated)
		note 2

Revenues from external customers	$414,328	$423,617
Other operating (expense) income	$(1,600)	$1,598
Operating income	$62,363	$78,475
Depreciation and amortization	$19,768	$32,606
Total assets (a)	$7,288,407	$7,664,679

      (a) Prior year amounts are as of December 31, 2004.

      Included in the Other Foreign figures above are the following France amounts:

	Three months ended
	March 31,
	2005	2004

Revenues from external customers	$—	$127,282
Operating income	$—	$11,664

      The changes in the carrying amounts of goodwill for the Company’s two segments are as follows:

	Funeral	Cemetery	Total
Balance as of December 31, 2004	$1,166,657	$2,383	$1,169,040
Acquisitions	30	—	30
Dispositions	(5,836)	—	(5,836)
Effects of foreign currency and other	(901)	(118)	(1,019)

Balance as of March 31, 2005	$1,159,950	$2,265	$1,162,215

8. Supplementary Information
The detail of certain income statement accounts is as follows for the quarters ended March 31,

	2005	2004
		(Restated)
		note 2
North America revenues, net
Goods
Funeral	$139,277	$134,237
Cemetery	82,676	97,454

Total goods	221,953	231,691

Services
Funeral	167,979	163,458
Cemetery	36,711	37,471

Total Services	204,690	200,929

North America revenues, net	426,643	432,620

International revenues	10,694	137,411

Other revenues	15,586	19,391

Total revenues, net	$452,923	$589,422

North America costs
Goods
Funeral	$76,803	$74,864
Cemetery	34,607	43,372

Total cost of goods	111,410	118,236

Services
Funeral	69,347	62,154
Cemetery	23,876	25,113

Total cost of services	93,223	87,267

North America costs	204,633	205,503

International cost of goods and services	7,630	123,571

Overhead and other expenses	142,873	144,035

Total costs	$355,136	$473,109

9. Commitments and Contingencies
Litigation
The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of May 13, 2005.

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

      David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International.; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory appeal pending in the El Paso Court of Appeals, No. 08-05-00182-CV (Hijar Lawsuit). The Hijar Lawsuit is a state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from the Company or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (Rules) required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The Hijar Lawsuit seeks to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” The Company denies that plaintiffs have standing to sue for violations of the Texas Occupations Code, denies that any breaches of contractual terms occurred, and otherwise and on other grounds denies liability on all of the plaintiffs’ claims. Finally, the Company denies that the Hijar Lawsuit satisfies the requirements for class certification.

      Each side in the Hijar Lawsuit filed motions to summarily establish that its interpretation of the Rules was correct, and the judge has ruled in favor of the plaintiffs. This ruling allows the plaintiffs to proceed with the case. The trial court entered an order certifying the class and two subclasses on April 15, 2005. On April 29, 2005, the trial court entered an order imposing sanctions against the Company and (i) finding that the Company breached its contracts by failing to disclose that funeral goods and services were purchased from third parties and resold to customers at higher prices, and by failing to disclose the amount of price mark-ups, and (ii) approving a damage calculation methodology proposed by the plaintiffs under which the damages would equal the difference between the costs to the Company of items of funeral goods and services purchased from third parties and the price at which they were resold to persons arranging funerals, minus any legally proper off-sets. On April 29, 2005, pursuant to section 51.014(a)(3) of the Texas Civil Practice and Remedies Code, the Company filed a notice of appeal regarding the trial court’s order certifying a class, and it appears from section 51.014(b) that this interlocutory appeal “also stays all other proceedings in the trial court pending resolution of that appeal.” In response to requests from the District Clerk and the court reporters responsible for preparing the appellate record, the El Paso Court of Appeals has extended the deadline for filing the Clerk’s Record to May 29, 2005 and the deadline for filing the Reporter’s Records to June 23, 2005. The briefing schedule does not begin until the last of these records is filed.

      The ultimate outcome of the Hijar Lawsuit cannot be determined at this time. An adverse decision in the Hijar Lawsuit could have a material adverse effect on the Company, its financial condition, results of operation and cash flows. However, the Company intends to aggressively defend this lawsuit and pursue the pending interlocutory appeal.

      Mary Louise Baudino, et al v. Service Corporation International, et al; the plaintiffs’ counsel in the Hijar Lawsuit initiated an arbitration claim raising similar issues in California and filed in November 2004 a case styled Mary Louise Baudino, et al v. Service Corporation International, et al; in Los Angeles County Superior Court; Case No. BC324007 (Baudino Lawsuit). The Baudino Lawsuit makes claims similar to those made in the Hijar lawsuit. However, the Baudino Lawsuit seeks a nation-wide class of plaintiffs. The Baudino Lawsuit is in its early stages and no discovery has been conducted. The ultimate outcome of the Baudino Lawsuit cannot be determined at this time. However, the Company intends to aggressively defend this action.

      Funeral Consumers Alliance, Inc. et al v. Service Corporation International et al; In the United States District Court for the Northern District of California; Case No. C0501804 (2005 Consumer Lawsuit). The 2005 Consumer Lawsuit, filed in May 2005, is a purported class action on behalf of all persons and entities who have purchased caskets in the United States. The suit names as defendants the Company and four other public companies involved in the funeral or casket industry. The plaintiffs allege that defendants violated federal and state antitrust laws by engaging in anticompetitive practices with respect to sales of caskets and overcharged for caskets. The 2005 Consumer Lawsuit seeks injunctions, an unspecified amount of monetary damages and treble damages. Since the 2005 Consumer Lawsuit is in its preliminary stages, no discovery has occurred and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company intends to aggressively defend itself in this action.

10. Earnings Per Share
Basic (loss) earnings per share (EPS) excludes dilution and is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s (loss) earnings.

      A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

	Three months ended
	March 31,
	2005	2004
		(Restated)
		note 2
Income from continuing operations before cumulative effects of accounting changes (numerator):
Income from continuing operations before cumulative effects of accounting changes — basic	$32,067	$77,631
After tax interest on convertible debt	12	3,562

Income from continuing operations before cumulative effects of accounting changes — diluted	$32,079	$81,193

Net (loss) income (numerator):
Net (loss) income — basic	$(156,121)	$31,311
Interest on convertible debt	12	3,562

Net (loss) income — diluted	$(156,109)	$34,873

Shares (denominator):
Shares — basic	313,490	303,018
Stock options	4,086	4,211
Restricted stock	54	6
Convertible debt	121	45,853

Shares — diluted	317,751	353,088

Income from continuing operations per share before cumulative effects of accounting changes:
Basic	$.10	$.26
Diluted	$.10	$.23

Cumulative effects of accounting changes per share, net of tax:
Basic	$(.60)	$(.16)
Diluted	$(.59)	$(.13)

Net (loss) income per share:
Basic	$(.50)	$.10
Diluted	$(.49)	$.10

      The computation of diluted (loss) earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such items would be antidilutive in the periods presented. Total options and convertible debt not currently included in the computation of dilutive (loss) earnings per share are as follows:

	Three months ended
	March 31,
	2005	2004
Antidilutive options	8,912	10,709
Antidilutive convertible debt	859	581

Total common stock equivalents excluded from computation	9,771	11,290

11. Stockholders’ Equity
Stock Options
The Company accounts for employee stock-based compensation expense under the intrinsic value method. Under this method, no compensation expense is recognized on stock options if the grant price equals the market value on the date of grant.

      If the Company had elected to recognize compensation expense for its option plans based on the fair value method, net (loss) income and per share amounts would have changed to the pro forma amounts indicated below.

	Three months ended
	March 31,
	2005	2004
		(Restated)
		note 2
Net (loss) income	$(156,121)	$31,311
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(391)	(779)

Pro forma net (loss) income	$(156,512)	$30,532

Basic earnings per share:
Net (loss) income	$(.50)	$.10
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.00)	(.00)

Pro forma basic (loss) earnings per share	$(.50)	$.10

Diluted earnings per share:
Net (loss) income	$(.49)	$.10
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.00)	(.00)

Pro forma diluted (loss) earnings per share	$(.49)	$.10

      The fair value of the Company’s stock options used to compute the pro forma net (loss) income and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.

Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income are as follows:

	Foreign	Minimum		Accumulated
	currency	pension	Unrealized	other
	translation	liability	gains	comprehensive
	adjustment	adjustment	and losses	(loss) income
Balance at December 31, 2004	$(38,320)	$—	$—	$(38,320)
Activity in 2005	(6,473)		—	(6,473)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(43,577)	(43,577)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	43,577	43,577
Reclassification for translation adjustment realized in net loss	71,770	—	—	71,770

Balance at March 31, 2005	$26,977	$—	$—	$26,977

Balance at December 31, 2003	$(78,084)	$(33,599)	$—	$(111,683)
Activity in 2004	13,922	33,599	—	47,521

Balance at March 31, 2004	$(64,162)	$—	$—	$(64,162)

      The reclassification adjustment of $71,770 during the three months ended March 31, 2005 relates to the sale of the Company’s Argentina and Uruguay operations.

      The components of Comprehensive (loss) income are as follows:

	Three months ended
	March 31,
	2005	2004
		(Restated)
		note 2
Comprehensive (loss) income:
Net (loss) income	$(156,121)	$31,311
Total other comprehensive income	65,297	47,521

Comprehensive (loss) income	$(90,824)	$78,832

Share Repurchase Program
On February 10, 2005, the Company announced an increase in the share repurchase program authorizing the investment of up to an additional $100,000 to repurchase its common stock for an aggregate authorized amount of $300,000. The Company, subject to market conditions and normal trading restrictions, makes purchases in the open market or through privately negotiated transactions. During the first quarter of 2005, the Company repurchased 14,651 shares of common stock at an aggregate cost of $103,570.

12. Gains and Impairment (Losses) on Dispositions
Gains and Impairment (Losses) on Dispositions for the Three Months Ended March 31, 2005 and 2004
As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains and impairment (losses) on dispositions, net. Additionally, as dispositions occur related to the Company’s ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

      Gains and impairment (losses) on dispositions, net consists of the following:

	Three months ended
	March 31,
	2005	2004
Gains on dispositions	$210	$41,529
Impairment losses for assets held for sale	(4,660)	(5,940)
Changes to previously estimated impairment losses	488	(807)

	$(3,962)	$34,782

Sale of French Operations
During 2004, the Company sold 100% of the stock of its French subsidiary to a newly formed company (NEWCO). In connection with this sale, the Company acquired a 25% share of the voting interest of NEWCO, received cash proceeds of $281,667, net of transaction costs, and received a note receivable in the amount of EUR 10,000. Also received in this transaction were EUR 15,000 of preferred equity certificates and EUR 5,955 of convertible preferred equity certificates. The Company accounted for the sale of its French subsidiary in accordance with the guidance set forth in EITF 01-2, “Interpretations of APB Opinion No. 29”, Issues 8(a) and 8(b). Consequently, the Company deferred approximately 25% of the gain associated with the sale of its French subsidiary representing the economic interest it retained in that subsidiary through its ownership of approximately 25% of NEWCO.

      The sale of stock of the Company’s French subsidiary in March 2004, resulted in a pretax gain of $12,639 and a non-cash tax benefit of $24,929 (described below) resulting in an after tax gain of $37,568. In July 2004, the Company paid $6,219 pursuant to the joint venture agreement, as a purchase price adjustment, which reduced the pretax gain to $6,420 and reduced the after tax gain to $33,624 as summarized below.

	Original
	Calculation	Adjustment
	Q1 2004	in Q2 2004	Total
Pretax gain (loss)	$12,639	$(6,219)	$6,420
Tax benefit	(24,929)	(2,275)	(27,204)

After tax gain (loss)	$37,568	$(3,944)	$33,624

      The $24,929 non-cash tax benefit associated with the sale of the Company’s French subsidiary is primarily attributable to the reduction of tax accruals by $18,610, which were accrued as an indemnification liability upon the sale of the Company’s French subsidiary. The remaining amount of $6,319 was a non-cash tax benefit associated with the difference between book and tax basis.

      Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representations and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2,400 in charges was applied to the indemnifications and related primarily to foreign taxes and legal expenses. The Company applied $772 to the indemnifications during the first quarter of 2005.

      Goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction.

      In the first quarter of 2005, the Company was informed that NEWCO completed a refinancing in May 2005 and is expected to complete an additional refinancing during the third quarter of 2005 in order to reduce its cost of debt. Expected to be included in this refinancing is the note payable to the Company in the amount of EUR 10,000 plus interest and the redemption of the Company’s investment in preferred equity certificates and convertible preferred equity certificates totaling EUR 20,955 plus interest. The Company has recorded interest income of $2,379 related to interest on these preferred equity certificates and convertible preferred equity certificates as of March 31, 2005. The Company’s investment in common stock and 25% voting interest is expected to remain unchanged as a result of this transaction.

Proceeds from Investment in United Kingdom Company

     The Company recognized income of $27,179, recorded in Gains and impairment (losses) on disposition, net, in the consolidated statement of operations as of March 31, 2004, to adjust the carrying amount of its note receivable from its former United Kingdom company to its realizable value. In addition, the Company recognized interest income on the note receivable, in the amount of $4,478 recorded in Other income, net in the consolidated statement of operations as of March 31, 2004. In the second quarter of 2004, the Company recorded a pretax gain of $13,984 in Gains and impairment (losses) on dispositions, net in the consolidated statement of operations, as a result of the sale and recognized a non-cash tax benefit of $8,000.

      During the second quarter of 2004, the Company received proceeds of $53,839 from the sale of its minority interest equity investment in the United Kingdom and the prepayment of its note receivable, with accrued interest, following a successful public offering transaction of its United Kingdom company.

Sale of Argentina and Uruguay Operations
During the second quarter of 2004, the Company recorded an impairment of its funeral and cemetery operations in Argentina in the amount of $15,189 recorded in Loss from discontinued operations in the consolidated statement of operations. As a result of the sale of the Argentina and Uruguay businesses in 2005, the Company recorded a gain of $2,041 in Income from discontinued operations in the consolidated statement of operations in December 2004 associated with the revised estimated fair value. The new carrying amount reflected the fair value based on current market conditions less costs to sell. Additionally, the Company recognized a non-cash tax benefit of $49,236 in discontinued operations during the second quarter of 2004, which represents the reduction of a previously recorded valuation allowance. The Company also recognized an additional tax benefit of $2,629 in discontinued operations during the fourth quarter of 2004, which represents the revised estimated fair value and differences between book and tax basis.

13. Discontinued Operations
The Company committed to a plan during the second quarter of 2004 to divest its existing funeral and cemetery operations in Argentina and Uruguay. Accordingly, these operations are classified as discontinued operations for all periods presented. The provision for income taxes in the amount of $594 in the first quarter of 2005 results from a state net operating loss valuation allowance and a tax accrual release. During the first quarter of 2005, the Company disposed of its operations in Argentina and Uruguay.

      The results of the Company’s discontinued operations for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended
	March 31,
	2005	2004
Revenues	$1,749	$3,500
Other costs and expenses	(1,805)	(2,605)

(Loss) income from discontinued operations before income taxes	(56)	895
Provision for income taxes	594	141

(Loss) income from discontinued operations	$(650)	$754

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
At March 31, 2005, Service Corporation International (SCI or the Company) operated 1,190 funeral service locations (1,169 in North America) and 393 cemeteries (390 in North America). We also had a 25% minority interest equity investment in funeral operations in France. We also own Kenyon International Emergency Services, a disaster response team that engages in mass fatality and emergency response services.

      Our funeral and cemetery operations are organized into a North America division covering the United States and Canada, and an Other Foreign division including operations in Chile, Germany and Singapore. In 2004, our Other Foreign division also included operations in France, which were disposed of in the first quarter of 2004. For the quarter ended March 31, 2005, our North America operations represented approximately 97.6% of our consolidated revenues and approximately 96.9% of our consolidated gross profits.

      Our operations in the North America division are organized into 32 major markets and 42 middle markets. Each market is led by a market director with responsibility for funeral and cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries realize efficiencies by sharing common resources such as personnel, preparation services and vehicles. There are four market support centers in North America to assist market directors with financial, administrative and human resource needs. These support centers are located in Houston, Miami, New York and Los Angeles. The primary functions of the market support centers are to help facilitate the execution of corporate strategies, coordinate communications between the field and corporate offices and serve as liaisons for implementation of policies and procedures.

Our Competitive Strengths

     Industry leader. SCI is the leading provider of funeral, cremation and cemetery services in North America. Despite some consolidation, the industry remains fragmented. We estimate that SCI and the other public companies combined generate approximately 20% of total industry revenue in North America. The other 80% is generated by independent funeral and cemetery operators.

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

      National branding strategy. In 2000, we launched the first national branding strategy in the funeral service industry in North America under the name Dignity Memorial®. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired locations generally remain the same. The Dignity Memorial® brand name is a co-brand to the existing name of the business. Signage, advertising and promotional efforts emphasize both names. We believe that a national brand gives us a competitive advantage.

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

      Stable revenues and cash flows. Our core business can be described as stable, with relatively predictable revenue and cash flows on an annual basis. We believe our ability to consistently generate strong cash flows sets us apart from others in the industry. This stability is enhanced by a large backlog of future revenues associated with preneed funeral and cemetery sales. In North America, our backlog of preneed funeral and cemetery sales consists of more than $5 billion of revenues that will be recognized in future periods. These unfulfilled preneed funeral and cemetery contracts are primarily supported by investments in trust funds which are included in our consolidated balance sheet or third party insurance policies, which are not included in our consolidated balance sheet.

      Financial flexibility. We believe we have significant opportunities to grow shareholder value due to our strong cash flows and liquidity, and modest debt maturities in the near term. For a further discussion about our financial flexibility, please see Financial Condition, Liquidity and Capital Resources in Item 2 of this Form 10-Q.

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

The Path to Growth
We have taken significant actions in recent years to improve our infrastructure and reduce overhead costs as further described below. In doing so, we believe we have now established a solid platform for future growth. We believe strategies centered on our national brand, Dignity Memorial®, and other revenue growth initiatives, along with a continued focus on cost management, will provide the framework for sustainable growth over the longer term.

Improving the Infrastructure
Historically, our infrastructure did not allow us to fully realize the inherent efficiencies of our business organization. As a result, we were unable to capitalize on all of the benefits of standardization, technology, and process improvement. Beginning in late 2002 and continuing through 2003, we moved to reduce fixed costs by reformulating our infrastructure. We redesigned our sales organization, improved business and financial processes, and outsourced certain of our accounting functions. In 2003 and continuing through 2004, we implemented a new information system in our field locations. In November 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure while also improving our corporate support system by establishing market support centers.

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

      Externally, we continue to enhance signage and local advertising efforts using the Dignity Memorial® name and logo. Through our national brand we are the sponsor of several nationally recognized community programs. We also have a national advertising and marketing campaign to promote awareness of our brand name throughout North America that focuses on the distinct benefits and values that set Dignity Memorial® apart from other providers.

Growing Our Revenues
We have made significant improvements to our cost structure in the last two years; however, we realize that to achieve sustainable long-term earnings growth, we must also increase our revenues. We believe we can be successful in this regard by developing the Dignity Memorial® brand and focusing on our customers’ concerns and satisfaction.

      Through our Dignity Memorial® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer create a personal experience as well as help them with the administrative and legal challenges that occur when a loved one dies. Some of the exclusive items offered through Dignity Memorial® providers include special rates on airfare, care rentals and hotel accommodations; grief counseling services; a legal services membership; internet memorial archive capabilities through Making Everlasting Memories®, or MeM® (www.mem.com); and the Aftercare® Planner — a comprehensive organization system that helps families manage the many business details that arise after a death occurs. Importantly, these products and services appeal to both burial and cremation consumers.

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

Near-Term Revenue Growth Opportunities
Dignity Memorial® packaged plans. Our national brand name represents a unique set of packaged funeral and cremation plans offered exclusively through our network on an at need and preneed basis. These packages are designed to simplify customer decision-making and include the unique value-added products and services described above that have traditionally been unavailable through funeral service locations. The plans also offer the security of a 100% service guarantee and national transferability of preneed services to any Dignity Memorial® provider in North America. We continue to receive positive feedback from consumers regarding the value of these packages. In addition, when Dignity Memorial® packages are sold, it results in significant incremental revenue and gross profit margin per funeral service compared to non-packaged sales due to the comprehensive product and service offerings these packages provide.

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

Preneed sales. At March 31, 2005, the backlog of revenues associated with unfulfilled preneed contracts sold for funeral and cemetery merchandise and services in North America totaled more than $5 billion. This includes deferred revenues associated with insurance funded contracts which are not included in the Company’s consolidated balance sheet. We believe that the sale of preneed goods and services is a primary driver of maintaining and growing market share. It also provides a level of predictability and stability to our revenues and cash flows. An important advantage of SCI preneed sales for consumers, besides protecting them from having to make important decisions at a difficult time and locking in prices at today’s level, is the ability to transfer preneed contracts to funeral homes and cemeteries throughout our geographically diverse network of properties.

Long-Term Revenue Growth Opportunities
Enhancing cremation opportunities. To grow core revenues and profits, we believe we must capitalize on the opportunities provided by the growing cremation trend. We believe a successful cremation strategy is built on product differentiation, personalization and simplicity. Along with the sale of Dignity Memorial® cremation plans, we are developing new displays to be used in the arrangement process that clearly explain the products and services available to cremation consumers. We also own and operate National Cremation®, which specifically targets the cremation consumer. Within the cemetery segment, we are promoting cremation gardens, which are separate sections located within certain of our cemeteries where cremated remains can be permanently placed and which contain other unique memorialization products.

Developing access to new customers. We believe that SCI has opportunities to grow market share due to its size and geographic diversity. We believe that a national brand name will provide us access to new customers over the long term. We will continue to capitalize on our nationwide network of providers to develop affinity relationships with large groups of individuals to whom we can market our products and services. We are also developing marketing strategies that will target growing segments of the population.

Expanding through acquisition, construction, or franchise. We are targeting expansion through acquisition or construction in the top 150 markets in North America where probable investment returns will exceed our cost of capital. We will focus future growth capital deployment in the major metropolitan markets where there is a large population base. We intend to focus construction efforts on developing combination operations by building funeral homes on our existing cemeteries. Combination operations create synergies between funeral and cemetery functions and provide consumers the convenience of making all arrangements at a single location.

      Over the longer term, the potential for a franchising opportunity exists for further expansion in the smaller markets. In a franchise relationship we could recruit independent funeral providers to join the Dignity Memorial® network and earn fees for a comprehensive range of services that we could provide to the franchisee — all at very little or no capital cost to us.

Focusing on employee development and customer satisfaction. We have developed a comprehensive education strategy in an online campus format called Dignity University™. Dignity University™ features job-focused curriculum for each position in the company. Upon completion of coursework, participants are required to pass examinations to be certified in their individual jobs. Dignity University™ uses a blended approach to learning using a combination of traditional classroom, web-based courses, virtual classroom and on-the-job training for the approximately 19,000 individuals that we employ in North America.

      We have recently partnered with J.D. Power and Associates, one of the world’s premier marketing firms specializing in customer satisfaction, to assist us with better understanding and measuring feedback from our consumers. We launched new customer surveys in March 2005. Our new survey to client families utilizes a combined approach — measuring satisfaction and loyalty and the relationship between the two.

Becoming the preplanning experts. As the Baby Boom generation ages, many are becoming more aware of their own mortality or facing their parents’ approaching need for funeral and burial arrangements. While research indicates high public approval of the pre-planning concept, the percentage of North Americans who have actually completed such arrangements is quite small.

      Historically we have focused on preplanning and prefunding funeral arrangements. Our focus for the long-term is developing a comprehensive marketing strategy to give consumers the opportunity to make the decisions about their funeral and to choose a Dignity Memorial® funeral provider — without paying in advance if they choose not to do so.

Critical Accounting Policies and Accounting Changes
Deferred Selling Costs
Effective January 1, 2005, we changed our method of accounting for direct selling costs incurred related to the acquisition of preneed funeral and preneed cemetery contracts. Prior to this change, we capitalized such direct selling costs and amortized the costs in proportion to the revenue recognized. Under the new method of accounting, we expense these direct selling costs as incurred. We believe the new method is preferable because it better reflects the economics of the business.

      The direct selling costs were capitalized based on deferral rates that we established and varied by preneed funeral contracts and preneed cemetery items, based on the ratio of the direct selling compensation and related fringe costs to preneed funeral and cemetery production. We did not attribute deferred selling costs to each individual contract (or each item in the case of cemetery deferred selling costs). Management believed that using the proportionate method of amortization allowed for a systematic match of costs with related revenues given the relatively homogenous nature of the preneed funeral and preneed cemetery contract items. However, management believes that expensing direct selling costs as incurred is preferable as expensing such costs is consistent with Statement of Position 93-7 “Reporting on Advertising Costs” for similar types of items, given that we do not maintain direct selling costs by individual contract or item.

      Prior to the accounting change, we allocated significant employee resources to accounting for deferred selling costs and did not maintain deferred selling costs at a contract level or item detail in order to exactly amortize the item level costs when the associated revenue was appropriately recognized. We believe that expensing these selling costs as incurred is the preferable method of accounting for the reasons noted above and because it eliminates the burden of maintaining deferred selling cost records.

      Finally, we manage our business based on free cash flow. Management believed that expensing these deferred selling costs was preferable as it better aligns the costs of obtaining the preneed funeral and preneed cemetery contract with the cash outflows associated with obtaining such contracts.

      As of January 1, 2005, we recorded a cumulative effect of $187.5 million, net of tax of $117.4 million. This amount represents the cumulative balance of deferred selling costs recorded on our consolidated balance sheet in Deferred charges and other assets at the time of the accounting change. If we had not changed our method of accounting for direct selling costs as described above, net income for the first quarter of 2005 would have been $2.3 million after tax or $.01 per basic and diluted share higher than currently reported.

      The three months ended March 31, 2004 pro forma amounts in the table below reflect the new policy to expense selling costs as incurred. The effect of the change for the quarter ended March 31, 2004 would have decreased net income from continuing operations before cumulative effects of accounting changes by approximately $2.8 million after tax or $.01 per basic and diluted share.

	Three months ended March 31, 2004
		Deferred selling
	Historical	costs, net (1)	Pro forma
	(Restated)
	note 2
Gross profits:
Funeral	$87,930	$(487)	$87,443
Cemetery	28,383	(3,894)	24,489

	116,313	(4,381)	111,932
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$74,256	$(4,381)	$69,875
Net income (loss)	$31,311	$(2,848)	$28,463

Amounts per common share:
Net income (loss) — basic	$.10	$(.01)	$.09
Net income (loss) — diluted	$.10	$(.01)	$.09

(1)	Represents net deferred selling costs that would have been recognized under the new method of accounting adopted on January 1, 2005.

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

Inventory Costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this statement to have a material impact on our consolidated financial statements, results of operations, financial position, or cash flows.

Tax
In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We are in the process of evaluating whether we will repatriate earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated; therefore, as provided for in FAS 109-2, deferred tax liabilities have not been adjusted. We estimate the range of possible amounts of unremitted earnings under consideration is between $0 and $2,276. If the maximum amount of $2,276 were to be repatriated, we would accrue tax expense of approximately $434.

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for SCI.

      We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to utilize the Black-Scholes option pricing model to measure the fair value of our stock options.

      We expect to adopt SFAS 123R effective January 1, 2006. The Company is currently evaluating the impact that this adoption will have on the Company’s results of operations.

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

      Under the provisions of FIN 46R, we are required to consolidate certain cemeteries and trust assets. Merchandise and service trusts and cemetery perpetual care trusts are considered variable interest entities because the trusts meet the conditions of paragraphs 5(a) and 5(b)(1) of FIN 46R. That is, as a group, the equity investors (if any) do not have sufficient equity at risk and do not have the direct or indirect ability through voting or similar rights to make decisions about the trusts’ activities that have a significant effect on the success of the trusts. FIN 46R requires consolidation of merchandise and service trusts and cemetery perpetual care trusts for which we are the primary beneficiary (i.e., those for which the Company absorbs a majority of the trusts’ expected losses). The Company is the primary beneficiary of a trust whenever a majority of the assets of the trust are attributable to deposits of our customers.

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

      Although FIN 46R requires consolidation of most of the merchandise and service and perpetual care trusts, it does not change the legal relationships among the trusts, SCI and our customers. In the case of merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, we do not have a legal right to the perpetual care trust assets. For these reasons, upon consolidation of the trusts, we recognize non-controlling interests in our financial statements to reflect third party interests in these trusts in accordance with FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (SFAS 150). We classify deposits to merchandise and service trusts as non-controlling liability interests and classifies deposits to cemetery perpetual care trusts as non-controlling equity interests.

      We record cash received from customers, that is payable to the trusts but not yet required to be deposited in the trusts, as restricted cash in Deferred charges and other assets in our consolidated balance sheet. At March 31, 2005, these pending deposits totaled $13.4 million. We continue to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

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

      To the extent the earnings of the trusts are distributed prior to the delivery of merchandise and/or services, a corresponding amount of non-controlling interest is reclassified to deferred revenue until the corresponding revenues are recognized. In the case of merchandise and service trusts, we recognize as revenues amounts previously attributed to non-controlling interests and deferred revenues upon the performance of services and delivery of merchandise, including earnings accumulated in these trusts. In the case of the cemetery perpetual care trusts, distributable earnings are recognized in cemetery revenues to the extent of qualifying cemetery maintenance costs.

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

      Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive income (loss) in our consolidated balance sheet. Using the guidance in EITF Topic D-41,

"Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115” (“Topic D-41”), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on our Accumulated other comprehensive income (loss) is disclosed in note eleven of the consolidated financial statements. However, our Accumulated other comprehensive income (loss) balance on the face of the balance sheet is ultimately not affected by consolidation of the trusts.

      Consolidation of Certain Cemeteries: Prior to December 31, 2003, we operated certain cemeteries in Michigan which we managed but did not own. During our evaluation of FIN 46R, we evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by SCI in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, we receive the majority of the cash flows from these cemeteries. Additionally, we absorb the majority of these cemeteries’ expected losses and receive a majority of the cemeteries’ residual returns. As a result, we determined ourself to be the primary beneficiary of these cemeteries and determined the long-term sales, accounting, and cash management agreement to be a variable interest as defined by FIN 46R. Given the circumstances above, we consolidated such cemeteries at March 31, 2004. We recognized an after tax charge of $13.5 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in our consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on our reported results of operations.

Pension Plans
Effective January 1, 2004, we changed our accounting for gains and losses on our pension plan assets and obligations. We now recognize such gains and losses in our consolidated statement of operations as such gains and losses are incurred. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of our pension plans and recognize gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, we recognized a charge for the cumulative effect of an accounting change of $33.6 million (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, we record net pension expense or income reflecting estimated returns on plan assets and obligations. We will recognize actual gains and losses on plan assets and obligations as actuarial information becomes available upon review of the annual remeasurement.

Results of Operations — Three Months Ended March 31, 2005 and 2004
At December 31, 2004, we restated results for the first three interim periods of 2004. For details relating to this restatement, see note two to the consolidated financial statements. Effective January 1, 2005, we changed our accounting for preneed selling costs. For details surrounding this accounting change, see note four to the consolidated financial statements.

      In the following discussion of results of operations, certain prior period amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial position or cash flows.

      Net loss for the three months ended March 31, 2005, was $156.1 million or $.49 per diluted share compared to net income of $31.3 million or $.10 per diluted share in the same period of 2004. These results included cumulative effects of accounting changes, litigation expenses, gains and losses on dispositions, losses on early extinguishments of debt, income tax benefits, earnings from discontinued operations, and other income and expenses as further described below. Additionally, our former funeral operations in France (which were sold in March 2004) contributed $8.1 million or $.02 of earnings per diluted share in the first three months of 2004.

      Net (loss) income in the periods presented was affected by the following items, which are presented on an after tax basis:

Three Months Ended March 31, 2005:

•	A charge of $187.5 million or $.59 per diluted share for the cumulative effect of the change in accounting related to preneed selling expenses.

•	Net loss on dispositions of $2.7 million or $.02 per diluted share.

•	Net loss on early extinguishment of debt of $0.8 million or less than $.01 per diluted share related to certain purchases of 7.7% notes due April 2009.

•	Other operating expense of $1.0 million or less than $.01 per diluted share.

•	A net loss of $0.7 million or less than $.01 per diluted share from discontinued operations.

Three Months Ended March 31, 2004:

•	A charge of $47.1 million or $.13 per diluted share for the cumulative effects of accounting changes related to the implementation of FIN 46R and changes in pension accounting.

•	Expenses of $22.5 million or $.06 per diluted share related to outstanding litigation matters.

•	Net gain on dispositions of $51.4 million or $.14 per diluted share (including tax benefits realized from the disposition of our French operations and a minority interest in our former United Kingdom company).

•	Interest income on a note receivable from our former United Kingdom company of $2.7 million, or $.01 per diluted share.

•	Other operating income related to our 2004 restatement of $0.2 million, or less than $.01 per share.

•	Net earnings of $0.8 million or less than $.01 per diluted share from discontinued operations.

      The consolidated effective tax rate in the first quarter of 2005 was a provision of 35.0% compared to a benefit of 4.5% in 2004. The tax rate in 2004 was favorably impacted by tax benefits realized from the disposition of our funeral operations in France and the United Kingdom. The tax benefits from dispositions result from differences between book and tax basis and the reversal of tax liabilities that were then recorded as warranty indemnification liabilities.

      The diluted weighted average number of shares decreased to 317.8 million at March 31, 2005 compared to 353.1 million at March 31, 2004. This decrease is mainly due to our share repurchase program which began in the third quarter of 2004. Effective January 1, 2005, we began to contribute cash to fund the Company’s matching contribution to its 401(k) retirement plan and discontinued funding through the issuance of common stock or treasury stock. The Company’s matching cash contribution was previously required to be invested in SCI stock. Effective April 1, 2005, we changed our policy to allow employees the choice to allocate the Company’s matching contributions to a variety of investment options.

Consolidated Funeral Results
Funeral revenues in the three months ended March 31, 2005 declined $118.8 million from 2004 primarily due to a decline of $127.3 million in revenues associated with our French funeral operations, which were sold on March 11, 2004. North America funeral revenue increased $8.2 million primarily as a result of an increase in sales and a $7.1 million increase in revenues from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenues were higher in the first quarter of 2005 than in the first quarter of 2004 primarily due to its involvement with the tsunami disaster that occurred in Asia at the end of 2004.

      Funeral gross profits decreased $10.6 million in the three months ended March 31, 2005 compared to the same period in 2004 primarily as a result of an $11.6 million decline in gross profits related to our former French operations, which were sold in March 2004. North America funeral gross profits increased $1.0 million despite our change in accounting related to deferred selling costs, which had an effect of $0.5 million. This increase in gross profit is primarily related to an increase in volume and an improvement in overhead expenses, partially offset by a decline in GA revenue, and an increase of approximately $7 million of expenses related to Kenyon.

Consolidated Cemetery Results
Cemetery revenues decreased $17.7 million in the three months ended March 31, 2005 compared to the same period of 2004. North America cemetery revenues decreased $18.0 million primarily as a result of less constructed cemetery property revenue and decreases in cemetery preneed production. Cemetery gross profits decreased $7.9 million in the three months ended March 31, 2005 compared to the same period of 2004 and were primarily a result of the decreases in revenues described above, as well as the effect of our change in accounting related to deferred selling costs, which had an effect of $3.9 million.

General and Administrative Expenses
General and administrative expenses were $19.7 million in the three months ended March 31, 2005 compared to $51.0 million in the same period of 2004. We recognized litigation expenses of $35.0 million in the first quarter of 2004. Excluding litigation expenses, general and administrative expenses in the three months ended March 31, 2005 were $19.7 million compared to $16.0 million in the same period of 2004. This increase is the result of increased professional fees of $3.5 million associated with Sarbanes-Oxley compliance and the costs of our funeral and cemetery verification projects. General and administrative expenses excluding litigation expenses is a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it provides a consistent basis for comparison between periods and better reflects the performance of our core operations, as it is not influenced by certain non-recurring expenses.

Other
In the first quarter of 2005, we recognized a net pretax loss on dispositions of $4.0 million associated with certain dispositions in North America. In the first quarter of 2004, we recognized a net pretax gain on dispositions of $34.8 million predominantly related to gains of $12.6 million from the sale of our funeral operations in France and the adjustment of $27.2 million to a note receivable associated with a United Kingdom company to its realizable value. The gains in the first quarter of 2004 were partially offset by net losses associated with the disposition of certain funeral and cemetery businesses in North America.

      Interest expense decreased to $24.7 million in the three months ended March 31, 2005 compared to $32.7 million in the same period of 2004. These declines are consistent with the Company’s decreases in debt.

      Other income was $2.7 million in the three months ended March 31, 2005 compared to $6.4 million in the same period of 2004. The components of other income for the periods presented were as follows:

•	Interest income was $4.1 million and $6.3 million in the first quarters of 2005 and 2004, respectively. Included in the first quarter of 2005 was $2.4 million of interest income from our French operations for preferred equity certificates and convertible preferred equity certificates. The first quarter of 2004 included the receipt of $4.5 million of interest income related to a note receivable collected from a United Kingdom company.

•	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $1.6 million in the first quarter of 2005 and the first quarter of 2004.

•	Surety bond premium costs were $1.0 million in the first quarter of 2005 compared to $1.1 million in the first quarter of 2004.

•	The remaining expense of $2.0 million in the first quarter of 2005 and $0.4 million in the first quarter of 2004 is primarily related to net losses from foreign currency transactions.

Comparable Results of Operations — Three Months Ended March 31, 2005 and 2004
The table below reconciles our actual results to our comparable or “same store” results for the periods ended March 31, 2005 and 2004. We regard “same store” results of operations as analogous to our comparable results of operations. We consider comparable operations as operations that were not acquired or constructed after January 1, 2004 or divested prior to March 31, 2005. Therefore, in the following two periods presented, we are providing results of operations for the same funeral and cemetery locations.

		Activity associated
		with
		acquisition/new	Activity associated
(Dollars in thousands)	Actual	construction	with dispositions	Comparable
2005
North America
Funeral revenue	$313,991	$472	$898	$312,621
Cemetery revenue	128,238	—	(1,084)	129,322

	442,229	472	(186)	441,943
Other foreign
Funeral revenue	3,183	—	—	3,183
Cemetery revenue	7,511	—	82	7,429

	10,694	—	82	10,612
Total revenues	$452,923	$472	$(104)	$452,555

North America
Funeral gross profits	$76,749	$104	$(1,217)	$77,862
Cemetery gross profits	17,974	—	(2,579)	20,553

	94,723	104	(3,796)	98,415
Other foreign
Funeral gross profits	557	—	—	557
Cemetery gross profits	2,507	—	(40)	2,547

	3,064	—	(40)	3,104

Total gross profits	$97,787	$104	$(3,836)	$101,519

		Activity associated
		with
		acquisition/new	Activity associated
(Dollars in thousands)	Actual	construction	with dispositions	Comparable
2004
North America
Funeral revenue	$305,771	$—	$7,129	$298,642

Cemetery revenue	146,240	—	1,656	144,584

	452,011	—	8,785	443,226
Other foreign
Funeral revenue	130,160	—	127,282	2,878
Cemetery revenue	7,251	—	223	7,028

	137,411	—	127,505	9,906

Total revenues	$589,422	$—	$136,290	$453,132

North America
Funeral gross profits	$75,727	$—	$(496)	$76,223
Cemetery gross profits	26,746	—	(9)	26,755

	102,473	—	(505)	102,978
Other foreign
Funeral gross profits	12,203	—	11,572	631
Cemetery gross profits	1,637	—	(28)	1,665

	13,840	—	11,544	2,296

Total gross profits	$116,313	$—	$11,039	$105,274

      Other Foreign revenues and gross profits shown in the preceding tables above are primarily related to our funeral operations in France which were sold in March 2004. Since we did not own these businesses for the quarter ended March 31, 2005, they are not considered comparable or “same store” locations.

      The following table provides the components to calculate our comparable average revenue per funeral service in North America for the three months ended March 31, 2005 and 2004. We calculate average revenue per funeral service as adjusted comparable North America funeral revenue divided by the comparable number of funeral services performed in North America during the applicable period. In the calculation of average revenue per funeral service, General Agency (GA) revenues and Kenyon revenues are excluded from comparable North America funeral revenue to avoid distorting our averages of normal funeral case volume.

(Dollars in millions, except average revenue per
funeral service)	2005	2004
Comparable North America funeral revenue	$312.6	$298.6
Less: GA revenues (1)	6.6	8.0
Kenyon revenues (2)	8.1	1.0

Adjusted Comparable North America funeral revenue	297.9	289.6

Comparable North America funeral services performed	69,842	69,368

North America average revenue per funeral service	$4,264	$4,176

(1)	General Agency (GA) revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon International Emergency Services (Kenyon) is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenues and gross profits associated with Kenyon are subject to significant variation due to the nature of their operations.

Comparable North America Funeral
Comparable North America funeral revenues in the first quarter of 2005 increased $14.0 million or 4.7% from 2004 primarily due to a $7.1 million increase in revenues from Kenyon, increases in funeral volume, an increase in the average revenue per funeral service, partially offset by a decrease in GA revenue.

      The number of funeral services performed increased 0.7% in 2005 compared to the same period in 2004 primarily attributable to increased volumes in February and March related to a late 2005 influenza season. The comparable average revenue per funeral service increased 2.1% in the first quarter of 2005 compared to the prior year period. The first quarter of 2005 represents the nineteenth consecutive quarter that we have reported an increase in our average revenue per funeral service. This consistent growth in average revenue is largely a result of the success of our nationally branded Dignity Memorial® packaged funeral and cremation plan initiative. We have been able to generate increases in the average revenue per funeral despite an increase in the rate of cremation. Of the total comparable funeral services performed in the first quarter of 2005, 40.2% were cremation services versus 39.6% in the same period of 2004.

      Funeral gross profit improved $1.6 million or 2.2%. This improvement is primarily a result of the increase in revenue described above and continued reduction in overhead expenses, partially offset by our change in accounting for deferred selling costs, a decline in GA revenue, and an increase of approximately $7 million of expenses related to Kenyon. In 2004, we deferred and amortized preneed funeral direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed funeral preneed selling costs as incurred in 2004, funeral gross profits in the first quarter of 2004 would have been reduced by approximately $0.5 million.

Comparable North America Cemetery
North America cemetery revenue decreased $15.3 million or 10.6% from the first quarter of 2005 to $129.3 million. This decline is primarily a result of decreases in cemetery preneed production and expected declines in legacy revenues associated with the recognition of constructed property revenues that were sold prior to 2005. This expected reduction is due to our shift in strategy to focus on shortening the time between when property is sold and when it is constructed. This decline in recognized preneed revenue was partially offset by a 19.0% increase in atneed sales of property, merchandise and services.

      Cemetery gross profits decreased 23.2% or $6.2 million in the three months ended March 31, 2005 compared to the same period in 2004. Reductions in overhead costs, selling costs, and maintenance expenses helped to offset the declines in revenue described above as well as increases in costs related to our change in accounting for preneed cemetery direct selling costs. In 2004, we deferred and amortized preneed cemetery direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed cemetery preneed selling costs as incurred in 2004, cemetery gross profits in the first quarter of 2004 would have been reduced by $3.9 million.

      Overhead expenses from our field management, market support centers and corporate office, which are allocated to funeral and cemetery operations in North America, were reduced by $3.9 million or 12.7% in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of continued improvement in management structure and reduction of fixed costs.

Financial Condition, Liquidity and Capital Resources
Overview
Our primary financial objectives are to capitalize on our financial flexibility and to continue generating strong operating cash flows. We believe that we are financially sound and have liquidity to consider opportunities to deploy capital and strategic acquisitions at reasonable market values. During the first quarter of 2005, we continued to invest in our share repurchase program and announced the approval of our Board to reinstate a quarterly dividend. Our current credit ratings of “BB” with Standard and Poor’s (S&P) and “Ba3” with Moody’s Investors Service (Moody’s) provide us with adequate access to obtain funds at a reasonable cost, if necessary. Our financial position continues to improve as demonstrated by the following trend in our cash and debt balances:

(In millions)	March 31,	December 31,
	2005	2004	2003	2002
Total debt	$1,248.1	$1,254.0	$1,701.9	$1,974.4
Cash and cash equivalents	320.5	287.8	239.4	200.6

Total debt less cash and cash equivalents	$927.6	$966.2	$1,462.5	$1,773.8

      Total debt less cash and cash equivalents at March 31, 2005 was $927.6 million, representing the lowest levels in our company since 1992. Total debt has been reduced by over $726.3 million or 36.8% since December 31, 2002. This reduction is a result of strong operating cash flows including the receipt of tax refunds of approximately $130 million, approximately $240 million in proceeds from the issuance of 6.75% notes due April 1, 2016, and a successful asset divestiture and joint venture program that produced over $560 million of net cash proceeds.

Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the first three months of 2005 compared to the same period of 2004 are as follows:

      Operating Activities — Cash flows from operations increased by $39.0 million compared to the first quarter of 2004. The first quarter of 2005 included a $29.0 million unusual tax refund. Included in the first quarter of 2004 was a $20.0 million voluntary cash contribution to our pension plan and $18.3 million in operating cash flows provided by our French operations for the period January 1, 2004 through March 11, 2004. Excluding these items in both periods, cash flows from operations increased $8.3 million or 9.2%.

Cash flows from operating activities that exclude the items above are a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it better reflects the performance of our core operations, as it is not influenced by non-recurring items. Positively affecting cash flow from operations in the first quarter of 2005 compared to the first quarter of 2004 was an approximate $32 million decrease in payroll and bonus payments and an approximate $8 million more in net trust fund withdrawals. Negatively affecting cash flows from operations in the first quarter of 2005 compared to the first quarter of 2004 was $3.9 million of cash outflows for funding the matching contribution of our 401(k) plan with cash, an approximate $6 million increase in cash outflows for professional fees associated with Sarbanes-Oxley compliance and our preneed cemetery backlog verification project, an approximate $7 million increase in operating expenses associated with Kenyon, and an approximate $15 million of other working capital declines primarily associated with increased activity late in the quarter and decreases in accounts receivable collections.

      Investing Activities — Cash flows from investing activities decreased by $157.9 million primarily due to a decrease in proceeds of $266.3 million from sales of international businesses and equity investments. In the first quarter of 2005, we received $21.6 million from the disposition of our Argentina and Uruguay businesses. In the first quarter of 2004, we received $287.9 million from the sale of our French operations. These cash receipts were partially offset by a $112.6 million change in restricted cash primarily related to certain litigation matters in Florida in the first quarter of 2004.

      Capital expenditures increased $2.9 million compared to the first quarter of 2004. Capital expenditures in North America increased $6.0 million due to additional spending on existing facilities, including the renovation of our corporate headquarters as well as new growth initiatives primarily related to cemetery inventory. This was offset by $2.8 million in capital expenditures included in 2004 associated with our French operations that were sold in March of 2004.

      Financing Activities — Cash used for financing activities increased $107.5 million primarily due to the repurchase of Company stock in the first quarter of 2005. During the first quarter of 2005, we repurchased 14.7 million shares of common stock for an aggregate of $103.5 million. Between April 1, 2005 and May 16, 2005, we purchased an additional 5.5 million shares for $39.6 million. As of May 16, 2005, the remaining dollar value of shares that may be purchased under our share repurchase programs was approximately $46.6 million. The remaining increase is due to $7.7 million in early extinguishment of debt in 2005, partially offset by a $3.9 million decrease in scheduled debt payments in the first quarter of 2005 compared to the first quarter of 2004.

Liquidity
We believe we have sufficient cash and cash equivalents and a strong trend of operating cash flows. This liquidity affords us the opportunity to consider opportunities to deploy capital strategic acquisitions at reasonable prices and other considerations.

      As of March 31, 2005, our cash balance was $320.5 million. We also have a $200 million credit facility that was executed in August 2004. We have no cash borrowings under this credit facility, but have used it to support $62.0 million of letters of credit as of March 31, 2005. We believe these resources are adequate to meet our near and intermediate term debt obligations, planned capital expenditures and other cash requirements, as well as to have funds available for future growth.

      We expect to generate cash flows in the next several years above our operating and financing needs. We currently have approximately $238.9 million in debt maturing during the remainder of 2005 and 2006. We believe that this financial flexibility coupled with our liquidity allows us to consider investments or capital structure related transactions that will enhance shareholder value. We will continue to evaluate internal opportunities such as construction of new funeral homes and development of high-end cemetery inventory. We expect to make acquisitions, if such acquisitions are available at reasonable market prices.

      In February 2005, the Board of Directors authorized an additional $100 million for our share repurchase program for an aggregate of $300 million. From August 2004 through May 16, 2005, we repurchased approximately 36.9 million shares at a total cost of approximately $253.4 million leaving approximately $46.6 million for additional repurchases. We plan to continue to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions.

      In the first quarter of 2005, we announced the reinstatement of a quarterly dividend of $.025 per share. The first disbursement of this dividend paid in April of 2005 totaled $7.7 million.

      We expect to receive approximately $43.0 million in the second and third quarters of 2005 related to the collection of our note receivable resulting from the sale of our funeral operation in France in March 2004 and the redemption of other various preferred equity instruments. As of May 10, 2005, we have received EUR 27.3 million, or approximately $35.0 million of the expected $43.0 million, from this transaction. For more details related to this transaction, see note twelve to the consolidated financial statements.

      We are continuing our program to divest of our operations outside of North America. In the first quarter of 2005, we sold our operations in Argentina and Uruguay for net cash proceeds of $21.6 million. We currently own funeral businesses in Germany and Singapore and cemetery businesses in Chile that we will look to exit when market values and economic conditions are conducive to a sale; however these businesses are not currently being held for sale. In addition, our improved financial condition and credit profile have allowed us to receive cash collateral previously pledged in connection with various commercial commitments. During the first quarter of 2005, we received $9.3 million of such collateral. As of March 31, 2005, we have no cash pledged as collateral with surety companies.

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

      The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on our consolidated balance sheet. However, when customers enter into a trust funded preneed contract, we record an asset, Preneed funeral receivables and trust investments and a corresponding obligation, Deferred preneed funeral revenues in our consolidated balance sheet for the contract price. The preneed funeral receivable is then decreased by the cash received from the customer at the time of sale. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. When we receive payments on a trust funded preneed funeral contract from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. While some customers may pay for their contract in a single payment, most trust funded preneed funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive, on average, a down payment at the time of sale of approximately 10%. Historically, the majority of our trust funded preneed funeral contracts have not included a finance charge. However, we began test marketing of a finance charge for these contracts during the fourth quarter of 2004. We plan a phased roll-out during 2005 to the states where such finance charges are allowed on trust funded preneed funeral trust contracts.

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

      The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of the revised Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R), the preneed funeral trust assets have been consolidated and are recorded in our consolidated balance sheet at market value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Investment earnings on trust assets are generally accumulated in the trust and distributed as each preneed contract is either utilized upon the death of, or cancelled by, the customer. However, in certain states, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date. See the Critical Accounting Policies and Accounting Changes of this section of this Form 10-Q for additional information regarding the implementation of FIN 46R.

      Prior to January 1, 2005, direct selling costs incurred pursuant to the sales of trust funded preneed funeral contracts were deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs were expensed in proportion to the corresponding trust funded preneed funeral contract revenues when recognized. Other selling costs associated with the sales and marketing of preneed funeral contracts (e.g., lead procurements costs, brochures and marketing materials, advertising and administrative costs) were expensed as incurred. An allowance for cancellation was recorded for trust funded preneed funeral contract deferred selling costs based on historical contract cancellation experience.

      Beginning January 1, 2005, we have made an accounting change to expense all direct selling costs as incurred with the sales of preneed funeral contracts. See Critical Accounting Policies and Accounting Changes in this section of this Form 10-Q for additional information regarding this change in accounting for selling costs.

      If a customer cancels the trust funded preneed funeral contract, applicable law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited on behalf of the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at March 31, 2005 and December 31, 2004.

      The cash flow activity over the life of a trust funded preneed funeral contract from the date of sale to its death maturity or cancellation is captured in the line items Net effect of preneed funeral production and maturities and Net income (loss) in the consolidated statement of cash flows. While the contract is outstanding, cash flow is provided by the amount retained from funds collected from the customer and any distributed investment earnings. Prior to January 1, 2005, this was reduced by the payment of trust funded preneed funeral selling costs and the effect of amortizing trust funded preneed funeral deferred selling costs was reflected in Depreciation and amortization in the consolidated statement of cash flows. Effective January 1, 2005, the payment of direct selling expenses associated with trust funded preneed funeral contracts is reflected in the consolidated statement of cash flows as cash flows from operating activities in the line item Net income (loss). At the time of death maturity, we receive the principal and undistributed investment earnings from the trust and any remaining receivable due from the customer. This cash flow at the time of service is generally less than the revenue recognized, thus creating a negative effect on working capital cash flow from operating activities.

      In certain situations pursuant to applicable laws, we can post a surety bond as financial assurance for an amount that would otherwise be required to be deposited in trust accounts for trust funded preneed funeral contracts. See the Financial Assurances section within this Preneed Funeral and Cemetery Activities section for further details on our practice of posting such surety bonds. We believe the deferred revenues associated with preneed funeral bonded contracts exceed the expected cost of meeting our obligations to provide funeral services and merchandise for the outstanding preneed funeral bonded contracts, and our future operating cash flows will be sufficient to fulfill these contracts without use of the surety bonds. If the expected costs were to exceed the deferred revenues, we would be required to record a loss provision in our consolidated statements of operations.

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

      The cash flow activity over the life of a preneed funeral contract that has been bonded from the date of sale to its death maturity or cancellation is captured in the line items Net effect of preneed funeral production and maturities and Net income (loss) in the consolidated statement of cash flows. The payments received from our customers for their trust funded preneed funeral contracts that have been bonded are a source of working capital cash flow from operating activities until the contracts mature. When a trust funded preneed funeral contract that has been bonded matures upon the death of the beneficiary, there is no additional cash flow to us unless the customer owed an outstanding balance, thus creating a negative effect on the cash flow from operating activities. Refunds on customer cancellations of bonded contracts are also a reduction of working capital from operating activities reflected in the line item Net effect of preneed funeral production and maturities. Effective January 1, 2005, the payments of direct selling costs are included in the line item Net income (loss). Prior to January 1, 2005, the payment of direct selling costs was included in the line item Net effect of preneed funeral production and maturities and the effect of amortizing the deferred selling costs was reflected in Depreciation and amortization. The premiums paid to the surety companies for the bond coverage are reflected in the line item Net income (loss) as a use of working capital.

      Insurance Funded Preneed Funeral Contracts: Where permitted, customers arrange their funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission for being the general agent for the insurance company. The policy amount of the insurance contract between the customer and the third party insurance company generally equals the amount of the preneed funeral contract. However, we do not reflect the unfulfilled insurance funded preneed funeral contract amounts in our consolidated balance sheet, as these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements”.

      The third party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of the preneed sale. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. Approximately 63% of our 2005 North America preneed funeral production is insurance funded preneed funeral contracts.

      We receive general agency (GA) commissions from third party insurance companies when customers purchase insurance contracts from such third party insurance companies to fund funeral services and merchandise at a future date. These general agency commissions are based on a percentage per contract sold (typically ranging between 11% and 16%) and are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed. GA commissions totaled $6.6 million and $8.0 million in the first quarter of 2005 and 2004, respectively. Direct selling costs incurred pursuant to the sale of insurance funded preneed funeral contracts are expensed as incurred.

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

      Because insurance funded preneed funeral contracts are not reflected in our consolidated balance sheet, the cash flow activity associated with these contracts generally occurs only at the time of sale and at death maturity or cancellation and is recorded as cash flows from operating activities within our funeral segment. At the time of sale, the GA revenues and overrides received net of the direct selling costs provide a net source of cash flow. If the cancellation occurs within the one year following the date of sale, our cash flow is reduced by the charge-back of GA revenues and overrides. When the funeral service is performed at death maturity, atneed funeral revenues and related accounts receivable are recorded for the services and merchandise included on the insurance funded preneed contracts, the increasing death benefit associated with the insurance policy, and any additional items purchased by the family. Proceeds from the insurance policies are applied to satisfy the receivables due and any remaining funds due are collected from the family. The insurance proceeds (which include the increasing death benefit of approximately 1% per year) less the funds used to provide the funeral goods and services provide a net source of cash flow. There is no guarantee that the increasing insurance benefit will cover future increases in the cost of providing a price guaranteed funeral service, which could materially adversely affect our future cash flows, revenues, and profit margins.

      The table below details the North America results of trust and insurance funded preneed funeral production for the three months ended March 31, 2005 and 2004, the total selling costs incurred to obtain the preneed arrangements and the net selling activity associated with insurance funded preneed arrangements included in our consolidated statement of operations. Total selling costs incurred to obtain the preneed arrangements include compensation and associated fringe benefits, facility expense, advertising and lead procurement costs, sales supplies expense, and other associated costs. The decline in GA revenue is a result of a shift in product mix from whole life policies to flex insurance policies (including trust insurance option contracts that are classified as trust funded contracts), for which we earn a lower commission rate. The increase in direct expenses is the result of higher fringe benefits expenses and shifts in the product mix by counselor between trust and insurance and a refinement of our allocation of selling costs between the funeral and cemetery segment subsequent to March 31, 2004. This reallocation resulted in an increase of selling costs attributed to insurance funded preneed funeral selling activity. Additionally, the table reflects revenues recognized in the consolidated statement of operations associated with death maturities of preneed funeral contracts for the three months ended March 31, 2005 and 2004.

	North America
	Funeral
	Three months ended
	March 31,
(In millions)	2005	2004
Preneed Production:
Trust (including bonded)	$32.1	$26.6
Insurance (1)	54.5	64.4

Total	$86.6	$91.0

Total selling costs	$19.1	$19.5

Insurance funded preneed funeral selling activity:
GA revenue	$6.6	$8.0
Direct expenses	6.2	5.2

Net activity	$0.4	$2.8

Death Maturity:
Previous preneed production included in current period revenues:
Trust (including bonded)	$40.6	$40.9
Insurance	53.7	55.0

	$94.3	$95.9

      (1) Amounts are not included in the consolidated balance sheet.

      The following table reflects the North America backlog of trust funded deferred preneed funeral contract revenues (including amounts related to Non-controlling interest in funeral and cemetery trusts) at March 31, 2005 and December 31, 2004. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of preneed funeral contract revenues at March 31, 2005 and December 31, 2004. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity.

      The table also reflects the North America trust funded preneed funeral receivables and trust investments (investments at market and cost basis) associated with the backlog of trust funded deferred preneed funeral contract revenues, net of an estimated cancellation allowance. The cost and market values associated with funeral trust investments included in the assets associated with the backlog of trust funded deferred preneed funeral revenues at March 31, 2005 and December 31, 2004 are computed as follows. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Market reflects the fair market value of securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The market value of funeral trust investments was based primarily on quoted market prices at March 31, 2005 and December 31, 2004. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting and the amounts collected from customers that were not required to be deposited to trust. The table also reflects the amounts expected to be received from insurance companies from the assignment of policy proceeds related to insurance funded contracts.

	North America
	Funeral
	March 31, 2005		December 31, 2004
	Market	Cost	Market	Cost
Backlog of trust funded deferred preneed funeral revenues (1)	$1,442.5	$1,441.1	$1,463.8	$1,428.9
Backlog of insurance funded preneed funeral revenues (2)	$2,211.6	$2,211.6	$2,202.6	$2,202.6

Total backlog of preneed funeral revenues (including bonded)	$3,654.1	$3,652.7	$3,666.4	$3,631.5

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,137.1	$1,135.7	$1,162.6	$1,127.4
Insurance policies associated with insurance funded deferred preneed funeral revenues, net of estimated allowance for cancellation (2)	$2,211.6	$2,211.6	$2,202.6	$2,202.6

Total assets associated with backlog of preneed funeral revenues	$3,348.7	$3,347.3	$3,365.2	$3,330.0

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated cancellation allowance.

(2)	Insurance funded preneed funeral contracts are not included in the consolidated balance sheet.

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

      As a result of our 2003 restatement and other events including the implementation of Section 404 of the Sarbanes-Oxley Act and the implementation of the new point-of-sale system, we began a process to examine all cemetery contracts in our deferred preneed cemetery contract balance to ensure that revenue was recognized in the appropriate period (when merchandise and services were delivered). As of May 2, 2005, we have completed our reconciliation procedures for our cemetery contracts and our results indicated no significant fluctuations from our expectations. Therefore, no adjustment in the first quarter was required.

      Prior to January 1, 2005, direct selling costs incurred pursuant to the sales of preneed cemetery contracts were deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs were expensed in proportion to the corresponding revenues when recognized. Other selling costs associated with the sales and marketing of preneed cemetery contracts (e.g., lead procurements costs, brochures and marketing materials, advertising and administrative costs) were expensed as incurred. An allowance for cancellation was recorded for cemetery deferred selling costs based on historical contract cancellation experience.

      Beginning January 1, 2005, we made an accounting change to expense all direct selling costs as incurred with the sales of preneed cemetery contracts. See Critical Accounting Policies and Accounting Changes in Item 2 in this Form 10-Q for additional information regarding this change in accounting for selling costs.

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

      The cash flow activity from the date of sale of a preneed cemetery contract (origination) to the date of the recognition of the deferred revenue upon its delivery or cancellation (maturity) is reported in the Net effect of cemetery production and deliveries and Net income (loss) line items in the consolidated statement of cash flows. Net effect of preneed cemetery production and deliveries is affected by cash flows provided by the amount retained from funds collected from the customer and distributed trust earnings. Prior to January 1, 2005, this was reduced by the use of funds for the payment of trust funded preneed cemetery selling costs when the preneed cemetery contracts were originated.

      The table below details the North America results of total cemetery sales production for the three months ended March 31, 2005 and 2004. Additionally, the table reflects previously deferred revenues recognized in the consolidated statements of operations associated with deliveries/services of cemetery contract items for the three months ended March 31, 2005 and 2004.

	North America
	Cemetery
	Three months ended
	March 31,
(In millions)	2005	2004
		(Restated)
Deferral:
Total preneed cemetery production	$74.4	$85.4
Total atneed cemetery production	54.8	47.7

Total cemetery sales production	129.2	133.1

Total selling costs	$24.4	$33.6

Recognition:
Previously deferred revenue included in current period revenues	$42.4	$53.9

      Subsequent to March 31, 2004, we refined our allocation of selling costs between the funeral and cemetery segments. This reallocation resulted in a decrease of selling costs to our cemetery segment.

      The following table reflects the total North America backlog of Deferred cemetery contract revenues (including amounts related to Non-controlling interests in funeral and cemetery trusts) included in our consolidated balance sheet at March 31, 2005 and December 31, 2004. The backlog amount presented is reduced by an amount that we believe will cancel before maturity.

	North America
	Cemetery
	2005		2004
	Market	Cost	Market	Cost
Backlog of deferred cemetery revenues (including bonded) (1)	$1,665.8	$1,630.1	$1,675.5	$1,593.0

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,210.2	$1,179.3	$1,239.9	$1,173.3

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated cancellation allowance.

Financial Assurances
In support of operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities is described below. The increase in preneed surety bonds for cemetery is primarily a result of the periodic review performed to adjust the bonds to cover the increased costs for liabilities associated with sales in prior years. We expect this number to decline in subsequent years as merchandise and services related to bonded contracts in Florida are delivered or performed (see further discussion related to Florida bonding below).

	March 31,	December 31,
(In millions)	2005	2004
Preneed funeral	$137.0	$146.7
Preneed cemetery:
Merchandise and services	193.2	186.7
Preconstruction	8.7	8.3

Bonds supporting preneed funeral and cemetery obligations	338.9	341.7

Bonds supporting preneed business permits	5.0	5.3
Other bonds	5.6	5.5

Total surety bonds outstanding	$349.5	$352.5

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

      The applicable Florida law that allows posting of surety bonds for preneed contracts expired December 31, 2004; however, it allows for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. On February 1, 2004, we elected to begin trusting as a financial assurance mechanism in Florida, rather than surety bonding, on new Florida sales of preneed funeral and cemetery merchandise and services. Our net trust deposits required in 2004 for these two months of new Florida sales were $1.2 million, while our net trust deposits required in 2005 for new Florida sales were $4.0 million. The net deposits in the first quarter of 2004 only represented one month of cash receipts on one month of new sales, as deposits in Florida are made in the month following receipt of the cash. The net deposits in the first quarter of 2005 include amounts required for three months of receipts on all installment sales since we elected to begin trusting in February 2004, offset by the withdrawals for contracts delivered or cancelled.

Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense and negative currency translation effects.

•	The outcomes of pending lawsuits and proceedings against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Amounts payable by us with respect to our outstanding legal matters exceeding our established reserves.

•	We maintain accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to successfully implement our strategic plan related to producing operating improvements and strong cash flows.

•	Our ability to successfully implement our plan to reduce costs and increase cash flows associated with significant changes being made to our organization structure, process and quality of our sales efforts.

•	Changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully complete our ongoing process improvement projects, particularly related to the implementation of new processes and internal controls.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully exploit our substantial purchasing power with certain of our vendors.

•	The outcome of a pending Internal Revenue Service audit.

•	The effectiveness of our internal controls over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain a favorable attestation report of our auditors regarding our assessment of our internal controls.

For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2004 Annual Report on Form 10-K, as amended. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our current report on Form 10-K, as amended, for the year ended December 31, 2004. At March 31, 2005 and December 31, 2004, less than 1% of our net assets related to our equity investment in France after consummation of a joint venture transaction. There have been no other material changes to the disclosure on this matter made in such amended Form 10-K.

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

      As of March 31, 2005, the above derivative instruments had expired with the sale of France and the receipt of the proceeds from the United Kingdom. We were not a party to any derivative transactions at March 31, 2005.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, such officers concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:

•	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004, as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004, as well as an adjustment to the fourth quarter 2004 and first quarter of 2005 financial statements. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency resulted in the restatement of the Company’s quarterly financial data for the first three quarters of 2004, as well as an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by local management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point-of-sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in any adjustments to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the accuracy, completeness and safeguarding of cash receipts. Specifically, individual cash receipt documentation is not consistently prepared for all cash or check payments made by the customer, daily reconciliations of cash are not consistently reviewed by location personnel and customer payments are not consistently secured at all times prior to deposit. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in misappropriation of company assets and a misstatement of cash and accounts receivable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the outstanding account balances at period-end to ensure appropriate follow up is performed or write-off of account balance is performed. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of accounts receivable and revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the review of cash disbursements at the funeral and cemetery locations. Specifically, the Company did not maintain effective controls over the review by location management of disbursements made at those locations and by the corporate office in Houston on behalf of such locations in order to verify that all expenditures are accurate and reasonable. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are erroneous or not for legitimate business purposes or could result in a misstatement of accounts payable or expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

•	The Company did not maintain effective controls over the existence, completeness and accuracy of merchandise inventory. Specifically, the Company did not maintain effective controls over physical inventory counts at the funeral and cemetery locations. Inventory count sheets were not signed by individuals who performed and verified the counts. Also, in some instances, inventory

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

      Because of these material weaknesses, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework issued by the COSO. The above described material weaknesses continue to exist as of March 31, 2005.

Status of Plan for Remediation
Management, with the oversight of the Audit Committee, has been aggressively addressing all of the above deficiencies and is committed to effectively remediating known weaknesses in our internal control over financial reporting and disclosure controls and procedures as expeditiously as possible. We have devoted significant time and resources to remediate the deficiencies identified.

      We previously initiated projects to reconcile our preneed backlog detailed records to trust assets and corresponding liabilities. These reconciliation projects involved verifying the contract details for the individual preneed funeral trust contracts and undelivered cemetery contracts in our detail accounting system records against the manual contract files in the individual funeral homes and cemeteries. We then reconciled the adjusted detail accounting system records to the general ledger balances and recorded any required adjustments. For the related trust assets, we reconciled the contract detail balances to the related trustee bank statements and the general ledger balances. We have completed the reconciliation projects as of May 2, 2005. We have further strengthened these internal controls and procedures in 2004 and 2005 through Company-wide remediation efforts.

      The Company is currently developing control procedures to ensure lease payments and related asset depreciation are expensed in accordance with generally accepted accounting principles. We expect these procedures to be completed during 2005.

      We currently rely on processes that are heavily dependent on manual and detective controls and on human intervention at our funeral and cemetery locations. Many of the funeral and cemetery location controls are widely dispersed across the Company’s network of approximately 1,600 locations making it very difficult to achieve a consistently high level of precision. In May 2005 we implemented the following additional redundant, compensating and monitoring controls at a consolidated level to monitor the control activities performed at the funeral and cemetery locations.

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

      We believe our consolidated financial statements present fairly the financial position of the Company and do not contain any material misstatements. The above described material weaknesses in internal control over financial reporting if left unremediated increase the likelihood of misstatements occurring in future periods and not being detected in a timely manner.

Changes in Internal Control Over Financial Reporting
The component of the material weakness noted above related to the reconciliation of cemetery deferred selling costs is no longer applicable due to the Company’s change in accounting for direct selling costs effective January 1, 2005 whereby all deferred selling costs were expensed as a change in accounting and all future direct selling costs are expensed when incurred, eliminating the requirement to reconcile deferred selling costs. Please see note four to the Company’s interim consolidated financial statements for more information related to this accounting change. Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in note nine to the unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 1999, we suspended payment of regular quarterly cash dividends on our outstanding common stock in order to focus on improving cash flow and reducing existing debt. On February 10, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of $.025 per common share. The first dividend totaling $7.7 million was paid on April 29, 2005 to shareholders of record at April 15, 2005. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by the Board of Directors of SCI each quarter after its review of our financial performance.

      On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. On November 10, 2004 and February 10, 2005, we announced two increases in the share repurchase program each authorizing the investment of up to an additional $100 million to repurchase our common stock for an aggregate of $300 million. Pursuant to the program, we have repurchased shares of our common stock as set forth in the table below. As of March 31, 2005, the purchases totaled $213.8 million.

	Issuer purchases of equity securities
	(a)	(b)	(c)	(d)
			Total number
			of shares	Dollar value of
	Total		purchased as	shares that may
	number of	Average	part of publicly	yet be purchased
	shares	price paid	announced	under the
Period	purchased	per share	programs	programs
January 1, 2005 — January 31, 2005	10,863,863	$7.00	10,863,863	$13,483,247
February 1, 2005 — February 28, 2005	3,623,200	$7.18	3,623,200	$87,380,214
March 1, 2005 — March 31, 2005	163,000	$7.39	163,000	$86,171,928

	14,650,063	$7.05	14,650,063	$86,171,928

      From April 1, 2005 to May 16, 2005, we repurchased 5.5 million shares for a total cost of $39.6 million. As of May 16, 2005, the remaining dollar value of shares that may yet be purchased under our share repurchase programs was approximately $46.6 million.

Item 6. Exhibits

10.1	Agreement and First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Amegy Bank, National Association and Merrill Lynch Capital Corporation, as Co-Documentation Agents, and JPMorgan Chase Banks National Association, as Administrative Agent.

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2005 and 2004.

18.1	Preferability letter from Independent Accountants (PricewaterhouseCoopers LLP) regarding change in accounting principle.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 16, 2005	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey E. Curtiss
Jeffrey E. Curtiss
Senior Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits	Description of Exhibits

10.1	Agreement and First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Amegy Bank, National Association and Merrill Lynch Capital Corporation, as Co-Documentation Agents, and JPMorgan Chase Banks National Association, as Administrative Agent.

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2005 and 2004.

18.1	Preferability letter from Independent Accountants (PricewaterhouseCoopers LLP) regarding change in accounting principle.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.