Form 10-K/A
period 2004-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2005-10-27
CIK 89089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1488375 (I.R.S. employer identification no.)

1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code: 713/522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1 par value) Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☑ No ☐
     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $2,070,760,397 based upon a closing market price of $7.37 on June 30, 2004 of a share of common stock as reported on the New York Stock Exchange — Composite Transactions Tape.
     The number of shares outstanding of the registrant’s common stock as of March 7, 2005 was 309,972,343 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2005 Annual Meeting of Shareholders (Part III)

Explanatory Note:
The Company has amended and restated its 2004 Form 10-K/A (Amendment No. 1) filed April 7, 2005 to restate its consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. In addition, the Company has restated its selected financial data as of December 31, 2002, 2001 and 2000, and for each of the two years in the period ended December 31, 2001, as included in Item 6. Selected Financial Data. The Company has also restated its unaudited quarterly financial data for each of the interim periods of 2004 and 2003, as included in Note twenty-two of the consolidated financial statements. Included in this Form 10-K/A (Amendment No. 2) are certain adjustments to correct errors related to (1) the Company’s recognition of income related to its preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, and (3) the computation of gains and losses on certain asset divestiture activities, including the write-off of certain covenant-not-to-compete agreements which should have been recognized in the Company’s 2002 consolidated financial statements. All applicable amounts relating to this restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-K/A (Amendment No. 2). This Form 10-K/A (Amendment No. 2) includes amounts related to the Company’s prior restatement of its consolidated financial statements and financial statement schedule which was contained in the Company’s 2004 Form 10-K filing, as amended on April 7, 2005 (Amendment No. 1).

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
     During the first quarter of 2004, we sold our funeral operations in France and subsequently purchased a 25% equity interest in the acquiring entity. We sold our minority interest investment in our United Kingdom operations in the second quarter of 2004. For additional information regarding these transactions, see note twenty to the consolidated financial statements in Item 8 of this amended Form 10-K/A. During the first quarter of 2005, we disposed of our operations in Argentina and Uruguay, which were accounted for as discontinued operations at December 31, 2004. See note twenty-one to the consolidated financial statements in Item 8 of this amended Form 10-K/A for additional information related to discontinued operations.
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
Funeral and Cemetery Operations
General
     The funeral and cemetery operations consist of our funeral service locations, cemeteries, crematoria and related businesses. In 2004, our operations were organized into a North America division, which represents the United States and Canada, a European division primarily consisting of operations in France and Germany and an Other Foreign division relating to operations in South America and Singapore. See note seventeen to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2) for financial information about our business segments.
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
     In addition to selling products and services to client families at the time of need, we also sell preneed funeral services in most of our service markets. A preneed funeral arrangement is a means through which a customer agrees to the terms of a funeral to be performed in the future. All or a portion of the funds collected from preneed funeral contracts are placed into trust accounts, pursuant to applicable law. Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funerals. In certain situations and pursuant to applicable laws, we will post a surety bond as financial assurance for a certain amount of the preneed funeral contract in lieu of placing certain funds in trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this amended Form 10-K/A for further details on our practice of posting such surety bonds. For additional information regarding preneed funeral activities, see the Preneed Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in Item 7 and notes three, four and five to the consolidated financial statements in Item 8 of this amended Form 10-K/A.

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
     Cemetery sales are often made on a preneed basis pursuant to installment contracts providing for monthly payments. A portion of the proceeds from cemetery contracts is generally required by law to be paid into perpetual care trust funds. Earnings from perpetual care trust funds are used to defray the maintenance costs of cemeteries. Additionally, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by various state laws to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. In certain situations and pursuant to applicable laws, we will post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing certain funds into trust accounts. See the Financial Assurances section included in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K/A (Amendment No. 2) for further details on the practice of posting such surety bonds. For additional information regarding cemetery preneed activities, see the Preneed Funeral and Cemetery Activities section in Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K/A (Amendment No. 2) and notes three, four and six to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
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

     At December 31, 2004, we owned approximately 82% of the real estate and buildings used by our 1,216 funeral service locations, 400 cemeteries and 145 crematoria, and 18% of such facilities were leased. In addition, we leased two aircraft pursuant to cancelable operating leases. At December 31, 2004, we operated 6,066 vehicles, of which 15% were owned and 85% were leased. For additional information regarding leases, see the Contractual, Commercial and Contingent Commitments section in Financial Condition, Liquidity and Capital Resources in Item 7 and note fourteen to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
     At December 31, 2004, our 400 cemeteries contained a total of approximately 28,563 acres, of which approximately 57% was developed.
     The specialized nature of our businesses requires that our facilities be well-maintained and kept in good condition and we believe that these standards are being met.
     The following table provides the number of SCI funeral homes and cemeteries by state and country as of December 31, 2004:

	Number of	Number of
Country	funeral homes	cemeteries
United States
Alabama	31	16
Alaska	7	2
Arizona	27	10
Arkansas	8	5
California	110	35
Colorado	29	11
Connecticut	17	0
District of Columbia	1	0
Florida	124	43
Georgia	24	12
Hawaii	2	2
Illinois	57	17
Indiana	25	9
Iowa	7	4
Kansas	9	4
Kentucky	16	5
Louisiana	27	5
Maine	17	0
Maryland	13	11
Massachusetts	31	0
Michigan	17	12
Minnesota	7	4
Mississippi	11	2
Missouri	25	8
Nebraska	4	0
New Hampshire	3	0
New Jersey	23	0
New Mexico	5	1
New York	62	0
North Carolina	28	15
Ohio	18	14
Oklahoma	15	8
Oregon	24	12
Pennsylvania	17	25
Rhode Island	1	0
South Carolina	2	4
South Dakota	2	0
Tennessee	20	12
Texas	132	45
Utah	5	3
Vermont	1	0
Virginia	17	12
Washington	23	9
West Virginia	4	6
Wisconsin	12	0

	Number of	Number of
Country	funeral homes	cemeteries
Canada
Alberta	15	1
British Columbia	23	5
New Brunswick	5	0
Nova Scotia	5	0
Ontario	29	0
Quebec	49	0
Saskatchawan	4	1

Argentina	5 (1)	5	(1)
Chile	0	3
Germany	17	0
Singapore	4	0
Uruguay	0	2	(1)

Total	1,216	400

(1)	These businesses were sold in February 2005.
ITEM 3. Legal Proceedings.
     Information regarding legal proceedings is set forth in note fourteen to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
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

			Year First
			Became
Officer Name	Age	Position	Officer(1)
R. L. Waltrip	74	Chairman of the Board	1962
Thomas L. Ryan	39	President and Chief Executive Officer	1999
Michael R. Webb	46	Executive Vice President and Chief Operating Officer	1998
Jeffrey E. Curtiss	56	Senior Vice President Chief Financial Officer and Treasurer	2000
J. Daniel Garrison	53	Senior Vice President Operations Support	1998
Stephen M. Mack	53	Senior Vice President Middle Market Operations	1998
James M. Shelger	55	Senior Vice President General Counsel and Secretary	1987
Christopher H. Cruger	30	Vice President Business Development	2005
W. Cardon Gerner	50	Vice President Accounting	1999
Jane Jones	49	Vice President Human Resources	2005
Albert R. Lohse	44	Vice President Corporate Governance	2004
Elisabeth G. Nash	44	Vice President Continuous Process Improvement	2004
Donald R. Robinson	47	Vice President Supply Chain Management	2005
Eric D. Tanzberger	36	Vice President and Corporate Controller	2000
Sumner J. Waring, III	36	Vice President Major Market Operations	2002

(1)	Indicates the year a person was first elected as an officer although there were subsequent periods when certain persons ceased being officers of the Company.

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

	Issuer purchases of equity securities
	(a)	(b)	(c)	(d)
			Total number	Dollar value of
			of shares	shares that
	Total		purchased as	may yet be
	number of	Average	part of publicly	purchased
	shares	price paid	announced	under the
Period	purchased	per share	programs	programs
October 1, 2004 – October 31, 2004	3,908,400	$6.3029	3,908,400	$40,554,201
November 1, 2004 – November 30, 2004	1,130,760	$6.8384	1,130,760	$132,821,585
December 1, 2004 – December 31, 2004	6,074,712	$7.0916	6,074,712	$89,741,915

	11,113,872	$6.7885	11,113,872	$89,741,915

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
ITEM 6. Selected Financial Data.
     The table below contains selected consolidated financial data for the years ended December 31, 2000 through December 31, 2004. We have amended and restated herein our previously filed 2004 Form 10-K/A (Amendment No. 1) filed on April 7, 2005 to correct errors related to (1) the recognition of income related to preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, and (3) the computation of gains and losses on certain asset divestiture activities, including the write-off of certain covenant-not-to-compete agreements which should have been recognized in the Company’s 2002 consolidated financial statements. In connection with this restatement, we restated our previously reported financial statements and selected financial data for each of the five fiscal years ended December 31, 2004. All applicable amounts related to these restatements are reflected in the selected consolidated financial data below. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes two and twenty-two to the consolidated financial statements in Item 8 of Form 10-K/A (Amendment No. 2) for details of these restatements. The statement of operations data also includes reclassifications of certain other items to conform to current period presentations with no impact on net income or financial position. In the second quarter of 2004, we committed to a plan to divest our existing funeral and cemetery operations in Argentina and Uruguay. Subsequent to December 31, 2004, we sold our businesses in Argentina and Uruguay. These operations are classified as discontinued operations for all periods presented. In the first quarter of 2004, we changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities of the Company. Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts for all periods presented. The data set forth should be read in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included in this Form 10-K/A (Amendment No. 2). This historical information is not necessarily indicative of the results to be expected in the future.
     In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the pronouncement, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS 142, we recognized a non-cash charge in 2002 reflected as a cumulative effect of accounting change of $135.6 million, net of applicable taxes, related to the impairment of goodwill in our North America cemetery reporting unit. For more information regarding goodwill, see note nine to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
     In 2000, we implemented Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). As a result of this implementation, we changed certain of our accounting policies regarding preneed sales activities. We recorded the charge as a cumulative effect of accounting change of $870.4 million (as restated), net of applicable taxes, as of January 1, 2000.
Selected Consolidated Financial Information

	Year ended December 31,
(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Selected Consolidated Statements of Operations Data:

Revenue	$1,860.9	$2,338.1	$2,310.9	$2,489.1	$2,571.6
Income (loss) from continuing operations before cumulative effects of accounting changes	$117.9	$82.5	$(84.3)	$(462.7)	$(387.4)
Net income (loss)	$114.1	$85.1	$(234.6)	$(622.2)	$(1,293.1)

Earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes
Basic	$.37	$0.28	$(0.29)	$(1.62)	$(1.42)
Diluted	$.36	$0.27	$(0.29)	$(1.62)	$(1.42)
Net income (loss)
Basic	$.36	$0.28	$(0.80)	$(2.18)	$(4.75)
Diluted	$.35	$0.28	$(0.80)	$(2.18)	$(4.75)

Selected Consolidated Balance Sheet Data:

Total assets	$8,205.7	$7,562.9	$7,793.1	$9,020.5	$10,518.9
Long-term debt, less current maturities	$1,178.9	$1,519.2	$1,874.1	$2,301.4	$3,078.7
Stockholders’ equity	$1,848.7	$1,521.6	$1,321.3	$1,453.2	$2,020.5
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement of Financial Statements
Overview
     We have restated our previously issued consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and our unaudited quarterly financial data for each of the interim periods of 2004 and 2003. This restatement corrects errors related to (1) our recognition of income related to our preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, and (3) the computation of gains and losses on certain asset divestiture activities, including the write-off of certain covenant-not-to-compete agreements which should have been recognized in our 2002 consolidated financial statements.
     We had previously restated our unaudited quarterly financial data for the first three quarters of 2004 by including such restated financial statements in our initial 2004 Form 10-K. Such errors related to (1) the recognition of deferred preneed cemetery contract revenues, (2) certain reconciliations of our preneed funeral and cemetery trust assets and deferred revenues, and (3) operating leases and other account reconciliations. At that time, we concluded that the net aggregate impact of such errors related to periods prior to January 1, 2004 was not material to our consolidated financial statements or to the first quarter of 2004, nor for any quarterly or annual period prior to January 1, 2004, and as a result, we recorded the net aggregate impact of such errors (a $0.4 million increase to pre-tax income) in Other operating (expense) income as a correction of an immaterial error in the first quarter of 2004. However, in light of the material impact of the errors identified in the second quarter of 2005, as described in the previous paragraph, we have concluded that the Current Period Restatement should reflect the $0.4 million net impact of these errors, previously reported as Other operating (expense) income, in the restatement of our prior period financial statements for the fiscal years ended 2004, 2003, and 2002, and the restatement of our unaudited quarterly financial data for each of the interim periods of 2004 and 2003.

Current Period Restatement
Preneed Funeral and Cemetery Trust Verification and Reconciliation Project
     During 2003, we began the implementation of the revised Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46R), the preparation for the implementation of Section 404 of the Sarbanes Oxley Act, and the implementation of our new funeral and cemetery point-of-sale system. As a result of these events, we began a project to reconcile our preneed funeral and cemetery trust accounts and verify our preneed funeral and preneed cemetery contracts.
     The preneed funeral and cemetery trust verification and reconciliation project included three primary components: (1) the reconciliation of assets and deferred revenue related to preneed cemetery merchandise and service trusts; preneed funeral merchandise and service trusts; and cemetery perpetual care trusts, (2) the verification of approximately 430,000 preneed funeral contracts to determine if those contracts were appropriately included in our new point-of-sale system, and (3) the verification of each individual item on each preneed cemetery contract (approximately 3.6 million contract items) to determine if revenue was appropriately recognized at the time of delivery or at the time of service.
     As these projects progressed, we assessed their status and adjusted the applicable general ledger accounts accordingly. At December 31, 2003, June 30, 2004 and December 31, 2004, we made certain adjustments to our consolidated financial statements based on our best estimates at that time. These adjustments were based on statistical sampling methods which were influenced by the percentage of reconciliations and verifications completed at a location level and the expected error rate of such uncompleted verifications and reconciliations.
      By March 2005, we completed our examination of the 430,000 preneed funeral contracts and had also implemented the reconciliation procedures described above, which resulted in the identification of a significant number of reconciling items. In light of these reconciling items, we reevaluated previous adjustments related to these projects and the impact to previously issued financial statements. We determined that these adjustments had a material impact on our consolidated financial data for the first three interim periods of 2004. As a result, we restated our unaudited quarterly financial statements for the first three interim periods of 2004 in our original Form 10-K. We evaluated the materiality of these adjustments on our consolidated financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments was not material to the fiscal period ended 2004 or to any quarterly or annual period prior to January 1, 2004. As a result, we recorded the net aggregate effect of these adjustments ($0.4 million increase to pretax income) in Other operating income (expense) in our restated first quarter 2004 financial statements as a correction of an error.
      During the first and second quarters of 2005, we continued to find and record these reconciling items to our trust asset and deferred revenue detailed records. During the second quarter of 2005, we determined that certain of the reconciling items had been reflected improperly in our initial reconciliation process at December 31, 2004, which resulted in the identification of additional errors to our consolidated financial statements. We recorded a $1.6 million charge in our first quarter 2005 consolidated financial statements for similar prior period adjustments arising from the aforementioned reconciliation process.
      Also during the second quarter of 2005, we identified other adjustments, one of which related to a point-of-sale system error that caused preneed funeral trust income accounts to be understated in the fourth quarter of 2004 by $1.6 million, and another of which related to improper computation of gains and losses on asset divestiture activities. In connection with the asset divestitures we failed to write off certain covenant-not-to-compete agreements, which should have been recorded in our 2002 consolidated financial statements.
Operating Leases and Other Account Reconciliations
     We initiated a review of our accounting practices and determined that we should adjust our method of accounting for certain types of operating leases related primarily to our funeral home properties.
     Historically, we have recorded operating lease expense, related primarily to funeral home properties, over the initial lease term without regard to reasonably assured renewal options or fixed escalation provisions. We will now calculate our straight-line operating lease expense over the lease term (including certain renewals options and fixed escalation provisions, to the extent necessary) in accordance with SFAS 13, “Accounting for Leases”.
     During 2004, we also performed various other reconciliations. These reconciliations primarily resulted from the conversion of our point-of-sale system.
Materiality Assessment
      We evaluated the materiality of these adjustments (including the $1.6 million charge recorded in the first quarter 2005 and the adjustments aggregating to $0.4 million associated with the restatement of the first three interim periods of 2004 described above) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. We determined that the net effect of these adjustments ($7.0 million charge to pretax income), which primarily related to periods prior to 2000, was not material to our previously reported consolidated financial statements for the periods described above; however, we determined that such impact was material to our second quarter 2005 consolidated financial statements. As a result, we have restated our 2004, 2003 and 2002 consolidated financial statements as well as our quarterly financial data for the first quarter of 2005 and all quarters of 2004 and 2003. The effect of each of these restatement items is individually immaterial to net income and earnings per share for periods presented.

Effect on Annual Periods
      The effect of these adjustments on our consolidated statement of operations for the years ended December 31, 2004, 2003 and 2002 is detailed as follows:

(In thousands)

	For the year ended
	December 31, 2004
	As	As
	Reported	Restated
Revenues	$1,859,308	$1,860,862
Costs and expenses	1,524,810	1,524,652
Gross profits	334,498	336,210
Gains and impairment (losses) on dispositions, net	25,628	25,797
Operating income	229,646	231,111
Income from continuing operations before income taxes and cumulative effects of accounting changes	110,798	112,263
Benefit for income taxes	(6,213)	(5,659)
Cumulative effect of accounting changes, net	(47,074)	(47,556)
Net income	$113,699	$114,128
Earnings per share:
Basic — EPS	$.36	$.36
Diluted — EPS	$.35	$.35

	For the year ended		For the year ended
	December 31, 2003		December 31, 2002
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$2,328,425	$2,338,062	$2,312,439	$2,310,880
Costs and expenses	1,966,460	1,976,503	1,950,430	1,950,681
Gross profits	361,965	361,559	362,009	360,199
Gains and impairment (losses) on dispositions, net	49,366	49,727	(161,510)	(163,152)
Operating income	224,222	224,177	15,837	12,385
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	111,219	111,174	(119,850)	(123,302)
Provision (benefit) for income taxes	28,666	28,638	(37,692)	(38,992)
Net income (loss)	$85,082	$85,065	$(232,486)	$(234,638)
Earnings (loss) per share:
Basic — EPS	$.28	$.28	$(.79)	$(.80)
Diluted — EPS	$.28	$.28	$(.79)	$(.80)
     The effect of the restatement on our previously reported consolidated balance sheet as of December 31, 2004 and 2003 is as follows:
(In thousands)

	December 31, 2004		December 31, 2003
	As	As	As	As
	Reported	Restated	Reported	Restated
Selected consolidated balance sheet data:
Receivables, net of allowances	$102,156	$102,622	$229,839	$229,839
Total current assets	533,497	533,963	673,324	673,277
Preneed funeral receivables and trust investments	1,264,600	1,267,784	1,229,765	1,080,108
Preneed cemetery receivables and trust investments	1,402,750	1,399,778	1,083,035	1,068,216
Deferred charges and other assets	618,565	621,561	738,011	742,160
Total assets	8,199,196	8,205,687	7,725,204	7,562,903
Deferred preneed funeral revenues	486,191	498,571	1,612,347	1,464,218
Deferred preneed cemetery revenues	801,065	803,144	1,575,352	1,551,187
Deferred income taxes	279,474	276,572	418,375	415,208
Non-controlling interest in funeral and cemetery trusts	2,095,852	2,092,881	—	—
Accumulated deficit	824,364	829,244	938,063	943,372
Total stockholders’ equity	1,853,576	1,848,667	1,526,958	1,521,620
Total liabilities and stockholders’ equity	8,199,196	8,205,687	7,725,204	7,562,903

Effect of Restatement on Quarterly Information
     The effect of these adjustments on our quarterly financial data for each of the four quarters in both 2004 and 2003 are presented below. As discussed in Current Period Restatement, the quarterly financial data for the first three interim periods of 2004 has been further restated in connection with this restatement.
(In thousands)

	Three months ended		Three months ended
	December 31, 2004		September 30, 2004
	(Unaudited)		(Unaudited)
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$433,226	$435,064	$404,557	$404,731
Costs and expenses	358,180	358,141	334,463	334,422
Gross profits	75,046	76,923	70,094	70,309
Gains and impairment (losses) on dispositions, net	(7,390)	(7,224)	(3,281)	(3,281)
Operating income	37,107	39,150	41,515	41,730
Income from continuing operations before income taxes	16,939	18,982	18,196	18,411
(Benefit) provision for income taxes	(560)	205	4,739	4,819
Net income	$25,886	$27,164	$13,741	$13,876
Earnings per share:
Basic — EPS	$.08	$.08	$.04	$.04
Diluted — EPS	$.08	$.08	$.04	$.04

	Three months ended		Three months ended
	June 30, 2004		March 31, 2004
	(Unaudited)		(Unaudited)
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$432,103	$432,368	$589,422	$588,699
Costs and expenses	359,058	359,019	473,109	473,070
Gross profits	73,045	73,349	116,313	115,629
Gains and impairment (losses) on dispositions, net	1,517	1,517	34,782	34,785
Operating income	50,534	50,838	100,490	99,393
Income from continuing operations before income taxes and cumulative effects of accounting changes	1,407	1,711	74,256	73,159
Benefit for income taxes	(7,017)	(6,904)	(3,375)	(3,779)
Net income	$42,761	$42,952	$31,311	$30,136
Earnings per share:
Basic — EPS	$.14	$.14	$.10	$.10
Diluted — EPS	$.14	$.14	$.10	$.10

	Three months ended		Three months ended
	December 31, 2003		September 30, 2003
	(Unaudited)		(Unaudited)
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$599,088	$604,780	$566,461	$568,853
Costs and expenses	515,659	522,419	497,515	498,910
Gross profits	83,429	82,361	68,946	69,943
Gains and impairment (losses) on dispositions, net	43,953	43,690	(1,452)	524
Operating income	52,451	51,120	14,719	17,692
(Loss) income from continuing operations before income taxes	28,747	27,416	(8,722)	(5,749)
Benefit for income taxes	(1,149)	(1,650)	(3,331)	(2,209)
Net income (loss)	$30,420	$29,590	$(4,732)	$(2,881)
Earnings (loss) per share:
Basic — EPS	$.10	$.10	$(.02)	$(.01)
Diluted —EPS	$.10	$.10	$(.02)	$(.01)

	Three months ended		Three months ended
	June 30, 2003		March 31, 2003
	(Unaudited)		(Unaudited)
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$584,050	$584,553	$578,826	$579,876
Costs and expenses	489,418	489,839	463,868	465,335
Gross profits	94,632	94,714	114,958	114,541
Gains and impairment (losses) on dispositions, net	(2,469)	(3,884)	9,334	9,397
Operating income	54,171	52,838	102,881	102,527
Income from continuing operations before income taxes and cumulative effects of accounting changes	21,082	19,749	70,112	69,758
Provision for income taxes	7,008	6,494	26,138	26,003
Net income	$15,308	$14,489	$44,086	$43,867
Earnings per share:
Basic — EPS	$.05	$.05	$.15	$.15
Diluted — EPS	$.05	$.05	$.14	$.14

Our Company
     At December 31, 2004, Service Corporation International (SCI or the Company) operated 1,216 funeral service locations and 400 cemeteries. We also had a 25% minority interest equity investment in our former funeral operations in France. In addition to our funeral and cemetery operations, we own Kenyon International Emergency Services (Kenyon), a company that engages in mass fatality and emergency response services.
     Our funeral and cemetery operations are organized into a North American division covering the United States and Canada, a European division primarily consisting of operations in France and Germany, and an Other Foreign division including operations in South America and Singapore. At December 31, 2004, we also owned businesses in Argentina and Uruguay that were classified as discontinued operations. In February 2005, we sold our businesses in Argentina and Uruguay. See note twenty-one to the financial statements in Item 8 of this amended Form 10-K/A.
     For the year ended December 31, 2004, our North American funeral and cemetery operations represented 90.8% of our consolidated revenues and 93.8% of our consolidated gross profits. At December 31, 2004, we owned and operated 1,190 funeral service locations and 390 cemeteries in North America.
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
Our Competitive Strengths
     Industry leader. SCI is the leading provider of funeral, cremation and cemetery services in North America. There are six other major publicly-traded companies that operate in our industry in North America (Alderwoods Group, Stewart Enterprises, Arbor Memorial Services, Carriage Services, StoneMor Group, and Keystone North America). Our revenues in North America are more than twice the size of our next largest competitor (Alderwoods Group) and are approximately equal to the combined revenues of these six other public companies. Despite some consolidation, the industry remains fragmented. We estimate that the public companies mentioned above and SCI combined generate approximately 20% of total industry revenue in North America. The other 80% is generated by independent funeral and cemetery operators.

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
     Financial flexibility. We believe we have significant opportunities to grow shareholder value due to our strong cash flows and liquidity, and modest debt maturities in the near term. For a further discussion about our financial flexibility, please see Financial Condition, Liquidity and Capital Resources in Item 7 of this Form 10-K/A (Amendment No. 2).
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
     Increasing trend toward cremation. In North America, social trends, (such as a mobile, less rooted society), religious changes, environmental issues and cultural preferences are driving an increasing preference for cremation. Cremation rates in the United States have grown from approximately 3.6% in 1960 to approximately 28.6% in 2003 according to the Cremation Association of North America. Cremation rates in Canada during this same period have grown from approximately 3.3% to approximately 47.3%. SCI is the largest provider of cremation services in North America where approximately 40% of the total funeral services we perform are cremation services. Our cremation mix is greater than the national average due to the high concentration of properties we own in high cremation states including California, Florida, and Arizona where cremation rates exceed 47%.
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
Revenue Recognition
     Funeral revenue is recognized when funeral services are performed. Our trade receivables primarily consist of amounts due for funeral services already performed. We sell price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of preneed funeral contracts, including accumulated trust earnings, are deferred until such time that the funeral services are performed (see notes three, four, and five to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
     Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10%) of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed (see notes three, four, and six to the consolidated financial statements in Item 8 of this 10-K/A (Amendment No. 2).
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
     We do not track cash flow at the individual contract level as defined by SFAS No. 144 for preneed funeral and cemetery contracts. Further, we do not believe that evaluation for impairment at the individual contract level is required by SFAS 60 or SFAS 5. We believe the lowest level of identifiable cash flows associated with our preneed funeral and cemetery activities is at our market level of operations. The contracts are homogenous at this level. Therefore, the assumptions at this level would be the same as on an individual contract level.
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
Deferred selling costs — Our policy is to defer selling costs that vary with and are primarily related to the acquisition of preneed funeral (trust funded only) and preneed cemetery contracts, and to expense such costs in proportion to the revenue recognized. This deferral, which is calculated based on deferral rates discussed below, and amortization model follows the provisions of SFAS 60, “Accounting and Reporting by Insurance Enterprises” (SFAS 60). The selling costs subject to deferral are the pool of compensation expense and related fringe costs incurred by our sales counselors and sales managers. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurement costs, brochures and marketing materials, advertising and general administrative costs) are expensed as incurred.
Deferral rates are determined for the following:
•	Preneed funeral contracts

•	Preneed cemetery contract items:
•	Interment rights (burial property)

•	Merchandise

•	Services
These deferral rates are based on the ratio of the selling compensation and fringe costs to preneed funeral and cemetery production (in dollars) weighted accordingly in the manner for which the counselor is compensated (with interment rights, or burial property, being the highest and preneed cemetery services being the lowest compensation to the counselor). In developing the deferral rates, we review various rate scenarios to ensure the finalized rates, when applied to forecasted production dollars, are reasonable compared to forecasted selling compensation. Additionally, the developed deferral rates are reviewed annually for reasonableness compared to current and historical commission rates used by the Company.
As preneed funeral and cemetery contracts are processed, the rates are applied systematically to the production dollars and the resulting amount is deferred. As a result, the funeral and cemetery deferred selling costs are only generated when preneed funeral and cemetery contract production is recorded. Therefore, these deferred selling costs vary with and relate primarily to the production of the business. We have separate deferred selling cost accounts related to preneed funeral, preneed cemetery interment rights, preneed cemetery merchandise, and preneed cemetery services. The deferred preneed funeral and cemetery revenue accounts are recorded similarly.
Periodically, the selling costs deferred are compared to the actual costs incurred to ensure there is not a significant variance between the two.
The deferred selling costs are expensed in proportion to the revenue when recognized (proportionate method). This is determined annually by the ratio of the unamortized deferred selling costs (funeral, cemetery interment rights, cemetery merchandise and cemetery services) to the associated deferred revenue, and systematically applying this ratio against the deferred selling cost accounts as the applicable revenues are recognized.

We do not attribute deferred selling costs to each individual contract (or each item in the case of cemetery deferred selling costs) because our systems do not currently have the complete functionality to defer and amortize the costs and we have no other cost effective means by which to do so. We believe using the proportionate method of amortization and the homogenous nature of the 430,000 preneed funeral contracts and 3.6 million of preneed cemetery contract items (as separated by interment rights, merchandise and services) allow for a systematic match of costs with related revenues.
Income taxes — Our ability to realize the benefit of deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from our current estimates. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States and, therefore, have not provided for deferred federal income taxes on such unremitted foreign earnings.
Pension cost — Our pension costs and liabilities are actuarially determined based on certain assumptions, including expected long-term rates of return on plan assets and the discount rate used to compute future benefit obligations. In 2003 and prior years, it was our policy to use a discount rate for return on assets comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company’s pension benefits. Actuarial gains and losses resulting from changes in the assumptions, or experience differences from those assumptions, were amortized over the remaining service period of active employees expected to receive benefits under the plans. In 2004, we changed our method of accounting for gains and losses on pension assets and obligations to recognize such gains and losses in our consolidated statement of operations during the year in which they occur. We recorded net pension expense reflecting estimated returns on plan assets and obligations for our interim financial statements. Under the new accounting policy, upon the review of our annual remeasurement, we recognized actual gains and losses on plan assets and obligations. See notes four and sixteen to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2) for more information related to pensions.
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
Insurance loss reserves — We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability and workers compensation insurance coverages structured with high deductibles. This high deductible insurance program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages and falling within the deductible of each coverage through the use of qualified and independent actuaries. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness will generally effect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these actuarial evaluations are used to both analyze and adjust our insurance loss reserves.
Our independent actuaries used five actuarial methods generally accepted by the Casualty Actuarial Society to arrive at an estimate of a range that we refer to as “reasonably possible”. The Actuarial Standard of Practice No. 36 (ASOP 36 published by the American Academy of Actuaries) states: “A range of reasonable estimates is a range of estimates that could be produced by appropriate actuarial methods or alternative sets of assumptions that the actuary judges to be reasonable.” Methods used to determine the Company’s reasonably possible range are: paid and incurred loss development methods; frequency-severity methods; and paid and incurred Bornhuetter-Ferguson methods. All of these methods were used to determine our reasonably possible range of insurance loss reserves for the years ended December 31, 2004, 2003 and 2002.
We have not changed our methodologies for determining the reasonably possible range; however, there are changes made to the assumptions as the loss development factors are updated. These loss development factors are determined based on our historical loss development data(1) and are updated annually as new data becomes available. As a result, the loss development factors used in the

December 31, 2004 analysis could be different from the loss development factors used in the December 31, 2005 analysis. We consider these changes in loss development factors synonymous to “changes in assumptions”. The final loss estimate is not determined by weighting the methodologies, but instead is subjectively arrived at by our independent actuary considering the relative merits of the various methods and the truncated average of the various methods.
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
As of December 31, 2004, reported losses within our retention for workers compensation, general liability and auto liability incurred during the period May 1, 1987 through December 31, 2004 were approximately $188.1 million. The selected fully developed ultimate settlement value estimated by our independent actuary was $222.5 million. Paid losses were $175.9 million indicating a reserve requirement of $46.7 million. After considering matters discussed with our independent actuary related to this calculation, we estimated the reserve to be $47.3 million as of December 31, 2004.
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

Sensitivity
(Dollars in millions)	Analysis
Workers Compensation	$1.30
General Liability	$0.82
Auto Liability	$.24

Total Sensitivity	$2.36

(1)	The loss development factors used in the December 31, 2004 calculation are based on the Company’s actual claim history by policy year for the period beginning May 1, 1991 — May 1, 2004.
New Accounting Pronouncements and Accounting Changes
Other Than Temporary Impairments
     In March 2004, the Financial Accounting Standards Board (FASB) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. We adopted the disclosure provisions of EITF 03-1 during the period ended June 30, 2004. The adoption of the measurement and recognition provisions are not expected to have a material impact on our consolidated financial statements, results of operations, financial position, or cash flows.

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
     In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We are in the process of evaluating whether we will repatriate earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated; therefore, as provided for in FAS 109-2, deferred tax liabilities have not been adjusted. We estimate the range of possible amounts of unremitted earnings under consideration is between $0 and $2.3 million. If the maximum amount of $2.3 million were to be repatriated, we would accrue tax expense of approximately $0.4 million.
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
     We expect to adopt SFAS 123R effective July 1, 2005. We are currently evaluating the impact that this adoption will have on our results of operations. See note fifteen to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2) for further information related to our stock-based compensation plans.
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
     Consolidation of Trusts: We implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trust assets and our cemetery perpetual care trusts. No cumulative effect of an accounting change was recognized as a result of the implementation of FIN 46R as it relates to the consolidation of the trusts. The implementation of FIN 46R affects certain line items on our consolidated balance sheet and statement of operations as described below; however, there is no impact to net income in the statement of operations as a result of the implementation. Additionally, the implementation of FIN 46R did not result in any net changes to our consolidated statement of cash flows; however, it does require certain financing and investing activities to be disclosed. For additional information, see notes five through eight to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
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
     We record cash received from customers that is payable to the trust, but not yet required to be deposited in the trusts as restricted cash in Deferred charges and other assets in our consolidated balance sheet. At December 31, 2004, these pending deposits totaled $11.2 million. We continue to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.
     Beginning March 31, 2004, we recognize net realized investment earnings of the merchandise and service trusts and perpetual care trusts, as well as the related trustee investment expenses and taxes, within Other income, net. We then recognize a corresponding expense within Other income, net representing the net realized earnings of those trusts that are attributable to the non-controlling interest holders. The corresponding credit for this expense is reflected in our consolidated balance sheet in Non-controlling interest in funeral and cemetery trusts for merchandise and service trusts or Non-controlling interest in perpetual care trusts for cemetery perpetual care trusts. The sum of these expenses recorded in Other income, net offsets the net realized earnings of such trusts also recognized within Other income, net. Accordingly, our net income in the consolidated statement of operations is not affected by consolidation of the trusts in accordance with FIN 46R.
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
     Prior to the implementation of FIN 46R and the consolidation of the trusts, funds received from customers and deposited into merchandise and service trusts until maturity of the preneed contract were recorded as receivables due from trust assets. Upon implementation of FIN 46R, we replaced receivables due from trust assets with the trust assets, at market, to the extent we were required to consolidate the trusts.
     An allowance for contract cancellation is provided based on historical experience. An allowance is no longer provided on the funds associated with the preneed contracts that are held in trust, currently recorded as trust assets, but previously recorded as receivables due from trust assets. As such, the amount has decreased since the implementation of FIN 46R.
     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive loss in our consolidated balance sheet. Using the guidance in EITF Topic D-41, “Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115” (“Topic D-41”), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on our Accumulated other comprehensive income (loss) is disclosed in note fifteen of the consolidated financial statements in item 8 of this Form 10-K/A (Amendment No. 2). However, our Accumulated other comprehensive income (loss) on the face of the balance sheet is ultimately not affected by consolidation of the trusts.
     For additional discussion of our accounting policies after the implementation of FIN 46R, see notes five through eight to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
     Consolidation of Certain Cemeteries: Prior to December 31, 2003, we operated certain cemeteries that we managed but did not own. During our evaluation of FIN 46R, we evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by the Company in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, we received the majority of the cash flows from these cemeteries. Additionally, we absorb the majority of these cemeteries expected losses and receive a majority of the cemeteries residual returns. As a result, the Company determined itself to be the primary beneficiary of these cemeteries and determined the long-term sales, accounting, and cash management agreement to be a variable interest as defined by FIN 46R. Given the circumstances above, the Company consolidated such cemeteries at March 31, 2004. We recognized an after tax charge of $14.0 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in our consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on our reported results of operations.
Insurance Funded Preneed Funeral Contracts
     We changed our method of accounting for insurance funded preneed contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in Preneed funeral receivables and trust investments and Deferred preneed funeral revenues, which at December 31, 2003, were $3.5 billion. The removal of these amounts did not have an impact on our consolidated stockholders’ equity, results of operations or cash flows. See note five to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2) for additional information on insurance related preneed funeral balances.
Goodwill and Other Intangible Assets
     In accordance with SFAS 142, effective January 1, 2002, we recognized a charge reflected as a cumulative effect of an accounting change of $135.6 million (net of applicable taxes) or $.46 per diluted share related to the impairment of goodwill in our North America cemetery reporting unit. See note nine to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2) for additional information on goodwill.
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
     Effective January 1, 2004, we changed our accounting for gains and losses on our pension plan assets and obligations. We now recognize such gains and losses in our consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of our pension plans and recognize gains and losses on the pension plan assets and obligations in the year the gains or losses occur. As a result of this accounting change, we recognized a charge for the cumulative effect of an accounting change of $33.6 million (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, we record net pension expense or income reflecting estimated returns on plan assets and obligations. We will recognize actual gains and losses on plan assets and obligations as actuarial information becomes available upon review of the annual remeasurement. See note sixteen to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2) for additional information on pensions.
Deferred Selling Costs
     We have made an accounting policy election to begin expensing these selling costs as of January 1, 2005 in the period incurred rather than deferred as this method is the preferable of the two acceptable methods. Associated with this accounting policy election, we will file a preferability letter with the Securities and Exchange Commission in connection with our Quarterly Report on Form 10-Q for the period ended March 31, 2005. We will incur a non-cash charge of approximately $312 million before tax representing the write-off of deferred selling costs recorded on our balance sheet as of January 1, 2005. Additionally, if we had expensed these selling costs in 2004 and 2003, our pretax income would have been reduced by approximately $14 million, or $.03 per diluted share and $11 million, or $.02 per diluted share, respectively. A change in the treatment of deferred preneed selling costs would have no impact on our cash position or net cash provided by operating activities.
Results of Operations — Twelve Months Ended December 31, 2004, 2003 and 2002
     In 2004 we restated our unaudited quarterly financial data for the first three interim periods of 2004. Additionally, we are amending this Form 10-K/A (Amendment No. 2) to restate results for the years ended 2004, 2003, and 2002. For details relating to these restatements, see notes two and twenty-two to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
     In the following discussion of results of operations, certain prior year amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported results of operations, financial position or cash flows.
     Net income for fiscal 2004 was $114.1 million or $.35 per diluted share compared to net income of $85.1 million or $.28 per diluted share in the same period of 2003 and a net loss of $234.6 million or $.80 per diluted share in 2002. These results include cumulative effects of accounting changes, litigation expenses, gains and losses on dispositions, gains and losses on early extinguishments of debt, income tax benefits, earnings from discontinued operations, and other income and expenses as further described below. Additionally, our former funeral operations in France (which were sold in March 2004) contributed $.02 of earnings per share in 2004 compared to $.14 per share in the full year of 2003 and $.14 per share in 2002.
     Net income in the years presented was affected by the following items, which are presented on an after-tax basis:
     Twelve Months Ended December 31, 2004:
•	A charge of $47.6 million or $.14 per diluted share for the cumulative effects of accounting changes primarily related to the implementation of FIN 46R and a change in our pension accounting.

•	Expenses of $38.7 million or $.11 per diluted share associated with the settlement of certain litigation matters.

•	Net gain on dispositions of $53.2 million or $.16 per diluted share (including tax benefits realized from the dispositions of our French operations and our minority interest in a United Kingdom company).

•	Net loss on the early extinguishment of debt of $10.5 million or $.03 per diluted share primarily related to the successful tender offer of our notes due 2005 and the redemption of our convertible notes due 2008.

•	Income tax benefit of $7.9 million or $.02 per diluted share related to state net operating losses.

•	Foreign currency transactional loss of $2.3 million or $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.

•	Interest income of $2.7 million or $.01 per diluted share related to interest income on a note receivable from our former United Kingdom company.

•	Discontinued operations contributed net earnings of $43.8 million or $.13 per diluted share.
     Twelve Months Ended December 31, 2003:
•	Expenses of $61.0 million or $.21 per diluted share related to outstanding litigation matters.

•	Net gain on dispositions of $32.7 million or $.11 per diluted share primarily related to the sale of our equity and debt holdings in our former Australian company.

•	Net gain on corporate investments of $2.6 million or $.01 per diluted share.

•	Other operating expense of $5.9 million or $.02 per diluted share related to severance costs and the termination of a lease contract.

•	Net gain on the early extinguishment of debt of $0.7 million or less than $.01 per diluted share.

•	Discontinued operations contributed net earnings of $2.5 million or $.01 per diluted share.
     Twelve Months Ended December 31, 2002:
•	A charge of $135.6 million or $.46 per diluted share for the cumulative effects of accounting changes related to the impairment of goodwill in our North America cemetery segment.

•	Net loss on dispositions of $116.2 million or $.40 per diluted share primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America.

•	Other operating expenses of $67.3 million or $.23 per diluted share related to market value adjustments of certain options associated with our 6.3% notes due 2003, severance costs of former employees, and expenses related to the termination of certain consulting and non-compete contractual obligations.

•	Net gain on the early extinguishment of debt of $4.9 million or $.02 per diluted share.

•	Discontinued operations reported a net loss of $14.8 million or $.05 per diluted share.
     The consolidated effective tax rate in 2004 was a benefit of 5.0% compared to an expense of 25.8% in 2003 and a benefit of 31.6% in 2002. The tax rate in 2004 was favorably impacted by tax benefits realized from the disposition of our operations in France and the United Kingdom and state net operating losses realized in 2004. The tax benefits from dispositions result from differences between book and tax basis and the reversal of tax liabilities that were then recorded as warranty indemnification liabilities. In 2005, we expect the consolidated effective tax rate for continuing operations to be approximately 35%.
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
Consolidated Funeral Results
     Funeral revenues in 2004 declined $479.9 million from 2003 primarily due to a decline of $457.3 million in revenues associated with our French funeral operations, which were sold on March 11, 2004. In 2003, revenues from funeral operations in France were $584.6 million compared to $127.3 million for the partial period of our ownership from January 1, 2004 through March 11, 2004. North America funeral revenue declined $23.7 million primarily as a result of divestitures and an $8.5 million decline in revenues from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenues were higher in 2003 than in 2004 primarily due to activity associated with the World Trade Center disaster.
     Funeral gross profits decreased $46.8 million in 2004 compared to 2003 primarily as a result of a $56.7 million decline in gross profits related to our former French operations which were sold in March 2004. Gross profits from our French funeral operations were $11.6 million in our partial period of ownership in 2004 compared to $68.3 million in the full year of 2003. North America funeral gross profits increased $11.3 million despite a decline in revenues. This improvement is mainly a result of reduced overhead costs and lower pension expenses benefited by a change in pension accounting, which were partially offset by declines in Kenyon revenue.
     Funeral revenues increased $59.8 million in 2003 compared to 2002 as a result of a $97.3 million increase in foreign revenues, partially offset by a decline of $37.5 million in North America funeral revenues. The increase in foreign revenues is predominantly related to our French operations and is due to increases in funeral services performed and in the average revenue per funeral, as well as favorable currency effects. North America funeral revenues declined primarily as a result of divestitures and declines in General Agency (“GA”) revenues. GA revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.
     Funeral gross profits declined $10.8 million in 2003 compared to 2002. Declines in North America funeral operations due to decreased revenues described above and increases in employee benefit and insurance costs were partially offset by improvements in French funeral operations which benefited from increased revenues described above and reduced depreciation expense.

Consolidated Cemetery Results
     Cemetery revenues increased $2.7 million in 2004 compared to 2003; however, North America cemetery revenues decreased $2.1 million. Foreign cemetery revenues (consisting of cemetery operations in Chile) increased $4.8 million reflective of improved economic conditions in the region and favorable currency effects. Cemetery gross profits increased $21.4 million in 2004 compared to 2003 and benefited from an increase in revenues described above and reductions in North America overhead costs, pension expenses and maintenance expenses.
     Cemetery revenues declined $32.6 million in 2003 compared to 2002 primarily as a result of a $37.5 million decrease in North America cemetery revenues, partially offset by improvements in foreign cemetery revenues. This decline in North America cemetery revenues was due to divestitures and also due to the significant changes made to the sales organization in 2003. Although we expected cemetery revenues to decline in 2003 from these strategic changes, we also anticipated, and realized, higher gross margins as a result. Cemetery gross profits in 2003 improved $12.1 million from 2002 due primarily to reductions in preneed selling costs from a number of changes made to the sales organization to increase our effectiveness.
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
Other
     In 2004, we recognized a net pretax gain from dispositions of $25.8 million consisting of a $41.2 million gain from the sale of our equity and debt holdings in our former United Kingdom company and a $6.4 million gain from the sale of our French funeral operations, partially offset by net losses associated with various dispositions in North America. In 2003, we recognized a net pretax gain of $49.7 million primarily related to the sale of our equity holdings in our former operations in Australia and Spain. In 2002, we recognized a net pretax loss of $163.2 million primarily related to an impairment charge for certain funeral and cemetery operations held for sale in North America. For further information regarding gains and impairment losses on dispositions see note twenty to the consolidated financial statements in this Form 10-K/A (Amendment No. 2).
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
     Other income was $16.1 million in 2004 compared to $24.3 million in 2003 and $14.5 million in 2002. The components of other income for the years presented were as follows:
•	Interest income was $13.5 million in 2004 compared to $14.4 million in 2003 and $7.1 million in 2002.

•	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $6.3 million in 2004 compared to $5.6 million in 2003 and $9.5 million in 2002. For a further description of these cash overrides, see Insurance Funded Preneed Funeral Contracts in Item 7 of this Form 10-K/A (Amendment No. 2).

•	In 2004, we recognized a $2.8 million foreign currency transactional loss associated with the payment of a contingent purchase obligation in Chile.

•	Surety bond premium costs were $4.0 million in 2004 compared to $4.1 million in 2003 and $2.9 million in 2002.

•	The remaining income of $3.1 million in 2004, $8.4 million in 2003, and $1.9 million in 2002, is primarily attributable to net gains related to foreign currency transactions.
Actual Versus Comparable Results of Operations – Twelve Months Ended December 31, 2004, 2003 and 2002
     The table below reconciles our actual results to our comparable or “same store” results for the periods ended December 31, 2004, 2003 and 2002. We regard “same store” results of operations as analogous to our comparable results of operations. We consider comparable operations as operations that were not acquired or constructed after January 1, 2002 or divested prior to December 31, 2004. Therefore, in the following three-year presentation, we are providing results of operations for the same funeral and cemetery locations. Comparable results are a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it provides a consistent basis for comparison between periods and better reflects the performance of our core operations.

		Activity
		associated
		with	Activity
		acquisition /	associated
		new	with		%
(Dollars in thousands)	Actual	construction	dispositions	Comparable	Variance
	(Restated)			(Restated)
2004
North America
Funeral revenue	$1,120,128	$1,370	$11,714	$1,107,044	1.2%
Cemetery revenue	570,135	—	4,250	565,885	0.7%

	1,690,263	1,370	15,964	1,672,929	1.0%

Other foreign
Funeral revenue	139,693	—	127,282	12,411	91.1%
Cemetery revenue	30,906	—	—	30,906	0.0%

	170,599	—	127,282	43,317	74.6%

Total revenues	$1,860,862	$1,370	$143,246	$1,716,246	7.8%

North America
Funeral gross profits	$213,290	$332	$(2,842)	$215,800	(1.2)%
Cemetery gross profits	101,997	—	(5,154)	107,151	(5.1)%

	315,287	332	(7,996)	322,951	(2.4)%

Other foreign
Funeral gross profits	13,117	—	11,572	1,545	88.2%
Cemetery gross profits	7,806	—	—	7,806	0.0%

	20,923	—	11,572	9,351	55.3%

Total gross profit	$336,210	$332	$3,576	$332,302	1.2%

		Activity
		associated
		with	Activity
		acquisition /	associated
		new	with		%
(Dollars in thousands)	Actual	construction	dispositions	Comparable	Variance
	(Restated)			(Restated)
2003
North America
Funeral revenue	$1,143,831	$480	$33,547	$1,109,804	3.0%
Cemetery revenue	572,219	—	10,461	561,758	1.8%

	1,716,050	480	44,008	1,671,562	2.6%

Other foreign
Funeral revenue	595,937	—	584,636	11,301	98.1%
Cemetery revenue	26,075	—	—	26,075	0.0%

	622,012	—	584,636	37,376	94.0%

Total revenues	$2,338,062	$480	$628,644	$1,708,938	26.9%

North America
Funeral gross profits	$202,000	$59	$(1,624)	$203,565	(0.8)%
Cemetery gross profits	82,565	—	(555)	83,120	(0.7)%

	284,565	59	(2,179)	286,685	(0.7)%

Other foreign
Funeral gross profits	71,165	—	68,275	2,890	95.9%
Cemetery gross profits	5,829	—	—	5,829	0.0%

	76,994	—	68,275	8,719	88.7%

Total gross profit	$361,559	$59	$66,096	$295,404	18.3%

		Activity
		associated
		with	Activity
		acquisition /	associated
		new	with		%
(Dollars in thousands)	Actual	construction	dispositions	Comparable	Variance
	(Restated)			(Restated)
2002
North America
Funeral revenue	$1,181,295	$—	$65,444	$1,115,851	5.5%
Cemetery revenue	609,724	—	26,363	583,361	4.3%

	1,791,019	—	91,807	1,699,212	5.1%

Other foreign
Funeral revenue	498,671	—	487,926	10,745	97.8%
Cemetery revenue	21,190	—	2,190	19,000	10.3%

	519,861	—	490,116	29,745	94.3%

Total revenues	$2,310,880	$—	$581,923	$1,728,957	25.2%

North America
Funeral gross profits	$230,980	$—	$3,118	$227,862	1.3%
Cemetery gross profits	71,078	—	3,416	67,662	4.8%

	302,058	—	6,534	295,524	2.2%

Other foreign
Funeral gross profits	52,955	—	50,217	2,738	94.8%
Cemetery gross profits	5,186	—	740	4,446	14.3%

	58,141	—	50,957	7,184	87.6%

Total gross profit	$360,199	$—	$57,491	$302,708	16.0%

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

(Dollars in thousands, except average revenue per funeral service)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Comparable North America funeral revenue	$1,107,044	$1,109,804	$1,115,851
Less: GA revenues (1)	28,888	27,612	45,971
Kenyon revenues (2)	3,442	11,945	4,996

Adjusted Comparable North America funeral revenue	$1,074,714	$1,070,247	$1,064,884

Comparable North America funeral services performed	252,232	257,591	261,389

North America average revenue per funeral service	$4,261	$4,155	$4,074

(1)	General Agency (“GA”) revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon International Emergency Services (“Kenyon”) is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenues and gross profits associated with Kenyon are subject to significant variation due to the nature of their operations.
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
Comparable North America Funeral
     Comparable North America funeral revenues in 2004 declined $2.8 million or less than 1% from 2003 primarily due to an $8.5 million decrease in revenues from Kenyon and a decline in funeral volume, which was partially offset by an increase in the average revenue per funeral service and an increase in GA revenue. Comparable North America funeral revenues declined $6.0 million in 2003 compared to 2002 primarily as a result of an $18.4 million decline in GA revenue and a decline in funeral volume, which was partially offset by a $6.9 million increase in Kenyon revenue and an increase in the average revenue per funeral service. GA revenue declined during 2003 as a result of an anticipated decrease in the sale of insurance funded preneed funeral contracts due to significant changes made to the sales organization in 2003 which impacted our sales effectiveness.
     The number of funeral services performed declined 2.1% in 2004 compared to 2003 which in turn was down 1.5% from 2002. We believe these declines are consistent with trends reported by other companies in the funeral service and casket manufacturing industries and that these declines are primarily related to a decrease in the number of deaths in our relevant markets. Our review of various sources of industry data indicates that market share has increased in certain of our markets and decreased in others; however, we believe that there has not been a substantial loss of market share in our total North America business segment. We believe that over time, the decline in our North America comparable funeral services performed will be curtailed as a result of the aging of the population and the number of initiatives we have in place to grow market share. For a further description of our initiatives to grow revenues, see The Path to Growth earlier in this Item of this Form 10-K/A (Amendment No. 2).
     The comparable average revenue per funeral service increased 2.6% in 2004 over 2003 and increased 2.0% in 2003 over 2002. The fourth quarter of 2004 represents the eighteenth consecutive quarter that we have reported an increase in our average revenue per funeral service. This consistent growth in average revenue is largely a result of the success of our nationally branded Dignity Memorial® packaged funeral and cremation plan initiative. The Dignity® plans are focused on adding value for the consumer instead of relying on price increases. These plans offer consumers unique products and services aimed at providing assistance with administrative and legal issues, travel needs, emotional support, and memorialization when a death occurs. Because of these comprehensive value-added offerings, the packages generate significant incremental revenue per funeral service compared to non-Dignity sales. The percentage of consumers selecting a Dignity Memorial® plan has grown from approximately 14% of the total funeral services performed in 2002 to approximately 17% in 2004. We believe we can increase the selection rate of Dignity Memorial® plans in 2005 by continuing to utilize technology and contemporary marketing techniques to enhance our sales opportunities.
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
     Despite a decline in funeral revenues in 2004, funeral gross profits improved 6.0% and the funeral gross margin percentage improved to 19.5% in 2004 compared to 18.3% in 2003. This improvement is mainly a result of reduced overhead and pension expenses which were partially offset by declines in Kenyon revenue described above. North America funeral gross profits and gross margin percentage declined in 2003 compared to 2002 primarily due to increased employee benefit costs and insurance costs, which were partially offset by reductions in selling and other overhead costs.
Comparable North America Cemetery
     We demonstrated significant progress in 2004 in our cemetery segment. North America cemetery revenue increased $4.1 million or 1% from 2003 to $565.9 million. This exceeded our original expectations and was primarily a result of increased recognition of undeveloped property that was sold in 2004 and then subsequently constructed during 2004. This is mainly attributable to the success of our focus on developing and selling high-end cemetery property such as private family estates. Revenues from the sale of cemetery property are recognized only when the property is fully developed and when customer payments are at least 10% of the total contract amount. Historically, the sale of undeveloped property preceded the period of final construction and revenue recognition by as much as five years. We are shifting our strategy to focus on shortening the time between when property is sold and when it is constructed.
     Cemetery revenues declined $21.6 million in 2003 compared to 2002 primarily as a result of the anticipated decrease in preneed revenues due to significant changes made to the sales organization in 2003. Although we expected revenues to decline in 2003, we also anticipated, and realized, higher gross margins as a result of those strategic changes.
     Cemetery gross profits increased 28.9% or $24.0 million in 2004 compared to 2003 and benefited from an increase in revenues and reductions in overhead costs, pension expenses and maintenance expenses. Cemetery gross profits in 2003 improved $15.5 million from 2002 due primarily to reductions in preneed selling costs from a number of changes made to the sales organization to increase effectiveness. The cemetery gross margin percentage grew to 18.9% in 2004 from 14.8% in 2003 and 11.6% in 2002.
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
     Pension income and expense, of which a portion is included in funeral and cemetery expenses and a portion in general and administrative expenses, is related to our frozen cash balance pension plan and its supplemental retirement plans for certain current and former employees. We recognized pension income of $0.3 million in 2004 compared to pension expense of $17.6 million and pension expense of $6.7 million in 2002. The reduction in net pension expense in 2004 compared to 2003 and 2002 is primarily related to a change in accounting. Effective January 1, 2004, we changed the accounting for gains and losses on our pension plan assets and obligations to recognize such gains and losses as they are incurred. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of our pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. For further information regarding our pension plans, see note sixteen in Item 8 of this Form 10-K/A (Amendment No. 2).
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

(Dollars in thousands)	Expiration By Period
Commercial and Contingent Obligations	2005	2006 - 2007	2008 - 2009	Thereafter	Total
Surety obligations (1)	$258,349	$—	$—	$—	$258,349
Letters of credit (2)	66,985	—	—	—	66,985
Representations and warranties (3)	19,836	36,480	—	—	56,316

Total commercial and contingent obligations	$345,170	$36,480	$—	$—	$381,650

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
Preneed Funeral Activities
     Since preneed funeral services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral contracts be protected for the benefit of the customer pursuant to state or provincial law. Some or all of the funds may be required to be placed into trust accounts, or a surety bond may be posted in lieu of trusting (collectively “trust funded preneed funeral contracts”). Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral (“insurance funded preneed funeral contract”). Only certain of these customer funding options may be applicable in any given market we serve.
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

     Trust Funded Preneed Funeral Contracts: Where the state or provincial law requires that all or a portion of the funds collected from preneed funeral contracts be placed in trust accounts, the funds deposited into trust are invested by the independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines established by the Investment Committee of our Board of Directors. The trustees utilize professional investment advisors to select and monitor the money managers that make the individual investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of the preneed programs. State or provincial law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer.
     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of FIN 46R, the preneed funeral trust assets have been consolidated and are recorded in our consolidated balance sheet at market value in accordance with SFAS 115. Investment earnings on trust assets are generally accumulated in the trust and distributed as each preneed contract is either utilized upon the death of, or cancelled by, the customer. However, in certain states, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date. See the Critical Accounting Policies and Accounting Changes of Item 2 of this Form 10-K/A (Amendment No. 2) for additional information regarding the implementation of FIN 46R.
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
     If a customer cancels the trust funded preneed funeral contract, state or provincial law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at December 31, 2004, 2003 or 2002.
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
     In certain situations pursuant to state or provincial laws, we can post a surety bond as financial assurance for an amount that would otherwise be required to be deposited in trust accounts for trust funded preneed funeral contracts. See the Financial Assurances section within this Preneed Funeral and Cemetery Activities section for further details on our practice of posting such surety bonds. We believe the deferred revenues associated with preneed funeral bonded contracts exceed the expected cost of meeting our obligations to provide funeral services and merchandise for the outstanding preneed funeral bonded contracts, and our future operating cash flows will be sufficient to fulfill these contracts without use of the surety bonds. If the expected costs were to exceed the deferred revenues, we would be required to record a loss provision in our consolidated statement of operations.
     If a customer cancels the trust funded preneed funeral contract that has been bonded prior to death maturity, state or provincial law determines the amount of the refund owed to the customer. Because the funds have not been held in trust, there are no earnings to be refunded to the customer or us. We pay the customer refund out of our operating funds, which reduces working capital cash flow from operating activities.
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

	North America
	Funeral
	Twelve months ended
	December 31,
(Dollars in millions)	2004	2003
	(Restated)	(Restated)
Preneed Production:
Trust (including bonded)	$113.9	$99.7
Insurance (1)	238.6	237.7

Total	$352.5	$337.4

Preneed Production (number of contracts):
Trust (including bonded)	33,286	30,107
Insurance (1)	51,533	54,622

Total	84,819	84,729

Trust funded preneed funeral deferred selling costs	$15.1	$13.4

Insurance funded preneed funeral selling activity:
GA revenue	$28.3	$27.7
Direct expenses	26.7	23.9

Net activity	$1.6	$3.8

Death Maturity:
Previous preneed production included in current period revenues:
Trust	$161.7	$173.7
Insurance	197.2	165.8

	$358.9	$339.5

Amortization/recognition of trust funded preneed funeral deferred selling costs in current period	$9.3	$9.2

(1)	Amounts are not included in the consolidated balance sheet.
     The following table reflects the North America backlog of trust funded deferred preneed funeral contract revenues (market and cost basis) including amounts related to Non-controlling interest in funeral and cemetery trusts at December 31, 2004 and 2003. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of preneed funeral contract revenues at December 31, 2004 and 2003. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity.
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

	North America
	Funeral
	2004		2003
	(Restated)		(Restated)
(Dollars in millions)	Market	Cost	Market	Cost
Backlog of trust funded deferred preneed funeral revenues (1)	$1,475.9	$1,440.8	$1,491.4	$1,474.3
Backlog of insurance funded preneed funeral revenues (2)	$2,202.6	$2,202.6	$2,018.4	$2,018.4

Total backlog of preneed funeral revenues	$3,678.5	$3,643.4	$3,509.8	$3,492.7

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,165.8	$1,130.6	$1,146.0	$1,128.9
Insurance policies associated with insurance funded deferred preneed funeral revenues, net of estimated allowance for cancellation(2)	$2,202.6	$2,202.6	$2,018.4	$2,018.4

Total assets associated with backlog of preneed funeral revenues	$3,368.4	$3,333.2	$3,164.4	$3,147.3

Deferred selling costs associated with trust funded deferred preneed funeral revenues		$99.4		$95.4

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated cancellation allowance.

(2)	Insurance funded preneed funeral contracts are not included in the consolidated balance sheet.
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
     Because the services or merchandise will not be provided until some time in the future, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. As with trust funded preneed funeral contracts, the funds deposited into trust are invested by the independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines as established by the Investment Committee of our Board of Directors. The trustees utilize professional investment advisors to select and monitor the money managers that make the investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of the preneed programs. State or provincial law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer. In certain situations pursuant to state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing funds into trust accounts. See the Financial Assurances section within this Preneed Funeral and Cemetery Activities section for further details on our practice of posting such surety bonds.
     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of FIN 46R, the preneed cemetery trust investments have been consolidated in our balance sheet and are recorded at market value in accordance with SFAS 115. As we deposit the funds into trust, a corresponding amount is reclassified from Deferred cemetery contract revenues into Non-controlling interest in funeral and cemetery trusts. Investment earnings on trust assets are generally accumulated in the trust and distributed as each preneed contract item is delivered or cancelled. However, in certain states, the trustees are allowed to distribute a portion of the investment earnings to us before the preneed cemetery service or merchandise item is delivered (“distributable states”). Until delivered or cancelled, any investment earnings are attributed to the individual contract items. Recognition of the net investment earnings is independent of the timing of the receipt of the related cash flows, but generally will be the same in states that are not distributable states. See Critical Accounting Policies and Accounting Changes in Item 2 of this Form 10-K/A (Amendment No. 2) for additional information regarding the implementation of FIN 46R.
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
     If a preneed cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Based on our historical experience, we have included an allowance for cancellation for preneed cemetery contracts in Preneed cemetery receivables and trust investments and Deferred preneed cemetery revenues in our consolidated balance sheet. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed investment earnings and pay the customer any required refund. We retain any excess funds and recognize the amounts as cemetery revenues in our consolidated statement of operations. If we posted a surety bond in lieu of trusting for the cemetery merchandise and service items, any refund due to the customer is paid out of working capital cash flow from operating activities. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in preneed cemetery contracts being underfunded, we will assess these contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at December 31, 2004 or 2003.
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

	North America
	Cemetery
	Twelve months ended
	December 31,
(Dollars in millions)	2004	2003
	(Restated)	(Restated)
Deferral:
Total preneed cemetery production	$303.4	$327.9
Total atneed cemetery production	197.7	165.0

Total cemetery sales production	501.1	492.9
Less: Preneed property revenue recognized at date of sale (constructed cemetery interment rights where down payment was at least 10% of the sales price)	(104.5)	(100.2)
Less: Preneed property revenue accounted for as deposits held (cemetery interment rights where the down payment was less than 10%)	(36.9)	(35.3)
Less: Atneed property, merchandise and service revenue recognized at time of sale or service	(140.0)	(141.7)

Deferred preneed cemetery revenues	$219.7	$215.7

Deferred selling costs	$40.8	$42.0

Recognition:
Previously deferred preneed revenue included in current period revenues	$212.1	$221.3

Amortization/recognition of deferred selling costs in current period	$35.6	$36.4

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

	North America
	Cemetery
	2004		2003
	(Restated)		(Restated)
(Dollars in millions)	Market	Cost	Market	Cost
Backlog of deferred cemetery revenues (1)	$1,682.3	$1,605.4	$1,630.1	$1,581.3

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,237.4	$1,170.8	$1,093.1	$1,044.4

Deferred Selling costs		$209.3		$205.7

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet. Additionally, upon implementation of FIN 46R as of March 31, 2004, we recorded an increase of $43.5 million to Deferred preneed cemetery revenues in connection with the consolidation of certain cemeteries managed but not owned by us.
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

     When selling preneed funeral and cemetery contracts, we intend to post surety bonds where allowed by state law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the twelve months ended December 31, 2004 and 2003, we had $102.7 million and $90.8 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-K/A (Amendment No. 2) that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe”, “estimate”, “project”, “expect”, “anticipate”, or “predict” that indicate the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable: however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.
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
     The credit agreement also requires us to maintain certain financial ratios and satisfy other financial condition tests. During 2004, we executed a bank credit agreement replacing the previous agreement due to expire July 2005. The new bank credit facility provides us with greater flexibility in terms of acquisitions, dividends, and share repurchases. See note eleven to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2) for further information related to our bank credit facility.
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
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information presented below should be read in conjunction with notes twelve and thirteen to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
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
     At December 31, 2004, approximately 2% of our net investment and 23% of our operating income excluding Gains and impairment (losses) on dispositions, net, and Other operating expenses were denominated in foreign currencies. Approximately 13% of our net investment and 52% of our operating income, excluding Gains impairment (losses) on dispositions, net, and Other operating expenses, are denominated in foreign currencies, primarily the euro, at December 31, 2003. We do not have a significant investment in foreign operations that are in highly inflationary economies.
Marketable Equity and Debt Securities — Price Risk
     In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2004 are presented in notes five, six and seven to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2).
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
As discussed in Note two to the consolidated financial statements and Note three on the financial statement schedule, the Company restated its previously issued consolidated financial statements and financial statement schedule for the years ended December 31, 2004, 2003 and 2002.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Service Corporation International did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses relating to (A) revenue recognition on preneed cemetery contracts; (B) reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs; (C) lease accounting; (D) revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts; (E) use and control of pre-numbered manual contracts; (F) cash receipts; (G) approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable; (H) cash disbursements at the funeral and cemetery locations; (I) merchandise inventory; (J) the application of generally accepted accounting principles related to asset impairments and divestiture activities; (K) certain information technology program changes; (L) accretion revenue recorded upon maturity of certain preneed funeral contracts; and (M) communication and evaluation of information related to legal claims, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:
A.	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

B.	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

C.	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

D.	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by location management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

E.	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point-of-sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

F.	The Company did not maintain effective controls over the accuracy, completeness and safeguarding of cash receipts. Specifically, individual cash receipt documentation is not consistently prepared for all cash or check payments made by the customer, daily reconciliations of cash are not consistently reviewed by location personnel, and customer payments are not consistently secured at all times prior to deposit. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in misappropriation of Company assets and a misstatement of cash and accounts receivable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

G.	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the outstanding account balances at period-end to ensure appropriate follow up is performed or write-off of account balance is performed. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of accounts receivable and revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

H.	The Company did not maintain effective controls over the review of cash disbursements at the funeral and cemetery locations. Specifically, the Company did not maintain effective controls over the review by location management of disbursements made at those locations and by the corporate office in Houston on behalf of such locations in order to verify that all expenditures are accurate and reasonable. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are erroneous or not for legitimate business purposes or could result in a misstatement of accounts payable or expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

I.	The Company did not maintain effective controls over the existence, completeness and accuracy of merchandise inventory. Specifically, the Company did maintain effective controls over physical inventory counts at the funeral and cemetery locations. Inventory count sheets were not signed by individuals who performed and verified the counts. Also, in some instances, inventory counts were not conducted on a timely basis or the inventory counts by location personnel were not accurate. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in the misstatement of inventory and cost of sales that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

J.	The Company did not maintain effective controls over the accounting for capitalized covenant-not-to-compete agreements and the recording of asset impairments and divestitures related to the sale or disposition of locations in accordance with generally accepted accounting principles. Specifically, the Company failed to write off certain previously capitalized covenant-not-to-compete assets resulting in a misstatement of the gain or loss upon exiting locations and the ongoing amortization expense. Additionally, the Company did not maintain effective controls over the impairment or disposition of assets related to the sale of certain locations in the proper period. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements, as well as its quarterly financial data for all quarters of both 2004 and 2003. Furthermore, this control deficiency could result in the misstatement of gains and impairment (losses) on dispositions, property, plant and equipment and deferred charges and other assets that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

K.	The Company did not maintain effective controls over its information technology program change control procedures with respect to the Company’s point-of-sale system (HMIS) and associated interfaces. Specifically, the Company did not maintain effective controls to assess the impact of HMIS program changes to related interfaces and to adequately test the accuracy and performance of such program changes. This control deficiency contributed to the material weaknesses and restatement described in (B) and (L) herein. Additionally, this control deficiency could result in the misstatement of funeral revenues and of assets and liabilities associated with preneed funeral activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

L.	The Company did not maintain effective controls over the accuracy of preneed funeral trust income recorded upon the maturity of certain preneed funeral contracts. Specifically, the Company did not maintain effective controls over the posting of automated journal entries to the general ledger resulting in the entries being posted to the incorrect account. This control deficiency resulted in the restatement of the Company’s 2004 consolidated financial statements including an adjustment to the fourth quarter 2004 financial data. Additionally, this control deficiency could result in the misstatement of funeral revenues and of assets and liabilities associated with preneed funeral activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

M.	The Company did not maintain effective controls over the communication and evaluation by the legal department of information related to legal claims. Specifically, the legal department did not communicate information relevant to the complete and accurate recording of legal accruals in the proper period in accordance with generally accepted accounting principles. This control deficiency did not result in an adjustment to the Company’s 2004 annual or interim financial statements. However, this control deficiency did result in an adjustment detected by the auditor to the second quarter 2005 condensed consolidated financial statements. Additionally, this control deficiency could result in the misstatement of general and administrative expenses and accrued liabilities that would result in a misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Service Corporation International did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Service Corporation International has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
Management and we previously concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2004 because of the material weaknesses described in (A) – (I) above. In connection with the restatement of the Company’s consolidated financial statements described in the seventh paragraph of Note two to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weakness described in (B) above. Additionally, in connection with the restatement of the consolidated financial statements described in the eighth paragraph of Note two to the consolidated financial statements, management has determined that the material weaknesses described in (J) – (L) above also existed as of December 31, 2004. Further, management has also determined that the material weakness described in (M) above existed as of December 31, 2004. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include these material weaknesses.
PricewaterhouseCoopers LLP
Houston, Texas
March 31, 2005, except for the current period restatement described in Note two to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is October 27, 2005, and except for the restatement described in Note three on the financial statement schedule, as to which the date is April 7, 2005.

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
Revenues	$1,860,862	$2,338,062	$2,310,880
Costs and expenses	1,524,652	1,976,503	1,950,681

Gross profits	336,210	361,559	360,199

General and administrative expenses	(130,896)	(178,105)	(89,752)
Gains and impairment (losses) on dispositions, net	25,797	49,727	(163,152)
Other operating expense	—	(9,004)	(94,910)

Operating income	231,111	224,177	12,385

Interest expense	(118,188)	(138,625)	(157,973)
(Loss) gain on early extinguishment of debt	(16,770)	1,315	7,783
Other income, net	16,110	24,307	14,503

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	112,263	111,174	(123,302)
(Benefit) provision for income taxes	(5,659)	28,638	(38,992)

Income (loss) from continuing operations before cumulative effects of accounting changes	117,922	82,536	(84,310)
Income (loss) from discontinued operations (net of income tax benefit (provision) of $51,710, ($585) and ($448), respectively)	43,762	2,529	(14,768)
Cumulative effects of accounting changes (net of income tax benefit of $20,983, $0 and $11,234, respectively)	(47,556)	—	(135,560)

Net income (loss)	$114,128	$85,065	$(234,638)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes	$.37	$.28	$(.29)
Income (loss) from discontinued operations	.14	—	(.05)
Cumulative effects of accounting changes	(.15)	—	(.46)

Net income (loss)	$.36	$.28	$(.80)

Basic weighted average number of shares	318,737	299,801	294,533

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effects of accounting changes	$.36	$.27	$(.29)
Income (loss) from discontinued operations	.13	.01	(.05)
Cumulative effects of accounting changes	(.14)	—	(.46)

Net income (loss)	$.35	$.28	$(.80)

Diluted weighted average number of shares	344,675	300,790	294,533

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	December 31,
	2004	2003
	(Restated)	(Restated)
	Note 2	Note 2
ASSETS
Current assets:
Cash and cash equivalents	$287,785	$239,431
Receivables, net	102,622	229,839
Inventories	81,526	136,760
Current assets of discontinued operations	11,085	6,101
Other	50,945	61,146

Total current assets	533,963	673,277

Preneed funeral receivables and trust investments	1,267,784	1,080,108
Preneed cemetery receivables and trust investments	1,399,778	1,068,216
Cemetery property, at cost	1,509,599	1,523,114
Property and equipment, at cost, net	970,547	1,277,389
Non-current assets of discontinued operations	4,367	3,217
Deferred charges and other assets	621,561	742,160
Goodwill	1,169,040	1,195,422
Cemetery perpetual care trust investments	729,048	—

Total assets	$8,205,687	$7,562,903

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$221,877	$453,081
Current maturities of long-term debt	75,075	182,682
Current liabilities of discontinued operations	7,111	7,600
Income taxes	7,850	29,576

Total current liabilities	311,913	672,939

Long-term debt	1,178,885	1,519,189
Deferred preneed funeral revenues	498,571	1,464,218
Deferred preneed cemetery revenues	803,144	1,551,187
Deferred income taxes	276,572	415,208
Non-current liabilities of discontinued operations	58,225	53,930
Other liabilities	431,917	364,612
Non-controlling interest in funeral and cemetery trusts	2,092,881	—

Non-controlling interest in perpetual care trusts	704,912	—

Commitments and contingencies (note 14)

Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 323,225,352 and 302,039,871 issued and outstanding (net of 18,502,478 and 2,469,445 treasury shares at par)	323,225	302,040
Capital in excess of par value	2,395,057	2,274,664
Unearned compensation	(2,022)	—
Accumulated deficit	(829,244)	(943,372)
Accumulated other comprehensive loss	(38,349)	(111,712)

Total stockholders’ equity	1,848,667	1,521,620

Total liabilities and stockholders’ equity	$8,205,687	$7,562,903

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
Cash flows from operating activities:

Net income (loss)	$114,128	$85,065	$(234,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(43,762)	(2,529)	14,768
(Gains) loss on early extinguishments of debt	16,770	(1,315)	(7,783)
Cumulative effects of accounting changes, net of tax	47,556	—	135,560
Depreciation and amortization	145,136	161,316	179,551
Provision for deferred income taxes	19,786	4,039	105,093
(Gains) and impairment losses on dispositions, net	(25,797)	(49,727)	163,152
Other operating expense	—	9,004	94,910
Payments on restructuring charges	(14,000)	(14,155)	(12,806)
Litigation payments, net of recoveries	(164,566)	(30,782)	(13,014)
Other non-cash adjustments	(1,555)	148	1,990
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	46,014	(53,630)	3,022
Decrease (increase) in other assets	10,119	67,726	(31,920)
Increase in litigation accrual	60,800	99,420	7,512
(Decrease) increase in payables and other liabilities	(58,700)	94,683	(77,168)
Net effect of preneed funeral production and maturities	(20,989)	4,061	26,743
Net effect of preneed cemetery production and deliveries	(26,217)	986	(7,827)
Other	1,378	(3,163)	3,742

Net cash provided by operating activities from continuing operations	106,101	371,147	350,887
Net cash provided by operating activities from discontinued operations	1,704	2,961	1,285

Net cash provided by operating activities	107,805	374,108	352,172
Cash flows from investing activities:
Capital expenditures	(96,007)	(115,563)	(99,875)
Proceeds from divestitures and sales of property and equipment	57,749	76,577	76,292
Proceeds and distributions from joint ventures and equity investments, net of cash retained	328,428	73,940	291,794
Acquisitions, net of cash acquired	(1,807)	—	—
Payment of contingent obligations to former owners of acquired business	(51,749)	—	—
Net withdrawals (deposits) of restricted funds and other	53,185	(71,939)	58,883

Net cash provided by (used in) investing activities from continuing operations	289,799	(36,985)	327,094
Net cash used in investing activities from discontinued operations	(275)	(437)	(169)

Net cash provided by (used in) investing activities	289,524	(37,422)	326,925
Cash flows from financing activities:
Net decrease in borrowings under credit agreements	—	—	(29,061)
Payments of debt	(177,648)	(90,980)	(74,234)
Proceeds from long-term debt issued	241,444	—	—
Early extinguishments of debt	(313,778)	(200,349)	(307,232)
Settlement of debt-related options	—	—	(57,000)
Proceeds from exercise of stock options	10,605	—	—
Purchase of Company common stock	(110,258)	—	—
Bank overdrafts and other	—	(8,820)	(36,332)

Net cash used in financing activities from continuing operations	(349,635)	(300,149)	(503,859)
Net cash used in financing activities from discontinued operations	—	—	(1,623)

Net cash used in financing activities	(349,635)	(300,149)	(505,482)
Effect of foreign currency	660	2,269	(2,282)
Net increase in cash and cash equivalents	48,354	38,806	171,333
Cash and cash equivalents at beginning of period	239,431	200,625	29,292

Cash and cash equivalents at end of period	$287,785	$239,431	$200,625

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock,	excess of	Unearned	Accumulated	comprehensive
	shares	stock	par value	par value	compensation	deficit	loss	Total
						(Restated)	(Restated)	(Restated)
						Note 2	Note 2	Note 2
Balance at December 31, 2001	292,154	$294,656	$(2,502)	$2,246,055	$—	$(793,799)	$(291,221)	$1,453,189
Comprehensive loss:
Net loss						(234,638)		(234,638)
Other comprehensive income:
Foreign currency translation							43,772	43,772
Minimum pension liability adjustment, net							(7,202)	(7,202)
Reclassification for translation adjustments realized in net loss							47,479	47,479

Total other comprehensive income								84,049

Total comprehensive loss								(150,589)
Common Stock issued:
Stock option exercises and other	173	187	(14)	414				587
Contributions to employee 401(k)	4,683	4,683		13,467				18,150

Balance at December 31, 2002	297,010	299,526	(2,516)	2,259,936	—	(1,028,437)	(207,172)	1,321,337
Comprehensive income:
Net income						85,065		85,065
Other comprehensive income:
Foreign currency translation							92,504	92,504
Minimum pension liability adjustment, net							2,956	2,956

Total other comprehensive income								95,460

Total comprehensive income								180,525
Common Stock issued:
Stock option exercises and other	471	424	47	1,909				2,380
Contributions to employee 401(k)	4,559	4,559		12,819				17,378

Balance at December 31, 2003	302,040	304,509	(2,469)	2,274,664	—	(943,372)	(111,712)	1,521,620
Comprehensive income:
Net income						114,128		114,128
Other comprehensive income:
Foreign currency translation							(9,242)	(9,242)
Minimum pension liability adjustment, net							33,599	33,599
Reclassification for translation adjustments realized in net income, net							49,006	49,006

Total other comprehensive income								73,363

Total comprehensive income								187,491
Common Stock issued:
Stock option exercises and other	2,756	2,756		10,888				13,644
Contributions to employee 401(k)	2,692	2,000	692	15,435				18,127
Debenture conversions	32,034	32,034		185,120				217,154
Restricted stock award	428	428		2,483	(2,911)			—
Restricted stock amortization					889			889
Purchase of Company common stock	(16,725)		(16,725)	(93,533)				(110,258)

Balance at December 31, 2004	323,225	$341,727	$(18,502)	$2,395,057	$(2,022)	$(829,244)	$(38,349)	$1,848,667

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
NOTE TWO
Restatement of Financial Statements
Overview
     The Company has restated herein its previously issued consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and its unaudited quarterly financial data for each of the interim periods of 2004 and 2003. This restatement corrects errors related to (1) the Company’s recognition of income related to its preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, and (3) the computation of gains and losses on certain asset divestiture activities, including the write-off of certain covenant-not-to-compete agreements which should have been recognized in the Company’s 2002 consolidated financial statements.
     The Company previously restated its unaudited quarterly financial data for the first three quarters of 2004 by including such restated financial statements in its initial 2004 Form 10-K. Such errors related to (1) the recognition of deferred preneed cemetery contract revenues, (2) certain reconciliations of the Company’s preneed funeral and cemetery trust assets and deferred revenues, and (3) operating leases and other account reconciliations. At that time, the Company concluded that the net aggregate impact of such errors related to periods prior to January 1, 2004 was not material to its consolidated financial statements or to the first quarter of 2004, nor for any quarterly or annual period prior to January 1, 2004, and as a result, the Company recorded the net aggregate impact of such errors (a $416 increase to pre-tax income) in Other operating (expense) income as a correction of an immaterial error in the first quarter of 2004. However, in light of the material impact of the errors identified in the second quarter of 2005, as described in the previous paragraph, the Company has concluded that the Current Period Restatement should reflect the $416 net impact of these errors, previously reported as Other operating (expense) income, in the restatement of its prior period financial statements for the fiscal years ended 2004, 2003 and 2002, and the restatement of its unaudited quarterly financial data for each of the interim periods of 2004 and 2003.

Current Period Restatement
Preneed Funeral and Cemetery Trust Verification and Reconciliation Project
     During 2003, the Company began implementation of the revised Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46R), the preparation for the implementation of Section 404 of the Sarbanes Oxley Act, and the implementation of its new funeral and cemetery point-of-sale system. As a result of these events, the Company began a project to reconcile its preneed funeral and cemetery trust accounts and verify its preneed funeral and preneed cemetery contracts.
     The preneed funeral and cemetery trust verification and reconciliation project included three primary components: (1) the reconciliation of assets and deferred revenue related to preneed cemetery merchandise and service trusts; preneed funeral merchandise and service trusts; and cemetery perpetual care trusts, (2) the verification of approximately 430,000 preneed funeral contracts to determine if those contracts were appropriately included in the Company’s new point-of-sale system, and (3) the verification of each individual item on each preneed cemetery contract (approximately 3.6 million contract items) to determine if revenue was appropriately recognized at the time of delivery or at the time of service.
     As these projects progressed, the Company assessed their status and adjusted the applicable general ledger accounts accordingly. At December 31, 2003, June 30, 2004 and December 31, 2004, the Company made certain adjustments to its consolidated financial statements based on its best estimates at the time. These adjustments were based on statistical sampling methods which were influenced by the percentage of reconciliations and verifications completed at the location level and the expected error rate of such uncompleted verifications and reconciliations.
     By March 2005, the Company completed its examination of the 430,000 preneed funeral contracts and had also implemented the reconciliation procedures described above, which resulted in the identification of a significant number of reconciling items. In light of these reconciling items, the Company reevaluated previous adjustments related to these projects and the impact to previously issued financial statements. The Company determined that these adjustments had a material impact on its consolidated financial statements for the first three interim periods of 2004. As a result, the Company restated its unaudited quarterly financial data for the first three interim periods of 2004 in its original Form 10-K. The Company evaluated the materiality of these adjustments on its consolidated financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments was not material to the fiscal period ended 2004 or to any quarterly or annual period prior to January 1, 2004. As a result, the Company recorded the net aggregate effect of these adjustments ($416 increase to pretax income) in Other operating income (expense) in its restated first quarter 2004 financial statements as a correction of an error.
     During the first and second quarters of 2005, the Company continued to find and record reconciling items to its trust asset and deferred revenue detailed records. During the second quarter of 2005, the Company determined that certain of the reconciling items had been reflected improperly in its initial reconciliation process at December 31, 2004, which resulted in the identification of additional errors to the Company’s consolidated financial statements. The Company recorded a $1,600 charge in its first quarter 2005 consolidated financial statements for similar prior period adjustments arising from the aforementioned reconciliation process.
     Also during the second quarter of 2005, the Company identified other adjustments, one of which related to a point-of-sale system error that caused preneed funeral trust income accounts to be understated in the fourth quarter of 2004 by $1,570, and another of which related to improper computation of gains and losses on asset divestiture activities. In connection with the asset divestitures, the Company failed to write off certain covenant-not-to-compete agreements, which should have been recorded in the Company’s 2002 consolidated financial statements.
Operating Leases and Other Account Reconciliations
     The Company initiated a review of our accounting practices and determined that the Company should adjust its method of accounting for certain types of operating leases related primarily to the Company’s funeral home properties.
     Historically, the Company has recorded operating lease expense, related primarily to funeral home properties, over the initial lease term without regard to reasonably assured renewal options or fixed escalation provisions. The Company will now calculate its straight-line operating lease expense over the lease term (including certain renewal options and fixed escalation provisions, to the extent necessary) in accordance with SFAS 13, “Accounting for Leases”.
     During 2004, we also performed various other reconciliations. These reconciliations primarily resulted from the conversion of our point-of-sale system.
Materiality Assessment
     The Company evaluated the materiality of these adjustments (including the $1,600 charge recorded in the first quarter 2005 and the adjustments aggregating to $416 associated with the restatement of the first three interim periods of 2004 described above) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. The Company determined that the net effect of these adjustments ($7,000 charge to pretax income), which primarily related to periods prior to 2000, was not material to the Company’s previously reported consolidated financial statements for the periods described above; however, the Company determined that such impact was material to its second quarter 2005 consolidated financial statements. As a result, the Company has restated its 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for the first quarter of 2005 and all quarters of both 2004 and 2003. The effect of each of these restatement items is individually immaterial to net income and earnings per share for all periods presented.

Effect on Annual Periods
      The effect of these adjustments on the Company’s consolidated statement of operations for the years ended December 31, 2004, 2003 and 2002 is detailed below. We have also reflected the effects of this restatement in notes three, four, five, six, eight, ten, fifteen, seventeen, eighteen, nineteen, twenty and twenty-two.

(In thousands)

	For the year ended
	December 31, 2004
	As	As
	Reported	Restated
Revenues	$1,859,308	$1,860,862
Costs and expenses	1,524,810	1,524,652
Gross profits	334,498	336,210
Gains and impairment (losses) on dispositions, net	25,628	25,797
Operating income	229,646	231,111
Income from continuing operations before income taxes and cumulative effects of accounting changes	110,798	112,263
Benefit for income taxes	(6,213)	(5,659)
Cumulative effect of accounting changes, net	(47,074)	(47,556)
Net income	$113,699	$114,128
Earnings per share:
Basic — EPS	$.36	$.36
Diluted — EPS	$.35	$.35

	For the year ended		For the year ended
	December 31, 2003		December 31, 2002
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$2,328,425	$2,338,062	$2,312,439	$2,310,880
Costs and expenses	1,966,460	1,976,503	1,950,430	1,950,681
Gross profits	361,965	361,559	362,009	360,199
Gains and impairment (losses) on dispositions, net	49,366	49,727	(161,510)	(163,152)
Operating income	224,222	224,177	15,837	12,385
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	111,219	111,174	(119,850)	(123,302)
Provision (benefit) for income taxes	28,666	28,638	(37,692)	(38,992)
Net income (loss)	$85,082	$85,065	$(232,486)	$(234,638)
Earnings (loss) per share:
Basic — EPS	$.28	$.28	$(.79)	$(.80)
Diluted — EPS	$.28	$.28	$(.79)	$(.80)
     The effect of the restatement of our previously reported consolidated balance sheet as of December 31, 2004 and 2003 is as follows:

	December 31, 2004		December 31, 2003
	As	As	As	As
	Reported	Restated	Reported	Restated
Selected consolidated balance sheet data:
Receivables, net of allowances	$102,156	$102,622	$229,839	$229,839
Total current assets	533,497	533,963	673,324	673,277
Preneed funeral receivables and trust investments	1,264,600	1,267,784	1,229,765	1,080,108
Preneed cemetery receivables and trust investments	1,402,750	1,399,778	1,083,035	1,068,216
Deferred charges and other assets	618,565	621,561	738,011	742,160
Total assets	8,199,196	8,205,687	7,725,204	7,562,903
Deferred preneed funeral revenues	486,191	498,571	1,612,347	1,464,218
Deferred preneed cemetery revenues	801,065	803,144	1,575,352	1,551,187
Deferred income taxes	279,474	276,572	418,375	415,208
Non-controlling interest in funeral and cemetery trusts	2,095,852	2,092,881	—	—
Accumulated deficit	824,364	829,244	938,063	943,372
Total stockholders’ equity	1,853,576	1,848,667	1,526,958	1,521,620
Total liabilities and stockholders’ equity	8,199,196	8,205,687	7,725,204	7,562,903

Effect of Restatement on Quarterly Information
     The effect of these adjustments on the Company’s quarterly financial data for each of the four quarters in both 2004 and 2003 is presented below. As discussed above, the quarterly financial data for the first three interim periods of 2004 has been further restated in connection with this restatement.
(In thousands)

	Three months ended		Three months ended
	December 31, 2004		September 30, 2004
	(Unaudited)		(Unaudited)
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$433,226	$435,064	$404,557	$404,731
Costs and expenses	358,180	358,141	334,463	334,422
Gross profits	75,046	76,923	70,094	70,309
Gains and impairment (losses) on dispositions, net	(7,390)	(7,224)	(3,281)	(3,281)
Operating income	37,107	39,150	41,515	41,730
Income from continuing operations before income taxes	16,939	18,982	18,196	18,411
(Benefit) provision for income taxes	(560)	205	4,739	4,819
Net income	$25,886	$27,164	$13,741	$13,876
Earnings per share:
Basic — EPS	$.08	$.08	$.04	$.04
Diluted — EPS	$.08	$.08	$.04	$.04

	Three months ended		Three months ended
	June 30, 2004		March 31, 2004
	(Unaudited)		(Unaudited)
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$432,103	$432,368	$589,422	$588,699
Costs and expenses	359,058	359,019	473,109	473,070
Gross profits	73,045	73,349	116,313	115,629
Gains and impairment (losses) on dispositions, net	1,517	1,517	34,782	34,785
Operating income	50,534	50,838	100,490	99,393
Income from continuing operations before income taxes and cumulative effects of accounting changes	1,407	1,711	74,256	73,159
Benefit for income taxes	(7,017)	(6,904)	(3,375)	(3,779)
Net income	$42,761	$42,952	$31,311	$30,136
Earnings per share:
Basic — EPS	$.14	$.14	$.10	$.10
Diluted — EPS	$.14	$.14	$.10	$.10

	Three months ended		Three months ended
	December 31, 2003		September 30, 2003
	(Unaudited)		(Unaudited)
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$599,088	$604,780	$566,461	$568,853
Costs and expenses	515,659	522,419	497,515	498,910
Gross profits	83,429	82,361	68,946	69,943
Gains and impairment (losses) on dispositions, net	43,953	43,690	(1,452)	524
Operating income	52,451	51,120	14,719	17,692
(Loss) income from continuing operations before income taxes	28,747	27,416	(8,722)	(5,749)
Benefit for income taxes	(1,149)	(1,650)	(3,331)	(2,209)
Net income (loss)	$30,420	$29,590	$(4,732)	$(2,881)
Earnings (loss) per share:
Basic — EPS Diluted —	$.10	$.10	$(.02)	$(.01)
EPS	$.10	$.10	$(.02)	$(.01)

	Three months ended		Three months ended
	June 30, 2003		March 31, 2003
	(Unaudited)		(Unaudited)
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$584,050	$584,553	$578,826	$579,876
Costs and expenses	489,418	489,839	463,868	465,335
Gross profits	94,632	94,714	114,958	114,541
Gains and impairment (losses) on dispositions, net	(2,469)	(3,884)	9,334	9,397
Operating income	54,171	52,838	102,881	102,527
Income from continuing operations before income taxes and cumulative effects of accounting changes	21,082	19,749	70,112	69,758
Provision for income taxes	7,008	6,494	26,138	26,003
Net income	$15,308	$14,489	$44,086	$43,867
Earnings per share:
Basic — EPS	$.05	$.05	$.15	$.15
Diluted — EPS	$.05	$.05	$.14	$.14

NOTE THREE
Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     The consolidated financial statements include the accounts of SCI and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
     General agency revenues. The Company has reported general agency (GA) revenues as funeral revenues for all periods presented. GA revenues are commissions the Company receives from third party insurance companies when customers purchase insurance contracts from such third party insurance companies to fund funeral services and merchandise at a future date. These insurance commissions are based on a percentage per contract sold and are recognized when the insurance purchase transaction between the customer and third party insurance provider has been completed. Historically, the Company recognized GA revenues as a reduction to selling expense in the consolidated statement of operations based on the view that it was being reimbursed for the expenses it incurred in connection with the sale of life insurance policies used to fund preneed funerals. The Company determined GA revenues are more appropriately reflected as revenues than as a reduction of expenses based on the guidance set forth in EITF 01-14, “Reimbursement of “Out of Pocket” Expenses” as the Company has the primary obligation to pay its sales counselors and has the discretion to select its sales counselors. Therefore, the Company reclassified these GA revenues as revenues in 2003.
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
     During the second quarter of 2002, the Company decided to implement new information technology systems, including a new North America point of sale system and an upgraded general ledger system. As a result of this decision, the Company accelerated amortization of its existing capitalized systems costs beginning in the second quarter of 2002 to reflect the remaining estimated useful lives of these existing systems. These existing systems were fully amortized by the conclusion of the third quarter of 2003. The Company capitalized application development stage costs associated with the new system implementation in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). The new point of sale system replaced three separate contract entry systems between the fourth quarter of 2003 and the third quarter of 2004. At December 31, 2004 the new point of sale system is fully implemented and functioning as intended. The Company began amortizing such costs upon implementation of this new system in the fourth quarter of 2003 at which time the old systems were fully amortized. The Company recognized additional amortization related to this change in estimate of approximately $13,800 and $13,500 in the years ended December 31, 2003 and 2002, respectively. This change in estimate impacted net income by approximately $8,694, or diluted income per share of $.03 in 2003 and impacted net loss by approximately $8,500, or diluted loss per share of $.03 in 2002.
Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventories and Cemetery Property
     Funeral merchandise and cemetery burial property and merchandise are stated at the lower of average cost or market. Inventory costs are primarily relieved using specific identification.
Property and Equipment, net
     Property and equipment, net are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is provided using the straight line method over the estimated useful lives of the various classes of assets. Property is depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation expense related to property, plant and equipment totaled $60,647, $80,214 and $90,082 for the twelve months ended December 31, 2004, 2003 and 2002, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations.
Operating Leases
     The Company operates in leased facilities primarily related to funeral home properties. Lease terms generally range from one to 35 years with options to renew at varying terms. The Company calculates operating lease expense using the straight line method prescribed by generally accepted accounting principles. The Company considers reasonably assured renewal options and fixed escalation provisions in its calculation. For more information related to operating leases, see footnote fourteen to these consolidated financial statements.
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

Deferred Selling Costs
     The Company defers selling costs that vary with and are primarily related to the acquisition of preneed funeral (trust funded only) and preneed cemetery contracts, and to expense such costs in proportion to the revenue recognized. This deferral, which is calculated based on deferral rates discussed below, and amortization model follows the provisions of SFAS 60, “Accounting and Reporting by Insurance Enterprises” (SFAS 60). The selling costs subject to deferral are the pool of compensation expense and related fringe costs incurred by the Company’s sales counselors and sales managers. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurement costs, brochures and marketing materials, advertising and general administrative costs) are expensed as incurred.
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
     The deferred selling costs are expensed in proportion to the revenue when recognized (proportionate method). This is determined annually by the ratio of the unamortized deferred selling costs (funeral, cemetery interment rights, cemetery merchandise and cemetery services) to the associated deferred revenue, and systematically applying this ratio against the deferred selling cost accounts as the applicable revenues are recognized.
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
     During the second quarter of 2004, the Company committed to a plan to divest its funeral and cemetery operations in Argentina and Uruguay. Upon this triggering event, in June 2004, the Company tested these operations for impairment in accordance with SFAS 144. As a result of this impairment test, the Company recorded an impairment charge of $15,189 in its second quarter 2004 consolidated financial statements. At December 31, 2003, the Company had no recorded goodwill associated with Argentina and Uruguay. As a result, the Company did not perform a SFAS 142 test in 2003 for these operations.
     In January 2002, the Company ceased depreciation of certain operating assets held for sale (which primarily included assets in France and Chile). The Company later determined that transactions to sell or joint venture these assets would be delayed. As a result, the Company resumed normal depreciation of those assets held in France and Chile in the third quarter of 2002. In January 2003, the Company once again classified the France operating assets held for sale and ceased depreciation. In 2004, the Company sold its funeral operations in France and then purchased a 25% equity interest in the acquiring company.
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

     If the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at their grant dates, net income (loss) and earnings (loss) per share would have changed for the years ended December 31 to the following pro forma amounts:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Net income (loss)	$114,128	$85,065	$(234,638)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(3,220)	(6,720)	(13,537)

Pro forma net income (loss)	$110,908	$78,345	$(248,175)

Basic net earnings (loss) per share	$.36	$.28	$(.80)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.01)	(.02)	(.04)

Pro forma basic net earnings (loss) per share	$.35	$.26	$(.84)

Diluted net earnings (loss) per share	$.35	$.28	$(.80)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.01)	(.02)	(.04)

Pro forma diluted net earnings (loss) per share	$.34	$.26	$(.84)

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
NOTE FOUR
New Accounting Pronouncements and Accounting Changes
Other Than Temporary Impairments
     In March 2004, the Financial Accounting Standards Board (FASB) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted the disclosure provisions of EITF 03-1 during the period ended June 30, 2004. The adoption of the measurement and recognition provisions are not expected to have a material impact on the consolidated financial statements, results of operations, financial position, or cash flows of the Company.
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
     In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company is in the process of evaluating whether it will repatriate earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated; therefore, as provided for in FAS 109-2, deferred tax liabilities have not been adjusted. The Company estimates the range of possible amounts of unremitted earnings under consideration is between $0 and $2,276. If the maximum amount of $2,276 were to be repatriated, the Company would accrue tax expense of approximately $434.
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
     Beginning March 31, 2004, the Company recognizes net realized investment earnings of the merchandise and service trusts and perpetual care trusts, as well as the related trustee investment expenses and taxes, within Other income, net. The Company then recognizes a corresponding expense within Other income, net representing the net realized earnings of those trusts that are attributable to the non-controlling interest holders. The corresponding credit for this expense is reflected in the Company’s consolidated balance sheet in Non-controlling interest in funeral and cemetery trusts for merchandise and service trusts or Non-controlling interest in perpetual care trusts for cemetery perpetual care trusts. The sum of these expenses recorded in Other income, net offsets the net realized earnings of such trusts also recognized within Other income, net. Accordingly, the Company’s net income in the consolidated statement of operations is not affected by consolidation of the trusts in accordance with FIN 46R.
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
     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale by the Company under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive loss in the Company’s consolidated balance sheet. Using the guidance in EITF Topic D-41, “Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115” (Topic D-41), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on the Company’s Accumulated other comprehensive income (loss) is disclosed in note fifteen of the consolidated financial statements. However, the Company’s Accumulated other comprehensive income (loss) on the face of the balance sheet is ultimately not affected by consolidation of the trusts.
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
     Consolidation of Certain Cemeteries: Prior to December 31, 2003, the Company operated certain cemeteries in Michigan which the Company managed but did not own. During the Company’s evaluation of FIN 46R, the Company evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by the Company in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, the Company receives the majority of the cash flows from these cemeteries. Additionally, the Company absorbs the majority of these cemeteries’ expected losses and receives a majority of the cemeteries’ residual returns. As a result, the Company determined itself to be the primary beneficiary of these cemeteries and determined the long-term sales, accounting, and cash management agreement to be a variable interest as defined by FIN 46R. Given the circumstances above, the Company consolidated such cemeteries at March 31, 2004. The Company recognized an after tax charge of $13,957, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in the Company’s consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on the Company’s reported results of operations.
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

	Twelve months ended			Twelve months ended
	December 31, 2003			December 31, 2002
		Net			Net
		pension			pension
		gains			losses
	Historical	(1)	Pro forma	Historical	(1)	Pro forma
	(Restated)		(Restated)	(Restated)		(Restated)
	Note 2		Note 2	Note 2		Note 2
Income (loss) from continuing operations before cumulative effect of accounting change	$82,536	$12,719	$95,255	$(84,310)	$(4,619)	$(88,929)
Net income (loss)	$85,065	$12,719	$97,784	$(234,638)	$(4,619)	$(239,257)
Amounts per common share:
Net income (loss) — basic	$.28	$.05	$.33	$(.80)	$(.01)	$(.81)
Net income (loss) — diluted	$.28	$.05	$.33	$(.80)	$(.01)	$(.81)

(1)	This represents pension gains and losses that would have been recognized under the new method of pension accounting adopted on January 1, 2004. As a result of this change in accounting, the Company now recognizes actual gains and losses in plan assets and obligations in its consolidated statement of operations as such gains and losses are incurred as disclosed in our filings
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

Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust assets and customer receivables related to unperformed, price-guaranteed trust funded preneed funeral contracts. The components of Preneed funeral receivables and trust investments in the Company’s consolidated balance sheet at December 31 are as follows:

	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Receivables due from trust assets, at cost	$—	$1,062,696
Trust investments, at market	1,128,000	—
Receivables from customers	154,016	179,038

	1,282,016	1,241,734
Allowance for cancellation	(14,232)	(161,626)

Preneed funeral receivables and trust investments	$1,267,784	$1,080,108

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
     The activity in Preneed funeral receivables and trust investments for the years ended December 31 is as follows:

	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Beginning balance — Preneed funeral receivables and trust investments	$1,080,108	$1,340,518
Net sales	104,259	94,942
Cash receipts from customers	(94,522)	(107,424)
Deposits to trust	67,527	41,646
Dispositions of businesses	(9,323)	(12,932)
Net undistributed investment earnings (losses)	39,479	(16,206)
Maturities and distributed earnings	(122,212)	(150,496)
Change in cancellation allowance	2,593	(11,923)
Adoption of FIN 46R:
Change in cancellation allowance	144,801	—
Record trust investments at market	49,054	—
Reclassification of debt associated with certain trust investments	32,109	—
Trust reconciliations adjustments	(2,280)	(50,991)
Effect of foreign currency and other	(23,809)	(47,026)

Ending balance — Preneed funeral receivables and trust investments	$1,267,784	$1,080,108

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

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
	(Restated)			(Restated)
	note 2			note 2
Cash and cash equivalents	$57,730	$—	$—	$57,730
Fixed income securities:
U.S. Treasury	86,694	2,883	(191)	89,386
Foreign government	73,073	1,238	(37)	74,274
Corporate	9,585	490	(21)	10,054
Mortgage-backed	125,144	5,740	(414)	130,470
Insurance-backed	238,204	—	—	238,204
Asset-backed and other	3,179	150	(9)	3,320
Equity securities:
Common stock	275,569	13,510	(1,003)	288,076
Mutual funds:
Equity	112,332	12,195	(287)	124,240
Fixed income	50,237	432	(156)	50,513
Private equity and other	57,633	4,100	—	61,733

Trust investments	$1,089,380	$40,738	$(2,118)	$1,128,000

Market value as of a percentage of cost				104%

     Maturity dates of the fixed income securities range from 2005 to 2041. Maturities of fixed income securities at December 31, 2004 are estimated as follows:

Market
Due in one year or less	$72,722
Due in one to five years	141,930
Due in five to ten years	59,670
Thereafter	271,386

$545,708

     During the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities included in trust investments were $951,663 and $1,019,075, respectively. These transactions resulted in $89,500 and $56,852 of realized gains and realized losses, respectively for the nine months ended December 31, 2004. The Company uses the first in, first out (FIFO) method to determine the cost of funeral trust available-for-sale securities sold during the period.
     Earnings from these trust investments are recognized in current funeral revenues when the service is performed, merchandise is delivered, or upon cancellation for the amount the Company is entitled to retain. Recognized earnings related to these trust investments were $35,477, $25,487, and $35,318 for the twelve months ended December 31, 2004, 2003, and 2002, respectively.

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
     The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31:

	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Beginning balance — Deferred preneed funeral revenues	$1,464,218	$1,711,319
Net sales	97,611	63,301
Dispositions of businesses	(19,014)	(15,836)
Net investment earnings	37,219	(15,975)
Maturities and associated earnings	(138,820)	(173,697)
Change in cancellation allowance	(6,179)	(11,923)
Change in non-controlling interest	137,236	—
Effect of foreign currency and other	(28,547)	(49,533)
Adoption of FIN 46R:
Change in cancellation allowance	135,313	—
Record trust investments at market	49,054	—
Reclassification of non-controlling interest	(1,229,520)	—
Trust reconciliation adjustments	—	(43,438)

Ending balance — Deferred preneed funeral revenues	$498,571	$1,464,218

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

	December 31, 2004	December 31, 2003
	(Restated)	(Restated)
	note 2	note 2
Receivables due from trust assets, at cost	$—	$847,446
Trust investments, at market	1,030,429	—
Receivables from customers	483,945	522,079
Unearned finance charges	(75,488)	(75,785)

	1,438,886	1,293,740
Allowance for cancellation	(39,108)	(225,524)

Preneed cemetery receivables and trust investments	$1,399,778	$1,068,216

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
     The activity in Preneed cemetery receivables and trust investments for the years ended December 31 is as follows:

	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Beginning balance — Preneed cemetery receivables and trust investments, net	$1,068,216	$1,149,861
Net sales including deferred and recognized revenue	337,710	364,913
Dispositions of businesses	(21,531)	(10,806)
Net investment earnings	32,869	5,468
Cash receipts from customers, net of refunds	(385,350)	(455,043)
Deposits to trust	128,536	127,249
Maturities, deliveries and associated earnings	(120,216)	(117,605)
Change in cancellation allowance	17,772	(17,466)
Adoption of FIN 46R:
Change in cancellation allowance	169,728	—
Record trust investments at market	77,169	—
Reclassification of debt associated with certain trust investments	27,680	—
Consolidation of not-for-profit cemeteries	49,226	—
Effect of foreign currency and other	17,969	21,645

Ending balance — Preneed cemetery receivables and trust investments, net	$1,399,778	$1,068,216

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

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
	(Restated)			(Restated)
	note 2			note 2
Cash and cash equivalents	$123,311	$—	$—	$123,311
Fixed income securities:
U.S. Treasury	91,189	7,944	(93)	99,040
Foreign government	14,970	893	—	15,863
Corporate	13,072	1,076	(13)	14,135
Mortgage-backed	191,283	16,732	(215)	207,800
Asset-backed and other	20,320	1,806	(21)	22,105
Equity securities:
Common stock	253,340	24,048	(322)	277,066
Mutual funds:
Equity	153,364	20,886	(107)	174,143
Fixed income	46,525	1,278	(316)	47,487
Private equity and other	46,125	3,354	—	49,479

Trust investments	$953,499	$78,017	$(1,087)	$1,030,429

Market value as a percentage of cost				108%

     Maturity dates of the fixed income securities range from 2005 to 2041. Maturities of fixed income securities at December 31, 2004 are estimated as follows:

Market
(Restated)
note 2
Due in one year or less	$34,553
Due in one to five years	61,312
Due in five to ten years	80,842
Thereafter	182,236

$358,943

     During the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities included in trust investments were $837,867 and $829,290, respectively. These sale transactions resulted in $80,987 and $62,368 of realized gains and realized losses, respectively for the nine months ended December 31, 2004. The Company uses the FIFO method to determine the cost of cemetery trust available-for-sale securities sold during the period.
     Earnings from these trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered or upon cancellation for the amount the Company is entitled to retain. Recognized earnings related to these trust investments were $7,949, $9,358 and $7,617 for the twelve months ended December 31, 2004, 2003 and 2002, respectively.
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

     The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Beginning balance — Deferred preneed cemetery revenues, net	$1,551,187	$1,617,594
Net preneed and atneed deferred sales	256,635	215,660
Dispositions of businesses	(17,636)	(43,106)
Net investment earnings	35,748	14,688
Maturities, deliveries and associated earnings	(269,771)	(232,335)
Change in cancellation allowance	(12,946)	(18,718)
Change in non-controlling interest	(74,902)	—
Effect of foreign currency and other	(29)	(2,596)
Adoption of FIN 46R:
Change in cancellation allowance	141,502	—
Record trust investments at market	75,590	—
Reclassification to non-controlling interest	(925,685)	—
Consolidation of not-for-profit cemeteries	43,451	—

Ending balance — Deferred preneed cemetery revenues, net	$803,144	$1,551,187

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

$332,841

     During the nine months ended December 31, 2004 (subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities in the perpetual care trusts were $754,446 and $771,791, respectively. These sales transactions resulted in $34,430 and $9,092 of realized gains and realized losses, respectively. The Company uses the FIFO method to determine the cost of perpetual care trusts available-for-sale securities sold during the period.
     Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $32,519, $31,018, and $24,676 for the twelve months ended December 31, 2004, 2003, and 2002, respectively.
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

				Cemetery
	Preneed	Preneed		perpetual
	funeral	cemetery	Total	care
	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Trust investments, at market value	$1,128,000	$1,030,429	$2,158,429	$729,048
Less:
Debt associated with certain trust investments	31,800	27,367	59,167	17,759
Accrued trust operating payables, deferred taxes and other	3,906	2,475	6,381	6,377

	35,706	29,842	65,548	24,136

Non-controlling interest	$1,092,294	$1,000,587	$2,092,881	$704,912

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

			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
Realized gains	$89,500	$80,987	$34,430	$—	$204,917
Realized losses	(56,852)	(62,368)	(9,092)	—	(128,312)
Interest, dividend and other ordinary income	13,709	18,622	26,456	—	58,787
Trust expenses and income taxes	(5,775)	(7,422)	(7,282)	—	(20,479)

Net trust investment income	40,582	29,819	44,512	—	114,913
Interest expense related to non- controlling interest in funeral and cemetery trust investments	(40,582)	(29,819)	—	—	(70,401)
Interest expense related to non- controlling interest in perpetual care trust investments	—	—	(44,512)	—	(44,512)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	16,110	16,110

Total other income, net	$—	$—	$—	$16,110	$16,110

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
     Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes for the years ended December 31 is as follows:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
United States	$66,041	$5,765	$(195,567)
Foreign	46,222	105,409	72,265

	$112,263	$111,174	$(123,302)

     Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
Current:
United States	$(27,916)	$2,050	$(127,426)
Foreign	3,257	18,243	(15,161)
State and local	(786)	4,306	(1,498)

	$(25,445)	$24,599	$(144,085)

Deferred:
United States	$10,124	$1,224	$85,434
Foreign	12,358	7,865	21,744
State and local	(2,696)	(5,050)	(2,085)

	$19,786	$4,039	$105,093

	$(5,659)	$28,638	$(38,992)

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

     The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended December 31 were as follows:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Computed tax provision (benefit) at the applicable federal statutory income tax rate	$39,292	$38,911	$(43,156)
State and local taxes, net of federal income tax benefits	(2,263)	(484)	(2,329)
Dividends received deduction and tax exempt interest	(588)	(471)	(638)
Foreign jurisdiction tax differences	564	(5,905)	(8,332)
Foreign net operating loss utilization	—	—	(9,811)
Write down of assets and other losses with no tax benefit	(6,915)	119	28,554
Tax benefit associated with dispositions	(34,297)	(3,350)	—
Other	(1,452)	(182)	(3,280)

(Benefit) provision for income taxes	$(5,659)	$28,638	$(38,992)

Total effective tax rate	(5.0)%	25.8%	31.6%

     Deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Inventories and cemetery property, principally due to purchase accounting adjustments	$403,008	$420,996
Property, plant and equipment, principally due to depreciation and to purchase accounting adjustments	27,418	96,674
Goodwill, principally due to amortization	38,566	24,026
Receivables, principally due to sales of cemetery interment rights and related products	66,229	1,482
Deferred taxes in other comprehensive income	—	38,388
Other	50,128	105,274

Deferred tax liabilities	585,349	686,840

Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	(110,939)	(112,558)
Accrued liabilities	(68,604)	(119,174)
Loss and tax credit carry-forwards	(180,122)	(109,113)

Deferred tax assets	(359,665)	(340,845)

Valuation allowance	43,908	35,859

Net deferred income taxes	$269,592	$381,854

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

			Maximum Potential	Carrying
	Contractual		Amount of Future	Value of
	Obligation	Time Limit	Payments	December 31, 2004
Tax reserve liability	$18,610	December 31, 2007	2004 €125 Million	$17,200
			2005 €100 Million
			2006 €30 Million
Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	6,775
Employee litigation provision	6,512	December 31, 2006 (for all claims other than those relating to tax and social security matters) one month after expiration of the statutory period of limitations for tax and social security matters.	(2)	6,512
VAT taxes	3,882	One month after the expiration of statutory period of limitations	(1)	3,882
Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	3,381

Total	$40,150			$37,750

Less: Deductible of majority equity owner	(4,382)			(4,382)

	$35,768			$33,368

(1)	The potential maximum exposure for these two items combined is €20 million.

(2)	The potential maximum exposure for these two items combined is €40 million.
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
     T. Rowe Price Balanced Fund, Inc., et al v. Service Corporation International, et al; No. 2004-629637; In the 270 th Judicial District Court, Harris County, Texas, filed June 7, 2004. On December 20, 2004, the Company announced that it had reached a settlement of the securities lawsuit filed by T. Rowe Price and various of its related entities pending against the Company and certain of its current and former officers. T. Rowe Price had opted out of the previously announced settlement of the securities class action lawsuit that had been pending against the Company since January 1999. T. Rowe Price filed a separate lawsuit in Texas state court in June 2004.
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
     The following tables set forth certain stock option information:

		Weighted
		average
	Options	exercise price
Outstanding at December 31, 2001	29,949,264	$13.18
Granted	5,699,100	4.32
Exercised	(42,633)	4.38
Canceled	(2,820,584)	12.51

Outstanding at December 31, 2002	32,785,147	$11.63
Granted	—	—
Exercised	(382,295)	3.70
Canceled	(1,303,735)	25.67

Outstanding at December 31, 2003	31,099,117	$10.77
Granted	655,650	6.81
Exercised	(2,556,573)	4.06
Canceled	(1,526,678)	15.75

Outstanding at December 31, 2004	27,671,516	$10.77

Exercisable at December 31, 2002	18,978,664	$14.81

Exercisable at December 31, 2003	23,629,825	$10.76

Exercisable at December 31, 2004	25,423,111	$11.14

	Options outstanding			Options exercisable
		Weighted-
	Number	average		Number
	outstanding at	remaining	Weighted-	Exercisable at	Weighted-
Range of	December 31,	contractual	average	December 31,	average
Exercise price	2004	life	Exercise price	2004	Exercise price
$0.00 — 4.00	8,559,568	3.9	$3.39	8,052,619	$3.42
4.01 — 6.00	5,776,247	3.9	4.83	4,781,241	4.78
6.01 — 9.00	3,778,400	3.7	6.68	3,136,950	6.66
9.01 — 15.00	2,961,388	2.5	13.75	2,961,388	13.75
15.01 — 21.00	2,554,078	2.5	18.94	2,554,078	18.94
21.01 — 38.00	4,041,835	0.9	31.35	3,936,835	31.17

$0.00 — 38.00	27,671,516	3.2	$10.77	25,423,111	$11.14

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

Accumulated Other Comprehensive Loss
     The Company’s components of accumulated other comprehensive loss at December 31 are as follows:

	Foreign			Accumulated
	currency	Minimum	Unrealized	other
	translation	pension liability	gains and	comprehensive
	adjustment	adjustment	losses	loss
	(Restated)			(Restated)
	note 2			note 2
Balance at December 31, 2001	$(261,868)	$(29,353)	$—	$(291,221)
Activity in 2002	43,772	(7,202)	—	36,570
Reclassification for translation adjustment realized in net loss	47,479	—	—	47,479

Balance at December 31, 2002	$(170,617)	$(36,555)	—	$(207,172)
Activity in 2003	92,504	2,956	$—	95,460

Balance at December 31, 2003	$(78,113)	$(33,599)	—	$(111,712)
Activity in 2004	(9,242)	33,599	—	24,357
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(9,370)	(9,370)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	9,370	9,370
Reclassification for translation adjustment realized in net income	49,006	—	—	49,006

Balance at December 31, 2004	$(38,349)	$—	$—	$(38,349)

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
     The components of net periodic benefit cost for the years ended December 31 were as follows:

	2004	2003	2002
Service cost — benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	8,826	9,897	9,824
Return on plan assets	(10,690)	(6,808)	(8,539)
Settlement/curtailment charge	—	352	—
Amortization of prior service cost	183	183	197
Recognized net actuarial loss	1,359	7,586	4,834

	$(322)	$11,210	$6,316

Cumulative effect of accounting change	54,873	—	—

	$54,551	$11,210	$6,316

     The plans’ funded status at December 31 were as follows (based on valuations as of September 30):

	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$144,413	$142,842
Interest cost	8,825	9,897
Settlement charge	—	(16,145)
Actuarial loss	739	14,796
Benefits paid	(19,615)	(6,977)

Benefit obligation at end of year	$134,362	$144,413

Change in Plan Assets:
Fair value of plan assets at beginning of year	$74,309	$77,461
Actual return on plan assets	10,689	13,263
Employer contributions	23,787	6,989
Settlement charge	—	(12,692)
Benefits paid	(20,235)	(10,712)

Fair value of plan assets at end of year	$88,550	$74,309

Funded status of plan	$(45,812)	$(70,105)
Unrecognized actuarial loss	—	54,873
Unrecognized prior service cost	990	1,173

Net amount recognized in the Consolidated Balance sheet	$(44,822)	$(14,059)

Funding Summary:
Projected benefit obligations	$134,362	$144,413
Accumulated benefit obligation	$134,362	$144,413
Fair value of plan assets	$88,550	$74,309

Amounts recognized in the Consolidated Balance Sheet:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(45,812)	(70,105)
Intangible asset	990	1,173
Accumulated other comprehensive loss	—	54,873

Net amount recognized in the Consolidated Balance sheet	$(44,822)	$(14,059)

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

Ranges
Large cap equity (value and growth)	10% — 25%
Small gap growth	5% — 10%
International equity	5% — 10%
Fixed income core bond	0% — 25%
Hedge funds:
Core diversified	15% — 35%
Market neutral	15% — 35%
Money market	0% — 1%
     Benefit payments are expected to be paid by the plan as follows:

2005	$4,296
2006	4,570
2007	4,886
2008	5,309
2009	5,584
Years 2010 thru 2014	$32,389
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

     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
2004
Revenues from external customers	$1,259,821	$601,041	$1,860,862
Depreciation and amortization	59,231	66,868	126,099
Gross profit	226,407	109,803	336,210
Total assets	3,513,198	4,219,900	7,733,098
Capital expenditures	$36,155	$40,568	$76,723
Operating locations at year end (unaudited)	1,310	451	1,761

2003
Revenues from external customers	$1,739,768	$598,294	$2,338,062
Depreciation and amortization	84,202	65,227	149,429
Gross profit	273,165	88,394	361,559
Total assets	3,707,249	3,382,975	7,090,224
Capital expenditures	$69,622	$43,964	$113,586
Operating locations at year end (unaudited)	2,356	469	2,825

2002
Revenues from external customers	$1,679,966	$630,914	$2,310,880
Depreciation and amortization	70,687	74,152	144,839
Gross profit	283,935	76,264	360,199
Total assets	4,027,293	3,259,479	7,286,772
Capital expenditures	$69,940	$17,011	$86,951
Operating locations at year end (unaudited)	2,526	507	3,033
     The following table reconciles certain reportable segment amounts to the Company’s corresponding consolidated amounts:

	Reportable		Discontinued
	Segments	Corporate	Operations	Consolidated
	(Restated)			(Restated)
	Note 2			Note 2
2004
Revenue from external customers	$1,860,862	$—	$—	$1,860,862
Depreciation and amortization	126,099	19,037	—	145,136
Total assets	7,733,098	457,137	15,452	8,205,687
Capital expenditures(1)	$76,723	$19,284	$—	$96,007

2003
Revenue from external customers	$2,338,062	$—	$—	$2,338,062
Depreciation and amortization	149,429	11,887	—	161,316
Total assets	7,090,224	463,361	9,318	7,562,903
Capital expenditures(1)	$113,586	$1,977	$—	$115,563

2002
Revenue from external customers	$2,310,880	$—	$—	$2,310,880
Depreciation and amortization	144,839	34,712	—	179,551
Total assets	7,286,772	499,130	7,165	7,793,067
Capital expenditures(1)	$86,951	$12,924	$—	$99,875

(1)	Consolidated capital expenditures include $649, $0 and $27,090 for the years ended December 31, 2004, 2003, and 2002, respectively, for capital leases and purchases of property, plant and equipment, cemetery property, and goodwill of acquired businesses. Excluding these capital expenditures related to acquired businesses the Company had consolidated capital expenditures of $95,358, $115,563 and $72,785 for the years ended December 31, 2004, 2003, and 2002, respectively.

     The following table reconciles gross profits from reportable segments shown above to the Company’s consolidated income (loss) from continuing operations before income taxes and cumulative effects of accounting changes:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
Gross profit from reportable segments	$336,210	$361,559	360,199
General and administrative expenses	(130,896)	(178,105)	(89,752)
Gains and impairment (losses) on dispositions, net	25,797	49,727	(163,152)
Other operating expense	—	(9,004)	(94,910)

Operating income	231,111	224,177	12,385
Interest expense	(118,188)	(138,625)	(157,973)
(Loss) gain on early extinguishment of debt	(16,770)	1,315	7,783
Other income	16,110	24,307	14,503

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$112,263	$111,174	$(123,302)

     The Company’s geographic information was as follows:

	North		Other
	America	Europe	Foreign	Total
	Restated Note 2			Restated Note 2
2004
Revenues from external customers	$1,690,263	$134,211	$36,388	$1,860,862
Depreciation and amortization	143,903	45	1,188	145,136
Operating income	210,096	11,542	9,473	231,111
Gains and impairment (losses) on dispositions, net	25,705	92	—	25,797
Long-lived assets	$4,179,347	$2,265	$89,135	$4,270,747
Operating locations at year end (unaudited)	1,722	17	22	1,761

2003
Revenues from external customers	$1,716,050	$591,704	$30,308	$2,338,062
Depreciation and amortization	160,616	170	530	161,316
Operating income	147,524	69,858	6,795	224,177
Gains and impairment (losses) on dispositions, net	51,411	(734)	(950)	49,727
Other operating expenses	(9,004)	—	—	(9,004)
Long-lived assets	$4,281,203	$367,405	$89,477	$4,738,085
Operating locations at year end (unaudited)	1,786	1,016	23	2,825

2002
Revenues from external customers	$1,791,019	$496,409	$23,452	$2,310,880
Depreciation and amortization	170,065	8,943	543	179,551
Operating (loss) income	(46,876)	52,206	7,055	12,385
Gains and impairment (losses) on dispositions, net	(164,512)	941	419	(163,152)
Other operating expenses	(94,910)	—	—	(94,910)
Long-lived assets	$4,353,048	$255,096	$73,120	$4,681,264
Operating locations at year end (unaudited)	1,866	1,143	24	3,033
     Included in the North American figures above are the following United States amounts:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
Revenues from external customers	$1,583,979	$1,633,221	$1,714,830
Operating income (loss)(1)	182,680	130,378	(60,342)
Long-lived assets	$3,933,264	$4,121,888	$4,233,543
Operating locations at year end (unaudited)	1,596	1,632	1,714

     Included in the European figures above are the following French amounts:

	2004	2003	2002
Revenues from external customers	$127,282	$584,636	$473,643
Operating income (1)	11,664	68,884	49,207
Long-lived assets	$—	$364,570	$265,415
Operating locations at year end (unaudited)	—	1,002	1,125

(1)	Operating income (loss) includes $24,625, $41,397 and ($259,549) in Gains and impairment (losses) on dispositions, net and Other operating expenses in the United States and $92, ($734) and $2,347 in France for the years ended December 31, 2004, 2003, and 2002, respectively.
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

	North America		Europe
	2004	2003	2004	2003
Revenues:
Funeral	$11,714	$33,547	$127,282	$584,636
Cemetery	4,250	10,461	—	—

	$15,964	$44,008	$127,282	$584,636

Gross (loss) profits:
Funeral	$(2,842)	$(1,624)	$11,572	$68,275
Cemetery	(5,154)	(555)	—	—

	$(7,996)	$(2,179)	$11,572	$68,275

	Total
	2004	2003
Revenues:
Funeral	$138,996	$618,183
Cemetery	4,250	10,461

	$143,246	$628,644

Gross profit (loss):
Funeral	$8,730	$66,651
Cemetery	(5,154)	(555)

	$3,576	$66,096

NOTE EIGHTEEN
Supplementary Information
     The detail of certain balance sheet accounts was as follows:

	December 31,
	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Cash and cash equivalents:
Cash	$4,692	$41,153
Commercial paper and temporary investments	283,093	198,278

	$287,785	$239,431

Other current assets:
Deferred tax asset and income tax receivable	$40,438	$37,200
Prepaid insurance	3,720	14,983
Other	6,787	8,963

	$50,945	$61,146

Inventories:
Caskets, vaults, urns, markers and bases	$31,898	$95,452
Developed land, lawn crypts and mausoleums	49,628	41,308

	$81,526	$136,760

Cemetery property:
Undeveloped land	$1,260,859	$1,265,320
Developed land, lawn crypts and mausoleums	248,740	257,794

	$1,509,599	$1,523,114

Property, plant and equipment:
Land	$293,961	$305,756
Buildings and improvements	1,001,515	1,232,109
Operating equipment	249,023	410,190
Leasehold improvements	28,354	21,278

	1,572,853	1,969,333
Less: accumulated depreciation	(602,306)	(691,944)

	$970,547	$1,277,389

Deferred charges and other assets:
Covenants-not-to-compete, net	$77,549	$77,663
Cemetery deferred selling expense, net	212,397	211,840
Funeral deferred selling expense, net	99,371	100,317
Investments, net	35,752	21,872
Restricted cash	26,707	95,325
Notes receivable, net	41,302	50,712
Other	128,483	184,431

	$621,561	$742,160

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

	December 31,
	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Accounts payable and accrued liabilities:
Accounts payable	$46,271	$137,716
Accrued payroll	31,296	63,763
Special litigation matters	4,280	103,150
Restructuring liability	10,663	23,157
Interest payable	19,883	18,934
Self insurance	47,480	46,898
Other accrued liabilities	62,004	59,463

	$221,877	$453,081

	December 31,
	2004	2003
	(Restated)	(Restated)
	note 2	note 2
Other liabilities:
Accrued pension	$45,175	$87,298
Deferred compensation	17,729	9,765
Contingent purchase obligation	—	53,000
Refund obligation reserve	74,410	—
Trust related debt	76,926	—
Tax liability	104,981	92,585
Indemnification liability	44,480	3,350
Other	68,216	118,614

	$431,917	$364,612

The detail of certain income statement accounts is as follows for the years ended December 31,

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
North America Revenues
Goods
Funeral	$505,170	$488,987	$507,511
Cemetery	388,683	381,381	388,472

Total Goods	893,853	870,368	895,983

Services
Funeral	585,854	626,487	626,087
Cemetery	141,934	146,574	145,159

Total Services	727,788	773,061	771,246

International Revenues	170,599	622,012	519,861
Other Revenues	68,622	72,621	123,790

Total Revenues	$1,860,862	$2,338,062	$2,310,880

North America Costs
Goods
Funeral	$295,265	$292,937	$297,210
Cemetery	162,797	169,207	211,494

Total Cost of Goods	458,062	462,144	508,704

Services
Funeral	247,180	253,349	261,177
Cemetery	150,427	157,855	158,900

Total Cost of Services	397,607	411,204	420,077

International cost of goods and services	149,676	545,019	461,720
Overhead and other expenses	519,307	558,136	560,180

Total cost and expenses	$1,524,652	$1,976,503	$1,950,681

Certain Non-Cash Transactions

	Years ended December 31,
	2004	2003	2002
Changes to minimum liability under retirement plans	$(33,599)	$(2,956)	$(7,202)
Debenture conversions to common stock	$217,154	$—	$—
Common stock contributions to employee 401(k)	$18,127	$17,378	$18,150

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
     A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

(In thousands, except per share amounts)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	Note 2	Note 2	Note 2
Income (loss) from continuing operations before cumulative effect of accounting changes (numerator):
Income (loss) from continuing operations before cumulative effects of accounting changes — basic	$117,922	$82,536	$(84,310)
After tax interest on convertible debt	6,400	—	—
Income (loss) from continuing operations before cumulative effects of accounting changes — diluted	$124,322	$82,536	$(84,310)

Net income (loss) (numerator):
Net income (loss) — basic	$114,128	$85,065	$(234,638)
After tax interest on convertible debt	6,400	—	—
Net income (loss) — diluted	$120,528	$85,065	$(234,638)

Shares (denominator):
Shares — basic	318,737	299,801	294,533
Stock options	4,091	989	—
Convertible debt	21,776	—	—
Restricted stock	71	—	—

Shares — diluted	344,675	300,790	294,533

Income (loss) per share from continuing operations before cumulative effects of accounting changes:
Basic	$.37	$.28	$(.29)
Diluted	$.36	$.27	$(.29)

Income (loss) per share from discontinued operations, net of tax:
Basic	$.14	$—	$(.05)
Diluted	$.13	$.01	$(.05)

Cumulative effects of accounting changes per share, net of tax:
Basic	$(.15)	$—	$(.46)
Diluted	$(.14)	$—	$(.46)

Net income (loss) per share:
Basic	$.36	$.28	$(.80)
Diluted	$.35	$.28	$(.80)

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

NOTE TWENTY
Gains and Impairment (Losses) on Dispositions, Net and Other Operating Expense
     The Company has incurred various charges related to impairment losses and other operating expenses from 1999 through 2002. Charges included in Gains and impairment (losses) on dispositions, net consist of losses associated with planned divestitures of certain North America and international funeral service and cemetery businesses and reductions in the carrying values of equity investments. As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in this line item. Additionally, as dispositions occur related to the Company’s ongoing asset sale programs, adjustments are made through this line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.
     Gains and impairments (losses) on dispositions, net consists of the following for the years ended December 31:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Gains on dispositions	$66,966	$75,188	$16,396
Impairment losses for assets held for sale	(49,970)	(39,197)	(199,711)
Changes to previously estimated impairment losses	8,801	13,736	20,163

	$25,797	$49,727	$(163,152)

     The impairment losses for assets held for sale in 2004 are primarily related to losses on the sale of excess land.
Sale of French Operations
     During 2004, the Company sold 100% of the stock of its French subsidiary to a newly formed company (NEWCO). In connection with this sale, the Company acquired a 25% share of the total equity capital of the newly formed entity, received cash proceeds of $281,667, net of transaction costs, and received a note receivable in the amount of EUR 10,000. The Company accounted for the sale of its French subsidiary in accordance with the guidance set forth in EITF 01-2, “Interpretations of APB Opinion No. 29”, Issues 8(a) and 8(b). Consequently, the Company deferred approximately 25% of the gain associated with the sale of its French subsidiary representing the economic interest it retained in that subsidiary through its ownership of approximately 25% of NEWCO.
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

     The $24,929 non-cash tax benefit associated with the sale of the Company’s French subsidiary is primarily attributable to the reduction of $18,610 of tax accruals, which were accrued as an indemnification liability upon the sale of the Company’s French subsidiary. The remaining amount of $6,319 was a non-cash tax benefit associated with the difference between book and tax basis.

     Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representation and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2,400 in charges were applied to the indemnification and related primarily to foreign taxes and legal expenses. For more information regarding these representations and warranties and other indemnifications, see footnote fourteen. Goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction.
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
     The most significant items in 2003 related to the Company selling its equity investments in Australia and Spain for gains of $45,776 and $8,090, respectively. The $163,152 net loss (as restated) reported in 2002 primarily related to an impairment charge for several funeral and cemetery operations held for sale in North America.
Other Operating Expense
     For the year ended December 31, 2003, the Company recorded other operating expenses of $9,004, primarily consisting of $6,859 of severance costs for former employees. The charges related to 350 employees involuntarily terminated in North America, were in accordance with the Company’s post employment severance policies. For the year ended December 31, 2002, the Company recorded an expense of $94,910 in Other operating expense, primarily related to the termination of certain consulting and covenants-not-to-compete contractual obligations and market value adjustments of certain options associated with the Company’s 6.3% notes due 2003.
     The reserve activity for the years ended December 31, 2004 and 2003 related to the original charge amounts generating the impairment losses and other operating expenses are as follows:
2004 Activity

			Utilization for twelve
			months
		Balance at	ended December 31, 2004		Balance at
	Original	December 31,			December 31,
	charge amount	2003	Cash	Non-cash	2004
First Quarter 1999 Charge	$89,884	$—	$—	$—	$—
Fourth Quarter 1999 Charge	272,544	18,282	7,286	195	10,801
2000 Charges	434,415	—	—	—	—
2001 Charges	663,548	3,102	509	811	1,782
2002 Charges	292,979	24,395	6,205	1,736	16,454

	$1,753,370	$45,779	$14,000	$2,742	$29,037

2003 Activity

			Utilization for twelve months
		Balance at	ended December 31, 2003		Balance at
	Original	December 31,			December 31,
	charge amount	2002	Cash	Non-cash	2003
First Quarter 1999 Charge	$89,884	$564	$434	$130	$—
Fourth Quarter 1999 Charge	272,544	48,254	7,606	22,366	18,282
2000 Charges	434,415	—	—	—	—
2001 Charges	663,548	3,385	392	(109)	3,102
2002 Charges	292,979	27,990	5,723	(2,128)	24,395

	$1,753,370	$80,193	$14,155	$20,259	$45,779

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
     The results of the Company’s discontinued operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Twelve months ended December 31,
	2004	2003	2002
Revenues	$14,882	$13,226	$11,180
Gains and impairment (losses) on dispositions, net	(13,148)	984	(16,233)
Other costs and expenses	(9,682)	(11,096)	(9,267)

(Loss) income from discontinued operations before income taxes	(7,948)	3,114	(14,320)
(Benefit) provision for income taxes	(51,710)	585	448

Income (loss) from discontinued operations	$43,762	$2,529	$(14,768)

     Net (liabilities) and assets of discontinued operations at December 31, 2004 and 2003 were as follows:

	2004	2003
Assets:
Receivables, net of allowances	$3,084	$4,096
Other current assets	8,001	2,005
Preneed cemetery receivables and trust investments	1,412	1,601
Property, plant and equipment, at cost, net	571	376
Deferred charges and other assets	2,384	1,240

Total assets	$15,452	$9,318

Liabilities:
Accounts payable	$901	$1,107
Accrued liabilities and other current liabilities	6,210	6,493
Long-term debt	—	9,694
Deferred income taxes	13,190	13,026
Other liabilities and deferred credits	45,035	31,210

Total liabilities	$65,336	$61,530
Net liabilities of discontinued operations	(49,884)	(52,212)
Foreign currency translation	67,213	71,001

Net assets of discontinued operations, net of foreign currency translation	$17,329	$18,789

NOTE TWENTY-TWO
Quarterly Financial Data (Unaudited)
     At December 31, 2003, the Company restated its unaudited quarterly financial data for each of the first three interim periods of 2003. At December 31, 2004, the Company restated its unaudited quarterly financial data for each of the first three interim periods of 2004. In addition, the Company is further restating herein its unaudited quarterly financial data for each of the first three interim periods of 2004 and 2003 and is restating herein its unaudited quarterly financial data for the fourth quarter of both 2004 and 2003. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and these notes to the consolidated financial statements. See note two to the consolidated financial statements for further information relating to the restatements.

	First Quarter		Second Quarter
	As	As	As	As
	Reported	Restated	Reported	Restated
		Note 2		Note 2
2004
Revenues	$589,422	$588,699	$432,103	$432,368
Costs and expenses	473,109	473,070	359,058	359,019
Gross profits	116,313	115,629	73,045	73,349
Operating income	100,490	99,393	50,534	50,838
Income from continuing operations before income taxes and cumulative effect of accounting changes	74,256	73,159	1,407	1,711
Benefit for income taxes	(3,375)	(3,779)	(7,017)	(6,904)
Income from continuing operations before cumulative effect of accounting changes	77,631	76,938	8,424	8,615
Cumulative effect of accounting changes	(47,074)	(47,556)	—	—
Net income	31,311	30,136	42,761	42,952
Earnings per share:
Basic — EPS	.10	.10	.14	.14
Diluted — EPS	.10	.10	.14	.14

	Third Quarter		Fourth Quarter
	As	As	As	As
	Reported	Restated	Reported	Restated
		Note 2		Note 2
2004
Revenues	$404,557	$404,731	$433,226	$435,064
Costs and expenses	334,463	334,422	358,180	358,141
Gross profits	70,094	70,309	75,046	76,923
Operating income	41,515	41,730	37,107	39,150
Income from continuing operations before income taxes	18,196	18,411	16,939	18,982
Provision (benefit) for income taxes	4,739	4,819	(560)	205
Income from continuing operations	13,457	13,592	17,499	18,777
Net income	13,741	13,876	25,886	27,164
Earnings per share:
Basic — EPS	.04	.04	.08	.08
Diluted — EPS	.04	.04	.08	.08

	First Quarter		Second Quarter
	As	As	As	As
	Reported	Restated	Reported	Restated
		Note 2		Note 2
2003
Revenues	$578,826	$579,876	$584,050	584,553
Costs and expenses	463,868	465,335	489,418	489,839
Gross profits	114,958	114,541	94,632	94,714
Operating income	102,881	102,527	54,171	52,838
Income from continuing operations before income taxes	70,112	69,758	21,082	19,749
Provision for income taxes	26,138	26,003	7,008	6,494
Income from continuing operations	43,974	43,755	14,074	13,255
Net income	44,086	43,867	15,308	14,489
Earnings per share:
Basic — EPS	.15	.15	.05	.05
Diluted — EPS	.14	.14	.05	.05

	Third Quarter		Fourth Quarter
	As	As	As	As
	Reported	Restated	Reported	Restated
		Note 2		Note 2
2003
Revenues	$566,461	$568,853	$599,088	$604,780
Costs and expenses	497,515	498,910	515,659	522,419
Gross profits	68,946	69,943	83,429	82,361
Operating income	14,719	17,692	52,451	51,120
(Loss) income from continuing operations before income taxes	(8,722)	(5,749)	28,747	27,416
Benefit for income taxes	(3,331)	(2,209)	(1,149)	(1,650)
(Loss) income from continuing operations	(5,391)	(3,540)	29,896	29,066
Net (loss) income	(4,732)	(2,881)	30,420	29,590
(Loss) earnings per share:
Basic — EPS	(.02)	(.01)	.10	.10
Diluted — EPS	(.02)	(.01)	.10	.10

SERVICE CORPORATION INTERNATIONAL
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2004

		Charged
		(credited)	Charged
	Balance at	to Costs	(credited)		Balance
	beginning	and	to other		at end of
Description	of period	Expenses	accounts(2)	Write Offs(1)	Period
Current Provision:
Allowance for doubtful accounts:
Year ended December 31, 2004	$15,348	$(3,376)	$8,757	$(8,157)	$12,572
Year ended December 31, 2003	22,697	7,627	(720)	(14,256)	15,348
Year ended December 31, 2002	42,439	2,710	(2,179)	(20,273)	22,697

Due After One Year:
Allowance for contract cancellation and doubtful accounts:
Year ended December 31, 2004	$55,029	$(21,502)	$(165)	$—	$33,362
Year ended December 31, 2003	29,030	1,813	24,675	(489)	55,029
Year ended December 31, 2002	(21,984)	45,901	7,311	(2,198)	29,030

Preneed Funeral and Preneed Cemetery Asset: (3)
Allowance for contract cancellation and doubtful accounts:
Year ended December 31, 2004 (restated)	$387,150	$(17,772)	$(316,038)	$—	$53,340
Year ended December 31, 2003 (restated)	357,761	17,466	11,923	—	387,150
Year ended December 31, 2002 (restated)	423,630	(36,253)	(29,616)	—	357,761

Deferred Preneed Funeral and Cemetery Revenue: (3)
Allowance for contract cancellations:
Year ended December 31, 2004 (restated)	$(369,980)	$—	$257,690	$—	$(112,290)
Year ended December 31, 2003 (restated)	(339,339)	—	(30,641)	—	(369,980)
Year ended December 31, 2002 (restated)	(368,955)	—	29,616	—	(339,339)

Deferred Tax Valuation Allowance:
Year ended December 31, 2004	$35,859	$8,049	$—	$—	$43,908
Year ended December 31, 2003	156,372	2,966	(123,479)	—	35,859
Year ended December 31, 2002	163,044	(6,672)	—	—	156,372

(1)	Uncollected receivables written off, net of recoveries.

(2)	Primarily relates to cumulative effect of accounting change and acquisitions and dispositions of operations. 2003 deferred tax valuation allowance was reclassified to other deferred tax liabilities with no change to net deferred income taxes.

(3)	Allowances related to the Company’s insurance funded preneed funeral contracts associated with the Company’s French funeral operations (disposed of in March 2004) were removed from this table in the Company's Form 10-K/A (Amendment No. 1) to conform with the presentation in the Company’s consolidated financial statements.
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
Management’s Report on Internal Control over Financial Reporting (As Restated)
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:
A.	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

B.	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs. This control deficiency resulted in the restatement of the Company’s 2004, 2003, and 2002 financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

C.	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency contributed to the restatement of the Company’s 2004, 2003 and 2002 financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

D.	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by location management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

E.	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point-of-sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

F.	The Company did not maintain effective controls over the accuracy, completeness and safeguarding of cash receipts. Specifically, individual cash receipt documentation is not consistently prepared for all cash or check payments made by the customer, daily reconciliations of cash are not consistently reviewed by location personnel, and customer payments are not consistently secured at all times prior to deposit. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in misappropriation of Company assets and a misstatement of cash and accounts receivable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

G.	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the outstanding account balances at period-end to ensure appropriate follow up is performed or write-off of account balance is performed. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of accounts receivable and revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

H.	The Company did not maintain effective controls over the review of cash disbursements at the funeral and cemetery locations. Specifically, the Company did not maintain effective controls over the review by location management of disbursements made at those locations and by the corporate office in Houston on behalf of such locations in order to verify that all expenditures are accurate and reasonable. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are erroneous or not for legitimate business purposes or could result in a misstatement of accounts payable or expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

I.	The Company did not maintain effective controls over the existence, completeness and accuracy of merchandise inventory. Specifically, the Company did not maintain effective controls over physical inventory counts at the funeral and cemetery locations. Inventory count sheets were not signed by individuals who performed and verified the counts. Also, in some instances, inventory counts were not conducted on a timely basis or the inventory counts by location personnel were not accurate. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in the misstatement of inventory and cost of sales that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

J.	The Company did not maintain effective controls over the accounting for capitalized covenant-not-to-compete agreements and the recording of asset impairments and divestitures related to the sale or disposition of locations in accordance with generally accepted accounting principles. Specifically, the Company failed to write off certain previously capitalized covenant-not-to-compete assets resulting in a misstatement of the gain or loss upon exiting locations and the ongoing amortization expense. Additionally, the Company did not maintain effective controls over the impairment or disposition of assets related to the sale of certain locations in the proper period. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Furthermore, this control deficiency could result in a misstatement of gains and impairment (losses) on dispositions, property, plant, and equipment, and deferred charges and other assets that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

K.	The Company did not maintain effective controls over its information technology program change control procedures with respect to the Company’s point-of-sale system (HMIS) and associated interfaces. Specifically, the Company did not maintain effective controls to assess the impact of HMIS program changes to related interfaces and to adequately test the accuracy and performance of such program changes. This control deficiency contributed to the material weakness described in (B) and (L) herein. Additionally, this control deficiency could result in the misstatement of funeral revenues and of assets and liabilities associated with preneed funeral activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

L.	The Company did not maintain effective controls over the accuracy of preneed funeral trust income recorded upon the maturity of certain preneed funeral contracts. Specifically, the Company did not maintain effective controls over the posting of automated journal entries to the general ledger resulting in the entries being posted to the incorrect account. This control deficiency resulted in the restatement of the Company’s 2004 consolidated financial statements including an adjustment to the fourth quarter 2004 financial data. Additionally, this control deficiency could result in the misstatement of funeral revenue and of assets and liabilities associated with preneed funeral activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

M.	The Company did not maintain effective controls over the communication and evaluation by the legal department of information related to legal claims. Specifically, the legal department did not communicate information relevant to the complete and accurate recording of legal accruals in the proper period in accordance with generally accepted accounting principles. This control deficiency did not result in an adjustment to the Company’s 2004 annual or interim financial statements. However, this control deficiency did result in an adjustment detected by the auditor to the second quarter 2005 condensed consolidated financial statements. Additionally, this control deficiency could result in the misstatement of general and administrative expenses and accrued liabilities that would result in a misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.
     Because of these material weaknesses, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework issued by the COSO.
     Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in (A) — (I) above. In connection with the restatement of the Company’s financial statements described in the seventh paragraph of note two to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weaknesses described in (B) above. Additionally, in connection with the restatement of the Company’s consolidated financial statements described in the eighth paragraph of note two to the consolidated financial statements, management has determined that the material weaknesses described in (J) — (L) above also existed as of December 31, 2004. Further, management has also determined that the material weakness described in (M) above existed as of December 31, 2004. Accordingly, management has restated this report on internal control over financial reporting to include these material weaknesses.
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
     We previously initiated projects to reconcile our preneed backlog detailed records to trust assets and corresponding liabilities. These reconciliation projects involved examining the contract details for the individual preneed funeral trust contracts and undelivered cemetery contracts in our detail accounting system records against the manual contract files in the individual funeral homes and cemeteries. We then reconciled the adjusted detail accounting system records to the general ledger balances and recorded any required adjustments. For the related trust assets, we reconciled the contract detail balances to the related trustee bank statements and the general ledger balances. The Company has completed these examination projects for the funeral and cemetery segments. As previously reported, we have improved our disclosure controls and procedures and internal control over financial reporting with respect to the above underlying cemetery and funeral business processes and we have further strengthened these internal controls and procedures in 2004 through Company-wide remediation efforts.
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
ITEM 14. Principal Accountant Fees and Services
     Information called for by PART III (Items 10, 11, 12, 13 and 14) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions “Proxy Voting: Questions and Answers,” “Election of Directors,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee,” (ii) with respect to Items 11 and 13 under the captions “Election of Directors — Director Compensation,” “Certain Information with Respect to Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” and (iii) with respect to Item 12 under the caption “Voting Securities and Principal Holders:, and (iv) with respect of Item 14 under the caption “Proposal to Approve the Selection of Independent Accountants — Audit Fees and All Other Fees”. The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K/A (Amendment No. 2), the information under the captions “Compensation Committee Report on Executive Compensation” and “Performance Graph” in such Proxy Statement, and the information in the paragraphs under the caption “Report of the Audit Committee” in such Proxy Statement, are not incorporated by reference into this Form 10-K/A (Amendment No. 2).
     The information regarding the Company’s executive officers called for by Item 401 of Regulation S-K has been included in PART I of this report.
     The information regarding the Company’s equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
     Equity Compensation Plan Information at December 31, 2004:

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,285,923	11.38	1,619,501
Equity compensation plans not approved by security holders (1)	3,813,393	5.68	4,310,246

Total	28,099,316	10.60	5,929,747

(1)	Includes options outstanding under the Equity Corporation International 1994 Long-Term Incentive Plan which became exercisable to acquire Company common stock when the Company acquired Equity Corporation International in January 1999. The outstanding options cover an aggregate of 252,237 shares at a weighted-average exercise price of $24.94 per share. No shares of Company common stock are available for any future grants under this plan.

Also includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options may be granted to employees who are not officers or directors. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. The terms of the options, including vesting, are set by a committee appointed by the Board of Directors. The Board of Directors may amend, terminate or suspend the plan in its discretion. The Company has 3,561,156 total options outstanding under the 1996 Non-qualified Incentive Plan. The Company has options available for future issuance under the 1996 Nonqualified Incentive Plan of

2,453,119. See note thirteen to the consolidated financial statements in Item 8 of this Form 10-K/A (Amendment No. 2) for a further description of 1996 Nonqualified Incentive Plan. These plans have not been submitted for shareholder approval.

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
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 52 of this report.
(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index on pages 122-123 are filed as part of this report.
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

Dated: October 27, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

R. L. WALTRIP*	Chairman of the Board	October 27, 2005

(R. L. Waltrip)

THOMAS L. RYAN* (Thomas L. Ryan)	President, Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2005
JEFFREY E. CURTISS* (Jeffrey E. Curtiss)	Senior Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)	October 27, 2005
ERIC D. TANZBERGER*	Vice President Corporate Controller	October 27, 2005

(Eric D. Tanzberger)

ALAN R. BUCKWALTER, III*	Director	October 27, 2005

(Alan R. Buckwalter, III)

ANTHONY L. COELHO*	Director	October 27, 2005

(Anthony L. Coelho)

JACK FINKELSTEIN*	Director	October 27, 2005

(Jack Finkelstein)

A. J. FOYT, JR.*	Director	October 27, 2005

(A. J. Foyt, Jr.)

S. MALCOLM GILLIS*	Director	October 27, 2005

(S. Malcolm Gillis)

JAMES H. GREER*	Director	October 27, 2005

(James H. Greer)

VICTOR L. LUND*	Director	October 27, 2005

(Victor L. Lund)

Signature	Title	Date

JOHN W. MECOM, JR.*	Director	October 27, 2005

(John W. Mecom, Jr.)

CLIFTON H. MORRIS, JR.*	Director	October 27, 2005

(Clifton H. Morris, Jr.)

W. BLAIR WALTRIP*	Director	October 27, 2005

(W. Blair Waltrip)

EDWARD E. WILLIAMS*	Director	October 27, 2005

(Edward E. Williams)

*By /s/ JAMES M. SHELGER

(James M. Shelger, as Attorney-In-Fact For each of the Persons indicated)		October 27, 2005

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).

3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).

3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended June 30, 2004).

4.1	—	Rights Agreement dated as of May 14, 1998 between the Company and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).

4.2	—	Agreement Appointing a Successor Rights Agent Under Rights Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).

10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).

10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).

10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).

10.4	—	Employment Agreement, dated January 1, 1998, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).

10.5	—	First Amendment to Employment Agreement, dated February 25, 2003, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2002).

10.6	—	Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992).

10.7	—	Separation and Release Agreement, dated January 18, 2000, among the Company, SCI Executive Services, Inc. and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1999).

10.8	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and B. D. Hunter. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2003).

10.9	—	Release, Consultative and Noncompetition Agreement by SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI Executive Services, Inc., Huntco International, Inc. and B. D. Hunter, dated February 9, 2005. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2004).

10.10	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).

10.11	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).

10.12	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Jeffrey E. Curtiss. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2003).

10.13	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).

10.14	—	1993 Long-Term Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-00179 on Form S-8).

Exhibit
Number		Description
10.43	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).

10.44	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).

10.45	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).

10.46	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).

10.47	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.48	—	Amended and Restated Revolving Credit Agreement dated as of August 11, 2004 among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Southwest Bank of Texas, N.A. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 99.6 to Form 10-Q for the fiscal quarter ended June 30, 2004).

12.1	—	Ratio of Earnings to Fixed Charges.

21.1	—	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 2004).

23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

24.1	—	Powers of Attorney. (Incorporated by reference to Exhibit 24.1 to Form 10-K for the year ended December 31, 2004).

31.1	—	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	—	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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