Form 10-Q/A
period 2005-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2005-10-27
CIK 89089

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note:
The Company has amended its March 31, 2005 Form 10-Q filed May 16, 2005 to restate its condensed consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2005 and 2004, and its condensed consolidated balance sheet at March 31, 2005 and December 31, 2004. Included in this Form 10-Q/A (Amendment No. 1) are certain adjustments to correct errors related to (1) the Company’s recognition of income related to its preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, (3) the computation of gains and losses on certain asset divestiture activities, including the write-off of certain covenant-not-to-compete agreements which should have been recognized in the Company’s 2002 consolidated financial statements, and a loss on a property disposition recorded in April 2005 which should have been recognized in the Company’s first quarter 2005 condensed consolidated financial statements, and (4) the accrual of a dividend. All applicable amounts relating to this restatement have been reflected in the condensed consolidated financial statements and disclosed in the notes to the condensed consolidated financial statements in this Form 10-Q/A (Amendment No. 1).

SERVICE CORPORATION INTERNATIONAL
INDEX

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Revenues	$454,871	$588,699
Costs and expenses	355,097	473,070

Gross profit	99,774	115,629

General and administrative expenses	(19,716)	(51,021)
Gains and impairment (losses) on dispositions, net	(5,741)	34,785

Operating income	74,317	99,393

Interest expense	(24,656)	(32,658)
Loss on early extinguishment of debt	(1,207)	—
Other income, net	2,687	6,424

	(23,176)	(26,234)

Income from continuing operations before income taxes and cumulative effects of accounting changes	51,141	73,159
Provision (benefit) for income taxes	17,899	(3,779)

Income from continuing operations before cumulative effects of accounting changes	33,242	76,938
(Loss) income from discontinued operations (net of income tax provision of $594 and $141, respectively)	(650)	754
Cumulative effects of accounting changes (net of income tax benefit of $117,428 and $20,983, respectively)	(187,538)	(47,556)

Net (loss) income	$(154,946)	$30,136

Basic earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.11	$.25
(Loss) income from discontinued operations, net of tax	—	—
Cumulative effects of accounting changes, net of tax	(.60)	(.15)

Net (loss) income	$(.49)	$.10

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	.10	.23
(Loss) income from discontinued operations, net of tax	—	—
Cumulative effects of accounting changes, net of tax	(.59)	(.13)

Net (loss) income	$(.49)	$.10

Basic weighted average number of shares	313,490	303,018

Diluted weighted average number of shares	317,751	353,088

Dividends declared per share	$.025	$—

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Assets
Current assets:
Cash and cash equivalents	$320,493	$287,785
Receivables, net	102,515	102,622
Inventories	85,761	81,526
Current assets of discontinued operations	—	11,085
Other	34,510	50,945

Total current assets	543,279	533,963

Preneed funeral receivables and trust investments	1,245,726	1,267,784
Preneed cemetery receivables and trust investments	1,362,276	1,399,778
Cemetery property, at cost	1,505,842	1,509,599
Property and equipment, at cost, net	966,627	970,547
Non-current assets of discontinued operations	—	4,367
Deferred charges and other assets	299,201	621,561
Goodwill	1,162,215	1,169,040
Cemetery perpetual care trust investments	706,585	729,048

Total assets	$7,791,751	$8,205,687

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$231,403	$221,877
Current maturities of long-term debt	75,936	75,075
Current liabilities of discontinued operations	—	7,111
Income taxes	4,152	7,850

Total current liabilities	311,491	311,913

Long-term debt	1,172,139	1,178,885
Deferred preneed funeral revenues	500,943	498,571
Deferred preneed cemetery revenues	813,149	803,144
Deferred income taxes	191,204	276,572
Non-current liabilities of discontinued operations	—	58,225
Other liabilities	421,068	431,917
Non-controlling interest in funeral and cemetery trusts	2,042,933	2,092,881

Commitments and contingencies (note 9)

Non-controlling interest in perpetual care trusts	685,716	704,912

Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 310,009,494 and 323,225,352, issued and outstanding (net of 32,653,741 and 18,502,478 treasury shares, at par)	310,009	323,225
Capital in excess of par value	2,305,588	2,395,057
Unearned compensation	(5,251)	(2,022)
Accumulated deficit	(984,190)	(829,244)
Accumulated other comprehensive income (loss)	26,952	(38,349)

Total stockholders’ equity	1,653,108	1,848,667

Total liabilities and stockholders’ equity	$7,791,751	$8,205,687

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Cash flows from operating activities:
Net (loss) income	$(154,946)	$30,136
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) from discontinued operations	650	(754)
Loss on early extinguishment of debt	1,207	—
Cumulative effects of accounting changes, net of tax	187,538	47,556
Depreciation and amortization	21,089	36,327
Provision (benefit) for deferred income taxes	16,313	(5,019)
(Gains) and impairment losses on dispositions, net	5,741	(34,785)
Other non-cash adjustments	(1,950)	224
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(5,548)	7,172
Decrease in other assets	29,031	2,836
(Decrease) increase in payables and other liabilities	(6,322)	5,667
Net effect of preneed funeral production and maturities	12,470	(11,078)
Net effect of cemetery production and deliveries	22,475	4,635
Other	101	4,460

Net cash provided by operating activities from continuing operations	127,849	87,377
Net cash (used in) provided by operating activities from discontinued operations	(241)	1,267

Net cash provided by operating activities	127,608	88,644
Cash flows from investing activities:
Capital expenditures	(20,613)	(17,698)
Proceeds from divestitures and sales of property and equipment	8,236	8,744
Proceeds and distributions from dispositions of businesses, net of cash retained	21,597	287,886
Indemnity payments related to the joint venture of French operations	(772)	—
Net withdrawals (deposits) of restricted funds and other	6,961	(105,601)

Net cash provided by investing activities from continuing operations	15,409	173,331
Net cash used in investing activities from discontinued operations	—	(39)

Net cash provided by investing activities	15,409	173,292
Cash flows from financing activities:
Payments of debt	(1,974)	(5,907)
Early extinguishments of debt	(7,673)	—
Proceeds from exercise of stock options	3,904	3,294
Purchase of Company common stock	(103,570)	—
Purchase of subsidiary stock	(844)	—

Net cash used in financing activities	(110,157)	(2,613)
Effect of foreign currency	(152)	157

Net increase in cash and cash equivalents	32,708	259,480
Cash and cash equivalents at beginning of period	287,785	239,431

Cash and cash equivalents at end of period	$320,493	$498,911

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	Shares	stock	value	par value	Compensation	deficit	(loss) income	Total
				(Restated)		(Restated)	(Restated)	(Restated)
				note 2		note 2	note 2	note 2
Balance at December 31, 2004	323,225	$341,727	$(18,502)	$2,395,057	$(2,022)	$(829,244)	$(38,349)	$1,848,667
Net loss						(154,946)		(154,946)
Dividends on common stock ($.025 per share)				(7,734)				(7,734)
Other comprehensive income:
Foreign currency translation							(6,469)	(6,469)
Reclassification for translation adjustments realized in net loss							71,770	71,770

Total other comprehensive income								65,301

Tax benefit from stock option exercises				1,034				1,034
Stock option exercises and other	936	936		2,973				3,909
Restricted stock award	499		499	3,177	(3,676)			—
Restricted stock amortization					447			447
Purchase of Company common stock	(14,651)		(14,651)	(88,919)				(103,570)

Balance at March 31, 2005	310,009	$342,663	$(32,654)	$2,305,588	$(5,251)	$(984,190)	$26,952	$1,653,108

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     2. Restatement of Financial Statements
Overview
The Company has restated herein its previously issued consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2005 and 2004, and its consolidated balance sheet at March 31, 2005 and December 31, 2004. This restatement corrects errors related to (1) the Company’s recognition of income related to its preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, (3) the computation of gains and losses on certain asset divestiture activities, including the write-off of certain covenant-not-to-compete agreements which should have been recognized in the Company’s 2002 consolidated financial statements, and a loss on a property disposition recorded in April 2005 which should have been recognized in the Company’s first quarter 2005 condensed consolidated financial statements, and (4) the accrual of a dividend. All applicable amounts relating to this restatement have been reflected in the Company’s condensed consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q/A (Amendment No. 1).
     The Company previously restated its unaudited quarterly financial data for the first three quarters of 2004 which was included in its 2004 Form 10-K for correction of errors related to (1) the recognition of deferred preneed cemetery contract revenues, (2) certain reconciliations of the Company’s preneed funeral and cemetery trust assets and deferred revenues, and (3) operating leases and other account reconciliations. At that time, the Company concluded that the net aggregate impact of such errors related to periods prior to January 1, 2004 was not material to its consolidated financial statements or to the first quarter of 2004, nor for any quarterly or annual period prior to January 1, 2004, and as a result, the Company recorded the net aggregate impact of such errors (a $416 increase to pre-tax income) in Other operating (expense) income as a correction of an immaterial error in the first quarter of 2004.

     However, in light of the material impact of the errors identified in the second quarter of 2005, as detailed below under “Current Period Restatement”, the Company has concluded that prior period financial statements for the fiscal years ended 2004, 2003 and 2002 should be restated and has corrected such prior periods for the $416 net impact to Other operating (expense) income described above. Please refer to the Company’s 2004 Form 10-K/A (Amendment No. 2) for details related to the impacts of this restatement on the Company’s consolidated statements for each of the five years ended December 31, 2004; all four interim periods of 2004; and all four interim periods of 2003.
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
     As these projects progressed, the Company assessed their status and adjusted the applicable general ledger accounts accordingly. At December 31, 2003, June 30, 2004, and December 31, 2004, the Company made certain adjustments to its consolidated financial statements based on its best estimates at that time. These adjustments were based on statistical sampling methods which were influenced by the percentage of reconciliations and verifications completed at the location level and the expected error rate of such uncompleted verifications and reconciliations. Please see the Company’s 2004 Form 10-K/A (Amendment No. 2) for additional information related to the history of these projects.
     By March 2005, the Company completed its examination of the 430,000 preneed funeral contracts and had also implemented the reconciliation procedures described above, which resulted in the identification of a significant number of reconciling items. In light of these reconciling items, the Company reevaluated previous adjustments related to these projects and the impact to previously issued financial statements. The Company determined that these adjustments had a material impact on its consolidated financial statements for the first three interim periods of 2004. As a result, the Company restated its unaudited quarterly financial data for the first three interim periods of 2004 in its original 2004 Form 10-K. The Company evaluated the materiality of these adjustments on its consolidated financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments was not material to the fiscal period ended 2004 or any quarterly or annual period prior to January 1, 2004. As a result, the Company recorded the net aggregate impact of these adjustments ($416 increase to pretax income) in Other operating income (expense) in its restated first quarter 2004 financial statements as a correction of an error.
During the first and second quarters of 2005, the Company continued to find and record reconciling items to its trust asset and deferred revenue detailed records. During the second quarter of 2005, the Company determined that certain of the reconciling items had been reflected improperly in its initial reconciliation process at December 31, 2004 which resulted in the identification of errors to the Company’s consolidated financial statements. The Company recorded a $1,600 charge in its first quarter 2005 consolidated financial statements for similar prior period adjustments arising from the aforementioned reconciliation process.
Also during the second quarter of 2005, the Company identified other adjustments, one of which related to a point-of-sale system error that caused preneed funeral trust income accounts to be understated in the fourth quarter of 2004 and the first quarter of 2005 by $1,570 and $2,700, respectively, and another of which related to the recognition of a loss on a disposition recorded in April 2005 that should have been recognized in the Company’s first quarter 2005 unaudited consolidated financial statements. In connection with the asset divestitures, the Company did not write off certain covenant-not-to-compete agreements, which should have been recorded in the Company’s 2002 consolidated financial statements.
Additionally, the Company adjusted its method of accounting for certain types of operating leases related primarily to the Company’s funeral home properties. Historically, the Company recorded operating lease expense, related primarily to funeral home properties, over the initial lease term without regard to reasonably assured renewal options or fixed escalation provisions. The Company now calculates its straight-line operating lease expense over the lease term (including certain renewal options and fixed escalation provisions, to the extent necessary) in accordance with SFAS 13, “Accounting for Leases”.
Materiality Assessment
The Company evaluated the materiality of these adjustments (including the $1,600 charge recorded in the current quarter and the adjustments aggregating to $416 associated with the restatement of the first three interim periods of 2004 described above) on its consolidated financial statements for the second quarter of 2005, its unaudited quarterly financial statements for 2004 and 2003, and for each of the five prior annual periods ended December 31, 2004. The Company determined that the net effect of these adjustments ($5,192 charge to pretax income), which primarily related to periods prior to 2000, was not material to the Company’s previously reported consolidated financial statements for the periods described above; however, the Company determined that such impact was material to the Company’s second quarter 2005 consolidated financial statements. As a result, the Company has restated its previously issued consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2005 and 2004, and its consolidated balance sheet at March 31, 2005 and December 31, 2004.

     As discussed above, the quarterly financial statements for the three months ended March 31, 2004 have been further restated in connection with this restatement. We have also reflected the effects of this restatement in notes four, seven, eight, ten, eleven, and twelve. The effect of these adjustments to the Company’s consolidated statement of operations for the first quarter of both 2005 and 2004 is detailed below.

	Three months ended
	March 31, 2005
	As	As
	Reported	Restated
Revenues	$452,923	$454,871
Costs and expenses	355,136	355,097
Gross profits	97,787	99,774
Gains and impairment (losses) on dispositions, net	(3,962)	(5,741)
Operating income	72,509	74,317
Income from continuing operations before income taxes and cumulative effects of accounting changes	49,333	51,141
Provision for income taxes	17,266	17,899
Cumulative effects of accounting changes	(187,538)	(187,538)
Net loss	$(156,121)	$(154,946)
Loss per share:
Basic – EPS	$(.50)	$(.49)
Diluted – EPS	$(.49)	$(.49)

	Three months ended
	March 31, 2004
	As	As
	Reported	Restated
Revenues	$589,422	$588,699
Costs and expenses	473,109	473,070
Gross profits	116,313	115,629
Gains and impairment (losses) on dispositions, net	34,782	34,785
Operating income	100,490	99,393
Income from continuing operations before income taxes and cumulative effects of accounting changes	74,256	73,159
Benefit for income taxes	(3,375)	(3,779)
Cumulative effects of accounting changes	(47,074)	(47,556)
Net income	$31,311	$30,136
Earnings per share:
Basic – EPS	$.10	$.10
Diluted – EPS	$.10	$.10

     The effect of the restatement on the Company’s previously reported consolidated balance sheet as of March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005		December 31, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Selected consolidated balance sheet data:
Receivables, net of allowances	$102,002	$102,515	$102,156	$102,622
Total current assets	543,317	543,279	533,497	533,963
Preneed funeral receivables and trust investments	1,236,538	1,245,726	1,264,600	1,267,784
Preneed cemetery receivables and trust investments	1,368,451	1,362,276	1,402,750	1,399,778
Deferred charges and other assets	295,789	299,201	618,565	621,561
Total assets	7,783,879	7,791,751	8,199,196	8,205,687
Deferred preneed funeral revenues	492,455	500,943	486,191	498,571
Deferred preneed cemetery revenues	809,581	813,149	801,065	803,144
Deferred income taxes	193,473	191,204	279,474	276,572
Non-controlling interest in funeral and cemetery trusts	2,042,879	2,042,933	2,095,852	2,092,881
Accumulated deficit	980,485	984,190	824,364	829,244
Total stockholders’ equity	1,664,572	1,653,108	1,853,576	1,848,667
Total liabilities and stockholders’ equity	7,783,879	7,791,751	8,199,196	8,205,687

3. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2005 and 2004 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s annual report on Form 10-K/A (Amendment No. 2), for the year ended December 31, 2004, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
     The effective tax rate in the three months ended March 31, 2005 was an expense of 35.0% compared to a benefit of 5.2% in the three months ended March 31, 2004. The 2004 rate was favorably impacted by non-cash tax benefits realized from the joint venture of the Company’s French operations consummated in March 2004. For more information regarding the sale of the Company’s French funeral operations, see note twelve to the consolidated financial statements.
4. Accounting Changes and New Accounting Pronouncements
Deferred Selling Costs
Effective January 1, 2005, the Company changed its method of accounting for direct selling costs related to the acquisition of preneed funeral and preneed cemetery contracts. Prior to this change, the Company capitalized such direct selling costs and amortized these deferred selling costs in proportion to the revenue recognized. Under the new method of accounting, the Company expenses these direct selling costs as incurred. The Company believes the new method is preferable because it better reflects the economics of the Company’s business.
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

	Three months ended March 31, 2004
		Deferred Selling
	Historical	Costs, net (1)	Pro forma
	(Restated)		(Restated)
	note 2		note 2
Gross profits:
Funeral	$86,559	$(487)	$86,072
Cemetery	29,070	(3,894)	25,176

	115,629	(4,381)	111,248

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$73,159	$(4,381)	$68,778
Net income (loss)	$30,136	$(2,848)	$27,288

Amounts per common share:
Net income (loss) – basic	$.10	$(.01)	$.09
Net income (loss) – diluted	$.10	$(.01)	$.09

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.
Other Than Temporary Impairments
In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted the disclosure provisions of EITF 03-1 during the period ended June 30, 2004. The adoption of the measurement and recognition provisions are not expected to have a material impact on the consolidated financial statements, results of operations, financial position, or cash flows of the Company.

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
     The Company expects to adopt SFAS 123R effective January 1, 2006. The Company is currently evaluating the impact that the adoption will have on the Company’s results of operations.
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
     Under the provisions of FIN 46R, the Company is required to consolidate certain cemeteries and trust assets. Merchandise and service trusts and cemetery perpetual care trusts are considered variable interest entities because the trusts meet the conditions of paragraphs 5(a) and 5(b)(1) of FIN 46R. That is, as a group, the equity investors (if any) do not have sufficient equity at risk and do not have the direct or indirect ability through voting or similar rights to make decisions about the trusts’ activities that have a significant effect on the success of the trusts. FIN 46R required the Company to consolidate merchandise and service trusts and cemetery perpetual care trusts for which the Company is the primary beneficiary (i.e., those for which the Company absorbs a majority of the trusts’ expected losses). The Company is the primary beneficiary of a trust whenever a majority of the assets of the trust are attributable to deposits of customers of the Company.
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
     Beginning March 31, 2004, the Company began recognizing net realized investment earnings of the merchandise and service trusts and perpetual care trusts, as well as the related trustee investment expenses and taxes, within Other income, net. The Company recognizes a corresponding expense within Other income, net representing the net realized earnings of those trusts that are attributable to the non-controlling interest holders. The corresponding credit for this expense is reflected in the Company’s consolidated balance sheet in Non-controlling interest in funeral and cemetery trusts for merchandise and service trusts or Non-controlling interest in perpetual care trusts for cemetery perpetual care trusts. The sum of these expenses recorded in Other income, net offset the net realized earnings of such trusts also recognized within Other income, net. Accordingly, the Company’s net income in the consolidated statement of operations is not affected by consolidation of the trusts in accordance with FIN 46R.
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

6. Retirement Plans
The components of net periodic pension plan benefit cost for the three months ended March 31 were as follows:

	Three months ended
	March 31,
	2005	2004
Service cost – benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	2,015	2,245
Return on plan assets	(1,202)	(1,790)
Amortization of prior service cost	46	45

	$859	$500

7. Segment Reporting
The Company’s operations are both product based and geographically based, and the reportable operating segments presented below include the Company’s funeral and cemetery operations. The Company’s geographic areas include North America and Other Foreign. In 2005, Other Foreign consists of the Company’s operations in Singapore, Germany and South America. In 2004, Other Foreign also included operations in France, which were disposed of in the first quarter of 2004. The Company conducts both funeral and cemetery operations in the North America and Other Foreign geographic areas.
     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended March 31,
2005 (Restated – note 2)	$319,451	$135,420	$454,871
2004 (Restated – note 2)	$434,521	$154,178	$588,699

Gross profit:
Three months ended March 31,
2005 (Restated – note 2)	$79,622	$20,152	$99,774
2004 (Restated – note 2)	$86,559	$29,070	$115,629
     The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	Three months ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Gross profit from reportable segments	$99,774	$115,629
General and administrative expenses	(19,716)	(51,021)
Gains and impairment (losses) on dispositions, net	(5,741)	34,785

Operating income	74,317	99,393
Interest expense	(24,656)	(32,658)
Loss on early extinguishment of debt	(1,207)	—
Other income, net	2,687	6,424

Income from continuing operations before income taxes and cumulative effects of accounting changes	$51,141	$73,159

     The Company’s geographic area information is as follows:

	North	Other
	America	Foreign	Total
Revenues from external customers:
Three months ended March 31,
2005 (Restated – note 2)	$444,177	$10,694	$454,871
2004 (Restated – note 2)	$451,288	$137,411	$588,699

Gains and impairment (losses) on dispositions, net:
Three months ended March 31,
2005 (Restated – note 2)	$(5,741)	$—	$(5,741)
2004 (Restated – note 2)	$34,693	$92	$34,785

Operating income:
Three months ended March 31,
2005 (Restated – note 2)	$71,253	$3,064	$74,317
2004 (Restated – note 2)	$85,461	$13,932	$99,393

Depreciation and amortization:
Three months ended March 31,
2005 (Restated – note 2)	$20,915	$174	$21,089
2004 (Restated – note 2)	$35,459	$868	$36,327

Total assets at:
March 31, 2005 (Restated – note 2)	$7,660,950	$130,801	$7,791,751
December 31, 2004 (Restated – note 2)	$8,048,337	$157,350	$8,205,687
     Included in the North America figures above are the following United States amounts:

	Three months ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Revenues from external customers	$416,699	$422,905
Operating income	$64,594	$76,207
Depreciation and amortization	$19,729	$32,927
Total assets (a)	$7,292,972	$7,671,171

(a)	Prior year amounts are as of December 31, 2004.
     Included in the Other Foreign figures above are the following France amounts:

	Three months ended
	March 31,
	2005	2004
Revenues from external customers	$—	$127,282
Operating income	$—	$11,664

     The changes in the carrying amounts of goodwill for the Company’s two segments are as follows:

	Funeral	Cemetery	Total
Balance as of December 31, 2004	$1,166,657	$2,383	$1,169,040
Dispositions	(5,836)	—	(5,836)
Effects of foreign currency and other	(871)	(118)	(989)

Balance as of March 31, 2005	$1,159,950	$2,265	$1,162,215
8. Supplementary Information
The detail of certain income statement accounts is as follows for the quarters ended March 31,

	2005	2004
	(Restated)	(Restated)
	note 2	note 2
North America revenues, net
Goods
Funeral	$140,401	$132,370
Cemetery	82,722	97,607

Total goods	223,123	229,977

Services
Funeral	169,132	163,915
Cemetery	36,337	38,004

Total Services	205,469	201,919

North America revenues, net	428,592	431,896

International revenues	10,694	137,411

Other revenues	15,585	19,392

Total revenues, net	$454,871	$588,699

North America costs
Goods
Funeral	$76,803	$74,662
Cemetery	34,581	43,316

Total cost of goods	111,384	117,978

Services
Funeral	69,339	62,356
Cemetery	23,904	25,021

Total cost of services	93,243	87,377

North America costs	204,627	205,355

International cost of goods and services	7,630	123,571

Overhead and other expenses	142,840	144,144

Total costs	$355,097	$473,070

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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is presented below:

	Three months ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Income from continuing operations before cumulative effects of accounting changes (numerator):
Income from continuing operations before cumulative effects of accounting changes – basic	$33,242	$76,938
After tax interest on convertible debt	12	3,562

Income from continuing operations before cumulative effects of accounting changes – diluted	$33,254	$80,500

Net (loss) income (numerator):
Net (loss) income – basic	$(154,946)	$30,136
Interest on convertible debt	12	3,562

Net (loss) income – diluted	$(154,934)	$33,698

Shares (denominator):
Shares – basic	313,490	303,018
Stock options	4,086	4,211
Restricted stock	54	6
Convertible debt	121	45,853

Shares – diluted	317,751	353,088

Income from continuing operations per share before cumulative effects of accounting changes:
Basic	$.11	$.25
Diluted	$.10	$.23

Cumulative effects of accounting changes per share, net of tax:
Basic	$(.60)	$(.15)
Diluted	$(.59)	$(.13)

Net (loss) income per share:
Basic	$(.49)	$.10
Diluted	$(.49)	$.10

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

	Three months ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Net (loss) income	$(154,946)	$30,136
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(391)	(779)

Pro forma net (loss) income	$(155,337)	$29,357

Basic (loss) earnings per share:
Net (loss) income	$(.49)	$.10
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—

Pro forma basic (loss) earnings per share	$(.49)	$.10

Diluted (loss) earnings per share:
Net (loss) income	$(.49)	$.10
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—

Pro forma diluted (loss) earnings per share	$(.49)	$.10

     The fair value of the Company’s stock options used to compute the pro forma net (loss) income and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.

Accumulated Other Comprehensive (Loss) Income

The components of Accumulated other comprehensive (loss) income are as follows:

	Foreign	Minimum		Accumulated
	currency	pension	Unrealized	other
	translation	liability	gains	comprehensive
	adjustment	adjustment	and losses	(loss) income
Balance at December 31, 2004	$(38,349)	$—	$—	$(38,349)
Activity in 2005	(6,469)		—	(6,469)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(43,577)	(43,577)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	43,577	43,577
Reclassification for translation adjustment realized in net loss	71,770	—	—	71,770

Balance at March 31, 2005	$26,952	$—	$—	$26,952

Balance at December 31, 2003	$(78,113)	$(33,599)	$—	$(111,712)
Activity in 2004	13,953	33,599	—	47,552

Balance at March 31, 2004	$(64,160)	$—	$—	$(64,160)

     The reclassification adjustment of $71,770 during the three months ended March 31, 2005 relates to the sale of the Company’s Argentina and Uruguay operations.
     The components of Comprehensive (loss) income are as follows:

	Three months ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Comprehensive (loss) income:
Net (loss) income	$(154,946)	$30,136
Total other comprehensive income	65,301	47,552

Comprehensive (loss) income	$(89,645)	$77,688

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
Cash Dividend
In the first quarter of 2005, the Company’s Board of directors approved a cash dividend of $.025 per common share payable in the second quarter of 2005. At March 31, 2005, this dividend totaling $7,734 was recorded in Accrued Liabilities and Capital in Excess of Par Value in the condensed consolidated balance sheet.

12. Gains and Impairment (Losses) on Dispositions, Net
Gains and Impairment (Losses) on Dispositions for the Three Months Ended March 31, 2005 and 2004
As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains and impairment (losses) on dispositions, net. Additionally, as dispositions occur related to the Company’s ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.
     Gains and impairment (losses) on dispositions, net consists of the following:

	Three months ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Gains on dispositions	$889	$41,532
Impairment losses for assets held for sale	(7,118)	(5,940)
Changes to previously estimated impairment losses	488	(807)

	$(5,741)	$34,785

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
     Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representations and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2,400 in charges was applied to the indemnifications and related primarily to foreign taxes and legal expenses. The Company applied $772 to the indemnifications during the first quarter of 2005. Also, goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction.
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
     Stable revenues and cash flows. Our core business can be described as stable, with relatively consistent revenue and cash flows on an annual basis. We believe our ability to consistently generate strong cash flows sets us apart from others in the industry. This stability is enhanced by a large backlog of future revenues associated with preneed funeral and cemetery sales. In North America, our backlog of preneed funeral and cemetery sales consists of more than $5 billion of revenues that will be recognized in future periods. These unfulfilled preneed funeral and cemetery contracts are primarily supported by investments in trust funds which are included in our consolidated balance sheet or third party insurance policies, which are not included in our consolidated balance sheet.
     Financial flexibility. We believe we have significant opportunities to grow shareholder value due to our strong cash flows and liquidity, and modest debt maturities in the near term. For a further discussion about our financial flexibility, please see Financial Condition, Liquidity and Capital Resources in Item 2 of this amended Form 10-Q.
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
     Increasing trend toward cremation. In North America, social trends (such as a mobile less rooted society), religious preferences, environmental issues and cultural preferences are driving an increasing preference for cremation. SCI is the largest provider of cremation services in North America where approximately 40% of the total funeral services we perform are cremation services. The mix of cremation in our business has been increasing approximately 100 to 150 basis points each year and we expect this trend to continue in the near term. Cremation services historically have generated less revenue and gross profit dollars than traditional funeral services that involve burials. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. Industry research has shown that most consumers choose cremation for reasons other than cost, which we believe provides us significant opportunities to better serve the cremation consumer. We believe we are well positioned to respond to this trend and have experienced initial success through the use of contemporary marketing strategies and unique product and service offerings that specifically appeal to cremation consumers. See a further discussion regarding initiatives to address cremation as part of our long-term revenue growth opportunities described below.

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
     Externally, we continue to enhance signage and local advertising efforts using the Dignity Memorial® name and logo. Through our national brand we are the sponsor of several nationally recognized community programs. We also have a national advertising and marketing campaign to promote awareness of our brand name throughout North America that focuses on the distinct benefits and values that set Dignity Memorial® apart from other providers
Growing Our Revenues
We have made significant improvements to our cost structure in the last two years; however, we realize that to achieve sustainable long-term earnings growth, we must also increase our revenues. We believe we can be successful in this regard by developing the Dignity Memorial® brand and focusing on our customers’ concerns and satisfaction.
     Through our Dignity Memorial® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer create a personal experience as well as help them with the administrative and legal challenges that occur when a loved one dies. Some of the exclusive items offered through Dignity Memorial® providers include special rates on airfare, care rentals and hotel accommodations; grief counseling services; a legal services membership; internet memorial archive capabilities through Making Everlasting Memories®, or MeM® (www.mem.com); and the Aftercare® Planner — a comprehensive organization system that helps families manage the many financial details that arise after a death occurs. Importantly, these products and services appeal to both burial and cremation consumers.
     We are also focused on offering consumers new ways to personalize funeral services and create value in the experience. Examples include creating movies from pictures that span the deceased person’s life and important events; displaying items that were special to the individual or that reflect a hobby; having a dove, butterfly or balloon release; or holding a memorial service in a favorite place such as a park, marina or sports venue.
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
Improved management structure. In late 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure. In addition to reducing costs, this new structure is intended to have our strongest operation managers focused on producing favorable financial results in each of our markets. Under the old structure, multiple persons shared accountability and responsibility for financial results in multiple markets. Now accountability rests solely in the market director in charge of the geographical area that he or she manages. Under the new structure, many of the administrative and financial functions are now handled by market support centers. We believe this new structure allows for greater focus on developing people, growing market share, and improving profitability.
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
     Over the longer term, the potential for a franchising opportunity exists for further expansion in the smaller markets. In a franchise relationship, we could recruit independent funeral providers to join the Dignity Memorial® network and earn fees for a comprehensive range of services that we could provide to the franchisee – all at very little or no capital investment to us.
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
     Prior to the accounting change, we allocated significant employee resources to accounting for deferred selling costs and did not maintain deferred selling costs at a contract level or item level detail in order to exactly amortize the item level costs when the associated revenue was appropriately recognized. We believe that expensing these selling costs as incurred is the preferable method of accounting for the reasons noted above and because it eliminates the burden of maintaining deferred selling cost records.
     Finally, we manage our business based on cash flow. Management believed that expensing these deferred selling costs was preferable as it better aligns the costs of obtaining the preneed funeral and preneed cemetery contract with the cash outflows associated with obtaining such contracts.
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

	Three months ended March 31, 2004
		Deferred selling
	Historical	costs, net (1)	Pro forma
	(Restated)		(Restated)
(Dollars in thousands, except per share amounts)	note 2		note 2
Gross profits:
Funeral	$86,559	$(487)	$86,072
Cemetery	29,070	(3,894)	25,176

	115,629	(4,381)	111,248

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$73,159	$(4,381)	$68,778
Net income (loss)	$30,136	$(2,848)	$27,288

Amounts per common share:
Net income (loss) — basic	$.10	$(.01)	$.09
Net income (loss) — diluted	$.10	$(.01)	$.09

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.
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
Results of Operations – Three Months Ended March 31, 2005 and 2004
At December 31, 2004, we restated results for the first three interim periods of 2004. Subsequently, we have restated our condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 and our consolidated balance sheets as of March 31, 2005 and December 31, 2004. For details relating to this restatement, see note two to the consolidated financial statements and the Company’s Form 10-K/A (Amendment No. 2) for the year ended December 31, 2004. Effective January 1, 2005, we changed our accounting for preneed selling costs. For details surrounding this accounting change, see note four to the consolidated financial statements.
     In the following discussion of results of operations, certain prior period amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial position or cash flows.
     Net loss for the three months ended March 31, 2005, was $154.9 million or $.49 per diluted share compared to net income of $30.1 million or $.10 per diluted share in the same period of 2004. These results included cumulative effects of accounting changes, litigation expenses, gains and losses on dispositions, losses on early extinguishments of debt, income tax benefits, earnings from discontinued operations, and other income and expenses as further described below. Additionally, our former funeral operations in France (which were sold in March 2004) contributed $8.1 million or $.02 of earnings per diluted share in the first three months of 2004.
     Net (loss) income in the periods presented was affected by the following items, which are presented on an after tax basis:
     Three Months Ended March 31, 2005:
•	A charge of $187.5 million or $.59 per diluted share for the cumulative effect of the change in accounting related to preneed selling expenses.

•	Net loss on dispositions of $3.7 million or $.02 per diluted share.

•	Net loss on early extinguishment of debt of $0.8 million or less than $.01 per diluted share related to certain purchases of 7.7% notes due April 2009.

•	A net loss of $0.7 million or less than $.01 per diluted share from discontinued operations.
     Three Months Ended March 31, 2004:
•	A charge of $47.6 million or $.13 per diluted share for the cumulative effects of accounting changes related to the implementation of FIN 46R and changes in pension accounting.

•	Expenses of $22.5 million or $.06 per diluted share related to outstanding litigation matters.

•	Net gain on dispositions of $51.4 million or $.14 per diluted share (including tax benefits realized from the disposition of our French operations and a minority interest in our former United Kingdom company).

•	Interest income on a note receivable from our former United Kingdom company of $2.7 million, or $.01 per diluted share.

•	Net earnings of $0.8 million or less than $.01 per diluted share from discontinued operations.
     The consolidated effective tax rate in the first quarter of 2005 was a provision of 35.0% compared to a benefit of 5.2% in 2004. The tax rate in 2004 was favorably impacted by tax benefits realized from the disposition of our funeral operations in France and the United Kingdom. The tax benefits from dispositions result from differences between book and tax basis and the reversal of tax liabilities that were then recorded as warranty indemnification liabilities.
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
Consolidated Funeral Results
Funeral revenues in the three months ended March 31, 2005 declined $115.1 million from 2004 primarily due to a decline of $127.3 million in revenues associated with our French funeral operations, which were sold on March 11, 2004. North America funeral revenue increased $11.9 million primarily as a result of an increase in average revenue per funeral service and a $7.1 million increase in revenues from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenues were higher in the first quarter of 2005 than in the first quarter of 2004 primarily due to its involvement with the tsunami disaster that occurred in Asia at the end of 2004.
     Funeral gross profits decreased $6.9 million in the three months ended March 31, 2005 compared to the same period in 2004 primarily as a result of an $11.6 million decline in gross profits related to our former French operations, which were sold in March 2004. North America funeral gross profits increased $4.7 million despite our change in accounting related to deferred selling costs, which had an effect of $0.5 million. This increase in gross profit is primarily related to an increase in average revenue per funeral service, an increase in Kenyon revenue, and an improvement in overhead expenses, partially offset by a decline in GA revenue, and an increase of approximately $7.0 million of expenses related to Kenyon.
Consolidated Cemetery Results
Cemetery revenues decreased $18.8 million in the three months ended March 31, 2005 compared to the same period of 2004. North America cemetery revenues decreased $19.0 million primarily as a result of less constructed cemetery property revenue and decreases in cemetery preneed production. Cemetery gross profits decreased $8.9 million in the three months ended March 31, 2005 compared to the same period of 2004 primarily as a result of the decreases in revenues described above, as well as the effect of our change in accounting related to deferred selling costs, which had an effect of $3.9 million.
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

Other
In the first quarter of 2005, we recognized a net pretax loss on dispositions of $5.7 million associated with certain dispositions in North America. In the first quarter of 2004, we recognized a net pretax gain on dispositions of $34.8 million predominantly related to gains of $12.6 million from the sale of our funeral operations in France and the adjustment of $27.2 million to a note receivable associated with a United Kingdom company to its realizable value. The gains in the first quarter of 2004 were partially offset by net losses associated with the disposition of certain funeral and cemetery businesses in North America.
     Interest expense decreased to $24.7 million in the three months ended March 31, 2005 compared to $32.7 million in the same period of 2004. These declines are consistent with the Company’s decreases in debt.
     Other income, net was $2.7 million in the three months ended March 31, 2005 compared to $6.4 million in the same period of 2004. The components of other income for the periods presented were as follows:
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

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Actual	construction	dispositions	Comparable
2005	(Restated)			(Restated)
North America
Funeral revenue	$316,268	$472	$898	$314,898
Cemetery revenue	127,909	—	(1,084)	128,993

	444,177	472	(186)	443,891
Other foreign
Funeral revenue	3,183	—	—	3,183
Cemetery revenue	7,511	—	82	7,429

	10,694	—	82	10,612

Total revenues	$454,871	$472	$(104)	$454,503

North America
Funeral gross profits	$79,065	$104	$(1,217)	$80,178
Cemetery gross profits	17,645	—	(2,579)	20,224

	96,710	104	(3,796)	100,402
Other foreign
Funeral gross profits	557	—	—	557
Cemetery gross profits	2,507	—	(40)	2,547

	3,064	—	(40)	3,104

Total gross profits	$99,774	$104	$(3,836)	$103,506

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Actual	construction	dispositions	Comparable
2004	(Restated)			(Restated)
North America
Funeral revenue	$304,361	$—	$7,129	$297,232
Cemetery revenue	146,927	—	1,656	145,271

	451,288	—	8,785	442,503
Other foreign
Funeral revenue	130,160	—	127,282	2,878
Cemetery revenue	7,251	—	223	7,028

	137,411	—	127,505	9,906

Total revenues	$588,699	$—	$136,290	$452,409

North America
Funeral gross profits	$74,356	$—	$(496)	$74,852
Cemetery gross profits	27,433	—	(9)	27,442

	101,789	—	(505)	102,294
Other foreign
Funeral gross profits	12,203	—	11,572	631
Cemetery gross profits	1,637	—	(28)	1,665

	13,840	—	11,544	2,296

Total gross profits	$115,629	$—	$11,039	$104,590

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

(Dollars in millions, except average revenue per funeral service)	2005	2004
	(Restated)	(Restated)
Comparable North America funeral revenue	$314.9	$297.2
Less: GA revenues (1)	6.7	8.0
Kenyon revenues (2)	8.1	1.0

Adjusted Comparable North America funeral revenue	300.1	288.2

Comparable North America funeral services performed	69,842	69,368

North America average revenue per funeral service	$4,297	$4,155

(1)	General Agency (GA) revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon International Emergency Services (Kenyon) is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenues and gross profits associated with Kenyon are subject to significant variation due to the nature of their operations.
Comparable North America Funeral
Comparable North America funeral revenues in the first quarter of 2005 increased $17.7 million or 5.9% from 2004 primarily due to a $7.1 million increase in revenues from Kenyon, increases in funeral volume, an increase in the average revenue per funeral service, partially offset by a decrease in GA revenue.
     The number of funeral services performed increased 0.7% in 2005 compared to the same period in 2004 primarily attributable to increased volumes in February and March related to a late 2005 influenza season. The comparable average revenue per funeral service increased 3.4% in the first quarter of 2005 compared to the prior year period. The first quarter of 2005 represents the nineteenth consecutive quarter that we have reported an increase in our average revenue per funeral service. This consistent growth in average revenue is largely a result of the success of our nationally branded Dignity Memorial® packaged funeral and cremation plan initiative. We have been able to generate increases in the average revenue per funeral despite an increase in the rate of cremation. Of the total comparable funeral services performed in the first quarter of 2005, 40.2% were cremation services versus 39.6% in the same period of 2004.
     Funeral gross profit improved $5.3 million or 7.1%. This improvement is primarily a result of the increase in revenue described above and continued reduction in overhead expenses, partially offset by our change in accounting for deferred selling costs, a decline in GA revenue, and an increase of approximately $7.0 million of expenses related to Kenyon. In 2004, we deferred and amortized preneed funeral direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed funeral preneed selling costs as incurred in 2004, funeral gross profits in the first quarter of 2004 would have been reduced by approximately $0.5 million.
Comparable North America Cemetery
North America cemetery revenue decreased $16.3 million or 11.2% from the first quarter of 2005 to $129.0 million. This decline is primarily a result of decreases in cemetery preneed production and expected declines in legacy revenues associated with the recognition of constructed property revenues that were sold prior to 2005. This expected reduction is due to our shift in strategy to focus on shortening the time between when property is sold and when it is constructed. This decline in recognized preneed revenue was partially offset by an increase in atneed sales of property, merchandise and services.

     Cemetery gross profits decreased 26.3% or $7.2 million in the three months ended March 31, 2005 compared to the same period in 2004. Reductions in overhead costs, selling costs, and maintenance expenses helped to offset the declines in revenue described above as well as increases in costs related to our change in accounting for preneed cemetery direct selling costs. In 2004, we deferred and amortized preneed cemetery direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed cemetery preneed selling costs as incurred in 2004, cemetery gross profits in the first quarter of 2004 would have been reduced by $3.9 million.
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

	March 31,	December 31,
(In millions)	2005	2004	2003	2002
Total debt	$1,248.1	$1,254.0	$1,701.9	$1,974.4
Cash and cash equivalents	320.5	287.8	239.4	200.6

Total debt less cash and cash equivalents	$927.6	$966.2	$1,462.5	$1,773.8

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
     Investing Activities – Cash flows from investing activities decreased by $157.9 million primarily due to a decrease in proceeds of $266.3 million from sales of international businesses and equity investments. In the first quarter of 2005, we received $21.6 million from the disposition of our Argentina and Uruguay businesses. In the first quarter of 2004, we received $287.9 million from the sale of our French operations. These cash receipts were partially offset by a $112.6 million change in restricted cash primarily related to certain litigation matters in Florida in the first quarter of 2004.
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
     Financing Activities – Cash used for financing activities increased $107.5 million primarily due to the repurchase of Company stock in the first quarter of 2005. During the first quarter of 2005, we repurchased 14.7 million shares of common stock for an aggregate of $103.5 million. Between April 1, 2005 and May 16, 2005, we purchased an additional 5.5 million shares for $39.6 million. As of May 16, 2005, the remaining dollar value of shares that may be purchased under our share repurchase programs was approximately $46.6 million. The remaining increase is due to $7.7 million in early extinguishment of debt in 2005, partially offset by a $3.9 million decrease in scheduled debt payments in the first quarter of 2005 compared to the first quarter of 2004.
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
     In the first quarter of 2005, we announced the reinstatement of a quarterly dividend. The first disbursement of this dividend paid in April of 2005 totaled $7.7 million or $.025 per common share.
     We expect to receive approximately $43.0 million in the second and third quarters of 2005 related to the collection of our note receivable resulting from the sale of our funeral operations in France in March 2004 and the redemption of other various preferred equity instruments. As of May 10, 2005, we have received EUR 27.3 million, or approximately $35.0 million of the expected $43.0 million, from this transaction. For more details related to this transaction, see note twelve to the consolidated financial statements.
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
Preneed Funeral and Cemetery Activities
In addition to selling our products and services to client families at the time of need, we believe an active funeral and cemetery preneed program can increase future market share in our service markets. Preneed arrangement is a means through which a customer contractually agrees to the terms of a funeral service, cremation service, and/or cemetery burial interment right, merchandise or cemetery service to be performed or provided in the future (that is, in advance of when needed or “preneed”).
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
     The trust investments are expected to generate earnings sufficient to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of the revised Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R), the preneed funeral trust assets have been consolidated and are recorded in our consolidated balance sheet at market value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Investment earnings on trust assets are generally accumulated in the trust and distributed as each preneed contract is either utilized upon the death of, or cancelled by, the customer. However, in certain states, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date. See the Critical Accounting Policies and Accounting Changes of this section of this amended Form 10-Q for additional information regarding the implementation of FIN 46R.
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
     Beginning January 1, 2005, we have made an accounting change to expense all direct selling costs as incurred with the sales of preneed funeral contracts. See Critical Accounting Policies and Accounting Changes in this section of this amended Form 10-Q for additional information regarding this change in accounting for selling costs.
     If a customer cancels the trust funded preneed funeral contract, state or provincial law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited on behalf of the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at March 31, 2005 or December 31, 2004.
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
     Insurance Funded Preneed Funeral Contracts: Where permitted, customers may arrange their funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission for being the general agent for the insurance company. The policy amount of the insurance contract between the customer and the third party insurance company generally equals the amount of the preneed funeral contract. However, we do not reflect the unfulfilled insurance funded preneed funeral contract amounts in our consolidated balance sheet, as these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements”.
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
     We receive general agency (GA) commissions from third party insurance companies when customers purchase insurance contracts from such third party insurance companies to fund funeral services and merchandise at a future date. These general agency commissions are based on a percentage per contract sold (typically ranging between 11% and 16%) and are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed. GA commissions totaled $6.7 million and $8.0 million in the first quarter of 2005 and 2004, respectively. Direct selling costs incurred pursuant to the sale of insurance funded preneed funeral contracts are expensed as incurred.
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
     The table below details the North America results of trust and insurance funded preneed funeral production for the three months ended March 31, 2005 and 2004, the total selling costs incurred to obtain the preneed arrangements. Total selling costs incurred to obtain the preneed arrangements include compensation and associated fringe benefits, facility expense, advertising and lead procurement costs, sales supplies expense, and other associated costs.

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

	North America
	Funeral
	March 31, 2005		December 31, 2004
	(Restated)		(Restated)
	Market	Cost	Market	Cost
Backlog of trust funded deferred preneed funeral revenues (1)	$1,456.0	$1,454.7	$1,475.9	$1,440.8
Backlog of insurance funded preneed funeral revenues (2)	$2,211.6	$2,211.6	$2,202.6	$2,202.6

Total backlog of preneed funeral revenues (including bonded)	$3,667.6	$3,666.3	$3,678.5	$3,643.4

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,145.8	$1,144.4	$1,165.8	$1,130.6
Insurance policies associated with insurance funded deferred preneed funeral revenues, net of estimated allowance for cancellation (2)	$2,211.6	$2,211.6	$2,202.6	$2,202.6

Total assets associated with backlog of preneed funeral revenues	$3,357.4	$3,356.0	$3,368.4	$3,333.2

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated cancellation allowance.

(2)	Insurance funded preneed funeral contracts are not included in the consolidated balance sheet.
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

     Because the services or merchandise will not be provided until some time in the future, all or a portion of the proceeds from the sale of preneed cemetery merchandise and services may be required by law to be paid into merchandise and services trusts until the merchandise is delivered or the service is provided. As with trust funded preneed funeral contracts, the funds deposited into trust are invested by the independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines as established by our Investment Committee of the Board of Directors. The trustees utilize professional investment advisors to select and monitor the money managers that make the investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of the preneed programs. State or provincial law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer. In certain situations pursuant to state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed cemetery contract in lieu of placing funds into trust accounts. See the Financial Assurances section within this Preneed Funeral and Cemetery Activities section for further details on our practice of posting such surety bonds.
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
     As a result of our 2003 restatement and other events including the implementation of Section 404 of the Sarbanes Oxley Act and the implementation of the new point-of-sale system, we began a process to examine all cemetery contracts in our deferred preneed cemetery contract balance to ensure that revenue was recognized in the appropriate period (when merchandise and services were delivered). As of May 2, 2005, we have completed our reconciliation procedures for our cemetery contracts and our results indicated no significant fluctuations from our expectations. Therefore, no adjustment in the first quarter was required.
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
     Beginning January 1, 2005, we made an accounting change to expense all direct selling costs as incurred with the sales of preneed cemetery contracts. See Critical Accounting Policies and Accounting Changes in Item 2 in this amended Form 10-Q for additional information regarding this change in accounting for selling costs.
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
     The table below details the North America results of total cemetery sales production for the three months ended March 31, 2005 and 2004. Additionally, the table reflects previously deferred revenues recognized in the consolidated statements of operations associated with deliveries/services of cemetery contract items for the three months ended March 31, 2005 and 2004. The Company has conformed the data presented in 2004 on a pro forma basis to be consistent with the presentation of 2005.

	North America
	Cemetery
	Three months ended
	March 31,
(In millions)	2005	2004
		(Restated) Pro forma
Total preneed cemetery production	$74.4	$85.7
Total atneed cemetery production	54.8	47.6

Total cemetery sales production	129.2	133.3

Total selling costs	$24.4	$33.6

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

	North America
	Cemetery
	March 31, 2005		December 31, 2004
	(Restated)		(Restated)
	Market	Cost	Market	Cost
Backlog of deferred cemetery revenues (including bonded) (1)	$1,665.5	$1,629.8	$1,682.3	$1,605.4

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,205.0	$1,174.0	$1,237.4	$1,170.8

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated cancellation allowance.
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
Cautionary Statement on Forward-Looking Statements
The statements in this amended Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
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
     We occasionally use derivative instruments, primarily in the form of forward exchange contracts, to hedge our net investment in foreign assets and for other hedging activities. We do not participate in derivative transactions that are leveraged or considered speculative in nature. During the first quarter 2004, we executed certain forward exchange contracts as hedges of our net foreign investment in our France operations and related to our expected proceeds from the sale of a portion of our equity interest in and the prepayment of a note receivable from a United Kingdom company.

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
B.	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities, and of cemetery deferred selling costs. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its condensed consolidated financial statements for the first quarter of 2005 and quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

C.	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency contributed to the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

D.	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by local management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

E.	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point-of-sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

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
G.	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the outstanding account balances at period-end to ensure appropriate follow up is performed or write-off of account balance is performed. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of accounts receivable and revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

H.	The Company did not maintain effective controls over the review of cash disbursements at the funeral and cemetery locations. Specifically, the Company did not maintain effective controls over the review by location management of disbursements made at those locations and by the corporate office in Houston on behalf of such locations in order to verify that all expenditures are accurate and reasonable. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are erroneous or not for legitimate business purposes or could result in a misstatement of accounts payable or expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

I.	The Company did not maintain effective controls over the existence, completeness and accuracy of merchandise inventory. Specifically, the Company did not maintain effective controls over physical inventory counts at the funeral and cemetery locations. Inventory count sheets were not signed by individuals who performed and verified the counts. Also, in some instances, inventory counts were not conducted on a timely basis or the inventory counts by location personnel were not accurate. This control deficiency did not result in an adjustment to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in the misstatement of inventory and cost of sales that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

J.	The Company did not maintain effective controls over the accounting for capitalized covenant-not-to-compete agreements and the recording of asset impairments and divestitures related to the sale or disposition of locations in accordance with generally accepted accounting principles. Specifically, the Company failed to write off certain previously capitalized covenant-not-to-compete assets resulting in a misstatement of the gain or loss upon exiting locations and the ongoing amortization expense. Additionally, the Company did not maintain effective controls over the impairment or disposition of assets related to the sale of certain locations in the proper period. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements, as well as its condensed consolidated financial statements for the first quarter of 2005 and quarterly financial data for all quarters of both 2004 and 2003. Furthermore, this control deficiency could result in the misstatement of gains and impairment (losses) on dispositions, property, plant and equipment and deferred charges and other assets that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

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
L.	The Company did not maintain effective controls over the accuracy of preneed funeral trust income recorded upon the maturity of certain preneed funeral contracts. Specifically, the Company did not maintain effective controls over the posting of automated journal entries to the general ledger resulting in the entries being posted to the incorrect account. This control deficiency resulted in the restatement of the Company’s 2004 financial statements including an adjustment to the fourth quarter 2004 financial data as well as its condensed consolidated financial statements for the first quarter of 2005. Additionally, this control deficiency could result in the misstatement of funeral revenues and of assets and liabilities associated with preneed funeral activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

M.	The Company did not maintain effective controls over the communication and evaluation by the legal department of information related to legal claims. Specifically, the legal department did not communicate information relevant to the complete and accurate recording of legal accruals in the proper period in accordance with generally accepted accounting principles. This control deficiency did not result in an adjustment to the Company’s 2004 consolidated financial statements or first quarter 2005 condensed consolidated financial statements. However, this control deficiency did result in an adjustment detected by the auditor to the second quarter 2005 condensed consolidated financial statements. Additionally, this control deficiency could result in the misstatement of general and administrative expenses and accrued liabilities that would result in a misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.
     Because of these material weaknesses, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework issued by the COSO. The above described material weaknesses continue to exist as of March 31, 2005.
     Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in (A) — (M) above. In connection with the restatement of the Company’s interim financial data described in note two, management has determined that the restatement was an additional effect of the material weaknesses described in (B), (J), (K), and (L) above that were previously disclosed in Item 9A of the Company’s 2004 Form 10-K/A (Amendment No. 2). Accordingly, this restatement did not have an effect on this report on internal control over financial reporting.
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
     We previously initiated projects to reconcile our preneed backlog detailed records to trust assets and corresponding liabilities. These reconciliation projects involved examining the contract details for the individual preneed funeral trust contracts and undelivered cemetery contracts in our detail accounting system records against the manual contract files in the individual funeral homes and cemeteries. We then reconciled the adjusted detail accounting system records to the general ledger balances and recorded any required adjustments. For the related trust assets, we reconciled the contract detail balances to the related trustee bank statements and the general ledger balances. The Company has completed these examination projects and implemented the reconciliation procedures as described above, which resulted in the identification of a significant number of reconciling items. Subsequent to the completion of the examination of the contracts, the Company began recording the reconciling items to the trust asset and deferred revenue detailed records. During this review, the Company determined that certain of the reconciling items had been reflected improperly in its initial review which resulted in an error to the Company’s consolidated financial statements. However, we have further strengthened the internal controls and procedures surrounding the reconciliation process and anticipate that these internal controls will be operating effectively for the current reconciliations by the end of 2005.
     The Company is currently developing control procedures to ensure lease payments and related asset depreciation are expensed in accordance with generally accepted accounting principles. We expect these procedures to be completed during 2005.
     We currently rely on processes that are heavily dependent on manual and detective controls and on human intervention at our funeral and cemetery locations. Many of the funeral and cemetery location controls are widely dispersed across the Company’s network of approximately 1,600 locations making it very difficult to achieve a consistently high level of precision. In May 2005 we implemented the following additional redundant, compensating, and monitoring controls at a consolidated level to monitor the control activities performed at the funeral and cemetery locations.
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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in note nine to the unaudited consolidated financial statements in Item 1 of Part I of this amended Form 10-Q which information is hereby incorporated by reference herein.
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
Item 6. Exhibits
10.1	Agreement and First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Amegy Bank, National Association and Merrill Lynch Capital Corporation, as Co-Documentation Agents, and JPMorgan Chase Banks National Association, as Administrative Agent.

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2005 and 2004.

18.1	Preferability letter from Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) regarding change in accounting principle. (Incorporated by reference to Exhibit 18.1 to Form 10-Q for the quarterly period ended March 31, 2005).

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

October 27, 2005	SERVICE CORPORATION INTERNATIONAL

By: /s/ Jeffrey E. Curtiss

Jeffrey E. Curtiss
Senior Vice President Chief Financial Officer and
Treasurer (Principal Financial Officer)

Index to Exhibits

Exhibits	Description
10.1	Agreement and First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Amegy Bank, National Association and Merrill Lynch Capital Corporation, as Co-Documentation Agents, and JPMorgan Chase Banks National Association, as Administrative Agent.

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2005 and 2004.

18.1	Preferability letter from Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) regarding change in accounting principle. (Incorporated by reference to Exhibit 18.1 to Form 10-Q for the quarterly period ended March 31, 2005).

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.