Form 10-Q
period 2005-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2005-10-27
CIK 89089

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-6402-1

SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I. R. S. employer identification number)

1929 Allen Parkway, Houston, Texas	77019
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 7, 2005 was 298,148,297 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2

Revenues	$440,236	$432,368	$895,107	$1,021,067
Costs and expenses	(364,849)	(359,019)	(719,946)	(832,089)

Gross profit	75,387	73,349	175,161	188,978

General and administrative expenses	(22,494)	(24,028)	(42,210)	(75,049)
Gains and impairment (losses) on dispositions, net	4,528	1,517	(1,213)	36,302

Operating income	57,421	50,838	131,738	150,231

Interest expense	(25,875)	(31,843)	(50,531)	(64,501)
Loss on early extinguishment of debt	(13,051)	(16,770)	(14,258)	(16,770)
Other income (expense), net	5,360	(514)	8,047	5,910

	(33,566)	(49,127)	(56,742)	(75,361)

Income from continuing operations before income taxes and cumulative effects of accounting changes	23,855	1,711	74,996	74,870
Provision (benefit) for income taxes	10,150	(6,904)	28,049	(10,683)

Income from continuing operations before cumulative effects of accounting changes	13,705	8,615	46,947	85,553
Income (loss) from discontinued operations (net of income tax (benefit) provision of $(49,097), $594 and $(48,956), respectively)	—	34,337	(650)	35,091
Cumulative effects of accounting changes (net of income tax benefit of $117,428 and $20,983, respectively)	—	—	(187,538)	(47,556)

Net income (loss)	$13,705	$42,952	$(141,241)	$73,088

Basic earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.05	$.03	$.15	$.28
Income from discontinued operations, net of tax	—	.11	—	.12
Cumulative effects of accounting changes, net of tax	—	—	(.61)	(.16)

Net income (loss)	$.05	$.14	$(.46)	$.24

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.04	$.03	$.15	$.26
Income from discontinued operations, net of tax	—	.11	—	.10
Cumulative effects of accounting changes, net of tax	—	—	(.60)	(.13)

Net income (loss)	$.04	$.14	$(.45)	$.23

Basic weighted average number of shares	302,363	307,988	307,896	305,290

Diluted weighted average number of shares	306,404	312,725	311,986	353,438

Dividends declared per share	$.025	—	$.050	—

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
		(Restated)
		note 2
Assets
Current assets:
Cash and cash equivalents	$319,955	$287,785
Receivables, net	115,034	102,622
Inventories	82,987	81,526
Current assets of discontinued operations	—	11,085
Other	39,616	50,945

Total current assets	557,592	533,963

Preneed funeral receivables and trust investments	1,253,322	1,267,784
Preneed cemetery receivables and trust investments	1,344,843	1,399,778
Cemetery property, at cost	1,484,019	1,509,599
Property and equipment, at cost, net	947,450	970,547
Non-current assets of discontinued operations	—	4,367
Deferred charges and other assets	281,764	621,561
Goodwill	1,150,143	1,169,040
Cemetery perpetual care trust investments	722,947	729,048

Total assets	$7,742,080	$8,205,687

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$219,925	$221,877
Current maturities of long-term debt	90,770	75,075
Current liabilities of discontinued operations	—	7,111
Income taxes	2,948	7,850

Total current liabilities	313,643	311,913

Long-term debt	1,172,525	1,178,885
Deferred preneed funeral revenues	519,795	498,571
Deferred preneed cemetery revenues	839,679	803,144
Deferred income taxes	201,278	276,572
Non-current liabilities of discontinued operations	—	58,225
Other liabilities	418,232	431,917
Non-controlling interest in funeral and cemetery trusts	2,003,544	2,092,881
Commitments and contingencies (note 9)
Non-controlling interest in perpetual care trusts	699,958	704,912
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 298,148,521 and 323,225,352, issued and outstanding (net of 44,747,591 and 18,502,478 treasury shares, at par)	298,149	323,225
Capital in excess of par value	2,224,940	2,395,057
Unearned compensation	(4,702)	(2,022)
Accumulated deficit	(970,485)	(829,244)
Accumulated other comprehensive income (loss)	25,524	(38,349)

Total stockholders’ equity	1,573,426	1,848,667

Total liabilities and stockholders’ equity	$7,742,080	$8,205,687

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended
	June 30,
	2005	2004
		(Restated)
		note 2
Cash flows from operating activities:
Net (loss) income	$(141,241)	$73,088
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) from discontinued operations	650	(35,091)
Loss on early extinguishment of debt	14,258	16,770
Cumulative effects of accounting changes, net of tax	187,538	47,556
Depreciation and amortization	42,395	71,344
Provision (benefit) for deferred income taxes	26,283	(12,110)
(Gains) and impairment losses on dispositions, net	1,213	(36,302)
Other non-cash adjustments	—	273
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	14,442	25,370
Decrease in other assets	29,441	4,774
Decrease in payables and other liabilities	(13,626)	(2,944)
Net effect of preneed funeral production and maturities	(3,054)	(9,770)
Net effect of cemetery production and deliveries	44,676	(14,094)
Other	(217)	1,654

Net cash provided by operating activities from continuing operations	202,758	130,518
Net cash (used in) provided by operating activities from discontinued operations	(241)	2,278

Net cash provided by operating activities	202,517	132,796
Cash flows from investing activities:
Capital expenditures	(43,907)	(41,289)
Proceeds from divestitures and sales of property and equipment	34,463	19,477
Proceeds and distributions from dispositions of businesses, net of cash retained	21,597	337,049
Proceeds from equity investments	32,070	—
Indemnity payments related to the joint venture of French operations	(1,602)	—
Net (deposits) withdrawals of restricted funds and other	(9,026)	(158,632)

Net cash provided by investing activities from continuing operations	33,595	156,605
Net cash used in investing activities from discontinued operations	—	(117)

Net cash provided by investing activities	33,595	156,488
Cash flows from financing activities:
Proceeds from issuance of long-term debt	291,472	242,850
Payments of debt	(3,047)	(121,139)
Early extinguishments of debt	(298,401)	(313,527)
Proceeds from exercise of stock options	4,556	5,254
Purchase of Company common stock	(189,809)	—
Payments of dividends	(7,729)	—
Purchase of subsidiary stock	(844)	—

Net cash used in financing activities	(203,802)	(186,562)
Effect of foreign currency	(140)	(1,269)

Net increase in cash and cash equivalents	32,170	101,453
Cash and cash equivalents at beginning of period	287,785	239,431

Cash and cash equivalents at end of period	$319,955	$340,884

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	Shares	stock	value	par value	Compensation	deficit	(loss) income	Total
Balance at December 31, 2004 (Restated) note 2	323,225	$341,727	$(18,502)	$2,395,057	$(2,022)	$(829,244)	$(38,349)	$1,848,667
Net loss						(141,241)		(141,241)
Dividends on common stock ($.05 per share)				(15,184)				(15,184)
Other comprehensive income:
Foreign currency translation							(7,897)	(7,897)
Reclassification for translation adjustments realized in net loss							71,770	71,770

Total other comprehensive income								63,873

Stock option exercises and other	1,169	1,169		3,739				4,908
Tax benefit from stock option excercises				1,216				1,216
Restricted stock award	499		499	3,177	(3,676)			—
Restricted stock amortization					996			996
Purchase of Company common stock	(26,744)		(26,744)	(163,065)				(189,809)

Balance at June 30, 2005	298,149	$342,896	$(44,747)	$2,224,940	$(4,702)	$(970,485)	$25,524	$1,573,426

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
2. Restatement of Financial Statements
Overview
The Company has restated herein its previously issued consolidated statement of operations for the three and six months ended June 30, 2004, its consolidated statement of cash flows for the six months ended June 30, 2004, and its condensed consolidated balance sheet as of December 31, 2004. This restatement corrects errors related to (1) the Company’s recognition of income related to its preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, and (3) the computation of gains and losses on certain asset divestiture activities including the write-off of certain covenant-not-to-compete agreements, which should have been recognized in the Company’s 2002 consolidated financial statements, and a loss on a property disposition recorded in April 2005 which should have been recognized in the Company’s first quarter 2005 consolidated financial statements. All applicable amounts relating to this restatement have been reflected in the Company’s condensed consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.
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

     However, in light of the material impact of the errors identified in the second quarter of 2005, as detailed below under “Current Period Restatement”, the Company concluded that prior period financial statements for the fiscal years ended 2004, 2003 and 2002 should be restated and has corrected such prior periods for the $416 net impact to Other operating (expense) income described above. Please refer to the Company’s 2004 Form 10-K/A (Amendment No. 2) for details related to the impacts of this restatement on the Company’s consolidated statements for each of the five years ended December 31, 2004; all four interim periods of 2004; and all four interim periods of 2003.
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
During the first and second quarters of 2005, the Company continued to find and record these reconciling items to its trust asset and deferred revenue detailed records. During the second quarter of 2005, the Company determined that certain of the reconciling items had been reflected improperly in its initial reconciliation process at December 31, 2004 which resulted in the identification of errors to the Company’s consolidated financial statements. The Company previously recorded a $1,600 charge in its first quarter 2005 consolidated financial statements for similar prior period adjustments arising from the aforementioned reconciliation process.
Also during the second quarter of 2005, the Company identified other adjustments, one of which related to a point-of-sale system error that caused preneed funeral trust income accounts to be understated in the fourth quarter of 2004 and the first quarter of 2005 by $1,570 and $2,700, respectively, and another of which related to the recognition of a loss on a disposition recorded in April 2005 that should have been recognized in the Company’s first quarter 2005 unaudited consolidated financial statements. In addition, in connection with the asset divestitures, the Company did not write off certain covenant-not-to-compete agreements, which should have been recorded in the Company’s 2002 consolidated financial statements.
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
Materiality Assessment
The Company evaluated the materiality of these adjustments (including the $1,600 charge recorded in the first quarter 2005 and the adjustments aggregating to $416 associated with the restatement of the first three interim periods of 2004 described above) on its consolidated financial statements for the second quarter of 2005, its unaudited quarterly financial statements for 2004 and 2003, and for each of the five prior annual periods ended December 31, 2004. The Company determined that the net effect of these adjustments ($5,192 charge to pretax income), which primarily relate to periods prior to 2000, is not material to the Company’s previously reported consolidated financial statements for periods described above; however, the Company determined that such impact is material to the Company’s second quarter 2005 consolidated financial statements. As a result, the Company has restated its consolidated statements of operations for the three and six months ended June 30, 2004, its consolidated statement of cash flows for the six months ended June 2004, and its consolidated balance sheet at December 31, 2004.

     As discussed above, the quarterly financial statements for the three and six months ended June 30, 2004 have been further restated in connection with the restatement. We have also reflected the effects of this restatement in notes four, seven, eight, ten, eleven, and twelve. The effect of the adjustments to the Company’s consolidated statement of operations for the three and six months ended June 30, 2004 is as follows:

	Three months ended		Six months ended
	June 30, 2004		June 30, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated

Revenues	$432,103	$432,368	$1,021,525	$1,021,067
Costs and expenses	359,058	359,019	832,167	832,089
Gross profits	73,045	73,349	189,358	188,978
Operating income	50,534	50,838	151,024	150,231
Income from continuing operations before income taxes and cumulative effects of accounting changes	1,407	1,711	75,663	74,870
Benefit for income taxes	(7,017)	(6,904)	(10,392)	(10,683)
Net income	$42,761	$42,952	$74,072	$73,088
Earnings per share:
Basic — EPS	$.14	$.14	$.24	$.24
Diluted — EPS	$.14	$.14	$.23	$.23
The effect of the restatement on the Company’s previously reported consolidated balance sheet as of December 31, 2004 is as follows:

	As Reported	As Restated
Selected consolidated balance sheet data:
Receivables, net of allowances	$102,156	$102,622
Total current assets	533,497	533,963
Preneed funeral receivables and trust investments	1,264,600	1,267,784
Preneed cemetery receivables and trust investments	1,402,750	1,399,778
Deferred charges and other assets	618,565	621,561
Total assets	8,199,196	8,205,687
Deferred preneed funeral revenues	486,191	498,571
Deferred preneed cemetery revenues	801,065	803,144
Deferred income taxes	279,474	276,572
Non-controlling interest in funeral and cemetery trusts	2,095,852	2,092,881
Accumulated deficit	824,364	829,244
Total stockholders’ equity	1,853,576	1,848,667
Total liabilities and stockholders’ equity	8,199,196	8,205,687

3. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2005 and 2004 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2004, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
     The effective tax rate in the three months ended June 30, 2005 was an expense of 42.5% compared to a benefit of 403.5% in the three months ended June 30, 2004. The effective tax rate in the first six months of 2005 was an expense of 37.4% compared to a benefit of 14.3% in the first six months of 2004. The unusual tax rates in 2005 were negatively impacted by permanent differences between book and tax bases of North American asset dispositions. The unusual tax rates in 2004 are due to non-cash tax benefits recognized from the disposition of the Company’s French operations consummated in the first quarter of 2004 and the sale of the Company’s equity investment in a United Kingdom company in the second quarter of 2004. For more information regarding these transactions, see note twelve to the consolidated financial statements.
4. Accounting Changes and New Accounting Pronouncements
Accounting Changes and Error Corrections
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 primarily requires retrospective application to prior period financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
     As of January 1, 2005, the Company recorded a cumulative effect of $187,538, net of tax of $117,428. This amount represents the cumulative balance of deferred selling costs recorded on the Company’s consolidated balance sheet in Deferred charges and other assets at the time of the accounting change. If the Company had not changed its method of accounting for direct selling costs as described above, net income for the three months ended June 30, 2005 would have been approximately $2,594 after tax, or $.01 per basic and diluted share higher than currently reported. If the Company had not changed its method of accounting for direct selling costs as described above, net income for the six months ended June 30, 2005 would have been approximately $4,890 after tax, or $.02 per basic and diluted share higher than currently reported.
     The three and six months ended June 30, 2004 pro forma amounts in the table below reflect the new policy to expense selling costs as incurred. The effect of the change for the three months ended June 30, 2004 would have decreased net income from continuing operations approximately $4,035 after tax, or $.02 per diluted share. The effect of the change for the six months ended June 30, 2004 would have decreased net income from continuing operations before cumulative effects of accounting changes by approximately $6,883 after tax, or $.02 per diluted share.

	Three months ended June 30, 2004			Six months ended June 30, 2004
		Deferred			Deferred
		Selling			Selling
		Costs,			Costs,
	Historical	net (1)	Pro forma	Historical	net (1)	Pro forma
	(Restated)		(Restated)	(Restated)		(Restated)
	note 2		note 2	note 2		note 2
Gross profits:
Funeral	$50,309	$(2,182)	$48,127	$136,868	$(2,669)	$134,199
Cemetery	23,040	(4,678)	18,362	52,110	(8,572)	43,538

	73,349	(6,860)	66,489	188,978	(11,241)	177,737

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$1,711	$(6,860)	$(5,149)	$74,870	$(11,241)	$63,629
Net income (loss)	$42,952	$(4,035)	$38,917	$73,088	$(6,883)	$66,205

Amounts per common share:
Net income (loss) – basic	$.14	$(.01)	$.13	$.24	$(.02)	$.22
Net income (loss) – diluted	$.14	$(.02)	$.12	$.23	$(.02)	$.21

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.
Other-Than-Temporary Impairments
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issued No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than- temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary analysis conducted in periods beginning after September 15, 2005. The Company does not expect this statement to have a material impact on its consolidated financial statements, results of operations, financial position, or cash flows.
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its consolidated financial statements, results of operations, financial position, or cash flows.
Income Taxes
In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company has adopted the provisions of FAS 109-2. The Company has evaluated the repatriation provisions of the Jobs Act, and does not expect to repatriate earnings in the foreseeable future.
Share-Based Payment
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for the Company.
     The Company currently uses the intrinsic value method to account for stock options. For disclosure purposes, the Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. The Company will continue to utilize the Black-Scholes option pricing model to measure the fair value of its stock options. The Company expects to adopt SFAS 123R effective January 1, 2006. The Company is currently evaluating the impact that this adoption will have on the Company’s results of operations.
Variable Interest Entities
In January 2003, the FASB issued FIN 46. This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FIN 46.
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

     The Company records cash received from customers that is payable to the trusts but not yet required to be deposited in the trusts as restricted cash in Deferred charges and other assets in its consolidated balance sheet. At June 30, 2005 and December 31, 2004, these pending deposits totaled $11,311 and $11,218, respectively. The Company continues to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.
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
     To the extent the earnings of the trusts are distributed prior to the delivery of merchandise and/or services, a corresponding amount of non-controlling interest is reclassified to deferred revenue until the amounts qualify for revenue recognition. In the case of merchandise and service trusts, the Company recognizes as revenues amounts previously attributed to non-controlling interests and deferred revenues upon the performance of services and delivery of merchandise, including earnings accumulated in these trusts. In the case of the cemetery perpetual care trusts, distributable earnings are recognized in cemetery revenues to the extent of qualifying cemetery maintenance costs.
     Prior to the implementation of FIN 46R and the consolidation of the trusts, funds received from customers and deposited into merchandise and service trusts until maturity of the preneed contract were recorded as receivables due from trust assets. Upon implementation of FIN 46R, the Company replaced receivables due from trust assets with the trust assets, at market.
     An allowance for contract cancellation is provided based on historical experience. An allowance is no longer provided on the funds associated with the preneed contracts that are held in trust, currently recorded as trust assets, but previously recorded as receivables due from trust assets. As such, the amount has decreased since the implementation of FIN 46R.
     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale by the Company under the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. Using the guidance in EITF Topic D-41, “Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115” (Topic D-41), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on the Company’s Accumulated other comprehensive income (loss) is disclosed in note eleven of the consolidated financial statements. However, the Company’s Accumulated other comprehensive income (loss) balance on the face of the balance sheet is ultimately not affected by consolidation of the trusts.
     Consolidation of Certain Cemeteries: Prior to December 31, 2003, the Company operated certain cemeteries in Michigan which the Company managed but did not own. During the Company’s evaluation of FIN 46R, the Company evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by the Company in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, the Company receives the majority of the cash flows from these cemeteries. Additionally, the Company absorbs the majority of these cemeteries’ expected losses and receives a majority of the cemeteries’ residual returns. As a result, the Company concluded that it was the primary beneficiary of these cemeteries and that the long-term sales, accounting, and cash management agreement is a variable interest as defined by FIN 46R. Given the circumstances above, the Company consolidated such cemeteries at March 31, 2004. The Company recognized an after tax charge of $13,957, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in the Company’s consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on the Company’s reported results of operations.
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
5. Debt
Debt was as follows:

	June 30, 2005	December 31, 2004
6.0% notes due December 2005	$63,497	$63,801
7.2% notes due June 2006	10,698	150,000
6.875% notes due October 2007	13,497	143,475
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	358,266
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	30,834	30,853
Mortgage notes and other debt, maturities through 2050	45,227	48,194
Deferred charges	(42,720)	(41,256)

Total debt	1,263,295	1,253,960
Less current maturities	(90,770)	(75,075)

Total long-term debt	$1,172,525	$1,178,885

     The Company’s consolidated debt had a weighted average interest rate of 7.00% at June 30, 2005 and 7.02% at December 31, 2004. Approximately 99% of the total debt had a fixed interest rate at June 30, 2005 and December 31, 2004.
Bank Credit Agreements
The Company’s bank credit agreement, which was executed on August 11, 2004, and matures in August of 2007, provides a total lending commitment of $200,000, including a sublimit of $175,000 for letters of credit. As of June 30, 2005, the Company has no cash borrowings outstanding under this credit facility, but has used the facility to support $57,494 of letters of credit. This bank credit facility is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this facility. The subsidiary guarantee is a guarantee of payment of the outstanding amount of the total lending commitment. It covers the term of the agreement, including extensions and totaled a maximum potential amount of $57,494 and $66,985 at June 30, 2005 and December 31, 2004, respectively. The facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements and certain cash distribution restrictions. Interest rates for the outstanding borrowings will be based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Extinguishment, Reductions and Additions
In the first quarter of 2005, the Company purchased $7,131 aggregate principal amount of its 7.70% notes due 2009 in the open market. As a result of this transaction, the Company recognized a loss of $1,207 recorded in Loss on early extinguishment of debt, in its consolidated statement of operations. In the second quarter of 2005, the Company purchased an additional $9,500 aggregate principal amount of its 7.70% notes due 2009, and $304 aggregate principal amount of its 6.00% notes due 2005 in the open market. As a result of this transaction, the Company recognized a loss of $1,252 recorded in Loss on early extinguishment of debt, in its consolidated statement of operations. Also in the second quarter of 2005, the Company redeemed $129,978 aggregate principal amount of its 6.875% notes due 2007 and $139,302 aggregate principal amount of its 7.20% notes due 2006 pursuant to a tender offer for such notes. These transactions resulted in a loss of $11,799 recorded in Loss on early extinguishment of debt, in the Company’s consolidated statement of operations.
     On June 15, 2005, the Company issued $300,000 of senior unsecured 7.00% notes due June 15, 2017, which pay interest semi-annually beginning December 15, 2005. The Company used the net proceeds, together with available cash, to purchase existing indebtedness pursuant to the tender offer described in the previous paragraph. The Company is entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. The Company is in compliance with all its debt covenants.
Additional Debt Disclosures
At June 30, 2005 and December 31, 2004, the Company had deposited $30,494 and $26,707, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. This restricted cash is included in Deferred charges and other assets in the consolidated balance sheet.
6. Retirement Plans
The components of net periodic pension plan benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,885	2,245	3,900	4,490
Decrease (increase) in plan assets	833	(1,790)	(369)	(3,580)
Amortization of prior service cost	46	45	92	90

	$2,764	$500	$3,623	$1,000

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
The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended June 30, 2005	$284,457	$155,779	$440,236
2004 (Restated – note 2)	$279,491	$152,877	$432,368
Six months ended June 30, 2005	$603,908	$291,199	$895,107
2004 (Restated – note 2)	$714,012	$307,055	$1,021,067

Gross profit:
Three months ended June 30, 2005	$50,077	$25,310	$75,387
2004 (Restated – note 2)	$50,309	$23,040	$73,349
Six months ended June 30, 2005	$129,699	$45,462	$175,161
2004 (Restated – note 2)	$136,868	$52,110	$188,978
     The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Gross profit from reportable segments	$75,387	$73,349	$175,161	$188,978
General and administrative expenses	(22,494)	(24,028)	(42,210)	(75,049)
Gains and impairment (losses) on dispositions, net	4,528	1,517	(1,213)	36,302

Operating income	57,421	50,838	131,738	150,231
Interest expense	(25,875)	(31,843)	(50,531)	(64,501)
Loss on early extinguishment of debt, net	(13,051)	(16,770)	(14,258)	(16,770)
Other income (expense), net	5,360	(514)	8,047	5,910

Income from continuing operations before income taxes and cumulative effects of accounting changes	$23,855	$1,711	$74,996	$74,870

     The Company’s geographic area information is as follows:

	North	Other
	America	Foreign	Total
Revenues from external customers:
Three months ended June 30, 2005	$428,944	$11,292	$440,236
2004 (Restated – note 2)	$422,671	$9,697	$432,368
Six months ended June 30, 2005	$873,121	$21,986	$895,107
2004 (Restated – note 2)	$873,959	$147,108	$1,021,067

Gains and impairment (losses) on dispositions, net:
Three months ended June 30, 2005	$4,528	$—	$4,528
2004 (Restated – note 2)	$1,712	$(195)	$1,517
Six months ended June 30, 2005	$(1,213)	$—	$(1,213)
2004 (Restated – note 2)	$36,405	$(103)	$36,302

Operating income:
Three months ended June 30, 2005	$54,170	$3,251	$57,421
2004 (Restated – note 2)	$49,319	$1,519	$50,838
Six months ended June 30, 2005	$125,423	$6,315	$131,738
2004 (Restated – note 2)	$134,780	$15,451	$150,231

Depreciation and amortization:
Three months ended June 30, 2005	$21,254	$52	$21,306
2004 (Restated – note 2)	$34,869	$148	$35,017
Six months ended June 30, 2005	$42,169	$226	$42,395
2004 (Restated – note 2)	$70,328	$1,016	$71,344

Total assets at:
June 30, 2005	$7,613,101	$128,979	$7,742,080
December 31, 2004 (Restated – note 2)	$8,048,337	$157,350	$8,205,687
     Included in the North America figures above are the following United States amounts:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Revenues from external customers	$403,013	$400,801	$819,712	$823,706
Operating income	$47,841	$45,023	$112,435	$121,230
Depreciation and amortization	$20,086	$33,284	$39,815	$66,211
Total assets (a)	$7,237,627	$7,671,171	$7,237,627	$7,671,171

(a)	Prior year amounts are as of December 31, 2004.

     Included in the Other Foreign figures above are the following France amounts:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues from external customers	$—	$—	$—	$127,282
Operating income	$—	$—	$—	$11,664
     The changes in the carrying amounts of goodwill for the Company’s two reportable segments are as follows:

	Funeral	Cemetery	Total
Balance as of December 31, 2004	$1,166,657	$2,383	$1,169,040
Dispositions	(16,748)	—	(16,748)
Effects of foreign currency and other	(2,060)	(89)	(2,149)

Balance as of June 30, 2005	$1,147,849	$2,294	$1,150,143

8. Supplementary Information
The detail of certain income statement accounts is as follows for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
North America revenues
Goods
Funeral	$125,783	$126,188	$266,184	$258,558
Cemetery	103,435	104,033	186,157	201,640

Total goods	229,218	230,221	452,341	460,198

Services
Funeral	148,338	142,400	317,470	306,315
Cemetery	34,651	32,297	70,988	70,301

Total services	182,989	174,697	388,458	376,616

North America revenues	412,207	404,918	840,799	836,814

International revenues	11,292	9,697	21,986	147,108

Other revenues	16,737	17,753	32,322	37,145

Total revenues	$440,236	$432,368	$895,107	$1,021,067

North America costs
Goods
Funeral	$75,741	$74,284	$152,544	$148,946
Cemetery	44,699	43,817	79,280	87,133

Total cost of goods	120,440	118,101	231,824	236,079

Services
Funeral	68,150	61,532	137,489	123,888
Cemetery	26,139	27,161	50,043	52,182

Total cost of services	94,289	88,693	187,532	176,070

North America costs	214,729	206,794	419,356	412,149

International cost of goods and services	8,041	7,983	15,671	131,554

Overhead and other expenses	142,079	144,242	284,919	288,386

Total costs and expenses	$364,849	$359,019	$719,946	$832,089

9. Commitments and Contingencies
Purchase Commitments
The Company entered into a purchase agreement for its North America operations with a major casket manufacturer, having an original minimum commitment of $750,000 for a six-year period that expired at the end of 2004. The agreement contained provisions for annual price adjustments and provided for a one-year extension period to December 31, 2005 in which the Company is allowed to satisfy any remaining commitment that exists at the end of the original term. The Company elected to extend the contract to December 31, 2005 in order to satisfy its minimum commitment. In the first quarter of 2005, the Company amended its original purchase agreement. This amendment allows the Company to continue purchasing caskets through 2006 subject to price increase limitations. At June 30, 2005, the remaining commitment was $83,900.
Management, Consulting and Non-Competition Agreements
The Company has entered into management, employment, consulting and non-competition agreements, generally for five to ten years, with certain officers and employees of the Company and former owners of businesses acquired. The Company has modified several of the above agreements as part of cost rationalization programs (see note twelve to the consolidated financial statements). At June 30, 2005, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

	Management
	and		Non-
	employment	Consulting	Competition	Total
Remainder of 2005	$13,139	$3,544	$4,585	$21,268
2006	2,762	192	6,309	9,263
2007	293	977	7,026	8,296
2008	572	6	5,402	5,980
2009	375	93	1,148	1,616
2010 and thereafter	56	1,293	1,762	3,111

Total	$17,197	$6,105	$26,232	$49,534

Litigation
     The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of October 24, 2005.
     Conley Investment Counsel v. Service Corporation International, et al; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the 2003 Securities Lawsuit). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits—Edgar Neufeld v. Service Corporation International, et.al,; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et. al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et. al.; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants the Company and several of the Company’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and gravesites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. Since the action is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages.
     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory appeal pending in the El Paso Court of Appeals, No. 08-05-00182-CV (Hijar Lawsuit). The Hijar Lawsuit is a state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from the Company or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (Rules) required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The Hijar Lawsuit seeks to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” The Company denies that plaintiffs have standing to sue for violations of the Texas Occupations Code, denies that any breaches of contractual terms occurred, and on other grounds denies liability on all of the plaintiffs’ claims. Finally, the Company denies that the Hijar Lawsuit satisfies the requirements for class certification.
     Over the course of the Hijar Lawsuit, the parties have disputed the proper scope and substance of discovery. Each side has filed various motions to compel, motions for protection and/or to quash, motions for sanctions, motions to reconsider, and/or motions to lift sanctions. The trial court has signed several discovery orders against the Company, some of which were effectively vacated when the Company sought relief from the Texas Supreme Court and, in response to that Court’s stay and request for briefing, the sole plaintiff at that time withdrew his requested discovery until summary judgment issues were decided the following year.
     Each side in the Hijar Lawsuit filed motions to summarily establish that its interpretation of the Rules was correct. The Company contends that the items at issue, which plaintiffs contend were not disclosed properly under the Rules, were not “cash advance items” that would have been required by the Federal Trade Commission (FTC) Funeral Rule and Texas counterpart to be disclosed in a certain way on invoices. The International Cemetery and Funeral Association, the Texas Funeral Directors Association, the National Funeral Directors Association, the National Funeral Directors and Morticians Association, Inc., the Texas Funeral Service Commission, and three industry competitors filed Amicus Curiae briefs during the course of the Hijar Lawsuit, asserting that their interpretation of the Rules was the same as the Company’s. Additionally, the FTC provided the Company with an informal staff opinion supporting the Company’s interpretation. Despite these authorities, the trial court granted Hijar’s summary judgment motion, which summarily determined certain elements of liability based on a finding that the items at issue were “cash advance items.” This ruling allowed the plaintiffs to proceed to a certification hearing.
     The trial court entered an order certifying the class and two subclasses on April 15, 2005. On April 29, 2005, the trial court entered an order imposing sanctions against the Company and (i) finding that the Company breached its contracts by failing to disclose that funeral goods and services were purchased from third parties and resold to customers at higher prices, and by failing to disclose the amount of price mark-ups, and (ii) approving a damage calculation methodology proposed by the plaintiffs under which the damages would equal the difference between the costs to the Company of items of funeral goods and services purchased from third parties and the price at which they were resold to persons arranging funerals, minus any legally proper off-sets. On April 29, 2005, pursuant to section 51.014(a)(3) of the Texas Civil Practice and Remedies Code, the Company filed a notice of appeal regarding the trial court’s order certifying a class, and it appears from section 51.014(b) that this interlocutory appeal “also stays all other proceedings in the trial court pending resolution of that appeal.” The Company filed its brief of the case with the El Paso Court of Appeals in October 2005.
     On July 7, 2005, the FTC issued a letter advisory opinion regarding the lawful construction of the term “cash advance item” as used in the federal Funeral Rule. This opinion had been requested by a Texas legislator who had asked “whether a Texas trial court is correct in ruling that ‘all goods or services purchased from a third-party vendor, even though not included on the contract, are “cash advances”’ under the Funeral Rule.” The FTC expressly identified this “Texas trial court” as the trial court in the Hijar Lawsuit and specifically referenced the trial court’s summary judgment ruling. As stated in the letter, “The Commission believes that the court is incorrect in ruling that all goods or services purchased from a third-party vendor are cash advance items. This interpretation sweeps far too broadly, potentially bringing within its scope every component good or service that comprise a funeral. This was not and is not the Commission’s intention in the “cash advance” provisions of the Rule. In our opinion, the term ‘cash advance item’ in the Rule applies only to those items that the funeral provider represents expressly to be ‘cash advance items’ or represents by implication to be procured on behalf of a particular customer and provided to that customer at the same price the funeral provider paid for them.” The FTC set forth its analysis in the remainder of the letter.
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
     Funeral and Casket Antitrust Litigation: As previously reported, the Company is a defendant in Cause No. C-05-01804; In re: Funeral Consumers Antitrust Litigation; In the United States District Court for the Northern District of California — San Francisco Division (“Funeral Consumers Case”). Five separate class action lawsuits have been consolidated into this case. This is a purported class action on behalf of casket consumers throughout the United States. The plaintiffs allege that the Company and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.
     The Company is also a defendant in Cause No. C-05-02806; Pioneer Valley Casket, et al. v. Service Corporation International, et al.; In the United States District Court of Northern District of California — San Francisco Division. This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, this case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 and to present.
     On September 23, 2005, the federal judge transferred the Funeral Consumers Case and the Pioneer Valley Casket litigation to the United States District Court for the Southern District of Texas.
     Another class action lawsuit that makes the same allegations as the Funeral Consumers Case has been filed against the Company in Cameron County, Texas. It is styled Cause No. 2005-CCL-1023-C; Leoncio Solis v. Service Corporation International; In the County Court at Law No. 3 of Cameron County, Texas. This lawsuit has been filed on behalf of all consumers located in the state of Texas who purchased Batesville Casket Company, Inc. caskets from SCI and all consumers who are threatened with injury by the alleged conspiracies. SCI has removed this case to federal court.
     The funeral and casket antitrust lawsuits seek injunctions, unspecified amounts of monetary damages and treble damages. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages.
     In addition to the funeral and casket antitrust lawsuits, the Company has received a Civil Investigative Demand, dated August 4, 2005, from the Attorney General of Maryland on behalf of itself and other undisclosed state attorneys general, who have commenced an investigation of alleged anticompetitive practices in the funeral industry. The Company has also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.
     The ultimate outcome of the litigation matters described in this note nine cannot be determined at this time. An adverse decision in one or more of such matters could have a material adverse effect on the Company, its financial condition, results of operation and cash flows. However, the Company intends to aggressively defend the lawsuits.
10. Earnings Per Share
Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s earnings (loss).

     A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Income from continuing operations before cumulative effects of accounting changes (numerator):
Income from continuing operations before cumulative effects of accounting changes — basic	$13,705	$8,615	$46,947	$85,553
After tax interest on convertible debt	—	—	—	6,420

Income from continuing operations before cumulative effects of accounting changes - diluted	$13,705	$8,615	$46,947	$91,973

Net income (loss) (numerator):
Net income (loss) — basic	$13,705	$42,952	$(141,241)	$73,088
After tax interest on convertible debt	—	—	—	6,420

Net income (loss) — diluted	$13,705	$42,952	$(141,241)	$79,508

Shares (denominator):
Shares — basic	302,363	307,988	307,896	305,290
Stock options	3,970	4,684	4,028	4,459
Restricted stock	71	53	62	41
Convertible debt	—	—	—	43,648

Shares — diluted	306,404	312,725	311,986	353,438

Income from continuing operations per share before cumulative effects of accounting changes:
Basic	$.05	$.03	$.15	$.28
Diluted	$.04	$.03	$.15	$.26

Income from discontinued operations per share, net of tax:
Basic	$—	$.11	$—	$.12
Diluted	$—	$.11	$—	$.10

Cumulative effects of accounting changes per share, net of tax:
Basic	$—	$—	$(.61)	$(.16)
Diluted	$—	$—	$(.60)	$(.13)

Net income (loss) per share:
Basic	$.05	$.14	$(.46)	$.24
Diluted	$.04	$.14	$(.45)	$.23

     The computation of diluted earnings (loss) per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such items would be antidilutive in the periods presented. Total options and convertible debt not currently included in the computation of dilutive earnings (loss) per share for the respective periods are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Antidilutive options	8,909	9,645	8,909	9,647
Antidilutive convertible debt	979	42,434	979	859

Total common stock equivalents excluded from computation	9,888	52,079	9,888	10,506

11. Stockholders’ Equity
Stock Options
The Company accounts for employee stock-based compensation expense under the intrinsic value method. Under this method, no compensation expense is recognized on stock options if the grant price equals the market value on the date of grant.
     If the Company had elected to recognize compensation expense for its option plans based on the fair value method, net income (loss) and per share amounts would have changed to the pro forma amounts indicated below.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Net income (loss)	$13,705	$42,952	$(141,241)	$73,088
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(392)	(822)	(783)	(1,601)

Pro forma net income (loss)	$13,313	$42,130	$(142,024)	$71,487

Basic earnings (loss) per share:
Net income (loss)	$.05	$.14	$(.46)	$.24
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—	—	(.01)

Pro forma basic earnings (loss) per share	$.05	$.14	$(.46)	$.23

Diluted earnings (loss) per share:
Net income (loss)	$.04	$.14	$(.45)	$.23
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—	—	(.01)

Pro forma diluted earnings (loss) per share	$.04	$.14	$(.45)	$.22

     The fair value of the Company’s stock options used to compute the pro forma net income (loss) and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.
     The Company currently computes stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, the Company will amortize new option grants to such retirement-eligible employees over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If the Company had historically computed stock-based compensation cost for these employees under this accelerated method, $624 or less than $.01 per diluted share of after-tax compensation cost would have been accelerated and cumulatively included in the pro forma expense above through June 30, 2005. The tax benefit associated with the additional compensation expense discussed above would have been $210 and $421 for the three and six months ended June 30, 2005 and $485 and $945 for the three and six months ended June 30, 2004 respectively.

Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income are as follows:

	Foreign	Minimum		Accumulated
	currency	pension	Unrealized	other
	translation	liability	gains and	comprehensive
	adjustment	adjustment	losses	(loss) income
Balance at December 31, 2004 (Restated — note 2)	$(38,349)	$—	$—	$(38,349)
Activity in 2005	(7,897)			(7,897)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts			(82,757)	(82,757)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders			82,757	82,757
Reclassification for translation adjustment realized in net loss	71,770			71,770

Balance at June 30, 2005	$25,524	$—	$—	$25,524

Balance at December 31, 2003 (Restated — note 2)	$(78,113)	$(33,599)	$—	$(111,712)
Activity in 2004 (Restated — note 2)	6,667	33,599	—	40,266

Balance at June 30, 2004 (Restated — note 2)	$(71,446)	$—	$—	$(71,446)

     The reclassification adjustment of $71,770 during the six months ended June 30, 2005 relates to the sale of the Company’s Argentina and Uruguay operations.
     The components of Comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Comprehensive income (loss):
Net income (loss)	$13,705	$42,952	$(141,241)	$73,088
Total other comprehensive (loss) income	(1,428)	(7,286)	63,873	40,266

Comprehensive income (loss)	$12,277	$35,666	$(77,368)	$113,354

Share Repurchase Program
On June 23, 2005, the Company announced an increase in its stock repurchase program authorizing the investment of an additional $100,000 to repurchase our common stock, for an aggregate authorized amount of $400,000. The Company, subject to market conditions and normal trading restrictions, makes purchases in the open market or through privately negotiated transactions. During the second quarter of 2005, the Company repurchased 12,093 shares of common stock at an aggregate cost of $86,239. The Company repurchased 26,744 shares of common stock at an aggregate cost of $189,809 during the six months ended June 30, 2005.
Cash Dividends
In the first quarter of 2005, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of $.025 per common share. In the second quarter of 2005, the Company paid a dividend totaling $7,729 recorded in Capital in Excess of Par Value in the consolidated balance sheet and the Company’s Board of Directors approved another cash dividend payable in the third quarter of 2005. At June 30, 2005, the dividend that was declared but not paid was recorded in Accrued Liabilities and Capital in

Excess of Par Value in the consolidated balance sheet. Subsequent to June 30, 2005, the Company paid an additional dividend totaling $7,455 and the Company’s Board of Directors approved another dividend payable on October 31, 2005 to shareholders of record at October 14, 2005.
12. Gains and Impairment (Losses) on Dispositions, Net
As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains and impairment (losses) on dispositions, net. Additionally, as dispositions occur pursuant to the Company’s ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.
     Gains and impairment (losses) on dispositions, net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Gains on dispositions	$23,919	$16,882	$24,808	$58,414
Impairment losses for assets held for sale	(21,055)	(16,154)	(28,173)	(22,094)
Changes to previously estimated impairment losses	1,664	789	2,152	(18)

	$4,528	$1,517	$(1,213)	$36,302

Sale of French Operations
In March 2004, the Company sold 100% of the stock of its French subsidiary to a newly formed company (NEWCO). In connection with this sale, the Company acquired a 25% share of the voting interest of NEWCO, received cash proceeds of $281,667, net of transaction costs, and received a note receivable in the amount of EUR 10,000. Also received in this transaction were EUR 15,000 of preferred equity certificates and EUR 5,955 of convertible preferred equity certificates. The sale of stock of the Company’s French subsidiary in March 2004 resulted in a pretax gain of $12,639 and a non-cash tax benefit of $24,929 (described below) resulting in an after tax gain of $37,568. The Company accounted for the sale of its French subsidiary in accordance with the guidance set forth in EITF 01-2, “Interpretations of APB Opinion No. 29”, Issues 8(a) and 8(b). Consequently, the Company deferred approximately 25% of the gain associated with the sale of its French subsidiary representing the economic interest it retained in that subsidiary through its ownership of approximately 25% of NEWCO.
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
     Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representations and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2,400 in charges were applied to the indemnifications and related primarily to foreign taxes and legal expenses. The Company applied $772 and $830 to the indemnifications during the first and second quarters of 2005, respectively. Also, goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction.
     NEWCO completed refinancings in May 2005 and July 2005 in order to reduce its cost of debt. Included in this refinancing was the repayment of the note payable to the Company plus interest and the redemption of the Company’s investment in preferred equity certificates and convertible preferred equity certificates and associated interest, which were received in the original disposition. In the second quarter of 2005, the Company received $32,070 related to the note payable and preferred equity certificates with associated interest of $3,064. Subsequent to the second quarter, the Company received additional proceeds of $7,604 on preferred equity redemptions. The Company’s investment in common stock and 25% voting interest remain unchanged following this transaction.
Proceeds from Investment in United Kingdom Company
     Associated with the dispositions of the Company’s operations in the United Kingdom, the Company recognized income of $41,163, recorded in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations as of June 30, 2004; $27,179 to adjust the carrying amount of its note receivable from its former United Kingdom company to its realizable value and $13,984 as a pretax gain as a result of the sale. In addition, the Company recognized interest income on the receivable in the amount of $4,478 and a foreign currency gain of $198 recorded in Other income, net in the consolidated statement of operations and recognized a non-cash gain of $8,000 on the sale recorded in Income from discontinued operations, net of tax in the consolidated statement of operations. This gain is attributable to the reduction of tax related accruals upon the release of a contingency, which were accrued as an indemnification liability upon the sale. The release of the UK indemnification liability in the second quarter of 2005 resulted in an $8,000 gain recorded in Gains and impairment (losses) on dispositions, net in the consolidated statement of operations.
     During the second quarter of 2004, the Company received proceeds of $53,839 from the sale of its minority interest equity investment in the United Kingdom and the prepayment of its note receivable, with accrued interest, following a successful public offering transaction of its United Kingdom company.
Sale of Argentina and Uruguay Operations
During the second quarter of 2004, the Company recorded an impairment of its funeral and cemetery operations in Argentina totaling $15,189 in Loss from discontinued operations in the consolidated statement of operations. As a result of the sale of the Argentina and Uruguay businesses in the first quarter of 2005, the Company recorded a gain of $2,041 in Income from discontinued operations in the consolidated statement of operations for the twelve months ended December 31, 2004 associated with the revised estimated fair value. The new carrying amount reflected the fair value based on current market conditions less costs to sell. Additionally, the Company recognized a non-cash tax benefit of $49,236 in discontinued operations during the second quarter of 2004, which represents the reduction of a previously recorded valuation allowance. The Company also recognized an additional tax benefit of $2,629 in discontinued operations during the fourth quarter of 2004, which represents the revised estimated fair value and differences between book and tax basis. In the first quarter of 2005, the Company received proceeds of $21,597 related to the sale of Argentina.
13. Discontinued Operations
The Company committed to a plan during the second quarter of 2004 to divest its existing funeral and cemetery operations in Argentina and Uruguay. Accordingly, these operations are classified as discontinued operations for all periods presented. During the first quarter of 2005, the Company disposed of its operations in Argentina and Uruguay.

     The results of the Company’s discontinued operations for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$—	$3,809	$1,749	$7,309
Impairment loss on dispositions	—	(15,189)	—	(15,189)
Other costs and expenses	—	(3,380)	(1,805)	(5,985)

Loss from discontinued operations before income taxes	—	(14,760)	(56)	(13,865)
(Benefit) provision for income taxes	—	(49,097)	594	(48,956)

Income (loss) from discontinued operations	$—	$34,337	$(650)	$35,091

     The provision for income taxes in the amount of $594 in the first quarter of 2005, results primarily from a state net operating loss valuation allowance.
14. Subsequent Event
Sale of operations in Chile
Subsequent to June 30, 2005, the Company announced the completion of the sale of its cemetery operations in Chile for approximately $110,000. The Company received net cash proceeds of $94,675 as the result of the sale and expects to receive additional cash proceeds totaling CLP 8,200,226, or approximately $15,331 in 2006. The Company does not expect to recognize a material gain or loss as a result of this transaction as the asset values were previously adjusted to fair market value of these operations.
Sale of assets to StoneMor Partners LP
Subsequent to June 30, 2005, the Company agreed to sell 22 cemeteries and six funeral homes to StoneMor Partners LP for $12,650. As a result, the Company will classify these properties as held for sale in its September 2005 consolidated financial statements and will record an estimated loss of approximately $18,421 net of a tax benefit of $9,709 in its consolidated statement of operations for the three months ended September 30, 2005. The Company will receive $6,750 in cash and $5,900 in StoneMor Limited Partner units, the number of which will be determined based upon the unit closing price two business days before the transaction is completed. This transaction is expected to close in November 2005.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
At June 30, 2005, we owned and operated 1,144 funeral service locations (1,126 in North America) and 391 cemeteries (388 in North America). We also had a 25% minority interest equity investment in our former funeral operations in France. We also own Kenyon International Emergency Services, a disaster response team that engages in mass fatality and emergency response services.
     Our funeral and cemetery operations are organized into a North America division covering the United States and Canada, and an Other Foreign division including operations in Chile, Germany and Singapore. In 2004, our Other Foreign division also included operations in France, which were disposed of in the first quarter of 2004. For the three and six months ended June 30, 2005, our North America operations represented 97.4% and 97.5%, respectively of our consolidated revenues and 95.7% and 96.4%, respectively of our consolidated gross profits.
     Our operations in the North America division are organized into 31 major markets and 42 middle markets. Each market is led by a market director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries realize efficiencies by sharing common resources such as personnel, preparation services and vehicles. There are four market support centers in North America to assist market directors with financial, administrative and human resource needs. These support centers are located in Houston, Miami, New York and Los Angeles. The primary functions of the market support centers are to help facilitate the execution of corporate strategies, coordinate communications between the field and corporate offices and serve as liaisons for implementation of policies and procedures.

Our Competitive Strengths
     Industry leader. We are the leading provider of funeral, cremation and cemetery services in North America. Despite some consolidation, the industry remains fragmented. We estimate that SCI and the other public companies combined generate approximately 20% of total industry revenue in North America. The other 80% is generated by independent funeral and cemetery operators.
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
     Financial flexibility. We believe we have significant opportunities to grow shareholder value due to our strong cash flows and liquidity, and modest debt maturities in the near term. For a further discussion about our financial flexibility, please see Financial Condition, Liquidity and Capital Resources in this section of this Form 10-Q.
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
     Increasing trend toward cremation. In North America, social trends (such as a mobile, less rooted society) changes in religious preferences, environmental issues and cultural preferences are driving an increasing preference for cremation. We are the largest provider of cremation services in North America where approximately 40% of the total funeral services we perform are cremation services. The mix of cremation in our business has been increasing approximately 100 to 150 basis points each year and we expect this trend to continue in the near term. Cremation services historically have generated less revenue and gross profit dollars than traditional funeral services that involve burials. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. Industry research has shown that most consumers choose cremation for reasons other than cost, which we believe provides us significant opportunities to better serve the cremation consumer. We believe we are well positioned to respond to this trend and have experienced initial success through the use of contemporary marketing strategies and unique product and service offerings that specifically appeal to cremation consumers. See a further discussion regarding initiatives to address cremation as part of our long-term revenue growth opportunities described below.
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
Improving the Infrastructure
Historically, our infrastructure did not allow us to fully realize the inherent efficiencies of our business organization. As a result, we were unable to capitalize on all of the benefits of standardization, technology, and process improvement. Beginning in late 2002 and continuing through 2003, we moved to reduce fixed costs by reformulating our infrastructure. We redesigned our sales organization, improved business and financial processes, and outsourced certain of our accounting functions. In 2003 and continuing through 2004, we implemented a new information system in our field locations. In November 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure while also improving our corporate support system by establishing market support centers. In the second quarter of 2005, the Company announced its decision to outsource additional accounting functions.
Building the Brand
We have implemented the first national brand in the funeral service industry. This brand is called Dignity Memorial®. We believe that a national brand name will provide us access to new customers over the long term given the increasingly mobile nature of families in North America. Internally, we are focused on ensuring that we have consistency in service standards and processes across our network of businesses.
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
Growing Our Revenues
We have made significant reduction in our cost structure in the last two years; however, we realize that to achieve sustainable long-term earnings growth, we must also increase our revenues. We believe we can be successful in this regard by developing the Dignity Memorial® brand and focusing on our customers’ concerns and satisfaction.
     Through our Dignity Memorial® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer create a personal experience as well as help them with the administrative and legal challenges that occur when a loved one dies. Some of the exclusive items offered through Dignity Memorial® providers include special rates on airfare, car rentals and hotel accommodations; grief counseling services; a legal services membership; internet memorial archive capabilities through Making Everlasting Memories®, or MeM® (www.mem.com); and the Aftercare® Planner — a comprehensive organization system that helps families manage the many financial details that arise after a death occurs. Importantly, these products and services appeal to both burial and cremation consumers.
     We are also focused on offering consumers new ways to personalize funeral services and create value in the experience. Examples include creating movies from pictures that span the deceased’s life and important events; displaying items that were special to the deceased or that reflect a hobby; having a dove, butterfly or balloon release; or holding a memorial service in a favorite place such as a park, marina or sports venue.
Near-Term Revenue Growth Opportunities
Dignity Memorial® packaged plans. Our national brand name represents a unique set of packaged funeral and cremation plans offered exclusively through our network on an atneed and preneed basis. These packages are designed to simplify customer decision-making and include the unique value-added products and services described above that have traditionally been unavailable through funeral service locations. The plans also offer the security of a 100% service guarantee and national transferability of preneed services to any Dignity Memorial® provider in North America. We continue to receive positive feedback from consumers regarding the value of these packages. In addition, when Dignity Memorial® packages are sold, it results in incremental revenue and gross profit margin per funeral service compared to non-packaged sales due to the comprehensive product and service offerings these packages provide.
     In early 2005, we began to develop Dignity Memorial® packaged cemetery plans. These plans are being tested in a limited number of locations. After completing a successful test in a limited number of locations, we intend to begin the roll-out of this packaged plan initiative to our cemeteries in late-2005.
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
Contemporary cemetery marketing strategies. We are beginning to use more contemporary marketing techniques within our cemetery segment. We have begun to employ a tiered-product model that emphasizes a wide range of product and service offerings, including a variety of burial spaces at various price levels, cremation gardens, mausoleums, lawn crypts and niches. We are particularly focused on the development of high-end cemetery property such as private family estates.
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
Improved management structure. In late 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure. In addition to reducing costs, this new structure is intended to have our strongest operating managers focused on producing favorable financial results in each of our markets. Under the old structure, multiple persons shared accountability and responsibility for financial results in multiple markets. Now accountability rests solely with the market director in charge of the geographical area that he or she manages. Under the new structure, many of the administrative and financial functions are now handled by market support centers. We believe this new structure allows for greater focus on developing people, growing market share, and improving profitability.

Preneed sales. At June 30, 2005, the backlog of revenues associated with unfulfilled preneed contracts sold for funeral and cemetery merchandise and services in North America totaled more than $5 billion. This includes deferred revenues associated with insurance funded contracts which are not included in our consolidated balance sheet. We believe that the sale of preneed goods and services is a primary driver of maintaining and growing market share. It also provides a level of predictability and stability to our revenues and cash flows. An important advantage of our preneed sales for consumers, besides protecting them from having to make important decisions at a difficult time and locking in prices at today’s level, is the ability to transfer preneed contracts to funeral homes and cemeteries throughout our geographically diverse network of properties.
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
Developing access to new customers. We believe that we have opportunities to grow market share due to our size and geographic diversity. We believe that a national brand name will provide us access to new customers over the long term. We will continue to capitalize on our nationwide network of providers to develop affinity relationships with large groups of individuals to whom we can market our products and services. We are also developing marketing strategies that will target growing segments of the population.
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
     Over the longer term, the potential for further expansion exists through franchise opportunities in the smaller markets. In a franchise relationship, we could recruit independent funeral providers to join the Dignity Memorial® network, which would allow us to earn fees for a comprehensive range of services that we could provide to the franchisee – all at very little or no capital investment to us.
Focusing on employee development and customer satisfaction. We have developed a comprehensive education strategy in an online campus format called Dignity University™. Dignity University™ features job-focused curriculum for positions within SCI. Upon completion of coursework, participants are required to pass examinations to be certified in their individual jobs. Dignity University™ utilizes a combination of traditional classroom, web-based, virtual classroom and on-the-job training for the approximate 19,000 individuals that we employ in North America.
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
Becoming the preplanning experts. As the Baby Boom generation ages, many are becoming more aware of their own mortality or facing their parents’ approaching need for funeral and burial arrangements. While research indicates high public approval of the pre-planning concept, we believe a small percentage of North Americans have actually completed such arrangements.

     Historically we have focused on preplanning and prefunding funeral arrangements. Our focus for the long-term is developing a comprehensive marketing strategy to give consumers the opportunity to make the decisions about their funeral and to choose a Dignity Memorial® funeral provider – without paying in advance if they choose not to do so.
Critical Accounting Policies and Accounting Changes
Accounting Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, A Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 requires retrospective application to prior period financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Deferred Selling Costs
Effective January 1, 2005, we changed our method of accounting for direct selling costs related to the acquisition of preneed funeral and preneed cemetery contracts. Prior to this change, we capitalized such direct selling costs and amortized these deferred selling costs in proportion to the revenue recognized. Under the new method of accounting, we expense these direct selling costs as incurred. We believe the new method is preferable because it better reflects the economics of the business.
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
     As of January 1, 2005, we recorded a charge to the cumulative effect of an accounting change of $187.5 million, net of tax of $117.4 million. This amount represents the cumulative balance of deferred selling costs recorded on our consolidated balance sheet in Deferred charges and other assets at the time of the accounting change. If we had not changed our method of accounting for direct selling costs as described above, net income for the three months ended June 30, 2005 would have been approximately $2.6 million after tax, or $.01 per basic and diluted share higher than currently reported. If we had not changed our method of accounting for direct selling costs as described above, net income for the six months ended June 30, 2005 would have been approximately $4.9 million after tax, or $.02 per basic and diluted share higher than currently reported.
     The three and six months ended June 30, 2004 pro forma amounts in the table below reflect the new policy to expense selling costs as incurred. The effect of the change for the three months ended June 30, 2004 would have decreased net income from continuing operations approximately $4.0 million after tax, or $.02 per diluted share. The effect of the change for the six months ended June 30, 2004 would have decreased net income from continuing operations before cumulative effects of accounting changes by approximately $6.9 million after tax, or $.02 per diluted share.

(Dollars in thousands, except per share amounts)	Three months ended June 30, 2004			Six months ended June 30, 2004
		Deferred			Deferred
		Selling			Selling
		Costs,			Costs,
	Historical	net (1)	Pro forma	Historical	net (1)	Pro forma
	(Restated)		(Restated)	(Restated)		(Restated)
	note 2		note 2	note 2		note 2
Gross profits:
Funeral	$50,309	$(2,182)	$48,127	$136,868	$(2,669)	$134,199
Cemetery	23,040	(4,678)	18,362	52,110	(8,572)	43,538

	73,349	(6,860)	66,489	188,978	(11,241)	177,737

Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$1,711	$(6,860)	$(5,149)	$74,870	$(11,241)	$63,629
Net income (loss)	$42,952	$(4,035)	$38,917	$73,088	$(6,883)	$66,205

Amounts per common share:
Net income (loss) – basic	$.14	$(.01)	$.13	$.24	$(.02)	$.22
Net income (loss) – diluted	$.14	$(.02)	$.12	$.23	$(.02)	$.21

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.
Other-Than-Temporary Impairments
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issued No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than- temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary analysis conducted in periods beginning after September 15, 2005. The adoption of this provision is not expected to have a material impact on our consolidated financial statements, results of operations, financial position, or cash flows.
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this statement to have a material impact on our consolidated financial statements, results of operations, financial position, or cash flows.

Income Taxes
In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 (Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We have adopted the provisions of FAS 109-2. We evaluated the repatriation provisions of the Jobs Act and do not expect to repatriate earnings in the foreseeable future.
Share-Based Payment
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for SCI.
     We currently use the intrinsic value method to account for stock options. For disclosure purposes, we currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. We will continue to utilize the Black-Scholes option pricing model to measure the fair value of our stock options. We expect to adopt SFAS 123R effective January 1, 2006. We are currently evaluating the impact that this adoption will have on our results of operations.
Variable Interest Entities
In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R).
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
     We record cash received from customers that is payable to the trusts but not yet required to be deposited in the trusts as restricted cash in Deferred charges and other assets in our consolidated balance sheet. At June 30, 2005 and December 31, 2004, these pending deposits totaled $11.3 million and $11.2 million, respectively. We continue to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.
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
     To the extent the earnings of the trusts are distributed prior to the delivery of merchandise and/or services, a corresponding amount of non-controlling interest is reclassified to deferred revenue until the amounts qualify for revenue recognition. In the case of merchandise and service trusts, we recognize as revenues amounts previously attributed to non-controlling interests and deferred revenues upon the performance of services and delivery of merchandise, including earnings accumulated in these trusts. In the case of the cemetery perpetual care trusts, distributable earnings are recognized in cemetery revenues to the extent of qualifying cemetery maintenance costs.
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
     Both the merchandise and services trusts and the cemetery perpetual care trusts hold investments in marketable securities that are classified as available-for-sale under the requirements of SFAS 115. In accordance with SFAS 115, available-for-sale securities of the trusts are recorded at fair value, with unrealized gains and losses excluded from earnings and initially recorded as a component of Accumulated other comprehensive income (loss) in our consolidated balance sheet. Using the guidance in EITF Topic D-41, “Adjustments in Assets and Liabilities for Holding Gains and Losses as Related to the Implementation of FASB Statement No. 115” (Topic D-41), unrealized gains and losses on available-for-sale securities of the trusts attributable to the non-controlling interest holders are not recorded as Accumulated other comprehensive income (loss), but are recorded as an adjustment to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. Therefore, unrealized gains and losses attributable to the non-controlling interest holders are reclassified from Accumulated other comprehensive income (loss) to either Non-controlling interest in funeral and cemetery trusts or Non-controlling interest in perpetual care trusts. The gross effect from applying Topic D-41 on our Accumulated other comprehensive income (loss) is disclosed in note eleven of the consolidated financial statements. However, our Accumulated other comprehensive income (loss) balance on the face of the balance sheet is ultimately not affected by consolidation of the trusts.

     Consolidation of Certain Cemeteries: Prior to December 31, 2003, we operated certain cemeteries in Michigan which we managed but did not own. During our evaluation of FIN 46R, we evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by SCI in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, we receive the majority of the cash flows from these cemeteries. Additionally, we absorb the majority of these cemeteries’ expected losses and receive a majority of the cemeteries’ residual returns. As a result, we concluded that it was the primary beneficiary of these cemeteries and that the long-term sales, accounting, and cash management agreement is a variable interest as defined by FIN 46R. Given the circumstances above, we consolidated such cemeteries at March 31, 2004. We recognized an after tax charge of $14.0 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in our consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on our reported results of operations.
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
Results of Operations – Three Months Ended June 30, 2005 and 2004
At December 31, 2004, we restated results for the first three interim periods of 2004. Subsequently, we have restated our condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended June 30, 2004. For details relating to these restatements, see note two to the consolidated financial statements in Item 1 of this Form 10-Q and the Company’s Form 10-K/A (Amendment No. 2) for the year ended December 31, 2004. Effective January 1, 2005, we changed our accounting for preneed selling costs. For details surrounding this accounting change, see note four to the consolidated financial statements in Item 1 of this Form 10-Q.
     In the following discussion of results of operations, certain prior period amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial position or cash flows.
     Net income for the three months ended June 30, 2005, was $13.7 million or $.04 per diluted share compared to net income of $43.0 million or $.14 per diluted share in the same period of 2004. These results included litigation expenses, gains and losses on dispositions, losses on early extinguishments of debt, income from discontinued operations, and other income and expenses as further described below.
     Net income in the periods presented was affected by the following items, which are presented here on an after tax basis:
     Three Months Ended June 30, 2005:
•	Net loss on early extinguishment of debt of $8.5 million or $.03 per diluted share primarily related to the tender offer of our 7.20% notes originally due 2006 and our 6.875% notes originally due 2007.

•	Net gains on dispositions of $1.1 million or less than $.01 per diluted share, which included a $5.2 million or $.02 per diluted share gain related to the release of an indemnification liability associated with the sale of our operations in the United Kingdom. This gain was partially offset by a net loss on dispositions in North America.

     Three Months Ended June 30, 2004:
•	Loss on the early extinguishment of debt of $10.5 million or $.03 per diluted share primarily related to the tender offer of our notes originally due in 2005 and the redemption of our convertible notes originally due in 2008.

•	Net gain on dispositions of $8.2 million or $.02 per diluted share (including tax benefits realized from the disposition of our French operations and a minority interest in our former United Kingdom company).

•	Expenses of $3.1 million or $.01 per diluted share related to outstanding litigation matters.

•	Foreign currency transactional loss of $2.3 million or less than $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.

•	Net earnings of $34.3 million or $.11 per diluted share from discontinued operations that included a $49.2 million tax benefit.
     The consolidated effective tax rate in the second quarter of 2005 was a provision of 42.5% compared to a benefit of 403.5% in 2004. The tax rate in 2005 was negatively impacted by permanent differences between book and tax bases of North America asset dispositions. The tax rate in 2004 was favorably impacted by tax benefits realized from the disposition of our former operations in France and the United Kingdom. The tax benefits from dispositions result from differences between book and tax bases and the reversal of tax liabilities previously recorded as warranty indemnification obligations.
     The diluted weighted average number of shares decreased to 306.4 million at June 30, 2005 compared to 312.7 million at June 30, 2004. This decrease is mainly due to our share repurchase program which began in the third quarter of 2004.
Consolidated Funeral Results
Funeral revenue in the three months ended June 30, 2005 increased $5.0 million from the same period in 2004 primarily due to an increase in North America operations. North America funeral revenue increased $4.9 million primarily as a result of an increase in atneed sales and a $3.8 million increase in revenue from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenue was higher in the second quarter of 2005 than in the second quarter of 2004 primarily due to its involvement with the tsunami disaster that occurred in Asia at the end of 2004.
     Funeral gross profit decreased $0.2 million in the three months ended June 30, 2005 compared to the same period in 2004 primarily due to a decrease in North America operations. North America funeral gross profit decreased less than $0.1 million despite our change in accounting related to deferred selling costs, which reduced earnings in the second quarter of 2004 by approximately $2.2 million. Gross profit was positively impacted by an increase in volume and an improvement in overhead expenses, offset by an increase of approximately $4.5 million of expenses related to Kenyon.
Consolidated Cemetery Results
Cemetery revenue increased $2.9 million in the three months ended June 30, 2005 compared to the same period of 2004. North America cemetery revenue increased $1.3 million primarily as a result of higher at need revenue offset by expected declines in constructed cemetery property revenue. Cemetery gross profit increased $2.3 million in the three months ended June 30, 2005 compared to the same period of 2004, primarily as a result of the increases in revenue described above and a reduction in overhead costs, offset by the effect of our change in accounting related to deferred selling costs, which reduced earnings in the second quarter of 2004 by approximately $4.7 million.
General and Administrative Expenses
General and administrative expenses were $22.5 million in the three months ended June 30, 2005 compared to $24.0 million in the same period of 2004.
-	In the second quarter of 2004, we recognized $5.0 million in expense associated with the settlement of outstanding litigation matters.

-	Excluding the $5.0 million of 2004 litigation expense, general and administrative expenses were $22.5 million in 2005 compared to $19.0 million in the same period of 2004. This increase is primarily related to increased professional fees associated with Sarbanes-Oxley compliance and costs associated with our funeral and cemetery verification projects. During 2005, the Company has spent a significant amount of money to improve internal controls to comply with Section 404 of the Sarbanes Oxley Act. The Company believes that these improvements will continue to help increase the effectiveness of the organization.
Gains and Impairment (Losses) on Dispositions, Net
Gains and impairment (losses) on dispositions, net was a pretax gain of $4.5 million in the second quarter of 2005 compared to a net pretax gain of $1.5 million in the same period of 2004. The net pretax gain in the second quarter of 2005 is primarily associated with gains on dispositions of real estate in North America and the release of a tax indemnification liability related to the sale of our operations in the United Kingdom. These pretax gains were offset by losses primarily associated with the disposition of underperforming funeral businesses in North America. The 2004 net pretax gain includes a gain on the sale of our equity and debt holding in the United Kingdom offset by net losses associated with certain dispositions in North America and a purchase price adjustment related to the sale of our funeral operations in France during the first quarter of 2004.
Interest Expense
Interest expense was $6.0 million lower in the second quarter of 2005 compared to the second quarter of 2004 primarily due to retirement of debt during 2004.
Other Income
Other income increased $5.9 million in the second quarter of 2005 compared to the same period of 2004. The components of other income for the periods presented were as follows:
-	Interest income on notes receivable and commercial paper was $3.9 million and $2.3 million in the second quarter of 2005 and 2004, respectively.

-	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $1.6 million in the second quarter of 2005 compared to $1.7 million in the second quarter of 2004.

-	Surety bond premium costs were $1.0 million in the second quarter of 2005 compared to $1.1 million in the second quarter of 2004.

-	The remaining income of $0.9 million in the second quarter of 2005 and expense of $3.4 million in the second quarter of 2004 is primarily related to net gains and losses from foreign currency transactions, respectively.
Comparable Results of Operations – Three Months Ended June 30, 2005 and 2004
The table below reconciles our actual results to our comparable or “same store” results for the quarters ended June 30, 2005 and 2004. We regard “same store” results of operations as analogous to our comparable results of operations. We consider comparable operations as operations that were not acquired or constructed after January 1, 2004 or divested prior to June 30, 2005. Therefore, in the following two periods presented, we are providing results of operations for the same funeral and cemetery locations. Comparable results are a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it provides a consistent basis for comparison between periods and better reflects the performance of our core operations.

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
Three months ended June 30, 2005
North America
Funeral revenue	$281,691	$493	$2,730	$278,468
Cemetery revenue	147,253	—	1,361	145,892

	428,944	493	4,091	424,360

Other foreign
Funeral revenue	2,766	—	—	2,766
Cemetery revenue	8,526	—	—	8,526

	11,292	—	—	11,292
Total revenue	$440,236	$493	$4,091	$435,652

North America
Funeral gross profit	$49,870	$155	$143	$49,572
Cemetery gross profit	22,266	(195)	2,262	20,199

	72,136	(40)	2,405	69,771

Other foreign
Funeral gross profit	207	—	—	207
Cemetery gross profit	3,044	—	—	3,044

	3,251	—	—	3,251

Total gross profit	$75,387	$(40)	$2,405	$73,022

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
	(Restated)			(Restated)
Three months ended June 30, 2004
North America
Funeral revenue	$276,755	$—	$8,619	$268,136
Cemetery revenue	145,916	—	1,747	144,169

	422,671	—	10,366	412,305

Other foreign
Funeral revenue	2,736	—	—	2,736
Cemetery revenue	6,961	—	333	6,628

	9,697	—	333	9,364

Total revenue	$432,368	$—	$10,699	$421,669

North America
Funeral gross profit	$49,932	$—	$747	$49,185
Cemetery gross profit	21,703	—	74	21,629

	71,635	—	821	70,814

Other foreign
Funeral gross profit	377	—	—	377
Cemetery gross profit	1,337	—	42	1,295

	1,714	—	42	1,672

Total gross profit	$73,349	$—	$863	$72,486

     The following table provides the components to calculate our comparable average revenue per funeral service in North America for the three months ended June 30, 2005 and 2004. We calculate average revenue per funeral service as adjusted comparable North America funeral revenue divided by the comparable number of funeral services performed in North America during the applicable period. In the calculation of average revenue per funeral service, General Agency (GA) revenue and Kenyon International Emergency Services (Kenyon) revenue are excluded from comparable North America funeral revenue to avoid distorting our averages of normal funeral case volume.

(Dollars in thousands, except average revenue per funeral service)	2005	2004
		(Restated)
Comparable North America funeral revenue	$278,468	$268,136
Less: GA Revenue (1)	7,502	7,941
Kenyon revenue (2)	5,332	1,537

Adjusted Comparable North America funeral revenue	265,634	258,658
Comparable North America funeral services performed	61,537	60,095
North America average revenue per funeral service	$4,317	$4,304

(1)	General Agency revenue is the commission we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenue and gross profit associated with Kenyon are subject to significant variation due to the nature of their operations.
Comparable North America Funeral
Comparable North America funeral revenue in the second quarter of 2005 increased $10.3 million or 3.9% from the same period in 2004 primarily due to a $3.8 million increase in revenue from Kenyon, increases in funeral volume, and an increase in the average revenue per funeral service.
     The number of funeral services performed increased 2.4% in the second quarter of 2005 compared to the same period in 2004 primarily attributable to increased volumes in April and May. The comparable average revenue per funeral service increased by 0.3% in the second quarter of 2005 compared to the second quarter of 2004. The second quarter of 2005 represents the twentieth consecutive quarter that we have reported an increase in our average revenue per funeral service. This consistent growth in average revenue is largely a result of the success of our nationally branded Dignity Memorial® packaged funeral and cremation plan initiative. We have been able to generate increases in the average revenue per funeral despite an increase in the rate of cremation. Of the total comparable funeral services performed in the second quarter of 2005, 41.1% were cremation services versus 40.3% in the same period of 2004.
     Funeral gross profit improved $0.4 million or 0.8% in the second quarter of 2005 compared to the same period of 2004. This improvement is primarily a result of the increase in revenue described above and continued reduction in overhead expenses, partially offset by our change in accounting for deferred selling costs, and an increase of approximately $4.5 million of expense related to Kenyon. Prior to 2005, we deferred and amortized preneed funeral direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed funeral preneed selling costs as incurred in 2004, funeral gross profit in the second quarter of 2004 would have been reduced by approximately $2.2 million.
Comparable North America Cemetery
North America cemetery revenue increased $1.7 million or 1.2% to $145.9 million in the second quarter of 2005 compared to the same period of 2004. This increase is primarily a result of increased production, partially offset by expected declines in legacy revenue associated with the recognition of constructed property revenue that were sold prior to 2005. This expected reduction is due to our shift in strategy to focus on shortening the time between when property is sold and when it is constructed.

     Cemetery gross profit decreased 6.6% or $1.4 million in the three months ended June 30, 2005 compared to the same period in 2004. A reduction in overhead costs and maintenance expense as well as increases in costs related to our change in accounting for preneed cemetery direct selling costs were slightly offset by the increase in revenue described above. Prior to 2005, we deferred and amortized preneed cemetery direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed cemetery preneed selling costs as incurred in 2004, cemetery gross profit in the second quarter of 2004 would have been reduced by $4.7 million.
     Overhead expense from our field management, market support centers and corporate office, which is allocated to funeral and cemetery operations in North America, was reduced by $1.0 million or 10.1% in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of continued improvement in our management structure and a reduction of fixed costs.
Results of Operations – Six Months Ended June 30, 2005 and 2004
At December 31, 2004, we restated results for the first three interim periods of 2004. Subsequently, we have restated our condensed consolidated statement of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2004. For details relating to this restatement, see note two to the consolidated financial statements in Item 1 of this Form 10-Q. Effective January 1, 2005, we changed our accounting for preneed selling costs. For details surrounding this accounting change, see note four to the consolidated financial statements in Item 1 of this Form 10-Q.
     In the following discussion of results of operations, certain prior period amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial position or cash flows.
     Net loss for the six months ended June 30, 2005, was $141.2 million or $.45 per diluted share compared to net income of $73.1 million or $.23 per diluted share in the same period of 2004. These results included cumulative effects of accounting changes, litigation expenses, gains and losses on dispositions, losses on early extinguishments of debt, income tax benefits, earnings from discontinued operations, and other income and expenses as further described below. Additionally, our former funeral operations in France (which were sold in March 2004) contributed $8.1 million or $.02 of earnings per diluted share in the first half of 2004.
     Net (loss) income in the periods presented was affected by the following items, which are presented here on an after tax basis:
     Six Months Ended June 30, 2005:
•	A charge of $187.5 million or $.60 per diluted share for the cumulative effect of the change in accounting related to preneed selling expenses.

•	Net loss on early extinguishment of debt of $9.3 million or $.03 per diluted share primarily related to the tender offer of our 7.20% notes originally due 2006 and our 6.875% notes originally due 2007.

•	Net loss on dispositions of $2.5 million or $.01 per diluted share.

•	A net loss of $0.7 million or less than $.01 per diluted share from discontinued operations.
     Six Months Ended June 30, 2004:
•	Net gain on dispositions of $59.2 million or $.17 per diluted share (including tax benefits realized from the disposition of our French operations and a minority interest in our former United Kingdom company).

•	A charge of $47.6 million or $.13 per diluted share for the cumulative effect of accounting changes related to the implementation of FIN 46R and changes in pension accounting.

•	Net earnings of $35.1 million or $.10 per diluted share from discontinued operations. This includes a non-cash tax benefit of $49.2 million.

•	Expense of $25.2 million or $.07 per diluted share related to outstanding litigation matters.

•	Loss on the early extinguishment of debt of $10.5 million or $.03 per diluted share primarily related to the tender offer of our notes originally due in 2005 and the redemption of our convertible notes originally due in 2008.

-	Interest income on a note receivable from our former United Kingdom company of $2.7 million, or $.01 per diluted share.

-	Foreign currency transactional loss of $2.3 million or $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.
     The consolidated effective tax rate in the first six months of 2005 was a provision of 37.4% compared to a benefit of 14.3% in the same period of 2004. The tax rate in the first half of 2005 was negatively impacted by permanent differences between book and tax bases of North American dispositions. The tax rate in the first half of 2004 was favorably impacted by tax benefits realized from the disposition of our funeral operations in France and the United Kingdom. The tax benefits from dispositions result from differences between book and tax bases and the reversal of tax liabilities that were then recorded as warranty indemnification liabilities.
     The diluted weighted average number of shares decreased to 312.0 million at June 30, 2005 compared to 353.4 million at June 30, 2004. This decrease is mainly due to our share repurchase program which began in the third quarter of 2004.
Consolidated Funeral Results
Funeral revenue in the six months ended June 30, 2005 declined $110.1 million from the same period of 2004 primarily due to a decline of $127.3 million in revenue associated with our funeral operations in France, which were sold on March 11, 2004. North America funeral revenue increased $16.8 million primarily as a result of an increase in atneed sales and a $10.9 million increase in revenue from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenue was higher in the first six months of 2005 than in the first six months of 2004 primarily due to its involvement with the tsunami disaster that occurred in Asia at the end of 2004.
     Funeral gross profit decreased $7.2 million in the six months ended June 30, 2005 compared to the same period in 2004 primarily as a result of an $11.6 million decline in gross profit related to our former operations in France, which were sold in March 2004. North America funeral gross profit increased $4.6 million despite our change in accounting related to deferred selling costs, which reduced pretax earnings in the first half of 2005 by approximately $2.7 million. This increase in gross profit is primarily related to an increase in volume, an improvement in overhead expense, partially offset by an increase of approximately $11.2 million of expenses related to Kenyon.
Consolidated Cemetery Results
Cemetery revenue decreased $15.9 million in the six months ended June 30, 2005 compared to the same period of 2004. North America cemetery revenue decreased $17.7 million primarily as a result of a decrease in property recognition, due to a decline in preneed production and construction recognition. Cemetery gross profit decreased $6.6 million in the six months ended June 30, 2005 compared to the same period of 2004, primarily as result of the decreases in revenue described above and our change in accounting related to deferred selling costs, which reduced pretax earnings in the first half of 2005 by approximately $8.6 million, offset by increased trust income and improvements in cost.
General and Administrative Expense
General and administrative expenses were $42.2 million in the six months ended June 30, 2005 compared to $75.0 million in the same period of 2004.
-	In the first six months of 2004, we recognized $40.0 million in expense associated with the settlement of outstanding litigation matters including $35.0 million related to the securities class action lawsuit.

-	Excluding the $40.0 million of 2004 litigation expense, general and administrative expenses were $42.2 million in 2005 compared to $35.0 million in the same period of 2004. This increase is primarily related to increased professional fees associated with Sarbanes-Oxley compliance and costs associated with our funeral and cemetery verification projects.

Gains and Impairment (Losses) on Dispositions, Net
Gains and impairment (losses) on dispositions, net was a pretax loss of $1.2 million in the first six months of 2005 compared to a net pretax gain of $36.3 million in the same period of 2004. The net pretax loss in 2005 is primarily associated with the disposition of underperforming funeral businesses in North America partially offset by the release of an indemnification liability related to the sale of our operations in the United Kingdom and various gains in disposition of real estate in North America. The 2004 net pretax gain includes a gain on the sale of our equity and debt holding in the United Kingdom and a gain with the sale of our funeral operations in France partially offset by net losses associated with various dispositions in North America.
Interest Expense
Interest expense was $14.0 million lower in the first six months of 2005 compared to the same period of 2004 primarily due to the retirement of debt during 2004.
Other Income (Expense), Net
Other income increased $2.1 million in the first half of 2005 compared to the same period of 2004. The components of other income for the period presented were as follows:
-	Interest income was $7.9 million and $8.6 million in the first half of 2005 and 2004, respectively. Included in 2005 was $2.4 million of interest income on preferred equity certificates and convertible preferred equity certificates from our former funeral operations in France. The first half of 2004 included the receipt of $4.5 million of interest income related to a note receivable collected from our former United Kingdom company.

-	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $3.1 million in 2005 compared to $3.3 million in 2004.

-	Surety bond premium costs were $2.0 million in 2005 compared to $2.3 million in 2004.

-	The remaining expense of $1.0 million in 2005 and expense of $3.7 million in 2004 is primarily related to net losses from foreign currency transactions.
Comparable Results of Operations – Six Months Ended June 30, 2005 and 2004
The table below reconciles our actual results to our comparable or “same store” results for the six months ended June 30, 2005 and 2004. We regard “same store” results of operations as analogous to our comparable results of operations. We consider comparable operations as operations that were not acquired or constructed after January 1, 2004 or divested prior to June 30, 2005. Therefore, in the following two periods presented, we are providing results of operations for the same funeral and cemetery locations. Comparable results are a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it provides a consistent basis for comparison between periods and better reflects the performance of our core operations.

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
Six months ended June 30, 2005
North America
Funeral revenue	$597,959	$922	$7,185	$589,852
Cemetery revenue	275,162	—	400	274,762

	873,121	922	7,585	864,614

Other foreign
Funeral revenue	5,949	—	—	5,949
Cemetery revenue	16,037	—	82	15,955

	21,986	—	82	21,904

Total revenue	$895,107	$922	$7,667	$886,518

North America
Funeral gross profit	$128,935	$278	$(196)	$128,853
Cemetery gross profit	39,911	(237)	(301)	40,449

	168,846	41	(497)	169,302

Other foreign
Funeral gross profit	764	—	—	764
Cemetery gross profit	5,551	—	(40)	5,591

	6,315	—	(40)	6,355

Total gross profit	$175,161	$41	$(537)	$175,657

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
	(Restated)			(Restated)
Six months ended June 30, 2004
North America
Funeral revenue	$581,116	$—	$19,242	$561,874
Cemetery revenue	292,843	—	3,505	289,338

	873,959	—	22,747	851,212

Other foreign
Funeral revenue	132,896	—	127,282	5,614
Cemetery revenue	14,212	—	556	13,656

	147,108	—	127,838	19,270

Total revenue	$1,021,067	$—	$150,585	$870,482

North America
Funeral gross profit	$124,288	$—	$1,095	$123,193
Cemetery gross profit	49,136	—	(4)	49,140

	173,424	—	1,091	172,333

Other foreign
Funeral gross profit	12,580	—	11,572	1,008
Cemetery gross profit	2,974	—	14	2,960

	15,554	—	11,586	3,968

Total gross profit	$188,978	$—	$12,677	$176,301

     The following table provides the components to calculate our comparable average revenue per funeral service in North America for the six months ended June 30, 2005 and 2004. We calculate average revenue per funeral service as adjusted comparable North America funeral revenue divided by the comparable number of funeral services performed in North America during the applicable period. In the calculation of average revenue per funeral service, General Agency revenue and Kenyon revenue are excluded from comparable North America funeral revenue to avoid distorting our averages of normal funeral case volume.

(Dollars in thousands, except average revenue per funeral service)	2005	2004
		(Restated)
Comparable North America funeral revenue	$589,852	$561,874
Less: GA Revenue (1)	14,125	15,791
Kenyon revenue (2)	13,430	2,556

Adjusted Comparable North America funeral revenue	562,297	543,527
Comparable North America funeral services performed	130,633	128,703
North America average revenue per funeral service	$4,304	$4,223

(1)	General Agency revenue is the commission we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenue and gross profit associated with Kenyon are subject to significant variation due to the nature of their operations.
Comparable North America Funeral
Comparable North America funeral revenue in the first six months of 2005 increased $28.0 million or 5.0% from the same period in 2004 primarily due to a $17.0 million increase in atneed revenue and a $10.9 million increase in revenue from Kenyon.
     The number of funeral services performed increased 1.5% in the first six months of 2005 compared to the same period in 2004 primarily attributable to increased volumes related to a late 2005 influenza season. The comparable average revenue per funeral service increased 1.9% in the six months ended June 30, 2005 compared to the same period of 2004. This consistent growth in average revenue is largely a result of the success of our nationally branded Dignity Memorial® packaged funeral and cremation plan initiative. We have been able to generate increases in the average revenue per funeral despite an increase in the rate of cremation. Of the total comparable funeral services performed in the first half of 2005, 40.8% were cremation services versus 39.7% in the same period of 2004.
     Funeral gross profit improved $5.7 million or 4.6% in the first six months of 2005 compared to the same period of 2004. This improvement is primarily a result of the increase in revenue described above and continued reduction in overhead expenses, partially offset by our change in accounting for deferred selling costs, an increase in group health costs, and an increase of approximately $11.2 million of expense related to Kenyon. Prior to 2005, we deferred and amortized preneed funeral direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed funeral preneed selling costs as incurred in 2004, funeral gross profit in the first six months of 2004 would have been reduced by approximately $2.7 million.
Comparable North America Cemetery
North America cemetery revenue decreased $14.6 million or 5.0% to $274.8 million in the six months ended June 30, 2005 compared to the same period of 2004. This decline is primarily a result of decreases in cemetery preneed production and expected declines in legacy revenue associated with the recognition of constructed property revenue that was sold prior to 2005. This expected reduction is due to our shift in strategy to focus on shortening the time between when property is sold and when it is constructed. This decline in recognized preneed revenue was partially offset by an increase in atneed sales of property, merchandise and services.
     Cemetery gross profit decreased 17.7% or $8.7 million in the six months ended June 30, 2005 compared to the same period in 2004. A reduction in overhead costs, selling costs, and maintenance expense helped to partially offset the decline in revenue described above as well as increases in costs related to our change in accounting for preneed cemetery direct selling costs. Prior to 2005, we deferred and amortized preneed cemetery direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed cemetery preneed selling costs as incurred in 2004, cemetery gross profit in the second quarter of 2004 would have been reduced by $8.6 million.
     Overhead expense from our field management, market support centers and corporate office, which is allocated to funeral and cemetery operations in North America, was reduced by $2.4 million or 11.4% in the first half of 2005 compared to the first half of 2004 primarily as a result of continued improvement in management structure and reduction of fixed costs.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary financial objectives are to capitalize on our financial flexibility and to continue generating strong operating cash flows. We believe that we are financially sound and have liquidity to consider opportunities to deploy capital and strategic acquisitions at reasonable market values. During the first half of 2005, we continued to invest in our share repurchase program and paid our first quarterly dividend since 1999. Our current credit ratings of “BB” with Standard and Poor’s (S&P) and “Ba3” with Moody’s Investors Service (Moody’s) provide us with adequate access to obtain funds at a reasonable cost, if necessary. Our financial position continues to improve as demonstrated by the following trend in our cash and debt balances:

	June 30,	December 31,
(In millions)	2005	2004	2003	2002
Total debt	$1,263.3	$1,254.0	$1,701.9	$1,974.4
Cash and cash equivalents	320.0	287.8	239.4	200.6

Total debt less cash and cash equivalents	$943.3	$966.2	$1,462.5	$1,773.8

     Total debt less cash and cash equivalents at June 30, 2005 was $943.3 million. Total debt has been reduced by $711.1 million or 36% since December 31, 2002. This reduction is a result of strong operating cash flows, which included the receipt of tax refunds of approximately $130 million and a successful asset divestiture and joint venture program that produced over $625 million of net cash proceeds.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the first six months of 2005 compared to the same period of 2004 are as follows:
     Operating Activities — Cash flows from operations in the first six months of 2005 increased by $69.7 million compared to the same period of 2004. The first six months of 2005 included a $29.0 million unusual tax refund. Included in the first six months of 2004 was a $20.0 million voluntary cash contribution to our pension plan and $18.3 million in operating cash flows provided by our French operations for the period January 1, 2004 through March 11, 2004. Excluding these items in both periods, cash flows from operations increased $39.0 million or 29%. Cash flows from operating activities that exclude the items above are a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it better reflects the performance of our core operations, as it is not influenced by non-recurring items.
     Positively affecting cash flow from operations in the first six months of 2005 compared to the first six months of 2004 was an approximate $32 million decrease in payroll and bonus payments due primarily to an additional pay period in the prior year, $12.3 million more in net trust fund withdrawals, and a $12.5 million decrease in cash interest paid due to debt reductions. In addition, cash receipts related to Kenyon increased $7.9 million (offset by an $11.2 million increase in Kenyon expenses) in the first half of 2005 compared to the same period in 2004 due to its involvement with the tsunami disaster that occurred in Asia at the end of 2004. During the first half of 2005, we increased spending by approximately $10.1 million compared to the first half of 2004 primarily to improve internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act. Also negatively impacting cash flows in the first half of 2004 were $7.9 million of cash disbursements for funding the matching contribution of our 401(k) plan with cash (previously funded by stock in 2004).
     Investing Activities — Cash flows from investing activities in the first two quarters of 2005 decreased by $122.9 million compared to the same period of 2004 primarily due to a decrease in proceeds of $283.4 million from sales of international businesses and equity investments partially offset by a favorable change in restricted cash and $15.0 million in increased proceeds from our North America divestiture program.
     In the first six months of 2005, we received $35.1 million, of which $32.1 million is reported as an investing activity, related to the collection of our note receivable and the redemption of preferred equity certificates related to our equity investment in a French company and $21.6 million from the disposition of our Argentina and Uruguay businesses. In the first half of 2004, we received $337.1 million from the disposition of our French and United Kingdom operations. For additional information related to these disposition activities, see note twelve to the consolidated financial statements in Item 1 of this Form 10-Q.
     Net (deposits) withdrawals of restricted funds and other provided a $149.6 million source of cash in the first half of 2005 compared to the same period of 2004. This favorable change was primarily attributable to a $135.0 million deposit into escrow in 2004 related to the settlement of certain legal matters and a $9.2 million return of cash collateral in 2005 previously pledged in connection with various commercial commitments, partially offset by the $18.1 million deposit of payroll funds into a restricted account in 2005.
     Capital expenditures increased $2.6 million in the first two quarters of 2005 compared to the same period of 2004. Capital expenditures in North America increased $5.6 million due to additional spending on existing facilities, including the renovation of our corporate headquarters as well as new growth initiatives primarily related to cemetery inventory. Capital expenditures of $2.8 million were included in 2004 associated with our French operations that were sold in March of 2004.
     Financing Activities — Cash used for financing activities increased by $17.2 million in the first six months of 2005 compared to the same period in 2004 primarily due to the repurchase of $189.8 million in Company stock and the payment of $7.7 million in dividends in the first half of 2005. These cash outflows were partially offset by a $118.1 million decrease in scheduled debt payments, a $48.6 million increase in proceeds from issuance of debt, and a $15.1 million decrease in payments for the early extinguishment of debt.
     During the first half of 2005, we repurchased 26.7 million shares of common stock for an aggregate of $189.8 million. As of June 8, 2005, we completed our previously authorized $300 million share repurchase program. In late June 2005, we expanded our share repurchase program by an additional $100 million. As of July 31, 2005, we have repurchased a total of 43.5 million shares at a cost of approximately $300 million under these programs. At July 31, 2005, we had approximately 298 million shares outstanding.
     Also, in the first six months of 2005, we paid $7.7 million as our first quarterly dividend since 1999.
     We made improvements in both the first half of 2005 and 2004 to significantly extend our debt maturity schedule. During the second quarter of 2004, we completed a private offering of $250 million principal amount of 6.75% notes due 2016 and received net cash proceeds of approximately $243 million. Including the premium, $219.0 million of the net cash proceeds was applied to the early retirement of $208.7 million in principal of our 6% notes due 2005. Immediately following the June 22, 2004 conversion into common stock of approximately 71% of our outstanding 6.75% bonds due 2008, we exercised our option to redeem the remaining outstanding $91.1 million of the bonds for $94.6 million in cash, including premium. Also, we paid $121.1 million in scheduled debt payments in the first half of 2004.
     During the second quarter of 2005, we issued $300 million of senior unsecured 7.00% notes due June 15, 2017, and received net proceeds of $291.5 million. We used these proceeds to redeem $130.0 million aggregate principal amount of our 6.875% notes due 2007 and $139.3 million aggregate principal amount of our 7.20% notes due 2006 for a total of $280.5 million, including premium, as part of a tender offer. During the first half of 2005, we also purchased $16.6 million of our 7.7% notes due 2009 and $0.3 million of our 6.00% notes due 2005 in the open market for a total of $17.9 million, including premium. We also paid $3.0 million in scheduled debt payments.

Liquidity
We believe we have sufficient cash and cash equivalents and a strong trend of operating cash flows. This liquidity affords us the option to consider opportunities to deploy capital including strategic acquisitions at reasonable prices, continued investment in our share repurchase program and other considerations.
     As of June 30, 2005, our cash balance was $320.0 million. We currently have a cash balance of approximately $450 million, which reflects the proceeds received from the sale of our cemetery operations in Chile as further described below. We also have a $200 million credit facility that was executed in August 2004. We have no cash borrowings outstanding under this credit facility, but have used it to support $57.5 million of letters of credit as of June 30, 2005. We believe these resources are adequate to meet our near and intermediate term debt obligations, planned capital expenditures and other cash requirements, as well as to have funds available for future growth.
     We expect to generate cash flows in the next several years above our operating and financing needs. We currently have approximately $113.6 million in debt maturing during the remainder of 2005 and 2006. We believe that this financial flexibility coupled with our liquidity allows us to consider investments or capital structure related transactions that will enhance shareholder value. We will continue to evaluate internal opportunities such as construction of new funeral homes and development of high-end cemetery inventory. We expect to make acquisitions, if such acquisitions are available at reasonable market prices.
     We currently have approximately $100 million authorized for our share repurchase program. We plan to continue to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. In the first quarter of 2005, we announced the reinstatement of a quarterly dividend. The first disbursement of this dividend, totaling $7.7 million, or $.025 per common share, was paid in April of 2005. In July 2005, we paid a second quarter dividend totaling $7.5 million and in August 2005 our Board of Directors approved another dividend payable on October 31, 2005 to shareholders of record at October 15, 2005. We intend to pay regular quarterly cash dividends for the foreseeable future; however, all subsequent dividends are subject to final determination by our Board of Directors each quarter.
     We received approximately $35.1 million in the second quarter of 2005 related to the collection of our note receivable resulting from the sale of our funeral operations in France in March 2004 and the redemption of other various preferred equity instruments. As of July 13, 2005, we received an additional $7.6 million, which are the remaining proceeds expected from this transaction. For more details related to this transaction, see note twelve to the consolidated financial statements in Item 1 of this Form 10-Q.
     We are continuing our program to divest of our operations outside of North America. In the first half of 2005, we sold our operations in Argentina and Uruguay for net cash proceeds of $21.6 million. Subsequent to June 30, 2005, we sold our cemetery operations in Chile for net cash proceeds of approximately $110.0 million, of which $94.7 million was received in the third quarter of 2005 and approximately $15.3 million is expected to be received in 2006. We currently own funeral businesses in Germany and Singapore that we will look to exit when market values and economic conditions are conducive to a sale. In addition, our improved financial condition and credit profile have allowed us to receive cash collateral previously pledged in connection with various commercial commitments. As of June 30, 2005, we have no cash pledged as collateral with surety companies.
     Subsequent to June 30, 2005, we agreed to sell 22 cemeteries and six funeral homes to StoneMor Partners LP for $12.7 million. The Company will receive $6.8 million in cash and $5.9 million in StoneMor Limited Partner units, the number of which will be determined based upon the unit closing price two business days before the transaction is completed. This transaction is expected to close in November 2005.
Preneed Funeral and Cemetery Activities
In addition to selling our products and services to client families at the time of need, we believe an active funeral and cemetery preneed program can increase future market share and result in revenue and profit growth in our service markets. Preneed arrangement is a means through which a customer contractually agrees to the terms of a funeral service, cremation service, and/or cemetery burial interment right, merchandise or cemetery service to be performed or provided in the future (that is, in advance of when needed or “preneed”).
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

     The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on our consolidated balance sheet. However, when customers enter into a trust funded preneed contract, we record an asset, Preneed funeral receivables and trust investments, and a corresponding obligation, Deferred preneed funeral revenues, in our consolidated balance sheet for the contract price. The preneed funeral receivable is then decreased by the cash received from the customer at the time of sale. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. When we receive payments on a trust funded preneed funeral contract from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. While some customers may pay for their contract in a single payment, most trust funded preneed funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive, on average, a down payment at the time of sale of approximately 10%. Historically, the majority of our trust funded preneed funeral contracts have not included a finance charge. However, we began a phased roll-out during the fourth quarter of 2004. We are continuing a phased roll-out during 2005 to the states where such finance charges are allowed but not required to be trusted on trust funded preneed funeral trust contracts. We plan to complete this roll-out during the fourth quarter of 2005.
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
     If a customer cancels the trust funded preneed funeral contract, state or provincial law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited on behalf of the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at June 30, 2005 or December 31, 2004.
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
     The cash flow activity over the life of a preneed funeral contract that has been bonded from the date of sale to its death maturity or cancellation is captured in the line items Net effect of preneed funeral production and maturities and Net income (loss) in the consolidated statement of cash flows. The payments received from our customers for their trust funded preneed funeral contracts that have been bonded are a source of working capital cash flow from operating activities until the contracts mature. When a trust funded preneed funeral contract that has been bonded matures upon the death of the beneficiary, there is no additional cash flow to us unless the customer owed an outstanding balance, thus creating a negative effect on the cash flow from operating activities. Refunds on customer cancellations of bonded contracts are also a reduction of working capital from operating activities reflected in the line item Net effect of preneed funeral production and maturities. Effective January 1, 2005, the payment of direct selling costs pursuant to the sales of trust funded preneed contracts that have been bonded are included in the line item Net income (loss). Prior to January 1, 2005, the payment of direct selling costs was included in the line item Net effect of preneed funeral production and maturities and the effect of amortizing the deferred selling costs was reflected in Depreciation and amortization. The premiums paid to the surety companies for the bond coverage are reflected in the line item Net income (loss) as a use of working capital.
     Insurance Funded Preneed Funeral Contracts: Where permitted, customers may arrange the funding of their funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission for being the general agent for the insurance company. The policy amount of the insurance contract between the customer and the third party insurance company generally equals the amount of the preneed funeral contract. However, we do not reflect the unfulfilled insurance funded preneed funeral contract amounts in our consolidated balance sheet, as these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements”.

     The third party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of the preneed sale. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. Approximately 60% of our 2005 North America preneed funeral production is insurance funded preneed funeral contracts.
     We receive general agency (GA) commissions from third party insurance companies when customers purchase insurance contracts from such third party insurance companies to fund funeral services and merchandise at a future date. These general agency commissions are based on a percentage per contract sold (typically ranging between 11% and 16%) and are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed. GA commissions totaled $7.6 million and $8.2 million in the second quarter of 2005 and 2004, respectively and $14.3 million and $16.2 million in the six months ended June 30, 2005 and 2004, respectively. Direct selling costs incurred pursuant to the sale of insurance funded preneed funeral contracts are expensed as incurred and are reflected in Costs and expenses in the consolidated statement of operations.
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
     Because insurance funded preneed funeral contracts are not reflected in our consolidated balance sheet, the cash flow activity associated with these contracts generally occurs only at the time of sale and at death maturity or cancellation and is recorded in the Net effect of preneed funeral production and maturities and Net income (loss) line items in the consolidated statement of cash flows. At the time of sale, the GA revenues and overrides received net of the direct selling costs provide a net source of cash flow. If the cancellation occurs within the one year following the date of sale, our cash flow is reduced by the charge-back of GA revenues and overrides. When the funeral service is performed at death maturity, atneed funeral revenues and related accounts receivable are recorded for the services and merchandise included on the insurance funded preneed contracts, the increasing death benefit associated with the insurance policy, and any additional items purchased by the family. Proceeds from the insurance policies are applied to satisfy the receivables due and any remaining funds due are collected from the family. The insurance proceeds (which include the increasing death benefit of approximately 1% per year) less the funds used to provide the funeral goods and services provide a net source of cash flow. There is no guarantee that the increasing insurance benefit will cover future increases in the cost of providing a price guaranteed funeral service, which could materially adversely affect our future cash flows, revenues, and profit margins.
     The table below details the North America results of trust and insurance funded preneed funeral production for the three and six months ended June 30, 2005 and 2004 and the total selling costs incurred to obtain the preneed arrangements. Total selling costs incurred to obtain the preneed arrangements include compensation and associated fringe benefits, facility expense, advertising and lead procurement costs, sales supplies expense, and other associated costs.

	North America		North America

	Funeral		Funeral
	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Preneed Production:
Trust (including bonded)	$38.0	$30.8	$70.1	$57.4
Insurance (1)	49.0	67.7	103.5	132.1

Total	$87.0	$98.5	$173.6	$189.5

Total selling costs	$20.9	$22.5	$40.0	$42.0

(1)	Amounts are not included in the consolidated balance sheet.
     The following table reflects the North America backlog of deferred trust funded preneed funeral contract revenues (including amounts related to Non-controlling interest in funeral and cemetery trusts) at June 30, 2005 and December 31, 2004. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of preneed funeral contract revenues at June 30, 2005 and December 31, 2004. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity.
     The table also reflects the North America trust funded preneed funeral receivables and trust investments (investments at market and cost basis) associated with the backlog of deferred trust funded preneed funeral contract revenues, net of an estimated cancellation allowance. The cost and market values associated with funeral trust investments included in the assets associated with the backlog of trust funded deferred preneed funeral revenues at June 30, 2005 and December 31, 2004 are computed as follows. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Market reflects the fair market value of securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The market value of funeral trust investments was based primarily on quoted market prices at June 30, 2005 and December 31, 2004. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting and the amounts collected from customers that were not required to be deposited to trust. The table also reflects the amounts expected to be received from insurance companies from the assignment of policy proceeds related to insurance funded contracts.

	North America
	Funeral
	June 30, 2005		December 31, 2004
	Market	Cost	Market	Cost
Backlog of trust funded deferred preneed funeral revenues (1)	$1,409.5	$1,404.9	$1,475.9	$1,440.8
Backlog of insurance funded preneed funeral revenues (2)	$2,177.0	$2,177.0	$2,202.6	$2,202.6

Total backlog of preneed funeral revenues (including bonded)	$3,586.5	$3,581.9	$3,678.5	$3,643.4

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,110.9	$1,106.3	$1,165.8	$1,130.6
Insurance policies associated with insurance funded deferred preneed funeral revenues, net of estimated allowance for cancellation (2)	$2,177.0	$2,177.0	$2,202.6	$2,202.6

Total assets associated with backlog of preneed funeral revenues	$3,287.9	$3,283.3	$3,368.4	$3,333.2

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated allowance for cancellation.

(2)	Insurance funded preneed funeral contracts net of estimated allowance for cancellation are not included in the consolidated balance sheet.
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
     As a result of our 2003 restatement and other events including the implementation of Section 404 of the Sarbanes Oxley Act and the implementation of the new point-of-sale system, we began a process to examine all cemetery contracts in our deferred preneed cemetery contract balance to ensure that revenue was recognized in the appropriate period (when merchandise and services were delivered). We completed the reconciliation process for our cemetery contracts in May 2005 and our results indicated no significant fluctuations from our expectations.
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
     If a preneed cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed investment earnings and, where required, issue a refund to the customer. We retain any excess funds and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as cemetery revenue in our consolidated statement of operations. Based on our historical experience, we have included an allowance for cancellation for preneed cemetery contracts in Preneed cemetery receivables and trust investments and Deferred preneed cemetery revenues in our consolidated balance sheet.
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
     The cash flow activity from the date of sale of a preneed cemetery contract (origination) to the date of the recognition of the deferred revenue upon its delivery or cancellation (maturity) is reported in the Net effect of cemetery production and deliveries and Net income (loss) line items in the consolidated statement of cash flows. Net effect of preneed cemetery production and deliveries is affected by cash flows provided by the amount retained from funds collected from the customer and distributed trust earnings. Effective January 1, 2005, the payment of direct selling costs are included in Net income (loss) in the consolidated statement of operations. Prior to January 1, 2005, this was reduced by the use of funds for the payment of trust funded preneed cemetery selling costs when the preneed cemetery contracts were originated.

     The table below details the North America results of total cemetery sales production and the total selling costs incurred to obtain the production for the three and six months ended June 30, 2005 and 2004. Total selling costs incurred to obtain the preneed arrangements include compensation and associated fringe benefits, facility expense, advertising and lead procurement costs, sales supplies expense, and other associated costs. The Company has conformed the data presented in 2004 to be consistent with the presentation in 2005.

	North America		North America
	Cemetery		Cemetery
	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
		(Restated)		(Restated)
				pro forma
Cemetery sales production:
Total preneed cemetery production	$91.2	$89.0	$165.6	$174.7
Total atneed cemetery production	53.8	52.6	108.6	100.2

Total cemetery sales production	145.0	141.6	274.2	274.9

Total selling costs	$29.6	$34.4	$54.0	$68.0

     The following table reflects the total North America backlog of Deferred cemetery contract revenues (including amounts related to Non-controlling interests in funeral and cemetery trusts) included in our consolidated balance sheet at June 30, 2005 and December 31, 2004. The backlog amount presented is reduced by an amount that we believe will cancel before maturity.

	North America
	Cemetery
	June 30, 2005		December 31, 2004
	Market	Cost	Market	Cost
			(Restated)	(Restated)
Backlog of deferred cemetery revenues (including bonded) (1)	$1,675.6	$1,634.6	$1,682.3	$1,605.4

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,189.8	$1,154.3	$1,237.4	$1,170.8

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated allowance for cancellation.
Financial Assurances
In support of operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities is described below. The decrease in surety bonds for preneed funeral and cemetery is primarily a result of the periodic review (generally annually) performed to adjust the bonds to cover the remaining merchandise and service liabilities and the increased costs for liabilities associated with sales in prior years. We expect this number to continue to decline in subsequent years as merchandise and services related to bonded contracts in Florida are delivered or performed (see further discussion related to Florida bonding below).

	June 30,	December 31,
(In millions)	2005	2004
Preneed funeral	$136.9	$146.7
Preneed cemetery:
Merchandise and services	181.8	186.7
Preconstruction	9.2	8.3

Bonds supporting preneed funeral and cemetery obligations	327.9	341.7

Bonds supporting preneed business permits	5.1	5.3
Other bonds	5.4	5.5

Total surety bonds outstanding	$338.4	$352.5

     When selling preneed funeral and cemetery contracts, we intend to post surety bonds where allowed by state or provincial law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law.
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
     The applicable Florida law that allows posting of surety bonds for preneed contracts expired December 31, 2004; however, it allows for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. On February 1, 2004, we elected to begin trusting as a financial assurance mechanism in Florida, rather than surety bonding, on new Florida sales of preneed funeral and cemetery merchandise and services. Our net trust deposits required in the first half of 2004 for these five months of new Florida sales were $6.2 million, while our net trust deposits required in the first half of 2005 for new Florida sales were $10.1 million. The net deposits in the first half of 2004 only represented four months of cash receipts on four months of new sales, as deposits in Florida are made in the month following receipt of the cash. The net deposits in the first half of 2005 include amounts required for six months of receipts on all installment sales since we elected to begin trusting in February 2004, offset by the withdrawals for contracts delivered or cancelled.
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense and negative currency translation effects.

•	The outcomes of pending lawsuits and proceedings against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Amounts payable by us with respect to our outstanding legal matters exceeding our established reserves.

•	We maintain accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to successfully implement our strategic plan related to producing operating improvements and strong cash flows.

•	Our ability to successfully maintain our plan to reduce costs and increase cash flows associated with significant changes being made to our organization structure, process and quality of our sales efforts.

•	Changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures and local demographic and economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully complete our ongoing process improvement projects, particularly related to the implementation of new processes and internal controls.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully exploit our substantial purchasing power with certain of our vendors.

•	The outcome of a pending Internal Revenue Service audit.

•	The effectiveness of our internal controls over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain a favorable attestation report of our auditors regarding our assessment of our internal controls.
     For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2004 Annual Report on Form 10-K/A (Amendment No. 2). Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks related to fluctuations in currency exchange rates and changes in interest rates. For information regarding our exposure to certain market risks, see Item 7A.
Foreign Currency Risk
The functional currency for our international operations is the applicable local currency. Results of operations for these subsidiaries are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders’ equity. However, foreign currency transaction gains and losses are reflected in income for the period. At June 30, 2005, less than 10% of our total net assets was denominated in foreign currency.
     We occasionally use derivative instruments, primarily in the form of forward exchange contracts, to hedge our net investment in foreign assets and for other hedging activities. We do not participate in derivative transactions that are leveraged or considered speculative in nature. We were not a party to any derivative transactions at June 30, 2005.
Interest Rates
At June 30, 2005, 99% of our total debt consisted of fixed rate debt at a weighted average rate of 7.00%. Due to the nature of our debt, if the variable interest rates were to increase by 10% from June 30, 2005 levels, our pretax earnings would not change on an annual basis. The fair market value of our debt was approximately $53.3 million more than its carrying value at June 30, 2005.

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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:
A.	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

B.	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its condensed consolidated financial statements for the first quarter of 2005 and quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

C.	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency contributed to the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

D.	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by local management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

E.	The Company did not maintain effective controls over the use and control of pre-numbered manual contracts, and the accuracy of information pertaining to manual contracts entered into the Company’s point-of-sale system over revenue and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, manual contracts are not consistently controlled to ensure that revenues related to preneed and atneed funeral and cemetery manual contracts are reflected in the financial statements in the appropriate time period. Additionally, sales detail reports for atneed funeral and cemetery and preneed cemetery manual contracts are not consistently being reviewed by location personnel to ensure agreement between manual contract information and information entered into the point-of-sale system. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenue, accounts receivable and deferred revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

F.	The Company did not maintain effective controls over the accuracy, completeness and safeguarding of cash receipts. Specifically, individual cash receipt documentation is not consistently prepared for all cash or check payments made by the customer, daily reconciliations of cash are not consistently reviewed by location personnel and customer payments are not consistently secured at all times prior to deposit. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in misappropriation of Company assets and a misstatement of cash and accounts receivable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

G.	The Company did not maintain effective controls over the approval of adjustments to and review of collectability of atneed funeral and cemetery accounts receivable. Client families commonly request changes to items or services after the initial contract has been signed which requires adjustments to their contract and requires an adjustment to revenue and accounts receivable. The Company did not have effective controls over proper review by location management of adjustments to the customer revenue and accounts receivable related to such items or services or proper review of accounts receivable balances for reasonableness or collectability. Additionally, the Company did not have effective controls over review by location management of the outstanding account balances at period-end to ensure appropriate follow up is performed or write-off of account balance is performed. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of accounts receivable and revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

H.	The Company did not maintain effective controls over the review of cash disbursements at the funeral and cemetery locations. Specifically, the Company did not maintain effective controls over the review by location management of disbursements made at those locations and by the corporate office in Houston on behalf of such locations in order to verify that all expenditures are accurate and reasonable. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are erroneous or not for legitimate business purposes or could result in a misstatement of accounts payable or expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

I.	The Company did not maintain effective controls over the existence, completeness and accuracy of merchandise inventory. Specifically, the Company did not maintain effective controls over physical inventory counts at the funeral and cemetery locations. Inventory count sheets were not signed by individuals who performed and verified the counts. Also, in some instances, inventory counts were not conducted on a timely basis or the inventory counts by location personnel were not accurate. This control deficiency did not result in an adjustment to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in the misstatement of inventory and cost of sales that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

J.	The Company did not maintain effective controls over the accounting for capitalized covenant-not-to-compete agreements and the recording of asset impairments and divestitures related to the sale or disposition of locations in accordance with generally accepted accounting principles. Specifically, the Company failed to write off certain previously capitalized covenant-not-to-compete assets resulting in a misstatement of the gain or loss upon exiting locations and the ongoing amortization expense. Additionally, the Company did not maintain effective controls over the impairment or disposition of assets related to the sale of certain locations in the proper period. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements, as well as its condensed consolidated financial statements for the first quarter of 2005 and quarterly financial data for all quarters of both 2004 and 2003. Furthermore, this control deficiency could result in the misstatement of gains and impairment (losses) on dispositions, property, plant and equipment and deferred charges and other assets that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

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

L.	The Company did not maintain effective controls over the accuracy of preneed funeral trust income recorded upon the maturity of certain preneed funeral contracts. Specifically, the Company did not maintain effective controls over the posting of automated journal entries to the general ledger resulting in the entries being posted to the incorrect account. This control deficiency resulted in the restatement of the Company’s 2004 financial statements including an adjustment to the fourth quarter 2004 financial data and its condensed consolidated financial statements for the first quarter of 2005. Additionally, this control deficiency could result in the misstatement of funeral revenues and of assets and liabilities associated with preneed funeral activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

M.	The Company did not maintain effective controls over the communication and evaluation by the legal department of information related to legal claims. Specifically, the legal department did not communicate information relevant to the complete and accurate recording of legal accruals in the proper period in accordance with generally accepted accounting principles. This control deficiency resulted in an adjustment detected by the auditor to the Company’s second quarter 2005 condensed consolidated financial statements. Additionally, this control deficiency could result in the misstatement of general and administrative expenses and accrued liabilities that would result in a misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

     Because of these material weaknesses, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework issued by the COSO. Except as discussed below in “Changes In Internal Control Over Financial Reporting”, the above described material weaknesses continue to exist as of June 30, 2005.
Status of Plan for Remediation
Management, with the oversight of the Audit Committee, has been aggressively addressing all of the above deficiencies and is committed to effectively remediating known weaknesses in our internal control over financial reporting and disclosure controls and procedures as expeditiously as possible. We have devoted significant time and resources to remediate the deficiencies identified and discussed above.
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
     The Company has developed control procedures to ensure that financial information and other business data that is important to the application of generally accepted accounting principles during the period-end financial reporting process is properly communicated among the various departments within the Company, specifically related to the communication of material events that could trigger impairment charges of long-lived tangible and intangible assets or adjustments to gains and losses on dispositions. These procedures include a formal review by management of all pending dispositions including an impairment analysis of long-lived tangible and intangible assets related to such dispositions. Additionally, the controls currently in place surrounding the communication and evaluation by the legal department of information related to legal claims are being enhanced to include participation of the Company’s General Counsel in all reviews.
     The Company has made changes to its information technology program change control procedures. Specifically, procedures have been developed and are in place to adequately assess the impact of any application or program change related to system components and interfaces. Additionally, quality assurance control procedures have been developed to ensure the accuracy of any program code changes.
     The Company has developed control procedures to ensure lease payments and related asset depreciation are expensed in accordance with generally accepted accounting principles. These procedures were completed and tested by the Company in the second quarter of 2005 and are considered to be operating effectively.
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
Changes in Internal Control Over Financial Reporting
As of June 30, 2005, the Company has remediated the material weakness described above related to its controls over the application and monitoring of the appropriate accounting policies related to certain lease accounting.
     Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
(All share amounts and dollar values in whole numbers, except where indicated)
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in note nine to the unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On April 29, 2005, we issued 321 deferred common stock equivalents or units pursuant to provisions regarding dividends under the Director Fee Plan to four non-employee directors and one former director. On May 12, 2005, we issued a total of 9,944 shares of common stock and deferred common stock equivalents to each of nine non-employee directors pursuant to the Director Fee Plan. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     In October 1999, we suspended payment of regular quarterly cash dividends on our outstanding common stock in order to focus on improving cash flow and reducing existing debt. On February 10, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of $.025 per common share. The first dividend totaling $7.7 million was paid on April 29, 2005 to shareholders of record at April 15, 2005. An additional dividend totaling $7.5 million was paid on July 29, 2005 to shareholders of record at July 15, 2005. On August 10, 2005, our Board of Directors approved an additional cash dividend payable on October 31, 2005 to shareholders of record at October 15, 2005. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by the Board of Directors of SCI each quarter after its review of our financial performance.

     On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. On November 10, 2004 and February 10, 2005, we announced two increases in the share repurchase program each authorizing the investment of up to an additional $100 million to repurchase our common stock for an aggregate of $300 million. We recently completed our previously announced share repurchase program totaling $300 million in aggregate. On June 23, 2005, we announced an increase in our stock repurchase program authorizing the investment of an additional $100 million to repurchase our common stock. Pursuant to the program, we have repurchased shares of our common stock as set forth in the table below. As of June 30, 2005, the purchases totaled $300 million.

	Issuer purchases of equity securities
	(a)	(b)	(c)	(d)
			Total number
			of shares	Dollar value of
	Total		purchased as	shares that may
	number of	Average	part of publicly	yet be purchased
	shares	price paid	announced	under the
Period	purchased	per share	programs	programs
April 1, 2005 - April 30, 2005	3,704,500	$7.10	3,704,500	$59,799,834
May 1, 2005 - May 31, 2005	7,549,350	$7.06	7,549,350	$6,292,022
June 1, 2005 - June 30, 2005	840,000	$7.55	840,000	$99,933,222

	12,093,850	$7.11	12,093,850
     As of June 30, 2005, the remaining dollar value of shares that may yet be purchased under our share repurchase programs was approximately $100 million.
Item 4. Submission of Matters to a Vote of Security Holders
On May 12, 2005, we held our annual meeting of shareholders and elected four directors. The shares voting on the nominees were cast as follows:

		Abstentions or
Nominee	Votes for	votes withheld
Thomas L. Ryan	275,764,013	4,888,026
S. Malcolm Gillis	277,037,540	3,614,499
Clifton H. Morris, Jr.	237,275,307	43,376,732
W. Blair Waltrip	265,701,380	14,950,659
     In addition, the shareholders approved the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2005. The shares voting were cast as follows:

		Abstentions or	Broker
Votes for	Votes against	votes withheld	non-votes
266,492,974	13,842,890	316,175	0

Item 6. Exhibits

4.1	Agreement of Resignation, Appointment of Acceptance, dated October 21, 2005, among the Company, the Bank of New York and the Bank of New York Trust Company, N.A., appointing a successor trustee for the Senior Indenture dated as of February 1, 1993.

4.2	Agreement of Resignation, Appointment of Acceptance, dated October 21, 2005, among the Company, the Bank of New York and the Bank of New York Trust Company, N.A., appointing a successor trustee for the 1998 Senior Indenture dated as of December 11, 1998.

12.1	Ratio of earnings to fixed charges for the six months ended June 30, 2005 and 2004.

31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

Jeffrey E. Curtiss
Senior Vice President Chief Financial Officer and
Treasurer (Principal Financial Officer)

Index to Exhibits

Exhibits	Description
4.1	Agreement of Resignation, Appointment of Acceptance, dated October 21, 2005, among the Company, the Bank of New York and the Bank of New York Trust Company, N.A., appointing a successor trustee for the Senior Indenture dated as of February 1, 1993.

4.2	Agreement of Resignation, Appointment of Acceptance, dated October 21, 2005, among the Company, the Bank of New York and the Bank of New York Trust Company, N.A., appointing a successor trustee for the 1998 Senior Indenture dated as of December 11, 1998.

12.1	Ratio of earnings to fixed charges for the six months ended June 30, 2005 and 2004.

31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.