Form 10-Q
period 2005-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2005-11-14
CIK 89089

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

YES ☐	NO ☑
The number of shares outstanding of the registrant’s common stock as of November 4, 2005 was 296,561,925 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Revenues	$406,369	$397,186	$1,285,521	$1,404,597
Costs and expenses	(348,094)	(328,891)	(1,057,676)	(1,150,284)

Gross profit	58,275	68,295	227,845	254,313

General and administrative expenses	(19,753)	(25,298)	(61,963)	(100,347)
Gains and impairment (losses) on dispositions, net	(27,446)	(3,281)	(28,659)	33,021

Operating income	11,076	39,716	137,223	186,987

Interest expense	(25,821)	(26,609)	(76,352)	(91,110)
Loss on early extinguishment of debt	—	—	(14,258)	(16,770)
Other income, net	4,443	4,255	11,756	13,265

	(21,378)	(22,354)	(78,854)	(94,615)

(Loss) income from continuing operations before income taxes and cumulative effects of accounting changes	(10,302)	17,362	58,369	92,372
(Benefit) provision for income taxes	(1,131)	4,336	25,531	(7,177)

(Loss) income from continuing operations before cumulative effects of accounting changes	(9,171)	13,026	32,838	99,549
(Loss) income from discontinued operations (net of income tax provision (benefit) of $2,606, $623, $4,587 and $(47,502), respectively)	(463)	850	3,825	34,971
Cumulative effects of accounting changes (net of income tax benefit of $117,428 and $20,983, respectively)	—	—	(187,538)	(47,556)

Net (loss) income	$(9,634)	$13,876	$(150,875)	$86,964

Basic (loss) earnings per share:
(Loss) income from continuing operations before cumulative effects of accounting changes	$(.03)	$.04	$.11	$.32
Income from discontinued operations, net of tax	—	—	.01	.11
Cumulative effects of accounting changes, net of tax	—	—	(.62)	(.15)

Net (loss) income	$(.03)	$.04	$(.50)	$.28

Diluted (loss) earnings per share:
(Loss) income from continuing operations before cumulative effects of accounting changes	$(.03)	$.04	$.11	$.30
Income from discontinued operations, net of tax	—	—	.01	.10
Cumulative effects of accounting changes, net of tax	—	—	(.61)	(.13)

Net (loss) income	$(.03)	$.04	$(.49)	$.27

Basic weighted average number of shares	297,421	336,590	304,366	315,656

Diluted weighted average number of shares	297,421	340,215	308,807	348,894

Dividends declared per share	$.025	—	$.075	—

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
		(Restated)
		note 2
Assets
Current assets:
Cash and cash equivalents	$492,059	$287,785
Receivables, net	82,306	102,622
Inventories	66,158	81,526
Current assets held for sale	12,959	—
Current assets of discontinued operations	—	11,085
Other	52,176	50,945

Total current assets	705,658	533,963

Preneed funeral receivables and trust investments	1,238,123	1,267,784
Preneed cemetery receivables and trust investments	1,295,352	1,399,778
Cemetery property, at cost	1,376,817	1,509,599
Property and equipment, at cost, net	947,024	970,547
Non-current assets held for sale	49,774	—
Non-current assets of discontinued operations	—	4,367
Deferred charges and other assets	247,327	621,561
Goodwill	1,140,509	1,169,040
Cemetery perpetual care trust investments	701,382	729,048

	$7,701,966	$8,205,687

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$234,281	$221,877
Current maturities of long-term debt	88,272	75,075
Current liabilities of discontinued operations	—	7,111
Income taxes	690	7,850

Total current liabilities	323,243	311,913

Long-term debt	1,172,513	1,178,885
Deferred preneed funeral revenues	516,158	498,571
Deferred preneed cemetery revenues	789,143	803,144
Deferred income taxes	174,053	276,572
Non-current liabilities held for sale	49,985	—
Non-current liabilities of discontinued operations	—	58,225
Other liabilities	381,346	431,917
Non-controlling interest in funeral and cemetery trusts	2,015,314	2,092,881
Commitments and contingencies (note 9)
Non-controlling interest in perpetual care trusts	680,088	704,912
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 298,148,297 and 323,225,352, issued and outstanding (net of 44,917,591 and 18,502,478 treasury shares, at par)	298,148	323,225
Capital in excess of par value	2,216,952	2,395,057
Unearned compensation	(4,153)	(2,022)
Accumulated deficit	(980,119)	(829,244)
Accumulated other comprehensive income (loss)	69,295	(38,349)

Total stockholders’ equity	1,600,123	1,848,667

	$7,701,966	$8,205,687

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended
	September 30,
	2005	2004
		(Restated)
		note 2
Cash flows from operating activities:
Net (loss) income	$(150,875)	$86,964
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net income from discontinued operations	(3,825)	(34,971)
Loss on early extinguishment of debt	14,258	16,770
Premiums paid on early extinguishment of debt	(12,186)	(13,817)
Cumulative effects of accounting changes, net of tax	187,538	47,556
Depreciation and amortization	64,795	103,882
Provision (benefit) for deferred income taxes	23,871	(9,230)
(Gains) and impairment losses on dispositions, net	28,659	(33,021)
Other non-cash adjustments	—	667
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	24,912	25,464
Decrease in other assets	33,344	2,106
Increase in payables and other liabilities	9,767	21,049
Net effect of preneed funeral production and maturities	(3,797)	(20,838)
Net effect of cemetery production and deliveries	46,932	(18,112)
Other	337	318

Net cash provided by operating activities from continuing operations	263,730	174,787
Net cash used in operating activities from discontinued operations	(5,344)	(5,378)

Net cash provided by operating activities	258,386	169,409
Cash flows from investing activities:
Capital expenditures	(72,241)	(67,495)
Proceeds from divestitures and sales of property and equipment	58,122	30,326
Proceeds and distributions from dispositions of businesses, net of cash retained	112,018	330,789
Proceeds from equity investments	39,674	—
Payment of purchase obligations to former owners of acquired business	—	(51,749)
Indemnity payments related to the joint venture of French operations	(1,834)	—
Net withdrawals (deposits) of restricted funds and other	13,944	(120,903)

Net cash provided by investing activities from continuing operations	149,683	120,968
Net cash used in investing activities from discontinued operations	(212)	(132)

Net cash provided by investing activities	149,471	120,836
Cash flows from financing activities:
Proceeds from issuance of long-term debt	291,472	241,237
Payments of debt	(8,058)	(124,752)
Early extinguishments of debt	(286,215)	(299,961)
Proceeds from exercise of stock options	5,145	6,040
Purchase of Company common stock	(191,221)	(34,812)
Payments of dividends	(15,184)	—
Purchase of subsidiary stock	(844)	—

Net cash used in financing activities	(204,905)	(212,248)
Effect of foreign currency	1,322	617

Net increase in cash and cash equivalents	204,274	78,614
Cash and cash equivalents at beginning of period	287,785	239,431

Cash and cash equivalents at end of period	$492,059	$318,045

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	Shares	stock	value	par value	Compensation	deficit	(loss) income	Total
Balance at December 31, 2004 (Restated) note 2	323,225	$341,727	$(18,502)	$2,395,057	$(2,022)	$(829,244)	$(38,349)	$1,848,667
Net loss						(150,875)		(150,875)
Dividends on common stock ($.075 per share)				(22,641)				(22,641)
Other comprehensive income:
Foreign currency translation							6,056	6,056
Reclassification for translation adjustments realized in net loss							101,588	101,588

Total other comprehensive income								107,644

Stock option exercises	1,338	1,338		4,157				5,495
Tax benefit from stock option exercises				1,509				1,509
Restricted stock award	499		499	3,177	(3,676)			—
Restricted stock amortization					1,545			1,545
Purchase of Company common stock	(26,914)		(26,914)	(164,307)				(191,221)

Balance at September 30, 2005	298,148	$343,065	$(44,917)	$2,216,952	$(4,153)	$(980,119)	$69,295	$1,600,123

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
2. Restatement of Financial Statements
Overview
The Company has restated herein its previously issued consolidated statement of operations for the three and nine months ended September 30, 2004, its consolidated statement of cash flows for the nine months ended September 30, 2004, and its condensed consolidated balance sheet as of December 31, 2004. This restatement corrects errors related to (1) the Company’s recognition of income related to its preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, and (3) the computation of gains and losses on certain asset divestiture activities, including the write-off of certain covenant-not-to-compete agreements which should have been recognized in the Company’s 2002 consolidated financial statements. All applicable amounts relating to this restatement have been reflected in the Company’s condensed consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.
     The Company previously restated its unaudited quarterly financial data for the first three quarters of 2004, as included in its 2004 Form 10-K, for correction of errors related to (1) the recognition of deferred preneed cemetery contract revenues, (2) certain reconciliations of the Company’s preneed funeral and cemetery trust assets and deferred revenues, and (3) operating leases and other account reconciliations. At that time, the Company concluded that the net aggregate impact of such errors related to periods prior to January 1, 2004 was not material to its consolidated financial statements or to the first quarter of 2004, nor for any quarterly or annual period prior to January 1, 2004, and as a result, the Company recorded the net aggregate impact of such errors (a $416 increase to pre-tax income) in Other operating (expense) income as a correction of an immaterial error in the first quarter of 2004.
     However, in light of the material impact of the errors identified in the second quarter of 2005, as detailed below under “Current Period Restatement”, the Company concluded that prior period financial statements for the fiscal years ended 2004, 2003, and 2002 should be restated and has corrected such prior periods for the $416 net impact to Other operating (expense) income described above. Please refer to the Company’s 2004 Form 10-K/A (Amendment No. 2) for further details related to the impacts of this restatement on the Company’s consolidated statements for each of the five years ended December 31, 2004; all four interim periods of 2004; and all four interim periods of 2003.

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
     As these projects progressed, the Company assessed their status and adjusted the applicable general ledger accounts accordingly. At December 31, 2003, June 30, 2004, and December 31, 2004, the Company made certain adjustments to its consolidated financial statements based on its best estimates at that time. These estimates were based on statistical sampling methods which were influenced by the percentage of reconciliations and verifications completed at the location level and the expected error rate of such uncompleted verifications and reconciliations. Please see the Company’s 2004 Form 10-K/A (Amendment No. 2) for additional information related to the history of these projects.
     By March 2005, the Company had completed its examination of the 430,000 preneed funeral contracts and had also implemented the reconciliation procedures described above, which resulted in the identification of a significant number of reconciling items. In light of these reconciling items, the Company reevaluated previous adjustments related to these projects and the impact to previously issued financial statements. The Company determined that these adjustments had a material impact on its consolidated financial statements for the first three interim periods of 2004. As a result, the Company restated its unaudited quarterly financial data for the first three interim periods of 2004 in its original 2004 Form 10-K. The Company evaluated the materiality of these adjustments on its consolidated financial statements issued prior to January 1, 2004 and concluded that the impact of these adjustments was not material to the fiscal period ended 2004 or any quarterly or annual period prior to January 1, 2004. As a result, the Company recorded the net aggregate impact of these adjustments ($416 increase to pretax income) in Other operating income (expense) in its restated first quarter 2004 financial statements as a correction of an error.
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
     Also during the second quarter of 2005, the Company identified other adjustments, one of which related to a point-of-sale system error that caused preneed funeral trust income accounts to be understated in the fourth quarter of 2004 and the first quarter of 2005 by $1,570 and $2,700, respectively, and another of which related to the recognition of a loss on a disposition recorded in April 2005 that should have been recognized in the Company’s first quarter 2005 unaudited consolidated financial statements. In addition, in connection with the asset divestitures, the Company failed to write off certain covenant-not-to-compete agreements. These write-offs should have been recorded in the Company’s 2002 consolidated financial statements.
     Additionally, the Company adjusted its method of accounting for certain types of operating leases related primarily to the Company’s funeral home properties. Historically, the Company recorded operating lease expense, related primarily to funeral home properties, over the initial lease term without regard to reasonably assured renewal options or fixed escalation provisions. The Company now calculates its straight line operating lease expense over the lease term (including certain renewal options and fixed escalation provisions, to the extent necessary) in accordance with SFAS 13, “Accounting for Leases”.

Materiality Assessment
The Company evaluated the materiality of these adjustments (including the $1,600 charge recorded in the first quarter of 2005 and the adjustments aggregating to $416 associated with the restatement of the first three interim periods of 2004 described above) on its consolidated financial statements for the second quarter of 2005, its unaudited quarterly financial statements for 2004 and 2003, and its consolidated financial statements for each of the five prior annual periods ended December 31, 2004. The Company determined that the net effect of these adjustments ($5,192 charge to pretax income), which primarily related to periods prior to 2000, was not material to the Company’s previously reported consolidated financial statements for periods described above; however, the Company determined that such impact was material to the Company’s second quarter 2005 consolidated financial statements. As a result, the Company restated its consolidated statements of operations for the three and nine months ended September 30, 2004, its consolidated statement of cash flows for the nine months ended September 2004, and its consolidated balance sheet at December 31, 2004, as presented herein.
     As discussed above, the quarterly financial statements for the three and nine months ended September 30, 2004 have been further restated herein in connection with this restatement. We have also reflected the effects of this restatement in notes four, seven, eight, ten, eleven, and twelve. The effect of the adjustments to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2004 is as follows:

	Three months ended		Nine months ended
	September 30, 2004		September 30, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$397,012	$397,186	$1,404,881	$1,404,597
Costs and expenses	328,932	328,891	1,150,403	1,150,284
Gross profit	68,080	68,295	254,478	254,313
Gains and impairment (losses) on dispositions, net	(3,281)	(3,281)	33,018	33,021
Operating income	39,501	39,716	187,565	186,987
Income from continuing operations before income taxes and cumulative effects of accounting changes	17,147	17,362	92,950	92,372
Provision (benefit) for income taxes	4,256	4,336	(6,966)	(7,177)
Net income	$13,741	$13,876	$87,813	$86,964
Earnings per share:
Basic — EPS	$.04	$.04	$.28	$.28
Diluted — EPS	$.04	$.04	$.27	$.27
The effect of the restatement on the Company’s previously reported consolidated balance sheet as of December 31, 2004 is as follows:

	As Reported	As Restated
Selected consolidated balance sheet data:
Receivables, net of allowances	$102,156	$102,622
Total current assets	533,497	533,963
Preneed funeral receivables and trust investments	1,264,600	1,267,784
Preneed cemetery receivables and trust investments	1,402,750	1,399,778
Deferred charges and other assets	618,565	621,561
Total assets	8,199,196	8,205,687
Deferred preneed funeral revenues	486,191	498,571
Deferred preneed cemetery revenues	801,065	803,144
Deferred income taxes	279,474	276,572
Non-controlling interest in funeral and cemetery trusts	2,095,852	2,092,881
Accumulated deficit	824,364	829,244
Total stockholders’ equity	1,853,576	1,848,667
Total liabilities and stockholders’ equity	8,199,196	8,205,687

3. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s annual report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2004, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Net (loss) income	$(9,634)	$13,876	$(150,875)	$86,964
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(391)	(806)	(1,174)	(2,407)

Pro forma net (loss) income	$(10,025)	$13,070	$(152,049)	$84,557

Basic (loss) earnings per share:
Net (loss) income	$(.03)	$.04	$(.50)	$.28
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—	—	(.01)

Pro forma basic (loss) earnings per share	$(.03)	$.04	$(.50)	$.27

Diluted (loss) earnings per share:
Net (loss) earnings	$(.03)	$.04	$(.49)	$.27
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—	—	(.01)

Pro forma diluted (loss) earnings per share	$(.03)	$.04	$(.49)	$.26

     The fair value of the Company’s stock options used to compute the pro forma net (loss) income and per share disclosures is determined by calculating the estimated fair value at grant date using the Black-Scholes option-pricing model.
     The Company currently computes stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, the Company will amortize new option grants to such retirement-eligible employees over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If the Company had historically computed stock-based compensation cost for these employees under this accelerated method, $549 or less than $.01 per diluted share of after-tax compensation cost would have been accelerated and cumulatively included in the pro forma expense above through September 30, 2005. The tax benefit associated with the additional compensation expense discussed above would have been $211 and $632 for the three and nine months ended September 30, 2005 and $474 and $1,419 for the three and nine months ended September 30, 2004, respectively.
Income Taxes
The Company reported an income tax benefit of 11.0% in the three months ended September 30, 2005 compared to a provision of 25.0% in the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, the Company reported an income tax provision of 43.7% and an income tax benefit of 7.8%, respectively.
     The tax rates in 2005 were impacted by permanent differences between book and tax bases of North American asset dispositions. The tax rates in 2004 are due to non-cash tax benefits recognized from the disposition of the Company’s French operations consummated in the first quarter of 2004 and the sale of the Company’s equity investment in a United Kingdom company in the second quarter of 2004. For more information regarding these transactions, see note twelve to the condensed consolidated financial statements.
4. Accounting Changes and New Accounting Pronouncements
Accounting Changes and Error Corrections
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 primarily requires retrospective application to prior period financial statements for the direct effects of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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

     As of January 1, 2005, the Company recorded a cumulative effect of $187,538, net of tax of $117,428. This amount represents the cumulative balance of deferred selling costs recorded on the Company’s consolidated balance sheet in Deferred charges and other assets at the time of the accounting change. If the Company had not changed its method of accounting for direct selling costs as described above, net income for the three months ended September 30, 2005 would have been approximately $3,582, or $.01 per basic and diluted share higher than currently reported. If the Company had not changed its method of accounting for direct selling costs as described above, net income for the nine months ended September 30, 2005 would have been approximately $8,472, or $.03 per basic and diluted share higher than currently reported.
     The three and nine months ended September 30, 2004 pro forma amounts in the table below reflect the new policy to expense selling costs as incurred. The effect of the change for the three and nine months ended September 30, 2004 would have decreased net income from continuing operations before cumulative effects of accounting changes by approximately $3,073 and $9,956, or $.01 and $.03 per diluted share, respectively.

	Three months ended September 30, 2004			Nine months ended September 30, 2004
		Deferred			Deferred
		Selling			Selling
		Costs,			Costs,
	Historical	net (1)	Pro forma	Historical	net (1)	Pro forma
	(Restated)		(Restated)	(Restated)		(Restated)
	note 2		note 2	note 2		note 2
Gross profits:
Funeral	$44,716	$(905)	$43,811	$181,584	$(3,574)	$178,010
Cemetery	23,579	(4,114)	19,465	72,729	(12,686)	60,043

	68,295	(5,019)	63,276	254,313	(16,260)	238,053
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$17,362	$(5,019)	$12,343	$92,372	$(16,260)	$76,112
Net income (loss)	13,876	$(3,073)	$10,803	$86,964	$(9,956)	$77,008
Amounts per common share:
Net income (loss) – basic	$.04	$(.01)	$.03	$.28	$(.04)	$.24
Net income (loss) – diluted	$.04	$(.01)	$.03	$.27	$(.03)	$.24

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.
Other-Than-Temporary Impairments
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP supersedes EITF Issued No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than- temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary analysis conducted in periods beginning after December 15, 2005. The Company has adopted the provisions of FSP FAS 115-1 and as of the date of adoption, this Statement has had no material impact on its consolidated financial statements, results of operations, financial position, or cash flows.
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
     The Company currently uses the intrinsic value method to account for stock options. For disclosure purposes, the Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. The Company will continue to utilize the Black-Scholes option pricing model to measure the fair value of its stock options. The Company expects to adopt SFAS 123R effective January 1, 2006. The Company is currently evaluating the impact that this adoption will have on its results of operations.
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
     Consolidation of Trusts: The Company implemented FIN 46R as of March 31, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trust assets and the Company’s cemetery perpetual care trusts. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46R as it relates to the consolidation of the trusts. The implementation of FIN 46R affects certain line items on the Company’s consolidated balance sheet and statement of operations as described below; however, as it relates to the consolidation of trusts, there is no impact to net income in the statement of operations as a result of the implementation. Additionally, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows; however, it does require certain financing and investing activities to be disclosed.
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
     The Company records cash received from customers that is payable to the trusts but not yet required to be deposited in the trusts as restricted cash in Deferred charges and other assets in its consolidated balance sheet. At September 30, 2005 and December 31, 2004, these pending deposits totaled $10,668 and $11,218, respectively. The Company continues to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.
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
5. Debt
Debt was as follows:

	September 30, 2005	December 31, 2004
6.0% notes due December 2005	$63,497	$63,801
7.2% notes due June 2006	10,698	150,000
6.875% notes due October 2007	13,497	143,475
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	358,266
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	28,327	30,853
Mortgage notes and other debt, maturities through 2050	42,724	48,194
Deferred charges	(40,220)	(41,256)

Total debt	1,260,785	1,253,960
Less current maturities	(88,272)	(75,075)

Total long-term debt	$1,172,513	$1,178,885

     The Company’s consolidated debt had a weighted average interest rate of 7.00% at September 30, 2005 and 7.02% at December 31, 2004. Approximately 99% of the total debt had a fixed interest rate at September 30, 2005 and December 31, 2004. Current maturities of $88,272 include $98,979 of debt maturities less current amortization of deferred loan costs in the amount of $10,707.
Bank Credit Agreements
The Company’s bank credit agreement, which was executed on August 11, 2004, and matures in August of 2007, provides a total lending commitment of $200,000, including a sub-limit of $175,000 for letters of credit. As of September 30, 2005, the Company has no cash borrowings outstanding under this credit facility, but has used the facility to support $59,794 of letters of credit. This bank credit facility is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this facility. The subsidiary guarantee is a guarantee of payment of the outstanding amount of the total lending commitment. It covers the term of the agreement, including extensions and totaled a maximum potential amount of $59,794 and $66,985 at September 30, 2005 and December 31, 2004, respectively. The facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements and certain cash distribution restrictions. Interest rates for the outstanding borrowings will be based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Extinguishment, Reductions and Additions
In the first quarter of 2005, the Company purchased $7,131 aggregate principal amount of its 7.70% notes due 2009 in the open market. As a result of this transaction, the Company recognized a loss of $1,207 recorded in Loss on early extinguishment of debt, in its consolidated statement of operations. In the second quarter of 2005, the Company purchased an additional $9,500 aggregate principal amount of its 7.70% notes due 2009, and $304 aggregate principal amount of its 6.00% notes due 2005 in the open market. Also in the second quarter of 2005, the Company redeemed $129,978 aggregate principal amount of its 6.875% notes due 2007 and $139,302 aggregate principal amount of its 7.20% notes due 2006 pursuant to a tender offer for such notes. As a result of these second quarter 2005 transactions, the Company incurred a loss of $13,051 recorded in Loss on early extinguishment of debt, which is comprised of the redemption premiums paid of $12,186 and the write-off of unamortized debt issuance costs of $2,072.
     On June 15, 2005, the Company issued $300,000 in an unregistered offering of senior unsecured 7.00% notes due June 15, 2017, which pay interest semi-annually beginning December 15, 2005. The Company used the net proceeds, together with available cash, to purchase existing indebtedness pursuant to the tender offer described in the previous paragraph. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. The Company is entitled to redeem the notes at any time by paying a make-whole premium. Under the terms of the issuance of the unregistered notes, the Company has an obligation to register the notes with the Securities and Exchange Commission (SEC). Because the Company did not file the related SEC registration statement within the required time period, it incurred an aggregate incremental interest expense of $31 in the third quarter of 2005.
Additional Debt Disclosures
At September 30, 2005 and December 31, 2004, the Company had deposited $11,746 and $26,707, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. This restricted cash is included in Deferred charges and other assets in the consolidated balance sheet.

6. Retirement Plans
The components of net periodic pension plan benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,749	633	5,649	5,123
Actual return on plan assets	(2,828)	(1,590)	(3,144)	(5,170)
Amortization of prior service cost	46	47	138	137
Recognized net actuarial loss (gain) and trust related expenses	2,665	(1,745)	2,612	(1,745)

	$1,632	$(2,655)	$5,255	$(1,655)

     Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors’ Plan. As these plans have been frozen, the participants do not earn additional benefit from additional years of service and the Company has not incurred service costs subsequent to 2000.
7. Segment Reporting
The Company’s operations are both product based and geographically based, and the reportable operating segments presented below include the Company’s funeral and cemetery operations. The Company’s geographic areas include North America and Other Foreign.
     In 2005, Other Foreign consists of the Company’s operations in Singapore and Germany. In 2004, Other Foreign also included operations in France, which were disposed of in the first quarter of 2004. Results from the Company’s funeral and cemetery businesses in Argentina and Uruguay, which were sold in the first quarter of 2005, and its cemetery business in Chile, which was sold in the third quarter of 2005, are classified as discontinued operations for all periods. The Company conducts both funeral and cemetery operations in North America and funeral operations in Other Foreign geographic areas.
     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended September 30,
2005	$262,665	$143,704	$406,369
2004 (Restated – note 2)	$266,704	$130,482	$397,186
Nine months ended September 30,
2005	$866,573	$418,948	$1,285,521
2004 (Restated – note 2)	$980,716	$423,881	$1,404,597

Gross profit:
Three months ended September 30,
2005	$35,544	$22,731	$58,275
2004 (Restated – note 2)	$44,716	$23,579	$68,295
Nine months ended September 30,
2005	$165,243	$62,602	$227,845
2004 (Restated – note 2)	$181,584	$72,729	$254,313

     The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Gross profit from reportable segments	$58,275	$68,295	$227,845	$254,313
General and administrative expenses	(19,753)	(25,298)	(61,963)	(100,347)
Gains and impairment (losses) on dispositions, net	(27,446)	(3,281)	(28,659)	33,021

Operating income	11,076	39,716	137,223	186,987
Interest expense	(25,821)	(26,609)	(76,352)	(91,110)
Loss on early extinguishment of debt	—	—	(14,258)	(16,770)
Other income, net	4,443	4,255	11,756	13,265

(Loss) income from continuing operations before income taxes and cumulative effects of accounting changes	$(10,302)	$17,362	$58,369	$92,372

     The Company’s geographic area information is as follows:

	North	Other
	America	Foreign	Total
Revenues from external customers:
Three months ended September 30,
2005	$403,579	$2,790	$406,369
2004 (Restated – note 2)	$393,432	$3,754	$397,186
Nine months ended September 30,
2005	$1,276,700	$8,821	$1,285,521
2004 (Restated – note 2)	$1,267,391	$137,206	$1,404,597

Gains and impairment (losses) on dispositions, net:
Three months ended September 30,
2005	$(27,446)	$—	$(27,446)
2004	$(3,476)	$195	$(3,281)
Nine months ended September 30,
2005	$(28,659)	$—	$(28,659)
2004 (Restated – note 2)	$32,929	$92	$33,021

Operating income:
Three months ended September 30,
2005	$11,011	$65	$11,076
2004 (Restated – note 2)	$38,886	$830	$39,716
Nine months ended September 30,
2005	$136,434	$789	$137,223
2004 (Restated – note 2)	$173,666	$13,321	$186,987

Depreciation and amortization:
Three months ended September 30,
2005	$22,310	$194	$22,504
2004 (Restated – note 2)	$32,496	$244	$32,740
Nine months ended September 30,
2005	$64,479	$316	$64,795
2004 (Restated – note 2)	$102,824	$1,058	$103,882

Total assets at:
September 30, 2005	$7,690,043	$11,923	$7,701,966
December 31, 2004 (Restated – note 2)	$8,048,337	$157,350	$8,205,687

     Included in the North America figures above are the following United States amounts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Revenues from external customers	$376,530	$372,365	$1,196,242	$1,196,071
Operating income	$5,894	$35,587	$118,329	$156,817
Depreciation and amortization	$21,110	$30,920	$60,925	$97,131
Total assets (a)	$7,278,140	$7,671,171	$7,278,140	$7,671,171

(a)	Prior year amounts are as of December 31, 2004.
     Included in the Other Foreign figures above are the following France amounts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues from external customers	$—	$—	$—	$127,282
Operating income	$—	$—	$—	$11,664
     The changes in the carrying amounts of goodwill for the Company’s two reportable segments are as follows:

	Funeral	Cemetery	Total
Balance as of December 31, 2004	$1,166,657	$2,383	$1,169,040
Dispositions	(29,627)	(2,507)	(32,134)
Effects of foreign currency and other	3,479	124	3,603

Balance as of September 30, 2005	$1,140,509	$—	$1,140,509

8. Supplementary Information
The detail of certain income statement accounts is as follows for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
North America goods and services revenues
Goods
Funeral	$113,965	$120,805	$380,149	$379,363
Cemetery	97,351	85,884	283,508	287,524

Total goods	211,316	206,689	663,657	666,887

Services
Funeral	138,899	135,228	456,369	441,543
Cemetery	37,797	34,046	108,785	104,347

Total services	176,696	169,274	565,154	545,890

North America goods and services revenues	388,012	375,963	1,228,811	1,212,777

International revenues	2,790	3,754	8,821	137,206

Other revenues	15,567	17,469	47,889	54,614

Total revenues	$406,369	$397,186	$1,285,521	$1,404,597

North America goods and services costs
Goods
Funeral	$71,039	$70,907	$223,583	$219,853
Cemetery	41,138	30,239	120,418	117,372

Total cost of goods	112,177	101,146	344,001	337,225

Services
Funeral	63,366	59,944	200,855	183,832
Cemetery	23,395	22,848	73,438	75,030

Total cost of services	86,761	82,792	274,293	258,862

North America goods and services costs	198,938	183,938	618,294	596,087

International costs and expenses	2,725	3,119	8,032	123,977

Overhead and other expenses	146,431	141,834	431,350	430,220

Total costs and expenses	$348,094	$328,891	$1,057,676	$1,150,284

9. Commitments and Contingencies
Purchase Commitments
The Company entered into a purchase agreement for its North America operations with a major casket manufacturer, having an original minimum commitment of $750,000 for a six-year period that expired at the end of 2004. The agreement contained provisions for annual price adjustments and provided for a one-year extension period to December 31, 2005 in which the Company is allowed to satisfy any remaining commitment that exists at the end of the original term. The Company elected to extend the contract to December 31, 2005 in order to satisfy its minimum commitment. In the first quarter of 2005, the Company amended its original purchase agreement. This amendment allows the Company to continue purchasing caskets through 2006 subject to price increase limitations. At September 30, 2005, the remaining commitment was $67,700.
Management, Consulting and Non-Competition Agreements
The Company has entered into management, employment, consulting and non-competition agreements, generally for five to ten years, with certain officers and employees of the Company and former owners of businesses acquired. The Company has modified several of the above agreements as part of cost rationalization programs (see note twelve to the consolidated financial statements). At September 30, 2005, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

	Employment	Consulting	Non-Compete	Total
Remainder of 2005	$761	$615	$5,254	$6,630
2006	2,802	2,356	17,418	22,576
2007	1,125	2,110	11,937	15,172
2008	759	885	5,365	7,009
2009	346	804	1,960	3,110
2010 and after	168	548	4,873	5,589

Total	$5,961	$7,318	$46,807	$60,086

Litigation
     The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated. The following discussion describes certain litigation and proceedings as of November 9, 2005.
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
     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory appeal pending in the El Paso Court of Appeals, No. 08-05-00182-CV, and a mandamus proceeding pending in the El Paso Court of Appeals, No. 08-05-00335-CV (collectively, the Hijar Lawsuit). The Hijar Lawsuit involves a state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from the Company or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (Rules) required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The Plaintiffs seek to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified

“injunctive and declaratory relief.” The Company denies that plaintiffs have standing to sue for violations of the Texas Occupations Code or the Rules, denies that any breaches of contractual terms occurred, and on other grounds denies liability on all of the plaintiffs’ claims. Finally, the Company denies that the Hijar Lawsuit satisfies the requirements for class certification.
     Over the course of the Hijar Lawsuit, the parties have disputed the proper scope and substance of discovery. Each side has filed various motions to compel, motions for protection and/or to quash, motions for sanctions, motions to reconsider, and/or motions to lift sanctions. The trial court has signed several discovery orders against the Company, some of which were effectively vacated when the Company sought relief from the Texas Supreme Court and when, in response to that Court’s stay and request for briefing, the sole plaintiff at that time withdrew his requested discovery until summary judgment issues were decided the following year.
     Each side in the Hijar Lawsuit filed motions to summarily establish that its interpretation of the Rules was correct. The Company contends that the items at issue, which plaintiffs contend were not disclosed properly under the Rules, were not “cash advance items” that would have been required by the Federal Trade Commission (FTC) Funeral Rule and Texas counterpart to be disclosed in a certain way on invoices. The International Cemetery and Funeral Association, the Texas Funeral Directors Association, the National Funeral Directors Association, the National Funeral Directors and Morticians Association, Inc., the Texas Funeral Service Commission, and three industry competitors filed Amicus Curiae briefs during the course of the Hijar Lawsuit, asserting that their interpretation of the Rules was the same as the Company’s. Additionally, the FTC provided the Company with an informal staff opinion supporting the Company’s interpretation, which the Company provided to the trial court. Despite these authorities, the trial court granted and refused to reconsider its ruling on Hijar’s summary judgment motion, which summarily determined certain elements of liability based on a finding that the items at issue were “cash advance items.” This ruling allowed the plaintiffs to proceed to a certification hearing.
     The trial court entered an order certifying the class and two subclasses on April 15, 2005. On April 29, 2005, the trial court entered an order imposing sanctions against the Company and (i) finding that the Company breached its contracts by failing to disclose that funeral goods and services were purchased from third parties and resold to customers at higher prices, and by failing to disclose the amount of price mark-ups, and (ii) approving a damage calculation methodology proposed by the plaintiffs under which the damages would equal the difference between the costs to the Company of items of funeral goods and services purchased from third parties and the price at which they were resold to persons arranging funerals, minus any legally proper off-sets. On April 29, 2005, pursuant to section 51.014(a)(3) of the Texas Civil Practice and Remedies Code, the Company filed a notice of appeal regarding the trial court’s order certifying a class, and it appears from section 51.014(b) that this interlocutory appeal “also stays all other proceedings in the trial court pending resolution of that appeal.” The Company filed its appellants’ brief of the case with the El Paso Court of Appeals in October 2005.
     Concurrently with the filing of the Company’s appellate brief, the Company filed a petition for writ of mandamus in a separate original proceeding. The petition seeks mandamus relief from the trial court’s January and April 2005 sanction orders. The Company contends that the sanctions imposed by the trial court do not satisfy the applicable standards set forth under Texas case law, purport to change Texas law, misinterpret and misapply federal and Texas law, and were imposed on (among others) a non-party and a party to whom no discovery was ever sent. In addition, the Company contends that the April 2005 sanctions order constitutes an abuse of discretion because it was entered after the plaintiffs withdrew their request for additional discovery sanctions and during a stay on all proceedings under Texas Civil Practice and Remedies Code section 51.014(b). The Company moved to consolidate the record in the appeal and the mandamus, and to consolidate the appeal and the mandamus for hearing and decision. In October 2005, the El Paso Court of Appeals granted the motion in part, consolidating the record. The court of appeals also requested a response to the petition, with a due date of November 26, 2005. The court of appeals stated that it will consider the remainder of the consolidation request after the response is filed.
     On July 7, 2005, after the trial court entered its April 2005 certification and sanction orders, the FTC issued a letter advisory opinion regarding the lawful construction of the term “cash advance item” as used in the federal Funeral Rule. This opinion had been requested by a Texas legislator who had asked “whether a Texas trial court is correct in ruling that ‘all goods or services purchased from a third-party vendor, even though not included on the contract, are “cash advances”’ under the Funeral Rule.” The FTC expressly identified this “Texas trial court” as the trial court in the Hijar Lawsuit and specifically referenced the trial court’s summary judgment ruling. As stated in the letter, “The Commission believes that the court is incorrect in ruling that all goods or services purchased from a third-party vendor are cash advance items. This interpretation sweeps far too broadly, potentially bringing within its scope every component good or service that comprise a funeral. This was not and is not the Commission’s intention in the “cash advance” provisions of the Rule. In our opinion, the term ‘cash advance item’ in the Rule applies only to those items that the funeral provider represents expressly to be ‘cash advance items’ or represents by implication to be procured on behalf of a particular customer and provided to that customer at the same price the funeral provider paid for them.” The FTC set forth its analysis in the remainder of the letter. The Company has referenced the FTC letter opinion, among other authorities, in its briefing in the court of appeals.
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
     The Company has learned that a group of parties, including three represented by plaintiffs’ counsel in the Hijar Lawsuit and the Baudino Lawsuit, filed an original proceeding in the U.S. Circuit Court of Appeals challenging the July 7, 2005 FTC letter advisory opinion. The court in the Baundino Lawsuit has stayed the case pending the outcome of such challenge to the FTC letter advisory opinion. The Baudino Lawsuit is in its early stages and no discovery has been conducted.
     Funeral and Casket Antitrust Litigation: As previously reported, the Company is a defendant in Cause No 4:05-CV-03394; In re: Funeral Consumers Antitrust Litigation; In the United States District Court for the Southern District of Texas – Houston (Funeral Consumers Case). This is a purported class action on behalf of casket consumers throughout the United States. The plaintiffs allege that the Company and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.
     The Company is also a defendant in Cause No. 4:05-CV-03399; Pioneer Valley Casket, et al. v. Service Corporation International, et al.; In the United States District Court of Southern District of Texas – Houston Division. This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, this case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 and to present.
     Another class action lawsuit that makes the same allegations as the Funeral Consumers Case has been filed against the Company in the United States District Court for the Northern District of California-San Francisco Division. It is styled Cause No. C-05-3855; Ralph Lee Fancher v. Service Corporation International, et al. This lawsuit has been filed on behalf of all Tennessee consumers who purchased caskets from Batesville Casket Company, The York Group, Inc. and Aurora Casket Company. The parties have agreed to transfer this case to the United States District Court for the Southern District of Texas.
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
     In addition to the funeral and casket antitrust lawsuits, the Company has received a Civil Investigative Demand, dated August 4, 2005, from the Attorney General of Maryland on behalf of itself and other state attorneys general, who have commenced an investigation of alleged anticompetitive practices in the funeral industry. The Company has also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.
     The ultimate outcome of the litigation matters described above cannot be determined at this time. An adverse decision in one or more of such matters could have a material adverse effect on the Company, its financial condition, results of operation and cash flows. However, the Company intends to aggressively defend the lawsuits.

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
     A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
(Loss) income from continuing operations before cumulative effects of accounting changes (numerator):
(Loss) income from continuing operations before cumulative effects of accounting changes – basic	$(9,171)	$13,026	$32,838	$99,549
After tax interest on convertible debt	—	—	—	6,419

(Loss) income from continuing operations before cumulative effects of accounting changes – diluted	$(9,171)	$13,026	$32,838	$105,968

Net (loss) income (numerator):
Net (loss) income – basic	$(9,634)	$13,876	$(150,875)	$86,964
After tax interest on convertible debt	—	—	—	6,419

Net (loss) income – diluted	$(9,634)	$13,876	$(150,875)	$93,383

Shares (denominator):
Shares – basic	297,421	336,590	304,366	315,656
Stock options	—	3,588	4,341	4,143
Restricted stock	—	37	100	48
Convertible debt	—	—	—	29,047

Shares – diluted	297,421	340,215	308,807	348,894

(Loss) income from continuing operations per share before cumulative effects of accounting changes:
Basic	$(.03)	$.04	$.11	$.32
Diluted	$(.03)	$.04	$.11	$.30

Income from discontinued operations per share, net of tax:
Basic	$—	$—	$.01	$.11
Diluted	$—	$—	$.01	$.10

Cumulative effects of accounting changes per share, net of tax:
Basic	$—	$—	$(.62)	$(.15)
Diluted	$—	$—	$(.61)	$(.13)

Net (loss) income per share:
Basic	$(.03)	$.04	$(.50)	$.28
Diluted	$(.03)	$.04	$(.49)	$.27

     The computation of diluted (loss) earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such items would be antidilutive in the periods presented. Total options and convertible debt not currently included in the computation of dilutive (loss) earnings per share for the respective periods are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Antidilutive options	12,091	13,436	7,052	10,204
Antidilutive convertible debt	942	1,012	967	859

Total common stock equivalents excluded from computation	13,033	14,448	8,019	11,063

11. Stockholders’ Equity

Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income are as follows:

	Foreign	Minimum		Accumulated
	currency	pension	Unrealized	other
	translation	liability	gains and	comprehensive
	adjustment	adjustment	losses	(loss) income
Balance at December 31, 2004 (Restated – note 2)	$(38,349)	$—	$—	$(38,349)
Activity in 2005	6,056			6,056
Reduction in net unrealized gains associated with available-for-sale securities of the trusts			(74,654)	(74,654)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders			74,654	74,654
Reclassification for translation adjustment realized in net loss	101,588			101,588

Balance at September 30, 2005	$69,295	$—	$—	$69,295

Balance at December 31, 2003 (Restated – note 2)	$(78,113)	$(33,599)	$—	$(111,712)
Activity in 2004 (Restated – note 2)	23,639	33,599	—	57,238

Balance at September 30, 2004 (Restated – note 2)	$(54,474)	$—	$—	$(54,474)

     The reclassification adjustment of $101,588 during the nine months ended September 30, 2005 includes $71,770 related to the sale of the Company’s operations in Argentina and Uruguay and $29,818 related to the sale of its cemetery businesses in Chile. The foreign currency translation activity in the nine months ended September 30, 2004 relates to the sale of the Company’s operations in France.
     The components of Comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		note 2		note 2
Comprehensive income (loss):
Net (loss) income	$(9,634)	$13,876	$(150,875)	$86,964
Total other comprehensive income	43,771	16,972	107,644	57,238

Comprehensive income (loss)	$34,137	$30,848	$(43,231)	$144,202

Share Repurchase Program
On June 23, 2005, the Company announced an increase in its stock repurchase program authorizing the investment of an additional $100,000 to repurchase our common stock, for an aggregate authorized amount of $400,000. The Company, subject to market conditions and normal trading restrictions, makes purchases in the open market or through privately negotiated transactions. During the third quarter of 2005, the Company repurchased 170 shares of common stock at an aggregate cost of $1,412. The Company repurchased 26,914 shares of common stock at an aggregate cost of $191,221 during the nine months ended September 30, 2005. During the third quarter of 2004, the Company repurchased 5,612 shares of common stock at a cost of $34,812. From October 1 to

October 31, 2005, the Company repurchased 1,625 shares for a total cost of $13,344. As of October 31, 2005, the remaining dollar value of shares that may yet be purchased under the share repurchase program was approximately $85,178.
Cash Dividends
In the first quarter of 2005, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of $.025 per common share. In the second quarter of 2005, the Company paid a dividend totaling $7,729 recorded in Capital in Excess of Par Value in the consolidated balance sheet. In the third quarter of 2005, the Company paid an additional dividend totaling $7,455 and the Company’s Board of Directors approved another dividend totaling $7,457, payable in the fourth quarter of 2005.
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
     Gains and impairment (losses) on dispositions, net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
				(Restated)
				note 2
Gains on dispositions	$18,447	$1,022	$43,255	$59,436
Impairment losses on assets held for sale	(48,208)	(6,486)	(76,381)	(28,580)
Changes to previously estimated impairment losses	2,315	2,183	4,467	2,165

	$(27,446)	$(3,281)	$(28,659)	$33,021

Sale of Operations in Chile
In September 2005, the Company completed the sale of its cemetery operations in Chile for proceeds of approximately $105,752. The Company received net cash proceeds of $90,421 upon completion of the sale and expects to receive additional cash proceeds totaling CLP 8,200,226 or approximately $15,331 in 2006. In the third quarter of 2005, the Company recognized a pre-tax loss of $227 in (Loss) income from discontinued operations in its consolidated statement of operations as a result of this transaction. Included in this loss is a foreign currency gain of $142 on the expected cash proceeds.
Sales of Assets to StoneMor Partners LP
In November 2005, the Company sold 21 cemeteries and six funeral homes to StoneMor Partners LP for $12,748. As a result, the Company has classified these properties as held for sale in its September 2005 consolidated financial statements and has recorded an impairment loss of approximately $30,039, in its consolidated statement of operations for the three months ended September 30, 2005. The Company received $6,848 in cash and 280,952 StoneMor Limited Partner units, valued at $5,900, in November of 2005.
     Net assets held for sale related to this transaction at September 30, 2005 were as follows:

September 30, 2005
Assets:
Receivables, net of allowances	$5,889
Other current assets	7,070
Preneed funeral receivables and trust investments	1,146
Preneed cemetery receivables and trust investments	11,227
Cemetery property	20,372
Deferred charges and other assets	7,418
Cemetery perpetual care trust investments	9,611

Total assets	62,733

Liabilities:
Deferred preneed funeral revenues	1,069
Deferred preneed cemetery revenues	39,305
Non-controlling interest in perpetual care trusts	9,611

Total liabilities	49,985

Net assets held for sale	$12,748

Sale of Argentina and Uruguay Operations
During the second quarter of 2004, the Company recorded an impairment of its funeral and cemetery operations in Argentina totaling $15,189 in Loss from discontinued operations in its consolidated statement of operations. As a result of the sale of the Argentina and Uruguay businesses in the first quarter of 2005, the Company recorded a gain of $2,041 in Income from discontinued operations in the consolidated statement of operations for the twelve months ended December 31, 2004 associated with the revised estimated fair value. The new carrying amount reflected the fair value based on current market conditions less costs to sell. Additionally, the Company recognized a non-cash tax benefit of $49,236 in discontinued operations during the second quarter of 2004, which represents the reduction of a previously recorded valuation allowance. The Company also recognized an additional tax benefit of $2,629 in discontinued operations during the fourth quarter of 2004, which represents the revised estimated fair value and differences between book and tax basis. In the first quarter of 2005, the Company received proceeds of $21,597 related to the sale of the operations in Argentina and Uruguay.
Proceeds from Investment in United Kingdom Company
     During the second quarter of 2004, the Company received proceeds of $53,839 from the sale of its minority interest equity investment in the United Kingdom and the prepayment of its note receivable, with accrued interest, following a successful public offering transaction of its United Kingdom company. Associated with the disposition, the Company recognized income of $41,163, recorded in Gains and impairment (losses) on dispositions, net, in its second quarter 2004 consolidated statement of operations ($27,179 to adjust the carrying amount of its note receivable from its former United Kingdom company to its realizable value and $13,984 as a pretax gain as a result of the sale). This pretax gain was reduced by an accrual for the tax related indemnification liabilities of $8,000. In addition, the Company recognized interest income on the receivable in the amount of $4,478 and a foreign currency gain of $198 recorded in Other income, net in the consolidated statement of operations and recognized a non-cash tax benefit of $8,000 recorded in Gains and impairment (losses) on dispositions, net in the consolidated statement of operations. This pretax gain is attributable to the reduction of the tax related accrual upon the release of a contingency, which was accrued as an indemnification liability in the second quarter of 2004.

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
     Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representations and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2,400 in charges were applied to the indemnifications and related primarily to foreign taxes and legal expenses. The Company applied $772, $830, and $232 to the indemnifications during the first, second, and third quarters of 2005, respectively. Also, goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction.
     NEWCO completed refinancings in May 2005 and July 2005 in order to reduce its cost of debt. Included in this refinancing was the repayment of the note payable to the Company plus interest and the redemption of the Company’s investment in preferred equity certificates and convertible preferred equity certificates and associated interest, which were received in the original disposition. In the second quarter of 2005, the Company received $32,070 related to the note payable and preferred equity certificates with associated interest of $3,064. In the third quarter of 2005, the Company received additional proceeds of $7,604 on convertible preferred equity certificates. The Company’s investment in common stock and 25% voting interest remain unchanged following this transaction.
13. Discontinued Operations
The Company committed to a plan during the second quarter of 2004 to divest its existing funeral and cemetery operations in Argentina and Uruguay. During the first quarter of 2005, the Company disposed of its operations in Argentina and Uruguay. During the third quarter of 2005 the Company also disposed of its cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.
     The provision for income taxes in the three and nine months ended September 30, 2005 was negatively impacted by differences between book and tax bases related to the sale of the Company’s operations in Chile. The benefit for income taxes for the nine months ended September 30, 2004, includes a non-cash tax benefit of $49,236, which represents the reduction of a previously recorded valuation allowance related to the sale of the Company’s operations in Argentina.

     The results of the Company’s discontinued operations for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$5,187	$8,770	$22,891	$29,735
Impairment loss on dispositions	(227)	—	(227)	(15,189)
Other costs and expenses	(2,817)	(7,297)	(14,252)	(27,077)

Income (loss) from discontinued operations before income taxes	2,143	1,473	8,412	(12,531)
Provision (benefit) for income taxes	2,606	623	4,587	(47,502)

(Loss) income from discontinued operations	$(463)	$850	$3,825	$34,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
At September 30, 2005, we owned and operated 1,111 funeral service locations (1,093 in North America) and 380 cemeteries (all of which are in North America). We also had a 25% minority interest equity investment in our former funeral operations in France. We also own Kenyon International Emergency Services, a disaster response team that engages in mass fatality and emergency response services.
     Our funeral and cemetery operations are organized into a North America division covering the United States and Canada, and an Other Foreign division including operations in Germany and Singapore. In 2004, our Other Foreign division also included operations in France, which were sold in the first quarter of 2004. Results from our funeral and cemetery businesses in Argentina and Uruguay, which were sold in the first quarter of 2005, and our cemetery business in Chile, which was sold in the third quarter of 2005, are classfied as part of discontinued operations for all periods presented. For both the three and nine months ended September 30, 2005, our North America operations represented 99.3% of our consolidated revenues. For the three and nine months ended September 30, 2005, our North America operations represented 99.9% and 99.7%, respectively of our consolidated gross profits.
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
     Geographically diverse network. We operate businesses in North America in 41 states and seven Canadian provinces. We believe we are able to provide funeral services to more than 70% of the households in the United States. We believe this comprehensive national coverage enables us to be the only company in our industry to successfully implement a national branding strategy and to develop alliances with national strategic partners.

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
     Favorable demographics over the long term. According to the U.S. Census Bureau, the number of persons 65 years or older totaled 36 million in 2004. They represented 12.4% of the population, or about one in every eight Americans. The number of Americans aged 65 and older is expected to climb to approximately 16% of the total population by 2020, and to approximately 20% by 2030. Approximately 75% of all deaths in the United States are at ages 65 and older. We believe these demographic trends will provide a growing demand in the future for our services on both an atneed and preneed basis.
     Stable revenues and cash flows. Our core business can be described as stable, with relatively consistent revenue and cash flows on an annual basis. We believe our ability to consistently generate strong cash flows sets us apart from others in the industry. This stability is enhanced by a large backlog of future revenues associated with preneed funeral and cemetery sales. In North America, our backlog of preneed funeral and cemetery sales consists of more than $5 billion of revenues that will be recognized in future periods. These unfulfilled preneed funeral and cemetery contracts are primarily supported by investments in trust funds, which are included in our consolidated balance sheet or third party insurance policies, which are not included in our consolidated balance sheet.
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
     Increasing trend toward cremation. In North America, social trends (such as a mobile, less rooted society), changes in religious preferences, environmental issues, and cultural preferences are driving an increasing preference for cremation. We are the largest provider of cremation services in North America, where approximately 40% of the total funeral services we perform are cremation services. The mix of cremation in our business has been increasing approximately 100 to 150 basis points each year and we expect this trend to continue in the near term. Historically, cremation services have generated less revenue and gross profit dollars than traditional funeral services that involve burials. Additionally, the cremation consumer may choose not to purchase cemetery property or merchandise. Industry research has shown that most consumers choose cremation for reasons other than cost, which we believe provides us significant opportunities to better serve the cremation consumer.
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

Where We are Today
We have taken significant actions in recent years to improve our infrastructure and reduce overhead costs as further described below. In doing so, we believe we have now established a solid platform for future growth. We believe strategies centered on our national brand, Dignity Memorial®, and other revenue growth initiatives, such as a continued focus on cost management and gaining a better understanding of our customers, will provide the framework for sustainable growth over the longer term.
Improving the infrastructure. Historically, our infrastructure did not allow us to fully realize the inherent efficiencies of our business organization. As a result, we were unable to capitalize on all of the benefits of standardization, technology, and process improvement. Beginning in late 2002 and continuing through 2003, we moved to reduce fixed costs by reformulating our infrastructure. We redesigned our sales organization, improved business and financial processes, and outsourced certain of our accounting functions. In 2003 and continuing through 2004, we implemented a new information system in our field locations. In November 2003, we eliminated the dual management structures of sales and operations and replaced them with a single-line business management structure while also improving our corporate support system by establishing market support centers. In the second quarter of 2005, the Company announced its decision to outsource additional accounting functions.
Promoting the brand. We have implemented the first national brand in the funeral service industry. This brand is called Dignity Memorial®. We believe that a national brand name will provide us access to new customers over the long term given the increasingly mobile nature of families in North America. Internally, we are focused on ensuring that we have consistency in service standards and processes across our network of businesses.
     We market the brand nationally through a multi-faceted advertising campaign that focuses on the distinct benefits and values that set Dignity Memorial® apart from other providers. Through our national brand we are also the sponsor of several nationally recognized community programs.
     Most importantly, a national brand requires us to focus on instilling a culture of discipline throughout the Company and ensuring that we have consistency amongst service standards and processes throughout our network of businesses.
Employee development. We have developed a comprehensive education strategy throughout an online campus format called Dignity University™. Dignity University™ features job-focused curriculum for positions within SCI. Upon completion of coursework, participants are required to pass examinations to obtain certification in their individual jobs. Dignity University™ utilizes a combination of traditional classroom, web-based, virtual classroom and on-the-job training for the approximate 18,000 individuals that we employ in North America.
Contemporary offerings and marketing strategies. Through our Dignity Memorial® brand we are developing more contemporary and comprehensive products and services that we believe will help the consumer create a personal experience as well as help them with the administrative and legal challenges that occur when a loved one dies. Some of the exclusive items offered through Dignity Memorial® providers include special rates on airfare, car rentals and hotel accommodations; grief counseling services; a legal services membership; internet memorial archive capabilities through Making Everlasting Memories®, or MeM® (www.mem.com); and the Aftercare® Planner — a comprehensive organization system that helps families manage the many financial details that arise after a death occurs. Importantly, these products and services appeal to both burial and cremation consumers.
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
     In conjunction with these new offerings, we have improved our funeral home merchandising strategies to place less emphasis on traditional funeral merchandise and more focus on the comprehensive product and service offerings unique to Dignity Memorial® providers. In late 2004, we began to roll-out enhanced merchandise displays and other presentation models in our funeral homes that offer personalization options. In addition, funeral personnel at each of these locations have completed a comprehensive training and certification program to ensure their effectiveness and optimal customer satisfaction.
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
The Path to Growth
Customer satisfaction. We have recently partnered with J.D. Power and Associates, one of the world’s premier marketing firms specializing in customer satisfaction, to assist us with better understanding and measuring feedback from our consumers. We launched new customer surveys in March 2005. Our new survey to client families utilizes a combined approach – measuring satisfaction and loyalty and the relationship between the two.
Developing access to new customers. We believe that we have opportunities to grow market share due to our size and geographic diversity. We believe that better understanding our customers will increase market share over the long term. Our strategy to deliver profitable growth will be based on three platforms as described below.
Approach the business by customer segment. We are beginning to develop an operating strategy that will segment our customers and locations utilizing a needs-based approach. Today, we serve all customers the same regardless of their wants and needs. As we identify customer segments based on needs, we will develop pricing and product and marketing strategies tailored to these segments. Customer segmentation will allow us to focus on increasing our penetration in the most attractive segments, including those growing segments of the population.
Leverage our scale and drive operating discipline. We believe we can benefit from more centralization and standardization to take advantage of our scale. We will develop operating standards in the areas of location staffing, central care, maintenance and business planning. We will align our pricing and preneed strategies with customer segments and centralize and simplify our pricing process. We intend to continue to capitalize on our nationwide network of properties by pursuing affinity relationships and opportunities to more fully utilize our purchasing power.
Manage the footprint. We will position our businesses to support our customer strategy while continually monitoring the market and competitive dynamics. We will target expansion through acquisition or construction in the highest return segments. We will also use our customer segmentation model to prioritize our capital spending to ensure facilities meet customers’ expectations.
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

Deferred Selling Costs
Effective January 1, 2005, we changed our method of accounting for direct selling costs related to the acquisition of preneed funeral and preneed cemetery contracts. Prior to this change, we capitalized such direct selling costs and amortized these deferred selling costs in proportion to the revenue recognized. Under the new method of accounting, we expense these direct selling costs as incurred. We believe the new method is preferable because it better reflects the economics of our business.
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
     As of January 1, 2005, we recorded a charge to the cumulative effect of an accounting change of $187.5 million, net of tax of $117.4 million. This amount represents the cumulative balance of deferred selling costs recorded on our consolidated balance sheet in Deferred charges and other assets at the time of the accounting change. If we had not changed our method of accounting for direct selling costs as described above, net income for the three months ended September 30, 2005 would have been approximately $3.6 million, or $.01 per basic and diluted share higher than currently reported. If we had not changed our method of accounting for direct selling costs as described above, net income for the nine months ended September 30, 2005 would have been approximately $8.5 million, or $.03 per basic and diluted share higher than currently reported.
     The three and nine months ended September 30, 2004 pro forma amounts in the table below reflect the new policy to expense selling costs as incurred. The effect of the change for the three and nine months ended September 30, 2004 would have decreased net income from continuing operations before cumulative effects of accounting changes by approximately $3.1 million and $10.0 million, or $.01 and $.03 per diluted share, respectively.

	Three months ended September 30, 2004			Nine months ended September 30, 2004
		Deferred			Deferred
		Selling			Selling
		Costs,			Costs,
	Historical	net (1)	Pro forma	Historical	net (1)	Pro forma
	(Restated)		(Restated)	(Restated)		(Restated)
	note 2		note 2	note 2		note 2
Gross profits:
Funeral	$44.7	$(0.9)	$43.8	$181.6	$(3.6)	$178.0
Cemetery	23.6	(4.1)	19.5	72.7	(12.7)	60.0

	68.3	(5.0)	63.3	254.3	(16.3)	238.0
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$17.4	$(5.0)	$12.4	$92.4	$(16.3)	$76.1
Net income (loss)	$13.9	$(3.1)	$10.8	$87.0	$(10.0)	$77.0

Amounts per common share:
Net income (loss) – basic	$.04	$(.01)	$.03	$.28	$(.04)	$.24
Net income (loss) – diluted	$.04	$(.01)	$.03	$.27	$(.03)	$.24

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.
Other-Than-Temporary Impairments
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP supersedes EITF Issued No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than- temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary analysis conducted in periods beginning after September 15, 2005. We have adopted the provisions of FSP FAS 115-1 and as of the date of adoption, this statement has had no material impact on our consolidated financial statements, results of operations, financial position, or cash flows.
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
     We record cash received from customers that is payable to the trusts but not yet required to be deposited in the trusts as restricted cash in Deferred charges and other assets in our consolidated balance sheet. At September 30, 2005 and December 31, 2004, these pending deposits totaled $10.7 million and $11.2 million, respectively. We continue to account for amounts received from customers prior to delivery of merchandise or services that are not required to be deposited in merchandise and service trusts as deferred revenue.

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
Results of Operations – Three Months Ended September 30, 2005 and 2004
At December 31, 2004, we restated our results for the first three interim periods of 2004. Subsequently, we have restated herein our condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended September 30, 2004. For details relating to these restatements, see note two to the consolidated financial statements in Item 1 of this Form 10-Q. Effective January 1, 2005, we changed our accounting for preneed selling costs. For details surrounding this accounting change, see note four to the consolidated financial statements in Item 1 of this Form 10-Q.
     In the following discussion of results of operations, certain prior period amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial position or cash flows.
     Our net loss for the three months ended September 30, 2005, was $9.6 million or $.03 per diluted share compared to net income of $13.9 million or $.04 per diluted share in the same period of 2004.
     Net (loss) income in the periods presented was affected by the following items, which are presented here on an after-tax basis:
     Three Months Ended September30, 2005:
•	Net losses on dispositions of $20.2 million or $.07 per diluted share.

•	Loss of $0.5 million or less than $.01 per diluted share from discontinued operations.
     Three Months Ended September 30, 2004:
•	Net loss on dispositions of $1.8 million or less than $.01 per diluted share

•	Expenses of $5.2 million or $.02 per diluted share related to outstanding litigation matters.

•	Income of $0.9 million or less than $.01 per diluted share from discontinued operations.

     The consolidated effective tax rate in the third quarter of 2005 was a benefit of 11.0% compared to a provision of 25.0% in the third quarter of 2004.
     The tax benefit in 2005 was negatively impacted by increases in tax expense resulting from permanent differences between book and tax bases of North America asset dispositions.
     The diluted weighted average number of shares decreased to 297.4 million at September 30, 2005 compared to 340.2 million at September 30, 2004. This decrease is mainly due to our share repurchase program which began in the third quarter of 2004.
Consolidated Funeral Results
Funeral revenue in the three months ended September 30, 2005 decreased $4.0 million from the same period in 2004. North America funeral revenue decreased $3.4 million primarily as a result of a decrease in atneed revenues, partially offset by a $5.2 million increase in revenue from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenue was higher in the third quarter of 2005 than in the third quarter of 2004 primarily due to its involvement with the incidents in Greece and Louisiana.
     Funeral gross profit decreased $9.2 million in the three months ended September 30, 2005 compared to the same period in 2004. North America funeral gross profit decreased $8.7 million during the third quarter of 2005. Our change in accounting related to deferred selling costs contributed approximately $0.9 million to our decline in gross profit. Additionally, gross profit was negatively impacted by the decrease in revenues described above and an inflationary increase in the cost of merchandise, an increase in vehicle and utility costs, which were impacted by rising fuel prices; and higher salaries and fringes due to inflationary increases and higher health and pension costs. Partially offsetting these items was an increase of approximately $2.9 million of gross profit related to Kenyon.
Consolidated Cemetery Results
Cemetery revenue increased $13.2 million in the three months ended September 30, 2005 compared to the same period of 2004. North America cemetery revenue increased $13.6 million primarily as a result of higher preneed and atneed sales production combined with an increase in legacy revenues associated with constructed cemetery property. Cemetery gross profit decreased $0.8 million in the three months ended September 30, 2005 compared to the same period of 2004. Our increase in revenues described above was partially offset by our change in accounting related to deferred selling costs which contributed approximately $4.1 million to our decline in gross profit. Additionally, gross profit was negatively impacted by inflationary increases in the cost of merchandise and higher fringe expenses, primarily health care and pension costs.
General and Administrative Expenses
General and administrative expenses were $19.8 million in the three months ended September 30, 2005 compared to $25.3 million in the same period of 2004.
-	In the third quarter of 2004, we recognized $8.3 million in expense associated with the settlement of outstanding litigation matters.

-	However, we have incurred significantly higher professional fees associated with Sarbanes-Oxley compliance and external audit fees. During 2005, we have spent a significant amount of money to improve internal controls to comply with Section 404 of the Sarbanes Oxley Act. We believe that these improvements will continue to help increase the effectiveness of the organization.
Gains and Impairment (Losses) on Dispositions, Net
Gains and impairment (losses) on dispositions, net was a net pretax loss of $27.4 million in the third quarter of 2005 compared to a net pretax loss of $3.3 million in the same period of 2004. The net pretax losses in the third quarter of 2005 and 2004 are primarily associated with losses associated with underperforming funeral and cemetery businesses in North America that were divested or planned to be divested in the short term.

Interest Expense
Interest expense was $0.8 million lower in the third quarter of 2005 compared to the third quarter of 2004 primarily due to declines in debt during 2005 and 2004.
Other Income, Net
Other income increased $0.2 million in the third quarter of 2005 compared to the same period of 2004. The components of other income for the periods presented were as follows:
-	Interest income on notes receivable and commercial paper was $3.3 million and $1.1 million in the third quarter of 2005 and 2004, respectively.

-	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $1.5 million in the third quarter of 2005 compared to $1.6 million in the third quarter of 2004.

-	Surety bond premium costs were $1.0 million in the third quarter of 2005 compared to $1.1 million in the third quarter of 2004.

-	The remaining income of $0.7 million in the third quarter of 2005 and $2.7 million in the third quarter of 2004 is primarily related to net gains and losses from foreign currency transactions, respectively.
Comparable Results of Operations – Three Months Ended September 30, 2005 and 2004
The table below reconciles our actual results to our comparable or “same store” results for the quarters ended September 30, 2005 and 2004. We regard “same store” results of operations as analogous to our comparable results of operations. We consider comparable operations as operations that were not acquired or constructed after January 1, 2004 or divested prior to September 30, 2005. Therefore, in the following two periods presented, we are providing results of operations for the same funeral and cemetery locations. Comparable results are a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it provides a consistent basis for comparison between periods and better reflects the performance of our core operations.

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
Three months ended September 30, 2005
North America
Funeral revenue	$259,875	$895	$1,484	$257,496
Cemetery revenue	143,704	485	366	142,853

	403,579	1,380	1,850	400,349

Other foreign
Funeral revenue	2,790	—	—	2,790
Cemetery revenue	—	—	—	—

	2,790	—	—	2,790
Total revenue	$406,369	$1,380	$1,850	$403,139

North America
Funeral gross profit	$35,479	$86	$(1,043)	$36,436
Cemetery gross profit	22,731	379	(466)	22,818

	58,210	465	(1,509)	59,254

Other foreign
Funeral gross profit	65	—	—	65
Cemetery gross profit	—	—	—	—

	65	—	—	65

Total gross profit	$58,275	$465	$(1,509)	$59,319

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
	(Restated)			(Restated)
Three months ended September 30, 2004
North America
Funeral revenue	$263,289	$102	$10,951	$252,236
Cemetery revenue	130,143	—	2,507	127,636

	393,432	102	13,458	379,872

Other foreign
Funeral revenue	3,415	—	—	3,415
Cemetery revenue	339	—	339	—

	3,754	—	339	3,415

Total revenue	$397,186	$102	$13,797	$383,287

North America
Funeral gross profit	$44,138	$(4)	$393	$43,749
Cemetery gross profit	23,522	—	(326)	23,848

	67,660	(4)	67	67,597

Other foreign
Funeral gross profit	578	—	—	578
Cemetery gross profit	57	—	57	—

	635	—	57	578

Total gross profit	$68,295	$(4)	$124	$68,175

     The following table provides the components to calculate our comparable average revenue per funeral service in North America for the three months ended September 30, 2005 and 2004. We calculate average revenue per funeral service as adjusted comparable North America funeral revenue divided by the comparable number of funeral services performed in North America during the applicable period. In the calculation of average revenue per funeral service, General Agency (GA) revenue and Kenyon International Emergency Services (Kenyon) revenue are excluded from comparable North America funeral revenue to avoid distorting our averages of normal funeral case volume.

(Dollars in thousands, except average revenue per funeral service)	2005	2004
		(Restated)
Comparable North America funeral revenue	$257,496	$252,236
Less: GA Revenue (1)	6,937	7,025
Kenyon revenue (2)	5,614	457

Adjusted Comparable North America funeral revenue	244,945	244,754
Comparable North America funeral services performed	56,519	56,494
North America average revenue per funeral service	$4,334	$4,332

(1)	General Agency revenue is the commission we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenue and gross profit associated with Kenyon are subject to significant variation due to the nature of their operations.

Comparable North America Funeral
Comparable North America funeral revenue in the third quarter of 2005 increased $5.3 million or 2.1% from the same period in 2004 primarily due to a $5.2 million increase in revenue from Kenyon and increases in funeral volume.
     The number of funeral services performed and the comparable average revenue per funeral service were relatively flat in the third quarter of 2005 compared to the same period in 2004. Average revenue per funeral service fell below expectations during the third quarter of 2005 primarily as a result of higher than expected discounts to consumers at the local level and a higher than expected mix of cremation consumers during the third quarter of 2005. Of the total comparable funeral services performed in the third quarter of 2005, 40.9% were cremation services versus 39.5% in the same period of 2004.
     Comparable North America funeral gross profit decreased $7.3 million or 16.7% in the third quarter of 2005 compared to the same period of 2004. Our change in accounting related to deferred selling costs contributed approximately $0.9 million to our decline in gross profit. Additionally, gross profit was negatively impacted by inflationary increases in the cost of merchandise; an increase in vehicle and utility costs, which were impacted by rising fuel prices; and higher salaries and fringes due to inflationary increases and higher health and pension costs. Partially offsetting the decrease in gross profit was an increase in Kenyon gross profit of $2.9 million. Prior to 2005, we deferred and amortized preneed funeral direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed funeral preneed selling costs as incurred in 2004, funeral gross profit in the third quarter of 2004 would have been reduced by approximately $0.9 million.
Comparable North America Cemetery
Comparable North America cemetery revenue increased $15.2 million or 11.9% to $142.9 million in the third quarter of 2005 compared to the same period of 2004. This increase is primarily a result of increased preneed and atneed sales production combined with an increase in legacy revenues associated with constructed cemetery property.
     Comparable North America cemetery gross profit decreased 4.3% or $1.0 million in the three months ended September 30, 2005 compared to the same period in 2004. The increase in revenues described above was offset by our change in accounting related to deferred selling costs of approximately $4.1 million. Additionally, gross profit was negatively impacted by inflationary increases in the cost of merchandise, higher maintenance expenses, and higher fringe expenses, primarily health and pension costs. Prior to 2005, we deferred and amortized preneed cemetery direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed cemetery preneed selling costs as incurred in 2004, cemetery gross profit in the third quarter of 2004 would have been reduced by approximately $4.1 million.
Results of Operations – Nine Months Ended September 30, 2005 and 2004
At December 31, 2004, we restated results for the first three interim periods of 2004. Subsequently, we have restated herein our condensed consolidated statement of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2004. For details relating to this restatement, see note two to the consolidated financial statements in Item 1 of this Form 10-Q. Effective January 1, 2005, we changed our accounting for preneed selling costs. For details surrounding this accounting change, see note four to the consolidated financial statements in Item 1 of this Form 10-Q.
     In the following discussion of results of operations, certain prior period amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial position or cash flows.
     Net loss for the nine months ended September 30, 2005, was $150.9 million or $.49 per diluted share compared to net income of $87.0 million or $.27 per diluted share in the same period of 2004. Our former funeral operations in France (which were sold in March 2004) contributed $8.1 million or $.02 of earnings per diluted share in the first nine months of 2004.
     Net (loss) income in the periods presented was affected by the following items, which are presented here on an after-tax basis:

Nine Months Ended September 30, 2005:
•	A charge of $187.5 million or $.61 per diluted share for the cumulative effect of the change in accounting related to preneed selling expenses.
•	Net loss on early extinguishment of debt of $9.3 million or $.03 per diluted share primarily related to the tender offer of our 7.20% notes originally due 2006 and our 6.875% notes originally due 2007.
•	Net losses on dispositions of $23.7 million or $.07 per diluted share.
•	Income of $3.8 million or $.01 per diluted share from discontinued operations.
Nine Months Ended September 30, 2004:
•	Net gain on dispositions of $58.5 million or $.17 per diluted share (including tax benefits realized from the disposition of our French operations and a minority interest in our former United Kingdom company).
•	A charge of $47.6 million or $.13 per diluted share for the cumulative effect of accounting changes related to the implementation of FIN 46R and changes in pension accounting.
•	Net earnings of $35.0 million or $.10 per diluted share from discontinued operations. This includes a non-cash tax benefit of $49.2 million.
•	Expense of $30.6 million or $.09 per diluted share related to outstanding litigation matters.
•	Loss on the early extinguishment of debt of $10.5 million or $.03 per diluted share primarily related to the tender offer of our notes originally due in 2005 and the redemption of our convertible notes originally due in 2008.
•	Interest income on a note receivable from our former United Kingdom company of $2.7 million, or $.01 per diluted share.
•	Foreign currency transactional loss of $2.3 million or $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.
     The consolidated effective tax rate in the first nine months of 2005 was a provision of 43.7% compared to a benefit of 7.8% in the same period of 2004. The tax rate in the first nine months of 2005 was negatively impacted by permanent differences between book and tax bases of North American asset dispositions. The tax rate in the first nine months of 2004 was favorably impacted by non-cash tax benefits realized from the disposition of our funeral operations in France and the United Kingdom. The tax benefits from dispositions result from differences between book and tax bases and the reversal of tax liabilities that were subsequently recorded as warranty indemnification liabilities.
     The diluted weighted average number of shares decreased to 308.8 million at September 30, 2005 compared to 348.9 million at September 30, 2004. This decrease is mainly due to the conversion of our convertible senior notes in June of 2004 and our share repurchase program which began in the third quarter of 2004.
Consolidated Funeral Results
Funeral revenue in the nine months ended September 30, 2005 declined $114.1 million from the same period of 2004 primarily due to a decline of $127.3 million in revenue associated with our funeral operations in France, which were sold on March 11, 2004. North America funeral revenue increased $13.4 million primarily as a result of a $16.0 million increase in revenues from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenue was higher in the first nine months of 2005 than in the first nine months of 2004 primarily due to its involvement with incidents in Asia, Greece, and Louisiana. The increase in Kenyon revenues were slightly offset by a decrease in general agency revenues during the first nine months of 2005.

     Funeral gross profit decreased $16.3 million in the nine months ended September 30, 2005 compared to the same period in 2004 primarily as a result of an $11.6 million decline in gross profit related to our former operations in France, which were sold in March 2004. North America funeral gross profit decreased $4.0 million. Our change in accounting related to deferred selling costs reduced pretax earnings in the first nine months of 2005 by approximately $3.6 million. Additionally, gross profit was negatively impacted by an inflationary increase in the cost of merchandise, higher salary and fringe expenses (primarily health care and pension costs), and increases related to our trust reconciliation project and increased Sarbanes-Oxley expenses. These decreases in profit were partially offset by an increase in gross profit related to Kenyon.
Consolidated Cemetery Results
Cemetery revenue decreased $4.9 million in the nine months ended September 30, 2005 compared to the same period of 2004. North America cemetery revenue decreased $4.1 million primarily as a result of a decrease in interest earned on trade receivables. Cemetery gross profit decreased $10.1 million in the nine months ended September 30, 2005 compared to the same period of 2004, primarily as result of the decreases in revenue described above and our change in accounting related to deferred selling costs, which reduced pretax earnings in the first nine months of 2005 by approximately $12.7 million.
General and Administrative Expense
General and administrative expenses were $62.0 million in the nine months ended September 30, 2005 compared to $100.3 million in the same period of 2004.
-	In the first nine months of 2004, we recognized $48.3 million in expense associated with the settlement of outstanding litigation matters including $35.0 million related to the securities class action lawsuit.
-	However, in 2005 we incurred significant increases in general and administrative expenses related to increased professional fees associated with Sarbanes-Oxley compliance, external audit fees, and costs associated with our funeral and cemetery verification projects.
Gains and Impairment (Losses) on Dispositions, Net
Gains and impairment (losses) on dispositions, net was a pretax loss of $28.7 million in the first nine months of 2005 compared to a pretax gain of $33.0 million in the same period of 2004. The net pretax loss in 2005 is primarily associated with the disposition of underperforming funeral and cemetery businesses in North America partially offset by the release of an indemnification liability related to the sale of our operations in the United Kingdom and various gains in disposition of real estate in North America. The 2004 net pretax gain includes a gain on the sale of our equity and debt holding in the United Kingdom and a gain with the sale of our funeral operations in France partially offset by net losses associated with various dispositions in North America.
Interest Expense
Interest expense was $14.8 million lower in the first nine months of 2005 compared to the same period of 2004 primarily due to the reduction of debt during 2005 and 2004.
Other Income, Net
Other income decreased $1.5 million in the first nine months of 2005 compared to the same period of 2004. The components of other income for the period presented were as follows:
-	Interest income was $11.2 million and $9.6 million in the first nine months of 2005 and 2004, respectively. Included in 2005 was $1.9 million of interest income on preferred equity certificates and convertible preferred equity certificates from our former funeral operations in France. The first nine months of 2004 included the receipt of $4.5 million of interest income related to a note receivable collected from our former United Kingdom company.

-	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $4.7 million in 2005 compared to $4.9 million in 2004.

-	Surety bond premium costs were $3.0 million in 2005 compared to $3.4 million in 2004.

-	The remaining expense of $1.1 million in 2005 and income of $2.2 million in 2004 is primarily related to net losses from foreign currency transactions.
Comparable Results of Operations – Nine Months Ended September 30, 2005 and 2004
The table below reconciles our actual results to our comparable or “same store” results for the nine months ended September 30, 2005 and 2004. We regard “same store” results of operations as analogous to our comparable results of operations. We consider comparable operations as operations that were not acquired or constructed after January 1, 2004 or divested prior to September 30, 2005. Therefore, in the following two periods presented, we are providing results of operations for the same funeral and cemetery locations. Comparable results are a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it provides a consistent basis for comparison between periods and better reflects the performance of our core operations.

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
Nine months ended September 30, 2005
North America
Funeral revenue	$857,834	$2,535	$16,672	$838,627
Cemetery revenue	418,866	485	2,787	415,594

	1,276,700	3,020	19,459	1,254,221

Other foreign
Funeral revenue	8,739	—	—	8,739
Cemetery revenue	82	—	82	—

	8,821	—	82	8,739

Total revenue	$1,285,521	$3,020	$19,541	$1,262,960

North America
Funeral gross profit	$164,414	$153	$873	$163,388
Cemetery gross profit	62,642	141	(888)	63,389

	227,056	294	(15)	226,777

Other foreign
Funeral gross profit	829	—	—	829
Cemetery gross profit	(40)	—	(40)	—

	789	—	(40)	829

Total gross profit	$227,845	$294	$(55)	$227,606

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
	(Restated)			(Restated)
Nine months ended September 30, 2004
North America
Funeral revenue	$844,405	$119	$38,680	$805,606
Cemetery revenue	422,986	—	8,180	414,806

	1,267,391	119	46,860	1,220,412

Other foreign
Funeral revenue	136,311	—	127,282	9,029
Cemetery revenue	895	—	895	—

	137,206	—	128,177	9,029

Total revenue	$1,404,597	$119	$175,037	$1,229,441

North America
Funeral gross profit	$168,426	$(144)	$2,604	$165,966
Cemetery gross profit	72,658	—	(249)	72,907

	241,084	(144)	2,355	238,873

Other foreign
Funeral gross profit	13,158	—	11,572	1,586
Cemetery gross profit	71	—	71	—

	13,229	—	11,643	1,586

Total gross profit	$254,313	$(144)	$13,998	$240,459

     The following table provides the components to calculate our comparable average revenue per funeral service in North America for the nine months ended September 30, 2005 and 2004. We calculate average revenue per funeral service as adjusted comparable North America funeral revenue divided by the comparable number of funeral services performed in North America during the applicable period. In the calculation of average revenue per funeral service, General Agency revenue and Kenyon revenue are excluded from comparable North America funeral revenue to avoid distorting our averages of normal funeral case volume.

(Dollars in thousands, except average revenue per funeral service)	2005	2004
		(Restated)
Comparable North America funeral revenue	$838,627	$805,606
Less: GA Revenue (1)	20,925	22,680
Kenyon revenue (2)	19,044	3,013

Adjusted Comparable North America funeral revenue	798,658	779,913
Comparable North America funeral services performed	183,849	182,075
North America average revenue per funeral service	$4,344	$4,283

(1)	General Agency revenue is the commission we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenue and gross profit associated with Kenyon are subject to significant variation due to the nature of their operations.

Comparable North America Funeral
Comparable North America funeral revenue in the first nine months of 2005 increased $33.0 million or 4.1% from the same period in 2004 primarily due to increases in funeral volume and average revenue per funeral service and a $16.0 million increase in revenue from Kenyon, partially offset by a decline in GA revenue.
     The number of funeral services performed increased 1.0% in the first nine months of 2005 compared to the same period in 2004. The comparable average revenue per funeral service increased 1.4% in the nine months ended September 30, 2005 compared to the same period of 2004. We have generated increases in the average revenue per funeral despite an increase in the rate of cremation. Of the total comparable funeral services performed in the first nine months of 2005, 40.4% were cremation services versus 39.3% in the same period of 2004.
     Comparable North America funeral gross profit decreased $2.6 million or 1.6% in the first nine months of 2005 compared to the same period of 2004. The increase in revenue described above was offset by our change in accounting for deferred selling costs of approximately $3.6 million. Also, negatively impacting gross profit were inflationary increases in merchandise costs, an increase in group health and pension costs, and an increase related to our trust reconciliation projects and higher Sarbanes-Oxley costs. Kenyon contributed an increase to gross profits of approximately $2.6 million for the first nine months of 2005. Prior to 2005, we deferred and amortized preneed funeral direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed funeral preneed selling costs as incurred in 2004, funeral gross profit in the first nine months of 2004 would have been reduced by approximately $3.6 million.
Comparable North America Cemetery
Comparable North America cemetery revenue improved $0.8 million or 0.2% to $415.6 million in the nine months ended September 30, 2005 compared to the same period of 2004. This increase is primarily a result of improvements in operating atneed revenues and trust fund income, partially offset by a decline in interest on trade receivables.
     Comparable North America cemetery gross profit decreased 13.1% or $9.5 million in the nine months ended September 30, 2005 compared to the same period in 2004. Cemetery gross profit was negatively impacted by $12.7 million related to our change in accounting for preneed cemetery direct selling costs. Additionally, gross profit was negatively impacted by inflationary increases in the cost of merchandise, higher salary and fringe expenses (primarily health care and pension costs), increases in vehicle and utility costs driven by higher fuel prices, and an increase in auto lease expense driven by higher variable interest rates. Prior to 2005, we deferred and amortized preneed cemetery direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed cemetery preneed selling costs as incurred in 2004, cemetery gross profit in the first nine months of 2004 would have been reduced by $12.7 million.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary financial objectives are to capitalize on our financial flexibility and to continue generating strong operating cash flows. We believe that we are financially sound and have liquidity to consider opportunities to deploy capital and strategic acquisitions at reasonable market values. During the first nine months of 2005, we continued to invest in our share repurchase program and paid our first quarterly dividend since 1999. Our current credit ratings of “BB” with Standard and Poor’s (S&P) and “Ba3” with Moody’s Investors Service (Moody’s) provide us with adequate access to obtain funds at a reasonable cost, if necessary. Our financial position continues to improve as demonstrated by the following trend in our cash and debt balances:

	September 30,	December 31,
(In millions)	2005	2004	2003	2002
Total debt	$1,260.8	$1,254.0	$1,701.9	$1,974.4
Cash and cash equivalents	492.1	287.8	239.4	200.6

Total debt less cash and cash equivalents	$768.7	$966.2	$1,462.5	$1,773.8

     Total debt less cash and cash equivalents at September 30, 2005 was $768.7 million. Total debt has been reduced by $713.6 million or 36% since December 31, 2002. This reduction is a result of strong operating cash flows, which included the receipt of tax refunds of approximately $130 million and a successful asset divestiture and joint venture program that produced over $750 million of net cash proceeds.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the first nine months of 2005 compared to the same period of 2004 are as follows:
     Operating Activities — Cash flows from operations in the first nine months of 2005 increased by $89.0 million compared to the same period of 2004. The first nine months of 2005 included a $29.0 million unusual tax refund. Included in the first nine months of 2004 was a $20.0 million voluntary cash contribution to our pension plan, the payment of $11.4 million to retire life insurance policy loans, and $18.3 million in operating cash flows provided by our French operations for the period January 1, 2004 through March 11, 2004. Excluding these items in both periods, cash flows from operations increased $46.9 million or 25.7%. Cash flows from operating activities that exclude the items above are a non-GAAP financial measure; however, we believe this non-GAAP measure is useful to investors as it better reflects the performance of our core operations, as it is not influenced by non-recurring items.
     Positively affecting cash flow from operations in the first nine months of 2005 compared to the first nine months of 2004 was an approximate $32.0 million decrease in payroll and bonus payments due primarily to an additional pay period in the prior year, $15.8 million more in net trust fund withdrawals over the prior period, a $14.4 million decrease in cash interest paid due to debt reductions, and a $2.0 million decrease in payments related to restructuring charges. Cash receipts from Kenyon increased $10.4 million (offset by a $13.4 million increase in Kenyon expenses) in the first nine months of 2005 compared to the same period in 2004 due to its involvement with the incidents in Asia, Greece and Louisiana. Other improvements in cash flows from operating activities resulting from our working capital initiatives were offset by cash outflows of $12.0 million associated with the Company funding employee matches to our 401(k) plan using cash in 2005 and a $10.1 million increase in cash outflows to improve internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act.
     Investing Activities — Cash flows from investing activities in the first three quarters of 2005 increased by $28.6 million compared to the same period of 2004 primarily due to a $134.8 million favorable change in restricted cash, a $51.7 million payment of a purchase obligation in 2004, $39.7 million in distributions from our equity investment in France in 2005, and $27.8 million in increased proceeds from our North America divestiture program partially offset by a decrease in proceeds of $218.8 million from sales of international businesses.
     In the first nine months of 2005, we received $90.4 million from the disposition of our cemetery operations in Chile, $42.7 million related to the collection of our note receivable and the redemption of preferred equity certificates related to our equity investment in our former French operations (of which $39.7 million is reported as an investing activity), and $21.6 million from the disposition of our Argentina and Uruguay businesses. In the nine months ended September 30, 2004, we received $330.8 million from the disposition of our French and United Kingdom operations. For additional information related to these disposition activities, see note twelve to the consolidated financial statements in Item 1 of this Form 10-Q.
     Net withdrawals of restricted funds and other increased from a use of $120.9 million in 2004 to a source of $13.9 million in 2005, providing a $134.8 million net source of cash in the first nine months of 2005 compared to the same period of 2004. This favorable change was primarily attributable to a $135.0 million deposit into escrow in 2004 related to the settlement of certain legal matters and a $9.2 million return of cash collateral in 2005 previously pledged in connection with various commercial commitments.
     Capital expenditures increased $4.7 million in the first three quarters of 2005 compared to the same period of 2004. Capital expenditures in North America increased $7.4 million due to additional spending on existing facilities, including the renovation of our corporate headquarters as well as new growth initiatives primarily related to cemetery development construction. Capital expenditures in 2004 included $2.8 million associated with our French operations that were sold in March of 2004.

     Financing Activities — Cash used for financing activities decreased by $7.3 million in the first nine months of 2005 compared to the same period in 2004 primarily due to a $116.7 million decrease in scheduled debt payments, a $50.2 million increase in proceeds from issuance of debt, and a $13.7 million decrease in payments for the early extinguishment of debt. These cash outflows were partially offset by an increase in the repurchase of Company stock totaling $156.4 million and the payment of $15.2 million in dividends in the first nine months of 2005.
     As of June 8, 2005, we completed our previously authorized $300 million share repurchase program. In late June 2005, we expanded our share repurchase program by an additional $100 million. As of November 5, 2005, we have repurchased a total of 45.3 million shares at a cost of approximately $314.8 million under these programs. At October 31, 2005, we had approximately 296.6 million shares outstanding.
     We made improvements in both the first nine months of 2005 and 2004 to significantly extend our debt maturity schedule. During the second quarter of 2004, we completed a private offering of $250 million principal amount of 6.75% notes due 2016 and received net cash proceeds of approximately $243 million. Including the premium, $219.0 million of the net cash proceeds was applied to the early retirement of $208.7 million in principal of our 6% notes due 2005. Immediately following the June 22, 2004 conversion into common stock of approximately 71% of our outstanding 6.75% bonds due 2008, we exercised our option to redeem the remaining outstanding $91.1 million of the bonds for $94.6 million in cash, including premium. Also, we paid $124.8 million in scheduled debt payments in the first nine months of 2004.
     During the second quarter of 2005, we issued $300 million of senior unsecured 7.00% notes due June 15, 2017, and received net proceeds of $291.5 million. We used these proceeds to redeem $130.0 million aggregate principal amount of our 6.875% notes due 2007 and $139.3 million aggregate principal amount of our 7.20% notes due 2006 for a total of $280.5 million, including premium, as part of a tender offer. During the first nine months of 2005, we also purchased $16.6 million of our 7.7% notes due 2009 and $0.3 million of our 6.00% notes due 2005 in the open market for a total of $17.9 million, including premium. We also paid $8.1 million in scheduled debt payments.
Liquidity
We believe we have sufficient cash and cash equivalents and a strong trend of operating cash flows. This liquidity affords us the option to consider opportunities to deploy capital including strategic acquisitions at reasonable prices, continued investment in our share repurchase program and other considerations.
     As of September 30, 2005, our cash balance was $492.1 million. We also have a $200 million credit facility that was executed in August 2004. We have no cash borrowings outstanding under this credit facility, but have used it to support $59.8 million of letters of credit as of September 30, 2005. We believe these resources are adequate to meet our near and intermediate term debt obligations, planned capital expenditures and other cash requirements, as well as to have funds available for future growth.
     We expect to generate cash flows in the next several years above our operating and financing needs. We currently have approximately $113.6 million in debt maturing during the remainder of 2005 and 2006. We believe that this financial flexibility coupled with our liquidity allows us to consider investments or capital structure related transactions that will enhance shareholder value. We will continue to evaluate internal opportunities such as construction of new funeral homes and development of high-end cemetery property development. We expect to make acquisitions, if such acquisitions are available at reasonable market prices.
     We currently have approximately $85.2 million authorized for our share repurchase program. We plan to continue to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. In the first quarter of 2005, we announced the reinstatement of a quarterly dividend. The first disbursement of this dividend, totaling $7.7 million, or $.025 per common share, was paid in April of 2005. In July 2005, we paid a second quarter dividend totaling $7.5 million. We paid a third dividend, totaling $7.5 million, in October of 2005. We intend to pay regular quarterly cash dividends in the foreseeable future; however, all subsequent dividends are subject to final determination by our Board of Directors each quarter.

     We received approximately $42.7 million in the first nine months of 2005 related to the collection of our note receivable resulting from the sale of our funeral operations in France in March 2004 and the redemption of other various preferred equity instruments. For more details related to this transaction, see note twelve to the consolidated financial statements in Item 1 of this Form 10-Q.
     We are continuing our program to divest of our operations outside of North America. In the first half of 2005, we sold our operations in Argentina and Uruguay for net cash proceeds of $21.6 million. In the third quarter of 2005, we sold our cemetery operations in Chile for net cash proceeds of approximately $105.7 million, of which $90.4 million was received in the third quarter of 2005 and approximately $15.3 million is expected to be received in 2006. We currently own funeral businesses in Germany and Singapore that we will look to exit when market values and economic conditions are conducive to a sale. In addition, our improved financial condition and credit profile have allowed us to receive cash collateral previously pledged in connection with various commercial commitments. As of September 30, 2005, we have no cash pledged as collateral with surety companies.
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
     The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on our consolidated balance sheet. However, when customers enter into a trust funded preneed contract, we record an asset, Preneed funeral receivables and trust investments, and a corresponding obligation, Deferred preneed funeral revenues, in our consolidated balance sheet for the contract price. The preneed funeral receivable is then decreased by the cash received from the customer at the time of sale. The funeral revenues are deferred and will not be recognized in the consolidated statement of operations until the funeral services are performed or the merchandise is delivered. When we receive payments on a trust funded preneed funeral contract from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. While some customers may pay for their contract in a single payment, most trust funded preneed funerals are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive, on average, a down payment at the time of sale of approximately 10%. Historically, the majority of our trust funded preneed funeral contracts have not included a finance charge. However, we began a phased roll-out of implementing finance charges during the fourth quarter of 2004. We are continuing a phased roll-out during 2005 to the states where such finance charges are allowed but not required to be trusted on trust funded preneed funeral trust contracts. We plan to complete this roll-out during the fourth quarter of 2005.
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
     If a customer cancels the trust funded preneed funeral contract, state or provincial law determines the amount of the refund owed to the customer, including in certain situations the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and pay the customer the required refund. We retain any excess funds and recognize the amounts as funeral revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited on behalf of the customer exceed the funds in trust. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, we will assess those contracts to determine whether a loss provision should be recorded. We have not been required to recognize any loss amounts at September 30, 2005 or December 31, 2004.
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
     We receive general agency (GA) commissions from third party insurance companies when customers purchase insurance contracts from such third party insurance companies to fund funeral services and merchandise at a future date. These general agency commissions are based on a percentage per contract sold (typically ranging between 11% and 16%) and are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed. GA commissions totaled $7.0 million and $7.3 million in the third quarter of 2005 and 2004, respectively and $21.3 million and $23.5 million in the nine months ended September 30, 2005 and 2004, respectively. Direct selling costs incurred pursuant to the sale of insurance funded preneed funeral contracts are expensed as incurred and are reflected in Costs and expenses in the consolidated statement of operations.
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
     The table below details the North America results of trust and insurance funded preneed funeral production for the three and nine months ended September 30, 2005 and 2004 and the total selling costs incurred to obtain the preneed arrangements. Total selling costs incurred to obtain the preneed arrangements include compensation and associated fringe benefits, facility expense, advertising and lead procurement costs, sales supplies expense, and other associated costs.

	North America		North America
	Funeral		Funeral
	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Preneed Production:
Trust (including bonded)	$33.9	$33.8	$104.0	$91.2
Insurance (1)	47.7	55.7	151.2	187.8

Total	$81.6	$89.5	$255.2	$279.0

Total selling costs	$19.3	$20.4	$59.3	$62.4

(1)	Amounts are not included in the consolidated balance sheet.
     The following table reflects the North America backlog of deferred trust funded preneed funeral contract revenues (including amounts related to Non-controlling interest in funeral and cemetery trusts) at September 30, 2005 and December 31, 2004. Additionally, we have reflected the North American backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North American backlog of preneed funeral contract revenues at September 30, 2005 and December 31, 2004. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity.
     The table also reflects the North America trust funded preneed funeral receivables and trust investments (investments at market and cost basis) associated with the backlog of deferred trust funded preneed funeral contract revenues, net of an estimated cancellation allowance. The cost and market values associated with funeral trust investments included in the assets associated with the backlog of trust funded deferred preneed funeral revenues at September 30, 2005 and December 31, 2004 are computed as follows. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Market reflects the fair market value of securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The market value of funeral trust investments was based primarily on quoted market prices at September 30, 2005 and December 31, 2004. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting and the amounts collected from customers that were not required to be deposited to trust. The table also reflects the amounts expected to be received from insurance companies from the assignment of policy proceeds related to insurance funded contracts.

	North America
	Funeral
	September 30, 2005		December 31, 2004
	Market	Cost	Market	Cost
Backlog of trust funded deferred preneed funeral revenues (1)	$1,491.9	$1,477.0	$1,475.9	$1,440.8
Backlog of insurance funded preneed funeral revenues (2)	2,160.0	2,160.0	$2,202.6	$2,202.6

Total backlog of preneed funeral revenues (including bonded)	$3,651.9	$3,637.0	$3,678.5	$3,643.4

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,162.0	$1,147.1	$1,165.8	$1,130.6
Insurance policies associated with insurance funded deferred preneed funeral revenues, net of estimated allowance for cancellation (2)	$2,160.0	$2,160.0	$2,202.6	$2,202.6

Total assets associated with backlog of preneed funeral revenues	$3,322.0	$3,307.1	$3,368.4	$3,333.2

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated allowance for cancellation.

(2)	Insurance funded preneed funeral contracts net of estimated allowance for cancellation are not included in the consolidated balance sheet.
Preneed Cemetery Activities
When purchasing cemetery property interment rights, merchandise, and services on a preneed basis, approximately 30% of our consumers choose to pay the entire amount of the contract at the time of sale. The remaining customers choose to pay for their contracts on an installment basis generally over a period of one to seven years. On these installment contracts, we receive an average down payment at the time of sale of approximately 14%. Historically, the installment contracts have included a finance charge ranging from 0.0% to 15.7% depending on the date sold, the payment period selected, state laws and the payment method (i.e., monthly statement billing or automated bank draft). Unlike trust funded preneed funeral contracts, where the entire purchase price is deferred and the revenue is recognized as one event at the time of death maturity, the revenues associated with a preneed cemetery contract can be recognized as different contract events occur. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed or is available for interment. With the customer’s direction, which is generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer of their personalized marker merchandise. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. For services, personalized marker merchandise where the customer chooses not to elect vendor storage or early delivery to our cemetery, and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered.

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
     The table below details the North America results of total cemetery sales production and the total selling costs incurred to obtain the production for the three and nine months ended September 30, 2005 and 2004. Total selling costs incurred to obtain the preneed arrangements include compensation and associated fringe benefits, facility expense, advertising and lead procurement costs, sales supplies expense, and other associated costs. The Company has conformed the data presented in 2004 to be consistent with the presentation in 2005.

	North America		North America
	Cemetery		Cemetery
	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
		(Restated)		(Restated)
Cemetery sales production:
Total preneed cemetery production	$78.5	$67.7	$244.1	$242.4
Total atneed cemetery production	50.8	49.7	159.4	149.9

Total cemetery sales production	$129.3	$117.4	$403.5	$392.3

Total selling costs	$24.6	$23.6	$78.6	$91.6

     The following table reflects the total North America backlog of Deferred cemetery contract revenues (including amounts related to Non-controlling interests in funeral and cemetery trusts) included in our consolidated balance sheet at September 30, 2005 and December 31, 2004. The backlog amount presented is reduced by an amount that we believe will cancel before maturity.

	North America
	Cemetery
	September 30, 2005		December 31, 2004
	Market	Cost	Market	Cost
			(Restated)	(Restated)
Backlog of deferred cemetery revenues (including bonded) (1)	$1,641.3	$1,591.3	$1,682.3	$1,605.4

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,166.1	$1,122.8	$1,237.4	$1,170.8

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated allowance for cancellation.

Financial Assurances
In support of operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The underlying obligations these surety bonds assure are recorded on the consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities is described below. The decrease in surety bonds for preneed funeral and cemetery merchandise and services is primarily a result of the periodic review (generally annually) performed to adjust the bonds to cover the remaining merchandise and service liabilities and the increased costs for liabilities associated with sales in prior years. We expect this number to continue to decline in subsequent years as merchandise and services related to bonded contracts in Florida are delivered or performed (see further discussion related to Florida bonding below).

	September 30,	December 31,
(In millions)	2005	2004
Preneed funeral	$142.9	$146.7
Preneed cemetery:
Merchandise and services	184.8	186.7
Preconstruction	12.8	8.3

Bonds supporting preneed funeral and cemetery obligations	340.5	341.7

Bonds supporting preneed business permits	1.7	5.3
Other bonds	3.5	5.5

Total surety bonds outstanding	$345.7	$352.5

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
     The applicable Florida law that allows posting of surety bonds for preneed contracts expired December 31, 2004; however, it allows for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. On February 1, 2004, we elected to begin trusting as a financial assurance mechanism in Florida, rather than surety bonding, on new Florida sales of preneed funeral and cemetery merchandise and services. Our net trust deposits required in the first nine months of 2004 for these eight months of new Florida sales were $11.9 million, while our net trust deposits required in the first nine months of 2005 for new Florida sales were $15.8 million. The net deposits in the first nine months of 2004 only represented seven months of cash receipts on seven months of new sales, as deposits in Florida are made in the month following receipt of the cash. The net deposits in the first nine months of 2005 include amounts required for nine months of receipts on all installment sales since we elected to begin trusting in February 2004, offset by the withdrawals for contracts delivered or cancelled.

Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense and negative currency translation effects.

•	The outcomes of pending lawsuits and proceedings against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Amounts payable by us with respect to our outstanding legal matters exceeding our established reserves.

•	We maintain accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to successfully implement our strategic plan related to producing operating improvements and strong cash flows.

•	Our ability to successfully maintain our plan to reduce costs and increase cash flows associated with significant changes being made to our organization structure, process and quality of our sales efforts.

•	Changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures and local demographic and economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully complete our ongoing process improvement projects, particularly related to the implementation of new processes and internal controls.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully exploit our substantial purchasing power with certain of our vendors.

•	The outcome of a pending Internal Revenue Service audit.

•	The possibility that the Company will identify and report additional material weaknesses in its internal control over financial reporting.

•	The effectiveness of our internal controls over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain a favorable attestation report of our auditors regarding our assessment of our internal controls.
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

Foreign Currency Risk
The functional currency for our international operations is the applicable local currency. Results of operations for these subsidiaries are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders’ equity. However, foreign currency transaction gains and losses are reflected in income for the period. At September 30, 2005, less than 6% of our total net assets was denominated in foreign currency.
     We occasionally use derivative instruments, primarily in the form of forward exchange contracts, to hedge our net investment in foreign assets and for other hedging activities. During the third quarter of 2005, we executed a foreign exchange contract as a hedge of our expected proceeds of approximately $15.3 million related to mandatory Chilean withholding tax to be paid in Chilean pesos in June 2006. This forward contract is carried at fair value. We do not participate in derivative transactions that are leveraged or considered speculative in nature.
Interest Rates
At September 30, 2005, substantially all of our total debt consisted of fixed rate debt at a weighted average rate of 7.00%. Due to the nature of our debt, if the variable interest rates were to increase by 10% from September 30, 2005 levels, our pretax earnings would not change on an annual basis. The fair market value of our debt was approximately $31.8 million more than its carrying value at September 30, 2005.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:
A.	The Company did not maintain effective controls over the completeness of revenue recognition on preneed cemetery contracts. Specifically, the Company did not maintain effective controls over revenue recognition transactions associated with the timely recording of the physical delivery and performance of cemetery goods and services sold on a preneed basis. This control deficiency resulted in the restatement of the Company’s 2004, 2003, and 2002 consolidated financial statements, as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of cemetery merchandise and service revenues and of deferred revenues and assets associated with cemetery goods and services sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

B.	The Company did not maintain effective controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities. This control deficiency resulted in the restatement of the Company’s 2004, 2003, and 2002 consolidated financial statements, as well as its condensed consolidated financial statements for the first quarter of 2005 and quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of funeral and cemetery revenues and of assets and liabilities associated with preneed funeral and cemetery activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

C.	The Company did not maintain effective controls over its application and monitoring of the appropriate accounting policies related to certain lease accounting. Specifically, the Company did not maintain effective controls over the application and monitoring of its accounting policies relating to lease renewal options and rent escalation provisions. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its quarterly financial data for all quarters of both 2004 and 2003. Additionally, this control deficiency could result in the misstatement of accrued rental liability and related operating rental expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

D.	The Company did not maintain effective controls over the validity, accuracy and completeness over revenue recognition and deferred revenue from preneed and atneed funeral and cemetery contracts. Specifically, the Company did not maintain effective controls over the proper review of preneed and atneed funeral and cemetery contracts by local management, the proper review by location management for customer and authorized Company signatures and proper completion of customer contracts. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a misstatement of revenues, accounts receivable and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

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

J.	The Company did not maintain effective controls over the accounting for capitalized covenant-not-to-compete agreements and the recording of asset impairments and divestitures related to the sale or disposition of locations in accordance with generally accepted accounting principles. Specifically, the Company failed to write off certain previously capitalized covenant-not-to-compete assets resulting in a misstatement of the gain or loss upon existing locations and the ongoing amortization expense. Additionally, the Company did not maintain effective controls over the impairment or disposition of assets related to the sale of certain locations in the proper period. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements as well as its condensed consolidated financial statements for the first quarter of 2005 and the quarterly financial data for all quarters of both 2004 and 2003. Furthermore, this control deficiency could result in the misstatement of gains or impairment (losses) on disposition, property, plant, and equipment and deferred charges and other assets that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

K.	The Company did not maintain effective controls over its information technology program change control procedures with respect to the Company’s point-of-sale system (HMIS) and associated interfaces. Specifically, the Company did not maintain effective controls to assess the impact of HMIS program changes to related interfaces and to adequately test the accuracy and performance of such program changes. This control deficiency contributed to the material weakness and restatement described in (B) and (L) herein. Additionally, this control deficiency could result in the misstatement of funeral revenues, and of assets and liabilities associated with preneed funeral activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

L.	The Company did not maintain effective controls over the accuracy of preneed funeral trust income recorded upon the maturity of certain preneed funeral contracts. Specifically, the Company did not maintain effective controls over the posting of automated journal entries to the general ledger resulting in the entries being posted to the incorrect account. This control deficiency resulted in the restatement of the Company’s 2004 financial statements including an adjustment to the fourth quarter 2004 financial data and its condensed consolidated financial statements for the first quarter of 2005. Additionally, this control deficiency could result in a material misstatement of funeral revenue and of assets and liabilities associated with preneed funeral activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

M.	The Company did not maintain effective controls over the communication and evaluation by the legal department of information related to legal claims. Specifically, the legal department did not communicate information relevant to the complete and accurate recording of legal accruals in the proper period in accordance with generally accepted accounting principles. This control deficiency resulted in an adjustment detected by the auditor to the Company’s second quarter 2005 condensed consolidated financial statements. Additionally, this control deficiency could result in the misstatement of general and administrative expenses and accrued liabilities that would result in a misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.
     Because of these material weaknesses, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework issued by the COSO. Except as discussed below in “Changes In Internal Control Over Financial Reporting”, the above described material weaknesses continue to exist as of September 30, 2005.
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
     The Company has developed control procedures to ensure that financial information and other business data that is important to the application of generally accepted accounting principles during the period-end financial reporting process is properly communicated among the various departments within the Company, specifically related to the communication of material events that could trigger impairment charges of long-lived tangible and intangible assets or adjustments to gains and losses on dispositions. These procedures include a formal review by management of all pending dispositions including an impairment analysis of long-lived tangible and intangible assets related to such dispositions. Additionally, the controls in place surrounding the communication and evaluation by the legal department of information related to legal claims are being enhanced to include participation of the Company’s General Counsel in all reviews.
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
Changes in Internal Control Over Financial Reporting
The Company previously disclosed that as of June 30, 2005, the material weakness described above related to its controls over the application and monitoring of the appropriate accounting policies related to certain lease accounting had been remediated. There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
(All share amounts and dollar values in whole numbers, except where indicated)
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in note nine to the unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On July 29, 2005, we issued 319 deferred common stock equivalents or units pursuant to provisions regarding dividends under the Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     In October 1999, we suspended payment of regular quarterly cash dividends on our outstanding common stock in order to focus on improving cash flow and reducing existing debt. On February 10, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of $.025 per common share. On October 31, 2005, we paid a dividend totaling $7.5 million to shareholders of record at October 14, 2005. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by the Board of Directors of SCI each quarter after its review of our financial performance.
     On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. On November 10, 2004, February 10, 2005, and June 23, 2005, we announced three increases in the share repurchase program each authorizing the investment of up to an additional $100 million to repurchase our common stock for an aggregate of $400 million. Pursuant to the program, we have repurchased shares of our common stock as set forth in the table below. As of September 30, 2005, the purchases totaled $301.5 million.

	Issuer purchases of equity securities
	(a)	(b)	(c)	(d)
			Total number of
			shares	Dollar value of
	Total		purchased as	shares that may
	number of	Average	part of publicly	yet be purchased
	shares	price paid	announced	under the
Period	purchased	per share	programs	programs
July 1, 2005 – July 31, 2005	—	$—	—	$99,933,222
August 1, 2005 – August 31, 2005	170,000	$8.29	170,000	$98,521,321
September 1, 2005 – September 30, 2005	—	$—	—	$98,521,321
     As of September 30, 2005, the remaining dollar value of shares that may yet be purchased under our share repurchase programs was approximately $98.5 million. From October 1, 2005 to October 31, 2005, we purchased 1.6 million shares for a total cost of $13.3 million. As of October 31, 2005, the remaining dollar value of share that may yet be purchased under our share repurchase program was approximately $85.2 million.
Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2005 and 2004.

31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

November 14, 2005	SERVICE CORPORATION INTERNATIONAL

By: /s/ Jeffrey E. Curtiss

Jeffrey E. Curtiss
Senior Vice President Chief Financial Officer and
Treasurer (Principal Financial Officer)

INDEX TO EXHIBIT

12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2005 and 2004.

31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.