Form 10-K
period 2005-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2006-03-06
CIK 89089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code: 713/522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer     ☑          Accelerated Filer     ☐          Non-accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $2,224,915,233 based upon a closing market price of $8.02 on June 30, 2005 of a share of common stock as reported on the New York Stock Exchange — Composite Transactions Tape.
      The number of shares outstanding of the registrant’s common stock as of February 20, 2006 was 295,271,076 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement in connection with its 2006 Annual Meeting of Shareholders (Part III)

SERVICE CORPORATION INTERNATIONAL

PART I

Item 1.	Business.
General
      Service Corporation International is North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. As used herein, “SCI” and “Company” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International. At December 31, 2005, SCI operated 1,058 funeral service locations, 358 cemeteries and 130 crematoria throughout North America. We also own a 25% equity interest in AKH Luxco, S.C.A., more commonly known as Pompes Funebres Génerales (PFG), France’s leading provider of funeral services, and Kenyon International Emergency Services, a wholly owned subsidiary that specializes in providing disaster management services in mass fatality incidents. We also own funeral homes in Germany and Singapore, all of which we intend to sell when economic values and conditions are conducive to a sale.
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
      At December 31, 2005, we owned 183 funeral service/cemetery combination locations in which a funeral service location is physically located within or adjoining an SCI owned cemetery. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery and typically can be cost competitive and still have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give families added convenience to purchase both funeral and cemetery products and services at a single location.
      During the first quarter of 2005, we disposed of our funeral and cemetery operations in Argentina and Uruguay, and during the third quarter of 2005, we disposed of our cemetery operations in Chile. These operations have been reclassified as discontinued operations for all periods presented in this Form 10-K. See note twenty to the consolidated financial statements in Item 8 of this Form 10-K for additional information related to discontinued operations.
      SCI was incorporated in Texas in July of 1962. Our principal corporate offices are located at 1929 Allen Parkway, Houston, Texas 77019 and our telephone number is (713) 522-5141. Our website is http://www.sci-corp.com. We make available free of charge, on or through our website, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

      Each of our Board of Directors’ standing committee charters, our Corporate Governance Guidelines, our Code of Ethics for Board Members, and our Code of Conduct for Officers and Employees are available, free of charge, through our website or, upon request, in print. We will post on our internet website all waivers to or amendments of our Code of Conduct for Officers and Employees, which are required to be disclosed by applicable law and rules of the New York Stock Exchange listing standards. Information contained on our website is not part of this report.
Funeral and Cemetery Operations

General
      Our funeral and cemetery operations are organized into a North America division covering the United States and Canada and an Other Foreign division including operations in Germany and Singapore. See note sixteen to the consolidated financial statements in Item 8 of this Form 10-K for financial information about our business segments and geographic areas.
      Our operations in the North America division are organized into 31 major regions and 42 middle regions (including four Hispana regions). Each region is led by a region director with responsibility for funeral and/or cemetery operations and preneed sales. Within each region, the funeral homes and cemeteries share common resources such as personnel, preparation services, and vehicles. There are four region support centers in North America to assist region directors with financial, administrative and human resource needs. These support centers are located in Houston, Miami, New York, and Los Angeles. The primary functions of the region support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices, and serve as liaisons for the implementation of policies and procedures.
      Our estimated 10 percent share based on industry revenue is approximately twice that of the next largest competitor and approximately equal to the combined share of the remaining six publicly traded deathcare companies. The deathcare industry in North America is highly fragmented. Although there are several public companies that own funeral homes and cemeteries, the majority of deathcare businesses are independently owned. To be successful, we believe our funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. We believe we have an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with local competing funeral homes, cemeteries, and retail locations.
      We have multiple funeral service locations and cemeteries in a number of metropolitan areas. Within individual metropolitan areas, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. Some of our international funeral service locations operate under certain brand names specific for a general area or country. We have branded our funeral operations in North America under the name Dignity Memorial®. Our national branding strategy is unique to the deathcare industry in North America and we believe this gives us a strategic advantage in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.
      In the deathcare industry, there has been a growing trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. Cremation services usually result in lower revenue and gross profit dollars than traditional funeral services. In North America during 2005, 40.2% of all funeral services we performed were cremation services, compared to 38.9% performed in 2004. We have expanded our cremation memorialization products and services which has resulted in higher average sales for cremation services compared to historical levels.
      Our financial stability is enhanced by our current $5 billion backlog of future revenues, the result of preneed funeral and cemetery sales in North America. These unfulfilled preneed contracts are primarily supported by investments in trust funds, which are included in our consolidated balance sheet, and third-party insurance policies, which are not included. Preneed sales not only contribute to profitability and volume, they increase the predictability and stability of our revenues and cash flow.
      Prior to 1999, we focused on the acquisition and consolidation of independent funeral homes and cemeteries in the fragmented deathcare industry in North America. During the 1990s, we also expanded our operations through acquisitions in Europe, Australia, South America and the Pacific Rim. At one time, our network consisted of more than 4,500 businesses in 20 countries on 5 continents. During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced the level of acquisition activity and focused on identifying and addressing non-strategic or underperforming businesses. This focus resulted in the divestiture of several North America and international operations. During 2002 and 2001, we completed joint ventures of operations in Australia, United Kingdom, Spain and Portugal. In 2003, we sold our equity investment in our operations in Australia, Spain and Portugal. During 2004, we sold our funeral operations in France and obtained a 25% minority interest equity investment in the acquiring entity. We also sold our minority interest equity investment in the United Kingdom. During 2005, we divested of all of our operations in Argentina, Uruguay, and Chile. We may pursue discussions with various third parties concerning the sale or joint venture of our remaining international operations as we intend to focus our efforts on operating a core business of high quality funeral service locations and cemeteries in North America.
Employees
      At December 31, 2005, we employed 11,063 (10,219 in North America) individuals on a full time basis and 5,659 (5,195 in North America) individuals on a part time basis. Of the full time employees, 10,605 were employed in the funeral and cemetery operations and 458 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by SCI’s group health and life insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government mandated benefit plans. Approximately 2.9% of our employees in North America are represented by unions. Although labor disputes are experienced from time to time, relations with employees are generally considered favorable.
Regulation
      Our operations are subject to regulations, supervision and licensing under numerous foreign, federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services and various other aspects of our business. We strive to comply in all material respects with the provisions of such laws, ordinances and regulations. Since 1984, we have operated in the United States under the Federal Trade Commission (FTC) comprehensive trade regulation rule for the funeral industry. The rule contains requirements for funeral industry practices, including extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services.

Item 1A.	Risk Factors.
Cautionary Statement on Forward-Looking Statements
      The statements in this Form 10-K that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe”, “estimate”, “project”, “expect”, “anticipate”, or “predict” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

Our ability to execute our business plan depends on many factors, many of which are beyond our control.
      Our strategic plan is focused on cost management and the development of key revenue initiatives designed to generate future internal growth in our core funeral and cemetery operations. Many of the factors necessary for the execution of our strategic plan are beyond our control. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of the strategic plan could have a material adverse effect on us, our financial condition, results of operations, or cash flows.

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
      Our bank credit facility also requires us to maintain certain financial ratios and satisfy other financial condition tests. See note ten to the consolidated financial statements in Item 8 of this Form 10-K for further information related to our bank credit facility.

If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we could have to make material cash payments to fund certain trust funds.
      We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies cancelled or did not renew our surety bonds, which are generally renewed for twelve-month periods, we would be required to either obtain replacement coverage or fund approximately $285.7 million as of December 31, 2005 into state-mandated trust accounts.

The funeral home and cemetery industry continues to be increasingly competitive.
      In North America and most international regions in which we operate, the funeral and cemetery industry is characterized by a large number of locally owned, independent operations. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. In addition, we must market our Company in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent funeral home and cemetery operators, monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services and merchandise. If we are unable to successfully compete, our Company, our financial condition, results of operations and cash flows could be materially adversely affected.

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
      As of December 31, 2005, net unrealized appreciation in the preneed funeral and cemetery merchandise and services trust funds amounted to $13.9 million and $48.2 million, respectively. The perpetual care trust funds had net unrealized appreciation of $21.4 million as of December 31, 2005. The following table summarizes the investment returns excluding fees on our trust funds for the last three years.

	2005	2004	2003

Preneed funeral trust funds	6.6%	7.1%	17.9%
Cemetery merchandise services trust funds	6.9%	6.7%	17.1%
Perpetual care trust funds	3.9%	8.6%	12.6%

Increasing death benefits related to preneed funeral contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price guaranteed funeral service.
      We sell price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 14% of the total sale from the third party insurance company. Additionally, there is an increasing death benefit associated with the contract of approximately 1% per year to be received in cash by us at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price guaranteed funeral service, which could materially adversely affect our future cash flows, revenues and operating margins.

Unfavorable results of litigation could have a material adverse impact on our financial statements.
      As discussed in note thirteen, we are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If the number of deaths in our regions declines, our cash flows and revenues may decrease.
      The United States Bureau of the Census estimates that the number of deaths in the United States will increase up to one percent per year until 2010. However, longer life spans could reduce the number of deaths during this period. If the number of deaths declines, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations and cash flows could be materially adversely affected.

The continuing upward trend in the number of cremations performed in North America could result in lower revenue and gross profit dollars.
      There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In North America during 2005, 40.2% of the comparable funeral services performed by us were cremation cases compared to 38.9% and 37.6% performed in 2004 and 2003, respectively. We continue to expand our cremation memorialization products and services, which has resulted in higher average sales for cremation services. If we are unable to successfully expand our cremation memorialization products and services to meet the continuing trends, our financial condition, results of operations, and cash flows could be materially adversely affected.

The funeral home and cemetery businesses are high fixed-cost businesses.
      The majority of our operations are managed in groups called “regions”. Regions are geographical groups of funeral service locations and cemeteries that share common resources such as operating personnel, preparation services, clerical staff, motor vehicles and preneed sales personnel. Personnel costs, the largest of our operating expenses, are the cost components most beneficially affected by this grouping. We must incur many of these costs regardless of the number of funeral services or interments performed. Because we cannot necessarily decrease these costs when we experience lower sales volumes, a sales decline may cause margin percentages to decline at a greater rate than the decline in revenues.

Regulation and compliance could have a material adverse impact on our financial results.
      Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. The impact of such regulations varies depending on the location of our funeral and cemetery operations. Violations of applicable laws could result in fines or sanctions to us.
      In addition, from time to time, governments and agencies propose to amend or add regulations, which would increase costs and decrease cash flows. For example, foreign, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry, such as regulations that require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same region. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, results of operations and cash flows.
      Compliance with laws, regulations, industry standards and customs concerning burial procedures and the handling and care of human remains is critical to the continued success of our Company. Litigation and regulatory proceedings regarding these issues could have a material adverse effect on us, our financial condition, results of operations and cash flows. We are continually monitoring and reviewing our operations in an effort to insure that we are in compliance with these laws, regulations and standards and, where appropriate, taking appropriate corrective action.

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

A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.
      The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2002 and various state jurisdictions are auditing years through 2004. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. The tax accruals are presented in the balance sheet within Deferred income taxes and Other liabilities.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties.
      Our corporate headquarters is located at 1929 Allen Parkway, Houston, Texas 77019. During 2005, SCI purchased the remaining one-half interest in the building and now owns 100 percent of the corporate headquarters office space. The property consists of approximately 127,000 square feet of office space and 185,000 square feet of parking space. We own and utilize two additional buildings located in Houston, Texas for corporate activities containing a total of approximately 207,000 square feet of office space.
      At December 31, 2005, we owned approximately 85% of the real estate and buildings used at our facilities, and 15% of such facilities were leased. In addition, we leased two aircraft in 2005 pursuant to cancelable operating leases. At December 31, 2005, we operated 5,044 vehicles, of which 12% were owned and 88% were leased. In order to eliminate the variable interest rate risk in our operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements subsequent to December 31, 2005. Based on the amended terms, these leases have been converted from operating leases to capital leases for accounting purposes beginning in 2006. For additional information regarding leases, see the Contractual, Commercial and Contingent Commitments section in Financial Condition, Liquidity and Capital Resources in Item 7 and note thirteen to the consolidated financial statements in Item 8 of this Form 10-K.
      At December 31, 2005, our 358 cemeteries contained a total of approximately 25,881 acres, of which approximately 58% was developed.
      The specialized nature of our businesses requires that our facilities be well-maintained and kept in good condition and we believe that these standards are being met.
      The following table provides the number of SCI funeral homes and cemeteries by state and country as of December 31, 2005:

	Number of	Number of
Country	Funeral Homes	Cemeteries

United States
Alabama	31	15
Alaska	6	2
Arizona	26	10
Arkansas	8	3
California	106	35
Colorado	25	12

	Number of	Number of
Country	Funeral Homes	Cemeteries

Connecticut	17	0
District of Columbia	1	0
Florida	98	42
Georgia	24	9
Hawaii	2	2
Illinois	47	16
Indiana	25	9
Iowa	7	4
Kansas	10	4
Kentucky	16	5
Louisiana	16	5
Maine	13	0
Maryland	11	11
Massachusetts	24	0
Michigan	17	12
Mississippi	10	2
Missouri	24	9
Nebraska	4	0
New Hampshire	3	0
New Jersey	20	0
New York	56	0
North Carolina	29	5
Ohio	17	14
Oklahoma	11	7
Oregon	14	7
Pennsylvania	11	19
Rhode Island	1	0
South Carolina	3	5
South Dakota	2	0
Tennessee	20	12
Texas	120	46
Utah	4	3
Virginia	16	12
Washington	20	9
West Virginia	4	6
Wisconsin	11	0
Canada
Alberta	15	1
British Columbia	23	5
New Brunswick	5	0
Nova Scotia	5	0
Ontario	27	0
Quebec	49	0

	Number of	Number of
Country	Funeral Homes	Cemeteries

Saskatchewan	4	0
Germany	17	0
Singapore	1	0

Total	1,076	358

Item 3.	Legal Proceedings.
      Information regarding legal proceedings is set forth in note thirteen to the consolidated financial statements in Item 8 of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
EXECUTIVE OFFICERS OF THE COMPANY
      The following table sets forth as of March 3, 2006 the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

			Year First
			Became
Officer Name	Age	Position	Officer

R. L. Waltrip	75	Chairman of the Board	1962
Thomas L. Ryan	40	President and Chief Executive Officer	1999
Michael R. Webb	47	Executive Vice President and Chief Operating Officer	1998
Jeffrey E. Curtiss	57	Senior Vice President and Chief Financial Officer	2000
J. Daniel Garrison	54	Senior Vice President Operations Support	1998
Stephen M. Mack	54	Senior Vice President Middle Market Operations	1998
James M. Shelger	56	Senior Vice President General Counsel and Secretary	1987
Eric D. Tanzberger	37	Senior Vice President and Corporate Controller	2000
Sumner J. Waring, III	37	Senior Vice President Major Market Operations	2002
Christopher H. Cruger	31	Vice President Business Development	2005
W. Cardon Gerner	51	Vice President Accounting	1999
Jane D. Jones	50	Vice President Human Resources	2005
Albert R. Lohse	45	Vice President Corporate Governance	2004
Harris E. Loring, III	55	Vice President and Treasurer	2006
Elisabeth G. Nash	45	Vice President Continuous Process Improvement	2004
Donald R. Robinson	48	Vice President Supply Chain Management	2005
      Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

      Mr. Waltrip is the founder, Chairman of the Company, and a licensed funeral director. He grew up in his family’s funeral business and assumed management of the firm in the 1950s after earning a Bachelor’s degree in Business Administration from the University of Houston. He began buying additional funeral homes in the 1960s, achieving cost efficiencies by pooling their resources. At the end of 2005, the network he began had grown to include more than 1,400 funeral service locations and cemeteries. Mr. Waltrip took the Company public in 1969. He has provided leadership to the Company for over 40 years. In 2005, Mr. Waltrip resigned as Chief Executive Officer, but he continues to serve as Chairman of the Board.
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
      Mr. Webb joined the Company in 1991 when it acquired Arlington Corporation, a regional funeral and cemetery consolidator, where he was then Chief Financial Officer. Prior to joining Arlington Corporation, Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group, Inc. In 1993, Mr. Webb joined the Company’s corporate development group, which he later led on a global basis before accepting operational responsibility for the Company’s Australian and Hispanic businesses. Mr. Webb was promoted to Vice President International Corporate Development in February 1998 and was named Executive Vice President in July 2002. In February 2005, he was promoted to Chief Operating Officer. He is a graduate of the University of Georgia, where he earned a Bachelor of Business Administration degree.
      Mr. Curtiss joined the Company as Senior Vice President and Chief Financial Officer in January 2000. In August 2002, Mr. Curtiss’ responsibilities changed to include the responsibilities of Treasurer of the Company. Effective June 30, 2006, Mr. Curtiss will retire as Senior Vice President Chief Financial Officer of the Company. Thereafter, Mr. Curtiss will remain an employee of the Company for a transitional period. From January 1992 until July 1999, Mr. Curtiss served as Senior Vice President and Chief Financial Officer of Browning-Ferris Industries, a waste services company. Mr. Curtiss attended the University of Nebraska, Lincoln, where he earned Bachelor of Science in Business Administration and Doctor of Jurisprudence degrees. He also holds a Master of Legal Letters degree in taxation from Washington University in St. Louis, Missouri. Mr. Curtiss is also a Certified Public Accountant.
      Mr. Garrison joined the Company in 1978 and worked in a series of management positions until he was promoted to President of the Southeastern Region in 1992. In 1998, Mr. Garrison was promoted to Vice President International Operations. In 2000, Mr. Garrison became Vice President North American Cemetery Operations and was promoted to Vice President Operations Services in August 2002. He assumed his current position as Senior Vice President Operations Support in February 2005. Mr. Garrison is an Administrative Management graduate of Clemson University.
      Mr. Mack joined the Company in 1973 as a resident director after graduating from Farmingdale State University of New York. He became Vice President of the Eastern Region in 1987 and in February 1998 Mr. Mack was appointed Vice President North American Funeral Operations. Mr. Mack was promoted to Senior Vice President Eastern Operations in August 2002 and assumed the office of Senior Vice President Middle Market Operations, his current position, in May 2004.
      Mr. Shelger joined the Company in 1981 when it acquired IFS Industries, a regional funeral and cemetery consolidator, where he was then General Counsel. Mr. Shelger subsequently served as counsel for SCI’s cemetery division until 1991, when he was appointed General Counsel. Mr. Shelger currently serves as Senior Vice President, General Counsel and Secretary of the Company. Mr. Shelger earned a Bachelor of Science degree in Business Administration from the University of Southern California in Los Angeles and a Juris Doctor from the California Western School of Law in San Diego.

      Mr. Tanzberger joined the Company in August 1996 as Manager of Budgets & Financial Analysis. He was promoted to Vice President Investor Relations and Assistant Corporate Controller in January 2000, and to Corporate Controller in August 2002. In February 2006, the Board of Directors promoted Mr. Tanzberger to the position of Senior Vice President and Corporate Controller effective immediately and to Senior Vice President and Chief Financial Officer effective June 30, 2006. Prior to joining the Company, Mr. Tanzberger was Assistant Corporate Controller at Kirby Marine Transportation Corporation, an inland waterway barge and tanker company, from January through August 1996. Prior thereto, he was a Certified Public Accountant with Coopers & Lybrand L.L.P. for more than five years. Mr. Tanzberger is a Certified Public Accountant and a graduate of the University of Notre Dame, where he earned a Bachelor of Business Administration degree.
      Mr. Waring, a licensed funeral director, joined the Company as an Area Vice President in 1996 when the Company merged with his family’s funeral business. Mr. Waring was appointed Regional President of the Northeast Region in 1999 and was promoted to Regional President of the Pacific Region in September 2001. Mr. Waring was promoted to Vice President Western Operations in August 2002 and assumed the office of Vice President Major Market Operations in November 2003. In February 2006, Mr. Waring was promoted to Senior Vice President Major Market Operations. Mr. Waring holds a Bachelor of Science degree in Business Administration from Stetson University in Deland, Florida, a degree in Mortuary Science from Mt. Ida College and a Masters of Business Administration degree from the University of Massachusetts Dartmouth.
      Mr. Cruger oversees Corporate Development and the Dignity Memorial® affiliate network of independent funeral homes. He initially served the Company as a financial analyst in the corporate development department from 1996 until 1999, when he left to become Manager of Financial Analysis for R. H. Donnelley Corporation. During 2000, he returned to SCI to focus on international divestitures. From 2003 to February 2005, he served as Managing Director of Corporate Development. In February 2005, he was promoted to Vice President of Business Development. Mr. Cruger graduated from Lehigh University with a Bachelor of Science in Finance.
      Mr. Gerner joined the Company in January 1999 after the acquisition of Equity Corporation International (ECI) and in March 1999 was promoted to Vice President Corporate Controller. In August 2002, Mr. Gerner’s responsibilities and position changed to Vice President Accounting. Before the acquisition, Mr. Gerner had been Senior Vice President and Chief Financial Officer of ECI since March 1995. Prior thereto, Mr. Gerner was a partner with Ernst & Young LLP. Mr. Gerner graduated with honors from the University of Texas-Austin, with a Bachelor of Business Administration in Accounting. Mr. Gerner is also a Certified Public Accountant.
      Mrs. Jones joined SCI in 2003 from Dynegy, Inc., where she served as Vice President of Total Rewards. She oversees human resources, training and education, and payroll and commission services — activities that assist approximately 15,000 employees in North America. Mrs. Jones was promoted to Vice President Human Resources in February 2005. She holds a Bachelor of Business Administration degree in Accounting with a minor in Finance from Southern Methodist University. She is a Certified Compensation Professional and is active in professional organizations that include World at Work and the Society for Human Resources Management.
      Mr. Lohse joined SCI in 2000 as Managing Director of Litigation and has since been involved in the resolution of major litigation issues for the Company. In 2004, Mr. Lohse was promoted to Vice President Corporate Governance. Before joining the Company, Mr. Lohse was Managing Partner at McDade, Fogler, Maines & Lohse where he conducted a general civil trial practice. Prior to that, he practiced tort and commercial litigation at Fulbright & Jaworski. Mr. Lohse received a Bachelor of Business Administration degree from the University of Texas and a Juris Doctor from the University of Houston Law Center.
      Mr. Loring joined the Company in March 2000 as the Managing Director, Tax and was promoted to Assistant Treasurer in May 2004. Before joining the Company, Mr. Loring was Director, Tax at Stone & Webster, Inc. and held various corporate tax and treasury positions in other companies over a twenty-five year period. In February 2006, Mr. Loring was promoted to Vice President and Treasurer. Mr. Loring is a

Certified Public Accountant and holds a Bachelor of Business Administration from Bryant College in North Smithfield, Rhode Island and a Master of Science in Taxation from Bentley College, Waltham, Massachusetts.
      Ms. Nash joined SCI in 2002 as Managing Director of Strategic Planning and Process Improvement. Prior to joining SCI, Ms. Nash worked for the Pennzoil Corporation and held various senior management accounting and financial positions. In 2004, Ms. Nash was promoted to Vice President Continuous Process Improvement. Her primary responsibilities include improving operating systems; reducing overhead costs; and identifying and assisting in the implementation of initiatives to improve operating profit margins and cash flow. She is a graduate of Texas A&M University where she received a Bachelor of Business Administration degree in Accounting.
      Mr. Robinson joined SCI in 1996 as Director of Procurement. Prior to joining the Company Mr. Robinson was employed by Marathon Oil Company, where he spent 16 years in a variety of procurement, logistics and information technology positions. In February 2005, he was promoted to Vice President Supply Chain Management. Prior to this promotion, he was Managing Director of Business Support Services, a position in which he oversaw fleet management and office services; voice services, travel and shipping services; and supply chain and purchasing activities. Mr. Robinson holds a Bachelor of Science degree in Business Administration with a minor in Computer Service from Taylor University in Upland, Indiana.
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
      Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2005, there were 5,592 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing. At December 31, 2005, we had 294,808,872 shares outstanding, net of treasury shares.
      In October 1999, we suspended payment of regular quarterly cash dividends on our outstanding common stock in order to focus on improving cash flow and reducing existing debt. On February 10, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of $.025 per common share. During 2005, we paid quarterly dividends totaling $22.6 million and accrued $7.4 million for dividends paid on January 31, 2006. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by the Board of Directors of SCI each quarter after its review of our financial performance.
      The table below shows our quarterly high and low closing common stock prices for the two years ended December 31, 2005:

	2005		2004

	High	Low	High	Low

First quarter	$7.83	$6.81	$7.64	$5.48
Second quarter	8.02	6.58	7.69	7.03
Third quarter	8.85	8.08	7.30	5.90
Fourth quarter	8.61	7.82	7.45	6.18
      Options in our common stock are traded on the New York Stock Exchange and the Philadelphia Stock Exchange under the symbol SCI.

      For equity compensation plan information, see Part III of this Form 10-K.
      On October 31, 2005, we issued 341 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
      On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. On November 10, 2004, February 10, 2005, and June 23, 2005, we announced an increase in the share repurchase program authorizing the investment of up to an additional $100 million to repurchase our common stock, for an aggregate authorized amount of $400 million. From the inception of the program through December 31, 2005, we repurchased a total of $335.4 million of common stock at an average cost per share of $7.03. The following table summarizes our repurchase activity for the three months ended December 31, 2005.

	Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	yet Be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs

October 1, 2005 — October 31, 2005	1,625,305	$8.19	1,625,305	$85,177,567
November 1, 2005 — November 30, 2005	2,416,400	$8.50	2,416,400	$64,589,839
December 1, 2005 — December 31, 2005	—	—	—	$64,589,839

	4,041,705		4,041,705

Item 6.	Selected Financial Data.
      The table below contains selected consolidated financial data for the years ended December 31, 2001 through December 31, 2005. The statement of operations data includes reclassifications of certain items to conform to current period presentations with no impact on net income or financial position.
      During 2005, we sold our funeral and cemetery operations in Argentina and Uruguay and our cemetery operations in Chile. These operations are classified as discontinued operations for all periods presented.
      In 2005, we changed our method of accounting for direct selling costs related to the acquisition of preneed funeral and cemetery contracts. Prior to this change, we capitalized such direct selling costs and amortized these costs in proportion to the revenue recognized. Under our new method of accounting, we expense these direct selling costs as incurred. As a result of this accounting change, we recorded a cumulative effect charge of $187.5 million, net of tax. For more information regarding this accounting change, see note three to the consolidated financial statements in Item 8 of this Form 10-K.
      On March 31, 2004, we implemented revised Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46R). Under the provisions of FIN 46R, we are required to consolidate preneed funeral and cemetery merchandise and service trust assets, cemetery perpetual care trusts, and certain cemeteries. As a result of this accounting change, we recognized a cumulative effect charge of $14.0 million, net of tax, in 2004.
      In 2004, we also changed our method of accounting for gains and losses on our pension plan assets and obligations to recognize such gains and losses as they are incurred. Prior to the adoption of this change, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years. As a result of this accounting change, we recognized a charge for the cumulative effect of $33.6 million, net of tax.

      In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the pronouncement, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS 142, we recognized a non-cash charge in 2002 reflected as a cumulative effect of accounting change of $135.6 million, net of applicable taxes, related to the impairment of goodwill in our North America cemetery reporting unit. For more information regarding goodwill, see note eight to the consolidated financial statements in Item 8 of this Form 10-K.
      The data set forth should be read in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included in this Form 10-K. This historical information is not necessarily indicative of future results.
Selected Consolidated Financial Information

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$1,715.6	$1,831.2	$2,313.2	$2,293.4	$2,463.9
Income (loss) from continuing operations before cumulative effect of accounting changes	$56.7	$120.1	$69.3	$(89.3)	$(433.3)
Net (loss) income	$(126.7)	$114.1	$85.1	$(234.6)	$(622.2)
Earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting changes
Basic	$.19	$.38	$.23	$(.30)	$(1.52)
Diluted	$.19	$.37	$.23	$(.30)	$(1.52)
Net (loss) income
Basic	$(.42)	$.36	$.28	$(.80)	$(2.18)
Diluted	$(.41)	$.35	$.28	$(.80)	$(2.18)
Cash dividends paid per share	$0.075	$—	$—	$—	$—
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$7,536.7	$8,218.8	$7,562.9	$7,793.1	$9,020.5
Long-term debt, less current maturities	$1,175.5	$1,189.2	$1,519.2	$1,874.1	$2,301.4
Stockholders’ equity	$1,588.5	$1,848.7	$1,521.6	$1,321.3	$1,453.2
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$312.7	$94.0	$374.1	$352.2	$383.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company
      Service Corporation International (SCI or the Company) is North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. SCI operated in 42 states and seven Canadian provinces, with 1,058 funeral homes and 358 cemeteries at December 31, 2005. During 2005, these businesses in North America generated more than 99% of the Company’s revenues.

      SCI owns a 25 percent equity interest in AKH Luxco S.C.A., more commonly referred to as Pompes Funebres Générales (PFG), France’s leading provider of funeral services, and Kenyon International Emergency Services, a wholly owned subsidiary that specializes in providing disaster management services in mass fatality incidents. We also have funeral homes in Germany and Singapore that we intend to exit when economic values and conditions are conducive to a sale.
Competitive Strengths
      Industry Leadership — SCI’s estimated 10 percent share based on industry revenue is approximately twice that of its next largest competitor and approximately equal to the combined share of the remaining six publicly traded deathcare companies. The remaining 80 percent of deathcare services in North America is rendered by independent and non-profit entities, many of which lack the benefits of standardized training, industry best practices and efficiencies of scale, but many are effective competitors.
      Geographic Reach — SCI’s network of more than 1,400 businesses in 42 states and seven Canadian provinces allows us to serve a broad population base. This strategic asset differentiates us from our competition and has enabled us to be the only funeral service company in North America to implement a national brand and to pursue strategic affinity partnerships with national groups that can influence their members’ choice of deathcare provider.
      A national network also gives us substantial purchasing power and provides us with an advantage in selling preneed funeral and cemetery products and services. Customers who choose to arrange their funeral or cemetery options in advance have the ability to transfer these preneed contracts to any of the business providers in our geographically diverse network.
      National Brand — In 2000, SCI introduced the first coast-to-coast funeral service brand in North America, Dignity Memorial®. We intend to make the Dignity Memorial® brand stand for integrity, respect and service excellence wherever we do business and to support the creation of enduring family and community relationships.
      Having a national brand name will be increasingly important, we believe, as North American consumers become geographically more mobile. Consumers are less likely now to live in the same community as their parents and grandparents or to know a local funeral director personally. By building favorable associations with the Dignity Memorial® brand — through funeral services, advertising and community outreach programs — we strive to create an image of consistency, dependability and excellence that may influence consumers to choose our providers.
      SCI does not use the Dignity Memorial® brand to replace the names of well-known local funeral homes and cemeteries; rather, the Dignity Memorial® name is used in a co-branding strategy representing the industry’s highest standards and best practices.
      We are currently developing a second brand, Funeraria del Angeltm, to serve North America’s growing Hispanic population. Funeraria del Angeltm currently has 21 locations in California, Texas, Illinois, and Kansas. SCI plans aggressively to pursue additional opportunities to expand Funeraria del Angeltm in predominantly Hispanic areas during 2006.
      Innovative Offerings — Using our Dignity Memorial® brand, we are augmenting our range of traditional products and services with more contemporary and comprehensive offerings. In addition to a wide range of funeral, memorial, burial and cremation options, we offer assistance with many of the legal and administrative details that burden customers at times of loss. These additional services include grief counseling for survivors and assistance with legal and other family business details. We also offer a bereavement travel program, which obtains special rates on airfare, car rentals and hotel accommodations for family and friends traveling from out of town to attend services and an internet memorialization.
      We also offer packaged plans for funerals and cremations that are designed to simplify customer decision-making. Since our packaged plans were introduced in 2004, they have achieved consistently high customer satisfaction ratings. In 2005, we also test-marketed packaged cemetery plans, which we have now implemented in numerous locations.
      In 2004, we introduced improved merchandising displays in our funeral homes that place less emphasis on traditional funeral merchandise and more focus on the comprehensive product and service offerings unique to Dignity Memorial® providers as described above. Similarly, in our cemetery segment we introduced a tiered-product strategy with a particular focus on the development of high-end cemetery property such as private family estates.
      Reputation and Service Excellence — While heavily regulated at the federal and state levels, the deathcare industry lacks uniform standards for the delivery of services. We are committed to elevating service standards and to building a culture of disciplined consistency across our network of businesses.
      We believe the key to raising standards is to attract, develop and retain a superior team of people. SCI continues to create and implement programs that enhance its standing as an employer of choice. In 2004, we established Dignity Universitytm, a virtual school for SCI employees at all levels. It offers a rigorous and comprehensive curriculum of professional development and ethics training and is designed to help employees upgrade skills, advance their careers and uphold high standards. During 2005, more than 10,000 SCI employees took and completed over 200,000 Dignity Universitytm course sessions, including members of senior management. Building a reputation for consistency and service excellence will continue to set SCI apart from competitors.
      Financial Strength and Flexibility — SCI has the financial strength and flexibility to reward shareholders through share repurchases and dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. Since 1999, the Company has reduced total debt from more than $4 billion to $1.2 billion at the end of 2005. In 2005, SCI produced more than $312 million in operating cash flow, and, at year-end, the Company had nearly $450 million in cash.
      Since August 2004, SCI has invested more than $335 million in repurchasing its stock and has instituted a quarterly cash dividend of $0.025 per share. We have made and intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to acceptable market conditions and normal trading restrictions. There can be no assurance that we will continue to buy our common stock under our share repurchase programs. Important factors that could cause us not to continue to repurchase our shares include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.
      The Company expects to use its substantial cash and operating cash flow to invest in the business for future growth, to make acquisitions if available at reasonable prices, and to continue to return value to shareholders.
      Strong Preneed Backlog — SCI’s financial stability is further enhanced by its current $5 billion backlog of future revenues, the result of preneed funeral and cemetery sales in North America. These unfulfilled preneed contracts are primarily supported by investments in trust funds, which are included in SCI’s consolidated balance sheet, and in third-party insurance policies, which are not included.
      Preneed sales not only contribute to profitability and volume, they increase the predictability and stability of our revenues and cash flow. Over the past three years, SCI has placed increasing emphasis on preneed sales — by improving sales training, certification and compensation practices and by redesigning product and service offerings to meet changing customer preferences.
Demographic Factors and Cremation Trend
      Demographic Factors — Approximately 75 percent of all deaths in the United States occur at ages 65 and older. In 2004 people aged 65 and older constituted 12.4 percent of the population, according to the U.S. Census Bureau; by 2020 it is expected that the number of Americans aged 65 and older will exceed

16 percent of the population. We believe these demographic trends will provide a growing demand in the future for our services on both an atneed and preneed basis.
      Nevertheless, the number of annual deaths in North America is expected to remain relatively constant for at least another decade because of healthier lifestyles and improved medical care. In 2003 life expectancy in the United States reached 77.6 years, compared with 74.6 years in 1983, according to the National Center for Health Statistics.
      SCI’s near-term strategies do not anticipate any increase in the number of deaths. Rather, they are designed to increase volume and profitability at existing businesses and to grow through the construction of new properties or through the resumption of disciplined acquisition activities.
      The Trend toward Cremation — Increasing numbers of consumers now prefer cremation to interment. We believe that the trend toward cremation presents a significant business opportunity for our Company — especially since research shows that most people choosing cremation do so for reasons unrelated to cost. SCI is a leading provider of cremation services in North America, with cremation representing approximately 40 percent of our funeral services — a rate that is increasing each year. We intend to continue building our cremation volume by offering better and more personalized products and services.
      Cremation has traditionally hurt industry profit margins because it depresses casket sales and because many customers who choose cremation may also decide against purchasing cemetery property. We believe we can improve revenue and profit trends associated with cremation services by realigning our pricing model to customers’ preferences as discussed further below in Focus on Profitable Growth.
SCI’s Past History and Transformation
      Beginning in the late 1950s, SCI Chairman and founder Robert L. Waltrip began consolidating funeral homes and cemeteries, creating the first publicly-traded deathcare company by the end of the next decade. SCI continued to expand over the next four decades, primarily by acquiring and consolidating independently owned funeral homes and cemeteries.
      Continuing through the 1990s, other companies joined in this consolidation trend and competition to buy independent funeral homes and cemetery properties intensified. Acquisition prices escalated sharply and returns on invested capital decreased, as the publicly-traded deathcare companies placed more focus on acquiring properties rather than on integrating and managing efficiently. By 1999, SCI owned and operated more than 4,500 deathcare businesses in twenty countries, and also owned two insurance companies.
      In the late 1990s, SCI’s operating performance deteriorated and its financial leverage increased dramatically, as did that of its competitors. SCI then ceased its acquisition activities and embarked on initiatives to improve operations and strengthen its balance sheet. These initiatives included the divestiture of underperforming and non-strategic assets; significant reduction of debt; and intense focus on generating strong, stable operating cash flows.
      By December 31, 2005, SCI had sold or closed most operations outside North America, and had also sold its insurance companies. By the end of 2005, we had reduced our total debt to $1.2 billion from $4.0 billion at the end of 1999. In North America, the number of funeral homes and cemeteries has been reduced to 1,416 from 2,169 in 1999. Although these asset sales resulted in SCI’s annual revenues declining from more than $3 billion in 1999 to approximately $1.7 billion in 2005, operating cash flow during this same period continued to improve.
      Our focus on rapid growth through acquisitions resulted in an expensive and redundant infrastructure that impeded greater efficiencies. In late 2002, however, we began redesigning our infrastructure with standardized technologies and process improvements.
      We have redesigned our sales organization; improved business, financial and purchasing processes; and outsourced many of our accounting, information technology and trust administration functions. We also implemented a new information system in field locations, replacing the three separate contract-entry systems previously used.

      With this streamlined infrastructure in place, we also made significant improvements in field management. Field management previously consisted of separate sales and operating organizations, each with different incentive systems and multiple layers of management. Our newly integrated management structure assigns a single business manager to each region, with the authority and accountability for producing favorable operating and financial results. We continue to search for additional efficiencies and believe there is still room for further improvement.
      Administrative and financial functions are now handled by support centers in Houston, Miami, New York and Los Angeles, reducing costs and allowing our field managers to focus on improving profitability and developing people. These four support centers also facilitate implementation of corporate strategies, policies and procedures.
Focus on Profitable Growth
      In recent years, we have strengthened our balance sheet, lowered our cost structure, introduced more efficient systems and processes and reinvigorated our management team. As a result, we have created a new foundation for growth that enhances both operating margins and operating cash flow.
      Over the next several years, we believe there are significant opportunities to achieve profitable growth. In the short-term, we believe we can grow by using more centralization and standardization to take advantage of our scale and by aligning preneed and pricing strategies with customer segments and our competitive advantages. Over the longer term, we believe that the aging of the Baby Boom generation will create expanding opportunities for an industry leader with superior brand, reputation, financial strength and geographic reach. We believe we can tailor our business approach by customer segment and expand in the customer segments in which we excel.
      Approach the Business by Customer Segment. We are replacing the industry’s traditional one-size-fits-all approach with a flexible operating and marketing strategy that categorizes customers according to personal needs and preferences. Using this new approach, SCI will tailor its product and service offerings based on four broad variables:

•	Convenience and location

•	Religious and ethnic customs

•	Quality and prestige, and

•	Price
      By identifying these customer bases, SCI can focus its resources on the most profitable customer segments and improve its marketing effectiveness. We will continue to refine our pricing, product and marketing strategies to support this approach.
      Understanding customer attitudes and preferences is essential to our business, and we continue to invest in research. We began tracking customer satisfaction in our funeral businesses in 2000, using independent surveys sent to each family three weeks after the funeral. More than 40 percent of these surveys are completed and returned. These surveys allow us to closely track customer satisfaction with each SCI location. Survey results help us to identify weaknesses, share best practices and refine our training.
      In 2005, we introduced an enhanced survey program conducted by J.D. Power and Associates, a premier marketing firm specializing in customer satisfaction. The J.D. Power survey is being used with both funeral and cemetery customers.
      In 2005, more than 94 percent of our respondents indicated that they were likely to recommend our services to others.
      Align Pricing with Customer Wants and Needs. SCI and the deathcare industry have historically generated most of their profits from the sale of traditional products (including caskets, vaults, and markers), while placing less emphasis on the services involved in funeral and burial preparation despite the high personnel and service costs incurred to perform these services. This pricing model has been challenged in recent years by retail outlets and websites specializing in the sale of these traditional products at substantially reduced prices. Additionally, this emphasis on traditional products has contributed to lower revenue and gross profits for cremation services as most cremation consumers do not purchase traditional deathcare products.
      We are currently in the process of realigning pricing in each of our regions from products to service offerings, reflecting our competitive advantage and what customers value. By the end of 2005, SCI had realigned pricing in 24 of our 73 regions, and we expect to complete the process in our remaining regions by the end of 2006. Our initial results in these regions have been favorable as evidenced by increases in the overall average revenue per funeral service and improved customer satisfaction ratings.
      We are confident that our new pricing strategies will succeed as we believe customers are less focused on products and more concerned with our ability to create a personally meaningful funeral service and to help them with the many details surrounding a death.
      Drive Operating Discipline and Take Advantage of Our Scale. Although we have already made substantial improvements to our infrastructure, we believe we can benefit from more centralization and standardization to take advantage of our scale. We believe there is room for improvement in our daily operating activities including staffing, central care, fleet management, and cemetery maintenance. We are developing clear, yet flexible, operating standards that will be used as benchmarks for productivity in these areas. In conjunction with these standards, we will develop and track shared best practices to support higher productivity.
      We intend to continue to capitalize on our nationwide network of properties by pursuing combined affinity relationships. Our most strategic affinity partnerships today are with the Veterans of Foreign Wars and Ladies Auxiliary whose combined membership exceeds two million. Over the longer term, we believe such groups can be a key influence in the funeral home selection process.
      Lastly, we will continue to pursue opportunities to more fully utilize our purchasing power. With enhanced systems, we are better able to track and analyze how and where purchase decisions are made.
      Manage and Grow the Footprint. SCI is systematically categorizing the regions surrounding each of our locations according to the customer segmentation variables discussed above. We are positioning each business location to support the preferences of its local customer base while monitoring the region for changing demographics and competitive dynamics.
      As prices for independent funeral homes and cemeteries continue to decline from the excessive levels of the 1990s, SCI intends to resume its acquisition activities, using disciplined guidelines. Future business expansion — whether through construction or acquisition — will target the highest-return customer segments. In our funeral home businesses, we will primarily target customers who value quality and prestige and those adhering to specific religious and ethnic customs. In our cemetery business, we will focus expansion efforts on large cemeteries that are or may be combined with funeral home operations.
      With our industry leadership, geographic reach and financial strength, we are well-positioned to achieve profitable growth for our shareholders while delivering superior service and peace of mind to an expanding customer base.
Critical Accounting Policies, New Accounting Pronouncements and Accounting Changes
      Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following is a discussion of our critical accounting policies pertaining to revenue recognition, preneed funeral and cemetery contracts, the impairment or disposal of long-lived assets, and the use of estimates.

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
      When a customer enters into a preneed funeral trust contract, the entire purchase price is deferred and the revenue is recognized at the time of maturity. The revenues associated with a preneed cemetery contract, however, may be recognized as different contract events occur. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed or is available for interment. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. For services and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered.

Preneed Funeral and Cemetery Activities
      In addition to selling our products and services to client families at the time of need, we sell price guaranteed preneed funeral and cemetery contracts which provide for future funeral or cemetery services and merchandise. A preneed arrangement is a means through which a customer contractually agrees to the terms of a funeral service, cremation service, and/or cemetery burial interment right, merchandise or cemetery service to be performed or provided in the future (that is, in advance of when needed or “preneed”).
      While some customers may pay for their preneed funeral or cemetery contract in a single payment, most preneed funeral and cemetery contracts are sold on an installment basis over a period of one to seven years. On these installment contracts, we receive, on average, a down payment at the time of sale of approximately 10%. We revised our policy for finance charges on preneed cemetery installment contracts in the second half of 2005. Based on this revision, preneed cemetery installment contracts generally now include a finance charge ranging from 9.9% to 10.9% depending on the payment period and state or provincial laws. Unlike cemetery installment contracts, the majority of our preneed funeral installment contracts have not included a finance charge. After test marketing a finance charge program for preneed funeral trust contracts during the fourth quarter of 2004, we implemented a finance charge program in five core trust states during 2005, which represent approximately 55% of our preneed funeral trust production.
      Since preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. See the Financial Assurances section for further details on our practice of posting such surety bonds. Alternatively, where allowed, customers may choose to purchase a life insurance or annuity policy from third party insurance companies to fund their preneed funeral. Only certain of these customer funding options may be applicable in any given market we serve. We do not fund preneed cemetery contracts with insurance policies.
      Trust Funded Preneed Funeral and Cemetery Contracts: The funds deposited into trust (in accordance with various state and provincial laws) are invested by independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines established by the Investment Committee of our Board of Directors. The trustees utilize professional investment advisors to select and monitor the money managers that make the individual investment decisions in accordance with the guidelines. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of the preneed programs. State or provincial law governs the timing of the required deposits into the trust accounts, which generally ranges from five to 45 days after receipt of the funds from the customer.
      Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale. As a result of the adoption of the revised Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R) in 2004, the preneed funeral and cemetery trust assets have been consolidated and are recorded in our consolidated balance sheet at market value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (SFAS 115). Investment earnings on trust assets are generally accumulated in the trust and distributed as the revenue associated with the preneed funeral or cemetery contract is recognized or cancelled by the customer. In certain states and provinces, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date.
      Prior to January 1, 2005, direct selling costs incurred pursuant to the sales of trust funded preneed funeral and cemetery contracts were deferred and included in Deferred charges and other assets in the consolidated balance sheet. The deferred selling costs were expensed in proportion to the corresponding revenues when recognized. Other selling costs associated with the sales and marketing of preneed funeral and cemetery contracts (e.g., lead procurements costs, brochures and marketing materials, advertising and administrative costs) were expensed as incurred.
      Beginning January 1, 2005, we made an accounting change to expense as incurred all direct selling costs associated with the sales of trust funded preneed funeral and cemetery contracts.
      If a preneed funeral or cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $112.0 million and $112.3 million as of December 31, 2005 and December 31, 2004, respectively.
      The cash flow activity over the life of a trust funded preneed funeral or cemetery contract from the date of sale to its recognition or cancellation is captured in the line item Net effect of preneed funeral or cemetery production and maturities/deliveries and Net income (loss) in the consolidated statement of cash flows. While the contract is outstanding, cash flow is provided by the amount retained from funds collected from the customer and any distributed investment earnings. Prior to January 1, 2005, this amount was reduced by the payment of preneed deferred selling costs. The effect of amortizing preneed deferred selling costs was reflected in Depreciation and amortization in the consolidated statement of cash flows. Effective January 1, 2005, the payment of direct selling costs associated with trust funded preneed contracts is reflected in the consolidated statement of cash flows as cash flows from operating activities in the line item Net income (loss), since such direct selling costs are expensed as incurred. At the time of death maturity, we receive the principal and undistributed investment earnings from the funeral trust and any remaining receivable due from the customer. At the time of delivery or storage of cemetery merchandise and service items for which we were required to deposit funds to trust, we receive the principal and undistributed investment earnings from the cemetery trust. There is generally no remaining receivable due from the customer, as our policy is to deliver preneed cemetery merchandise and service items only upon payment of the contract balance in full. This cash flow at the time of service, delivery or storage is generally less than the associated revenue recognized, thus reducing cash flow from operating activities.

      The tables below detail the North America results of trust funded preneed funeral and cemetery production for the years ended December 31, 2005 and 2004. The increase in preneed funeral trust production in 2005 relates primarily to a significant shift from the sale of insurance contracts to trust contracts in California and Colorado.

	North America
	Funeral

	Years Ended
	December 31,

	2005	2004

	(Dollars in
	millions)
Preneed Funeral Production:
Trust (including bonded)	$131.9	$113.9

Preneed Production (number of contracts):
Trust (including bonded)	35,490	33,286

	North America
	Cemetery

	Years Ended
	December 31,

	2005	2004

	(Dollars in
	millions)
Cemetery Sales Production:
Preneed Cemetery Production	$307.4	$303.4
Atneed Cemetery Production	210.5	197.7

Total Cemetery Sales Production	$517.9	$501.1

      Insurance Funded Preneed Funeral Contracts: Where permitted, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission for being the general agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third party insurance company generally equals the amount of the preneed funeral contract. However, we do not reflect the unfulfilled insurance funded preneed funeral contract amounts in our consolidated balance sheet.
      The third party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include increasing death benefit provisions, which are expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future for the prices that were guaranteed at the time of the preneed sale. These death benefits payable by third party insurance companies increase annually pursuant to the terms of the life insurance policies purchased in advance of need by our customers to fund their funerals. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. Approximately 60% of our 2005 North America preneed funeral production is insurance funded preneed funeral contracts.
      Additionally, we may receive cash overrides based on achieving certain dollar volume targets of life insurance policies sold as a result of marketing agreements entered into in connection with the sale of our insurance subsidiaries in 2000. These overrides are recorded in Other income, net in the consolidated statement of operations.
      If a customer cancels the insurance funded preneed funeral contract prior to death, the insurance company pays the cash surrender value under the insurance policy directly to the customer. If the contract was outstanding for less than one year, the insurance company generally charges back the GA revenues and overrides we received on the contract. An allowance for these charge backs is included in the consolidated balance sheet based on our historical charge back experience totaling $3.1 million and $3.6 million in 2005 and 2004, respectively.
      Because insurance funded preneed funeral contracts are not reflected in our consolidated balance sheet, the cash flow activity associated with these contracts generally occurs only at the time of sale and at death or cancellation, and is recorded as cash flows from operating activities within our funeral segment. Upon execution of the contract, the GA revenues and overrides received net of the direct selling costs provide a net source of cash flow. If the insurance contract cancels within one year following the date of sale, our cash flow is reduced by the charge back of GA revenues and overrides. At death maturity, the insurance funded preneed funeral contracts are included in funeral trade accounts receivable and funeral revenues when the funeral service is performed. Proceeds from the life insurance policies are used to satisfy the receivables due. The insurance proceeds (which include the increasing death benefit) less the funds used to provide the funeral goods and services provide a net source of cash flow.
      The table below details the North America results of insurance funded preneed funeral production for the years ended December 31, 2005 and 2004, and the number of contracts associated with that net production. In 2005, we began charging back preneed funeral insurance production for all cancellations of contracts greater than one year old. Previously, only cancellations less than one year were charged back as the related GA revenue was forfeited. These charge backs amounted to $21.2 million in 2005. The decrease in preneed funeral insurance production in 2005 relates to the change related to cancellations coupled with a significant shift from the sale of insurance contracts to trust contracts in California and Colorado.

	North America

	Years Ended
	December 31,

	2005	2004

	(Dollars in
	millions)
Preneed Funeral Production:
Insurance(1)	$193.4	$238.6

Preneed Production (number of contracts):
Insurance	42,221	51,533

Insurance funded preneed funeral selling activity:
GA revenue	$27.6	$28.3

(1)	Amounts are not included in the consolidated balance sheet.
      North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects the North America backlog of trust funded deferred preneed funeral and cemetery contract revenues (market and cost bases) including amounts related to Non-controlling interest in funeral and cemetery trusts at December 31, 2005 and 2004. Additionally, we have reflected the North America backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North America backlog of preneed funeral contract revenues at December 31, 2005 and 2004. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on our historical experience.
      The table also reflects the North America trust funded preneed funeral and cemetery receivables and trust investments (investments at market and cost bases) associated with the backlog of trust funded deferred preneed funeral and cemetery contract revenues, net of an estimated cancellation allowance. The cost and market values associated with funeral and cemetery trust investments included in the assets associated with the backlog of trust funded deferred preneed funeral and cemetery revenues at December 31, 2005 and 2004 are computed as follows:

•	Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments.

•	Market reflects the fair market value of securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority owned real estate investments).
      The market value of funeral and cemetery trust investments was based primarily on quoted market prices at December 31, 2005 and 2004. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited to trust and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies from the assignment of policy proceeds related to insurance funded funeral contracts.

	North America

	Funeral

	2005		2004

	Market	Cost	Market	Cost

	(Dollars in millions)
Backlog of trust funded deferred preneed funeral revenues(1)	$1,495.5	$1,482.6	$1,475.9	$1,440.8
Backlog of insurance funded preneed funeral revenues(2)	$2,162.7	$2,162.7	$2,202.6	$2,202.6

Total backlog of preneed funeral revenues	$3,658.2	$3,645.3	$3,678.5	$3,643.4

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,158.7	$1,145.9	$1,165.8	$1,130.6
Insurance policies associated with insurance funded deferred preneed funeral revenues, net of estimated allowance for cancellation(2)	$2,162.7	$2,162.7	$2,202.6	$2,202.6

Total assets associated with backlog of preneed funeral revenues	$3,321.4	$3,308.6	$3,368.4	$3,333.2

	North America

	Cemetery

	2005		2004

	Market	Cost	Market	Cost

	(Dollars in millions)
Backlog of deferred cemetery revenues(1)	$1,644.5	$1,600.5	$1,682.3	$1,605.4

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,157.4	$1,119.3	$1,237.4	$1,170.8

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated allowance for cancellation.

(2)	Insurance funded preneed funeral contracts, net of estimated allowance for cancellation are not included in the consolidated balance sheet.

Impairment or Disposal of Long-Lived Assets
      We test for impairment of goodwill using a two-step approach as prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The first step of our goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. The second step of our goodwill impairment test is required only in situations where the carrying amount of the reporting unit exceeds its fair value as determined in the first step. In such instances, we compare the implied fair value of goodwill (as defined in SFAS 142) to its carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair market value of a reporting unit is determined using a calculation based on multiples of revenue and multiples of EBITDA, or earnings before interest, taxes, depreciation and amortization, of both SCI and its competitors. Based on our impairment tests at September 30, 2005 and September 30, 2004, we concluded that there was no impairment of goodwill in accordance with SFAS 142.
      We review our remaining long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell.
      In November 2005, we sold 21 cemeteries and six funeral homes to StoneMor Partners LP. In the third quarter of 2005, we committed to a plan to sell these locations and classified these properties as held for sale. Pursuant to our impairment policy under SFAS 144, we recorded an impairment charge of $25.3 million in our cemetery segment and $4.7 million in our funeral segment.
      During the second quarter of 2004, we committed to a plan to divest our funeral and cemetery operations in Argentina and Uruguay. Upon this triggering event, in June 2004, we tested these operations for impairment in accordance with SFAS 144. As a result of this impairment test, we recorded an impairment charge of $15.2 million in our second quarter 2004 consolidated financial statements. At December 31, 2003, we had no recorded goodwill associated with Argentina and Uruguay. As a result, we did not perform a SFAS 142 test in 2003 for these operations.
      In January 2003, we classified the France operating assets held for sale and ceased depreciation. In 2004, we sold our funeral operations in France and then purchased a 25% equity interest in the total equity capital of the newly formed entity.

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

Allowances — We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and at need receivables, as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. After 30 days, atneed funeral receivables are considered past due. Collections are managed by the locations until a receivable is 180 days delinquent, at which time it is written off and sent to a collection agency. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.

Valuation of trust investments — With the implementation of revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R), as of March 31, 2004, we replaced receivables due from trust assets recorded at cost with the actual trust investments recorded at market value. The trust investments include marketable securities that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Where quoted market prices are not available, we obtain estimates of fair value from the managers of the private equity funds, which are based on the market value of the underlying real estate and private equity investments. These market values are based on contract offers for the real estate or the managers’ appraisals of the venture capital funds.

Legal liability reserves — Contingent liabilities, principally for legal liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in note thirteen of the consolidated financial statements, the Company’s legal exposures and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

Depreciation of long-lived assets — We depreciate our long-lived assets over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements.

Income taxes — Our ability to realize the benefit of certain of our deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from our current estimates. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States and, therefore, have not provided for deferred federal income taxes on such unremitted foreign earnings.

A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2002 and various state jurisdictions are auditing years through 2004. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals are presented in the balance sheet within Deferred income taxes and Other liabilities.

Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Our pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. On January 1, 2004, we changed our method of accounting for gains and losses on pension assets and obligations to recognize such gains and losses in our consolidated statement of operations during the year in which they occur. Therefore, in 2005 and 2004, the concept of an expected rate of return on plan assets is not applicable. In 2003 and prior years, it was our policy to use an expected rate for return on assets comparable to rates of return on high-quality fixed income investments available and expected to be available during the period to maturity of the Company’s pension benefits. We used a 9.0% assumed rate of return on plan assets in 2003 as a result of a high allocation of equity securities within the plan assets.

Discount rates used to determine pension obligations for our pension plans were 5.75%, 6.00% and 6.25% for the years ended 2005, 2004, and 2003, respectively. We base the discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index, high-quality fixed income investments. At December 31, 2005, 55% of our plan assets were invested in core diversified and market neutral hedge funds, 33% of the plan assets were invested in equity securities and the remaining 12% of plan assets were fixed income securities. As of December 31, 2005, the equity securities were invested approximately 58% in U.S. “Large Cap” investments, 21% in international equities and 21% in U.S. “Small Cap” investments. In connection with a $20 million infusion of funds into our plan in early 2004, we rebalanced the plan assets to have a lower percentage invested in traditional equity securities and fixed income securities and instead incorporate investments into hedge funds. We believe that over time this reallocation will reduce the volatility and limit the negative impact of our investment returns.

A sensitivity analysis of the net periodic benefit cost was modeled to assess the impact that changing discount rates could have on pretax earnings. The sensitivity analysis assumes a 0.25% adverse change to the discount rate with all other variables held constant. Using this model, our pretax earnings would have decreased by $1.0 million, or less than $.01 per diluted share, for the year ended December 31, 2005. See note fifteen to the consolidated financial statements in Item 8 of this Form 10-K for more information related to our pension plans.

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

Our independent actuaries used five actuarial methods generally accepted by the Casualty Actuarial Society to arrive at an estimate of a range that we refer to as “reasonably possible”. The Actuarial Standard of Practice No. 36 (ASOP 36 published by the American Academy of Actuaries) states: “A range of reasonable estimates is a range of estimates that could be produced by appropriate actuarial methods or alternative sets of assumptions that the actuary judges to be reasonable.” Methods used to determine the Company’s reasonably possible range are: paid and incurred loss development methods; frequency-severity methods; and paid and incurred Bornhuetter-Ferguson methods. All of these methods were used to determine our reasonably possible range of insurance loss reserves for the years ended December 31, 2005, 2004 and 2003.

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

As of December 31, 2005, reported losses within our retention for workers compensation, general liability and auto liability incurred during the period May 1, 1987 through December 31, 2005 were approximately $203.0 million. The selected fully developed ultimate settlement value estimated by our independent actuary was $238.6 million. Paid losses were $189.6 million indicating a reserve requirement of $49.0 million. After considering matters discussed with our independent actuary related to this calculation, we estimated the reserve to be $49.0 million as of December 31, 2005.

At December 31, 2005 and 2004, the balances in the reserve and the related activity were as follows:

(Dollars in millions)
Balance at December 31, 2003	$(46.8)
Additions	(38.3)
Payments	37.8

Balance at December 31, 2004	$(47.3)
Additions	(20.1)
Payments	18.4

Balance at December 31, 2005	$(49.0)

Our independent actuary performed a sensitivity analysis that was modeled to assess the impact of changes to the reserve pertaining to workers compensation, general liability, and auto liability. The sensitivity analysis assumes an instantaneous 10% adverse change to the loss development factors as summarized below.

Sensitivity
Analysis
(Dollars in millions)
Workers Compensation	$2.7
General Liability	$1.6
Auto Liability	$.3

Total Sensitivity	$4.6

(1)	The loss development factors used in the December 31, 2005 calculation are based on the Company’s actual claim history by policy year for the period beginning May 1, 1991 — May 1, 2005.

Recent Accounting Pronouncements and Accounting Changes

Accounting for Certain Hybrid Financial Instruments
      In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for us). We do not expect this statement to have a material impact on our consolidated financial statements.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 primarily requires retrospective application to prior period financial statements for the direct effects of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes or error corrections after the effective date, but we do not expect SFAS 154 to have a material impact on our consolidated financial statements.

Other-Than-Temporary Impairments
      In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP supersedes EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary analysis conducted in periods beginning after December 15, 2005. We adopted the provisions of FSP FAS 115-1 as of January 1, 2006 and as of the date of adoption, this statement had no material impact on our consolidated financial statements.

Deferred Selling Costs
      Effective January 1, 2005, we changed our method of accounting for direct selling costs related to the acquisition of preneed funeral and preneed cemetery contracts. Prior to this change, we capitalized such direct selling costs and amortized these deferred selling costs in proportion to the revenue recognized. Under our new method of accounting, we expense these direct selling costs as incurred. We believe the new method is preferable because it better reflects the economics of our business.
      As of January 1, 2005, we recorded a cumulative effect charge of $187.5 million, net of tax of $117.4 million. This amount represents the cumulative balance of deferred selling costs recorded on our consolidated balance sheet in Deferred charges and other assets at the time of the accounting change. If we had not changed our method of accounting for direct selling costs as described above, net income for the year ended December 31, 2005 would have been approximately $10.5 million or $.03 per basic and diluted share higher than currently reported.

      The pro forma amounts for the years ended December 31, 2004 and 2003 in the table below reflect our new policy to expense selling costs as incurred. The effect of the change for the years ended December 31, 2004 and December 31, 2003 would have decreased net income from continuing operations before cumulative effects of accounting changes by approximately $9.4 million and $6.5 million or $.03 and $.02 per diluted share, respectively.

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003

		Deferred			Deferred
		Selling			Selling
		Costs	Pro		Costs	Pro
	Historical	Net(1)	Forma	Historical	Net(1)	Forma

	(Dollars in millions, except per share data)
Gross profits:
Funeral	$226.4	$(4.7)	$221.7	$273.2	$(4.3)	$268.9
Cemetery	102.1	(9.6)	92.5	82.6	(6.4)	76.2

	328.5	(14.3)	314.2	355.8	(10.7)	345.1
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$111.9	$(14.3)	$97.6	$96.6	$(10.7)	$85.9
Net income (loss)	$114.1	$(9.4)	$104.7	$85.1	$(6.5)	$78.6
Amounts per common share:
Net income (loss) — basic	$.36	$(.03)	$.33	$.28	$(.02)	$.26
Net income (loss) — diluted	$.35	$(.03)	$.32	$.28	$(.02)	$.26

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.

Inventory Costs
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS 151 as of January 1, 2006 and as of the date of adoption, this statement had no material impact on our consolidated financial position, results of operations, or cash flows.

Share-Based Payment
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will continue to utilize the Black-Scholes option pricing model to measure the fair value of our stock options. We have adopted SFAS 123R on January 1, 2006 and will use the modified-prospective transition method. We have calculated our historical pool of windfall tax benefits by comparing the book expense for individual stock grants and the related tax deduction for options granted after January 1, 1995. Additionally, adjustments were made to exclude windfall tax benefits which were not realized due to our net operating loss position. We have completed this calculation and have determined an additional paid in capital pool of approximately $2.1 million. The adoption of SFAS 123R is expected to negatively impact our after-tax earnings by approximately $2.6 million or $.01 per diluted share for the year ending December 31, 2006.
      Under the modified-prospective method, we will recognize compensation expense in our consolidated financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after December 31, 2005, as well as for any awards that were granted prior to December 31, 2005 for which requisite service will be provided after December 31, 2005. The compensation expense on awards granted prior to December 31, 2005 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation included in prior filings. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. See note fourteen to the consolidated financial statements in Item 8 of this Form 10-K for further information related to our stock-based compensation plans.

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
      We implemented FIN 46R as of March 31, 2004. Prior to the implementation, we operated certain cemeteries in Michigan which we managed but did not own. During our evaluation of FIN 46R, we evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by the Company in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, we receive the majority of the cash flows from these cemeteries. Additionally, we absorb the majority of these cemeteries’ expected losses and receive a majority of the cemeteries’ residual returns. As a result, we concluded that we were the primary beneficiary of these cemeteries and that the long-term sales, accounting, and cash management agreement is a variable interest as defined by FIN 46R. Given the circumstances above, we consolidated such cemeteries as of March 31, 2004. We recognized an after tax charge of $14.0 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in our consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on our reported results of operations.

Pension Plans
      Effective January 1, 2004, we changed our accounting for gains and losses on our pension plan assets and obligations. We now recognize pension gains and losses in our consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of our pension plans and recognize gains and losses on the pension plan assets and obligations in the year the gains or losses occur. As a result of this accounting change, we recognized a cumulative effect charge of an accounting change of $33.6 million (net of tax) as of January 1, 2004. This amount represented accumulated unrecognized net losses related to our pension plan assets and liabilities. Under our new accounting policy, we record net pension expense or income reflecting estimated returns on plan assets and obligations for our interim financial statements, and we recognize actual gains and losses on plan assets and obligations for our full-year (annual) financial statements as actuarial information becomes available upon review of the annual remeasurement. See note fifteen to the consolidated financial statements in Item 8 of this Form 10-K for additional information on pensions.
Results of Operations — Years Ended December 31, 2005, 2004 and 2003

Management Summary
      By the end of 2005, SCI had substantially completed its goal of selling non-strategic or underperforming businesses. From 2003 to 2005, we sold or discontinued more than 1,200 locations, including over 200 in North America and all of our locations in France and South America. As a result, our revenues have decreased from $2.3 billion in 2003 to $1.7 billion in 2005. However, during this same period our gross profit margin improved to 17.4% from 15.4% and our operating cash flow continued to improve. Other key highlights during this three year period include:

•	a $500 million reduction of debt,

•	a $450 million cash balance at December 31, 2005,

•	investment of more than $335 million in share repurchases which reduced our outstanding shares by 47.7 million, and

•	payment of a quarterly dividend

Results of Operations
      In 2005, the Company reported a net loss of $126.7 million or $.41 per diluted share. These results were impacted by large non-recurring items that decreased earnings, including accounting changes of $187.5 million, net losses on asset sales of $31.2 million, and losses on the early extinguishment of debt of $9.3 million, partially offset by an income tax benefit of $11.9 million. During 2005, discontinued operations produced $4.1 million of earnings.
      In 2004, the Company reported net income of $114.1 million or $.35 per diluted share. These results were also impacted by large non-recurring items that decreased earnings, including accounting changes of $47.6 million, losses on the early extinguishment of debt of $10.5 million, and settlements of significant litigation matters of $38.7 million. These reductions to earnings were offset by net gains on asset sales of $53.2 million, an income tax benefit of $7.9 million and interest from a note receivable of $2.7 million. During 2004, discontinued operations produced $41.6 million of earnings.
      In 2003, the Company reported net income of $85.1 million or $.28 per diluted share. These results were also impacted by large non-recurring items that decreased earnings including $61.0 million in expenses related to outstanding litigation matters and other operating expenses related to severance costs of $5.9 million, partially offset by a $32.7 million net gain on dispositions and $15.8 million in earnings from discontinued operations.

Actual Versus Comparable Results — Years Ended December 31, 2005, 2004 and 2003
      The table below reconciles our GAAP results to our comparable, or “same store,” results for the years ended December 31, 2005, 2004 and 2003. We define comparable operations (or same store operations) as those that were owned for the entire period beginning January 1, 2003 and ending December 31, 2005. The following tables present operating results for SCI funeral and cemetery locations that were owned by SCI all three years.

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2005	Actual	Construction	Dispositions	Comparable

	(Dollars in millions)
North America
Funeral revenue	$1,143.5	$2.6	$36.3	$1,104.6
Cemetery revenue	560.3	1.1	11.3	547.9

	1,703.8	3.7	47.6	1,652.5

Other foreign
Funeral revenue	11.7	—	—	11.7
Cemetery revenue	0.1	—	0.1	—

	11.8	—	0.1	11.7

Total revenues	$1,715.6	$3.7	$47.7	$1,664.2

North America
Funeral gross profits	$214.9	$(0.1)	$1.7	$213.3
Cemetery gross profits	82.4	0.6	(1.7)	83.5

	297.3	0.5	—	296.8

Other foreign
Funeral gross profits	1.5	—	—	1.5
Cemetery gross profits	—	—	—	—

	1.5	—	—	1.5

Total gross profit	$298.8	$.5	$—	$298.3

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2004	Actual	Construction	Dispositions	Comparable

	(Dollars in millions)
North America
Funeral revenue	$1,120.1	$0.7	$71.8	$1,047.6
Cemetery revenue	570.1	—	19.8	550.3

	1,690.2	0.7	91.6	1,597.9

Other foreign
Funeral revenue	139.7	—	127.3	12.4
Cemetery revenue	1.3	—	1.3	—

	141.0	—	128.6	12.4

Total revenues	$1,831.2	$0.7	$220.2	$1,610.3

North America
Funeral gross profits	$213.3	$(0.2)	$7.0	$206.5
Cemetery gross profits	102.0	—	(1.1)	103.1

	315.3	(0.2)	5.9	309.6

Other foreign
Funeral gross profits	13.1	—	11.6	1.5
Cemetery gross profits	0.1	—	0.1	—

	13.2	—	11.7	1.5

Total gross profit	$328.5	$(0.2)	$17.6	$311.1

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2003	Actual	Construction	Dispositions	Comparable

	(Dollars in millions)
North America
Funeral revenue	$1,143.9	$0.4	$96.5	$1,047.0
Cemetery revenue	572.2	—	20.5	551.7

	1,716.1	0.4	117.0	1,598.7

Other foreign
Funeral revenue	595.9	—	584.6	11.3
Cemetery revenue	1.2	—	1.2	—

	597.1	—	585.8	11.3

Total revenues	$2,313.2	$0.4	$702.8	$1,610.0

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2003	Actual	Construction	Dispositions	Comparable

	(Dollars in millions)
North America
Funeral gross profits	$202.0	$(0.1)	$8.8	$193.3
Cemetery gross profits	82.6	—	4.5	78.1

	284.6	(0.1)	13.3	271.4

Other foreign
Funeral gross profits	71.1	—	68.2	2.9
Cemetery gross profits	0.1	—	0.1	—

	71.2	—	68.3	2.9

Total gross profit	$355.8	$(0.1)	$81.6	$274.3

      The following table provides the data necessary to calculate SCI’s comparable average revenue per funeral service in North America for the years ended December 31, 2005, 2004 and 2003. We calculate average revenue per funeral service by dividing adjusted comparable North America funeral revenue by the comparable number of funeral services performed in North America during the period. In calculating average revenue per funeral service, we exclude General Agency (GA) revenues and revenues from our Kenyon subsidiary in order to avoid distorting our averages of normal funeral case volume.

	2005	2004	2003

	(Dollars in millions, except
	average revenue per funeral
	service)
Comparable North America funeral revenue	$1,104.6	$1,047.6	$1,047.0
Less: GA revenues(1)	27.6	27.8	26.2
Kenyon revenues(2)	23.9	3.4	12.0

Adjusted Comparable North America funeral revenue	$1,053.1	$1,016.4	$1,008.8
Comparable North America funeral services performed	238.8	235.5	239.5
Comparable North America average revenue per funeral service	$4,410	$4,316	$4,212

(1)	GA revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon International Emergency Services (Kenyon) is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenues and gross profits associated with Kenyon are subject to significant variation due to the nature of its operations.

Funeral Results

Funeral Revenue
      Consolidated revenues from funeral operations declined by $104.6 million in 2005 compared to 2004 primarily due to the sale of funeral operations in France which contributed $127.3 million in revenues during 2004. The decrease in revenues related to our former French operations was offset by an increase in North America revenues of $23.4 million. This increase was primarily due to an increase in Kenyon’s revenues of $20.4 million over prior year resulting from disaster management services provided in Asia, Greece and the U.S. gulf coast. Consolidated funeral revenues in 2004 decreased $480.0 million compared to 2003, largely because of the March 2004 disposition of funeral operations in France, which represented $457.3 million of the decline.

      North America comparable revenue increased $57.0 million over 2004. Increases in Kenyon revenue as described above contributed $20.4 million of the increase. The remaining increase was primarily a result of an increase in comparable atneed revenue resulting from an increase in funeral volume and a higher average revenue per funeral. Comparable funeral revenue in North America increased by $0.6 million, or less than 1%, from 2003 levels, primarily due to an $8.5 million decrease in Kenyon revenue from 2003 disaster management services related to the World Trade Center disaster and a decline in funeral volume, which were more than offset by an increase in the average revenue per funeral service and an increase in GA revenue.

Average Revenue Per Funeral
      Part of the increase in North America comparable funeral operating revenue in 2005 described above was driven by a 2.2% increase in average revenue and a 1.4% increase in volume. The North America comparable average revenue per funeral service increased 2.5% in 2004 as compared to 2003. We have continued to see increases in the North America comparable average revenue per funeral service despite an increase in the percentage of cremation services. Of the total comparable funeral services performed in 2005, 40.2% were cremation services versus 38.9% in 2004 and 37.6% in 2003. Average revenue per North America comparable funeral service was favorably impacted in 2005 by the Company’s strategic pricing realignment initiative in the last half of the year.

Funeral Volume
      North America comparable funeral volume increased in 2005 compared to 2004. This increase included a 4.8% increase in cremations and a relatively stable number of traditional interments which resulted from increased volume due, in part, to marketing initiatives implemented in 2005. The funeral volumes of SCI’s comparable locations in North America were 1.7% less in 2004 than in 2003. We believe these results are better than or consistent with those reported by other companies in the funeral service and casket manufacturing industries and that they are primarily reflective of the number of deaths in our regions. Over time, we believe the decline in the number of deaths will stabilize because of the aging population. For a further description of our initiatives to grow revenues, see the Focus on Profitable Growth section earlier in this Item of this Form 10-K.

Funeral Gross Profit
      Consolidated funeral gross profits decreased $10.0 million in 2005, primarily due to an $11.6 million decline related to the disposition of our French operations in March 2004. In 2004, consolidated funeral gross profits decreased $46.8 million from 2003, primarily because of a $56.7 million decline related to the disposition of French operations early in 2004. Gross profits from the French funeral operations were $11.6 million through March 2004 when compared to $68.3 million for the full year of 2003.
      Our comparable North America funeral gross profit improved $6.8 million (3.3%) in 2005 versus 2004; however, the comparable funeral gross margin percentage decreased to 19.3% compared to 19.7% in 2004. Despite the improved revenues discussed above, margin percentages declined because of increased costs, which included a $4.7 million effect from our change in accounting for deferred selling costs as well as inflationary increases in merchandise costs, increases in group health and pension costs, and increased costs related to our trust reconciliation projects and Sarbanes-Oxley compliance activities. Comparable funeral gross profits from operations in North America increased $13.2 million in 2004 compared to 2003 despite a decline in North America comparable funeral revenues. This increase was a result of reduced overhead costs and lower pension expenses, which were partially offset by declines in revenue from Kenyon. The comparable funeral gross margin percentage improved to 19.7% in 2004, compared to 18.5% in 2003.

Cemetery Results

Cemetery Revenue
      Consolidated cemetery revenues decreased $11.0 million in 2005 versus 2004 due to a $9.8 million decline in North America operations. Approximately $11.3 million of the decrease was due to a decrease in the number of SCI’s North American properties as a result of our continued effort to dispose of non-strategic locations. Consolidated cemetery revenues in 2004 were slightly below 2003.
      North America comparable cemetery revenue decreased $2.4 million or 1.0% compared to 2004. This decrease primarily resulted from declines associated with constructed cemetery property and interest on trade receivables. Decreases in interest on trade receivables resulted from an increase in the number of contracts that were not financed, increased down payments, and shorter financing terms. North America comparable cemetery revenue in 2004 was relatively flat compared to 2003.

Cemetery Gross Profits
      Consolidated cemetery gross profits decreased $19.7 million in 2005 as compared to 2004. These declines were due to the decrease in revenue discussed above, coupled with a $9.5 million negative impact from our change in accounting related to deferred selling costs. In 2004, consolidated cemetery gross profits increased $19.4 million from 2003, which resulted primarily from a reduction in North American overhead costs, pension expenses and maintenance expenses.
      North America comparable cemetery gross profits decreased $19.6 million in 2005 compared to 2004 due to the decrease in revenue and the change in accounting for deferred selling costs described above. The comparable cemetery gross margin percentage decreased to 15.2% in 2005 from 18.7% in 2004. North America comparable cemetery gross margin increased $25.0 million (32.0%) in 2004 compared to 2003. Gross margin percentages improved from 14.2% to 18.7% for the same period. These improvements were driven by increased revenues as discussed above and reductions in overhead costs, pension expenses and maintenance expenses due to increased focus on our cost structure.

Other Financial Statement Items

General and Administrative Expenses
      General and administrative expenses were $84.8 million in 2005 compared to $130.9 million in 2004 and $178.1 million in 2003. Included in 2004 and 2003 are expenses associated with the settlement of certain significant litigation matters. We recognized litigation expenses (net of insurance recoveries of $1.6 million in 2004 and $25.0 million in 2003) of $61.1 million in 2004 compared to $95.2 million in 2003. Additionally, in 2003 we recognized approximately $14 million of accelerated amortization expense related to our former information technology systems that were replaced beginning in the second half of 2003.
      Excluding litigation expenses and accelerated system amortization costs in all periods, general and administrative expenses in 2005 were $84.8 million compared to $69.8 million in 2004 and $69.1 million in 2003. Increased costs associated with Sarbanes-Oxley compliance efforts were partially offset by reductions in information technology and other overhead expenses.

Gains and Impairment (Losses) on Dispositions, Net
      In 2005, we recognized a $26.1 million net pretax loss from impairments. This loss was primarily associated with the disposition of underperforming funeral and cemetery businesses in North America (including the $30.0 million impairment of assets sold to StoneMor Partners LP in the third quarter of 2005). The net loss was partially offset by the release of approximately $15.6 million in indemnification liabilities primarily related to the 2004 sales of our United Kingdom and French operations.
      In 2004, we recognized a $25.8 million net pretax gain from our disposition activities, including a $41.2 million gain from the sale of our equity and debt holdings in our former United Kingdom operations and a $6.4 million gain from the disposition of our French funeral operations. These gains were partially offset by net losses associated with various dispositions in North America. In 2003, we recognized a net pretax gain of $50.7 million primarily related to the sale of our equity holdings in our former operations in Australia and Spain. For further information regarding gains and impairment losses on dispositions see note nineteen to the consolidated financial statements in Item 8 of this Form 10-K.

Interest Expense
      Interest expense decreased to $102.3 million in 2005, compared to $117.9 million in 2004 and $138.6 million in 2003. The decline of $36.3 million, or 26.2%, in interest expense between 2003 and 2005 reflects the Company’s improved capital structure. Between 2003 and 2005, the Company reduced its total debt by more than $500 million by generating improved operating cash flows and through its successful asset divestiture programs, which produced more than $750 million in net cash proceeds.

Interest Income
      Interest income of $16.7 million in 2005, compared to $13.5 million in 2004, reflects the increase in our cash balance invested in commercial paper, which contributed $7.2 million. This increase was offset by $4.5 million of reduced interest income related to a note receivable from our former investment in a United Kingdom company collected in full in 2004. Interest income of $13.5 million in 2004 was up from the $6.2 million reported in 2003 primarily due to interest income from our former investment in a United Kingdom company discussed above.

(Loss) Gain on Early Extinguishment of Debt, Net
      During 2005, we purchased $16.6 million aggregate principal amount of our 7.70% notes due 2009 in the open market, and $0.3 million aggregate principal amount of our 6.00% notes due 2005 in the open market. Also during 2005, we redeemed $130.0 million aggregate principal amount of our 6.875% notes due 2007 and $139.3 million aggregate principal amount of our 7.20% notes due 2006 pursuant to a tender offer for such notes. As a result of these transactions, we recognized a loss of $14.3 million, which is comprised of the redemption premiums paid of $12.2 million and the write-off of unamortized debt issuance costs of $2.1 million, recorded in Loss (gain) on early extinguishment of debt in our consolidated statement of operations during the year ended December 31, 2005.
      In 2004, we extinguished $200.0 million aggregate principal amount of the 6.00% notes due 2005, pursuant to the Offer to Purchase, dated March 24, 2004. We also purchased $8.7 million aggregate principal amount of the 6.00% notes due 2005 in the open market. The holders of $221.6 million of our 6.75% convertible subordinated notes due 2008 converted their holdings to equity in June 2004, pursuant to the terms of the notes. Simultaneously, we exercised our option by redeeming the remaining outstanding $91.1 million of the notes. As a result of these transactions, we recognized a loss on the early extinguishment of debt of $16.8 million recorded in (Loss) gain on early extinguishment of debt in the consolidated statement of operations during the year ended December 31, 2004.

Other Income, Net
      Other income, net was $2.8 million in 2005, compared to $9.7 million in 2004 and $8.3 million in 2003. The components of other income for the years presented are as follows:

•	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $6.0 million in 2005, compared to $6.3 million in 2004 and $5.6 million in 2003.

•	Surety bond premium costs were $3.6 million in 2005, compared to $4.0 million in 2004 and $4.1 million in 2003.

•	The remaining income of $0.4 million in 2005, income of $7.4 million in 2004, and income of $6.8 million in 2003 are primarily attributable to net gains and losses related to foreign currency transactions.

(Provision) Benefit for Income Taxes
      The consolidated effective tax rate in 2005 resulted in a provision of 37.6%, compared to a benefit of 7.3% in 2004 and a provision of 28.3% in 2003. The 2005 tax rate was negatively impacted by permanent differences between the book and tax bases of North American asset dispositions and was partially offset by state net operating loss benefits. The 2004 tax rate was favorably impacted by tax benefits resulting from the disposition of our operations in France and the United Kingdom and from state net operating losses realized in 2004. The tax benefits from dispositions result from differences between book and tax bases and from the reversal of tax liabilities that were then recorded as warranty indemnification liabilities.

Weighted Average Shares
      The weighted average number of shares outstanding was 306.7 million in 2005, compared to 344.7 million in 2004 and 300.8 million in 2003. The decrease in 2005 versus 2004 was mainly due to our share repurchase program, which began in the third quarter of 2004. The increase in 2004 versus 2003 was mainly due to the conversion of our convertible senior notes in June 2004, which resulted in the issuance of approximately 32.0 million shares. The assumed conversion of such shares was antidilutive in 2003. The remaining share increase in 2004 was related to dilutive outstanding stock options and the contribution of common stock to our 401(k) retirement plan, which was partially offset by share repurchases. Effective January 1, 2005, we began contributing cash to fund the Company’s matching contribution to our 401(k) retirement plan and discontinued funding through the use of common stock.
Financial Condition, Liquidity and Capital Resources

Capital Allocation Considerations
      Since 1999, SCI has gained significant financial flexibility by reducing debt and improving cash flow. Our primary financial focus for the future will be on funding disciplined growth initiatives that generate increased profitability, revenues and cash flow margins.
      First, we believe we can use capital productively by re-investing in our existing businesses. These capital investments may include the construction of high-end cemetery property (such as private family estates) and the construction of funeral home facilities on Company-owned cemeteries.
      Second, we believe that the acquisition of additional deathcare operations can leverage our scale and capabilities if the expected returns exceed our cost of capital.
      Third, a financial priority is to continue returning cash to shareholders through stock repurchases and dividends. Since August 2004, SCI has repurchased 47.7 million of its shares at an average price of $7.03, for a total of $335.4 million. Our Board has currently authorized an additional $64.6 million for share repurchases. We have made and intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to acceptable market conditions and normal trading restrictions. There can be no assurance that we will continue to buy our common stock under our share repurchase programs. Important factors that could cause us not to continue to repurchase our shares include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.
      Since early 2005, SCI has paid shareholders a quarterly cash dividend of $.025 per share. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.
      We currently consider our Company under-leveraged relative to companies in other industries with similar growth characteristics. Therefore, our focus is not currently on debt reduction. SCI’s near-term maturities are minimal, with less than $300 million cumulative through the end of 2008. We expect to make these scheduled debt payments through 2008 from cash flow generated by the Company. We believe that we have adequate resources to meet our near and intermediate term debt obligations, our planned capital expenditures, and other cash requirements, as well as to have funds available for future growth.

Cash Flow
      We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the year ended December 31, 2005 compared to the same periods of 2004 and 2003 are as follows:
      Operating Activities — Cash flows from operating activities increased by $218.7 million to $312.7 million in 2005 compared to 2004. The 2004 cash flows from operating activities of $94.0 million declined by $280.1 million as compared to the operating cash flows in 2003. Included in 2005 was a federal income tax refund of $29.0 million. Included in 2004 was the payment of $131.1 million related to the resolution of certain litigation matters, a $20.0 million voluntary cash contribution to our pension plan, and the payment of $11.4 million to retire life insurance policy loans related to our SERP and Senior SERP retirement programs. Included in 2003 was a tax refund of $94.5 million and disbursements of $27.1 million (net of insurance recoveries) related to the resolution of certain litigation matters.
      In addition to the items mentioned above, the increase in operating cash flows in 2005 as compared to 2004 is the result of an extra bi-weekly cash payroll payment of approximately $19.0 million in 2004, an approximate $13.0 million decrease in bonus payments, an increase in net trust withdrawals, and a $16.7 million decrease in cash interest paid. These net sources of cash were partially offset by cash outflows of $16.0 million associated with the Company’s cash funding of its 401(k) matches in 2005 (compared with funding through the use of stock in 2004) and a $10.2 million increase in cash outflows to improve internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act. Cash receipts from Kenyon increased $15.0 million (offset by an $18.8 million increase in Kenyon expenses) in 2005 compared to the same period in 2004 due to Kenyon’s involvement with the incidents in Asia, Greece and the U.S. gulf coast. Additionally, cash flows from operating activities provided by our former operations in France decreased $18.3 million in 2005 as a result of the sale of our French operations in March 2004.
      The decrease in operating cash flows in 2004 as compared to 2003 was also driven by the extra bi-weekly cash payroll payment in 2004 and the divestiture of our operations in France. Cash flow from operating activities in France declined $14.7 million from $33.0 million in 2003 to $18.3 million for the short period in 2004 prior to the disposition. The remaining decline was attributable to the replacement of bonding with trust funding for new preneed sales in Florida and working capital increases primarily associated with decreases in accounts receivable collections. These net cash outflows were partially offset by a $25.6 million decrease in cash interest payments due to significant debt reductions during 2004.
      We did not pay federal income taxes in 2005, 2004 or 2003. Because of our significant net operating loss carryforwards we do not expect to pay federal income taxes until 2007. Foreign, state and local income tax payments declined $4.2 million to $6.6 million in 2005 as compared to $10.8 million in 2004 and $14.5 million in 2003 primarily as a result of less foreign taxes paid due to the disposition of our French operations in 2004.
      Investing Activities — Cash flows from investing activities declined by $118.5 million in 2005 compared to 2004 primarily due to a decline in proceeds from sales of international businesses and equity investments and a decrease in net withdrawals from restricted funds primarily related to various commercial commitments. Partially offsetting these decreases was the payment in 2004 of $51.7 million to satisfy a contingent purchase obligation associated with the 1998 acquisition of our operations in Chile. The $326.9 million improvement in investing cash flows in 2004 as compared to 2003 is driven by proceeds from dispositions and an increase in net withdrawals from restricted funds, partially offset by the 2004 payment of the contingent purchase obligation previously mentioned.
      In 2005, we received $90.4 million from the disposition of our cemetery operation in Chile, $42.7 million related to the collection of the EUR 10,000 note receivable and the redemption of preferred equity certificates related to our equity investment in our former French operations (of which $39.7 million is reported as an investing activity), and $21.6 million from the disposition of our Argentina and Uruguay businesses.
      In March 2004, we sold our funeral operations in France and received net cash proceeds of $281.7 million. Following a successful public offering transaction of our former United Kingdom affiliate during the second quarter of 2004, we liquidated our debt and equity holdings in our former United Kingdom affiliate and collected $53.8 million in aggregate, of which $49.2 million is reported as an investing activity.
      Financing Activities — Cash used for financing activities decreased $9.6 million in 2005 compared to 2004 primarily due to stock repurchases, partially offset by debt extinguishments and dividend payments. The $35.7 million increase in cash used for financing in 2004 as compared to 2003 was driven by debt extinguishments and stock repurchases.
      Payments of debt were $85.6 million in 2005 primarily related to the $63.5 million final payment of 6.00% notes due December 2005 and $14.5 million in note payments. Payments of debt were $177.6 million in 2004 primarily related to the repayment of $111.2 million of the 7.375% notes due 2004 and $50.8 million of 8.375% notes due in 2004.
      Proceeds from the issuance of debt were $291.5 million in 2005 due to the issuance of senior unsecured 7.00% notes due June 15, 2017 for $300.0 million, net of $1.0 million of debt issue costs. In 2004, proceeds of $241.4 million were due to the issuance of 6.75% notes due April 1, 2016 in the amount of $250.0 million, net of $0.4 million of debt issue costs.
      We repurchased 31.0 million shares of our common stock for $225.1 million in 2005 and 16.7 million shares of common stock for $110.3 million in 2004.
      We paid $22.6 million of cash dividends during 2005 related to the quarterly cash dividend recently reinstated by the Board of Directors. There were no dividend payments in 2004 or 2003.

Debt
      Our financial condition continues to improve as demonstrated by the following trend in our cash and debt balances at December 31:

	December 31,

	2005	2004	2003	2002

	(In millions)
Total debt	$1,195.9	$1,267.1	$1,701.9	$1,974.4
Cash and cash equivalents	446.8	287.8	239.4	200.6

Total debt less cash and cash equivalents	$749.1	$979.3	$1,462.5	$1,773.8

      In 2005, we continued to increase our cash balance while simultaneously reducing our total debt. Total debt less cash and cash equivalents at December 31, 2005 was $749.1 million, representing our lowest levels since 1990. Total debt less cash and cash equivalents has been reduced by approximately $1.0 billion or almost 60% since December 31, 2002. This reduction is a result of improved operating cash flows and a successful asset divestiture programs that produced almost $1.2 billion of net cash proceeds.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments
      We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as debt maturities, interest on long-term debt, and employment, consulting and non-competition agreements. We also have commercial and contingent obligations that result in cash payments only if certain contingent events occur requiring our performance pursuant to a funding commitment.
      The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2005.

	Payments Due by Period

Contractual Obligations	2006	2007 - 2008	2009 - 2010	Thereafter	Total

	(Dollars in millions)
Current maturities of long-term debt(1)	$20.5	$—	$—	$—	$20.5
Long-term debt maturities(1)	—	225.0	346.9	603.5	1,175.4
Interest obligation on long-term debt	88.8	155.5	94.3	236.0	574.6
Casket purchase agreement(2)	48.0	—	—	—	48.0
Operating lease agreements(3)	35.3	57.5	37.9	74.1	204.8
Employment, consulting and non-competition agreements(4)	21.6	21.5	4.2	2.3	49.6

Total contractual obligations	$214.2	$459.5	$483.3	$915.9	$2,072.9

(1)	Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit agreement contains a maximum leverage ratio and a minimum interest coverage ratio. See note ten to the consolidated financial statements in Item 8 of this Form 10-K for additional details of our long-term debt.

(2)	We have executed a purchase agreement with a major casket manufacturer for our North America operations with an original minimum commitment of $750 million, covering a six-year period that expired in 2004. The agreement contained provisions for annual price adjustments and provided for a one-year extension to December 31, 2005, which we elected to extend in order to satisfy our commitment. In January 2005, we again amended the original purchase agreement to allow us to continue purchasing caskets through 2006, subject to price increase limitations. At December 31, 2005, our remaining casket purchase commitment under the agreement was $48.0 million. See note thirteen to the consolidated financial statements in Item 8 of this Form 10-K for additional details related to this purchase agreement.

(3)	The majority of our operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our operating leases primarily relate to funeral service locations, automobiles, limousines, hearses, cemetery operating and maintenance equipment and two aircraft. We have residual value exposures related to certain operating leases of approximately $22.2 million. We believe it is unlikely that we will have to make future cash payments related to these residual value exposures.

In order to eliminate the variable interest rate risk in the Company’s operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements subsequent to December 31, 2005. Based on the amended terms, these leases have been converted from operating leases to capital leases for accounting purposes in 2006. See note thirteen to the consolidated financial statements in Item 8 of this Form 10-K for additional details related to leases.

(4)	We have entered into management employment, consulting and non-competition agreements which contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees of the Company and former owners of businesses acquired. The contractual obligation amounts pertain to the total commitment outstanding under these agreements and may not be indicative of future expenses to be incurred related to these agreements due to cost rationalization programs completed by the Company. Agreements with contractual periods less than one year are excluded. See note thirteen to the consolidated financial statements in Item 8 of this Form 10-K for additional details related to these agreements.

      We have not included amounts in this table for payments of pension contributions and payments for various postretirement welfare plans and postemployment benefit plans, as such amounts have not been determined beyond 2005.
      The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2005.

	Expiration by Period

Commercial and Contingent Obligations	2006	2007 - 2008	2009 - 2010	Thereafter	Total

	(Dollars in millions)
Surety obligations(1)	$285.7	$—	$—	$—	$285.7
Letters of credit(2)	54.7	—	—	—	54.7
Representations and warranties(3)	9.4	24.1	—	—	33.5
Income distributions from trust(4)	15.8	—	—	—	15.8

Total commercial and contingent obligations	$365.6	$24.1	$—	$—	$389.7

(1)	To support our operations, we have engaged certain surety companies to issue surety bonds on our behalf for customer financial assurance or as required by state and local regulations. The surety bonds are primarily obtained to provide assurance for our preneed funeral and preneed cemetery obligations, which are appropriately presented as liabilities in the consolidated balance sheet as Deferred preneed funeral contract revenues and Deferred cemetery contract revenues. The total outstanding surety bonds at December 31, 2005 were $329.3 million. Of this amount, $313.6 million was related to preneed funeral and preneed cemetery obligations. When we use surety bonds for preneed funeral and cemetery obligations, the bond amount required is based on the calculated trusting requirements as if the contract was paid in full at the time of sale. When we deposit funds into state-mandated trust funds, however, the amount deposited is generally based on the amount of cash received and payment application rules in the state trust requirements. Therefore, in the event all of the surety companies canceled or did not renew our outstanding surety bonds, which are generally renewed for twelve-month periods, we would be required to either obtain replacement assurance or fund approximately $285.7 million, as of December 31, 2005, primarily into state-mandated trust accounts. At this time, we do not believe we will be required to fund material future amounts related to these surety bonds.

(2)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2005, the full amount of the letters of credit was supported by our credit facility which expires August 2007.

(3)	In addition to the letters of credit described above, we currently have contingent obligations of $33.5 million related to our asset sale and joint venture transactions. We have agreed to guarantee certain representations and warranties associated with such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $6.8 million included in Deferred charges and other assets pledged as collateral for certain of these contingent obligations. We do not believe we will ultimately be required to fund to third parties any claims against these representations and warranties. During the year ended December 31, 2004, we recognized $35.8 million of contractual obligations related to representations and warranties associated with the disposition of our funeral operations in France. The remaining obligations of $24.1 million at December 31, 2005 is primarily related to taxes and certain litigation matters. This amount is recorded in Other liabilities in our consolidated balance sheet. See note nineteen to the consolidated financial statements in Item 8 of this Form 10-K for addition information related to the disposition of our French operations.

(4)	In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. In the event of market declines, we may be required to re-deposit portions or all of these amounts into the respective trusts in some future period.

Financial Assurances
      In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds assure are recorded on the consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, are described below. The decrease in preneed funeral and preneed cemetery surety bonds is primarily the result of the completion of pre-construction projects, divested locations, and a change in the type of sales in Florida.

	December 31,	December 31,
	2005	2004

	(Dollars in millions)
Preneed funeral	$139.3	$146.7
Preneed cemetery:
Merchandise and services	161.8	186.7
Pre-construction	12.5	8.3

Bonds supporting preneed funeral and cemetery obligations	313.6	341.7

Bonds supporting preneed business permits	4.7	5.3
Other bonds	11.0	5.5

Total surety bonds outstanding	$329.3	$352.5

      When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law, except as noted below for Florida. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the year ended December 31, 2005 and 2004, we had $64.0 million and $102.7 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
      Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company was to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect it will be required to fund material future amounts related to these surety bonds because of lack of surety capacity.
      The applicable Florida law that allowed posting of surety bonds for preneed contracts expired December 31, 2004; however, it allowed for preneed contracts entered into prior to December 31, 2004 to continue to be bonded for the remaining life of those contracts. Of the total cash receipts attributable to bonded sales for the years ended December 31, 2005 and 2004, approximately $29.9 million and $63.0 million, respectively, were attributable to the state of Florida. On February 1, 2004, we elected to begin trusting as a financial assurance mechanism in Florida, rather than surety bonding, on new Florida sales of preneed funeral and cemetery merchandise and services. Our net trust deposits required in 2005 for new Florida sales since changing to trust funding were $21.4 million. Our net trust deposits required during 2004 for new trust funded sales were $15.4 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The information presented below should be read in conjunction with notes eleven and twelve to the consolidated financial statements in Item 8 of this Form 10-K.
      We have historically used derivatives primarily in the form of interest rate swaps, cross-currency interest rate swaps, and forward exchange contracts in combination with local currency borrowings in order to manage our mix of fixed and floating rate debt and to hedge our net investment in foreign assets. We do not participate in derivative transactions that are leveraged or considered speculative in nature. None of our market risk sensitive instruments are entered into for trading purposes. All of the instruments described below were entered into for other than trading purposes.
      During the third quarter of 2005, we fully hedged an 8,200,226,377 Chilean pesos (CLP) income tax receivable at a forward price of 541 on June 30, 2006. At December 31, 2005, we have marked-to-market the income tax receivable and the hedge liability at the spot rate of 514.14. The fair market value hedge is effective and resulted in a gain of $0.3 million, net of a tax provision of $0.2 million, which is included in Income from discontinued operations for the year ended December 31, 2005. There is no foreign exchange rate risk associated with this receivable.
      At December 31, 2005 and 2004, 99% of our total debt consisted of fixed rate debt at a weighted average rate of 7.06% and 7.02%, respectively.
      At December 31, 2005, approximately 4% of our stockholders’ equity and 8% of our operating income were denominated in foreign currencies, primarily the Canadian dollar. Approximately 2% of our stockholders’ equity and 23% of our operating income were denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2004. We do not have a significant investment in foreign operations that are in highly inflationary economies.
Marketable Equity and Debt Securities — Price Risk
      In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2005 are presented in notes four, five and six to the consolidated financial statements in Item 8 of this Form 10-K.

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
      The Company is currently not subject to significant interest rate risk on its outstanding debt as 99% of such debt has fixed rate interest terms. The fair market value of our debt was approximately $46.2 million more than its carrying value at December 31, 2005.
      A similar model was used to assess the impact of changes in exchange rates for foreign currencies on the Company’s consolidated statement of operations. At December 31, 2005 and 2004, our foreign currency exposure was primarily associated with the Canadian dollar, the Chilean peso and the euro. A 10% adverse change in the strength of the U.S. dollar relative to the foreign currency instruments would have negatively affected our net income (excluding discontinued operations), on an annual basis, by less than $0.5 million on December 31, 2005 and less than $1.5 million on December 31, 2004.

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
      We have completed integrated audits of Service Corporation International’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries (“the Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in note three to the consolidated financial statements, the Company changed its method of accounting for direct selling costs related to the acquisition of preneed funeral and preneed cemetery contracts effective January 1, 2005; the Company changed its method of accounting for variable interest entities on March 31, 2004; and the Company changed its method of accounting for gains and losses on pension plan assets and obligations effective January 1, 2004.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 3, 2006

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenues	$1,715,605	$1,831,225	$2,313,177
Costs and expenses	(1,416,778)	(1,502,696)	(1,957,392)

Gross profits	298,827	328,529	355,785
General and administrative expenses	(84,812)	(130,896)	(178,105)
Gains and impairment (losses) on dispositions, net	(26,093)	25,797	50,677
Other operating expense	—	—	(9,004)

Operating income	187,922	223,430	219,353
Interest expense	(102,337)	(117,910)	(138,625)
Interest income	16,706	13,453	6,215
(Loss) gain on early extinguishment of debt, net	(14,258)	(16,770)	1,315
Other income, net	2,774	9,703	8,345

Income from continuing operations before income taxes and cumulative effects of accounting changes	90,807	111,906	96,603
(Provision) benefit for income taxes	(34,122)	8,194	(27,347)

Income from continuing operations before cumulative effects of accounting changes	56,685	120,100	69,256
Income from discontinued operations (net of income tax (provision) benefit of $(4,764), $49,175 and $(1,876), respectively)	4,123	41,584	15,809
Cumulative effects of accounting changes (net of income tax benefit of $117,428 and $20,983, respectively)	(187,538)	(47,556)	—

Net (loss) income	$(126,730)	$114,128	$85,065

Basic earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.19	$.38	$.23
Income from discontinued operations, net of tax	.01	.13	.05
Cumulative effects of accounting changes, net of tax	(.62)	(.15)	—

Net (loss) income	$(.42)	$.36	$.28

Basic weighted average number of shares	302,213	318,737	299,801

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.19	$.37	$.23
Income from discontinued operations, net of tax	.01	.12	.05
Cumulative effects of accounting changes, net of tax	(.61)	(.14)	—

Net (loss) income	$(.41)	$.35	$.28

Diluted weighted average number of shares	306,745	344,675	300,790

Dividends declared per share	$.10	$—	$—

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED BALANCE SHEET

	December 31,

	2005	2004

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$446,782	$287,785
Receivables, net	97,747	102,622
Inventories	68,327	81,526
Current assets of discontinued operations	—	11,085
Other	37,527	53,820

Total current assets	650,383	536,838

Preneed funeral receivables and trust investments	1,226,192	1,267,784
Preneed cemetery receivables and trust investments	1,288,515	1,399,778
Cemetery property, at cost	1,355,654	1,509,599
Property and equipment, at cost, net	942,229	970,547
Non-current assets of discontinued operations	—	4,367
Deferred charges and other assets	249,449	631,839
Goodwill	1,123,888	1,169,040
Cemetery perpetual care trust investments	700,382	729,048

	$7,536,692	$8,218,840

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$231,129	$221,877
Current maturities of long-term debt	20,468	77,950
Current liabilities of discontinued operations	—	7,111
Income taxes payable	20,359	7,850

Total current liabilities	271,956	314,788

Long-term debt	1,175,463	1,189,163
Deferred preneed funeral revenues	535,384	540,794
Deferred preneed cemetery revenues	792,485	803,144
Deferred income taxes	141,676	276,572
Non-current liabilities of discontinued operations	—	58,225
Other liabilities	320,812	431,917
Non-controlling interest in funeral and cemetery trusts	2,015,811	2,050,658
Non-controlling interest in perpetual care trusts	694,619	704,912
Commitments and contingencies (note 13) Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 294,808,872 and 323,225,352 issued and outstanding (net of 48,962,063 and 18,502,478 treasury shares at par)	294,809	323,225
Capital in excess of par value	2,182,745	2,395,057
Unearned compensation	(3,593)	(2,022)
Accumulated deficit	(955,974)	(829,244)
Accumulated other comprehensive income (loss)	70,499	(38,349)

Total stockholders’ equity	1,588,486	1,848,667

	$7,536,692	$8,218,840

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(126,730)	$114,128	$85,065
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(4,123)	(41,584)	(15,809)
Loss (gain) on early extinguishments of debt	14,258	16,770	(1,315)
Premiums paid on early extinguishments of debt	(12,186)	(13,817)	—
Cumulative effects of accounting changes, net of tax	187,538	47,556	—
Depreciation and amortization	87,449	144,766	161,046
Provision for deferred income taxes	26,080	17,739	3,087
Gains and impairment (losses) on dispositions, net	26,093	(25,797)	(50,677)
Other operating expense	—	—	9,004
Payments on restructuring charges	(10,723)	(14,000)	(14,155)
Litigation payments	(3,126)	(164,566)	(30,782)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	18,915	45,983	(59,156)
Decrease in other assets	43,991	5,946	68,357
Increase in litigation accrual	370	60,800	99,420
Increase (decrease) in payables and other liabilities	11,953	(53,941)	91,717
Net effect of preneed funeral production and maturities	5,176	(20,989)	4,061
Net effect of preneed cemetery production and deliveries	52,981	(28,691)	2,382
Other	86	(1,971)	17,890

Net cash provided by operating activities from continuing operations	318,002	88,332	370,135
Net cash (used in) provided by operating activities from discontinued operations	(5,344)	5,656	3,973

Net cash provided by operating activities	312,658	93,988	374,108
Cash flows from investing activities:
Capital expenditures	(99,416)	(95,619)	(115,471)
Proceeds from divestitures and sales of property and equipment	111,722	57,749	76,577
Proceeds from dispositions of foreign operations, net of cash retained	151,692	330,829	73,940
Indemnity payments related to the sale of former funeral operations in France	(2,105)	(2,401)	—
Payment of contingent obligations to former owners of acquired business	—	(48,749)	—
Net withdrawals (deposits) of restricted funds and other	9,334	51,378	(71,939)

Net cash provided by (used in) investing activities from continuing operations	171,227	293,187	(36,893)
Net cash used in investing activities from discontinued operations	(212)	(3,663)	(529)

Net cash provided by (used in) investing activities	171,015	289,524	(37,422)
Cash flows from financing activities:
Payments of debt	(85,618)	(177,648)	(90,980)
Proceeds from long-term debt issued	292,541	241,802	—
Debt issue costs	(1,038)	(358)	—
Early extinguishments of debt	(291,277)	(299,961)	(200,349)
Proceeds from exercise of stock options	7,834	10,605	1,097
Purchase of Company common stock	(225,152)	(110,258)	—
Payments of dividends	(22,637)	—	—
Other	(844)	—	(9,917)

Net cash used in financing activities from continuing operations	(326,191)	(335,818)	(300,149)
Effect of foreign currency	1,515	660	2,269

Net increase in cash and cash equivalents	158,997	48,354	38,806
Cash and cash equivalents at beginning of period	287,785	239,431	200,625

Cash and cash equivalents at end of period	$446,782	$287,785	$239,431

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

							Accumulated
							Other
			Treasury	Capital in			Comprehensive
	Outstanding	Common	Stock, Par	Excess of	Unearned	Accumulated	(Loss)
	Shares	Stock	Value	Par Value	Compensation	Deficit	Income	Total

Balance at December 31, 2002	297,010	$299,526	$(2,516)	$2,259,936	$—	$(1,028,437)	$(207,172)	$1,321,337
Comprehensive income:
Net income						85,065		85,065
Other comprehensive income:
Foreign currency translation							92,504	92,504
Minimum pension liability adjustment, net							2,956	2,956

Total other comprehensive income								95,460

Total comprehensive income								180,525
Common Stock:
Stock option exercises and other	471	424	47	1,909				2,380
Contributions to employee 401(k)	4,559	4,559		12,819				17,378

Balance at December 31, 2003	302,040	304,509	(2,469)	2,274,664	—	(943,372)	(111,712)	1,521,620
Comprehensive income:
Net income						114,128		114,128
Other comprehensive income:
Foreign currency translation							(9,242)	(9,242)
Minimum pension liability adjustment, net							33,599	33,599
Reclassification for translation adjustments realized in net income, net							49,006	49,006

Total other comprehensive income								73,363

Total comprehensive income								187,491
Common Stock:
Stock option exercises and other	2,756	2,756		8,406				11,162
Tax benefit from stock options exercised				2,482				2,482
Contributions to employee 401(k)	2,692	2,000	692	15,435				18,127
Debenture conversions	32,034	32,034		185,120				217,154
Restricted stock award, net of forfeitures	428	428		2,483	(2,911)			—
Restricted stock amortization					889			889
Purchase of Company common stock	(16,725)		(16,725)	(93,533)				(110,258)

Balance at December 31, 2004	323,225	341,727	(18,502)	2,395,057	(2,022)	(829,244)	(38,349)	1,848,667
Comprehensive loss:
Net loss						(126,730)		(126,730)
Other comprehensive income:
Foreign currency translation							7,260	7,260
Reclassification for translation adjustments realized in net loss, net							101,588	101,588

Total other comprehensive income								108,848

Total comprehensive loss								(17,882)
Dividends on common stock ($.10 per share)				(30,052)				(30,052)
Common Stock:
Stock option exercises and other	2,044	2,044		6,183				8,227
Tax benefit from stock options exercised				2,592				2,592
Restricted stock award, net of forfeitures	496		496	3,161	(3,657)			—
Restricted stock amortization					2,086			2,086
Purchase of Company common stock	(30,956)		(30,956)	(194,196)				(225,152)

Balance at December 31, 2005	294,809	$343,771	$(48,962)	$2,182,745	$(3,593)	$(955,974)	$70,499	$1,588,486

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note One
     Nature of Operations
      Service Corporation International (SCI or the Company) is a provider of deathcare products and services, with a network of funeral service locations and cemeteries operating in the United States and Canada. The Company owns a 25 percent equity interest in funeral operations in France. Additionally, the Company owns Kenyon International Emergency Services (“Kenyon”), a wholly owned subsidiary that specializes in providing disaster management services in mass fatality incidents. Kenyon’s revenues are included in the Company’s funeral operations segment.
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

Reclassifications
      In 2005, the Company classified cash premiums paid to early extinguish debt as a component of operating activities. The Company has reclassified prior periods to conform to this presentation. For the year ended December 31, 2004, cash premiums of approximately $13.8 million were reclassified from financing activities to operating activities. No cash premiums were paid to early extinguish debt during 2003. Certain other reclassifications have been made to prior years to conform to current period presentation with no effect on the Company’s consolidated financial position, results of operations or cash flows.

Use of Estimates in the Preparation of Financial Statements
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. As a result, actual results could differ from these estimates. The Company allocates overhead costs in North America based on funeral and cemetery reporting unit revenues.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005, the majority of the Company’s cash was invested in commercial paper.

Accounts Receivables and Allowance for Doubtful Accounts
      The Company’s trade receivables primarily consist of amounts due for funeral services already performed. The Company provides various allowances and/or cancellation reserves for its funeral and cemetery preneed and atneed receivables as well as for its preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. Atneed funeral receivables are considered past due after 30 days. Collections are managed by the locations until a receivable is 180 days delinquent at which time it is written off and sent to a collection agency. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in the Company’s areas of operation.

Inventories and Cemetery Property
      Funeral merchandise and cemetery burial property and merchandise are stated at the lower of average cost or market. Inventory costs are primarily relieved using specific identification.

Property and Equipment, Net
      Property and equipment, net are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is provided using the straight line method over the estimated useful lives of the various classes of assets. Property is depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation expense related to property, plant and equipment totaled $60,327, $60,377 and $79,966 for the years ended December 31, 2005, 2004 and 2003, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations.

Operating Leases
      The Company has operating lease arrangements primarily related to funeral service locations and transportation lease agreements. Lease terms related to funeral home properties generally range from one to 35 years with options to renew at varying terms. Lease terms related to transportation agreements generally range from one to five years with options to renew at varying terms. The Company calculates operating lease expense using the straight line method prescribed by generally accepted accounting principles. The Company considers reasonably assured renewal options and fixed escalation provisions in its calculation. For more information related to operating leases, see note thirteen to these consolidated financial statements.

Goodwill
      The excess of purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases is recorded as goodwill. Goodwill is tested annually for impairment by assessing the fair value of each of the Company’s reporting units (which is generally one level below the Company’s reportable segments). As of December 31, 2005, the Company’s funeral segment reporting units include assets in North America, Germany and Singapore. The Company’s cemetery segment reporting unit

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
includes assets in North America. At December 31, 2005, the Company no longer has goodwill related to its cemetery segment.
      The Company’s policy is to test for impairment of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) annually as of September 30 each year. For the current year, the Company performed this test on September 30, 2005.
      The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill. The Company does not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. The second step of the Company’s goodwill impairment test is required only in situations where the carrying amount of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill (as defined in SFAS 142) to its carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair market value of a reporting unit is determined using a calculation based on multiples of revenue and multiples of EBITDA, or earnings before interest, taxes, depreciation and amortization, of both the Company and its competitors. Based on the Company’s impairment tests at September 30, 2005 and 2004, the Company concluded that there was no impairment of goodwill in accordance with SFAS 142. For more information related to goodwill, see note eight to these consolidated financial statements.

Impairment or Disposal of Long-Lived Assets
      Except as noted for goodwill, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.

Stock Options
      The Company accounts for employee stock-based compensation under the intrinsic value method. Under the intrinsic value method, no compensation expense is recognized on stock options if the grant price equals the market value on the date of grant. All of the Company stock option grants have been at market value on the dates of each grant.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at their grant dates, net (loss) income and (loss) earnings per share would have changed for the years ended December 31 to the following pro forma amounts:

	2005	2004	2003

Net (loss) income, as reported	$(126,730)	$114,128	$85,065
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(1,767)	(3,220)	(6,720)

Pro forma net (loss) income	$(128,497)	$110,908	$78,345

Basic (loss) earnings per share, as reported	$(.42)	$.36	$.28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.01)	(.01)	(.02)

Pro forma basic (loss) earnings per share	$(.43)	$.35	$.26

Diluted (loss) earnings per share, as reported	$(.41)	$.35	$.28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.01)	(.01)	(.02)

Pro forma diluted (loss) earnings per share	$(.42)	$.34	$.26

      The Company utilizes the Black-Scholes option valuation model for estimating the fair value of its stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. Beginning in 2005, the expected volatility utilized in the valuation model is based on implied volatilities from traded options on our stock and the historical volatility of our stock price. Similarly, the dividend yield and the expected holding period are both based on historical experience and our estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the grant in effect at the time of grant. Prior to 2005, expected volatility was based solely on the historical volatility of our stock price and the expected holding period was equal to the life of the option. The fair values of the Company’s stock options are calculated using the following weighted average assumptions based on the methods described above:

Assumptions	2005	2004	2003 (1)

Dividend yield	1.5%	0.0%	n/a
Expected volatility	43.3%	63.8%	n/a
Risk-free interest rate	3.7%	4.0%	n/a
Expected holding period	5.5 years	8.0 years	n/a
Weighted average fair value	$2.71	$4.68	n/a

(1)	The Company did not issue stock options during 2003.
      The Company currently computes stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R “Share-Based Payment” (SFAS 123R), the Company will amortize new option grants to such retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. If the Company had historically computed stock-based compensation cost for these employees under this accelerated method, $372 or less than $.01 per diluted share of after-tax compensation cost would have been accelerated and cumulatively included in the pro forma expense above through December 31, 2005. The tax

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefit associated with the additional compensation expense discussed above would have been $200 for the year ended December 31, 2005.

Treasury Stock
      On August 16, 2004, the Company announced a share repurchase program authorizing the investment of up to $100,000 to purchase its common stock in order to reduce dilution from shares issued previously and to assist the Company in maintaining an appropriate capital structure. On November 10, 2004, February 10, 2005, and June 23, 2005, the Company announced an increase in the share repurchase program authorizing the investment of up to an additional $100,000 to repurchase common stock, for an aggregate authorized investment of up to $400,000. The Company makes treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. The Company accounts for the repurchase of its common stock under the par value method. The Company uses the average cost method upon the subsequent reissuance of treasury shares.

Foreign Currency Translation
      All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included in stockholders’ equity as a component of Accumulated other comprehensive (loss) income in the consolidated statement of stockholders’ equity.
      The functional currency of the Company and its subsidiaries is the respective local currency. The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other income, net in the consolidated statement of operations. The Company does not operate in countries which are considered to have hyperinflationary economies.

Funeral Operations
      Revenue is recognized when the funeral services are performed and funeral merchandise is delivered. The Company’s funeral trade receivables consist of amounts due for services already performed and merchandise delivered. An allowance for doubtful accounts has been provided based on historical experience. The Company sells price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of preneed funeral contracts, which include accumulated trust earnings, are deferred until such time that the funeral services are performed. Allowances for customer cancellations are based upon historical experience. See note four to the consolidated financial statements regarding preneed funeral activities.
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      See note five to the consolidated financial statements regarding preneed cemetery activities.

Income Taxes
      Income taxes are computed using the liability method. Deferred taxes are provided on all temporary differences between the financial bases and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realization exists. The Company intends to permanently reinvest the unremitted earnings of certain of its foreign subsidiaries in those businesses outside the United States and, therefore, has not provided for deferred federal income taxes on such unremitted foreign earnings. For more information related to income taxes, see note nine to the consolidated financial statements.

Equity Investments
      The Company maintains certain equity interests in international operations as a result of its strategy to dispose of all or a majority interest of its international operations outside of North America. At December 31, 2005 and 2004, the Company owned a minority investment in certain funeral operations in France and at December 31, 2003, the Company owned a minority interest equity investment in operations in the United Kingdom. The Company accounts for its minority interest equity investments in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The Company has not presented summarized financial information of the investees as they are not material to the Company’s consolidated financial position, results of operations, or cash flows.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The names of the Company’s investees and the percentage of ownership are set forth in the table below.

			Investment
		Ownership	Method
	Investee Name	Percentage	Accounting	Date Sold

Investments held at 12/31/2005
France	AKH Luxco S.C.A.	25%	Equity	—
Investments held at 12/31/2004
France	AKH Luxco S.C.A.	25%	Equity	—
Investments held at 12/31/2003
United Kingdom	Dignity Limited	20%	Equity	June 2004
Note Three

New Accounting Pronouncements and Accounting Changes

Accounting for Certain Hybrid Financial Instruments
      In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). The Company does not expect this statement to have a material impact on its consolidated financial statements.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 primarily requires retrospective application to prior period financial statements for the direct effects of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company). The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes or error corrections after the effective date, but the Company does not expect SFAS 154 to have a material impact on its consolidated financial statements.

Other-Than-Temporary Impairments
      In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP supersedes EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary analysis conducted in periods beginning after December 15, 2005. The Company adopted the provisions of FSP FAS 115-1 as of January 1, 2006 and as of the date of adoption, this statement had no material impact on the Company’s consolidated financial statements.

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
      As of January 1, 2005, the Company recorded a cumulative effect charge of $187,538, net of tax of $117,428. This amount represents the cumulative balance of deferred selling costs recorded on the Company’s consolidated balance sheet in Deferred charges and other assets at the time of the accounting change. If the Company had not changed its method of accounting for direct selling costs as described above, net income for the year ended December 31, 2005 would have been approximately $10,470 or $.03 per basic and diluted share higher than currently reported.
      The pro forma amounts for years ended December 31, 2004 and 2003 in the table below reflect the new policy to expense selling costs as incurred. The effect of the change for the years ended December 31, 2004 and December 31, 2003 would have decreased net income from continuing operations before cumulative effects of accounting changes by approximately $9,403 and $6,535, or $.03 and $.02 per diluted share, respectively.

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003

		Deferred			Deferred
		Selling			Selling
		Costs, Net			Costs, Net
	Historical	(1)	Pro forma	Historical	(1)	Pro Forma

Gross profits:
Funeral	$226,407	$(4,735)	$221,672	$273,165	$(4,245)	$268,920
Cemetery	102,122	(9,533)	92,589	82,620	(6,416)	76,204

	328,529	(14,268)	314,261	355,785	(10,661)	345,124
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$111,906	$(14,268)	$97,638	$96,603	$(10,661)	$85,942
Net income (loss)	$114,128	$(9,403)	$104,725	$85,065	$(6,535)	$78,530
Amounts per common share:
Net income (loss) — basic	$.36	$(.03)	$.33	$.28	$(.02)	$.26
Net income (loss) — diluted	$.35	$(.03)	$.32	$.28	$(.02)	$.26

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.

Inventory Costs
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS 151 as of January 1, 2006 and as of the date of adoption, this statement had no material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Share-Based Payment
      In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company will continue to utilize the Black-Scholes option pricing model to measure the fair value of its stock options. The Company has adopted SFAS 123R on January 1, 2006 and will use the modified-prospective transition method. The Company has calculated its historical pool of windfall tax benefits by comparing the book expense for individual stock grants and the related tax deduction for options granted after January 1, 1995. Additionally, adjustments were made to exclude windfall tax benefits which were not realized due to the Company’s net operating loss position. The Company has completed this calculation and has determined an additional paid in capital pool of approximately $2,100. The adoption of SFAS 123R is expected to negatively impact the Company’s after-tax earnings by approximately $2,600 or $.01 per diluted share for the year ended December 31, 2006.
      Under the modified-prospective method, the Company will recognize compensation expense in its consolidated financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after December 31, 2005, as well as for any awards that were granted prior to December 31, 2005 for which requisite service will be provided after December 31, 2005. The compensation expense on awards granted prior to December 31, 2005 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation included in prior filings. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. See note fourteen to the consolidated financial statements for further information on the Company’s stock-based compensation plans.

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company implemented FIN 46R as of March 31, 2004. Prior to the implementation, the Company operated certain cemeteries in Michigan which the Company managed but did not own. During the Company’s evaluation of FIN 46R, the Company evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by the Company in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, the Company receives the majority of the cash flows from these cemeteries. Additionally, the Company absorbs the majority of these cemeteries’ expected losses and receives a majority of the cemeteries’ residual returns. As a result, the Company concluded that it was the primary beneficiary of these cemeteries and that the long-term sales, accounting, and cash management agreement is a variable interest as defined by FIN 46R. Given the circumstances above, the Company consolidated such cemeteries as of March 31, 2004. The Company recognized an after tax charge of $13,957, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in the Company’s consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities did not have a significant impact on the Company’s reported results of operations.

Pension Plans
      Effective January 1, 2004, the Company changed its accounting for gains and losses on its pension plan assets and obligations. The Company now recognizes pension gains and losses in its consolidated statement of operations as such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes the new method of accounting better reflects the economic nature of its pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, the Company recognized a cumulative effect charge of $33,599 (net of tax) as of January 1, 2004. This amount represented accumulated unrecognized net losses related to the pension plan assets and liabilities. Under the new accounting policy, the Company records net pension expense or income reflecting estimated returns on plan assets and obligations for its interim financial statements, and recognizes actual gains and losses on plan assets and obligations for the full-year (annual) financial statements as actuarial information becomes available upon review of the annual remeasurement. See note fifteen to these consolidated financial statements for additional information on pensions.
Note Four

Preneed Funeral Activities

Preneed Funeral Receivables and Trust Investments
      Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust investments and customer receivables related to unperformed, price-guaranteed trust funded preneed funeral

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contracts. When the Company, which is the primary beneficiary, receives payments from the customer, the Company deposits the amount required by law into the trust and reclassifies the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. The Company deposited $71,961 and $46,822 into and withdrew $97,086 and $65,208 from trusts during the year ended December 31, 2005 and the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), respectively.
      The components of Preneed funeral receivables and trust investments in the Company’s consolidated balance sheet at December 31 are as follows:

	2005	2004

Trust investments, at market	$1,046,958	$1,085,777
Receivables from customers	204,180	196,239

	1,251,138	1,282,016
Allowance for cancellation	(24,946)	(14,232)

Preneed funeral receivables and trust investments	$1,226,192	$1,267,784

      An allowance for contract cancellation is provided based on historical experience. Upon cancellation of a trust funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income. Therefore, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, the Company assesses such contracts to determine whether a loss provision should be recorded. No such loss amounts were required to be recognized as of December 31, 2005 or 2004.
      Accumulated investment earnings from trust investments have been included to the extent that they have been accrued through December 31, 2005 and 2004, respectively. Preneed funeral receivables and trust investments are reduced by the trust investment earnings (realized and unrealized) that the Company has been allowed to withdraw in certain states prior to death maturity and by amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. These earnings are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in Preneed funeral receivables and trust investments for the years ended December 31 is as follows:

	2005	2004

Beginning balance — Preneed funeral receivables and trust investments	$1,267,784	$1,080,108
Net sales	132,157	104,259
Cash receipts from customers	(109,879)	(94,522)
Deposits to trust	71,961	67,527
Dispositions of businesses	(17,257)	(9,323)
Net undistributed investment earnings	27,140	39,479
Maturities and distributed earnings	(131,651)	(122,212)
Change in cancellation allowance	(10,714)	2,593
Sale of debt associated with certain trust investments	(31,800)	—
Adoption of FIN 46R	—	225,964
Trust reconciliation adjustments	—	(2,280)
Effect of foreign currency and other	28,451	(23,809)

Ending balance — Preneed funeral receivables and trust investments	$1,226,192	$1,267,784

      The cost and market values associated with funeral trust investments at December 31, 2005 and 2004 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of funeral trust investments was based primarily on quoted market prices at December 31, 2005 and 2004. The Company periodically evaluates investments for other-than-temporary impairment. As a result of its most recent reviews at December 31, 2005 and 2004, the Company recorded adjustments to cost of $0 and $15,176, respectively, for the unrealized losses related to certain private equity and other investments. The adjustment to cost in 2004 is included in realized losses in Other income, net and is offset by a corresponding amount in the interest expense related to non-controlling interest in funeral trust investments, which is also included in Other income, net. See note seven to the consolidated financial statements for further information related to non-controlling interest in funeral trust investments

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Cash and cash equivalents	$61,369	$—	$—	$61,369
Fixed income securities:
U.S. Treasury	93,152	2,675	(988)	94,839
Foreign government	81,842	466	(616)	81,692
Corporate	7,749	263	(67)	7,945
Mortgage-backed	89,971	3,312	(1,238)	92,045
Insurance-backed	207,887	—	—	207,887
Asset-backed and other	869	32	(12)	889
Equity securities:
Common stock	299,118	13,818	(4,157)	308,779
Mutual funds:
Equity	69,070	10,322	(772)	78,620
Fixed income	83,030	1,474	(1,259)	83,245
Private equity and other	39,006	641	(9,999)	29,648

Trust investments	$1,033,063	$33,003	$(19,108)	$1,046,958

Market value as of a percentage of cost				101%

	December 31, 2004

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Cash and cash equivalents	$57,730	$—	$—	$57,730
Fixed income securities:
U.S. Treasury	86,694	2,883	(191)	89,386
Foreign government	73,073	1,238	(37)	74,274
Corporate	9,585	490	(21)	10,054
Mortgage-backed	125,144	5,740	(414)	130,470
Insurance-backed	195,981	—	—	195,981
Asset-backed and other	3,179	150	(9)	3,320
Equity securities:
Common stock	275,569	13,510	(1,003)	288,076
Mutual funds:
Equity	112,332	12,195	(287)	124,240
Fixed income	50,237	432	(156)	50,513
Private equity and other	57,633	4,100	—	61,733

Trust investments	$1,047,157	$40,738	$(2,118)	$1,085,777

Market value as of a percentage of cost				104%

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has determined that unrealized losses in the funeral trust investments at both December 31, 2005 and 2004 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. We believe that none of the securities are permanently impaired based on an analysis of the investments as well as discussions with trustees, money managers and consultants. The Company’s funeral trust investment unrealized losses, their durations and their fair market value as of December 31, 2005, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total

	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fixed income securities:
U.S. Treasury	$1,837	$(32)	$25,990	$(956)	$27,827	$(988)
Foreign government	8,351	(242)	20,496	(374)	28,847	(616)
Corporate	262	(3)	2,169	(64)	2,431	(67)
Mortgage-backed	2,084	(38)	32,960	(1,200)	35,044	(1,238)
Asset-backed and other	21	—	315	(12)	336	(12)
Equity securities:
Common stock	6,750	(125)	105,764	(4,032)	112,514	(4,157)
Mutual funds:
Equity	1,920	(73)	16,295	(699)	18,215	(772)
Fixed income	3,839	(82)	51,819	(1,177)	55,658	(1,259)
Private equity and other	—	—	26,608	(9,999)	26,608	(9,999)

Total temporarily impaired securities	$25,064	$(595)	$282,416	$(18,513)	$307,480	$(19,108)

      Maturity dates of the fixed income securities range from 2006 to 2065. Maturities of fixed income securities at December 31, 2005 are estimated as follows:

Market

Due in one year or less	$63,154
Due in one to five years	104,963
Due in five to ten years	81,159
Thereafter	236,021

$485,297

      During the year ended December 31, 2005, purchases and sales of available-for-sale securities included in trust investments were $835,022 and $1,035,795, respectively. These sale transactions resulted in $56,560 and $19,503 of realized gains and realized losses, respectively, for the year ended December 31, 2005. During the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities included in trust investments were $951,663 and $1,019,075, respectively. These sale transactions resulted in $89,500 and $56,852 of realized gains and realized losses, respectively for the nine months ended December 31, 2004. The Company uses the first in, first out (FIFO) method to determine the cost of funeral trust available-for-sale securities sold during the period.
      Earnings from these trust investments are recognized in current funeral revenues when the service is performed, merchandise is delivered, or upon cancellation for the amount the Company is entitled to retain. Recognized earnings (realized and unrealized) related to these trust investments were $37,791, $35,477 and $25,487 for the years ended December 31, 2005, 2004, and 2003, respectively.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Preneed Funeral Revenues
      At December 31, 2005 and 2004, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral service revenues, including distributed trust investment earnings associated with unperformed trust funded preneed funeral contracts that are not held in trust accounts. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts.
      The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31:

	2005	2004

Beginning balance — Deferred preneed funeral revenues, net	$540,794	$1,464,218
Net sales	129,459	97,611
Dispositions of businesses	(18,253)	(19,014)
Net investment earnings	22,783	37,219
Recognized deferred preneed revenues	(157,861)	(138,820)
Change in cancellation allowance	(5,539)	(6,179)
Change in non-controlling interest	8,167	179,459
Effect of foreign currency and other	15,834	(28,547)
Adoption of FIN 46R	—	(1,045,153)

Ending balance — Deferred preneed funeral revenues, net	$535,384	$540,794

Insurance Funded Preneed Funeral Contracts
      Not included in the consolidated balance sheet are insurance funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Prior to the adoption of FIN 46R on March 31, 2004, the net amount of these contracts was included in Preneed funeral receivables and trust investments with a corresponding liability in Deferred preneed funeral revenues. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.
Note Five

Preneed Cemetery Activities

Preneed Cemetery Receivables and Trust Investments
      Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. When the Company, which is the primary beneficiary, receives payments from the customer, the Company deposits the amount required by law into the trust, removes the corresponding amount from Deferred preneed cemetery revenues, and records the amount in to Non-controlling interest in funeral and cemetery trusts. The Company deposited $114,303 and $104,250 into and withdrew $128,196 and $90,864 from the trusts during the year ended December 31, 2005 and the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), respectively.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004

Trust investments, at market	$982,755	$1,030,429
Receivables from customers	406,087	483,945
Unearned finance charges	(64,915)	(75,488)

	1,323,927	1,438,886
Allowance for cancellation	(35,412)	(39,108)

Preneed cemetery receivables and trust investments	$1,288,515	$1,399,778

      The activity in Preneed cemetery receivables and trust investments for the years ended December 31 is as follows:

	2005	2004

Beginning balance — Preneed cemetery receivables and trust investments	$1,399,778	$1,068,216
Net sales including deferred and recognized revenue	334,615	337,710
Dispositions of businesses	(65,112)	(21,531)
Net investment earnings	27,229	32,869
Cash receipts from customers, net of refunds	(368,234)	(385,350)
Deposits to trust	114,303	128,536
Maturities, deliveries and associated earnings	(128,196)	(120,216)
Change in cancellation allowance	3,696	17,772
Sale of debt associated with certain trust investments	(27,367)	—
Adoption of FIN 46R	—	323,803
Effect of foreign currency and other	(2,197)	17,969

Ending balance — Preneed cemetery receivables and trust investments	$1,288,515	$1,399,778

      The cost and market values associated with the cemetery merchandise and service trust investments at December 31, 2005 and 2004 are detailed below.
      Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate alternative investments). The fair market value of cemetery trust investments was based primarily on quoted market prices at December 31, 2005 and 2004. The Company periodically evaluates investments for other-than-temporary impairment. As a result of its most recent reviews at December 31, 2005 and 2004, the Company recorded adjustments to cost of $0 and $11,928, respectively, for the unrealized losses related to certain private equity and other investments. The adjustment to cost in 2004 is included in realized losses included in Other income, net and is offset by a corresponding amount in the interest expense related to non-controlling interest in cemetery trust investments, which is also included in Other income, net.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See note seven to the consolidated financial statements for further information related to non-controlling interest in cemetery trust investments.

	December 31, 2005

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Cash and cash equivalents	$89,493	$—	$—	$89,493
Fixed income securities:
U.S. Treasury	121,291	6,928	(1,030)	127,189
Foreign government	21,456	899	(30)	22,325
Corporate	13,171	766	(114)	13,823
Mortgage-backed	173,214	10,023	(1,534)	181,703
Asset-backed and other	2,329	136	(20)	2,445
Equity securities:
Common stock	286,325	19,623	(2,530)	303,418
Mutual funds:
Equity	133,817	22,124	(822)	155,119
Fixed income	65,921	2,002	(1,021)	66,902
Private equity and other	27,581	4	(7,247)	20,338

Trust investments	$934,598	$62,505	$(14,348)	$982,755

Market value as a percentage of cost				105%

	December 31, 2004

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Cash and cash equivalents	$123,311	$—	$—	$123,311
Fixed income securities:
U.S. Treasury	91,189	7,944	(93)	99,040
Foreign government	14,970	893	—	15,863
Corporate	13,072	1,076	(13)	14,135
Mortgage-backed	191,283	16,732	(215)	207,800
Asset-backed and other	20,320	1,806	(21)	22,105
Equity securities:
Common stock	253,340	24,048	(322)	277,066
Mutual funds:
Equity	153,364	20,886	(107)	174,143
Fixed income	46,525	1,278	(316)	47,487
Private equity and other	46,125	3,354	—	49,479

Trust investments	$953,499	$78,017	$(1,087)	$1,030,429

Market value as a percentage of cost				108%

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has determined that unrealized losses in the cemetery trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. We believe that none of the securities are permanently impaired based on an analysis of the investments as well as discussions with trustees, money managers and consultants. The Company’s cemetery trust investment unrealized losses, their durations and their fair market value as of December 31, 2005, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total

	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fixed income securities:
U.S. Treasury	$4,441	$(94)	$36,039	$(936)	$40,480	$(1,030)
Foreign government	—	—	2,881	(30)	2,881	(30)
Corporate	546	(11)	3,986	(103)	4,532	(114)
Mortgage-backed	6,619	(138)	53,605	(1,396)	60,224	(1,534)
Asset-backed and other	87	(2)	708	(18)	795	(20)
Equity securities:
Common stock	10,502	(222)	85,628	(2,308)	96,130	(2,530)
Mutual funds:
Equity	3,349	(57)	22,420	(765)	25,769	(822)
Fixed income	5,602	(107)	36,189	(914)	41,791	(1,021)
Private equity and other	—	—	19,816	(7,247)	19,816	(7,247)

Total temporarily impaired securities	$31,146	$(631)	$261,272	$(13,717)	$292,418	$(14,348)

      Maturity dates of the fixed income securities range from 2006 to 2065. Maturities of fixed income securities at December 31, 2005 are estimated as follows:

Market

Due in one year or less.	$4,351
Due in one to five years	95,314
Due in five to ten years	71,269
Thereafter	176,551

$347,485

      During the year ended December 31, 2005, purchases and sales of available-for-sale securities included in trust investments were $915,958 and $1,037,601, respectively. These sale transactions resulted in $67,732 and $21,506 of realized gains and realized losses, respectively, for the year ended December 31, 2005. During the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities included in trust investments were $837,867 and $829,290, respectively. These sale transactions resulted in $80,987 and $62,368 of realized gains and realized losses, respectively for the nine months ended December 31, 2004. The Company uses the FIFO method to determine the cost of cemetery trust available-for-sale securities sold during the period.
      Earnings from these trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered or upon cancellation for the amount the Company is entitled to retain. Recognized earnings (realized and unrealized) related to these trust investments were $13,035, $7,949 and $9,358 for the years ended December 31, 2005, 2004 and 2003, respectively.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Preneed Cemetery Revenues
      At December 31, 2005 and 2004, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust funded preneed cemetery contracts that are not held in trust accounts. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts.
      The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2005	2004

Beginning balance — Deferred preneed cemetery revenues	$803,144	$1,551,187
Net preneed and atneed deferred sales	308,202	256,635
Dispositions of businesses	(68,378)	(17,636)
Net investment earnings	27,260	35,748
Recognized deferred preneed revenues	(315,663)	(269,771)
Change in cancellation allowance	6,140	(12,946)
Change in non-controlling interest	27,889	(74,902)
Effect of foreign currency and other	3,891	(29)
Adoption of FIN 46R	—	(665,142)

Ending balance — Deferred preneed cemetery revenues	$792,485	$803,144

Note Six

Cemetery Perpetual Care Trusts
      The Company, which is the primary beneficiary, is required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in perpetual care trusts. The Company deposited $21,303 and $16,118 into trusts and withdrew $28,075 and $24,506 from trusts during the year ended December 31, 2005 and the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), respectively.
      The cost and market values associated with trust investments held in perpetual care trusts at December 31, 2005 and 2004 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of perpetual care trusts was based primarily on quoted market prices at December 31, 2005 and 2004. The Company periodically evaluates investments for other-than-temporary impairments. As a result of its most recent reviews at December 31, 2005 and 2004, the Company did not record an adjustment to cost for the year ended December 31, 2005 and recorded an adjustment to cost of $1,072 for the year ended December 31, 2004, for the unrealized losses related to certain private equity and other investments. The adjustment to cost in 2004 is included in realized losses included in Other income, net and is offset by a corresponding amount in the interest expense related to non-controlling interest in perpetual care trust investments, which is also

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in Other income, net. See note seven to the consolidated financial statements for further information related to non-controlling interest in perpetual care trust investments.

	December 31, 2005

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Cash and cash equivalents	$45,647	$—	$—	$45,647
Fixed income securities:
U.S. Treasury	63,102	1,953	(78)	64,977
Foreign government	32,456	1,373	(41)	33,788
Corporate	71,642	1,716	(78)	73,280
Mortgage-backed	117,626	2,817	(131)	120,312
Asset-backed and other	26,992	648	(30)	27,610
Equity securities:
Preferred stock	12,833	1,253	(65)	14,021
Common stock	90,160	3,984	(211)	93,933
Mutual funds:
Equity	43,204	2,353	(206)	45,351
Fixed income	144,294	2,815	(1,023)	146,086
Private equity and other	31,041	5,428	(1,092)	35,377

Perpetual care trust investments	$678,997	$24,340	$(2,955)	$700,382

Market value as a percentage of cost				103%

	December 31, 2004

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Cash and cash equivalents	$33,444	$—	$—	$33,444
Fixed income securities:
U.S. Treasury	25,688	1,764	(1)	27,451
Foreign government	30,265	1,666	(5)	31,926
Corporate	87,425	4,592	(2)	92,015
Mortgage-backed	131,541	6,988	(2)	138,527
Asset-backed and other	40,757	2,166	(1)	42,922
Equity securities:
Preferred stock	13,208	1,210	(43)	14,375
Common stock	93,748	6,544	(171)	100,121
Mutual funds:
Equity	43,843	3,088	(159)	46,772
Fixed income	145,428	6,266	(448)	151,246
Private equity and other	48,542	2,116	(409)	50,249

Perpetual care trust investments	$693,889	$36,400	$(1,241)	$729,048

Market value as a percentage of cost				105%

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has determined that unrealized losses in the perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. We believe that none of the securities are permanently impaired based on an analysis of the investments as well as discussions with trustees, money managers and consultants. The Company’s perpetual care trust investment unrealized losses, their durations and fair market values as of December 31, 2005, are shown in the following table.

	Less Than 12 Months		Greater Than 12 Months		Total

	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fixed income securities:
U.S. Treasury	$1,202	$(9)	$12,581	$(69)	$13,783	$(78)
Foreign government	—	—	5,518	(41)	5,518	(41)
Corporate	1,367	(9)	13,452	(69)	14,819	(78)
Mortgage-backed	2,225	(15)	22,121	(116)	24,346	(131)
Asset-backed and other	506	(3)	5,044	(27)	5,550	(30)
Equity securities:
Preferred stock	105	(2)	1,099	(63)	1,204	(65)
Common stock	1,769	(11)	18,016	(200)	19,785	(211)
Mutual funds:
Equity	886	(9)	7,699	(197)	8,585	(206)
Fixed income	6,066	(81)	48,790	(942)	54,856	(1,023)
Private equity and other	—	—	4,666	(1,092)	4,666	(1,092)

Total temporarily impaired securities	$14,126	$(139)	$138,986	$(2,816)	$153,112	$(2,955)

      Maturity dates of the fixed income securities range from 2006 to 2065. Maturities of fixed income securities at December 31, 2005 are estimated as follows:

Market

Due in one year or less.	9,687
Due in one to five years	92,146
Due in five to ten years	38,594
Thereafter	179,540

$319,967

      During the year ended December 31, 2005, purchases and sales of available-for-sale securities in the perpetual care trust were $919,979 and $970,276, respectively. These sale transactions resulted in $19,088 and $9,718 of realized gains and realized losses, respectively. During the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities in the perpetual care trusts were $754,446 and $771,791, respectively. These sales transactions resulted in $34,430 and $9,092 of realized gains and realized losses, respectively. The Company uses the FIFO method to determine the cost of perpetual care trusts available-for-sale securities sold during the period.
      Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $26,385, $32,519, and $31,018 for the years ended December 31, 2005, 2004, and 2003, respectively.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Seven

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
      The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts in the Company’s consolidated balance sheet at December 31, 2005 and 2004 are detailed below.

				December 31, 2005

	December 31, 2005
				Cemetery
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care

Trust investments, at market value	$1,046,958	$982,755	$2,029,713	$700,382
Less:
Accrued trust operating payables, deferred taxes and other	5,054	8,848	13,902	5,763

Non-controlling interest	$1,041,904	$973,907	$2,015,811	$694,619

				December 31, 2004
	December 31, 2004
				Cemetery
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care

Trust investments, at market value	$1,085,777	$1,030,429	$2,116,206	$729,048
Less:
Debt associated with certain trust investments	31,800	27,367	59,167	17,759
Accrued trust operating payables, deferred taxes and other	3,906	2,475	6,381	6,377

	35,706	29,842	65,548	24,136

Non-controlling interest	$1,050,071	$1,000,587	$2,050,658	$704,912

Debt Associated with Certain Trusts Consolidated by the Company
      Certain trusts consolidated with the adoption of FIN 46R and recorded in Preneed funeral receivables and trust investments, Preneed cemetery receivables and trust investments and Cemetery perpetual care trust investments have indirect interests in real estate partnerships. These partnerships have incurred indebtedness

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $0 and $76,926 that is included in Other liabilities in the consolidated balance sheet at December 31, 2005 and 2004, respectively. The partnerships paid off their respective indebtedness in 2005 when the related real estate properties were sold.

Other Income, Net
      The components of Other income, net in the Company’s consolidated statement of operations for the years ended December 31, 2005 and 2004 are detailed below. See notes three through six to the consolidated financial statements for further discussion of the amounts related to the funeral, cemetery and perpetual care trusts.

	Year Ended December 31, 2005

	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net(1)	Total

Realized gains	$56,560	$67,732	$19,088	$—	$143,380
Realized losses	(19,503)	(21,506)	(9,718)	—	(50,727)
Interest, dividend and other ordinary income	19,894	23,458	29,999	—	73,351
Trust expenses and income taxes	(11,924)	(13,419)	(8,650)	—	(33,993)

Net trust investment income	45,027	56,265	30,719	—	132,011
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(45,027)	(56,265)	—	—	(101,292)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(30,719)	—	(30,719)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	2,774	2,774

Total other income, net	$—	$—	$—	$2,774	$2,774

	Year Ended December 31, 2004

	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net (1)	Total

Realized gains	$89,500	$80,987	$34,430	$—	$204,917
Realized losses	(56,852)	(62,368)	(9,092)	—	(128,312)
Interest, dividend and other ordinary income	13,709	18,622	26,456	—	58,787
Trust expenses and income taxes	(5,775)	(7,422)	(7,282)	—	(20,479)

Net trust investment income	40,582	29,819	44,512	—	114,913
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(40,582)	(29,819)	—	—	(70,401)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(44,512)	—	(44,512)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	9,703	9,703

Total other income, net	$—	$—	$—	$9,703	$9,703

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Amounts included in other income within Other income, net primarily relate to foreign currency gains and losses, and override commissions from a third party insurance company.
Note Eight

Goodwill
      The changes in the carrying amounts of goodwill for the Company’s funeral and cemetery segments are as follows:

	Funeral	Cemetery
	Segment	Segment	Total

Balance as of December 31, 2003	$1,193,138	$2,284	$1,195,422
Addition of Goodwill related to acquisitions	1,842	—	1,842
Reduction of Goodwill related to dispositions	(34,887)	(127)	(35,014)
Effect of foreign currency and other	6,564	226	6,790

Balance as of December 31, 2004	$1,166,657	$2,383	$1,169,040
Reduction of Goodwill related to dispositions	(46,785)	(2,507)	(49,292)
Effect of foreign currency and other	4,016	124	4,140

Balance as of December 31, 2005	$1,123,888	$—	$1,123,888

Note Nine

Income Taxes
      The provision or benefit for income taxes includes U.S. federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.
      Income from continuing operations before income taxes and cumulative effects of accounting changes for the years ended December 31 is as follows:

	2005	2004	2003

United States	$73,411	$66,041	$5,765
Foreign	17,396	45,865	90,838

	$90,807	$111,906	$96,603

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2005	2004	2003

Current:
United States	$2,328	$(27,916)	$2,050
Foreign	2,244	2,769	17,904
State and local	3,470	(786)	4,306

	$8,042	$(25,933)	$24,260
Deferred:
United States	$38,901	$10,124	$1,224
Foreign	6,041	10,311	6,913
State and local	(18,862)	(2,696)	(5,050)

	$26,080	$17,739	$3,087

	$34,122	$(8,194)	$27,347

      The Company made income tax payments on continuing operations of approximately $6,618, $10,761 and $14,462 excluding income tax refunds of $29,488, $2,566 and $97,724 for the years ended December 31, 2005, 2004 and 2003, respectively. Net tax refunds of $22,870 in 2005 include a one-time refund of approximately $29,033 related to a federal ten-year carryback claim. Net tax (payments) refunds in years 2004 and 2003 of $(8,195) and $83,262 include one-time refunds of approximately $1,372 and $950 related to losses on sales of investments and one-time refunds of approximately $0 and $93,569 related to a federal net operating carryback claim.
      The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended December 31 were as follows:

	2005	2004	2003

Computed tax provision at the applicable federal statutory income tax rate	$31,783	$39,167	$33,811
State and local taxes, net of federal income tax benefits	(10,005)	(2,263)	(484)
Dividends received deduction and tax exempt interest	(133)	(588)	(471)
Foreign jurisdiction differences	601	(1,846)	(2,096)
Write down of assets and other losses with no tax benefit	558	(6,915)	119
Tax provision (benefit) associated with dispositions	11,799	(34,297)	(3,350)
Other	(481)	(1,452)	(182)

Provision (benefit) for income taxes	$34,122	$(8,194)	$27,347

Total effective tax rate	37.6%	(7.3)%	28.3%

      Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2005	2004

Inventories and cemetery property, principally due to purchase accounting adjustments	$382,391	$402,811
Property and equipment, principally related to book-tax differences in depreciation methods and purchase accounting adjustments	33,724	27,040
Goodwill, principally related to book-tax differences in amortization methods	40,541	38,566
Receivables, principally due to sales of cemetery interment rights and related products	—	64,626
Other	—	14,440

Deferred tax liabilities	456,656	547,483

Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	(147,764)	(111,764)
Accrued liabilities	(11,773)	(68,604)
Receivables, principally due to sales of cemetery interment rights and related products	(27,123)	—
Other	(27,642)	—
Loss and tax credit carry-forwards	(126,364)	(141,431)

Deferred tax assets	(340,666)	(321,799)

Valuation allowance	34,829	43,908

Net deferred income tax liabilities	$150,819	$269,592

      The change in components related to Receivables and Deferred revenues in the preceding table primarily relates to the cumulative effect of accounting change for deferred selling costs. Additionally, certain deferred tax liabilities related to our ability to utilize U.S. Federal operating loss carry-forwards have been reclassified from their respective individual components to directly reduce the related loss carry-forward deferred tax asset with no change to net deferred income taxes. This reclassification was made to the current and prior year amounts to assist in comparability. The 2005 decrease in valuation allowance is due to a $1,712 increase in valuation on tax losses in foreign jurisdictions, a $920 decrease in valuation on federal losses, and a $9,871 decrease in valuation allowance on state operating losses. At December 31, 2005, the loss and credit carryforward tax assets and associated valuation allowances by jurisdiction are as follows:

	Federal	State	Foreign	Total

Loss and tax credit carryforwards	$(51,325)	$(67,588)	$(7,451)	$(126,364)
Valuation allowance	$2,621	$27,125	$5,083	$34,829
      Current refundable income taxes and current deferred tax assets are included in Other current assets in the Company’s consolidated balance sheet. Current taxes payable and current deferred tax liabilities represent Income taxes payable in the Company’s consolidated balance sheet and long-term tax liabilities are included in Other liabilities in the Company’s consolidated balance sheet. The Company has tax receivables of $17,321 and $30,461 at December 31, 2005 and 2004, respectively. The Company has long-term tax liabilities of $104,981 at December 31, 2005 and 2004. See note seventeen to these consolidated financial statements for further information.
      At December 31, 2005 and 2004, U.S. income taxes had not been provided on $34,628 and $77,112, respectively, of the remaining undistributed earnings of foreign subsidiaries since it is the Company’s intent

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not to remit these earnings. The Company intends to permanently reinvest these undistributed foreign earnings in those businesses outside the United States and, therefore, has not provided for U.S. income taxes on such earnings. The $77,112 at December 31, 2004 included $55,505 of undistributed earnings of the Chilean operations that were sold in September 2005.
      A number of years may elapse before particular tax matters, for which the Company has established accruals, are audited and finally resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining the Company’s tax returns for 1999 through 2002 and various state jurisdictions are auditing years through 2004. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. The Company’s tax accruals are presented in the balance sheet within Deferred income taxes and Other liabilities.
      Various subsidiaries have foreign, federal and state carry-forwards of $1,132,828 with expiration dates through 2025. The Company believes that some uncertainty exists with respect to future realization of certain loss carry-forwards, therefore a valuation allowance totaling $34,829 has been established for those carry-forwards where uncertainty exists. The valuation allowance is primarily attributable to state net operating losses and is due to complexities of the various state laws restricting state net operating loss utilization.
      The loss carry-forwards will expire as follows:

	Federal	State	Foreign	Total

2006	$—	$18,857	$1,348	$20,205
2007	—	4,150	856	5,006
2008	1,529	10,193	—	11,722
2009	2,197	6,211	1	8,409
2010	—	4,435	229	4,664
Thereafter	222,315	841,360	19,147	1,082,822

Total	$226,041	$885,206	$21,581	$1,132,828

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Ten

Debt
      Debt as of December 31, 2005 and 2004 was as follows:

	December 31,	December 31,
	2005	2004

	(Dollars in thousands, except
	per share data)
6.0% notes due December 2005	$—	$63,801
7.2% notes due June 2006	10,698	150,000
6.875% notes due October 2007	13,497	143,475
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	358,266
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	22,213	30,853
Mortgage notes and other debt, maturities through 2050	29,743	48,194
Unamortized pricing discounts and other	(22,482)	(28,103)

Total debt	1,195,931	1,267,113
Less current maturities	(20,468)	(77,950)

Total long-term debt	$1,175,463	$1,189,163

      The Company’s consolidated debt had a weighted average interest rate of 7.06% and 7.02% at December 31, 2005 and 2004, respectively. Approximately 99% of the total debt had a fixed interest rate at December 31, 2005 and 2004.
      The aggregate maturities of debt for the five years subsequent to December 31, 2005 are as follows:

2006	$20,468
2007	21,776
2008	203,227
2009	344,585
2010	2,363
2011 and thereafter	603,512

$1,195,931

Bank Credit Facility
      The Company’s bank credit facility matures in August of 2007 and provides a total lending commitment of $200,000, including a sub-limit of $175,000 for letters of credit. As of December 31, 2005, the Company has no cash borrowings outstanding under this credit facility, but has used the facility to support $54,727 of letters of credit. The credit facility provides the Company with flexibility for acquisitions, dividends and share repurchases. It is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this credit facility. The subsidiary guaranty is a

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $54,727 and $66,985 at December 31, 2005 and December 31, 2004, respectively. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements and certain cash distribution restrictions. As of December 31, 2005, the Company was in compliance with all of its debt covenants. Interest rates for the outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.

Debt Issuances and Additions
      On June 15, 2005, the Company issued $300,000 in an unregistered offering of senior unsecured 7.00% notes due June 15, 2017, which pay interest semi-annually beginning December 15, 2005. The Company used the net proceeds, together with available cash, to purchase existing indebtedness pursuant to the tender offer described in Debt Extinguishments and Reductions. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. The Company is entitled to redeem the notes at any time by paying a make-whole premium. Under the terms of the issuance of the unregistered notes, the Company has an obligation to register the notes with the Securities and Exchange Commission (SEC). Because the Company did not file the related SEC registration statement within the required time period, it incurred an aggregate incremental interest expense of $250 during 2005.
      In connection with $250,000 of senior unsecured 6.75% notes due April 1, 2016, issued on April 14, 2004 in an unregistered offering, the Company filed a registration statement on September 2, 2004 with the SEC pursuant to a Registration Rights Agreement.

Debt Extinguishments and Reductions
      In the first quarter of 2005, the Company purchased $7,131 aggregate principal amount of its 7.70% notes due 2009 in the open market. As a result of this transaction, the Company recognized a loss of $1,207 recorded in Loss on early extinguishment of debt, in its consolidated statement of operations. In the second quarter of 2005, the Company purchased an additional $9,500 aggregate principal amount of its 7.70% notes due 2009, and $304 aggregate principal amount of its 6.00% notes due 2005 in the open market. Also in the second quarter of 2005, the Company redeemed $129,978 aggregate principal amount of its 6.875% notes due 2007 and $139,302 aggregate principal amount of its 7.20% notes due 2006 pursuant to a tender offer for such notes. These transactions resulted in a recognized loss of $13,051 recorded in (Loss) gain on early extinguishment of debt. (Loss) gain on early extinguishment of debt for 2005 is comprised of the redemption premiums paid of $12,186 and the write-off of unamortized debt issuance costs of $2,072. There were no early extinguishments of debt transactions during the third quarter of 2005. In the fourth quarter of 2005, the Company redeemed $5,062 aggregate principal amount of its debentures associated with the acquisitions of various locations. These transactions resulted in no recognized gain or loss.
      On December 15, 2005, as required by the terms of the agreement, the Company repaid the remaining $63,497 of the 6.00% notes due 2005.
      On April 15, 2004, as required by the terms of the agreement, the Company repaid the remaining $111,190 of the 7.375% notes due 2004.
      On April 22, 2004, the Company extinguished $200,000 aggregate principal amount of the 6.00% notes due 2005, pursuant to the Offer to Purchase, dated March 24, 2004. The Company paid $214,233 to the tendering holders, including a premium and accrued interest. As a result of the transaction, the Company recognized a loss on the early extinguishment of debt of $10,831, recorded in (Loss) gain on early

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extinguishment of debt, in its consolidated statement of operations. In early May 2004, the Company also purchased $8,650 aggregate principal amount of the 6.00% notes due 2005 in the open market. As a result of these transactions, the Company recognized a loss of $333 recorded in (Loss) gain on early extinguishment of debt, in its consolidated statement of operations.
      The holders of $221,633 of the Company’s 6.75% convertible subordinated notes due 2008 converted their holdings to equity on June 22, 2004, pursuant to the terms of the notes. The Company paid $7,480 in accrued interest to the holders. Simultaneously, the Company exercised its option by redeeming the remaining outstanding $91,061 of the notes. The Company paid a total of $97,649, including interest and premiums, to the holders of the redeemed notes and recognized a $5,606 loss on the early extinguishment of debt, recorded in (Loss) gain on early extinguishment of debt, in its consolidated statement of operations.

Additional Debt Disclosures
      At December 31, 2005 and December 31, 2004, the Company had deposited $12,056 and $26,707, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. This restricted cash is included in Deferred charges and other assets in the Company’s consolidated balance sheet. Unamortized pricing discounts, totaling $14,600 and $16,435 at December 31, 2005 and 2004, respectively, primarily relate to the Company’s September 2002 exchange offering of the 7.7% notes due in 2009.
      The Company had assets of approximately $12,676 and $24,580 pledged as collateral for the mortgage notes and other debt at December 31, 2005 and 2004, respectively.
      Cash interest payments for the three years ended December 31 were as follows:

2005	$94,282
2004	$111,016
2003	$136,691
      Cash interest payments forecasted as of December 31, 2005 for the five years subsequent to December 31, 2005 are as follows:

2006	$88,768
2007	$84,013
2008	$71,491
2009	$51,052
2010	$43,252
2011 and thereafter	$235,991
Note Eleven

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
      During the third quarter of 2005, the Company hedged an 8,200,226 Chilean pesos (CLP) income tax receivable at a forward price of 541 on June 30, 2006. At December 31, 2005, the Company has marked-to-

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market the income tax receivable and the hedge liability at the spot rate of 514.14. For additional information regarding this matter, see note twenty to these consolidated financial statements.
      During the first quarter of 2004, the Company executed certain forward exchange contracts, having an aggregate notional value of EUR 240,000 and a corresponding notional value of $300,011 to hedge its net foreign investment in France. Upon receipt of the net proceeds from the transaction, the Company settled these derivative instruments and recorded a gain of $8,919 in Other comprehensive income (loss) in the consolidated statement of stockholders’ equity, which was then recognized pursuant to the sale of the Company’s operations in France in Gains and impairment (losses) on dispositions, net in the consolidated statement of operations.
      The Company also executed certain forward exchange contracts during the first half of 2004, having an aggregate notional value of GBP 22,436 and a corresponding notional value of $41,334, relating to the ultimate sale of its minority investment in and the repayment of its note receivable from a funeral and cemetery company in the United Kingdom. On April 8, 2004, the Company received the expected proceeds and settled these derivative instruments, recognizing a gain of $198, which was recorded in Other income, net in the consolidated statement of operations during the year ended December 31, 2004.
      The Company was not a party to any derivative instruments at December 31, 2004.
Note Twelve

Credit Risk and Fair Value of Financial Instruments

Fair Value Estimates
      The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral contracts and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The carrying value of other notes receivable approximates the fair value. At December 31, 2005 and 2004, other notes receivable, net, included in Receivables, net totaled $16,099 and $3,339, respectively and included in Deferred charges and other assets in the consolidated balance sheet, totaled $21,567 and $41,302, respectively.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the Company’s debt at December 31 was as follows:

	2005	2004

	(Dollars in thousands, except
	per share data)
6.0% notes due 2005	$—	$64,997
7.2% notes due 2006	10,698	156,188
6.875% notes due 2007	13,632	149,752
6.5% notes due 2008	198,412	200,850
7.7% notes due 2009	360,852	385,136
7.875% debentures due 2013	58,965	60,494
6.75% notes due 2016	246,250	255,000
7.0% notes due 2017	301,500	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	22,102	30,223
Mortgage notes and other debt, maturities through 2050	29,743	51,831

Total fair value of debt	$1,242,154	$1,354,471

      The fair values of the Company’s long-term, fixed rate and convertible debt securities were estimated using market conditions for those securities or for other securities having similar terms and maturities. Mortgage notes and other debt have been reported at face value because of the diverse terms and conditions and non-trading nature of these notes.

Credit Risk Exposure
      The Company’s cash deposits, some of which exceed insured limits, are distributed among various regional and national banks in the jurisdictions in which the Company operates. In addition, the Company regularly invests excess cash in financial instruments which are not insured, such as money-market funds and Eurodollar time deposits, that are offered by a variety of reputable financial institutions and commercial paper that is offered by corporations with quality credit ratings. The Company believes that the credit risk associated with such instruments is minimal.
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
Note Thirteen

Commitments and Contingencies

Leases
      The Company’s leases principally relate to funeral home facilities and transportation equipment. The majority of the Company’s operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the fair rental value at the end of the primary lease term. Rental expense for these leases was $55,768, $69,159 and $77,050 for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, future minimum lease payments for non-cancelable operating and capital leases exceeding one year are as follows:

	Operating	Capital

2006	$35,277	$84
2007	31,045	56
2008	26,501	19
2009	21,654	—
2010	16,232	—
2011 and thereafter	74,051	—

Subtotal	204,760	159
Less: Subleases	(1,826)	—

Total	$202,934	$159

Less: Interest on capital leases		(4)

Total principal payable on capital leases		$155

      In order to eliminate the variable interest rate risk in the Company’s operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements subsequent to December 31, 2005. Based on the amended terms, these leases have been converted from operating leases to capital leases in 2006. As of December 31, 2005, the future minimum lease payments for these leases were as follows:

2006	25,650
2007	22,290
2008	18,092
2009	13,679
2010	9,311
2011 and thereafter	4,236

Purchase Commitments
      The Company entered into a purchase agreement for its North America operations with a major casket manufacturer, having an original minimum commitment of $750,000 for a six-year period that expired at the end of 2004. The agreement contained provisions for annual price adjustments and provided for a one-year extension period to December 31, 2005, which the Company elected to extend in order to satisfy its minimum commitment. In the first quarter of 2005, the Company amended its original agreement to allow the Company to continue purchasing caskets through 2006, subject to price increase limitations. Under this agreement, the retail value of the Company’s purchases was approximately $109,155, $106,275, and $94,501 for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, the remaining commitment was $48,000. We expect this commitment to be fulfilled in 2006.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management, Consulting and Non-Competition Agreements
      The Company has entered into management, employment, consulting and non-competition agreements, generally for five to ten years, with certain officers and employees of the Company and former owners of businesses acquired. The Company has modified several of the above agreements as part of cost rationalization programs (see note nineteen to the consolidated financial statements). At December 31, 2005, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

	Employment	Consulting	Non-Competition	Total

2006	$2,136	$2,238	$17,207	$21,581
2007	1,256	2,021	11,637	14,914
2008	827	838	4,953	6,618
2009	346	765	1,652	2,763
2010	56	117	1,248	1,421
2011 and thereafter	112	364	1,867	2,343

Total	$4,733	$6,343	$38,564	$49,640

Representations and Warranties
      As of December 31, 2005, the Company has contingent obligations of $33,504 resulting from the Company’s international asset sales and joint venture transactions. In some cases, the Company has agreed to guarantee certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. The Company has interest-bearing cash investments of $6,754 included in Deferred charges and other assets collateralizing certain of these contingent obligations. The Company believes it is remote that it will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2004, the Company disposed of its funeral operations in France to a newly formed, third party company. As a result of this sale, the Company recognized $35,768 of contractual obligations related to representations, warranties, and other indemnifications in accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” During 2005, the Company released $7,125 of tax indemnification liabilities and paid $2,105 to settle certain tax and litigation matters. The remaining obligation of $24,138 at December 31, 2005 represents the following:

			Maximum Potential		Carrying
	Contractual		Amount of Future		Value as of
	Obligation	Time Limit	Payments		December 31, 2005

Tax reserve liability	$18,610	December 31, 2007	2005 €100 million 2006 €30 million		$10,000
Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor		(1)	4,745
Employee litigation provision	6,512	December 31, 2006 (for all claims other than those relating to tax and social security matters) one month after expiration of the statutory period of limitations for tax and social security matters.		(2)	6,512
VAT taxes	3,882	One month after the expiration of statutory period of limitations		(1)	3,882
Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor		(2)	3,381

Total	$40,150				$28,520

Less: Deductible of majority equity owner	(4,382)				(4,382)

	$35,768				$24,138

(1)	The potential maximum exposure for these two items combined is €20 million.

(2)	The potential maximum exposure for these two items combined is €40 million.

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of certain of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated.
      Conley Investment Counsel v. Service Corporation International, et al; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the 2003 Securities Lawsuit). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits — Edgar Neufeld v. Service Corporation International, et al; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et. al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et. al.; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants the Company and several of the Company’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and gravesites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. Since the action is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages.
      David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory appeal pending in the El Paso Court of Appeals, No. 08-05-00182-CV, and a mandamus proceeding pending in the El Paso Court of Appeals, No. 08-05-00335-CV (collectively, the Hijar Lawsuit). The Hijar Lawsuit involves a state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from the Company or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (Rules) required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The Plaintiffs seek to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” The Company denies that the plaintiffs have standing to sue for violations of the Texas Occupations Code or the Rules, denies that plaintiffs have standing to sue for violations under the relevant regulations and statutes, denies that any breaches of contractual terms occurred, and on other grounds denies liability on all of the plaintiffs’ claims. Finally, the Company denies that the Hijar Lawsuit satisfies the requirements for class certification.
      In May 2004, the trial court heard summary judgement cross-motions filed by the Company and Plaintiff Hijar (at that time, the only plaintiff). The trial court granted Hijar’s motion for partial summary judgement and denied the Company’s motion. In its partial summary judgement order, the trial court made certain findings to govern the case, consistent with its summary judgement ruling. The Company’s request for rehearing was denied.
      During the course of the Hijar Lawsuit, the parties have disputed the proper scope and substance of discovery. Following briefing by both parties and evidentiary hearings, the trial court entered three orders against the Company that are the subject of appellate review: (a) a January 2005 discovery sanctions order; (b) an April 2005 discovery sanctions order; and (c) an April 2005 certification order, certifying a class and two subclasses. On April 29, 2005, the Company filed an appeal regarding the certification order and, concurrently with its initial brief in that appeal, filed a separate mandamus proceeding regarding the sanctions orders. The reply brief in the certification appeal is due on March 3, 2006. The court of appeals denied the mandamus petition in January 2006, and the Company has moved for rehearing.
      Mary Louise Baudino, et al v. Service Corporation International, et al; the plaintiffs’ counsel in the Hijar Lawsuit initiated an arbitration claim raising similar issues in California and filed in November 2004 a case styled Mary Louise Baudino, et al v. Service Corporation International, et al; in Los Angeles County Superior

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Court; Case No. BC324007 (Baudino Lawsuit). The Baudino Lawsuit makes claims similar to those made in the Hijar lawsuit. However, the Baudino Lawsuit seeks a nation-wide class of plaintiffs. The Baudino Lawsuit is in its early stages and discovery is in its infancy.
      Regarding funeral and casket antitrust litigation, the Company is a defendant in three related class action antitrust cases filed in 2005. The first case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al; In the United States District Court for the Southern District of Texas — Houston (Funeral Consumers Case). This is a purported class action on behalf of casket consumers throughout the United States alleging that the Company and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets. A related class action lawsuit (Leoncio Solis v. Service Corporation International; In the United States District Court for the Southern District of Texas — Houston Division) was consolidated into the Funeral Consumers Case in the fourth quarter of 2005.
      The Company is also a defendant in Ralph Lee Fancher v. Service Corporation International, et al; In the United States District Court for the Southern District of Texas — Houston Division, and Cause No. 4:05-CV-00246. This lawsuit, which was previously consolidated with the Funeral Consumers Case, makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. The case is a purported class action on behalf of casket consumers throughout the United States and alleges that the Company violated the Tennessee Trade Practices Act.
      The Company is also a defendant in Cause No. 4:05-CV-03399; Pioneer Valley Casket, et al. v. Service Corporation International, et al.; In the United States District Court for the Southern District of Texas — Houston Division. This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, this case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 and to present.
      The funeral and casket antitrust lawsuits seek injunctions, unspecified amounts of monetary damages and treble damages. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages.
      In addition to the funeral and casket antitrust lawsuits, the Company has received Civil Investigative Demands, dated in August 2005 and February 2006, from the Attorney General of Maryland on behalf of itself and other state attorneys general, who have commenced an investigation of alleged anticompetitive practices in the funeral industry. The Company has also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.
      The ultimate outcome of the matters described above under the caption Litigation cannot be determined at this time. An adverse decision in one or more of such matters could have a material adverse effect on the Company, its financial condition, results of operation and cash flows. However, the Company intends to aggressively defend all of the above lawsuits.
Note Fourteen

Stockholders’ Equity (All shares reported in whole numbers)

Share Authorization
      The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2005 and 2004. At December 31, 2005 and 2004, 500,000,000 common shares of $1 par value were authorized. The Company had 294,808,872 and

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
323,225,352 shares issued and outstanding, net of 48,962,063 and 18,502,478 shares held in treasury at par at December 31, 2005 and 2004, respectively.

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
      Options of 1,959,283 and 4,034,123, respectively, were outstanding with alternative vesting methods at December 31, 2005 and 2004. Under the alternative vesting methods, partial or full accelerated vesting will occur when the price of Company common stock reaches pre-determined prices. If the pre-determined stock prices are not met in the required time period, the options will fully vest in periods ranging from eight to ten years from grant date. At December 31, 2005 and 2004, 4,856,459 and 3,748,668, respectively, were reserved for future option and restricted stock grants under all stock option plans.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth certain stock option information:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2002	32,785,147	$11.63
Granted	—	—
Exercised	(382,295)	3.70
Canceled	(1,303,735)	25.67

Outstanding at December 31, 2003	31,099,117	$10.77
Granted	655,650	6.81
Exercised	(2,556,573)	4.06
Canceled	(1,526,678)	15.75

Outstanding at December 31, 2004	27,671,516	$10.77
Granted	1,167,400	6.90
Exercised	(1,994,447)	3.97
Canceled	(2,594,040)	28.83

Outstanding at December 31, 2005	24,250,429	$9.21

Exercisable at December 31, 2003	23,629,825	$10.76

Exercisable at December 31, 2004	25,423,111	$11.14

Exercisable at December 31, 2005	22,718,881	$9.37

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Exercise Price	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price

$ 0.00 - 4.00	7,764,932	2.9	$3.43	7,764,932	$3.43
4.01 - 6.00	4,603,296	3.7	4.93	4,603,296	4.93
6.01 - 9.00	4,842,917	3.8	6.73	3,311,369	6.67
9.01 - 15.00	2,898,444	1.6	13.73	2,898,444	13.73
15.01 - 21.00	2,376,280	1.6	19.09	2,376,280	19.09
21.01 - 38.00	1,764,560	0.6	31.84	1,764,560	31.84

$ 0.00 - 38.00	24,250,429	2.8	$9.21	22,718,881	$9.37

      Since all of the Company’s options have been granted at market value on the dates of each grant, the Company has not recognized compensation expense on stock options under its current accounting policy using the intrinsic value method. On January 1, 2006, the Company adopted SFAS 123R, which requires the use of the fair value method of valuing stock options. For additional information regarding SFAS 123R, see note three to these consolidated financial statements.
      Restricted shares awarded under the Amended 1996 Incentive Plan were 498,800 in 2005 and 427,800 in 2004. The weighted average fair market value per share at the date of grant of shares granted for 2005 and 2004 was $7.37 and $6.81, respectively. No restricted shares were issued during 2003. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital and excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2005, the unamortized amount was $3,593. The Company recognized compensation cost of $2,086 in 2005 and $889 in 2004 related to this Plan.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s Director Fee Plan allows for compensation to non-employee directors to be partially paid in common stock. In 2005, 2004, and 2003, respectively, 69,608, 68,586 and 155,560 shares of common stock were granted under the Director Fee Plan. Certain directors, as permitted in the plan agreement, have elected to defer the issuance of stock granted under this plan. In 2005, 2004, and 2003, respectively, 19,888, 39,192 and 60,614 shares were reserved for future issuance under this plan. In 2005, 8,385 previously deferred shares were issued. The Company recognized compensation cost of $490, $770 and $565 during the years ended December 31, 2005, 2004 and 2003, respectively, related to this Plan.

Accumulated Other Comprehensive (Loss) Income
      The Company’s components of accumulated other comprehensive (loss) income at December 31 are as follows:

	Foreign	Minimum		Accumulated
	Currency	Pension	Unrealized	Other
	Translation	Liability	Gains and	Comprehensive
	Adjustment	Adjustment	Losses	(Loss) Income

Balance at December 31, 2002	$(170,617)	$(36,555)	$—	$(207,172)
Activity in 2003	92,504	2,956	—	95,460

Balance at December 31, 2003	(78,113)	(33,599)	—	(111,712)
Activity in 2004	(9,242)	33,599	—	24,357
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(9,370)	(9,370)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	9,370	9,370
Reclassification for translation adjustment realized in net income	49,006	—	—	49,006

Balance at December 31, 2004	(38,349)	—	—	(38,349)
Activity in 2005	7,260	—	—	7,260
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(69,226)	(69,226)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	69,226	69,226
Reclassification for translation adjustment realized in net loss	101,588	—	—	101,588

Balance at December 31, 2005	$70,499	$—	$—	$70,499

      The reclassification adjustment of $101,588 during the year ended December 31, 2005 includes $71,770 related to the sale of the Company’s operations in Argentina and Uruguay and $29,818 related to the sale of its cemetery businesses in Chile. The reclassification adjustment of $49,006 during the year ended December 31, 2004 relates to the sale of the Company’s interest in its French operations and includes an associated deferred tax asset of $59,662.
      The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjustments in Accumulated other comprehensive (loss) income. Income taxes are generally not provided for foreign currency translation.
      The minimum pension liability adjustment for the year ended December 31, 2004 of $33,599 is net of deferred taxes of $21,274. The minimum pension liability adjustment for the year ended December 31, 2003 of $2,956 is net of deferred taxes of $1,872.

Share Repurchase Program
      On June 23, 2005, the Company announced an increase in its stock repurchase program authorizing the investment of an additional $100,000 to repurchase the Company’s common stock, for an aggregate authorized amount of $400,000. The Company, subject to market conditions and normal trading restrictions, makes purchases in the open market or through privately negotiated transactions. During 2005, the Company repurchased 30,956 shares of common stock at an aggregate cost of $225,152. During 2004, the Company repurchased 16,725 shares of common stock at an aggregate cost of $110,258. As of December 31, 2005, the remaining dollar value of shares that may be purchased under the share repurchase program was approximately $64,590.

Cash Dividends
      In the first quarter of 2005, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of $.025 per common share. During 2005, the Company paid quarterly dividends of $22,637 and accrued $7,415 for dividends paid on January 31, 2006. These transactions were recorded in Capital in Excess of Par Value in the consolidated balance sheet for the year ended December 31, 2005. Subsequent to December 31, 2005, the Company’s Board of Directors approved a dividend payable on April 28, 2006 to shareholders of record at April 13, 2006.
Note Fifteen

Retirement Plans
      The Company has a non-contributory, defined benefit pension plan covering approximately 34% of United States employees (US Pension Plan), a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a retirement plan for certain non-employee directors (Directors’ Plan) (collectively, the “Plans”). The Company also provides a 401(k) employee savings plan.
      Effective January 1, 2001, the Company curtailed its US Pension Plan, SERP, Senior SERP and Directors’ Plan. As these plans have been frozen, the participants do not earn incremental benefits from additional years of service and the Company does not incur new service cost after December 31, 2000.
      Retirement benefits for the US Pension Plan are generally based on years of service and compensation. This contribution is an actuarially determined amount. Assets of the pension plan consist of core diversified and market-neutral hedge funds, fixed income investments and marketable equity securities, which complies with the funding requirements of the Employee Retirement Income Security Act of 1974.
      Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the US Pension Plan and Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors’ Plan provides for an annual benefit to directors following their retirement, based on a vesting schedule.
      Most foreign employees are covered by their respective foreign government-mandated or defined contribution plans which are adequately funded and are not considered significant to the financial condition or

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
results of operations of the Company. The plans’ liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.
      The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2005	2004	2003

Interest cost on projected benefit obligation	$7,857	$8,826	$9,897
Actual return on plan assets	(7,226)	(10,690)	—
Expected return on plan assets	—	—	(6,808)
Settlement/curtailment charge	—	—	352
Amortization of prior service cost	183	183	183
Recognized net actuarial loss	7,586	1,359	7,586

	$8,400	$(322)	$11,210

Cumulative effect of accounting change	—	54,873	—

	$8,400	$54,551	$11,210

      The Plans’ funded status at December 31 was as follows (based on valuations as of September 30):

	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of year	$134,362	$144,413
Interest cost	7,857	8,825
Actuarial loss	7,162	739
Benefits paid	(18,302)	(19,615)

Benefit obligation at end of year	$131,079	$134,362

Change in Plan Assets:
Fair value of plan assets at beginning of year	$88,550	$74,309
Actual return on plan assets	7,226	10,690
Employer contributions	3,753	23,787
Benefits paid, including expenses	(18,726)	(20,236)

Fair value of plan assets at end of year	$80,803	$88,550

Funded status of plan	$(50,276)	$(45,812)
Unrecognized prior service cost	807	990

Net amount recognized in the Consolidated Balance Sheet	$(49,469)	$(44,822)

Funding Summary:
Projected benefit obligations	$131,079	$134,362
Accumulated benefit obligation	$131,079	$134,362
Fair value of plan assets	$80,803	$88,550
Amounts recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(50,276)	$(45,812)
Intangible asset	807	990

Net amount recognized in the Consolidated Balance Sheet	$(49,469)	$(44,822)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The retirement benefits under the SERP, Senior SERP and Directors’ Plan are unfunded obligations of the Company. As of December 31, 2005, the benefit obligation of the SERP, Senior SERP and Directors’ Plan is $31,272; however, the Company has purchased various life insurance policies on the participants in the Senior SERP with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the plan’s funding requirements. The face value of these insurance policies was $54,031 and the cash surrender value was $36,776 as of December 31, 2005. No loans are outstanding against the policies, but there are no restrictions in the policies regarding loans.
      Due to the Company’s change in accounting for gains and losses on pension plan assets and obligations effective January 1, 2004, the change in minimum liability included in Accumulated other comprehensive loss was a decrease of $54,873 in 2004. The Company recorded net pension (expense) income of $(8,400), $322 and ($17,635) for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost were as follows: The Company bases its discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. The reasonableness of its discount rate is verified by comparing its rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index, on high-quality fixed income investments plus 50 basis points. Discount rates used to determine pension obligations for the U.S. plans were 5.75%, 6.00% and 6.25% for the years ended 2005, 2004, and 2003, respectively. Because all of the Plans were curtailed effective January 1, 2001, the assumed rate of return on plan assets was not applicable to 2005 or 2004 as the Company now recognizes gains and losses on plan assets during the year in which they occur. The 9.0% assumed rate of return on plan assets during 2003 was a result of a high allocation of equity securities within the plan assets. Due to the curtailment of the Plans, the assumed rate of compensation increase is zero. In March 2004, the Company voluntarily contributed $20,000 to the frozen U.S. Pension Plan.

	2005	2004	2003

Discount rate used to determine obligations	5.75%	6.00%	6.25%
Assumed rate of return on plan assets	n/a	n/a	9.00%
Discount rate used to determine net periodic pension cost	6.00%	6.25%	7.00%
      The Plans’ weighted-average asset allocations at December 31 by asset category are as follows:

	2005	2004

Core diversified and market-neutral hedge funds	55%	55%
Fixed income investments	12%	12%
Equity securities(1)	33%	33%

Total	100%	100%

(1)	Equity securities do not include shares of Company common stock at December 31, 2005 or 2004.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The primary investment objective of the plan is to achieve a rate of investment return over time that will allow the plan to achieve a fully funded status, while maintaining prudent investment return volatility levels. In 2004, the investment strategy was revised to have a lower percentage invested in traditional equity securities and fixed income securities and instead include investments in hedge funds allowing for reduced volatility with limited reduction of returns. The Company has an asset allocation strategy of 35% traditional equity, 15% fixed income and 50% hedge funds. Allocations within the equity asset class are divided among large capitalization domestic equity (value and growth styles), small capitalization domestic equity (value and growth styles) and international equity. The large capitalization domestic equity may be further diversified between active and passive (index) management styles. The fixed income allocation is divided between cash and an intermediate-term investment grade bond portfolio. Based on this asset mix, the Company expects a long-term rate of return on plan assets of approximately 7.0% to 7.5%. The investment strategy is managed within ranges that are centered at specific allocation targets. The specific allocations within the strategy, as well as the individual asset class ranges are as follows:

Ranges

Large cap equity (value and growth)	10% - 25%
Small gap growth	5% - 10%
International equity	5% - 10%
Fixed income core bond	0% - 25%
Hedge funds:
Core diversified	15% - 35%
Market neutral	15% - 35%
Money market	0% - 1%
      The following benefit payments are expected to be paid:

2006(1)	$7,447
2007	6,590
2008	6,972
2009	7,405
2010	8,169
Years 2011 through 2015	$41,001

(1)	Included in the $7,447 expected benefit payments for 2006 is $3,936 the Company expects to contribute for the SERP, Senior SERP, and Directors’ Plan expected benefit payments.
      Effective January 1, 2004, the Company changed its method of accounting for gains and losses on its pension plan assets and obligations. Pursuant to this new accounting method, the Company recognizes pension related gains and losses in its consolidated statement of operations in the year such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes this change in accounting is preferable as the new method of accounting better reflects the economic nature of the Company’s Plans and recognizes gains and losses on the Plan assets and obligations in the year the gains and losses occur. As a result of this accounting change, the Company recognized a cumulative effect charge of an accounting change of $33,599, net of tax of $21,274, as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and obligations.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of its United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after tax income in accordance with specified guidelines up to a maximum of 50%. During 2005, the Company then matched a percentage of the employee contributions through contributions of cash. During 2004 and 2003, the Company matched employee contributions through contributions of the Company’s common stock. For each of the three years, the Company’s matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation

0 - 5 years	75% of the first 6% of deferred compensation
6 - 10 years	110% of the first 6% of deferred compensation
11 or more years	135% of the first 6% of deferred compensation
      The amount of the Company’s matched contributions in 2005, 2004 and 2003 was $16,456, $18,127 and $17,378, respectively.
Note Sixteen

Segment Reporting
      The Company’s operations are both product based and geographically based, and the reportable operating segments presented below include the Company’s funeral and cemetery operations. The Company’s geographic areas include North America and Other Foreign.
      In 2005, Other Foreign consists of the Company’s operations in Singapore and Germany. In 2004, Other Foreign also included operations in France, which were disposed of in the first quarter of 2004. Results from the Company’s funeral and cemetery businesses in Argentina and Uruguay, which were sold in the first quarter of 2005, and its cemetery business in Chile, which was sold in the third quarter of 2005, are classified as discontinued operations for all periods presented. The Company conducts both funeral and cemetery operations in North America and funeral operations in Other Foreign geographic areas.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments

2005
Revenues from external customers	$1,155,225	$560,380	$1,715,605
Interest expense	2,728	1,539	4,267
Depreciation and amortization	49,238	17,828	67,066
Gross profit	216,376	82,451	298,827
Total assets	3,352,468	3,600,473	6,952,941
Capital expenditures	$48,964	$46,756	$95,720
2004
Revenues from external customers	$1,259,821	$571,404	$1,831,225
Interest expense	2,943	1,480	4,423
Depreciation and amortization	59,231	66,498	125,729
Gross profit	226,407	102,122	328,529
Total assets	3,513,198	4,219,900	7,733,098
Capital expenditures	$36,155	$40,180	$76,335
2003
Revenues from external customers	$1,739,768	$573,409	$2,313,177
Interest expense	3,995	3,119	7,114
Depreciation and amortization	84,202	64,957	149,159
Gross profit	273,165	82,620	355,785
Total assets	3,707,249	3,382,975	7,090,224
Capital expenditures	$69,622	$43,872	$113,494

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles certain reportable segment amounts to the Company’s corresponding consolidated amounts:

	Reportable		Discontinued
	Segments	Corporate	Operations	Consolidated

2005
Revenue from external customers	$1,715,605	$—	$—	$1,715,605
Interest expense	4,267	98,070	—	102,337
Depreciation and amortization	67,066	20,383	—	87,449
Total assets	6,952,941	583,751	—	7,536,692
Capital expenditures	$95,720	$3,696	$—	$99,416
2004
Revenue from external customers	$1,831,225	$—	$—	$1,831,225
Interest expense	4,423	113,487	—	117,910
Depreciation and amortization	125,729	19,037	—	144,766
Total assets	7,733,098	470,290	15,452	8,218,840
Capital expenditures	$76,335	$19,284	$—	$95,619
2003
Revenue from external customers	$2,313,177	$—	$—	$2,313,177
Interest expense	7,114	131,511	—	138,625
Depreciation and amortization	149,159	11,887	—	161,046
Total assets	7,090,224	463,361	9,318	7,562,903
Capital expenditures	$113,494	$1,977	$—	$115,471
      The following table reconciles gross profits from reportable segments shown above to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	2005	2004	2003

Gross profit from reportable segments	$298,827	$328,529	$355,785
General and administrative expenses	(84,812)	(130,896)	(178,105)
Gains and impairment (losses) on dispositions, net	(26,093)	25,797	50,677
Other operating expense	—	—	(9,004)

Operating income	187,922	223,430	219,353
Interest expense	(102,337)	(117,910)	(138,625)
Interest income	16,706	13,453	6,215
(Loss) gain on early extinguishment of debt	(14,258)	(16,770)	1,315
Other income	2,774	9,703	8,345

Income from continuing operations before income taxes and cumulative effects of accounting changes	$90,807	$111,906	$96,603

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s geographic area information was as follows:

	North	Other
	America	Foreign	Total

2005
Revenues from external customers	$1,703,812	$11,793	$1,715,605
Interest expense	102,337	—	102,337
Depreciation and amortization	87,033	416	87,449
Operating income	186,463	1,459	187,922
Gains and impairment (losses) on dispositions, net	(26,093)	—	(26,093)
Long-lived assets	$3,665,060	$6,160	$3,671,220
2004
Revenues from external customers	$1,690,263	$140,962	$1,831,225
Interest expense	117,791	119	117,910
Depreciation and amortization	143,903	863	144,766
Operating income	210,096	13,334	223,430
Gains and impairment (losses) on dispositions, net	25,705	92	25,797
Long-lived assets	$4,189,625	$91,400	$4,281,025
2003
Revenues from external customers	$1,716,050	$597,127	$2,313,177
Interest expense	136,410	2,215	138,625
Depreciation and amortization	160,616	430	161,046
Operating income	147,524	71,829	219,353
Gains and impairment (losses) on dispositions, net	51,411	(734)	50,677
Other operating expenses	(9,004)	—	(9,004)
Long-lived assets	$4,281,203	$456,882	$4,738,085
      Included in the North American figures above are the following United States amounts:

	2005	2004	2003

Revenues from external customers	$1,596,257	$1,583,979	$1,633,221
Operating income(1)	162,457	182,680	130,378
Long-lived assets	$3,425,429	$3,943,542	$4,121,888
      Included in the Other Foreign figures above are the following French amounts:

	2005	2004	2003

Revenues from external customers	$—	$127,282	$584,636
Operating income(1)	—	11,664	68,884
Long-lived assets	$—	$—	$364,570

(1)	Operating income includes $(27,597), $24,625 and $41,397 in Gains and impairment (losses) on dispositions, net and Other operating expenses in the United States and $0, $92 and ($734) in Gains and impairment (losses) on dispositions, net in France for the years ended December 31, 2005, 2004, and 2003, respectively.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, the Company sold its funeral operations in France and obtained a 25% minority interest equity investment in the acquiring entity. The Company now accounts for its 25% ownership of France using the equity method of accounting.
      During 2005 and 2004, the Company divested certain North America and international funeral service locations and cemeteries. Certain of these divested operations do not qualify as discontinued operations under SFAS 144 and related guidance because either the divested operations were held for sale in accordance with previous accounting pronouncements related to dispositions or they do not meet the criteria as defined in SFAS 144 and related guidance. Summarized operating results of the Company’s divested operations are as follows:

	North America			Other Foreign

	2005	2004	2003	2005	2004	2003

Revenues:
Funeral	$36,287	$71,870	$96,538	$—	$127,282	$584,636
Cemetery	11,292	19,811	20,484	82	1,269	1,190

	$47,579	$91,681	$117,022	$82	$128,551	$585,826

Gross profit (loss):
Funeral	$1,714	$7,018	$8,788	$—	$11,572	$68,275
Cemetery	(1,671)	(1,060)	4,510	(40)	125	55

	$43	$5,958	$13,298	$(40)	$11,697	$68,330

	Total

	2005	2004	2003

Revenues:
Funeral	$36,287	$199,152	$681,174
Cemetery	11,374	21,080	21,674

	$47,661	$220,232	$702,848

Gross profit (loss):
Funeral	$1,714	$18,590	$77,063
Cemetery	(1,711)	(935)	4,565

	$3	$17,655	$81,628

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Seventeen

Supplementary Information
      The detail of certain balance sheet accounts is as follows:

	December 31,

	2005	2004

Cash and cash equivalents:
Cash	$5,594	$4,692
Commercial paper and temporary investments	441,188	283,093

	$446,782	$287,785

Receivables, net:
Notes receivable	$16,099	$3,339
Atneed funeral receivables, net	66,884	77,195
Atneed cemetery receivables, net	2,949	16,532
Other	11,815	5,556

	$97,747	$102,622

Other current assets:
Deferred tax asset and income tax receivable	$18,499	$40,438
Prepaid insurance	3,407	3,720
Other	15,621	9,662

	$37,527	$53,820

Inventories:
Caskets, vaults, urns, markers and bases	$31,254	$31,898
Developed land, lawn crypts and mausoleums	37,073	49,628

	$68,327	$81,526

Cemetery property:
Undeveloped land	$1,107,259	$1,260,859
Developed land, lawn crypts and mausoleums	248,395	248,740

	$1,355,654	$1,509,599

Property and equipment:
Land	$289,800	$293,961
Buildings and improvements	996,867	1,001,515
Operating equipment	262,348	249,023
Leasehold improvements	24,627	28,354

	1,573,642	1,572,853
Less: accumulated depreciation	(631,413)	(602,306)

	$942,229	$970,547

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

Deferred charges and other assets:
Covenants-not-to-compete, net	$73,240	$77,549
Cemetery deferred selling expense, net	—	212,397
Funeral deferred selling expense, net	—	99,371
Investments, net	9,218	35,752
Restricted cash	12,056	26,707
Notes receivable, net	21,567	41,302
Other	133,368	138,761

	$249,449	$631,839

      Included in Receivables, net on the Company’s consolidated balance sheet is funeral and cemetery atneed allowances for doubtful accounts of approximately $11,835 and $12,572 at December 31, 2005 and 2004, respectively.
      Included in Receivables, net in the consolidated balance sheet is $131 and $138 of notes with employees of the Company and other related parties at December 31, 2005 and 2004, respectively. Interest rates on notes receivable range from 0% to 18% as of December 31, 2005.

	December 31,

	2005	2004

Accounts payable and accrued liabilities:
Accounts payable	$41,160	$46,271
Accrued compensation	59,017	31,296
Litigation matters	6,850	4,280
Restructuring liability	7,375	10,663
Accrued dividend	7,415	—
Accrued interest	17,149	19,883
Self insurance	49,084	47,480
Accrued trust expenses	13,101	4,704
Other accrued liabilities	29,978	57,300

	$231,129	$221,877

	December 31,

	2005	2004

Other liabilities:
Accrued pension	$49,469	$45,175
Deferred compensation	11,352	17,729
Customer refund obligation reserve	66,118	74,410
Trust related debt	—	76,926
Tax liability	104,981	104,981
Indemnification liability	26,750	44,480
Other	62,142	68,216

	$320,812	$431,917

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goods and Services
      In prior periods, certain costs, specifically salaries and facility costs, were allocated based upon each of the respective segments’ revenue components within goods and services.
      During 2005, the Company has further refined its allocation of the costs described above to more accurately reflect the cost of goods and services for its funeral and cemetery segments. Such costs are now allocated based on an hourly factor which represents the average amount of time spent by employees when selling or providing goods and services to a consumer. The Company has made certain disclosure reclassifications to prior years to conform to the current period presentation. The disclosure reclassifications made to prior years to conform to the current period presentation have no effect on the Company’s consolidated financial position, results of operations or statement of cash flows.
      The detail of certain income statement accounts is as follows for the years ended December 31,

	2005	2004	2003

North America good and services revenues
Goods
Funeral	$501,794	$505,170	$488,987
Cemetery	380,990	388,683	381,381

Total goods	882,784	893,853	870,368

Services
Funeral	613,430	585,854	626,487
Cemetery	146,035	141,934	146,574

Total services	759,465	727,788	773,061

North America goods and services revenues	1,642,249	1,621,641	1,643,429

International revenues	11,793	140,962	597,127
Other revenues	61,563	68,622	72,621

Total revenues	$1,715,605	$1,831,225	$2,313,177

North America goods and services costs
Goods
Funeral	$193,650	$190,971	$186,643
Cemetery	159,055	162,797	169,207

Total cost of goods	352,705	353,768	355,850

Services
Funeral	371,814	351,473	359,644
Cemetery	96,923	99,646	105,448

Total cost of services	468,737	451,119	465,092

North America goods and services costs	821,442	804,887	820,942

International costs and expenses	10,334	127,720	525,907
Overhead and other expenses	585,002	570,089	610,543

Total cost and expenses	$1,416,778	$1,502,696	$1,957,392

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Non-Cash Transactions

	Years Ended December 31,

	2005	2004	2003

Changes to minimum liability under retirement plans	$—	$(33,599)	$(2,956)
Debenture conversions to common stock	$—	$217,154	$—
Common stock contributions to employee 401(k)	$—	$18,127	$17,378
StoneMor partnership units received in disposition	$5,900	$—	$—
Dividends accrued	$7,415	$—	$—
Note Eighteen

Earnings Per Share
      Basic (loss) earnings per common share (EPS) excludes dilution and is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s (losses) earnings.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2005	2004	2003

	(In thousands, except per share
	amounts)
Income from continuing operations before cumulative effect of accounting changes (numerator):
Income from continuing operations before cumulative effect of accounting changes — basic	$56,685	$120,100	$69,256
After tax interest on convertible debt	—	6,400	—
Income from continuing operations before cumulative effect of accounting changes — diluted	$56,685	$126,500	$69,256

Net (loss) income (numerator):
Net (loss) income — basic	$(126,730)	$114,128	$85,065
After tax interest on convertible debt	—	6,400	—
Net (loss) income — diluted	$(126,730)	$120,528	$85,065

Weighted average shares (denominator):
Weighted average shares — basic	302,213	318,737	299,801
Stock options	4,399	4,091	989
Convertible debt	—	21,776	—
Restricted stock	133	71	—

Weighted average shares — diluted	306,745	344,675	300,790

Income per share from continuing operations before cumulative effect of accounting changes:
Basic	$.19	$.38	$.23
Diluted	$.19	$.37	$.23

Income per share from discontinued operations per share, net of tax:
Basic	$.01	$.13	$.05
Diluted	$.01	$.12	$.05

Cumulative effect of accounting changes per share, net of tax:
Basic	$(.62)	$(.15)	$—
Diluted	$(.61)	$(.14)	$—

Net (loss) income per share:
Basic	$(.42)	$.36	$.28
Diluted	$(.41)	$.35	$.28

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The computation of diluted (loss) earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive (loss) earnings per share for the respective periods are as follows:

	2005	2004	2003

Antidilutive options	7,039	9,559	22,097
Antidilutive convertible debentures	644	859	47,096

Total common stock equivalents excluded from computations	7,683	10,418	69,193

Note Nineteen

Gains and Impairment (Losses) on Dispositions, Net and Other Operating Expense
      As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains and impairment (losses) on disposition, net. Additionally, as dispositions occur pursuant to the Company’s ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.
      Gains and impairments (losses) on dispositions, net consists of the following for the years ended December 31:

	2005	2004	2003

Gains on dispositions	$68,167	$66,966	$75,188
Impairment losses on assets held for sale	(105,867)	(49,970)	(38,247)
Changes to previously estimated impairment losses	11,607	8,801	13,736

	$(26,093)	$25,797	$50,677

      During the fourth quarter of 2005, the Company entered into negotiations to dispose of three cemetery locations in Maryland. Based on the terms of these negotiations, the Company recorded an impairment loss of $12,892.
      The Company incurred various charges related to impairment losses associated with planned divestitures of certain North America and international funeral service and cemetery businesses and reductions in the carrying values of equity investments from 1999 through 2002. The reserve activity for the years ended December 31, 2005 and 2004 is as follows:

2005 Activity

			Utilization for
			Year Ended
		Balance at	December 31, 2005		Balance at
	Original	December 31,			December 31,
	Charge Amount	2004	Cash	Non-cash	2005

Fourth quarter 1999 charges	$272,544	$10,801	$5,685	$(199)	$5,315
2001 charges	663,548	1,782	505	(127)	1,404
2002 charges	292,979	16,454	4,533	96	11,825

	$1,229,071	$29,037	$10,723	$(230)	$18,544

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Activity

			Utilization for
			Year Ended
		Balance at	December 31, 2004		Balance at
	Original	December 31,			December 31,
	Charge Amount	2003	Cash	Non-cash	2004

Fourth quarter 1999 charges	$272,544	$18,282	$7,286	$195	$10,801
2001 charges	663,548	3,102	509	811	1,782
2002 charges	292,979	24,395	6,205	1,736	16,454

	$1,229,071	$45,779	$14,000	$2,742	$29,037

      The majority of the remaining balance at December 31, 2005 of these original charge amounts relates to actions already taken by the Company associated with severance costs and terminated consulting and/or covenant-not-to-compete contractual obligations, all of which will be paid by 2012. Of the $18,544 remaining liability at December 31, 2005, $5,822 is included in Accounts payable and accrued liabilities and $12,722 is included in Other liabilities in the consolidated balance sheet based on the expected timing of payments. The Company continues to adjust the estimates of certain items included in the original charge amounts as better estimates become available or actual divestitures occur.

Sale of Operations in Chile
      In September 2005, the Company completed the sale of its cemetery operations in Chile for proceeds of approximately $106,370. The Company received net cash proceeds of $90,421 upon completion of the sale and expects to receive additional cash proceeds of CLP 8,200,226 or approximately $15,949 in 2006. The Company recognized a pre-tax gain of $249 in Income from discontinued operations in its consolidated statement of operations as a result of this transaction. Included in this gain is a foreign currency gain of $618 on the expected cash proceeds.

Sales of Assets to StoneMor Partners LP
      In November 2005, the Company sold 21 cemeteries and six funeral homes to StoneMor Partners LP for $12,748. In the third quarter of 2005, the Company had classified these properties as held for sale and recorded an impairment charge in (Loss) gain on early extinguishment of debt, net in its consolidated statement of operations of approximately $19,589, net of a tax benefit of $10,450 in its consolidated statement of operations. In connection with this sale, the Company received $6,848 in cash and 280,952 StoneMor Limited Partner units, valued at $5,900 in November of 2005. The StoneMor Limited Partner units are recorded at cost in Other current assets in the consolidated balance sheet at December 31, 2005. Subsequent to December 31, 2005, the Company disposed of its investment in StoneMor Limited Partners LP units for $6,026, resulting in a pretax gain of $126.

Sale of Argentina and Uruguay Operations
      During the second quarter of 2004, the Company recorded an impairment of its funeral and cemetery operations in Argentina totaling $15,189 in Income from discontinued operations in its consolidated statement of operations. As a result of the sale of the Argentina and Uruguay businesses in the first quarter of 2005, the Company recorded a gain of $2,041 in Income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004 associated with the revised estimated fair value. The new carrying amount reflected the fair value based on then-current market conditions less estimated costs to sell. Additionally, the Company recognized a non-cash tax benefit of $49,236 in discontinued operations during the second quarter of 2004, which represents the reduction of a previously recorded valuation allowance. The Company also recognized an additional tax benefit of $2,629 in discontinued operations during the fourth

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarter of 2004, which represents the revised estimated fair value and differences between book and tax bases. In the first quarter of 2005, the Company received proceeds of $21,597 related to the sale of its former operations in Argentina and Uruguay.

Sale of French Operations
      In March 2004, the Company sold 100% of the stock of its French subsidiary to a newly formed company (NEWCO). In connection with this sale, the Company acquired a 25% share of the voting interest of NEWCO, received cash proceeds of $281,667, net of transaction costs, and received a note receivable in the amount of EUR 10,000. Also received in this transaction were EUR 15,000 of preferred equity certificates and EUR 5,955 of convertible preferred equity certificates. The sale of stock of the Company’s French subsidiary in March 2004 resulted in a pretax gain of $12,639 and a non-cash tax benefit of $24,929 (described below), resulting in an after tax gain of $37,568. The Company accounted for the sale of its French subsidiary in accordance with the guidance set forth in EITF 01-2, “Interpretations of APB Opinion No. 29”, Issues 8(a) and 8(b). Consequently, the Company deferred approximately 25% of the gain associated with the sale of its French subsidiary representing the economic interest it obtained in that subsidiary through its ownership of approximately 25% of NEWCO.
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

      The $24,929 non-cash tax benefit associated with the sale of the Company’s French subsidiary is primarily attributable to the reduction of $18,610 of tax accruals, which were accrued as an indemnification liability upon the sale of the Company’s French subsidiary. The remaining amount of $6,319 was a non-cash tax benefit associated with the difference between book and tax bases.
      Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representation and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2,400 in charges were applied to the indemnification and related primarily to foreign taxes and legal expenses. The Company applied $2,105 to the indemnifications during 2005. In the fourth quarter of 2005, the Company released tax indemnification liabilities of approximately $7,125. For more information regarding these representations and warranties and other indemnifications, see note thirteen. Also, goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction.
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from Investment in United Kingdom Company and Others
      During the second quarter of 2004, the Company received proceeds of $53,839 from the sale of its minority interest equity investment in the United Kingdom and the prepayment of its note receivable, with accrued interest, following a successful public offering transaction of its United Kingdom company.
      Associated with the disposition, the Company recognized income of $41,163, recorded in Gains and impairment (losses) on dispositions, net, in the consolidated statement of operations ($27,179 to adjust the carrying amount of the receivable from its former United Kingdom company to its realizable value and $13,984 as a pretax gain as a result of the sale). This pretax gain was reduced by an accrual for the tax-related indemnification liabilities of $8,000. In addition, the Company recognized interest income on the receivable in the amount of $4,478 and a foreign currency gain of $198 recorded in Other income, net in the consolidated statement of operations and recognized a non-cash tax benefit of $8,000 recorded in Gains and impairment (losses) on disposition, net in the consolidated statement of operations. This pretax gain is attributable to the reduction of the tax related accrual upon the release of a contingency, which was accrued as an indemnification liability in the second quarter of 2004.
      The most significant items in 2003 related to the Company selling its equity investments in Australia and Spain for gains of $45,776 and $8,090, respectively.

Other Operating Expense
      For the year ended December 31, 2003, the Company recorded Other operating expenses of $9,004, primarily consisting of $6,859 of severance costs for former employees. The charges related to 350 employees involuntarily terminated in North America, were in accordance with the Company’s existing post-employment severance policies.
Note Twenty

Discontinued Operations
      During the first quarter of 2005, the Company disposed of its funeral and cemetery operations in Argentina and Uruguay. During the third quarter of 2005, the Company also disposed of its cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has fully hedged an income tax receivable denominated in Chilean pesos; therefore, the Company has no foreign exchange rate risk associated with this receivable. The fair market value hedge, which is effective, is recorded at market value at December 31, 2005. Currency fluctuations associated with this hedge resulted in a gain of $389, net of a tax provision of $229, which is included in Income from discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2005. This hedge will expire June 30, 2006. For more information on this hedge, see note eleven to these consolidated financial statements. The provision for income taxes during 2005 was negatively impacted by differences between book and tax bases related to the sale of the Company’s operations in Chile. The benefit for income taxes in 2004 includes a non-cash tax benefit of $49,236, which represents the reduction of a previously recorded valuation allowance related to the sale of the Company’s operations in Argentina. The results of the Company’s discontinued operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Years Ended December 31,

	2005	2004	2003

Revenues	$22,891	$44,519	$38,111
Gains and impairment (losses) on dispositions, net	249	(13,148)	34
Costs and other expenses	(14,253)	(38,962)	(20,460)

Income (loss) from discontinued operations before income taxes	8,887	(7,591)	17,685
(Provision) benefit for income taxes	(4,764)	49,175	(1,876)

Income from discontinued operations	$4,123	$41,584	$15,809

      As of December 31, 2005, the Company had no assets or liabilities related to discontinued operations. Net (liabilities) and assets of discontinued operations at December 31, 2004 were as follows:

Assets:
Receivables, net of allowances	$3,084
Other current assets	8,001
Preneed cemetery receivables and trust investments	1,412
Property, plant and equipment, at cost, net	571
Deferred charges and other assets	2,384

Total assets	15,452

Liabilities:
Accounts payable	(901)
Accrued liabilities and other current liabilities	(6,210)
Deferred income taxes	(13,190)
Other liabilities and deferred credits	(45,035)

Total liabilities	(65,336)

Net liabilities of discontinued operations	(49,884)
Foreign currency translation	67,213

Net assets of discontinued operations, net of foreign currency translation	$17,329

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Twenty-One

Quarterly Financial Data (Unaudited)
      Quarterly financial data for 2005 and 2004 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Revenues	$447,442	$431,710	$406,369	$430,084
Costs and expenses	350,215	359,367	348,094	359,102
Gross profits	97,227	72,343	58,275	70,982
Operating income	71,770	54,377	11,076	50,699
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	48,755	19,916	(10,302)	32,438
(Provision) benefit for income taxes	(17,338)	(9,324)	1,131	(8,591)
Income (loss) from continuing operations before cumulative effect of accounting change	31,417	10,592	(9,171)	23,847
Cumulative effect of accounting change	(187,538)	—	—	—
Net (loss) income	(154,946)	13,705	(9,634)	24,145
(Loss) earnings per share:
Basic — EPS	(.49)	.05	(.03)	.08
Diluted — EPS	(.49)	.04	(.03)	.08
2004
Revenues	$581,671	$425,740	$397,186	$426,628
Costs and expenses	467,707	353,686	328,891	352,412
Gross profits	113,964	72,054	68,295	74,216
Operating income	97,728	49,543	39,716	36,443
Income from continuing operations before income taxes and cumulative effects of accounting changes	72,226	2,784	17,362	19,534
Benefit (provision) for income taxes	4,184	7,329	(4,336)	1,017
Income from continuing operations before cumulative effects of accounting changes	76,410	10,113	13,026	20,551
Cumulative effects of accounting changes	(47,556)	—	—	—
Net income	30,136	42,952	13,876	27,164
Earnings per share:
Basic — EPS	.10	.14	.04	.08
Diluted — EPS	.10	.14	.04	.08

SERVICE CORPORATION INTERNATIONAL
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2005

		Charged	Charged
	Balance at	(Credited) to	(Credited) to		Balance At
	Beginning	Costs and	Other		End Of
Description	of Period	Expenses	Accounts(2)	Write-Offs(1)	Period

Current provision:
Allowance for doubtful accounts:
Year ended December 31, 2005	$12,572	$9,470	$(39)	$(10,168)	$11,835
Year ended December 31, 2004	15,348	(3,376)	8,757	(8,157)	12,572
Year ended December 31, 2003	22,697	7,627	(720)	(14,256)	15,348
Due After One Year:
Allowance for doubtful accounts:
Year ended December 31, 2005	$33,362	$(111)	$(25,939)	$—	$7,312
Year ended December 31, 2004	55,029	(21,502)	(165)	—	33,362
Year ended December 31, 2003	29,030	1,813	24,675	(489)	55,029
Preneed Funeral and Preneed Cemetery Asset:
Year ended December 31, 2005	$53,340	$(749)	$7,767	$—	$60,358
Year ended December 31, 2004	387,150	(17,772)	(316,038)	—	53,340
Year ended December 31, 2003	357,761	17,466	11,923	—	387,150
Deferred Preneed Funeral and Cemetery Revenue:
Year ended December 31, 2005	$(112,290)	$—	$288	$—	$(112,002)
Year ended December 31, 2004	(369,980)	—	257,690	—	(112,290)
Year ended December 31, 2003	(339,339)	—	(30,641)	—	(369,980)
Deferred Tax Valuation Allowance:
Year ended December 31, 2005	$43,908	$(9,079)	$—	$—	$34,829
Year ended December 31, 2004	35,859	8,049	—	—	43,908
Year ended December 31, 2003	156,372	2,966	(123,479)	—	35,859

(1)	Uncollected receivables written off, net of recoveries.

(2)	Primarily relates to cumulative effect of accounting change and acquisitions and dispositions of operations. Deferred tax valuation allowance in 2003 was reclassified to other deferred tax liabilities with no change to net deferred income taxes.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

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
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as state in their report included herein.

Remediation Efforts in 2005
      Management, with the oversight of the Audit Committee, has addressed all of the material weaknesses identified in previous periods and has concluded that they were remediated in the fourth quarter of 2005. Throughout 2005, management reviewed its plans for remediation of identified material weaknesses and the status of its assessment of the internal control over financial reporting with the Audit Committee primarily on a bi-weekly basis.
      The Company implemented a plan to remediate the material weaknesses related to controls performed at its funeral and cemetery locations. (Refer to material weaknesses A, D-I previously disclosed in the December 31, 2004 Form 10-K/A (Amendment No. 2)). Formal training was implemented at both the funeral and cemetery locations to train the appropriate personnel on the responsibilities and importance of each location performing the controls to comply with Company established policies and procedures. The Company’s support centers helped facilitate the execution of this remediation effort. The Company has over 1,500 funeral and cemetery locations across the country; therefore, the training effort was extensive and time-consuming.
      The material weakness related to controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue and non-controlling interest accounts related to preneed funeral and cemetery activities has been remediated. (Refer to material weakness B previously disclosed in the December 31, 2004 Form 10-K/A (Amendment No. 2)). Strict timelines for completion of all reconciliations have been established as well as the disposition of any reconciling items identified.
      The Company has made substantial improvements to the policies, procedures, and tools for effective program change management to remediate the material weaknesses identified in the general information technology controls over program change management and controls over the accuracy of preneed funeral trust income recorded upon the maturity of certain preneed funeral contracts. (Refer to material weaknesses K and L previously disclosed in the December 31, 2004 Form 10-K/A (Amendment No. 2)). The program change tracking process was improved with the new system implemented in July 2005 which logically guides a change through the various documentation and approval requirements necessary for controlled program changes. Version control software and procedures have been strengthened and testing templates have been made available. Communications from management regarding the importance of prudent change control activities have been strengthened through employee update meetings, policy issuances, testing guidelines, new procedures, and training sessions. Reconciliations are conducted more frequently and new monitoring reports have been developed.
      The Company has refined its controls related to the identification, review and communication of legal accruals to appropriate accounting personnel within the organization, including certain members of senior management. (Refer to material weakness M previously disclosed in the December 31, 2004 Form 10-K/A (Amendment No. 2)). The Company has established a management team (comprised of both legal and financial members) that meets at least twice quarterly to assess the appropriateness of the Company’s legal accruals and disclosures based on current legal information. Additionally, all legal information, including any new asserted or unasserted claims, is updated at the Company’s quarterly Disclosure Committee meeting held just prior to the filing of the Company’s respective Form 10-Q or Form 10-K.
      The Company has designed and implemented additional controls to properly account for the impairment or disposition of assets related to the sale of certain locations in the proper period and to write off covenant-not-to-compete assets in a timely manner. (Refer to material weakness J previously disclosed in the December 31, 2004 Form 10-K/A (Amendment No. 2)). Controls were designed and implemented to account for any property dispositions in the current period and brought current to the time of the filing of any quarterly or annual financial statements. The related gains and losses on dispositions are reviewed and approved by the Corporate Development and Real Estate departments for completeness and accuracy. Additionally, covenant-not-to-complete assets are reviewed for all sold and closed locations prior to the filing of the quarterly or annual financial statements.

Changes in Internal Control Over Financial Reporting
      There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as described in the section titled “Remediation Efforts in 2005” above.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Company

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services
      Information called for by PART III (Items 10, 11, 12, 13 and 14) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions “Proxy Voting: Questions and Answers,” “Election of Directors,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee,” (ii) with respect to Items 11 and 13 under the captions “Election of Directors — Director Compensation,” “Certain Information with Respect to Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” and (iii) with respect to Item 12 under the caption “Voting Securities and Principal Holders”:, and (iv) with respect of Item 14 under the caption “Proposal to Approve the Selection of Independent Accountants — Audit Fees and All Other Fees”. The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K, the information under the captions “Compensation Committee Report on Executive Compensation” and “Performance Graph” in such Proxy Statement, and the information in the paragraphs under the caption “Report of the Audit Committee” in such Proxy Statement, are not incorporated by reference into this Form 10-K.
      The information regarding the Company’s executive officers called for by Item 401 of Regulation S-K has been included in PART I of this report.
      The information regarding the Company’s equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
      Equity Compensation Plan Information at December 31, 2005:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	22,312,833	9.22	2,901,783
Equity compensation plans not approved by security holders(1)	2,841,046	6.19	3,647,194 (2)

Total	25,153,879	8.88	6,548,977

(1)	Includes options outstanding under the Equity Corporation International 1994 Long-Term Incentive Plan which became exercisable to acquire Company common stock when the Company acquired Equity

Corporation International in January 1999. The outstanding options cover an aggregate of 174,560 shares at a weighted-average exercise price of $29.09 per share. No shares of Company common stock are available for any future grants under this plan.

Also includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options may be granted to employees who are not officers or directors. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. The terms of the options, including vesting, are set by a committee appointed by the Board of Directors. The Board of Directors may amend, terminate or suspend the plan in its discretion. The Company has 2,666,486 total options outstanding under the 1996 Non-qualified Incentive Plan. The Company has options available for future issuance under the 1996 Nonqualified Incentive Plan of 1,954,676. See note fourteen to the consolidated financial statements in Item 8 of this Form 10-K for a further description of 1996 Nonqualified Incentive Plan. These plans have not been submitted for shareholder approval.

(2)	Includes an estimated 1,692,518 shares available under the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) are registered. The above estimate was determined by dividing (i) the remaining unissued dollar value of registered shares at December 31, 2005, which was $13,844,797, by (ii) the closing price of $8.18 per share of common stock at December 31, 2005.

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
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a)(1)-(2) Financial Statements and Schedule:
      The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 48 of this report.
      (3) Exhibits:
      The exhibits listed on the accompanying Exhibit Index on pages 122-125 are filed as part of this report.
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
Dated: March 3, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. L. Waltrip* (R. L. Waltrip)	Chairman of the Board	March 3, 2006

/s/ Thomas L. Ryan* (Thomas L. Ryan)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ Jeffrey E. Curtiss* (Jeffrey E. Curtiss)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2006

/s/ Eric D. Tanzberger* (Eric D. Tanzberger)	Senior Vice President and Corporate Controller	March 3, 2006

/s/ Alan R. Buckwalter, III* (Alan R. Buckwalter, III)	Director	March 3, 2006

/s/ Anthony L. Coelho* (Anthony L. Coelho)	Director	March 3, 2006

/s/ A. J. Foyt, Jr.* (A. J. Foyt, Jr.)	Director	March 3, 2006

/s/ Malcolm Gillis* (Malcolm Gillis)	Director	March 3, 2006

/s/ Victor L. Lund* (Victor L. Lund)	Director	March 3, 2006

/s/ John W. Mecom, Jr.* (John W. Mecom, Jr.)	Director	March 3, 2006

Signature		Title	Date

/s/ Clifton H. Morris, Jr.* (Clifton H. Morris, Jr.)		Director	March 3, 2006

/s/ W. Blair Waltrip* (W. Blair Waltrip)		Director	March 3, 2006

/s/ Edward E. Williams* (Edward E. Williams)		Director	March 3, 2006

*By	/s/ James M. Shelger (James M. Shelger, as Attorney-In-Fact For each of the Persons indicated)		March 3, 2006

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).

3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).

3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended June 30, 2004).

4.1	—	Rights Agreement dated as of May 14, 1998 between the Company and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).

4.2	—	Agreement Appointing a Successor Rights Agent Under Rights Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).

10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).

10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).

10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).

10.4	—	Employment Agreement, dated January 1, 1998, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).

10.5	—	First Amendment to Employment Agreement, dated February 25, 2003, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2002).

10.6	—	Second Amendment to Employment Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and R. L. Waltrip.

10.7	—	Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992).

10.8	—	Separation and Release Agreement, dated January 18, 2000, among the Company, SCI Executive Services, Inc. and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1999).

10.9	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and B. D. Hunter. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2003).

10.10	—	Release, Consultative and Noncompetition Agreement by SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI Executive Services, Inc., Huntco International, Inc. and B. D. Hunter, dated February 9, 2005. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2004).

10.11	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).

10.12	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Thomas L. Ryan.

Exhibit
Number		Description

10.13	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).

10.14	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Michael R. Webb.

10.15	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Jeffrey E. Curtiss. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2003).

10.16	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Jeffrey E. Curtiss.

10.17	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and James M. Shelger.

10.18	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and James M. Shelger.

10.19	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).

10.20	—	Form of Addendum to Employment and Noncompetition Agreement pertaining to the preceding exhibit.

10.21	—	1993 Long-Term Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-00179 on Form S-8).

10.22	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1996).

10.23	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.17 to Form 10-K for fiscal year ended December 31, 1997).

10.24	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated May 13, 2004).

10.25	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).

10.26	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.27	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).

10.28	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).

10.29	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).

10.30	—	Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2004).

10.31	—	Director Fee Plan. (Incorporated by reference to Annex B to Proxy Statement dated April 13, 2001).

10.32	—	First Amendment, dated November 13, 2002, to Director Fee Plan. (Incorporated by reference to Exhibit 10.33 to Form 10-K for the fiscal year ended December 31, 2002).

10.33	—	Second Amendment to Director Fee Plan dated May 8, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).

10.34	—	1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).

Exhibit
Number		Description

10.35	—	Amendment to 1996 Nonqualified Incentive Plan dated November 13, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-50084).

10.36	—	Amendment to 1996 Nonqualified Incentive Plan dated November 11, 1999. (Incorporated by reference to Exhibit 99.3 Registration Statement No. 333-50084).

10.37	—	Amendment to 1996 Nonqualified Incentive Plan dated February 14, 2001. (Incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-67800).

10.38	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).

10.39	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).

10.40	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).

10.41	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).

10.42	—	Amendment No. 4 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).

10.43	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).

10.44	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002.

10.45	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).

10.46	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).

10.47	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).

10.48	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).

10.49	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.50	—	Amended and Restated Revolving Credit Agreement dated as of August 11, 2004 among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Southwest Bank of Texas, N.A. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 99.6 to Form 10-Q for the fiscal quarter ended June 30, 2004).

10.51	—	Agreement and First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Amegy Bank, National Association and Merrill Lynch Capital Corporation, as Co-Documentation Agents, and JPMorgan Chase Bank National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2005).

10.52	—	Form of 2005 Executive Deferred Compensation Plan.

12.1	—	Ratio of Earnings to Fixed Charges.

21.1	—	Subsidiaries of the Company.

Exhibit
Number		Description

23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

24.1	—	Powers of Attorney.

31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	—	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
      In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.49 and 10.52.
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