Form 10-Q
period 2006-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2006-05-10
CIK 89089

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months/or for such shorter period that the registrant to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
YES ☑                    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer ☑                    Accelerated Filer ☐                    Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES ☐                    NO ☑
The number of shares outstanding of the registrant’s common stock as of May 4, 2006 was 295,753,231 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL
INDEX

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report and have the following meanings:
Atneed — Funeral and cemetery arrangements after the death has occurred.
Burial Vaults — A reinforced outer burial container intended to protect the casket against the weight of the earth.
Cash Overrides — Funds received based on achieving certain dollar volume targets of life insurance policies.
Cremation — The reduction of human remains to bone fragments by intense heat.
General Agency (GA) Revenues — Commissions earned as the general agent for an insurance company on preneed funeral life insurance or annuity policies. These commissions are based on a percentage per contract sold, are dependent on the type of product sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed.
Interment — The burial or final placement of human remains in the ground.
Lawn Crypt — An underground outer burial receptacle constructed of concrete and reinforced steel which is usually pre-installed in predetermined designated areas.
Marker — A method of identifying the occupant of a particular grave or crypt. Permanent grave markers are usually of bronze or stone.
Maturity — At the time of death. This is the point at which preneed contracts are converted to atneed contracts.
Mausoleum — An above ground structure that is designed to house one to several hundred caskets and cremation urns.
Perpetual Care or Endowment Care Fund — A trust fund used for the maintenance and upkeep of burial spaces within a cemetery.
Preneed — Funeral and cemetery arrangements made prior to the time of death.
Preneed Backlog — Future revenues from unfulfilled preneed funeral and cemetery sales.
Production — Sales of preneed and/or atneed contracts.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2006	2005

Revenues	$441,798	$447,442
Costs and expenses	(355,995)	(350,215)

Gross profit	85,803	97,227

General and administrative expenses	(22,007)	(19,716)
Gains (losses) on dispositions and impairment charges, net	(4,510)	(5,741)
Other operating expense	(2,884)	—

Operating income	56,402	71,770

Interest expense	(26,724)	(24,656)
Loss on early extinguishment of debt	—	(1,207)
Interest income	5,981	4,056
Other income (expense), net	2,414	(1,208)

	(18,329)	(23,015)

Income from continuing operations before income taxes and cumulative effect of accounting change	38,073	48,755
Provision for income taxes	(13,824)	(17,338)

Income from continuing operations before cumulative effect of accounting change	24,249	31,417
(Loss) income from discontinued operations (net of income tax benefit (provision) of $35 and $(1,155), respectively)	(55)	1,175
Cumulative effect of accounting change (net of income tax benefit of $117,428)	—	(187,538)

Net income (loss)	$24,194	$(154,946)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$.08	$.10
Cumulative effect of accounting change, net of tax	—	(.59)

Net income (loss)	$.08	$(.49)

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$.08	$.10
Cumulative effect of accounting change, net of tax	—	(.59)

Net income (loss)	$.08	$(.49)

Basic weighted average number of shares	294,308	313,490

Diluted weighted average number of shares	298,678	317,751

Dividends declared per share	$.025	$.025

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$490,408	$446,782
Receivables, net	76,400	97,747
Inventories	67,256	68,327
Other	31,017	37,527

Total current assets	665,081	650,383

Preneed funeral receivables and trust investments	1,227,556	1,226,192
Preneed cemetery receivables and trust investments	1,307,832	1,288,515
Cemetery property, at cost	1,366,323	1,355,654
Property and equipment, at cost, net	1,043,544	942,229
Deferred charges and other assets	264,234	249,449
Goodwill	1,122,205	1,123,888
Cemetery perpetual care trust investments	697,871	700,382

	$7,694,646	$7,536,692

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$215,196	$231,129
Current maturities of long-term debt	36,055	20,468
Income taxes	18,203	20,359

Total current liabilities	269,454	271,956

Long-term debt	1,271,828	1,175,463
Deferred preneed funeral revenues	535,489	535,384
Deferred preneed cemetery revenues	783,520	792,485
Deferred income taxes	158,527	141,676
Other liabilities	311,607	320,812
Non-controlling interest in funeral and cemetery trusts	2,060,380	2,015,811
Non-controlling interest in cemetery perpetual care trust investments	695,456	694,619

Commitments and contingencies (note 8)

Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 295,454,597 and 294,808,872, issued and outstanding (net of 48,606,563 and 48,962,063 treasury shares, at par)	295,455	294,809
Capital in excess of par value	2,174,541	2,182,745
Unearned compensation	—	(3,593)
Accumulated deficit	(931,780)	(955,974)
Accumulated other comprehensive income	70,169	70,499

Total stockholders’ equity	1,608,385	1,588,486

	$7,694,646	$7,536,692

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$24,194	$(154,946)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of tax	55	(1,175)
Loss on early extinguishment of debt	—	1,207
Premiums paid on early extinguishment of debt	—	(542)
Cumulative effect of accounting change, net of tax	—	187,538
Depreciation and amortization	25,087	20,536
Provision for doubtful accounts	2,356	2,347
Provision for deferred income taxes	11,603	15,882
(Gains) losses on dispositions and impairment charges, net	4,510	5,741
Share-based compensation	2,145	447
Other non-cash adjustments	2,884	(1,950)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	7,407	(8,835)
Decrease in other assets	3,591	28,740
Decrease in payables and other liabilities	(25,762)	(5,238)
Net effect of preneed funeral production and maturities	3,833	12,470
Net effect of cemetery production and deliveries	18,365	23,289
Other	(54)	102

Net cash provided by operating activities from continuing operations	80,214	125,613
Net cash provided by operating activities from discontinued operations	—	1,453

Net cash provided by operating activities	80,214	127,066
Cash flows from investing activities:
Capital expenditures	(19,049)	(20,559)
Proceeds from divestitures and sales of property and equipment	7,463	8,236
Proceeds from dispositions of foreign operations, net of cash retained	—	21,597
Proceeds from sale of investments	5,900	—
Acquisitions, net of cash acquired	(14,662)	(5)
Net (deposits) withdrawals of restricted funds and other	(3,353)	6,194

Net cash (used in) provided by investing activities from continuing operations	(23,701)	15,463
Net cash used in investing activities from discontinued operations	—	(54)

Net cash (used in) provided by investing activities	(23,701)	15,409
Cash flows from financing activities:
Payments of debt	(1,182)	(1,951)
Principal payments on capital leases	(5,437)	(23)
Early extinguishment of debt	—	(7,131)
Proceeds from exercise of stock options	1,219	3,904
Purchase of Company common stock	—	(103,570)
Payments of dividends	(7,371)	—
Purchase of subsidiary stock	—	(844)

Net cash used in financing activities	(12,771)	(109,615)
Effect of foreign currency	(116)	(152)

Net increase in cash and cash equivalents	43,626	32,708
Cash and cash equivalents at beginning of period	446,782	287,785

Cash and cash equivalents at end of period	$490,408	$320,493

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	Shares	stock	value	par value	Compensation	deficit	income
Balance at December 31, 2005	294,809	$343,771	$(48,962)	$2,182,745	$(3,593)	$(955,974)	$70,499
Net income						24,194
Dividends declared on common stock ($.025 per share)				(7,329)
Total other comprehensive income							(330)
Share based compensation earned				2,145
Reclassification of unearned compensation for restricted stock				(3,593)	3,593
Stock option exercises and other	290	290		929
Restricted stock award	356		356	(356)

Balance at March 31, 2006	295,455	$344,061	$(48,606)	$2,174,541	$—	$(931,780)	$70,169

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Nature of Operations
Service Corporation International (SCI or the Company) is a provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. The Company also owns a 25 percent equity interest in funeral operations of an entity in France. Additionally, the Company owns Kenyon International Emergency Services (Kenyon), a wholly owned subsidiary that specializes in providing disaster management services in mass fatality incidents. Kenyon’s results are included in the Company’s funeral operations segment.
     Funeral service locations provide all professional services relating to atneed funerals, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise (including caskets, burial vaults, cremation receptacles, flowers, and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. The Company also sells preneed funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company’s cemeteries provide cemetery property interment rights (including mausoleum spaces, lots, and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, markers, and cremation memorialization products) and services (primarily merchandise installations and burial openings and closings). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts of SCI and all majority-owned subsidiaries. These statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s annual report on Form 10-K, for the year ended December 31, 2005, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Use of Estimates in the Preparation of Financial Statements
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. As a result, actual results could differ from these estimates.
3. Share-Based Compensation and Stockholders’ Equity
(All shares reported in whole numbers)
Share-Based Payment
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based

Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company adopted SFAS 123R on January 1, 2006 and utilizes the modified-prospective transition method.
     Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value recognition method prescribed by APB 25. Because all of the Company’s stock options were granted at market value on the date of each grant, no stock-based compensation expense related to stock options was reflected in net income prior to adopting SFAS 123R.
     Under the modified-prospective transition method, the Company recognizes compensation expense on a straight-line basis in its condensed consolidated financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after December 31, 2005, as well as for any awards that were granted prior to December 31, 2005 for which requisite service will be provided after December 31, 2005. The compensation expense on awards granted prior to December 31, 2005 is recognized using the fair values determined for the pro forma disclosures on stock-based compensation included in prior filings. The amount of compensation expense recognized on awards that were not fully vested at the date of SFAS 123R adoption excludes the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. Further, the Company assumed no forfeitures on restricted shares granted prior to the adoption of SFAS 123R due to the nature of the employees to whom the shares were granted, thus the Company recorded no cumulative effect of accounting change upon the adoption of SFAS 123R.
Stock Benefit Plans
     The Company maintains benefit plans whereby shares of its common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key employees. The Company’s Amended 1996 Incentive Plan reserves 24,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock and other stock based awards to officers and key employees of the Company. The Company’s 1996 Non-qualified Incentive Plan reserves 8,700,000 shares of common stock for outstanding and future awards of nonqualified stock options to employees who are not officers of the Company.
     The benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Company’s Compensation Committee of the Board of Directors. Restricted stock awards generally vest at a rate of 33 1/3% each year. The Company issues new shares for option exercises and treasury shares for restricted stock awards. At March 31, 2006 and December 31, 2005, 2,800,550 and 4,856,459 shares, respectively, were reserved for future option and restricted stock grants under these stock benefit plans.
     Options of 1,868,163 and 1,959,283, respectively, were outstanding with alternative vesting methods at March 31, 2006 and December 31, 2005. These shares were fully vested prior to the implementation of FAS 123R and as such compensation expense for these options is not included in the Statement of Operations for the period ended March 31, 2006.
     The Company utilizes the Black-Scholes option valuation model for estimating the fair value of its stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock price. The decrease in expected volatility from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily the result of a lower implied volatility. Similarly, the dividend yield and the expected holding period are both based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the grant in effect at the time of grant. The fair values of the Company’s stock options are calculated using the following weighted average assumptions based on the methods described above for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,
Assumptions	2006	2005
Dividend yield	1.3%	1.5%
Expected volatility	37.9%	43.3%
Risk-free interest rate	4.5%	3.7%
Expected holding period	5.6 years	5.5 years
     As a result of the adoption of SFAS 123R, income from continuing operations before income taxes was reduced by $1,433, income from continuing operations and net income were both reduced by $931 and basic and diluted earnings per share were both reduced by less than $.01 for the three months ended March 31, 2006.
     Results for the first quarter of 2005 have not been restated. If, prior to January 1, 2006, the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at the grant dates, net loss and loss per share would have changed for the three months ended March 31, 2005 to the following pro forma amounts:

Three months ended
March 31, 2005
Net loss, as reported	$(154,946)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	(391)

Pro forma net loss	$(155,337)

Basic loss per share:
Net loss, as reported	$(.49)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	—

Pro forma basic loss per share	$(.49)

Diluted loss per share:
Net loss, as reported	$(.49)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	—

Pro forma diluted loss per share	$(.49)

     Prior to the implementation of SFAS 123R, the Company computed stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, the Company amortizes new option grants to such retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. If the Company had historically computed stock-based compensation cost for these employees under this accelerated method, $559 or less than $.01 per diluted share of after-tax compensation cost would have been accelerated and cumulatively included in the pro forma expense above through March 31, 2005. The tax benefit associated with this additional compensation expense would have been $211 for the three months ended March 31, 2005.

     The following table shows a summary of information with respect to stock option and restricted share compensation for 2006 and restricted share compensation for 2005, which are included in the condensed consolidated statement of operations for those respective periods:

	For the Three Months
	Ended March 31,
	2006	2005
Total pretax share-based compensation expense included in net income (loss)	$2,145	$447
Income tax benefit related to share-based compensation included in net income (loss)	$778	$156
Stock Options
The following tables set forth certain stock option information:
(Shares reported in whole numbers)

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2005	24,250,429	$9.21
Granted	1,602,800	8.24
Exercised	(298,653)	4.31
Forfeited	(11,150)	6.88
Expired	(557,253)	21.56

Outstanding at March 31, 2006	24,986,173	$8.93

Exercisable at March 31, 2006	22,436,321	$9.07

     As of March 31, 2006, the aggregate intrinsic value for stock options outstanding and exercisable was $51,198 and $50,328, respectively.
(Shares reported in whole numbers)

	Options outstanding			Options exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Price	March 31, 2006	Contractual Life	Exercise Price	March 31, 2006	Exercise Price
$0.00 — 3.00	2,068,212	2.3	$2.61	2,068,212	$2.61
3.01 — 4.00	5,641,334	2.9	3.74	5,641,334	3.74
4.01 — 6.00	4,374,512	3.6	4.96	4,374,512	4.96
6.01 — 9.00	6,414,017	4.6	7.11	3,864,165	6.70
9.01 — 15.00	2,898,003	1.3	13.73	2,898,003	13.73
15.01 — 21.00	2,285,160	1.4	19.18	2,285,160	19.18
21.01 — 38.00	1,304,935	0.5	35.05	1,304,935	35.05

$0.00 — 38.00	24,986,173	2.9	$8.93	22,436,321	$9.07

     Other information pertaining to option activity during the three months ended March 31 was as follows:

	For the Three Months
	Ended March 31,
	2006	2005
Weighted average grant-date fair value of stock options granted	$3.11	$2.71
Total fair value of stock options vested	$1,987	$6,003
Total intrinsic value of stock options exercised	$1,112	$3,098

     The Company calculated its historical pool of windfall tax benefits by comparing the book expense for individual stock grants and the related tax deduction for options granted after January 1, 1995. Adjustments were made to exclude windfall tax benefits which were not realized due to the Company’s net operating loss position. The Company has completed this calculation and has determined an additional paid in capital pool of $2,140.
     For the three months ended March 31, 2006, cash received from the exercise of stock options was $1,219. As of March 31, 2006, the unrecognized compensation expense related to stock options totaling $6,415 is expected to be recognized over a weighted average period of 2.1 years.
Restricted Shares
     Restricted shares awarded under the Amended 1996 Incentive Plan were 355,500 in the first quarter of 2006 and 498,800 in the first quarter of 2005. The weighted average fair market value per share at the date of grant for shares granted during the first quarter of 2006 and 2005 was $8.24 and $6.90, respectively. The fair market value of the stock, as determined on the grant date, is being amortized and charged to income (with similar credits to capital in excess of par value) generally over the average period during which the restrictions lapse. At March 31, 2006, unrecognized compensation expense related to restricted shares totaling $5,811 is expected to be recognized over a weighted average period of 1.8 years. The Company recognized compensation cost of $712 in the first quarter of 2006 and $447 in the first quarter of 2005 related to the restricted shares of this Plan.
     Restricted share activity for the three months ended March 31, 2006 was as follows:

		Weighted Average
	Restricted	Grant-Date
(Shares reported in whole numbers)	Shares	Fair Value
Nonvested restricted shares at December 31, 2005	779,850	$6.87

Granted	355,500	8.24
Vested	(308,867)	6.86

Nonvested restricted shares at March 31, 2006	826,483	$7.46

Share Authorization
     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of March 31, 2006. At March 31, 2006 and December 31, 2005, 500,000,000 common shares of $1 par value were authorized. The Company had 295,454,597 and 294,808,872 common shares issued and outstanding, net of 48,606,563 and 48,962,063 common shares held in treasury at par at March 31, 2006 and December 31, 2005, respectively.
Share Purchase Rights Plan
     The Company’s preferred share purchase rights plan declares a dividend of one preferred share purchase right for each share of common stock outstanding. The rights are exercisable in the event certain investors attempt to acquire 20% or more of the common stock of the Company and entitle the rights holders to purchase certain securities of the Company or the acquiring company. The rights, which are redeemable by the Company for $.01 per right, expire in July 2008 unless otherwise extended.

Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income are as follows:

	Foreign currency		Accumulated other
	translation	Unrealized gains	comprehensive
	adjustment	and losses	income
Balance at December 31, 2005	$70,499	$—	$70,499
Activity in 2006	(330)	—	(330)
Increase in net unrealized gains associated with available-for-sale securities of the trusts	—	16,210	16,210
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	(16,210)	(16,210)

Balance at March 31, 2006	$70,169	$—	$70,169

     The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income. Income taxes are generally not provided for foreign currency translation.
     The components of Comprehensive income (loss) are as follows for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005
Comprehensive income (loss):
Net income (loss)	$24,194	$(154,946)
Total other comprehensive (loss) income	(330)	65,301

Comprehensive income (loss)	$23,864	$(89,645)

Cash Dividends
On January 31, 2006, the Company paid a cash dividend of $7,371 to shareholders of record at the close of business on January 16, 2006. In the first quarter of 2006, the Company’s Board of Directors approved a cash dividend of $.025 per common share that was paid on April 28, 2006 based on the Company’s fourth quarter 2005 financial results. At March 31, 2006, this dividend totaling $7,329 was recorded in Accrued Liabilities and Capital in Excess of Par Value in the condensed consolidated balance sheet. Subsequent to March 31, 2006, the company’s Board of Directors approved a cash dividend of $.025 per common share based on the company’s first quarter 2006 financial results.

4. Debt
Debt as of March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
7.2% notes due June 2006	$10,698	$10,698
6.875% notes due October 2007	13,497	13,497
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	341,635
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	22,213	22,213
Obligations under capital leases	111,028	155
Mortgage notes and other debt, maturities through 2050	28,406	29,588
Unamortized pricing discounts and other	(20,221)	(22,482)

Total debt	1,307,883	1,195,931
Less current maturities	(36,055)	(20,468)

Total long-term debt	$1,271,828	$1,175,463

     Current maturities of debt at March 31, 2006 were comprised primarily of the 7.2% notes due June 2006, convertible debentures and capital leases. The Company’s consolidated debt had a weighted average interest rate of 6.99% at March 31, 2006 and 7.06% at December 31, 2005. Approximately 95% and 99% of the total debt had a fixed interest rate at March 31, 2006 and December 31, 2005, respectively.
Capital Leases
In the first quarter of 2006, the Company acquired $105,085 of transportation equipment utilizing capital leases, of which $102,322 were classified as operating leases in prior periods. See additional information regarding these leases in note eight to these condensed consolidated financial statements.
     During the period ended March 31, 2006, the Company determined that certain of its leases related to funeral home properties should have been capitalized. The Company concluded that the aggregate financial statement impact related to this error is not material to the condensed consolidated financial statements for any prior period or to the first quarter of 2006. Therefore, the Company recorded the cumulative impact of $2,884 as Other operating expense in the condensed consolidated statement of operations for the three months ended March 31, 2006. This immaterial error resulted in an adjustment of $315 and $10,910 recorded in Current maturities of long-term debt and Long-term debt in the condensed consolidated balance sheet at March 31, 2006.
Bank Credit Agreements
The Company’s bank credit facility matures in August of 2007 and provides a total lending commitment of $200,000, including a sublimit of $175,000 for letters of credit. The Company will commence negotiations on an amendment or a new credit facility during 2006. As of March 31, 2006, the Company has no cash borrowings under this credit facility, but has used it to support $51,193 of letters of credit. The credit facility provides the Company with flexibility for acquisitions, dividends, and share repurchases. It is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this credit facility. The subsidiary guarantee is a guarantee of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions of our letters of credit, and totaled a maximum potential amount of $51,193 and $54,727 at March 31, 2006 and December 31, 2005, respectively. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements and certain cash distribution restrictions. As of March 31, 2006, the Company was in compliance with all of its debt covenants. Interest rates for the outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment that ranges from 0.25% to 0.50%.

Early Extinguishment
In the first quarter of 2005, the Company purchased $7,131 aggregate principal amount of its 7.70% notes due in the open market. As a result of this transaction, the Company recognized a loss of $1,207 recorded in loss on early extinguishment of debt in its condensed consolidated statement of operations.
5. Retirement Plans
The components of net periodic pension plan benefit cost for the three months ended March 31 were as follows:

	Three months ended
	March 31,
	2006	2005
Interest cost on projected benefit obligation	$1,884	$2,015
Actual return on plan assets	(810)	(1,202)
Amortization of prior service cost	46	46

	$1,120	$859

6. Segment Reporting
The Company’s operations are both product based and geographically based. The Company’s reportable segments include its funeral operations and its cemetery operations and collectively represent 100% of the Company’s revenues.
     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended March 31,
2006	$302,984	$138,814	$441,798
2005	$319,451	$127,991	$447,442

Gross profit:
Three months ended March 31,
2006	$64,147	$21,656	$85,803
2005	$79,622	$17,605	$97,227
     The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of accounting change:

	Three months ended
	March 31,
	2006	2005
Gross profit from reportable segments	$85,803	$97,227
General and administrative expenses	(22,007)	(19,716)
Gains (losses) on dispositions and impairment charges, net	(4,510)	(5,741)
Other operating expense	(2,884)	—

Operating income	56,402	71,770
Interest expense	(26,724)	(24,656)
Loss on early extinguishment of debt, net	—	(1,207)
Interest income	5,981	4,056
Other income (expense), net	2,414	(1,208)

Income from continuing operations before income taxes and cumulative effect of accounting change	$38,073	$48,755

     The Company’s geographic areas include North America and Other Foreign. North America includes funeral and cemetery operations in the United States and Canada. Other Foreign consists of the Company’s operations in Singapore and Germany. Results from the Company’s funeral and cemetery businesses in Argentina, Uruguay, and Chile, which were sold in 2005, are classified as discontinued operations for all periods presented. The Company conducts both funeral and cemetery operations in North America and funeral operations in Other Foreign geographic areas.
     The Company’s geographic area information is as follows:

	North
	America	Other Foreign	Total
Revenues from external customers:
Three months ended March 31,
2006	$438,890	$2,908	$441,798
2005	$444,177	$3,265	$447,442

Gains (losses) on dispositions and impairment charges, net:
Three months ended March 31,
2006	$(4,510)	$—	$(4,510)
2005	$(5,741)	$—	$(5,741)

Operating income:
Three months ended March 31,
2006	$55,797	$605	$56,402
2005	$71,253	$517	$71,770

Depreciation and amortization:
Three months ended March 31,
2006	$25,073	$14	$25,087
2005	$20,468	$68	$20,536
     Included in the North America figures above are the following United States amounts:

	Three months ended
	March 31,
	2006	2005

Revenues from external customers	$410,482	$416,699
Operating income	$51,307	$64,594
Depreciation and amortization	$23,469	$19,282
7. Supplementary Information
Prior to the fourth quarter of 2005, certain costs, specifically salaries and facility costs, were allocated based upon each of the respective segments’ revenue components within goods and services.
     Beginning in the fourth quarter of 2005, the Company refined its allocation of the costs described above to more accurately reflect the cost of goods and services for its funeral and cemetery segments. Such costs are now allocated based on an hourly factor, which represents the average amount of time spent by employees when selling or providing goods and services to a consumer. The Company has made certain disclosure reclassifications to comparative prior periods to conform to the current period presentation. The disclosure reclassifications made to these prior periods to conform to the current period presentation have no effect on the Company’s condensed consolidated financial position, results of operations or statement of cash flows.

     The detail of certain income statement accounts is as follows for the three months ended March 31:

	2006	2005
North America goods and services revenues
Goods
Funeral	$120,173	$140,334
Cemetery	89,452	82,768

Total goods	209,625	223,102
Services
Funeral	171,920	169,198
Cemetery	41,215	36,287

Total services	213,135	205,485

North America goods and services revenues	422,760	428,587

International revenues	2,908	3,265
Other revenues	16,130	15,590

Total revenues	$441,798	$447,442

North America goods and services costs
Goods
Funeral	$56,100	$53,502
Cemetery	37,343	34,605

Total cost of goods	93,443	88,107
Services
Funeral	88,856	92,640
Cemetery	23,477	23,877

Total cost of services	112,333	116,517

North America goods and services costs	205,776	204,624

International costs and expenses	2,303	2,748
Overhead and other expenses	147,916	142,843

Total costs and expenses	$355,995	$350,215

8. Commitments and Contingencies
Leases
The Company’s leases principally relate to funeral home facilities and transportation equipment. Rental expense for these leases that are classified as operating was $6,631 and $13,281 for the quarters ended March 31, 2006 and 2005, respectively. As of March 31, 2006, future minimum lease payments for non-cancelable operating and capital leases exceeding one year are as follows:

	Operating	Capital
Remainder of 2006	$5,502	$20,084
2007	6,956	22,991
2008	6,620	18,837
2009	6,181	15,158
2010	5,205	41,325
2011 and thereafter	45,038	29,295

Subtotal	75,502	147,690
Less: Subleases	(1,644)	—

Total	$73,858	$147,690

Less: Interest on capital leases		(36,662)

Total principal payable on capital leases		$111,028

     To eliminate the variable interest rate risk in the Company’s operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements in the first quarter of 2006. Based on the amended terms, these leases have been classified as capital leases as of March 31, 2006 and are presented as such in the table above. For additional information, see note 4 to these condensed consolidated financial statements.

Representations and Warranties
As of March 31, 2006, the Company has contingent obligations of $33,177 resulting from the Company’s international asset sales and joint venture transactions. In some cases, the Company has agreed to guarantee certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. The Company has interest-bearing cash investments of $5,908 included in Deferred charges and other assets collateralizing certain of these contingent obligations. The Company believes it is remote that it will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.
     In March 2004, the Company disposed of its funeral operations in France to a newly formed, third party company. As a result of this sale, the Company recognized $35,768 of contractual obligations related to representations, warranties, and other indemnifications in accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” During the first quarter of 2006, the Company paid $481 to settle certain tax and litigation matters. The remaining obligation of $23,657 at March 31, 2006 represents the following:

	Original		Maximum potential
	contractual		amount of future	Carrying value as
	obligation	Time limit	payments	of March 31, 2006
Tax reserve liability	$18,610	December 31, 2007	2006 €30 million	$10,000

Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	4,264

Employee litigation provision	6,512	December 31, 2006 (for all claims other than those relating to tax and social security matters) one month after expiration of the statutory period of limitations for tax and social security matters.	(2)	6,512

VAT taxes	3,882	One month after the expiration of statutory period of limitations	(1)	3,882

Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	3,381

Total	$40,150			$28,039

Less: Deductible of majority equity owner	(4,382)			(4,382)

	$35,768			$23,657

(1)	The potential maximum exposure for these two items combined is €20 million or $24,152 at March 31, 2006.

(2)	The potential maximum exposure for these two items combined is €40 million or $48,304 at March 31, 2006.
Litigation
The Company is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. The Company intends to defend itself in the lawsuits described herein, however, if the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated.

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
     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory appeal pending in the El Paso Court of Appeals, No. 08-05-00182-CV, and a mandamus proceeding which has been denied by the El Paso Court of Appeals, No. 08-05-00335-CV (collectively, the Hijar Lawsuit). The Hijar Lawsuit involves a state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from the Company or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (Rules) required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The Plaintiffs seek to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” The Company denies that the plaintiffs have standing to sue for violations of the Texas Occupations Code or the Rules; denies that plaintiffs have standing to sue for violations under the relevant regulations and statutes; denies that any breaches of contractual terms occurred; and on other grounds denies liability on all of the plaintiffs’ claims. Finally, the Company denies that the Hijar Lawsuit satisfies the requirements for class certification.
     In May 2004, the trial court heard summary judgment cross-motions filed by the Company and Plaintiff Hijar (at that time, the only plaintiff). The trial court granted Hijar’s Motion for partial summary judgment and denied the Company’s motion. In its partial summary judgment order, the trial court made certain findings to govern the case, consistent with its summary judgement ruling. The Company’s request for rehearing was denied.
     During the course of the Hijar Lawsuit, the parties have disputed the proper scope and substance of discovery. Following briefing by both parties and evidentiary hearings, the trial court entered three orders against the Company that are the subject of appellate review: (a) a January 2005 discovery sanctions order; (b) an April 2005 discovery sanctions order; and (c) an April 2005 certification order, certifying a class and two subclasses. On April 29, 2005, the Company filed an appeal regarding the certification order and, concurrently with its initial brief in that appeal, filed a separate mandamus proceeding regarding the sanctions orders. In the certification appeal, briefing has concluded, and the court of appeals heard oral arguments on April 4, 2006. In the mandamus proceeding, the court of appeals denied the mandamus petition in January 2006, and denied rehearing on March 15, 2006. The Company is considering further steps, including the option of pursuing mandamus relief from the Supreme Court of Texas.

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
     The Company is also currently a defendant in Ralph Lee Fancher v. Service Corporation International, et al; In the United States District Court for the Southern District of Texas — Houston Division, and Cause No. 4:05-CV-00246. This lawsuit, which was previously consolidated with the Funeral Consumers Case, makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. The case is a purported class action on behalf of casket consumers throughout the United States and alleges that the Company violated the Tennessee Trade Practices Act. On May 4, 2006, plaintiffs in the Fancher case filed a Notice of Voluntary Dismissal requesting that the case be dismissed without prejudice.
     The Company is also a defendant in Cause No. 4:05-CV-03399; Pioneer Valley Casket, et al. v. Service Corporation International, et al.; In the United States District Court for the Southern District of Texas — Houston Division. This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, this case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 to the present.
     The funeral and casket antitrust lawsuits seek injunctions, unspecified amounts of monetary damages, and treble damages. In the Funeral Consumers Case, plaintiffs are seeking the Court’s permission to add a claim to enjoin the Company and the Alderwoods Group, Inc. from closing the proposed merger discussed on pages 22 and 23 herein. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages.
     In addition to the funeral and casket antitrust lawsuits, the Company has received Civil Investigative Demands, dated in August 2005 and February 2006, from the Attorney General of Maryland on behalf of itself and other state attorneys general, who have commenced an investigation of alleged anti-competitive practices in the funeral industry. The Company has also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.
     The ultimate outcome of the matters described above under the caption Litigation cannot be determined at this time. The Company intends to aggressively defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on the Company, its financial condition, results of operation and cash flows.
9. Earnings Per Share
Basic earnings (loss) per common share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common shares that then shared in the Company’s earnings (losses).

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended
	March 31,
	2006	2005
Income from continuing operations before cumulative effect of accounting change (numerator):
Income from continuing operations before cumulative effect of accounting change — basic	$24,249	$31,417
After tax interest on convertible debt	—	12

Income from continuing operations before cumulative effect of accounting change — diluted	$24,249	$31,429

Net income (loss) (numerator):
Net income (loss) — basic	$24,194	$(154,946)
After tax interest on convertible debt	—	12

Net income (loss) — diluted	$24,194	$(154,934)

Weighted average shares (denominator):
Weighted average shares — basic	294,308	313,490
Stock options	4,251	4,086
Restricted stock	119	54
Convertible debt	—	121

Weighted average shares — diluted	298,678	317,751

Income from continuing operations before cumulative effect of accounting change per share:
Basic	$.08	$.10
Diluted	$.08	$.10

Cumulative effect of accounting change per share, net of tax:
Basic	$—	$(.59)
Diluted	$—	$(.59)

Net income (loss) per share:
Basic	$.08	$(.49)
Diluted	$.08	$(.49)

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows:

	Three months ended
	March 31,
	2006	2005
Antidilutive options	7,479	8,912
Antidilutive convertible debentures	659	859

Total common stock equivalents excluded from computation	8,138	9,771

10. Gains (Losses) on Dispositions and Impairment Charges, Net
As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains (losses) on dispositions and impairment charges, net. Additionally, as dispositions occur pursuant to the Company’s ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original impairment estimates.
     Gains (losses) on dispositions and impairment charges, net for the three months ended March 31, consists of the following:

	Three months ended
	March 31,
	2006	2005
Gains on dispositions	$3,064	$889
Impairment losses for assets held for sale	(7,574)	(7,118)
Changes to previously estimated impairment losses	—	488

	$(4,510)	$(5,741)

11. Discontinued Operations
During 2005, the Company disposed of its funeral and cemetery operations in Argentina and Uruguay and its cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.
     The Company’s current year discontinued operations are attributable to a remaining income tax receivable of approximately $15,859 denominated in Chilean pesos. This receivable is fully hedged; therefore, the Company has no foreign exchange rate risk associated with it. The fair market value hedge, which is effective, is recorded at market value at March 31, 2006 and December 31, 2005. Currency fluctuations associated with this hedge resulted in a loss of $55, net of a tax benefit of $35, which is included in Income from discontinued operations in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006. This hedge will expire June 30, 2006.
     The results of the Company’s discontinued operations for the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended
	March 31,
	2006	2005
Revenues	$—	$9,177
Costs and other expenses	(90)	(6,847)

(Loss) income from discontinued operations before income taxes	(90)	2,330
Benefit (provision) for income taxes	35	(1,155)

(Loss) income from discontinued operations	$(55)	$1,175

     The provision for income taxes during 2005 was negatively impacted by certain net operating loss valuations and a tax accrual release related to the sale of the Company’s operations in Argentina and Uruguay.
12. Subsequent Event
On April 3, 2006, the Company entered into a definitive agreement to acquire all of the outstanding shares of Alderwoods Group, Inc. (Alderwoods) for $20.00 per share in cash. Alderwoods operated 584 funeral homes, 73 cemeteries and 60 combination funeral home and cemetery locations in North America at March 25, 2006.
     This transaction is valued at approximately $1,230,000, which includes approximately $374,000 of Alderwoods’ debt. The Company has received a commitment letter from JPMorgan for an $850,000 bridge facility and believes it also has access to debt markets. The Company expects to fund this transaction with at least $400 million of cash on hand as well as through the utilization of term loans and bonds.
     This acquisition is subject to, among other conditions, antitrust clearance and approval of the Alderwoods stockholders. It is anticipated that the acquisition will be completed by the end of 2006, however there can be no assurance that the acquisition will be completed by this time or at all.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Service Corporation International (SCI or the Company) is North America’s leading provider of deathcare products and services, with a network of 1,053 funeral homes and 354 cemeteries within 42 states and seven Canadian provinces at March 31, 2006. We also own a 25 percent equity interest in AKH Luxco S.C.A., more commonly referred to as Pompes Funebres Générales (PFG), France’s leading provider of funeral services. Additionally, Kenyon International Emergency Services (Kenyon), a wholly-owned subsidiary specializes in providing disaster management services in mass fatality incidents. We also have funeral homes in Germany and Singapore that we intend to exit when economic values and conditions are conducive to a sale.

Competitive Strengths
In recent years, we have improved both our operating margins and operating cash flows by introducing more efficient systems and processes, effectively streamlining our infrastructure, and strengthening our balance sheet. While continuing to pursue additional efficiencies, we now intend to improve shareholder value by (1) seeking enhancement opportunities through disciplined acquisition activities and construction of new properties and (2) increasing volume and profitability at existing businesses.
     In 2006, our acquisition strategy has focused on transactions that would most effectively enhance our position as North America’s premier funeral and cemetery services provider. Consistent with this objective to expand scale and scope, on April 3, 2006, we announced our execution of a definitive agreement to acquire all of the outstanding shares of the Alderwoods Group, Inc. (Alderwoods), the second largest operator of funeral homes and cemeteries in North America. This transaction will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on significant synergies and operating efficiencies. Based upon businesses owned at December 31, 2005, the combined companies will have an expanded geographic footprint that would include a network of 1,712 funeral homes and 490 cemeteries (of which 243 are combination funeral homes and cemeteries) in 48 states, eight Canadian provinces and Puerto Rico. This transaction is expected to close by the end of 2006; however, it is subject to antitrust clearance and approval by the shareholders of Alderwoods.
     We believe that the success of this combination can be achieved by optimizing our competitive strengths, which will be enhanced by capitalizing on the best practices and processes of both companies. These competitive strengths include:
•	Industry leadership, which allows us to establish standardization and industry best practices;

•	A network of funeral homes and cemeteries unequalled in geographic scale and reach, which has provided efficiencies of scale and enabled us to pursue strategic affinity partnerships with national groups that can influence their members’ choice of deathcare provider;

•	A North America brand, Dignity Memorial®, that stands for integrity, respect and service excellence wherever we do business and supports the creation of enduring family and community relationships with SCI. We are currently developing our most recent brand, Funeraria del AngelTM, that has been established to serve North America’s growing Hispanic population;

•	More comprehensive product and service offerings than traditional industry practice such as bereavement travel discounts, grief counseling for survivors and assistance with legal and other family business details and packaged plans for funerals, cemeteries and cremations that are designed to simplify customer decision-making;

•	A reputation of service excellence achieved through a culture of disciplined consistency across our network of businesses and a commitment to attract, develop and retain a superior team of people;
•	Holding a level of financial strength and flexibility that allows us to reward shareholders through quarterly dividends and share repurchases while maintaining a prudent capital structure and allowing us to reinvest in our business; and

•	Retaining a strong preneed backlog that not only contributes to profitability and volume but increases the predictability and stability of our revenues and cash flow.
     We also completed two business acquisitions, which included five funeral homes and one cemetery, during the three months ended March 31, 2006. These acquisitions were selected because of their strategic fit with our initiatives to target customers who yield high returns and to combine existing stand-alone funeral homes with cemeteries.

Opportunity for Growth
Over the long-term, we believe that our industry leadership, along with superior brand, reputation, financial strength and geographic reach, will result in expanded growth opportunities with the aging of the Baby Boom generation. During the short-term, we believe we can grow our existing businesses by centralization and standardization of our processes. This includes aligning preneed and pricing strategies with customer segments and expanding customer segments in which we excel.
     We believe we can expand operating and financial growth by replacing the industry’s traditional one-size-fits-all approach with an operating strategy that considers customers personal needs and preferences. Using this approach, we will tailor our product and service offerings based on four variables: convenience and location, religious and ethnic customs, quality and prestige, and price. By identifying these customer bases, we can re-deploy resources to the most attractive customer segments. In 2006, we are continuing to refine our pricing, product, and marketing strategies to support this approach.
     Understanding customer attitude and preferences is essential to our business. We believe customers are less focused on products and more concerned about creating a meaningful funeral service. Accordingly, we have realigned our pricing strategy from products to service offerings and as such have focused on services that are most valued by our customers. Our initial results have been favorable as evidenced by the increase in the North America comparable average per funeral service in the first quarter of 2006. See a more detailed discussion regarding average revenue in Results of Operations within this Management’s Discussion and Analysis.
     With our industry leadership, geographic reach, and financial strength, we are well-positioned to deliver superior service to an expanding customer base while achieving profitable growth for our shareholders.
Key Performance Indicators
Overview
We utilize various key operating and financial measures to monitor the performance of our business and to respond quickly to performance changes as necessary. Key performance indicators in our cemetery segment include preneed and atneed sales production and cemetery operating profit. Key performance indicators in our funeral segment include preneed sales production (both insurance and trust), case volume, average revenue per funeral service, and funeral operating profit. See a more detailed discussion regarding funeral and cemetery operating profit, funeral case volume and average revenue per funeral in Results of Operations within this Management’s Discussion and Analysis.
     Our key financial performance indicator is cash flow from operating activities (CFOA). CFOA is discussed in more detail in the Financial Condition and Liquidity discussion within this Management’s Discussion and Analysis.
Preneed Production and Maturities
In addition to selling our products and services to client families at the time of need, we sell price guaranteed preneed funeral and cemetery trust contracts which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts until the merchandise is delivered or the service is performed. In certain situations, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts.

     The tables below detail the North America results of trust funded preneed funeral and cemetery production and maturities for the quarters ended March 31, 2006 and 2005 and the associated number of preneed funeral contracts.

	North America
	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Funeral
Preneed Trust Funded (including bonded):
Sales Production	$33.7	$32.1

Sales Production (number of contracts)	7,902	9,615

Sales Maturities	$46.4	$45.9

Sales Maturities (number of contracts)	10,676	11,180

Cemetery

Sales Production:
Preneed	$77.4	$74.4
Atneed	56.0	54.8

Total Sales Production	$133.4	$129.2

Sales Production Deferred to Backlog:
Preneed	$37.5	$36.4
Atneed	41.6	40.9

Total Sales Production Deferred to Backlog	$79.1	$77.3

Revenue Recognized from Backlog:
Preneed	$28.1	$29.9
Atneed	40.3	38.7

Total Revenue Recognized from Backlog	$68.4	$68.6

     Where permitted, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission as general agent for the insurance company. We do not offer funding for preneed cemetery contracts with insurance policies. The policy amount of the insurance contract between the customer and the third party insurance company generally equals the amount of the preneed funeral contract. However, we do not reflect the unfulfilled insurance funded preneed funeral contract amounts in our consolidated balance sheet.
     The table below details the North America results of insurance funded preneed funeral production and maturities for the quarters ended March 31, 2006 and 2005, and the number of contracts associated with those transactions. The decrease in preneed funeral insurance production in 2006 is related to a shift of sales from the sale of insurance contracts to trust contracts in California.

	North America
	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Preneed Funeral Insurance Funded (1):
Sales Production	$47.6	$54.5

Sales Production (number of contracts)	9,635	11,842

General Agency Revenue	$8.0	$6.5

Sales Maturities	$50.0	$54.7

Sales Maturities (number of contracts)	10,640	12,044

(1)	Amounts are not included in the consolidated balance sheet.
     Approximately 59% of our North America preneed funeral production in the first quarter of 2006 is insurance funded preneed funeral contracts.
Backlog
     The following table reflects the North America backlog of trust funded deferred preneed funeral and cemetery contract revenues (market and cost bases) including amounts related to Non-controlling interest in funeral and cemetery trusts at March 31, 2006 and December 31, 2005. Additionally, we have reflected the North America backlog of unfulfilled insurance funded contracts (not included in our consolidated balance sheet) and total North America backlog of preneed funeral contract revenues at March 31, 2006 and December 31, 2005. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on our historical experience.

     The table also reflects the North America trust funded preneed funeral and cemetery receivables and trust investments (investments at market and cost bases) associated with the backlog of trust funded deferred preneed funeral and cemetery contract revenues, net of an estimated cancellation allowance.
     The market value of funeral and cemetery trust investments was based primarily on quoted market prices at March 31, 2006 and December 31, 2005. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited to trust and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies from the assignment of policy proceeds related to insurance funded funeral contracts.

	North America
	Funeral
	March 31, 2006		December 31, 2005
	Market	Cost	Market	Cost
		(Dollars in millions)
Backlog of trust funded deferred preneed funeral revenues (1)	$1,503.5	$1,483.1	$1,495.5	$1,482.6
Backlog of insurance funded preneed funeral revenues (2)	$2,188.0	$2,188.0	$2,162.7	$2,162.7

Total backlog of preneed funeral revenues	$3,691.5	$3,671.1	$3,658.2	$3,645.3

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,164.4	$1,144.0	$1,158.7	$1,145.9
Insurance policies associated with insurance funded deferred preneed funeral revenues, net of estimated allowance for cancellation (2)	$2,188.0	$2,188.0	$2,162.7	$2,162.7

Total assets associated with backlog of preneed funeral revenues	$3,352.4	$3,332.0	$3,321.4	$3,308.6

	North America
	Cemetery
	March 31, 2006		December 31, 2005
	Market	Cost	Market	Cost
		(Dollars in millions)
Backlog of deferred cemetery revenues (1)	$1,673.1	$1,612.4	$1,644.5	$1,600.5

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,171.6	$1,119.0	$1,157.4	$1,119.3

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in the consolidated balance sheet, net of estimated allowance for cancellation.

(2)	Insurance funded preneed funeral contracts, net of estimated allowance for cancellation, are not included in the consolidated balance sheet.
Other Matters
The Staff of the Securities and Exchange Commission (Staff) recently issued a letter (Comment Letter) to us dated April 19, 2006, commenting on certain aspects of our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that most of the issues raised in the Comment Letter have been appropriately addressed, and we have included required disclosures in this report or will include in future filings to the extent necessary as a result of the SEC’s comments. While there may be others, we believe that three items from the Comment Letter remain under consideration with the Staff at this time.
     First, the Staff requested information regarding the treatment of preneed funeral and cemetery merchandise and services trust and cemetery perpetual care trust activity in the consolidated statement of cash flows. We have responded to the Staff’s request for additional information. To the best of our knowledge, this issue remains unresolved with the Staff. Although we believe that our consolidated statement of cash flows is properly presented, there can be no certainty that the Staff will agree to our position.
     Second, the Staff requested information regarding our operating and reporting segments and whether these segments have been appropriately identified and disclosed. We have responded to the Staff’s request for additional information. We believe that our treatment of operating and reporting segments and reporting units is appropriate under the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Although we believe that we have addressed this matter appropriately, there can be no certainty that the Staff will agree with our position.
     Third, the Staff requested information regarding the classification of our operating leases related primarily to funeral home properties. During the first quarter of 2006, the Company determined that certain of its leases related to funeral home properties should have been classified as capital leases. The impact of the misclassification of these leases was not material to the Company’s consolidated financial statements for any prior quarterly or annual period, and such impact was not material to the company’s condensed consolidated financial statements for the first quarter of 2006. Therefore, the Company has recorded the cumulative impact of $2.9 million related to these misclassified leases (for periods prior to January 1, 2006) in Other operating expense in the Company’s condensed consolidated financial statements for the three months ended March 31, 2006 as an immaterial correction of an error. Although we believe that we have addressed this matter appropriately, there can be no certainty that the Staff will agree with our position.
Critical Accounting Policies
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. No significant changes to our accounting policies have occurred subsequent to December 31, 2005, except as described below within Accounting Changes.
Accounting Changes
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We adopted SFAS 123R on January 1, 2006 and are utilizing the modified-prospective transition method. For further information regarding this accounting change, see note three to the condensed consolidated financial statements in Item 1 of this Form 10-Q.

Results of Operations — Three Months Ended March 31, 2006 and 2005
Management Summary
We began 2006 with renewed financial strength, allowing us to focus on profitability and growth. Led by a strong performance from our cemetery segment, our total revenue from comparable operations continued to improve in the first quarter. Other key highlights to date include:
•	On April 3, 2006, announced the execution of a definitive agreement to acquire the outstanding shares of Alderwoods Group, Inc. combining two of the leading providers of funeral and cemetery services in North America.

•	An improvement in first quarter 2006 cemetery margins of 180 basis points over the same period in 2005.

•	A 6.6% increase in comparable average revenue per funeral service compared to the first quarter of 2005, which helped to offset a 5.1% decline in comparable funeral services performed, and

•	The declaration of a dividend payable in May 2006 based on our first quarter 2006 financial results.
Results of Operations
In the first quarter of 2006, we reported net income of $24.2 million or $.08 per diluted share. These results were impacted by net losses on dispositions and impairment charges of $3.5 million after tax or $.01 per diluted share and other operating expenses of $1.8 million or $.01 per diluted share.
     In the first quarter of 2005, we reported a net loss of $154.9 million or $.49 per diluted share. These results were also impacted by non-recurring items that decreased earnings including accounting changes of $187.5 million, losses on the early extinguishment of debt of $0.8 million after tax, and net losses on dispositions and impairment charges of $3.7 million after tax. During the first quarter of 2005, discontinued operations produced $1.2 million of earnings.
Actual Versus Comparable Results — Three Months Ended March 31, 2006 and 2005
The table below reconciles our GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2006 and 2005. We define comparable operations (or same store operations) as those that were owned for the entire period beginning January 1, 2005 and ending March 31, 2006. The following tables present operating results for SCI funeral and cemetery locations that were owned by SCI for this period.

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition /	with
Three Months Ended March 31, 2006	Actual	New Construction	Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$300.1	$0.2	$0.8	$299.1
Cemetery revenue	138.8	0.1	1.4	137.3

	438.9	0.3	2.2	436.4

Other foreign
Funeral revenue	2.9	—	—	2.9

	2.9	—	—	2.9

Total revenues	$441.8	$0.3	$2.2	$439.3

North America
Funeral gross profits	$63.5	$0.1	$(0.7)	$64.1
Cemetery gross profits	21.7	(0.1)	(0.3)	22.1

	85.2	—	(1.0)	86.2

Other foreign
Funeral gross profits	0.6	—	—	0.6

	0.6	—	—	0.6

Total gross profit	$85.8	$—	$(1.0)	$86.8

		Less:
		Activity
		Associated
		with
Three Months Ended March 31, 2005	Actual	Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$316.3	$15.0	$301.3
Cemetery revenue	127.9	4.6	123.3

	444.2	19.6	424.6

Other foreign
Funeral revenue	3.2	—	3.2

	3.2	—	3.2

Total revenues	$447.4	$19.6	$427.8

North America
Funeral gross profits	$79.1	$1.7	$77.4
Cemetery gross profits	17.6	(0.1)	17.7

	96.7	1.6	95.1

Other foreign
Funeral gross profits	0.5	—	0.5

	0.5	—	0.5

Total gross profit	$97.2	$1.6	$95.6

     The following table provides the data necessary to calculate SCI’s comparable average revenue per funeral service in North America for the three months ended March 31, 2006 and 2005. We calculate average revenue per funeral service by dividing adjusted comparable North America funeral revenue by the comparable number of funeral services performed in North America during the period. In calculating average revenue per funeral service, we exclude GA revenues and revenues from our Kenyon subsidiary in order to avoid distorting our funeral case volume averages.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions,
	except average revenue
	per funeral service)
Comparable North America funeral revenue	$299.1	$301.3
Less: GA revenues	8.0	6.5
Kenyon revenues	1.2	8.1

Adjusted Comparable North America funeral revenue	$289.9	$286.7

Comparable North America funeral services performed	63,036	66,420

Comparable North America average revenue per funeral service:
Preneed	$4,515	$4,264
Atneed	$4,641	$4,342
Total	$4,599	$4,316
Funeral Results
Consolidated Funeral Revenue
Consolidated revenues from funeral operations were $303.0 million in the first quarter of 2006 compared to $319.5 million in the first quarter of 2005. Higher average revenue per funeral service and the increase of floral revenues of approximately $4.0 million were more than offset by a decline in volume. This decline was primarily attributable to a decrease in funeral properties as a result of our effort to dispose of non-strategic locations as well as a decrease in the mortality rate. Additionally, Kenyon’s revenue fell $6.9 million compared to the prior year as we were not involved in any catastrophic events in the first quarter of 2006.
Comparable Funeral Revenue
     North America comparable funeral revenue decreased less than 1% in the first quarter of 2006 compared to the first quarter of 2005 reflecting higher average revenue per funeral service and the increase of floral revenue described above, essentially offset by a decline in comparable funeral volume. Therefore, the decrease in revenue in the first quarter of 2006 was attributable primarily to the decrease in Kenyon’s revenue. GA revenue increased $1.5 million, or over 20%, in the first quarter of 2006 as a result of a mix shift in the types of insurance contracts sold.
Average Revenue per Funeral
Despite a 130 basis point increase in cremation rates, our focus on strategic pricing in the second half of 2005 and early in 2006 resulted in an increase in average revenue per funeral service of 6.6%, or $283 per funeral service (5.1% or $222 per service excluding the floral revenue increase) over the prior year. We have realigned prices in approximately half of our regions and expect these benefits to continue in the future as the remaining half of our regions implement these changes. We anticipate that the realignment will be substantially complete by the end of the second quarter of 2006. See a more detailed discussion regarding our strategic pricing initiative in Opportunity for Growth in this Management’s Discussion and Analysis.
Funeral Case Volume
The overall success of our strategic pricing initiative was offset by a 5.1% decrease in comparable funeral volume in the first quarter of 2006 compared to the first quarter of 2005. The decrease of 3,384 is largely attributable to a decline in atneed funeral services performed during the first quarter of 2006 compared to the first quarter of 2005. This decline appears consistent with decreases reported by other funeral service companies and with our review of preliminary mortality data which indicates a decline in the number of deaths in early 2006. Over time, we believe the decline in the number of deaths will stabilize because of the aging population. In the short term, we believe that our reputation of providing excellent service, increasing our brand recognition, and expanding scale and reach through our pending acquisition will result in increased volume as we continue to stay firm to our pricing strategy and customer focus.

Consolidated Funeral Gross Profit
Consolidated funeral gross profits decreased $15.5 million in the first quarter of 2006 compared to the same period of 2005. The decline in revenues against an inflationary high fixed-cost structure negatively impacted gross profit. Increases in salaries, healthcare, floral and energy costs contributed to the decrease in gross profit. Additionally, gross profit was reduced by $3.0 million from Kenyon’s operations.
Comparable Funeral Gross Profit
Comparable North America funeral gross profit decreased $13.3 million or 17.2% in the first quarter of 2006 versus the same period of 2005. The comparable funeral gross margin percentage decreased to 21.4% compared to 25.7% in 2005. Comparable gross profit was negatively impacted by the decrease in revenues described above against an inflationary high fixed-cost structure. The remainder of the decrease in gross profit was due to increases in salary, healthcare and energy costs.
Cemetery Results
Consolidated Cemetery Revenue
Despite a decrease in the number of operating locations, consolidated revenues from our cemetery operations increased $10.9 million, or 8.5%, in the first quarter of 2006 compared to the same period of 2005. Sales production increased $4.2 million due to our tiered-product strategy, which focuses on the development of high-end cemetery property and our related pricing realignment. Recognized production rates increased in the first quarter of 2006 compared to the prior year period due to an increase in the recognition of merchandise and the success of our strategy to shorten the time between when property is sold and when it is constructed.
Comparable Cemetery Revenue
North America comparable cemetery revenue increased $14.0 million or 11.3% compared to the first quarter of 2005. This increase primarily resulted from the revenue increases described above.
Consolidated Cemetery Gross Profits
Consolidated cemetery gross profits increased $4.1 million, or 23.3%, in the first quarter of 2006 compared to the first quarter of 2005 and margins increased over 180 basis points to 15.6%. The increase in revenue described above was partially offset by a related increase in variable costs and higher healthcare and energy costs.
Comparable Cemetery Gross Profits
North America comparable cemetery gross profits increased $4.4 million in the first quarter of 2006 compared to the same period of 2005. The comparable cemetery percentage increased to 16.1% in the first quarter of 2006 from 14.4% in the first quarter of 2005. These improvements were also a result of the strong revenue increases offset by cost increases as described above.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $22.0 million in the first quarter of 2006 compared to $19.7 million in the first quarter of 2005. Increased costs associated with the expensing of stock options, which totaled $1.4 million (pretax), and higher audit fees contributed to the increase. We expect stock option expense in the remaining quarters of 2006 to be approximately $2.5 million in aggregate.
Other Operating Expense
Other operating expense increased $2.9 million in the first quarter of 2006. During the first quarter of 2006, we determined that certain of its operating leases related to funeral home properties should have been classified as capital leases. We recorded the cumulative impact of this immaterial correction of an error in our condensed consolidated financial statements for periods prior to January 1, 2006 as Other operating expense.

Interest Expense
Interest expense increased 8.1% to $26.7 million in the first quarter of 2006, compared to $24.7 million in the first quarter of 2005. The increase of $2.0 million reflects the modification of the contractual terms of certain transportation leases in January 2006, which resulted in additional interest expense related to these newly reclassified capital leases. For additional information, see notes four and eight to the condensed consolidated financial statements included in this Form 10-Q.
Interest Income
Interest income of $6.0 million in the first quarter of 2006 increased $1.9 million compared to the same period of 2005, reflecting the increase in our cash balances invested in commercial paper and higher interest returns.
Other Income (Expense), Net
Other income (expense), net was a $2.4 million gain in the first quarter of 2006, compared to an expense of $1.2 million in the first quarter of 2005. The components of other income for the periods presented are as follows:
•	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $1.5 million in the first quarter of 2006 compared to $1.6 million in the same period of 2005.

•	Surety bond premium costs were $1.0 million in the first quarters of 2006 and 2005.

•	The remaining income of $1.9 million in the first quarter of 2006 is primarily due to favorable adjustments to our allowance on notes receivable. The expense of $1.8 million in the same period of 2005 is primarily attributable to net gains and losses related to foreign currency transactions.
(Provision) Benefit for Income Taxes
The consolidated effective tax rate in the first quarter of 2006 resulted in a provision of 36.3%, compared to 35.6% in the same period of 2005. The 2006 and 2005 tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 298.7 million in the first quarter of 2006, compared to 317.8 million in the same period of 2005. The decrease in 2006 versus 2005 was mainly due to the full quarter impact of our share repurchase program initiated during 2005.
Financial Condition, Liquidity and Capital Resources
Overview
We believe that we have sufficient resources to meet our near and intermediate term debt obligations, our planned capital expenditures, and other cash requirements. Our primary sources of liquidity are currently cash flows from operations, available cash reserves, and debt capacity available under our credit facility. We are focusing our capital resources on funding disciplined growth initiatives, including the planned acquisition of Alderwoods.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the first three months of 2006 compared to the same period of 2005 are as follows:
     Operating Activities — Cash flows from operating activities in the first quarter of 2006 were $80.2 million, a decrease of $46.9 million compared to the first quarter of 2005. The first quarter of 2005 included a federal income tax refund of $29.0 million.

Additionally, in the first quarter of 2006, bonus payments increased $21.7 million as compared to the same period of 2005. This increase reflects $16.5 million of long-term incentive compensation payments related to a 2003 award program as previously disclosed in our 2006 annual guidance.
     Investing Activities — Cash flows from investing activities decreased by $39.1 million in the first three months of 2006 compared to the same period of 2005 due to a decline in proceeds from sales of international businesses and an increase in acquisition activities. In the first quarter of 2006, we paid $14.7 million in cash for acquisitions as we begin to focus on growth. We also sold the 280,952 StoneMor Limited Partner units received in the fourth quarter of 2005 related to the disposition of assets. The proceeds from the sale of these shares totaled $5.9 million. In the first quarter of 2005, we received $21.6 million from the disposition of our businesses in Argentina and Uruguay.
     Financing Activities — Cash used in financing activities decreased $96.8 million in the first three months of 2006 compared to the first three months of 2005 primarily due to share repurchases and a debt extinguishment in 2005, partially offset by dividend payments and an increase in capital lease payments in 2006. During the first quarter of 2005, we repurchased 14.7 million shares of common stock for an aggregate of $103.6 million and paid $7.7 million to extinguish debt (of which $7.1 million is reported as a financing activity). Dividends, which were not paid in the first quarter of 2005, totaled $7.4 million in 2006. Capital lease payments increased $5.4 million compared to the prior year reflecting new capital leases for certain transportation assets.
Liquidity
As of March 31, 2006, our cash balance was $490.4 million. We also have a $200.0 million credit facility that was executed in August 2004. We have no cash borrowings under this credit facility, but we have used it to support $51.2 million of letters of credit as of March 31, 2006. As a result of the terms of the bridge facility discussed below, we plan to commence negotiations on an amendment or a new credit facility prior to the closing of the Alderwoods’ acquisition.
     We expect to generate cash flows in the next several years above our operating and financing needs. We believe that this financial flexibility allows us to consider investments or capital structure related transactions that will enhance shareholder value. On April 3, 2006, we entered into a definitive agreement to acquire all of the outstanding shares of Alderwoods for $20.00 per share. This transaction is valued at $1.2 billion, which includes approximately $374.0 million of Alderwoods’ debt. We have received a commitment letter from JPMorgan for an $850.0 million bridge facility and believe we also have access to debt markets. We intend to fund this transaction with at least $400 million of cash on hand as well as through the utilization of term loans and bonds. We will continue to evaluate external opportunities and expect to make acquisitions, if such acquisitions are available at reasonable market prices and align with our strategic plan. We will also evaluate internal opportunities such as construction of new funeral homes and development of high-end cemetery inventory.
     We currently have $64.6 million authorized by the Board of Directors to repurchase common stock. We have made and intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
     Since April 2005, we have paid a quarterly cash dividend of $.025 per share. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.
     We are continuing our program to divest of our operations outside of North America. In the first quarter of 2005, we sold our operations in Argentina and Uruguay for net cash proceeds of $21.6 million. In the third quarter of 2005, we sold our cemetery operations in Chile. We expect to receive the remaining proceeds from this disposition, as income tax receivable totaling approximately $15,859, in the second quarter of 2006. We currently own funeral businesses in Germany and Singapore that we will look to exit when market values and economic conditions are conducive to a sale; however, these businesses are not currently being held for sale.
Financial Assurances
In support of operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds are recorded on the condensed consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, are described below.

	March 31,	December 31,
(In millions)	2006	2005
Preneed funeral	$132.0	$139.3
Preneed cemetery:
Merchandise and services	159.7	161.8
Pre-construction	12.5	12.5

Bonds supporting preneed funeral and cemetery obligations	304.2	313.6

Bonds supporting preneed business permits	4.5	4.7
Other bonds	11.0	11.0

Total surety bonds outstanding	$319.7	$329.3

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by applicable law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state or provincial law. For the three months ended March 31, 2006 and 2005, we had $14.3 million and $18.2 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider disbursements associated with taxes, obtaining costs, or other costs.
     Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery preconstruction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect it will be required to fund material future amounts related to these surety bonds because of lack of surety capacity.
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense and negative currency translation effects.

•	The outcome of the acquisition of Alderwoods and the possibility that certain closing conditions will not be satisfied that will result in the acquisition not being completed.

•	Our ability to successfully integrate Alderwoods or that the anticipated benefits of the acquisition are not fully realized.

•	The outcomes of pending lawsuits and proceedings against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	The outcome of a pending Internal Revenue Service audit. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to continue to successfully implement our plan to realign pricing according to our strategy and to increase standardization of our processes.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully exploit our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal controls over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain a favorable attestation report of our auditors regarding our assessment of our internal controls.
     For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2005 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in the Company’s exposure to market risk during the most recently completed fiscal quarter.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in note eight to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2005 except as detailed below.
The acquisition of Alderwoods is subject to certain closing conditions that, if not satisfied or waived, will result in the acquisition not being completed, which may cause the market price of SCI common stock to decline.
The acquisition is subject to customary conditions to closing, including the receipt of the required approval of the shareholders of Alderwoods. If any condition to the acquisition agreement is not satisfied or, if permissible, waived, the acquisition will not be completed. In addition, SCI and Alderwoods may terminate the acquisition agreement in certain circumstances. If the acquisition is not completed, the market price of SCI common stock may decline if the current market price reflects a market assumption that the acquisition will be completed. SCI will also still be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses.
We may fail to realize the anticipated benefits of the acquisition of Alderwoods.
The success of the acquisition will depend, in part, on our ability to realize the anticipated cost savings from shared corporate and administrative areas and the rationalization of duplicative expenses. However, to realize the anticipated benefits from the acquisition, we must successfully combine the businesses of SCI and Alderwoods in a manner that permits those costs savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. SCI and Alderwoods have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of valuable employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2006, we issued 330 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
Item 6. Exhibits
2.1	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Corporation International, Coronado Acquisition Corporation and Alderwoods Group, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 5, 2006).

10.1	Commitment Letter, dated as of April 2, 2006, by and among Service Corporation International, Chase Lincoln First Commercial Corporation and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 5, 2006).

10.2	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc.

and Sumner J. Waring, III.

10.3	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Sumner J. Waring, III.

10.4	Employment and Noncompetition Agreement, dated January 1, 2004 between SCI Executive Services, Inc. and Stephen M. Mack.

10.5	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Stephen M. Mack.

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2006 and 2005.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

May 10, 2006	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey E. Curtiss
Jeffrey E. Curtiss
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibits
2.1	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Corporation International, Coronado Acquisition Corporation and Alderwoods Group, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 5, 2006).

10.1	Commitment Letter, dated as of April 2, 2006, by and among Service Corporation International, Chase Lincoln First Commercial Corporation and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 5, 2006).

10.2	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Sumner J. Waring, III.

10.3	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Sumner J. Waring, III.

10.4	Employment and Noncompetition Agreement, dated January 1, 2004 between SCI Executive Services, Inc. and Stephen M. Mack.

10.5	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Stephen M. Mack.

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2006 and 2005.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Jeffrey E. Curtiss as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.