Form 10-Q
period 2006-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2006-08-09
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
None
(Former name, former address, or former fiscal year, if changed since last report)
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
Large Accelerated Filer ☑     Accelerated Filer ☐      Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
The number of shares outstanding of the registrant’s common stock as of August 1, 2006 was 292,440,902 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL
INDEX

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed – Funeral and cemetery arrangements after the death has occurred.
Burial Vaults – A reinforced outer burial container intended to protect the casket against the weight of the earth.
Cash Overrides – Funds received based on achieving certain dollar volume targets of life insurance policies.
Cremation – The reduction of human remains to bone fragments by intense heat.
General Agency (GA) Revenues – Commissions paid to the General Agency (GA) for life insurance policies or annuities sold to preneed customers for the purpose of funding preneed funeral arrangements. The commission rate paid is determined based on the product type sold, the length of payment terms, and the age of the insured/annuitant. The commission rate is applied to the face amount of the policy purchased to determine the commission amount payable to the GA. GA revenues are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed.
Interment – The burial or final placement of human remains in the ground.
Lawn Crypt – An underground outer burial receptacle constructed of concrete and reinforced steel, which is usually pre-installed in predetermined designated areas.
Marker – A method of identifying the occupant of a particular grave or crypt. Permanent grave markers are usually made of bronze or stone.
Maturity – At the time of death. This is the point at which preneed contracts are converted to atneed contracts.
Mausoleum – An above ground structure that is designed to house one to several hundred caskets and cremation urns.
Perpetual Care or Endowment Care Fund – A trust fund used for the maintenance and upkeep of burial spaces within a cemetery.
Preneed – Funeral and cemetery arrangements made prior to the time of death.
Preneed Backlog – Future revenues from unfulfilled preneed funeral and cemetery contractual arrangements.
Production – Sales of preneed and/or atneed contracts.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
		note 2		note 2
Revenues	$431,345	$431,842	$873,143	$879,284
Costs and expenses	(348,208)	(358,798)	(702,399)	(708,440)

Gross profit	83,137	73,044	170,744	170,844

General and administrative expenses	(20,922)	(22,485)	(42,929)	(42,192)
Gains (losses) on dispositions and impairment charges, net	(2,881)	4,528	(7,391)	(1,213)

Operating income	59,334	55,087	120,424	127,439

Interest expense	(26,609)	(26,224)	(53,337)	(51,229)
Loss on early extinguishment of debt	—	(13,051)	—	(14,258)
Interest income	6,782	3,894	12,763	7,950
Other income (expense), net	1,632	571	4,046	(637)

	(18,195)	(34,810)	(36,528)	(58,174)

Income from continuing operations before income taxes and cumulative effect of accounting change	41,139	20,277	83,896	69,265
Provision for income taxes	(15,506)	(9,553)	(31,282)	(27,073)

Income from continuing operations before cumulative effect of accounting change	25,633	10,724	52,614	42,192
(Loss) income from discontinued operations (net of income tax benefit (provision) of $115, $(826), $150, and $(1,981), respectively)	(183)	3,113	(238)	4,288
Cumulative effect of accounting change (net of income tax benefit of $117,428)	—	—	—	(187,538)

Net income (loss)	$25,450	$13,837	$52,376	$(141,058)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$.09	$.04	$.18	$.14
Income from discontinued operations, net of tax	—	.01	—	.01
Cumulative effect of accounting change, net of tax	—	—	—	(.61)

Net income (loss)	$.09	$.05	$.18	$(.46)

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$.09	$.04	$.18	$.14
Income from discontinued operations, net of tax	—	.01	—	.01
Cumulative effect of accounting change, net of tax	—	—	—	(.60)

Net income (loss)	$.09	$.05	$.18	$(.45)

Basic weighted average number of shares	293,409	302,363	293,580	307,896

Diluted weighted average number of shares	297,501	306,404	297,784	311,986

Dividends declared per share	$.025	$.025	$.050	$.050

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
		note 2
Assets
Current assets:
Cash and cash equivalents	$529,171	$446,782
Receivables, net	62,439	97,747
Inventories	64,938	68,327
Other	30,847	37,527

Total current assets	687,395	650,383

Preneed funeral receivables and trust investments	1,227,144	1,226,192
Preneed cemetery receivables and trust investments	1,285,832	1,288,515
Cemetery property, at cost	1,365,712	1,355,654
Property and equipment, at cost, net	1,038,990	950,174
Goodwill	1,118,119	1,123,888
Deferred charges and other assets	253,727	249,581
Cemetery perpetual care trust investments	693,781	700,382

	$7,670,700	$7,544,769

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$196,977	$231,693
Current maturities of long-term debt	30,414	20,716
Income taxes	21,014	20,359

Total current liabilities	248,405	272,768

Long-term debt	1,265,263	1,186,485
Deferred preneed funeral revenues	539,178	535,384
Deferred preneed cemetery revenues	777,717	792,485
Deferred income taxes	168,925	138,677
Other liabilities	315,403	326,985
Non-controlling interest in funeral and cemetery trusts	2,055,566	2,015,811
Non-controlling interest in cemetery perpetual care trusts	691,385	694,619

Commitments and contingencies (note 10)

Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 292,411,418 and 294,808,872, issued and outstanding (net of 51,956,842 and 48,962,063 treasury shares, at par)	292,411	294,809
Capital in excess of par value	2,145,516	2,182,745
Unearned compensation	—	(3,593)
Accumulated deficit	(910,529)	(962,905)
Accumulated other comprehensive income	81,460	70,499

Total stockholders’ equity	1,608,858	1,581,555

	$7,670,700	$7,544,769

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended June 30,
	2006	2005
		(Restated)
		note 2
Cash flows from operating activities:
Net income (loss)	$52,376	$(141,058)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of tax	238	(4,288)
Loss on early extinguishment of debt	—	14,258
Premiums paid on early extinguishment of debt	—	(12,186)
Cumulative effect of accounting change, net of tax	—	187,538
Depreciation and amortization	45,670	36,525
Provision for doubtful accounts	4,718	4,494
Provision for deferred income taxes	25,063	25,573
Losses on dispositions and impairment charges, net	7,391	1,213
Share-based compensation	3,856	996
Loan cost amortization	5,070	5,052
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	17,976	11,135
(Increase) decrease in other assets	(3,639)	27,956
Decrease in payables and other liabilities	(39,139)	(12,091)
Net effect of preneed funeral production and maturities	4,421	(3,054)
Net effect of cemetery production and deliveries	27,866	45,967
Other	(264)	4,086

Net cash provided by operating activities from continuing operations	151,603	192,116
Net cash used in operating activities from discontinued operations	—	(1,688)

Net cash provided by operating activities	151,603	190,428
Cash flows from investing activities:
Capital expenditures	(40,547)	(43,752)
Proceeds from divestitures, net of cash retained and sales of property and equipment	26,955	56,060
Proceeds from equity investments	—	32,070
Indemnity payments related to the sale of former funeral operations in France	(412)	(1,602)
Acquisitions, net of cash acquired	(14,677)	—
Net withdrawals (deposits) of restricted funds and other	11,025	(9,026)

Net cash (used in) provided by investing activities from continuing operations	(17,656)	33,750
Net cash provided by (used in) investing activities from discontinued operations	10,958	(155)

Net cash (used in) provided by investing activities	(6,698)	33,595
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	291,472
Payments of debt	(13,713)	(2,988)
Principal payments on capital leases	(10,701)	(156)
Early extinguishment of debt	—	(286,215)
Proceeds from exercise of stock options	2,402	4,556
Purchase of Company common stock	(27,870)	(189,809)
Payments of dividends	(14,719)	(7,729)
Purchase of subsidiary stock	—	(844)

Net cash used in financing activities	(64,601)	(191,713)
Effect of foreign currency	2,085	(140)

Net increase in cash and cash equivalents	82,389	32,170
Cash and cash equivalents at beginning of period	446,782	287,785

Cash and cash equivalents at end of period	$529,171	$319,955

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	Shares	stock	value	par value	Compensation	deficit	income
Balance at December 31, 2005 (Restated – note 2)	294,809	$343,771	$(48,962)	$2,182,745	$(3,593)	$(962,905)	$70,499
Net income						52,376
Dividends declared on common stock ($.05 per share)				(14,741)
Total other comprehensive income							10,961
Employee share based compensation earned				3,856
Reclassification of unearned compensation for restricted stock				(3,593)	3,593
Stock option exercises and other	666	597	69	2,055
Restricted stock awards, net of forfeitures	356		356	(356)
Purchase of Company stock	(3,420)		(3,420)	(24,450)

Balance at June 30, 2006	292,411	$344,368	$(51,957)	$2,145,516	$—	$(910,529)	$81,460

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
     Funeral service locations provide all professional services relating to atneed funerals, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral related merchandise (including caskets, burial vaults, cremation receptacles, flowers, and other ancillary products and services) is sold at funeral service locations. Certain funeral service locations contain crematoria. The Company also sells preneed funeral services whereby a customer contractually agrees to the terms of a funeral to be performed in the future. The Company’s cemeteries provide cemetery property interment rights (including mausoleum spaces, lots, and lawn crypts) and sell cemetery related merchandise (including stone and bronze memorials, markers, and cremation memorialization products) and services (primarily merchandise installations and burial openings and closings). Cemetery items are sold on an atneed or preneed basis. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization.
2. Restatement of Financial Statements
The Company has restated herein its previously issued condensed consolidated statement of operations for the three and six months ended June 30, 2005, its condensed consolidated statement of cash flows for the six months ended June 30, 2005, and its condensed consolidated balance sheet as of December 31, 2005. This restatement corrects errors related to 1) the miscalculation of the Company’s actuarially determined pension benefit obligation, 2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases, but should have been accounted for as capital leases, and 3) other out-of-period adjustments previously identified by the Company but deemed to be not material either individually or in the aggregate. All applicable amounts related to this restatement have been reflected in the Company’s condensed consolidated financial statements and disclosed in the notes to the condensed consolidated financial statements in this Form 10-Q.
Pension Benefit Obligation
As previously disclosed in the Company’s 2004 Form 10-K, effective January 1, 2004, the Company adopted a new accounting policy related to the accounting for actuarial gains and losses in its pension plan. Under the new accounting policy, the Company began to recognize such actuarial gains and losses in its consolidated statement of operations as they occurred. Previously, the Company amortized the difference between actual and expected investment returns and other actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). As a result of this accounting change, the Company initially recognized an after tax charge in its 2004 financial statements, representing the cumulative effect of this accounting change, of $33,599 ($54,873 before tax). This amount represented the accumulated unrecognized net losses related to the pension plan assets and liabilities as of January 1, 2004.
     During the second quarter of 2006, the Company discovered that its actuarially determined pension benefit obligation (PBO) had been incorrectly calculated for the years ended December 31, 2005, 2004, 2003, and 2002 as the impact of pending lump sum cash settlements in the PBO calculation at the end of each respective year had been inadvertently omitted. The net aggregate pre-tax impact of this error over the four-year period ended December 31, 2005 was $4,233. Had this PBO calculation been correct at the time the Company adopted its new accounting policy effective January 1, 2004, the Company would have recognized an additional cumulative effect of accounting change of $4,961 ($3,037 after tax) in its December 31, 2004 consolidated statement of operations, as the vast majority of the impact of previously unrecognized pending lump sum settlements for 2002 and 2003 would have been recognized in connection with the accounting policy change.
     In addition, the Company also identified an actuarial calculation error that resulted in an understatement of pension expense of $1,940 in the fourth quarter of 2005.
Lease Accounting
As previously disclosed in the Company’s first quarter 2006 Form 10-Q, the Company determined, in the first quarter of 2006, that certain of its leases related to funeral home properties that were previously accounted for as operating leases should have been accounted for as capital leases. The aggregate pre-tax adjustment to the Company’s previously issued consolidated financial statements is $2,677, of which $657 relates to the three-year period ended December 31, 2005. The remaining $2,020 relates to periods prior to January 1, 2003.
Other Out-of-Period Adjustments
The Company has also included other adjustments that were previously identified but deemed to be not material either individually or in the aggregate and therefore corrected in a subsequent period. Such adjustments impacted the timing of expense items, including income tax expenses previously recognized in the first quarter of 2006. The cumulative amount of such out-of-period adjustments was a net aggregate decrease to pre-tax income of $1,079 and an additional $496 of income tax expense for the year ended December 31, 2005.
Materiality Assessment
The Company evaluated the materiality of these adjustments to its previously issued interim and annual financial statements including its interim financial statements as of and for the three months ended March 31, 2006. The Company determined that the impact of these errors was not material to its previously issued consolidated financial statements; however, the Company has determined that the cumulative correction of the errors in the second quarter of 2006 would have been material to the current period. Therefore, in accordance with paragraph 29 of Accounting Principles Board Opinion No. 28 and the SEC’s Staff Accounting Bulletin (SAB) Topic 5-F, the Company will restate its previously issued financial statements to reflect the corrections of the errors in each of the periods affected. As a result, the Company has restated its consolidated statements of operations for the three and six months ended June 30, 2005, its consolidated statement of cash flows for the six months ended June 2005, and its consolidated balance sheet at December 31, 2005. The effect of the adjustments to the Company’s consolidated statement of operations for the three and six months ended June 30, 2005 is as follows:

	For the three months ended		For the six months ended
	June 30, 2005		June 30, 2005
	As		As
	previously	As	previously	As
	reported	restated	reported	restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$431,710	$431,842	$879,152	$879,284
Costs and expenses	(359,367)	(358,798)	(709,582)	(708,440)
Gross profits	72,343	73,044	169,570	170,844
Operating income	54,377	55,087	126,147	127,439
Interest expense	(25,875)	(26,224)	(50,531)	(51,229)
Income from continuing operations before income taxes and cumulative effects of accounting changes	19,916	20,277	68,671	69,265
Provision for income taxes	(9,324)	(9,553)	(26,662)	(27,073)
Income from continuing operations before cumulative effects of accounting changes	10,592	10,724	42,009	42,192
Net income (loss)	$13,705	$13,837	$(141,241)	$(141,058)
Earnings per share:
Basic	$.05	$.05	$(.46)	$(.46)
Diluted	$.04	$.05	$(.45)	$(.45)

The effect of the above restatement on the Company’s previously reported condensed consolidated balance sheet as of December 31, 2005 is as follows:

	December 31, 2005
	As previously	As
	reported	restated
Selected condensed consolidated balance sheet data:
Property and equipment, at cost, net	$942,229	$950,174
Deferred charges and other assets	249,449	249,581
Total assets	7,536,692	7,544,769
Accounts payable and accrued liabilities	231,129	231,693
Current maturities of long-term debt	20,468	20,716
Long-term debt	1,175,463	1,186,485
Deferred income taxes	141,676	138,677
Other liabilities	320,812	326,985
Stockholders’ equity	1,588,486	1,581,555
Total liabilities and stockholders’ equity	$7,536,692	$7,544,769
The effect of the above restatement on the Company’s previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2005 is as follows:

	Six months ended
	June 30, 2005
	As previously	As
	reported	restated
Net cash provided by operating activities	190,331	190,428
Net cash used in financing activities	(191,616)	(191,713)
The Company has also reflected the effects of this restatement in notes five, six, seven, eight, nine and eleven to these condensed consolidated financial statements.
3. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 include the accounts of SCI and all majority-owned subsidiaries. These statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts, and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s annual report on Form 10-K, as amended for the year ended December 31, 2005, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
     The Company has reclassified certain prior period amounts to conform to the current period financial presentation with no effect on previously reported results of operations, financial condition, or net cash flows.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in the Company’s Form 10-K, as amended that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. As a result, actual results could differ from these estimates.
4. Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty of income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take. It presumes the taxing authorities’ full knowledge of the position, including all relevant facts. The provisions of FIN 48 are effective beginning January 1, 2007 for SCI, with any potential cumulative effect of change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
5. Share-Based Compensation and Stockholders’ Equity
(All shares reported in whole numbers)
Share-Based Payment
In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company adopted SFAS 123R on January 1, 2006 and utilizes the modified-prospective transition method.
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
Stock Benefit Plans
     The Company maintains benefit plans whereby shares of its common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key employees. The Company’s Amended 1996 Incentive Plan reserves 24,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other stock based awards to officers and key employees of the Company. The Company’s 1996 Non-qualified Incentive Plan reserves 8,700,000 shares of common stock for outstanding and future awards of nonqualified stock options to employees who are not officers of the Company.
     The benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted only once each year, or upon hire, as approved by the appropriate committee of the Board of Directors. The options are granted with an exercise price equal to the market price of the Company’s common stock on the date the grant is approved by the appropriate committee of the Board of Directors. The options are generally exercisable at a rate of 33-1/3% each year unless alternative vesting methods are approved by the appropriate committee of the Board of Directors. Restricted stock awards generally vest at a rate of 33-1/3% each year. The Company issues new shares for option exercises and treasury shares for restricted stock awards. At June 30, 2006 and December 31, 2005, 2,948,106 and 4,856,459 shares, respectively, were reserved for future option and restricted stock grants under these stock benefit plans.
     Options of 1,868,163 and 1,959,283, respectively, were outstanding with alternative vesting methods at June 30, 2006 and December 31, 2005. These shares were fully vested prior to the implementation of FAS 123R and, as such, compensation expense for these options is not included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2006.
     The Company utilizes the Black-Scholes option valuation model for estimating the fair value of its stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock price. The decrease in expected volatility from the periods ended June 30, 2005 to the periods ended June 30, 2006 is primarily the result of a lower implied volatility. The dividend yield and the expected holding period are both based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option, in effect at the time of grant. The fair values of the Company’s stock options are calculated using the following weighted average assumptions based on the methods described above for the six months ended June 30, 2006 and 2005 (no options were granted during the three months ended June 30, 2006 and 2005):

	Six months ended
	June 30,
Assumptions	2006	2005
Dividend yield	1.3%	1.5%
Expected volatility	37.9%	43.3%
Risk-free interest rate	4.5%	3.7%
Expected holding period	5.6 years	5.5 years
     As a result of the adoption of SFAS 123R, Income from continuing operations before income taxes was reduced by $1,028, Income from continuing operations and Net income were both reduced by $669, and basic and diluted earnings per share were both reduced by less than $.01 for the three months ended June 30, 2006. For the six months ended June 30, 2006, Income from continuing operations before income taxes was reduced by $2,461, Income from continuing operations and Net income were both reduced by $1,600, and basic and diluted earnings per share were both reduced by $.01.
     Results for the three and six months ended June 30, 2005 have not been further restated to reflect the impact of compensation expense for the Company’s stock option plans. If, prior to January 1, 2006, the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at the grant dates, Net loss and Loss per share would have changed for the three and six months ended June 30, 2005 by the following pro forma amounts:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(Restated)	(Restated)
	note 2	note 2
Net income (loss), as reported	$13,837	$(141,058)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	(392)	(783)

Pro forma net income (loss)	$13,445	$(141,841)

Basic income (loss) per share:
Net income (loss), as reported	$.05	$(.46)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	—	—

Pro forma basic loss per share	$.05	$(.46)

Diluted income (loss) per share:
Net income (loss), as reported	$.05	$(.45)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	—	—

Pro forma diluted income (loss) per share	$.05	$(.45)

     The tax benefit associated with this additional compensation expense would have been $210 and $421 for the three and six months ended June 30, 2005.
     Prior to the implementation of SFAS 123R, the Company amortized stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, the Company recognizes costs on new option grants to such retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. If the Company had historically computed stock-based compensation cost for these employees under this accelerated method, $624 or less than $.01 per diluted share of after-tax compensation cost would have been accelerated and cumulatively included in the pro forma expense above through June 30, 2005.
     The following table shows a summary of information with respect to stock option and restricted share compensation for the 2006 periods and restricted share compensation for the 2005 periods, which are included in the Company’s condensed consolidated statement of operations for those respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total pretax share-based compensation expense included in net income (loss)	$1,711	$549	$3,856	$996
Income tax benefit related to share-based compensation included in net income (loss)	$710	$192	$1,488	$348
Stock Options
The following table sets forth stock option activity for the six months ended June 30, 2006:
(Shares reported in whole numbers)

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2005	24,250,429	$9.21
Granted	1,602,800	8.24
Exercised	(607,830)	4.10
Forfeited	(22,300)	6.88
Expired	(686,154)	18.42

Outstanding at June 30, 2006	24,536,945	$9.02

Exercisable at June 30, 2006	22,002,410	$9.16

     As of June 30, 2006, the aggregate intrinsic value for stock options outstanding and exercisable was $55,140 and $53,968, respectively. Set forth below is certain information related to stock options outstanding and exercisable at June 30, 2006:
(Shares reported in whole numbers)

	Options outstanding			Options exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Price	June 30, 2006	Contractual Life	Exercise Price	June 30, 2006	Exercise Price
$0.00 — 3.00	1,987,110	2.1	$2.60	1,987,110	$2.60
3.01 — 4.00	5,520,734	2.6	3.74	5,520,734	3.74
4.01 — 6.00	4,160,000	3.5	4.99	4,160,000	4.99
6.01 — 9.00	6,383,667	4.3	7.11	3,849,132	6.70
9.01 — 15.00	2,898,003	1.1	13.73	2,898,003	13.73
15.01 — 21.00	2,285,160	1.1	19.18	2,285,160	19.18
21.01 — 38.00	1,302,271	0.2	35.06	1,302,271	35.06

$0.00 — 38.00	24,536,945	2.7	$9.02	22,002,410	$9.16

     Other information pertaining to option activity during the three and six months ended June 30 was as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006	2005
Weighted average grant-date fair value of stock options granted	$	n/a	$	n/a	$3.11	$2.71
Total fair value of stock options vested	$	n/a	$	n/a	$1,987	$6,003
Total intrinsic value of stock options exercised		$1,344		$630	$2,456	$3,728

     The Company calculated its historical pool of windfall tax benefits by comparing the book expense for individual stock grants and the related tax deduction for options granted after January 1, 1995. Adjustments were made to exclude windfall tax benefits that were not realized due to the Company’s net operating loss position. Upon completion of this calculation, the Company determined an additional paid in capital pool of $2,140.
     For the three and six months ended June 30, 2006, cash received from the exercise of stock options was $1,183 and $2,402, respectively. As of June 30, 2006, the unrecognized compensation expense related to stock options of $5,481 is expected to be recognized over a weighted average period of 1.9 years.
Restricted Shares
     Restricted shares awarded under the Amended 1996 Incentive Plan were 355,500 in the first six months of 2006 and 498,800 in the first six months of 2005. The weighted average fair market value per share at the date of grant for shares granted during the first six months of 2006 and 2005 was $8.24 and $6.90, respectively. The fair market value of the stock, as determined on the grant date, is being amortized and charged to income (with similar credits to capital in excess of par value) generally over the average period during which the restrictions lapse. At June 30, 2006, unrecognized compensation expense related to restricted shares totaling $4,985, which is recorded in Capital in excess of par value on the balance sheet, is expected to be recognized over a weighted average period of 1.6 years. Prior to the implementation of SFAS 123R, the Company recorded this compensation as Unrecognized compensation on the balance sheet. The Company recognized compensation cost of $683 and $1,395 in the three and six months ended June 30, 2006 related to the restricted shares of this Plan. During the three and six months ended June 30, 2005, the Company recognized compensation cost of $549 and $996 related to the restricted shares of this Plan.
     Restricted share activity for the six months ended June 30, 2006 was as follows:
(Shares reported in whole numbers)

		Weighted Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested restricted shares at December 31, 2005	779,850	$6.87
Granted	355,500	8.24
Vested	(308,867)	6.86

Nonvested restricted shares at June 30, 2006	826,483	$7.46

Share Authorization
     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of June 30, 2006. At June 30, 2006 and December 31, 2005, 500,000,000 common shares of $1 par value were authorized. The Company had 292,411,418 and 294,808,872 common shares issued and outstanding, net of 51,956,842 and 48,962,063 common shares held in treasury at par at June 30, 2006 and December 31, 2005, respectively.
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

Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	currency	Unrealized	other
	translation	gains and	comprehensive
	adjustment	losses	income
Balance at December 31, 2005	$70,499	$—	$70,499
Activity in 2006	10,961	—	10,961
Increase in net unrealized gains associated with available-for-sale securities of the trusts	—	27,551	27,551
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	(27,551)	(27,551)

Balance at June 30, 2006	$81,460	$—	$81,460

     The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income. Income taxes are generally not provided for foreign currency translation. The activity in 2006 primarily reflects fluctuations in the exchange rate of the Canadian and US dollars.
     The components of Comprehensive income (loss) are as follows for the three and six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
		note 2		note 2
Comprehensive income (loss):
Net income (loss)	$25,450	$13,837	$52,376	$(141,058)
Total other comprehensive income (loss)	11,291	(1,428)	10,961	63,873

Comprehensive income (loss)	$36,741	$12,409	$63,337	$(77,185)

     Total other comprehensive income for the six months ended June 30, 2005 includes $71,770 related to the sale of the Company’s operations in Argentina and Uruguay.
Share Repurchase Program
The Company, subject to market conditions and normal trading restrictions, makes purchases in the open market or through privately negotiated transactions under its stock repurchase program. During the six months ended June 30, 2006, the Company repurchased 3.4 million shares of common stock at an aggregate cost of $27,870. During the same period in 2005, the Company repurchased 26.7 million shares of common stock at an aggregate cost of $189,809. As of June 30, 2006, the remaining dollar value of shares authorized to be purchased under the share repurchase program was approximately $36,720.
Cash Dividends
During the six months ended June 30, 2006, the Company paid a cash dividend of $7,371 and $7,348 to shareholders of record at the close of business on January 16, 2006 and April 15, 2006, respectively. Also in the second quarter of 2006, the Company’s Board of Directors approved a cash dividend of $.025 per common share based on the Company’s first quarter 2006 financial results. At June 30, 2006, this dividend totaling $7,393 was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in the condensed consolidated balance sheet. Subsequent to June 30, 2006, this dividend was paid and the Company’s Board of Directors approved another cash dividend of $.025 per common share in August 2006 based on the Company’s second quarter 2006 financial results. This dividend will be paid on October 31, 2006 to shareholders of record at October 16, 2006.
6. Debt
Debt as of June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
		(Restated)
		note 2
7.2% notes due June 2006	$—	$10,698
6.875% notes due October 2007	13,497	13,497
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	341,635
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	21,213	22,213
Obligations under capital leases	109,427	11,425
Mortgage notes and other debt, maturities through 2050	27,510	29,588
Unamortized pricing discounts and other	(18,232)	(22,482)

Total debt	1,295,677	1,207,201
Less current maturities	(30,414)	(20,716)

Total long-term debt	$1,265,263	$1,186,485

     Current maturities of debt at June 30, 2006 were comprised primarily of convertible debentures and capital leases. The Company’s consolidated debt had a weighted average interest rate of 7.23% at June 30, 2006 and 7.11% at December 31, 2005. Approximately 95% and 99% of the total debt had a fixed interest rate at June 30, 2006 and December 31, 2005, respectively.
Capital Leases
In the first half of 2006, the Company acquired $108,703 of transportation equipment utilizing capital leases, of which $102,322 were classified as operating leases in prior periods. See additional information regarding these leases in note ten to these condensed consolidated financial statements.
Bank Credit Agreements
The Company’s bank credit facility matures in August of 2007 and provides a total lending commitment of $200,000, including a sublimit of $175,000 for letters of credit. The Company recently commenced negotiations on a new credit facility. As of June 30, 2006, the Company has no cash borrowings under the current credit facility, but has used it to support $51,193 of letters of credit. The credit facility provides the Company with flexibility for acquisitions, dividends, and share repurchases. It is secured by the stock of the Company’s domestic subsidiaries and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this credit facility. The subsidiary guarantee is a guarantee of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions of our letters of credit, and totaled a maximum potential amount of $51,193 and $54,727 at June 30, 2006 and December 31, 2005, respectively. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements, and certain cash distribution restrictions. As of June 30, 2006, the Company was in compliance with all of its debt covenants. Interest rates for the outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment that ranges from 0.25% to 0.50%.
Debt Retirement
During the second quarter of 2006, the Company’s 7.2% notes matured, and the Company made a payment consisting of $10,698 in principal and $385 in interest to the debtholders.
     In the first quarter of 2005, the Company purchased $7,131 aggregate principal amount of its 7.70% notes due in the open market. As a result of this transaction, the Company recognized a loss of $1,207 recorded in Loss on early extinguishment of debt in its condensed consolidated statement of operations. In the second quarter of 2005, the Company purchased an additional $9,500 aggregate principal amount of its 7.70% notes due 2009, and $304 aggregate principal amount of its 6.00% notes due 2005 in the open market. As a result of these transactions, the Company recognized a loss of $1,252 recorded in Loss on early extinguishment of debt in its consolidated statement of operations. Also in the second quarter of 2005, the Company redeemed $129,978 aggregate principal amount of its 6.875% notes due 2007 and $139,302 aggregate principal amount of its 7.20% notes due 2006 pursuant to a tender offer for such notes. These transactions resulted in a loss of $11,799 recorded in Loss on early extinguishment of debt in the Company’s consolidated statement of operations.
Debt Additions
On June 15, 2005, the Company issued $300,000 of senior unsecured 7.00% notes due June 15, 2017, which pay interest semi-annually beginning December 15, 2005. The Company used the net proceeds, together with available cash, to purchase existing indebtedness pursuant to the tender offer described in the previous paragraph. The Company is entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. Under the terms of the issuance of the unregistered notes, the Company has an obligation to register the notes with the Securities and Exchange Commission (SEC). As these terms have not been met in a timely manner, the Company incurred an aggregate incremental interest expense of $735 and $1,435 during the three and six months ended June 30, 2006, respectively.
7. Retirement Plans
The components of net periodic pension plan benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
		note 2		note 2
Interest cost on projected benefit obligation	$1,973	$2,028	$3,946	$4,055
Actual return on plan assets	(1,589)	(1,807)	(2,627)	(3,613)
Actuarial loss	—	2,210	—	2,515
Amortization of prior service cost	46	46	92	92

	$430	$2,477	$1,411	$3,049

8. Segment Reporting
The Company’s operations are both product based and geographically based. The Company’s reportable segments include its funeral operations and its cemetery operations and collectively represent 100% of the Company’s revenues.
     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended June 30,
2006	$279,634	$151,711	$431,345
2005 (Restated – note 2)	$284,589	$147,253	$431,842
Six months ended June 30,
2006	$582,618	$290,525	$873,143
2005 (Restated – note 2)	$604,040	$275,244	$879,284

Gross profit:
Three months ended June 30,
2006	$52,430	$30,707	$83,137
2005 (Restated – note 2)	$50,709	$22,335	$73,044
Six months ended June 30,
2006	$117,826	$52,918	$170,744
2005 (Restated – note 2)	$130,835	$40,009	$170,844
     The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of accounting change:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
		note 2		note 2
Gross profit from reportable segments	$83,137	$73,044	$170,744	$170,844
General and administrative expenses	(20,922)	(22,485)	(42,929)	(42,192)
Gains (losses) on dispositions and impairment charges, net	(2,881)	4,528	(7,391)	(1,213)

Operating income	59,334	55,087	120,424	127,439
Interest expense	(26,609)	(26,224)	(53,337)	(51,229)
Loss on early extinguishment of debt, net	—	(13,051)	—	(14,258)
Interest income	6,782	3,894	12,763	7,950
Other (expense) income, net	1,632	571	4,046	(637)

Income from continuing operations before income taxes and cumulative effect of accounting change	$41,139	$20,277	$83,896	$69,265

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
     The Company’s geographic area information is as follows:

	North
	America	Other Foreign	Total
Revenues from external customers:
Three months ended June 30,
2006	$428,291	$3,054	$431,345
2005 (Restated – note 2)	$429,076	$2,766	$431,842
Six months ended June 30,
2006	$867,181	$5,962	$873,143
2005 (Restated – note 2)	$873,253	$6,031	$879,284

Gains (losses) on dispositions and impairment charges, net:
Three months ended June 30,
2006	$(2,881)	$—	$(2,881)
2005	$4,528	$—	$4,528
Six months ended June 30,
2006	$(7,391)	$—	$(7,391)
2005	$(1,213)	$—	$(1,213)

Operating income:
Three months ended June 30,
2006	$58,662	$672	$59,334
2005 (Restated – note 2)	$54,880	$207	$55,087
Six months ended June 30,
2006	$119,147	$1,277	$120,424
2005 (Restated – note 2)	$126,715	$724	$127,439

Depreciation and amortization:
Three months ended June 30,
2006	$20,552	$25	$20,577
2005 (Restated – note 2)	$15,761	$118	$15,879
Six months ended June 30,
2006	$45,631	$39	$45,670
2005 (Restated – note 2)	$36,339	$186	$36,525
     Depreciation expense related to property, plant, and equipment totaled $19,415 and $39,431 for the three and six months ended June 30, 2006, respectively, and $14,780 and $29,931 for the three and six months ended June 30, 2005, respectively.
     Included in the North America figures above are the following United States amounts:

	Three months ended		Six months ended
	June 30,		June 30
	2006	2005	2006	2005
		(Restated)		(Restated)
		note 2		note 2
Revenues from external customers	$399,996	$403,145	$810,478	$819,844
Operating income	$53,474	$48,551	$109,469	$113,727
Depreciation and amortization	$18,907	$14,594	$42,381	$33,985

9. Supplementary Information
Prior to the fourth quarter of 2005, certain costs, specifically salaries and facility costs, were allocated based upon each of the respective segments’ revenue components within products and services.
     Beginning in the fourth quarter of 2005, the Company refined its allocation of the costs described above to more accurately reflect the cost of products and services for its funeral and cemetery segments. Such costs are now allocated based on an hourly factor, which represents the average amount of time spent by employees when selling or providing products and services to a consumer. The Company has made appropriate disclosure reclassifications to prior periods to conform to the current period presentation and make them comparable. The disclosure reclassifications made to these prior periods to conform to the current period presentation have no effect on the Company’s condensed consolidated financial position, results of operations, or statement of cash flows.
     The detail of revenues and costs and expenses as presented in the statement of operations is as follows for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
		note 2		note 2
North America products and services revenues
Products
Funeral	$103,186	$125,851	$223,359	$266,185
Cemetery	97,324	103,397	186,776	186,165

Total products	200,510	229,248	410,135	452,350
Services
Funeral	164,631	148,271	336,551	317,469
Cemetery	46,531	34,689	87,746	70,976

Total services	211,162	182,960	424,297	388,445

North America products and services revenues	411,672	412,208	834,432	840,795

International revenues	3,054	2,766	5,962	6,031
Other revenues	16,619	16,868	32,749	32,458

Total revenues	$431,345	$431,842	$873,143	$879,284

North America products and services costs
Products
Funeral	$47,583	$48,426	$103,683	$101,928
Cemetery	41,614	44,679	78,957	79,284

Total cost of products	89,197	93,105	182,640	181,212
Services
Funeral	88,173	95,316	177,029	187,807
Cemetery	24,136	26,162	47,613	50,039

Total cost of services	112,309	121,478	224,642	237,846

North America products and services costs	201,506	214,583	407,282	419,058

International costs and expenses	2,382	2,559	4,685	5,307
Overhead and other expenses	144,320	141,656	290,432	284,075

Total costs and expenses	$348,208	$358,798	$702,399	$708,440

10. Commitments and Contingencies
Leases
The Company’s leases principally relate to funeral home facilities and transportation equipment. Rental expense for operating leases was $5,828 and $13,854 for the three months ended June 30, 2006 and 2005, respectively, and $13,203 and $27,897 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, future minimum lease payments for non-cancelable operating and capital leases exceeding one year are as follows:

	Operating	Capital
Remainder of 2006	$5,972	$14,151
2007	7,326	25,356
2008	6,867	20,926
2009	6,588	16,357
2010	5,434	38,047
2011 and thereafter	52,611	28,672

Subtotal	84,798	143,509
Less: Subleases	(1,461)	—

Total	$83,337	$143,509

Less: Interest on capital leases		(34,082)

Total principal payable on capital leases		$109,427

     To eliminate the variable interest rate risk in the Company’s operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements in the first quarter of 2006. Based on the amended terms, these leases have been classified as capital leases as of March 31, 2006 and are presented as such in the table above. For additional information, see note six to these condensed consolidated financial statements.
Representations and Warranties
As of June 30, 2006, the Company has contingent obligations of $32,812 resulting from the Company’s international asset sales and joint venture transactions. In some cases, the Company has guaranteed certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. The Company has a $26,338 liability included in Other long-term liabilities related to these guarantees and interest-bearing cash investments of $6,474 included in Deferred charges and other assets collateralizing certain of these contingent obligations as of June 30, 2006. The Company believes it is remote that it will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.
     In 2004, the Company disposed of its funeral operations in France to a newly formed, third party company. As a result of this sale, the Company recognized $35,768 of contractual obligations related to representations, warranties, and other indemnifications in accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” During the first six months of 2006, the Company paid $412 to settle certain tax and litigation matters. The remaining obligation of $23,725 at June 30, 2006 represents the following:

			Maximum
	Original		potential amount	Carrying
	contractual obligation	Time limit	of future payments	value as of June 30, 2006
Tax reserve liability	$18,610	December 31, 2007	2006 €30 million	$10,000

Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	4,332

Employee litigation provision	6,512	December 31, 2006 (for all claims other than those relating to tax and social security matters) one month after expiration of the statutory period of limitations for tax and social security matters.	(2)	6,512

VAT taxes	3,882	One month after the expiration of statutory period of limitations	(1)	3,882

Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	3,381

Total	$40,150			$28,107

Less: Deductible of majority equity owner	(4,382)			(4,382)

	$35,768			$23,725

(1)	The potential maximum exposure for these two items combined is €20 million or $25,102 at June 30, 2006.

(2)	The potential maximum exposure for these two items combined is €40 million or $50,204 at June 30, 2006.
Litigation
The Company is a party to various litigation matters, investigations, and proceedings. For each of its outstanding legal matters, the Company evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. The Company intends to defend itself in the lawsuits described herein, however, if the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. The Company accrues such insurance recoveries when they become probable of being paid and can be reasonably estimated.
     Conley Investment Counsel v. Service Corporation International, et. al.; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the 2003 Securities Lawsuit). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits— Edgar Neufeld v. Service Corporation International, et. al., Cause No. CV-S-03-1561-HDM-PAL, in the United States District Court for the District of Nevada’ Rujira Srisythemp v. Service Corporation International, et. al., Cause No. CV-S-03-1392-LDG-LRL, in the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et. al. Cause No. 04-CV-20114; in the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants the Company and several of the Company’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and gravesites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. Since the action is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages.
     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; in the County Court of El Paso, County, Texas, County Court at Law Number Three, Cause Number 2002-740, with an interlocutory appeal pending in the El Paso Court of Appeals, No. 08-05-00182-CV, and a mandamus proceeding, which has been denied by the El Paso Court of Appeals, No. 08-05-00335-CV but re-filed in the Texas Supreme Court, No. 06-0385 (collectively, the Hijar Lawsuit). The Hijar Lawsuit involves a state-wide class action brought on behalf of all persons, entities, and organizations who purchased funeral services from the Company or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (Rules) required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The Plaintiffs seek to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” The Company denies that the plaintiffs have standing to sue for violations of the Texas Occupations Code or the Rules; denies that plaintiffs have standing to sue for violations under the relevant regulations and statutes; denies that any breaches of contractual terms occurred; and on other grounds denies liability on all of the plaintiffs’ claims. Finally, the Company denies that the Hijar Lawsuit satisfies the requirements for class certification.
     In May 2004, the trial court heard summary judgment cross-motions filed by the Company and Plaintiff Hijar (at that time, the only plaintiff). The trial court granted Hijar’s motion for partial summary judgment and denied the Company’s motion. In its partial summary judgment order, the trial court made certain findings to govern the case, consistent with its summary judgment ruling. The Company’s request for rehearing was denied.
     During the course of the Hijar Lawsuit, the parties have disputed the proper scope and substance of discovery. Following briefing by both parties and evidentiary hearings, the trial court entered three orders against the Company that are the subject of appellate review: (a) a January 2005 discovery sanctions order; (b) an April 2005 discovery sanctions order; and (c) an April 2005 certification order, certifying a class and two subclasses. On April 29, 2005, the Company filed an appeal regarding the certification order and, concurrently with its initial brief in that appeal, filed a separate mandamus proceeding regarding the sanctions orders. In the certification appeal the court of appeals heard oral arguments on April 4, 2006. On July 27, 2006, the court of appeals issued an opinion holding that the plaintiffs do not have a private right of action for monetary damages under the relevant regulations and statutes. The opinion concludes that the plaintiffs do not have standing to assert their claims for monetary damages on behalf of themselves or the class. The court of appeals therefore reversed the trial court’s order certifying a class and remanded the matter back to the trial court for further handling consistent with the court’s opinion. In the mandamus proceeding, the court of appeals denied the mandamus petition in January 2006, and denied rehearing on March 15, 2006. The Company filed a petition for writ of mandamus in the Supreme Court of Texas, which requested a response. Plaintiffs filed their response on June 29, 2006. The Company intends to file a reply in the third quarter of 2006.
     Mary Louise Baudino, et. al. v. Service Corporation International, et. al.; The plaintiffs’ counsel in the Hijar Lawsuit initiated an arbitration claim raising similar issues in California and filed in November 2004 a case styled Mary Louise Baudino, et. al. v. Service Corporation International, et. al.; in Los Angeles County Superior Court; Case No. BC324007 (Baudino Lawsuit). The Baudino Lawsuit makes claims similar to those made in the Hijar lawsuit. However, the Baudino Lawsuit seeks a nation-wide class of plaintiffs. The Baudino Lawsuit is in its early stages and discovery is in its infancy.
     The Company is a defendant in two related class action antitrust cases filed in 2005. The first case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et. al. ; In the United States District Court for the Southern District of Texas — Houston (Funeral Consumers Case). This is a purported class action on behalf of casket consumers throughout the United States alleging that the Company and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.

     The Company is also a defendant in Cause No. 4:05-CV-03399; Pioneer Valley Casket, et. al. v. Service Corporation International , et. al.; In the United States District Court for the Southern District of Texas — Houston Division (Pioneer Valley Case). This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, the Pioneer Valley Case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 to the present.
     The Company was formerly a defendant in a related class action lawsuit styled Ralph Lee Fancher v. Service Corporation International, et. al.; In the United States District Court for the Southern District of Texas-Houston Division, and Cause No. 4:05-CV-00246. That lawsuit was dismissed in May 2006 upon request by the plaintiffs.
     The Funeral Consumers Case and the Pioneer Valley Case seek injunctions, unspecified amounts of monetary damages, and treble damages. In the Funeral Consumers Case, plaintiffs were seeking the court’s permission to add a claim to enjoin the Company and the Alderwoods Group, Inc. from closing the proposed merger discussed in note fourteen. On July 31, 2006 the trial court issued an order denying plaintiff’s request to add a claim to enjoin such proposed merger. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages.
     In addition to the Funeral Consumers Case and the Pioneer Valley Case, the Company has received Civil Investigative Demands, dated in August 2005 and February 2006, from the Attorney General of Maryland on behalf of itself and other state attorneys general, who have commenced an investigation of alleged anti-competitive practices in the funeral industry. The Company has also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.
     The ultimate outcome of the matters described above under the caption Litigation cannot be determined at this time. The Company intends to aggressively defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on the Company, its financial condition, results of operation, and cash flows.
11. Earnings Per Share
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

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
		note 2		note 2
Numerator:
Income from continuing operations before cumulative effect of accounting change – basic and diluted	$25,633	$10,724	$52,614	$42,192
Net income (loss) – basic and diluted	$25,450	$13,837	$52,376	$(141,058)

Denominator:
Weighted average shares – basic	293,409	302,363	293,580	307,896
Stock options	3,981	3,970	4,063	4,028
Restricted stock	111	71	141	62

Weighted average shares – diluted	297,501	306,404	297,784	311,986

Income from continuing operations before cumulative effect of accounting change per share:
Basic	$.09	$.04	$.18	$.14
Diluted	$.09	$.04	$.18	$.14

Income from discontinued operations per share, net of tax:
Basic	$—	$.01	$—	$.01
Diluted	$—	$.01	$—	$.01

Cumulative effect of accounting change per share, net of tax:
Basic	$—	$—	$—	$(.61)
Diluted	$—	$—	$—	$(.60)

Net income (loss) per share:
Basic	$.09	$.05	$.18	$(.46)
Diluted	$.09	$.05	$.18	$(.45)

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Antidilutive options	8,237	8,909	7,911	8,909
Antidilutive convertible debentures	633	979	646	979

Total common stock equivalents excluded from Computation	8,870	9,888	8,557	9,888

12. Gains (Losses) on Dispositions and Impairment Charges, Net
As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains (losses) on dispositions and impairment charges, net. Additionally, as dispositions occur pursuant to the Company’s ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original impairment estimates.

Gains (losses) on dispositions and impairment charges, net for the three and six months ended June 30, consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gains on dispositions	$1,708	$23,919	$3,140	$24,808
Impairment losses for assets held for sale	(4,589)	(21,055)	(10,531)	(28,173)
Changes to previously estimated impairment losses	—	1,664	—	2,152

	$(2,881)	$4,528	$(7,391)	$(1,213)

13. Discontinued Operations
During 2005, the Company disposed of its funeral and cemetery operations in Argentina and Uruguay and its cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.
     The results of the Company’s discontinued operations for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$—	$8,527	$—	$17,704
Costs and other expenses	(298)	(4,588)	(388)	(11,435)

(Loss) income from discontinued operations before income taxes	(298)	3,939	(388)	6,269
Benefit (provision) for income taxes	115	(826)	150	(1,981)

(Loss) income from discontinued operations	$(183)	$3,113	$(238)	$4,288

     The Company’s current year loss from discontinued operations is attributable to foreign currency adjustments related to an income tax receivable of approximately $15,859 denominated in Chilean pesos at December 31, 2005. In June 2006, the Company received a payment totaling $10,958 related to this receivable. The Company expects to receive the remainder of the receivable, which totaled approximately $4,451 at June 30, 2006, in the third quarter of 2006. Currency fluctuations associated with this receivable resulted in a loss of $298 and a loss of $388 in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2006, respectively. The receivable was fully hedged through June 30, 2006; therefore, the Company had no foreign exchange rate risk associated with it. The fair market value hedge was recorded at market value at December 31, 2005. This hedge expired June 30, 2006. Gains on the hedge totaling $365 and $456 for the three and six months ended June 30, 2006, respectively, are included in Other (expense) income in the Company’s condensed consolidated statement of operations
14. Acquisitions
In the second quarter of 2006, the Company entered into a definitive agreement to acquire all of the outstanding shares of Alderwoods Group, Inc. (Alderwoods) for $20.00 per share in cash. On May 31, 2006, Alderwoods shareholders voted to approve the acquisition. Alderwoods operated 579 funeral homes, 72 cemeteries, and 61 combination funeral home and cemetery locations in North America at June 17, 2006.
     This transaction is valued at approximately $1,220,000, which includes approximately $364,000 of Alderwoods’ debt. The Company expects to fund this transaction with at least $500,000 of cash on hand as well as through the utilization of short term or prepayable debt and long-term senior notes. The Company has also received a commitment letter from JPMorgan and other financial institutions for an $850,000 bridge facility.

     This acquisition is subject to, among other conditions, antitrust clearance and approval. As previously disclosed, the Company and Alderwoods entered into a timing agreement with the staff of the Federal Trade Commission (“FTC”) in connection with the proposed merger of Alderwoods with and into a subsidiary of SCI. Additionally, as previously disclosed, each of SCI and Alderwoods has received “second requests” from the FTC, and as a result thereof, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, during which the parties may not consummate the proposed merger, has been extended. The parties have recently responded to the FTC’s second request.
     As a result of the timing agreement, SCI and Alderwoods expect to seek to negotiate a consent decree with the FTC, in which case the proposed merger could close as early as September 30, 2006. SCI and Alderwoods have agreed that if the parties are unable to reach agreement on a consent decree with the FTC, they will not close the proposed merger before October 30, 2006. In addition, SCI and Alderwoods have agreed, under a standard provision of a recently adopted FTC protocol for administering second requests, that if the FTC challenges the proposed transaction by filing an application for preliminary injunction in federal court, SCI and Alderwoods, jointly with the FTC, will propose a scheduling order that provides for a 60-day pre-hearing discovery period.
     It is currently anticipated that the acquisition will be completed by the end of 2006; however, there can be no assurance that the acquisition will be completed by this time or at all.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Service Corporation International (SCI or the Company) is North America’s leading provider of deathcare products and services, with a network of 1,041 funeral homes and 351 cemeteries within 41 states and seven Canadian provinces at June 30, 2006. We also own a 25 percent equity interest in AKH Luxco S.C.A., more commonly referred to as Pompes Funebres Générales (PFG), France’s leading provider of funeral services. Additionally, we own Kenyon International Emergency Services (Kenyon), a wholly-owned subsidiary that specializes in providing disaster management services in mass fatality incidents. We also own a limited number of funeral homes in Germany and Singapore that we intend to exit when economic values and conditions are conducive to a sale.
Competitive Strengths
In recent years, we have improved both our operating margins and operating cash flows by introducing more efficient systems and processes, effectively streamlining our infrastructure, and strengthening our balance sheet. While continuing to pursue additional efficiencies, we are focused on improving shareholder value by (1) increasing volume and profitability in existing businesses and (2) seeking enhancement opportunities through disciplined acquisition activities and construction of new properties.
     In 2006, our acquisition strategy has focused on transactions that would most effectively enhance our position as North America’s premier funeral and cemetery services provider. Consistent with this objective to expand scale and scope, on April 3, 2006, we announced our execution of a definitive agreement to acquire all of the outstanding shares of the Alderwoods Group, Inc. (Alderwoods), the second largest operator of funeral homes and cemeteries in North America. This transaction will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies. Based upon businesses owned at the end of the second quarter of 2006, the combined companies will have an expanded geographic footprint that would include a network of 1,620 funeral homes and 423 cemeteries (of which 243 are combination funeral homes and cemeteries) in 46 states, eight Canadian provinces, and Puerto Rico. This transaction has been approved by the shareholders of Alderwoods and is expected to close by the end of 2006; however, it is subject, among other conditions, to antitrust clearance and approval.
     We believe that the success of this combination can be achieved by optimizing our competitive strengths, which will be enhanced by capitalizing on the best practices and processes of both companies. These competitive strengths include:
•	Industry leadership, which allows us to establish standardization and industry best practices;

•	A network of funeral homes and cemeteries unequalled in geographic scale and reach, which has provided efficiencies of scale and enabled us to pursue strategic affinity partnerships with national groups that can influence their members’ choice of deathcare provider;

•	A North America brand, Dignity Memorial®, that stands for integrity, respect, and service excellence wherever we do business and supports the creation of enduring family and community relationships with SCI. We are currently developing our most recent brand, Funeraria del AngelTM, that has been established to serve North America’s growing Hispanic population;

•	More comprehensive product and service offerings than traditional industry practice such as bereavement travel discounts, grief counseling for survivors and assistance with legal and other family business details, and packaged plans for funerals, cemeteries, and cremations that are designed to simplify customer decision-making;

•	A reputation of service excellence achieved through a culture of disciplined consistency across our network of businesses and a commitment to attract, develop, and retain a superior team of people;

•	A level of sustained financial strength and flexibility as we continue to pursue our Alderwoods merger that allows us to pay quarterly dividends and consider share repurchases while maintaining a prudent capital structure and allowing us to reinvest in our business; and

•	Retaining a strong preneed backlog that not only contributes to profitability and volume but increases the predictability and stability of our revenues and cash flow.
     During the first half of 2006, we completed two business acquisitions, which included five funeral homes and one cemetery. These acquisitions were selected because of their strategic fit with our initiatives to target customers who yield improved returns and to combine existing stand-alone funeral homes with cemeteries.
Opportunity for Growth
Over the long-term, we believe that our industry leadership, along with superior brand, reputation, financial strength, and geographic reach, will result in expanded growth opportunities to serve the aging Baby Boom generation. During the short-term, we believe we can grow our existing businesses by centralization and standardization of our processes. This includes aligning preneed and pricing strategies with customer segments and expanding customer segments in which we excel.
     We believe we can expand operating and financial growth by replacing the industry’s traditional one-size-fits-all approach with an operating strategy that considers customers personal needs and preferences. Using this approach, we will tailor our product and service offerings based on four variables: convenience and location, religious and ethnic customs, quality and prestige, and price. By identifying these customer bases, we can redeploy resources to the most attractive customer segments. In 2006, we are continuing to refine our pricing, product, and marketing strategies to support this customer segmentation approach.
     Consistent with this strategy, we have begun to analyze existing business relationships and evaluate whether they still align with our current approach. With our present scale and structure, we believe it is not advantageous to be in markets that combine very low gross margin percentages with price sensitive customers. As a result, we made specific business decisions to exit certain existing relationships in late 2005 and early 2006. This has resulted in an initial decrease in total funeral services performed; however, we have also seen significant improvements in both average revenue per funeral service and gross margins. We expect these improvements to continue in the future as we redeploy these resources to more profitable areas. We will continue to analyze our operations and intend to exit other markets that do not fit our customer segmentation strategy. For more discussion of the initial impact of these initiatives, see Results of Operations within this Management’s Discussion and Analysis.
     Understanding customer attitude and preferences is essential to our business. We believe customers are less focused on products and more concerned about creating a meaningful funeral service. Accordingly, we have realigned our pricing strategy from products to service offerings and as such have focused on services that are most valued by our customers. Our initial results have been favorable as evidenced by the increase in the North America comparable average revenue per funeral service in the first six months of 2006. See a more detailed discussion regarding average revenue in Results of Operations within this Management’s Discussion and Analysis.

     With our industry leadership, geographic reach, and financial strength, we believe we are well-positioned to deliver superior service to an expanding customer base while achieving profitable growth for our shareholders.
Key Performance Indicators
Overview
We utilize various key operating and financial measures to monitor the performance of our business and to respond quickly to performance changes as necessary. Key performance indicators in our cemetery segment include preneed and atneed sales production and cemetery operating profit. Key performance indicators in our funeral segment include preneed sales production (both insurance and trust), case volume, average revenue per funeral service, and funeral operating profit. See a more detailed discussion regarding funeral and cemetery operating profit, funeral case volume, and average revenue per funeral in Results of Operations within this Management’s Discussion and Analysis.
     We believe the most relevant key financial performance indicator is cash flow from operating activities (CFOA). CFOA is discussed in more detail in the Financial Condition and Liquidity discussion within this Management’s Discussion and Analysis.
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
     The tables below detail our North America results of trust funded preneed funeral and cemetery production and maturities for the three and six months ended June 30, 2006 and 2005 and the associated number of preneed funeral contracts.

	North America
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Funeral
Preneed trust funded (including bonded):
Sales production	$30.9	$38.0	$64.6	$70.1

Sales production (number of contracts)	7,339	9,331	15,241	18,946

Sales maturities	$40.5	$35.1	$86.9	$81.0

Sales maturities (number of contracts)	9,618	9,988	20,294	21,168

Cemetery
Sales production:
Preneed	$83.5	$91.2	$160.9	$165.6
Atneed	55.0	53.8	111.0	108.6

Total sales production	$138.5	$145.0	$271.9	$274.2

Sales production deferred to backlog:
Preneed	$42.2	$44.4	$79.7	$80.8
Atneed	41.1	40.3	82.7	81.2

Total sales production deferred to backlog	$83.3	$84.7	$162.4	$162.0

Revenue recognized from backlog:
Preneed	$33.0	$31.4	$61.1	$61.3
Atneed	40.4	41.7	80.7	80.4

Total revenue recognized from backlog	$73.4	$73.1	$141.8	$141.7

     Where permitted, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission as general agent for the insurance company. We do not offer funding for preneed cemetery contracts with insurance policies. The policy amount of the insurance contract between the customer and the third party insurance company generally equals the amount of the preneed funeral contract. However, we do not reflect the unfulfilled insurance funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 60% of our North America preneed funeral production in the first six months of 2006 relates to insurance-funded preneed funeral contracts.
     The table below details our North America results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2006 and 2005, and the number of contracts associated with those transactions.

	North America
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Preneed funeral insurance-funded (1):
Sales production	$48.5	$49.0	$96.1	$103.5

Sales production (number of contracts)	9,094	10,702	18,729	22,544

General agency revenue	$8.6	$7.4	$16.6	$13.8

Sales maturities	$46.0	$48.0	$96.0	$102.7

Sales maturities (number of contracts)	9,549	10,310	20,189	22,354

(1)	Amounts are not included in our consolidated balance sheet.
Backlog
The following table reflects our North America backlog of trust funded deferred preneed funeral and cemetery contract revenues (market and cost bases) including amounts related to Non-controlling interest in funeral and cemetery trusts at June 30, 2006 and December 31, 2005. Additionally, we have reflected our North America backlog of unfulfilled insurance-funded contracts (not included in our consolidated balance sheet) and total North America backlog of preneed funeral contract revenues at June 30, 2006 and December 31, 2005. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on our historical experience.
     The table also reflects our North America trust funded preneed funeral and cemetery receivables and trust investments (investments at market and cost bases) associated with our backlog of trust funded deferred preneed funeral and cemetery contract revenues, net of an estimated cancellation allowance.
     The market value of funeral and cemetery trust investments was based primarily on quoted market prices at June 30, 2006 and December 31, 2005. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited to trust and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance funded funeral contracts.

	North America
	Funeral
	June 30, 2006		December 31, 2005
	Market	Cost	Market	Cost
	(Dollars in millions)
Backlog of trust funded deferred preneed funeral revenues (1)	$1,508.6	$1,507.7	$1,495.5	$1,482.6
Backlog of insurance-funded preneed funeral revenues (2)	$2,203.4	$2,203.4	$2,162.7	$2,162.7

Total backlog of preneed funeral revenues	$3,712.0	$3,711.1	$3,658.2	$3,645.3

Assets associated with backlog of trust funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,164.4	$1,163.4	$1,158.7	$1,145.9
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (2)	$2,203.4	$2,203.4	$2,162.7	$2,162.7

Total assets associated with backlog of preneed funeral revenues	$3,367.8	$3,366.8	$3,321.4	$3,308.6

	North America
	Cemetery
	June 30, 2006		December 31, 2005
	Market	Cost	Market	Cost
	(Dollars in millions)
Backlog of deferred cemetery revenues (1)	$1,672.3	$1,637.3	$1,644.5	$1,600.5

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,151.1	$1,120.7	$1,157.4	$1,119.3

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in our consolidated balance sheet, net of estimated allowance for cancellation.

(2)	Insurance funded preneed funeral contracts, net of estimated allowance for cancellation, are not included in our consolidated balance sheet.
Other Matters
The Staff of the Securities and Exchange Commission (Staff) issued a letter (Comment Letter) to us dated April 19, 2006, commenting on certain aspects of our initial Annual Report on Form 10-K for the year ended December 31, 2005. The Staff requested and we provided information regarding the treatment of certain accounting issues. We believe that all of the issues raised in the Comment Letter were appropriately addressed, including one death care industry-wide issue related to the reporting of trust-related cash flow activities that is still under review by the Staff, as discussed below, and we have included required disclosures in this report or will include in future filings to the extent necessary as a result of the SEC’s comments.
     We received follow-up letters from the Staff dated May 19, 2006 and August 8, 2006 requesting additional information on one matter related to our reporting of trust-related activities in our consolidated statement of cash flows as further described below. While there may be others, we believe that this one matter from the Comment Letter remains under consideration with the Staff at this time. The Staff requested additional information regarding the treatment of preneed funeral and cemetery merchandise and services trust and cemetery perpetual care trust activity in our consolidated statement of cash flows. We have responded to the Staff’s request for additional information. To the best of our knowledge, this issue remains unresolved with the Staff. Although we believe that our consolidated statement of cash flows is properly presented, there can be no assurance that the Staff will agree with our current presentation.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2005. No significant changes to our accounting policies have occurred subsequent to December 31, 2005, except as described below within Accounting Changes.
Accounting Changes
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We adopted SFAS 123R on January 1, 2006 and are utilizing the modified-prospective transition method. For further information regarding this accounting change, see note four to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty of income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take. It presumes the taxing authorities’ full knowledge of the position, including all relevant facts. The provisions of FIN 48 are effective beginning January 1, 2007 for SCI, with any potential cumulative effect of change in accounting principle recorded as an adjustment to beginning retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
Restatement of Financial Statements
We have restated herein our condensed consolidated statement of operations for the three and six months ended June 30, 2005. We have also restated herein our condensed consolidated statement of cash flows for the six months ended June 30, 2005 and our condensed consolidated balance sheet as of December 31, 2005. For details related to this restatement, please see note two to the condensed consolidated financial statements in Item 1 of this Form 10-Q. This restatement will be reported in an amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 and in an amendment to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and September 30, 2005.

Results of Operations – Three Months Ended June 30, 2006 and 2005
Management Summary
With strong performances from both our funeral and cemetery segments, our earnings per share for the quarter improved to $.09 compared to $.05 for the same period in 2005. Other key highlights in the quarter included:
•	our announcement, on April 3, 2006, of the execution of a definitive agreement to acquire the outstanding shares of Alderwoods Group, Inc. combining two of the leading providers of funeral and cemetery services in North America;

•	an improvement in our second quarter 2006 combined operating margins of 14.2% to 19.3% from 16.9% in the same period in 2005;

•	a 9.3% increase in comparable average revenue per funeral service compared to the second quarter of 2005, which helped to offset a 5.5% decline in comparable funeral services performed;

•	our receipt and recognition of $7.9 million, $4.8 million after tax ($0.02 per diluted share), in cemetery endowment care trust fund income as a result of the resolution of disputes over ownership rights to the funds;

•	the August 2006 approval by our Board of Directors of a dividend; and

•	the repurchase of 3.4 million shares in the second quarter of 2006.
Results of Operations
In the second quarter of 2006, we reported net income of $25.5 million or $.09 per diluted share. These results were impacted by net losses on dispositions and impairment charges of $2.9 million after tax ($.01 per diluted share).
     In the second quarter of 2005, we reported net income of $13.9 million or $.05 per diluted share. These results were also impacted by losses on the early extinguishment of debt of $8.5 million after tax and net gains and losses on dispositions and impairment charges of $0.1 million after tax. During the second quarter of 2005, discontinued operations provided $3.1 million of earnings.
Actual Versus Comparable Results – Three Months Ended June 30, 2006 and 2005
The table below reconciles our GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2006 and 2005. We define comparable operations (or same store operations) as those involving locations which were owned for the entire period beginning January 1, 2005 and ending June 30, 2006. The following tables present operating results for SCI funeral and cemetery locations that were owned by SCI throughout this period.

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition /	with
Three Months Ended June 30, 2006	Actual	New Construction	Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$276.6	$0.7	$1.6	$274.3
Cemetery revenue	151.7	0.6	0.1	151.0

	428.3	1.3	1.7	425.3

Other foreign
Funeral revenue	3.0	—	—	3.0

Total revenues	$431.3	$1.3	$1.7	$428.3

North America
Funeral gross profits	$51.7	$0.1	$(0.8)	$52.4
Cemetery gross profits	30.7	0.1	—	30.6

	82.4	0.2	(0.8)	83.0

Other foreign
Funeral gross profits	0.7	—	—	0.7

Total gross profit	$83.1	$0.2	$(0.8)	$83.7

		Less:
		Activity
		Associated with
Three Months Ended June 30, 2005	Actual	Dispositions	Comparable
	(Restated)		(Restated)
	(Dollars in millions)
North America
Funeral revenue	$281.8	$12.7	$269.1
Cemetery revenue	147.2	5.3	141.9

	429.0	18.0	411.0

Other foreign
Funeral revenue	2.8	—	2.8

Total revenues	$431.8	$18.0	$413.8

North America
Funeral gross profits	$50.5	$1.4	$49.1
Cemetery gross profits	22.4	0.2	22.2

	72.9	1.6	71.3

Other foreign
Funeral gross profits	0.1	—	0.1

Total gross profit	$73.0	$1.6	$71.4

     The following table provides the data necessary to calculate SCI’s comparable average revenue per funeral service in North America for the three months ended June 30, 2006 and 2005. We calculate average revenue per funeral service by dividing adjusted comparable North America funeral revenue by the comparable number of funeral services performed in North America during the period. In calculating average revenue per funeral service, we exclude GA revenues and revenues from our Kenyon subsidiary in order to avoid distorting our funeral case volume averages.

	Three Months Ended
	June 30,
	2006	2005
		(Restated)
	(Dollars in millions,
	except average revenue
	per funeral service)
Comparable North America funeral revenue	$274.3	$269.1
Less: GA revenues	8.6	7.4
Kenyon revenues	0.7	5.3

Adjusted Comparable North America funeral revenue	$265.0	$256.4

Comparable North America funeral services performed:
Preneed	18,980	19,407
Atneed	36,961	39,772

Total	55,941	59,179

Comparable North America average revenue per funeral service:
Preneed	$4,510	$4,242
Atneed	$4,853	$4,378
Total	$4,737	$4,333
     Preneed average revenues in the above table represent average comparable revenues recognized for funeral services performed during the three months ended June 30, 2006 pursuant to preneed contractual arrangements made prior to the time of death and, therefore, previously reflected in Deferred preneed funeral revenues.
Funeral Results
Consolidated Funeral Revenue
Consolidated revenues from funeral operations were $279.6 million in the second quarter of 2006 compared to $284.6 million in the second quarter of 2005. Higher average revenue per funeral service was essentially offset by a decline in volume. This volume decline was primarily attributable to a decrease in funeral properties as a result of our effort to dispose of non-strategic locations. We also believe the decline reflects a decrease in the number of deaths. Additionally, Kenyon’s (our subsidiary that specializes in providing disaster management services in mass fatality incidents) revenue fell $4.6 million from $5.3 million to $0.7 million, as Kenyon was not involved in any mass fatality incidents in the second quarter of 2006.
Comparable Funeral Revenue
North America comparable funeral revenue increased 1.9% in the second quarter of 2006 compared to the second quarter of 2005 reflecting a higher average revenue per funeral service and an increase of floral revenues. GA revenue increased $1.2 million, or 16.2%, as we continue to see a favorable shift in the types of insurance contracts sold. These improvements were partially offset by a decline in comparable funeral volume, coupled with the $4.6 million decrease in Kenyon’s revenue discussed above.
Funeral Case Volume
The overall success of our strategic pricing initiatives was partially offset by a 5.5% decrease in comparable funeral volume in the second quarter of 2006 compared to the second quarter of 2005. We believe this decreased activity level reflects a decline in the number of deaths within the markets where we compete as evidenced by similar declines experienced by our competitors and suppliers.
In addition, we attribute a portion of the decline to certain local business decisions to exit unprofitable immediate disposition activities. These decisions were made locally with the understanding of our customer segmentation strategy which will focus resources on market share opportunities within certain customer segments. We will continue to evaluate existing customer relationships and may ultimately choose to exit other markets as we maintain focus on our strategy.
Average Revenue per Funeral Service
Our focus on strategic pricing and aligning our resources with our customer segmentation strategy in late 2005 and in the first half of 2006, along with moderate inflationary price increases, resulted in an increase in average revenue per funeral service of 9.3%, or $404 per funeral service (8.2% or $346 per service excluding a floral revenue increase) over the prior year. The cremation rate in the three months ended June 30, 2006 and 2005 was 41.1%. Over the past twelve months, we have realigned our pricing away from products to our service offerings, reflecting our competitive advantage and concentrating on those areas where our customers believe we add the most value. As a result of the communication of our future customer segmentation strategic platform in the fall of 2005, we also made local strategic business decisions to exit certain existing relationships with consumers who generated very low margin percentages as discussed above. These initiatives, while reducing our funeral cash volume, have generated significant improvements in both average revenue per funeral service and gross margins. We expect these improvements to continue in the future as we redeploy our resources to more profitable areas.
Consolidated Funeral Gross Profit
Consolidated funeral gross profits increased $1.8 million in the second quarter of 2006 compared to the same period of 2005, despite a slight decrease in revenue. The gross margin percentage increased 5.1% to 18.7% compared to 17.8% in the same period of 2005 as we continue to see improvement in our infrastructure due to more centralization and standardization within our organizations, partially offset by an increase in floral costs and merchandise costs.
Comparable Funeral Gross Profit
Comparable North America funeral gross profit increased $3.3 million or 6.7% in the second quarter of 2006 versus the same period of 2005. The comparable funeral gross margin percentage increased to 19.1% compared to 18.3% in 2005 as we continue to see improvements in our infrastructure due to more centralization and standardization within our organization partially offset by increases in floral and merchandise costs.
Cemetery Results
Consolidated Cemetery Revenue
Despite a decrease in the number of locations as a result of our continuing effort to dispose of non-strategic locations, consolidated revenues from our cemetery operations increased $4.5 million, or 3.1%, in the second quarter of 2006 compared to the same period of 2005. This increase was primarily attributable to the receipt and recognition of $7.9 million of previously disputed cemetery endowment care trust fund proceeds. These proceeds represent investment income that was not distributed during the dispute period, which began in late 2004. These increases were partially offset by a decrease in property recognition, due to a decline in preneed production.
Comparable Cemetery Revenue
North America comparable cemetery revenue increased $9.1 million or 6.4% compared to the second quarter of 2005. This increase primarily resulted from the receipt and recognition of $7.9 million of endowment care proceeds discussed above. Atneed revenues combined with recognized preneed revenues in the three months ended June 30, 2006 were flat compared to the prior year.
Consolidated Cemetery Gross Profits
Consolidated cemetery gross profits increased $8.3 million, or 37.1%, in the second quarter of 2006 compared to the second quarter of 2005 and margins increased over 500 basis points to 20.2%. The increase was primarily due to the receipt and recognition of $7.9 of endowment care proceeds discussed above.
Comparable Cemetery Gross Profits
North America comparable cemetery gross profits increased $8.4 million in the second quarter of 2006 compared to the same period of 2005. The comparable cemetery percentage increased to 20.3% in the second quarter of 2006 from 15.6% in the second quarter of 2005. These improvements were the result of the trust fund income increases discussed above and lower sales and commission expense partially offset by higher maintenance and administrative costs within our cemetery operations.

Other Financial Statement Items

General and Administrative Expenses
General and administrative expenses were $20.9 million in the second quarter of 2006 compared to $22.5 million in the second quarter of 2005. Increased costs associated with the expensing of stock options, which totaled $1.1 million (pretax), were more than offset by decreases in salaries and bonuses. We expect stock option expense in the remaining two quarters of 2006 to be approximately $1.6 million in the aggregate.
Interest Expense
Interest expense increased 1.5% to $26.6 million in the second quarter of 2006, compared to $26.2 million in the second quarter of 2005. The increase of $0.4 million reflects the modification of the contractual terms of certain transportation leases in January 2006, which resulted in additional interest expense related to these newly reclassified capital leases. Also included in interest expense in the second quarter 2006 is $0.7 million of additional interest related to our senior unsecured 7.00% notes due June 15, 2017. These increases were partially offset by a decrease in interest related to the December 2005 maturity of certain notes. Cash interest paid during the second quarter of 2006 was $36.7 million compared to $39.9 million in the second quarter of 2005. For additional information, see notes six and ten to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Interest Income
Interest income of $6.8 million in the second quarter of 2006 increased $2.9 million compared to the same period of 2005, reflecting the increase in our cash balances invested in commercial paper and higher interest returns.
Other Income (Expense), net
Other income (expense), net was a $1.6 million gain in the second quarter of 2006, compared to a gain of $0.6 million in the second quarter of 2005. The components of other income for the periods presented are as follows:
•	Cash overrides received from a third party insurance provider related to the sale of insurance-funded preneed funeral contracts were $1.5 million in the second quarter of 2006 compared to $1.6 million in the same period of 2005.

•	Surety bond premium costs were $1.0 million in the second quarter of 2006 and 2005.

•	The remaining income of $1.1 million in the second quarter of 2006 is primarily attributable to net gains and losses related to foreign currency transactions.
(Provision) Benefit for Income Taxes
The consolidated effective tax rate in the second quarter of 2006 resulted in a provision of 37.7%, compared to 47.1% in the same period of 2005. The 2006 and 2005 tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 297.5 million in the second quarter of 2006, compared to 306.4 million in the same period of 2005. The decrease in 2006 versus 2005 reflects our share repurchase program initiated during 2005.
Results of Operations – Six Months Ended June 30, 2006 and 2005
Management Summary
Key highlights for the six months ended June 30, 2006 included:
•	our announcement, on April 3, 2006, of the execution of a definitive agreement to acquire the outstanding shares of Alderwoods Group, Inc. combining two of the leading providers of funeral and cemetery services in North America;

•	a 3.1% increase in 2006 comparable funeral and cemetery revenue over the same period in 2005;

•	an 8.0% increase in comparable average revenue per funeral service compared to the first half of 2005, which helped to offset a 5.5% decline in comparable funeral services performed;

•	our receipt and recognition of $7.9 million, $4.8 million after tax ($0.02 per diluted share), in cemetery endowment care trust fund income as a result of the resolution of disputes over ownership rights to the funds;

•	the April 2006 and August 2006 approval by our Board of Directors of a dividend; and

•	the repurchase of 3.4 million shares in the second quarter of 2006.
Results of Operations
In the first half of 2006, we reported net income of $52.4 million or $.18 per diluted share. These results were impacted by net losses on dispositions and impairment charges of $6.7 million after tax ($.02 per diluted share).
     In the first half of 2005, we reported a net loss of $141.1 million or $.45 per diluted share. These results were also impacted by accounting changes of $187.5 million after tax, losses on the early extinguishment of debt of $9.3 million after tax, and after tax net losses on dispositions and impairment charges of $3.7 million. During the first half of 2005, discontinued operations produced $4.3 million of earnings.
Actual Versus Comparable Results – Six Months Ended June 30, 2006 and 2005
The table below reconciles our GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2006 and 2005. We define comparable operations (or same store operations) as those involving location which were owned for the entire period beginning January 1, 2005 and ending June 30, 2006. The following tables present operating results for SCI funeral and cemetery locations that were owned by SCI throughout this period.

		Less:
		Activity	Less:
		Associated with	Activity
		Acquisition /	Associated with
Six Months Ended June 30, 2006	Actual	New Construction	Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$576.7	$0.8	$4.2	$571.7
Cemetery revenue	290.5	0.7	0.9	288.9

	867.2	1.5	5.1	860.6

Other foreign
Funeral revenue	5.9	—	(0.1)	6.0

Total revenues	$873.1	$1.5	$5.0	$866.6

North America
Funeral gross profits	$116.6	$0.3	$(1.1)	$117.4
Cemetery gross profits	52.9	—	(0.7)	53.6

	169.5	0.3	(1.8)	171.0

Other foreign
Funeral gross profits	1.2	—	(0.1)	1.3

Total gross profit	$170.7	$0.3	$(1.9)	$172.3

		Less:
		Activity
		Associated with
Six Months Ended June 30, 2005	Actual	Dispositions	Comparable
	(Restated)		(Restated)
	(Dollars in millions)
North America
Funeral revenue	$598.1	$28.8	$569.3
Cemetery revenue	275.2	10.2	265.0

	873.3	39.0	834.3

Other foreign
Funeral revenue	6.0	—	6.0

Total revenues	$879.3	$39.0	$840.3

North America
Funeral gross profits	$130.1	$3.3	$126.8
Cemetery gross profits	40.0	(0.1)	40.1

	170.1	3.2	166.9

Other foreign
Funeral gross profits	0.7	—	0.7

Total gross profit	$170.8	$3.2	$167.6

     The following table provides the data necessary to calculate SCI’s comparable average revenue per funeral service in North America for the six months ended June 30, 2006 and 2005. We calculate average revenue per funeral service by dividing adjusted comparable North America funeral revenue by the comparable number of funeral services performed in North America during the period. In calculating average revenue per funeral service, we exclude GA revenues and revenues from our Kenyon subsidiary in order to avoid distorting our funeral case volume averages.

	Six months ended
	June 30,
	2006	2005
		(Restated)
	(Dollars in millions,
	except average revenue
	per funeral service)
Comparable North America funeral revenue	$571.7	$569.3
Less: GA revenues	16.7	13.8
Kenyon revenues	1.9	13.4

Adjusted Comparable North America funeral revenue	$553.1	$542.1

Comparable North America funeral services performed:
Preneed	40,073	41,341
Atneed	78,384	84,026

Total	118,457	125,367

Comparable North America average revenue per funeral service:
Preneed	$4,516	$4,244
Atneed	$4,748	$4,363
Total	$4,669	$4,324
     Preneed average revenues in the above table represent average comparable revenues recognized for funeral services performed during the six months ended June 30, 2006 pursuant to preneed contractual arrangements made prior to the time of death and, therefore, previously reflected as Deferred preneed funeral revenues.

Funeral Results
Consolidated Funeral Revenue
Consolidated revenues from funeral operations were $582.6 million in the first half of 2006 compared to $604.1 million in the first half of 2005. Higher average revenue per funeral service and an increase of floral revenues of approximately $6.2 million were more than offset by a decline in funeral services performed. This decline was primarily attributable to a decrease in funeral properties as a result of our effort to dispose of non-strategic locations. We also believe the decline reflects a decrease in the number of deaths. Additionally, Kenyon’s revenue fell $11.5 million from $13.4 million to $1.9 million, as Kenyon was not involved in any mass fatality incidents in the first half of 2006.
Comparable Funeral Revenue
North America comparable funeral revenue increased $2.4 million in the first half of 2006 compared to the first half of 2005 reflecting higher average revenue per funeral service and the increase of floral revenue described above. GA revenue increased $2.9 million, or 21.0%, in the first half of 2006 as a result of a mix shift in the types of insurance contracts sold. These improvements were partially offset by a decline in comparable funeral volume coupled with the $11.5 million decrease in Kenyon’s revenue described above.
Funeral Case Volume
The overall success of our strategic pricing initiative was partially offset by a 5.5% decrease in comparable funeral volume in the first half of 2006 compared to the first half of 2005. We believe this decline reflects a decrease in the number of deaths within the markets where we compete due, in part, to an unusually warm winter season in the first quarter of 2006. The decline in deaths was particularly pronounced in the Northeast United States where we have a high concentration of operations. Also impacting the decline in volume were certain local business decisions to exit unprofitable immediate disposition activities as described above in Funeral Results for the three months ended June 30, 2006. We will continue to evaluate existing relationships and may ultimately choose to exit other markets as we maintain focus on our strategy. The cremation rate was 41.3% in the first half of 2006 compared to 40.7% in the same period of 2005.
Average Revenue per Funeral
Despite a 60 basis point increase in cremation rates, our focus on strategic pricing and aligning our resources with our customer segmentation strategy over the preceding twelve months has resulted in an increase in comparable average revenue per funeral service of 8.0%, or $345 per funeral service (6.6% or $283 per service excluding a floral revenue increase) over the prior year. Over the past year, we have realigned our pricing away from products to our service offerings, reflecting our competitive advantage and concentrating on those areas where our customers believe we add the most value. As a result of the communication of our future customer segmentation strategic platform in the fall of 2005, we also made local strategic business decisions to exit certain existing relationships with consumers who generated very low gross margin percentages as discussed above. These initiatives, while reducing our funeral cash volumes, have generated significant improvements in average revenue per funeral service. We expect these improvements to continue in the future as we redeploy our resources to more profitable areas.
Consolidated Funeral Gross Profit
Consolidated funeral gross profits decreased $13.0 million in the first half of 2006 compared to the same period of 2005 as the revenue increases described above were more than offset by increases in merchandise and floral costs. Kenyon’s operations negatively impacted gross profit by $3.5 million compared to prior year.
Comparable Funeral Gross Profit
Comparable North America funeral gross profit decreased $9.4 million or 8.0% in the first half of 2006 versus the same period of 2005. The comparable funeral gross margin percentage decreased to 20.6% compared to 22.3% in 2005. The revenue increases described above were more than offset by increases in floral and merchandise costs. In addition, Kenyon’s operations decreased $3.5 million net compared to the prior period.

Cemetery Results
Consolidated Cemetery Revenue
Consolidated revenues from our cemetery operations increased $15.3 million, or 5.6%, in the first half of 2006 compared to the same period of 2005. The increase primarily resulted from higher atneed revenues and increased recognition of preneed merchandise and service sales in the first half of 2006 compared to the prior year period. Also contributing to the increase the $7.9 million increase in trust fund income discussed above in Cemetery Results for the three months ended June 30, 2006.
Comparable Cemetery Revenue
North America comparable cemetery revenue increased $23.9 million or 9.0% compared to the first half of 2005. The increase primarily resulted from higher atneed revenues and increased recognition of preneed merchandise and service sales in the first half of 2006 compared to the prior year period. Also contributing to the increase was the receipt and recognition of $7.9 million of endowment care income discussed above coupled with increased recognition of merchandise and services as further described above in Cemetery Results for the three months ended June 30, 2006.
Consolidated Cemetery Gross Profits
Consolidated cemetery gross profits increased $12.9 million, or 32.3%, in the first half of 2006 compared to the first half of 2005. Cemetery gross margins, which included the $13.2 million in trust fund proceeds received in the second quarter of 2006 discussed above, increased 25.5% to 18.2%. These improvements were also a result of increases in trust fund income and lower sales and commission expense partially offset by higher maintenance and administrative costs within our cemetery operations.
Comparable Cemetery Gross Profits
North America comparable cemetery gross profits increased $13.5 million in the first half of 2006 compared to the same period of 2005. The comparable cemetery percentage increased to 18.6% in the first half of 2006 from 15.1% in the first half of 2005. These improvements were also a result of increases in trust fund income and lower sales and commission expense partially offset by higher maintenance and administrative costs within our cemetery operations.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $42.9 million in the first half of 2006 compared to $42.2 million in the first half of 2005. Increased costs associated with the expensing of stock options, which totaled $2.5 million (pretax), were essentially offset by a decrease in salaries and bonuses. We expect stock option expense in the remaining half of 2006 to be approximately $1.6 million in the aggregate.
Interest Expense
Interest expense increased 4.1% to $53.3 million in the first half of 2006, compared to $51.2 million in the first half of 2005. The increase of $2.1 million reflects the modification of the contractual terms of certain transportation leases in January 2006, which resulted in additional interest expense related to these newly reclassified capital leases. Also included in interest expense in the first half of 2006 is $1.4 million of additional interest related to our senior unsecured 7.00% notes due June 15, 2017. Cash interest paid during the first half of 2006 was $48.1 million compared to $49.9 million in the first half of 2005. For additional information, see notes six and ten to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Interest Income
Interest income of $12.8 million in the first half of 2006 increased $4.8 million compared to the same period of 2005, reflecting the increase in our cash balances invested in commercial paper and higher interest returns.

Other Income (Expense), net
Other income (expense), net was a $4.0 million gain in the first half of 2006, compared to an expense of $0.6 million in the first half of 2005. The components of other income (expense) for the periods presented are as follows:
•	Cash overrides received from a third party insurance provider related to the sale of insurance funded preneed funeral contracts were $3.1 million in the first half of 2006 compared to $3.1 million in the same period of 2005.

•	Surety bond premium costs were $2.0 million in the first half of 2006 and 2005.

•	Favorable adjustments to our allowance on notes receivable were $1.9 million in the first half of 2006.

•	The remaining income of $1.0 million in the first half of 2006 and expense of $1.7 million in the same period of 2005 are primarily attributable to net gains and losses related to foreign currency transactions.
(Provision) Benefit for Income Taxes
The consolidated effective tax rate in the first half of 2006 resulted in a provision of 37.3%, compared to 39.1% in the same period of 2005. The 2006 and 2005 tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 297.8 million in the first half of 2006, compared to 312.0 million in the same period of 2005. The decrease in 2006 versus 2005 reflects our share repurchase program initiated during 2005.
Financial Condition, Liquidity, and Capital Resources
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
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the first six months of 2006 compared to the same period of 2005 are as follows:
     Operating Activities – Cash flows from operating activities in the first six months of 2006 were $151.6 million, a decrease of $38.8 million compared to the first six months of 2005. The first six months of 2005 included a federal income tax refund of $29.0 million. Additionally, in the first six months of 2006, there were $16.5 million of long-term incentive compensation payments related to a 2003 award program as previously disclosed in our 2006 annual guidance. Excluding these items, cash flows from operating activities for the first six months of 2006 increased $6.7 million compared to the same period in 2005 primarily as a result of the second quarter 2006 receipt of $7.9 million of previously disputed trust fund proceeds described in Results of Operations above and improvements in the Company’s DSO for the first half of 2006.
     Investing Activities – Cash flows from investing activities decreased by $40.3 million in the first six months of 2006 compared to the same period of 2005 due to a decline in proceeds from divestitures and sales of property and equipment, reduced distributions from our French equity investment, and an increase in acquisitions, partially offset by a favorable change in restricted cash.
     In the first six months of 2006, we received $27.0 million from divestitures and sales of property and equipment compared to $56.1 million in the first six months of 2005. In 2006, we also received $11.0 million of proceeds held as an income tax receivable related to the 2005 sale of our operations in Chile. We also paid $14.7 million in 2006 in cash for selected strategic acquisitions.
     In the first six months of 2005, we received $21.6 million in proceeds and distributions from the disposition of our businesses in

Argentina and Uruguay, $32.1 million from our equity investment in France and $2.4 million from other sales of property and equipment. The $20.0 million net source from restricted cash for the first six months of 2006 compared to the first six months of 2005 included an $18.1 million deposit of payroll funds into a restricted account in 2005, partially offset by a return of $9.2 million in cash collateral previously pledged in connection with various commercial commitments. In addition, $11.0 million related to pending deposits that are no longer reported as restricted cash based on discussions with the SEC regarding their comment letter.
     Financing Activities – Cash used in financing activities decreased $127.1 million in the first six months of 2006 compared to the first six months of 2005 primarily due to a $161.9 million reduction in share repurchases and a $275.5 million decrease in debt repayments, partially offset by $291.5 million of proceeds from the issuance of debt in 2005. We also had a $10.5 million increase in capital lease payments reflecting new capital leases for certain transportation assets and a $7.0 million increase in dividend payments in 2006 compared to 2005.
     During the first six months of 2005, we repurchased 26.7 million shares of common stock for $189.8 million compared to 3.4 million shares for $27.9 million in 2006.
     Our efforts in 2004 and 2005 to extend our debt maturity schedule resulted in significant decreases in debt payments in 2006. During the second quarter of 2005, we issued $300 million of senior unsecured 7.0% notes due 2017, and received $291.5 million in net proceeds. We used these proceeds to extinguish $286.2 million of outstanding debt. We did not issue or early retire any debt in 2006. We also paid $3.0 million in scheduled debt payments in the first half of 2005 compared to $13.7 million in scheduled debt payments in 2006.
Liquidity
As of June 30, 2006, our cash balance was $529.2 million. We also have a $200.0 million credit facility that was executed in August 2004. We have no cash borrowings under this credit facility, but we have used it to support $51.2 million of letters of credit as of June 30, 2006. As a result of the terms of the bridge facility discussed below, we plan to commence negotiations on an amendment or a new credit facility prior to the closing of the Alderwoods acquisition.
     We expect to generate cash flows in the next several years above our operating and financing needs. We believe that this financial flexibility allows us to consider investments or capital structure related transactions that will enhance shareholder value. On April 3, 2006, we entered into a definitive agreement to acquire all of the outstanding shares of Alderwoods for $20.00 per share. This transaction is valued at $1.2 billion, including approximately $364.0 million of Alderwoods’ debt. We intend to fund this transaction with at least $500 million of cash on hand as well as through the utilization of short term or prepayable debt and long-term senior notes. The Company has also received a commitment letter from JPMorgan and other banks for an $850.0 million bridge facility. We will continue to evaluate external opportunities and expect to make acquisitions, if such acquisitions are available at reasonable market prices and are aligned with our strategic plan. We will also evaluate internal opportunities such as construction of new funeral homes and development of high-end cemetery inventory.
     We currently have $36.7 million authorized by the Board of Directors to repurchase common stock. We have made and intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
     Since April 2005, we have paid a quarterly cash dividend of $.025 per share to our shareholders. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.
     We are continuing our program to divest of our operations outside of North America. In the first quarter of 2005, we sold our operations in Argentina and Uruguay for net cash proceeds of $21.6 million. In the third quarter of 2005, we sold our cemetery operations in Chile. We received $11.0 million of the remaining proceeds from this disposition in the second quarter of 2006 and have an income tax receivable of approximately $4.5 million for the remainder, which we expect to receive in the third quarter of 2006. We currently own a limited number of funeral businesses in Germany and Singapore that we will look to exit when market values and economic conditions are conducive to a sale; however, these businesses are not currently being held for sale.

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

	June 30,	December 31,
(In millions)	2006	2005
Preneed funeral	$132.1	$139.3
Preneed cemetery:
Merchandise and services	159.6	161.8
Pre-construction	11.1	12.5

Bonds supporting preneed funeral and cemetery obligations	302.8	313.6

Bonds supporting preneed business permits	4.5	4.7
Other bonds	11.0	11.0

Total surety bonds outstanding	$318.3	$329.3

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by applicable law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state or provincial law. For the three months ended June 30, 2006 and 2005, we had $13.9 million and $17.4 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2006 and 2005, we had $28.2 million and $35.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider disbursements associated with taxes, obtaining costs, or other costs.
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
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense, and negative currency translation effects.

•	The outcome of the acquisition of Alderwoods and the possibility that certain closing conditions will not be satisfied that will result in the acquisition not being completed.

•	Our ability to successfully integrate Alderwoods or that the anticipated benefits of the acquisition are not fully realized.

•	The outcomes of pending lawsuits and proceedings against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	The outcome of a pending Internal Revenue Service audit. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully exploit our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal controls over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain a favorable attestation report of our auditors regarding our assessment of our internal controls.
     For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2005 Annual Report on Form 10-K, as amended. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in the Company’s exposure to market risk during the most recently completed fiscal quarter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in note ten to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of the Company’s Form 10-K, as amended for the fiscal year ended December 31, 2005 except as detailed below.
The acquisition of Alderwoods is subject to certain closing conditions that, if not satisfied or waived, will result in the acquisition not being completed, which may cause the market price of SCI common stock to decline.
The acquisition is subject to customary conditions to closing. If any condition to the acquisition agreement is not satisfied or, if permissible, waived, the acquisition will not be completed. In addition, SCI and Alderwoods may terminate the acquisition agreement in certain circumstances. If the acquisition is not completed, the market price of SCI common stock may decline if the current market price reflects a market assumption that the acquisition will be completed. SCI will also still be obligated to pay certain investment banking, financing, legal, and accounting fees and related expenses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 28, 2006, we issued 307 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Director Fee Plan to four non-employee directors. On May 11, 2006, we issued 10,000 shares of common stock and deferred common stock equivalents to each of nine non-employee directors pursuant to the Amended and Restated Director Fee Plan. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. On November 10, 2004, February 10, 2005, and June 23, 2005, we announced three increases in the share repurchase program each authorizing the investment of up to an additional $100 million to repurchase our common stock for an aggregate of $400 million. Pursuant to the program, we repurchased shares of our common stock during the period April 1 – June 30, 2006 as set forth in the table below. As of June 30, 2006, the purchases totaled $363.3 million.

	Total		Total number of	Dollar value of
	number of	Average	shares purchased as	shares that may yet
	share	price paid	part of publicly	be purchased under
Period	purchased	per share	announced programs	the programs
April 1, 2006 – April 30, 2006	—	—	—	$64,589,839
May 1, 2006 – May 31, 2006	3,133,700	$8.17	3,133,700	$38,973,338
June 1, 2006 – June 30, 2006	286,500	$7.85	286,500	$36,719,646

	3,420,200		3,420,200
     As of June 30, 2006, the remaining dollar value of shares that may yet be purchased under our share repurchase programs was approximately $36.7 million.
Item 4. Submission of Matters to a Vote of Security Holders
On May 11, 2006, the Company held its annual meeting of shareholders and elected four directors. The shares voting on the director nominees were cast as follows:

		Abstentions or
Nominee	Votes for	votes withheld
Anthony L. Coelho	270,325,781	5,526,643
A. J. Foyt, Jr.	271,378,212	4,474,212
R. L. Waltrip	270,925,667	4,926,757
Edward E. Williams	257,084,215	18,768,209
     In addition, the shareholders approved the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006. The shares voting were cast as follows:

		Abstentions or	Broker
Votes for	Votes against	votes withheld	non-votes
262,716,645	12,717,641	418,138	0
     The shareholders also approved the Company’s Amended and Restated Director Fee Plan, as follows:

		Abstentions or	Broker
Votes for	Votes against	votes withheld	non-votes
266,295,805	8,903,720	652,899	0
Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2006 and 2005.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

August 9, 2006		SERVICE CORPORATION INTERNATIONAL

	By:	/s/ Jeffrey I. Beason Jeffrey I. Beason
Vice President and Corporate Controller
(Chief Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2006 and 2005.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.