Form 10-K/A
period 2005-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2006-08-10
CIK 89089

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
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement in connection with its 2006 Annual Meeting of Shareholders (Part III)

Explanatory Note:
      The Company is amending its 2005 Form 10-K filed March 3, 2006 to restate its consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. In addition, the Company has restated herein its selected financial data as of December 31, 2003, 2002, and 2001 and for each of the two years in the period ended December 31, 2002, as included in Item 6. Selected Financial Data. The Company has also restated its unaudited quarterly financial data for each of the interim periods of 2005 and 2004, as included in note twenty-two of the consolidated financial statements. Included in this amended Form 10-K are certain adjustments to correct errors related to 1) the miscalculation of the Company’s actuarially determined pension benefit obligation, 2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases but should have been accounted for as capital leases, and 3) other out-of-period adjustments previously identified by the Company but deemed to be not material either individually or in the aggregate. All applicable amounts relating to this restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this amended Form 10-K. For a discussion of the individual restatement adjustments, see Item 8. Financial Statements and Supplementary Data — Note Two. Restatement of Financial Statements. Additionally, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
      During the first quarter of 2005, we disposed of our funeral and cemetery operations in Argentina and Uruguay, and during the third quarter of 2005, we disposed of our cemetery operations in Chile. These operations have been reclassified as discontinued operations for all periods presented in this amended Form 10-K. See note twenty-one to the consolidated financial statements in Item 8 of this amended Form 10-K for additional information related to discontinued operations.
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
Funeral and Cemetery Operations

General
      Our funeral and cemetery operations are organized into a North America division covering the United States and Canada and an Other Foreign division including operations in Germany and Singapore. See note seventeen to the consolidated financial statements in Item 8 of this amended Form 10-K for financial information about our business segments and geographic areas.
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
Cautionary Statement on Forward-Looking Statements
      The statements in this amended Form 10-K that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe”, “estimate”, “project”, “expect”, “anticipate”, or “predict” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events or otherwise.

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
      Our bank credit facility also requires us to maintain certain financial ratios and satisfy other financial condition tests. See note eleven to the consolidated financial statements in Item 8 of this amended Form 10-K for further information related to our bank credit facility.

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
      At December 31, 2005, we owned approximately 85% of the real estate and buildings used at our facilities, and 15% of such facilities were leased. In addition, we leased two aircraft in 2005 pursuant to cancelable operating leases. At December 31, 2005, we operated 5,044 vehicles, of which 12% were owned and 88% were leased. In order to eliminate the variable interest rate risk in our operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements subsequent to December 31, 2005. Based on the amended terms, these leases have been converted from operating leases to capital leases for accounting purposes beginning in 2006. For additional information regarding leases, see the Contractual, Commercial and Contingent Commitments section in Financial Condition, Liquidity and Capital Resources in Item 7 and note fourteen to the consolidated financial statements in Item 8 of this amended Form 10-K.
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
      Information regarding legal proceedings is set forth in note fourteen to the consolidated financial statements in Item 8 of this amended Form 10-K.

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

      For equity compensation plan information, see Part III of this amended Form 10-K.
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
      We have restated our previously reported selected financial data for each of the five fiscal years in the period ended December 31, 2005 to correct errors related to 1) the miscalculation of the Company’s actuarially determined pension benefit obligation, 2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases but should have been accounted for as capital leases, and 3) other out-of-period adjustments previously identified by the Company but deemed to be not material either individually or in the aggregate. All applicable amounts related to these restatements are reflected in the selected consolidated financial data below. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes two and twenty-two to the consolidated financial statements in Item 8 of this amended Form 10-K for further details related to these restatements.
      During 2005, we sold our funeral and cemetery operations in Argentina and Uruguay and our cemetery operations in Chile. These operations are classified as discontinued operations for all periods presented.
      In 2005, we changed our method of accounting for direct selling costs related to the acquisition of preneed funeral and cemetery contracts. Prior to this change, we capitalized such direct selling costs and amortized these costs in proportion to the revenue recognized. Under our new method of accounting, we expense these direct selling costs as incurred. As a result of this accounting change, we recorded a cumulative effect charge of $187.5 million, net of tax. For more information regarding this accounting change, see note four to the consolidated financial statements in Item 8 of this amended Form 10-K.
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

      In 2004, we also changed our method of accounting for gains and losses on our pension plan assets and obligations to recognize such gains and losses as they are incurred. Prior to the adoption of this change, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years. As a result of this accounting change, we recognized a charge for the cumulative effect of $36.6 million, net of tax.
      In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 addresses accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the pronouncement, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments. As a result of the adoption of SFAS 142, we recognized a non-cash charge in 2002 reflected as a cumulative effect of accounting change of $135.6 million, net of applicable taxes, related to the impairment of goodwill in our North America cemetery reporting unit. For more information regarding goodwill, see note nine to the consolidated financial statements in Item 8 of this amended Form 10-K.
      The data set forth should be read in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included in this amended Form 10-K. This historical information is not necessarily indicative of future results.
Selected Consolidated Financial Information

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$1,715.7	$1,831.2	$2,313.2	$2,293.4	$2,463.9
Income (loss) from continuing operations before cumulative effect of accounting changes	$55.5	$119.7	$69.3	$(90.1)	$(433.9)
Net (loss) income	$(127.9)	$110.7	$85.1	$(235.4)	$(622.7)
Earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting changes
Basic	$.19	$.38	$.23	$(.31)	$(1.52)
Diluted	$.18	$.37	$.23	$(.31)	$(1.52)
Net (loss) income
Basic	$(.42)	$.35	$.28	$(.80)	$(2.18)
Diluted	$(.42)	$.34	$.28	$(.80)	$(2.18)
Cash dividends paid per share	$0.075	$—	$—	$—	$—
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$7,544.8	$8,227.2	$7,571.2	$7,801.8	$9,029.3
Long-term debt, less current maturities	$1,186.5	$1,200.4	$1,530.1	$1,885.2	$2,312.4
Stockholders’ equity	$1,581.6	$1,843.0	$1,516.3	$1,318.9	$1,451.7
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$312.9	$94.2	$374.3	$352.2	$383.3
      See note two to the consolidated financial statements in Item 8 for details related to the restatement impacts on the financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005. The impacts on the selected financial data as of December 31, 2003, 2002 and 2001, and for each of the two years in the period ended December 31, 2002 are as follows (in millions, except per share data):

	2002		2001

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Loss from continuing operations before cumulative effect of accounting changes	$(89.3)	$(90.1)	$(433.3)	$(433.9)
Net loss	$(234.6)	$(235.4)	$(622.2)	$(622.7)
Loss per share:
Loss from continuing operations before cumulative effect of accounting changes
Basic	$(0.30)	$(0.31)	$(1.52)	$(1.52)
Diluted	$(0.30)	$(0.31)	$(1.52)	$(1.52)
Total assets	$7,793.1	$7,801.8	$9,020.5	$9,029.3
Long-term debt, less current maturities	$1,874.1	$1,885.2	$2,301.4	$2,312.4
Stockholders’ equity	$1,321.3	$1,318.9	$1,453.2	$1,451.7

	2003

	As Previously
	Reported	As Restated

Total assets	$7,562.9	$7,571.2
Long-term debt, less current maturities	$1,519.2	$1,530.1
Stockholders’ equity	$1,521.6	$1,516.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement of Financial Statements

Overview
      We have restated herein our previously issued consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and our unaudited quarterly financial data for each of the interim periods of 2005 and 2004. This restatement corrects errors related to 1) the miscalculation of the Company’s actuarially determined pension benefit obligation, 2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases but should have been accounted for as capital leases, and 3) other out-of-period adjustments previously identified by the Company but deemed to be not material either individually or in the aggregate. All applicable amounts related to this restatement have been reflected herein and in our consolidated financial statements in Item 8 of this amended Form 10-K.

Pension Benefit Obligation
      As previously disclosed in our 2004 Form 10-K, effective January 1, 2004, we adopted a new accounting policy related to the accounting for actuarial gains and losses in our pension plan. Under the new accounting policy, we began recognizing such actuarial gains and losses in our consolidated statement of operations as they occurred. Previously, we amortized the difference between actual and expected investment returns and other actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). As a result of this accounting change, we initially recognized an after-tax charge in our 2004 financial statements, representing the cumulative effect of this accounting change, of $33.6 million ($54.9 million before tax). This amount represented the accumulated unrecognized net losses related to the pension plan assets and liabilities as of January 1, 2004.

      During the second quarter of 2006, we discovered that our actuarially determined pension benefit obligation (PBO) had been incorrectly calculated for the years ended December 31, 2005, 2004, 2003, and 2002 as the impact of pending lump sum cash settlements in the PBO calculation at the end of each respective year had been inadvertently omitted. The net aggregate pre-tax impact of this error over the four-year period ended December 31, 2005 was $4.2 million. Had this PBO calculation been correct at the January 1, 2004 date of our accounting policy change, we would have recognized an additional cumulative effect of accounting change of $5.0 million ($3.0 million after tax) in our December 31, 2004 consolidated statement of operations, as the vast majority of the impact of previously unrecognized pending lump sum settlements for 2002 and 2003 would have been recognized in connection with the accounting policy change.
      In addition, in connection with the preparation of our second quarter 2006 condensed consolidated financial statements, we identified an actuarial calculation error that resulted in an understatement of pension expense of $1.9 million in the fourth quarter of 2005.

Lease Accounting
      During the first quarter of 2006, we determined that certain of our leases related to funeral home properties that were previously accounted for as operating leases should have been accounted for as capital leases. The aggregate pre-tax adjustment to our previously reported consolidated financial statements is $2.7 million, of which $0.7 million relates to the three years ended December 31, 2005. The remaining $2.0 million relates to periods prior to January 1, 2003.

Other Out-of-Period Adjustments
      We have also included in our financial statements other adjustments that were previously identified but deemed to be not material either individually or in the aggregate and corrected in a subsequent period. Such adjustments impacted the timing of expense items, including income tax expenses that were previously recognized in the first quarter of 2006. The cumulative amount of such out-of-period adjustments was a net aggregate decrease to pre-tax income of $1.1 million and an additional $0.5 million of income tax expense for the year ended December 31, 2005.

Materiality Assessment
      We evaluated the materiality of these adjustments to our previously issued interim and annual financial statements including our interim financial statements as of and for the three months ended March 31, 2006. We determined that the impact of these errors was not material to our previously issued consolidated financial statements; however, we further determined that the cumulative correction of the errors in the second quarter 2006 would have been material to the current period. Therefore, in accordance with paragraph 29 of Accounting Principles Board Opinion No. 28 and the SEC’s Staff Accounting Bulletin (SAB) Topic 5-F, we have restated herein our previously issued consolidated financial statements to reflect the corrections of the errors in each of the periods affected. As a result, we have restated herein our previously issued consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and our unaudited quarterly financial data for each of the interim periods of 2005 and 2004.

      The effect of these adjustments on our consolidated statement of operations for each of the three years in the period ended December 31, 2005 is detailed below (in millions except per share amounts):

	For the Year Ended
	December 31, 2005

	As Reported	As Restated

Revenues	$1,715.6	$1,715.7
Cost and expenses	(1,416.8)	(1,417.6)
Gross profits	298.8	298.1
Operating income	187.9	187.2
Interest expense	(102.3)	(103.7)
Income from continuing operations before income taxes and cumulative effects of accounting changes	90.8	88.7
Provision for income taxes	(34.1)	(33.2)
Income from continuing operations before cumulative effects of accounting changes	56.7	55.5
Net loss	$(126.7)	$(127.9)
Earnings per share:
Basic	$(.42)	$(.42)
Diluted	$(.41)	$(.42)

	For the Year Ended		For the Year Ended
	December 31, 2004		December 31, 2003

	As	As	As	As
	Reported	Restated	Reported	Restated

Revenues	$1,831.2	$1,831.2	$2,313.2	$2,313.2
Costs and expenses	(1,502.7)	(1,501.2)	(1,957.4)	(1,957.0)
Gross profits	328.5	330.0	355.8	356.2
Operating income	223.4	224.9	219.4	219.8
Interest expense	(117.9)	(119.3)	(138.6)	(140.0)
Income from continuing operations before income taxes and cumulative effects of accounting changes	111.9	112.0	96.6	95.7
Benefit (provision) for income taxes	8.2	7.7	(27.3)	(26.4)
Income from continuing operations before cumulative effects of accounting changes	120.1	119.7	69.3	69.3
Cumulative effects of accounting changes	(47.6)	(50.6)	—	—
Net income	$114.1	$110.7	$85.1	$85.1
Earnings per share:
Basic	$.36	$.35	$.28	$.28
Diluted	$.35	$.34	$.28	$.28

      The effect of this restatement on our previously reported consolidated balance sheet as of December 31, 2005 and 2004 is as follows (in millions):

	December 31, 2005		December 31, 2004

	As	As	As	As
	Reported	Restated	Reported	Restated

Selected consolidated balance sheet data:
Property and equipment, at cost, net	$942.2	$950.2	$970.5	$978.9
Deferred charges and other assets	249.5	249.6	631.8	631.8
Total assets	7,536.7	7,544.8	8,218.8	8,227.2
Accounts payable and accrued liabilities	231.1	231.7	221.9	221.2
Current maturities of long-term debt	20.5	20.7	78.0	78.2
Long-term debt	1,175.5	1,186.5	1,189.2	1,200.4
Deferred income taxes	141.7	138.7	276.6	274.5
Other liabilities	320.8	327.0	431.9	437.3
Stockholders’ equity	1,588.5	1,581.6	1,848.7	1,843.0
Total liabilities and stockholders’ equity	$7,536.7	$7,544.8	$8,218.8	$8,227.2
      The effect of the above restatement on our previously reported condensed consolidated statement of cash flows for the three years in the period ended December 31, 2005 is as follows (in millions):

	Year Ended
	December 31, 2005

	As	As
	Reported	Restated

Net cash provided by operating activities	$312.7	$312.9
Net cash used in financing activities	(326.2)	(326.4)

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003

	As	As	As	As
	Reported	Restated	Reported	Restated

Net cash provided by operating activities	$94.0	$94.2	$374.1	$374.3
Net cash used in financing activities	(335.8)	(336.0)	(300.1)	(300.3)
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

A sensitivity analysis of the net periodic benefit cost was modeled to assess the impact that changing discount rates could have on pre-tax earnings. The sensitivity analysis assumes a 0.25% adverse change to the discount rate with all other variables held constant. Using this model, our pre-tax earnings would have decreased by less than $1.0 million, or less than $.01 per diluted share, for the year ended December 31, 2005. See note sixteen to the consolidated financial statements in Item 8 of this amended Form 10-K for more information related to our pension plans.

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

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003

		Deferred			Deferred
		Selling			Selling
		Costs			Costs	Pro
	Historical	Net(1)	Pro Forma	Historical	Net(1)	Forma

	(Restated)		(Restated)	(Restated)		(Restated)
	(Dollars in millions, except per share data)
Gross profits:
Funeral	$227.8	$(4.7)	$223.1	$273.7	$(4.3)	$269.4
Cemetery	102.2	(9.6)	92.6	82.5	(6.4)	76.1

	330.0	(14.3)	315.7	356.2	(10.7)	345.5
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$112.0	$(14.3)	$97.7	$95.7	$(10.7)	$85.0
Net income (loss)	$110.7	$(9.4)	$101.3	$85.1	$(6.5)	$78.6
Amounts per common share:
Net income (loss) — basic	$.35	$(.03)	$.32	$.28	$(.02)	$.26
Net income (loss) — diluted	$.34	$(.03)	$.31	$.28	$(.02)	$.26

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.

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

      Under the modified-prospective method, we will recognize compensation expense in our consolidated financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after December 31, 2005, as well as for any awards that were granted prior to December 31, 2005 for which requisite service will be provided after December 31, 2005. The compensation expense on awards granted prior to December 31, 2005 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation included in prior filings. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. See note fifteen to the consolidated financial statements in Item 8 of this amended Form 10-K for further information related to our stock-based compensation plans.

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

Pension Plans
      Effective January 1, 2004, we changed our accounting for gains and losses on our pension plan assets and obligations. We now recognize pension gains and losses in our consolidated statement of operations as such gains and losses are incurred under pension accounting. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of our pension plans and recognize gains and losses on the pension plan assets and obligations in the year the gains or losses occur. As a result of this accounting change, we recognized a cumulative effect charge of an accounting change of $36.6 million (net of tax) as of January 1, 2004. This amount represented accumulated unrecognized net losses related to our pension plan assets and liabilities. Under our new accounting policy, we record net pension expense or income reflecting estimated returns on plan assets and obligations for our interim financial statements, and we recognize actual gains and losses on plan assets and obligations for our full-year (annual) financial statements as actuarial information becomes available upon review of the annual remeasurement. See note sixteen to the consolidated financial statements in Item 8 of this amended Form 10-K for additional information on pensions.
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

Results of Operations
      In 2005, the Company reported a net loss of $127.9 million or $.42 per diluted share. These results were impacted by large non-recurring items that decreased earnings, including accounting changes of $187.5 million, net losses on asset sales of $31.2 million, and losses on the early extinguishment of debt of $9.3 million, partially offset by an income tax benefit of $11.9 million. During 2005, discontinued operations produced $4.1 million of earnings.
      In 2004, the Company reported net income of $110.7 million or $.34 per diluted share. These results were also impacted by large non-recurring items that decreased earnings, including accounting changes of $50.6 million, losses on the early extinguishment of debt of $10.5 million, and settlements of significant litigation matters of $38.7 million. These reductions to earnings were offset by net gains on asset sales of $53.2 million, an income tax benefit of $7.9 million and interest from a note receivable of $2.7 million. During 2004, discontinued operations produced $41.6 million of earnings.
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

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2005	Actual	Construction	Dispositions	Comparable

	(Restated)	(Dollars in millions)		(Restated)
North America
Funeral revenue	$1,143.6	$2.6	$36.3	$1,104.7
Cemetery revenue	560.3	1.1	11.3	547.9

	1,703.9	3.7	47.6	1,652.6

Other foreign
Funeral revenue	11.7	—	—	11.7
Cemetery revenue	0.1	—	0.1	—

	11.8	—	0.1	11.7

Total revenues	$1,715.7	$3.7	$47.7	$1,664.3

North America
Funeral gross profits	$214.7	$(0.1)	$1.7	$213.1
Cemetery gross profits	81.9	0.6	(1.7)	83.0

	296.6	0.5	—	296.1

Other foreign
Funeral gross profits	1.5	—	—	1.5
Cemetery gross profits	—	—	—	—

	1.5	—	—	1.5

Total gross profit	$298.1	$0.5	$—	$297.6

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2004	Actual	Construction	Dispositions	Comparable

	(Restated)	(Dollars in millions)		(Restated)
North America
Funeral revenue	$1,120.1	$0.7	$71.8	$1,047.6
Cemetery revenue	570.1	—	19.8	550.3

	1,690.2	0.7	91.6	1,597.9

Other foreign
Funeral revenue	139.7	—	127.3	12.4
Cemetery revenue	1.3	—	1.3	—

	141.0	—	128.6	12.4

Total revenues	$1,831.2	$0.7	$220.2	$1,610.3

North America
Funeral gross profits	$214.7	$(0.2)	$7.0	$207.9
Cemetery gross profits	102.1	—	(1.1)	103.2

	316.8	(0.2)	5.9	311.1

Other foreign
Funeral gross profits	13.1	—	11.6	1.5
Cemetery gross profits	0.1	—	0.1	—

	13.2	—	11.7	1.5

Total gross profit	$330.0	$(0.2)	$17.6	$312.6

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2003	Actual	Construction	Dispositions	Comparable

	(Restated)	(Dollars in millions)		(Restated)
North America
Funeral revenue	$1,143.9	$0.4	$96.5	$1,047.0
Cemetery revenue	572.2	—	20.5	551.7

	1,716.1	0.4	117.0	1,598.7

Other foreign
Funeral revenue	595.9	—	584.6	11.3
Cemetery revenue	1.2	—	1.2	—

	597.1	—	585.8	11.3

Total revenues	$2,313.2	$0.4	$702.8	$1,610.0

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2003	Actual	Construction	Dispositions	Comparable

	(Restated)	(Dollars in millions)		(Restated)

North America
Funeral gross profits	$202.6	$(0.1)	$8.8	$193.9
Cemetery gross profits	82.4	—	4.5	77.9

	285.0	(0.1)	13.3	271.8

Other foreign
Funeral gross profits	71.1	—	68.2	2.9
Cemetery gross profits	0.1	—	0.1	—

	71.2	—	68.3	2.9

Total gross profit	$356.2	$(0.1)	$81.6	$274.7

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

	(Restated)
	(Dollars in millions, except
	average revenue per funeral
	service)
Comparable North America funeral revenue	$1,104.7	$1,047.6	$1,047.0
Less: GA revenues(1)	27.7	27.8	26.2
Kenyon revenues(2)	23.9	3.4	12.0

Adjusted Comparable North America funeral revenue	$1,053.1	$1,016.4	$1,008.8
Comparable North America funeral services performed	238.8	235.5	239.5
Comparable North America average revenue per funeral service	$4,410	$4,316	$4,212

(1)	GA revenues are commissions we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon International Emergency Services (Kenyon) is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenues and gross profits associated with Kenyon are subject to significant variation due to the nature of its operations.

Funeral Results

Funeral Revenue
      Consolidated revenues from funeral operations declined by $104.5 million in 2005 compared to 2004 primarily due to the sale of funeral operations in France which contributed $127.3 million in revenues during 2004. The decrease in revenues related to our former French operations was offset by an increase in North America revenues of $23.5 million. This increase was primarily due to an increase in Kenyon’s revenues of $20.4 million over prior year resulting from disaster management services provided in Asia, Greece and the U.S. gulf coast. Consolidated funeral revenues in 2004 decreased $480.0 million compared to 2003, largely because of the March 2004 disposition of funeral operations in France, which represented $457.3 million of the decline.

      North America comparable revenue increased $57.1 million over 2004. Increases in Kenyon revenue as described above contributed $20.5 million of the increase. The remaining increase was primarily a result of an increase in comparable atneed revenue resulting from an increase in funeral volume and a higher average revenue per funeral. Comparable funeral revenue in North America increased by $0.6 million, or less than 1%, from 2003 levels, primarily due to an $8.6 million decrease in Kenyon revenue from 2003 disaster management services related to the World Trade Center disaster and a decline in funeral volume, which were more than offset by an increase in the average revenue per funeral service and an increase in GA revenue.

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

Funeral Volume
      North America comparable funeral volume increased in 2005 compared to 2004. This increase included a 4.8% increase in cremations and a relatively stable number of traditional interments which resulted from increased volume due, in part, to marketing initiatives implemented in 2005. The funeral volumes of SCI’s comparable locations in North America were 1.7% less in 2004 than in 2003. We believe these results are better than or consistent with those reported by other companies in the funeral service and casket manufacturing industries and that they are primarily reflective of the number of deaths in our regions. Over time, we believe the decline in the number of deaths will stabilize because of the aging population. For a further description of our initiatives to grow revenues, see the Focus on Profitable Growth section earlier in this Item of this amended Form 10-K.

Funeral Gross Profit
      Consolidated funeral gross profits decreased $11.6 million in 2005, primarily due to an $11.6 million decline related to the disposition of our French operations in March 2004. In 2004, consolidated funeral gross profits decreased $45.9 million from 2003, primarily because of a $56.7 million decline related to the disposition of French operations early in 2004. Gross profits from the French funeral operations were $11.6 million through March 2004 when compared to $68.3 million for the full year of 2003.
      Our comparable North America funeral gross profit improved $5.2 million (2.5%) in 2005 versus 2004; however, the comparable funeral gross margin percentage decreased to 19.3% compared to 19.8% in 2004. Despite the improved revenues discussed above, margin percentages declined because of increased costs, which included a $4.7 million effect from our change in accounting for deferred selling costs as well as inflationary increases in merchandise costs, increases in group health and pension costs, and increased costs related to our trust reconciliation projects and Sarbanes-Oxley compliance activities. Comparable funeral gross profits from operations in North America increased $14.0 million in 2004 compared to 2003 despite a decline in North America comparable funeral revenues. This increase was a result of reduced overhead costs and lower pension expenses, which were partially offset by declines in revenue from Kenyon. The comparable funeral gross margin percentage improved to 19.8% in 2004, compared to 18.5% in 2003.

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

Cemetery Gross Profits
      Consolidated cemetery gross profits decreased $20.3 million in 2005 as compared to 2004. These declines were due to the decrease in revenue discussed above, coupled with a $9.5 million negative impact from our change in accounting related to deferred selling costs. In 2004, consolidated cemetery gross profits increased $19.7 million from 2003, which resulted primarily from a reduction in North American overhead costs, pension expenses and maintenance expenses.
      North America comparable cemetery gross profits decreased $20.2 million in 2005 compared to 2004 due to the decrease in revenue and the change in accounting for deferred selling costs described above. The comparable cemetery gross margin percentage decreased to 15.1% in 2005 from 18.8% in 2004. North America comparable cemetery gross margin increased $25.3 million (32.5%) in 2004 compared to 2003. Gross margin percentages improved from 14.1% to 18.8% for the same period. These improvements were driven by increased revenues as discussed above and reductions in overhead costs, pension expenses and maintenance expenses due to increased focus on our cost structure.

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
      Excluding litigation expenses and accelerated system amortization costs in all periods, general and administrative expenses in 2005 were $84.8 million compared to $69.8 million in 2004 and $68.9 million in 2003. Increased costs associated with Sarbanes-Oxley compliance efforts were partially offset by reductions in information technology and other overhead expenses.

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
      In 2004, we recognized a $25.8 million net pretax gain from our disposition activities, including a $41.2 million gain from the sale of our equity and debt holdings in our former United Kingdom operations and a $6.4 million gain from the disposition of our French funeral operations. These gains were partially offset by net losses associated with various dispositions in North America. In 2003, we recognized a net pretax gain of $50.7 million primarily related to the sale of our equity holdings in our former operations in Australia and Spain. For further information regarding gains and impairment losses on dispositions see note twenty to the consolidated financial statements in Item 8 of this amended Form 10-K.

Interest Expense
      Interest expense decreased to $103.7 million in 2005, compared to $119.3 million in 2004 and $140.0 million in 2003. The decline of $36.3 million, or 25.9%, in interest expense between 2003 and 2005 reflects the Company’s improved capital structure. Between 2003 and 2005, the Company reduced its total debt by more than $500 million by generating improved operating cash flows and through its successful asset divestiture programs, which produced more than $750 million in net cash proceeds.

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

(Provision) Benefit for Income Taxes
      The consolidated effective tax rate in 2005 resulted in a provision of 37.5%, compared to a benefit of 6.8% in 2004 and a provision of 27.6% in 2003. The 2005 tax rate was negatively impacted by permanent differences between the book and tax bases of North American asset dispositions and was partially offset by state net operating loss benefits. The 2004 tax rate was favorably impacted by tax benefits resulting from the disposition of our operations in France and the United Kingdom and from state net operating losses realized in 2004. The tax benefits from dispositions result from differences between book and tax bases and from the reversal of tax liabilities that were then recorded as warranty indemnification liabilities.

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
      Operating Activities — Cash flows from operating activities increased by $218.7 million to $312.9 million in 2005 compared to 2004. The 2004 cash flows from operating activities of $94.2 million declined by $280.1 million as compared to the operating cash flows in 2003. Included in 2005 was a federal income tax refund of $29.0 million. Included in 2004 was the payment of $131.1 million related to the resolution of certain litigation matters, a $20.0 million voluntary cash contribution to our pension plan, and the payment of $11.4 million to retire life insurance policy loans related to our SERP and Senior SERP retirement programs. Included in 2003 was a tax refund of $94.5 million and disbursements of $27.1 million (net of insurance recoveries) related to the resolution of certain litigation matters.
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
      Payments of debt were $85.8 million in 2005 primarily related to the $63.5 million final payment of 6.00% notes due December 2005 and $14.5 million in note payments. Payments of debt were $177.8 million in 2004 primarily related to the repayment of $111.2 million of the 7.375% notes due 2004 and $50.8 million of 8.375% notes due in 2004.
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

Debt
      Our financial condition continues to improve as demonstrated by the following trend in our cash and debt balances at December 31:

	December 31,

	2005	2004	2003	2002

	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions)
Total debt	$1,207.2	$1,278.5	$1,713.0	$1,985.7
Cash and cash equivalents	446.8	287.8	239.4	200.6

Total debt less cash and cash equivalents	$760.4	$990.7	$1,473.6	$1,785.1

      In 2005, we continued to increase our cash balance while simultaneously reducing our total debt. Total debt less cash and cash equivalents at December 31, 2005 was $760.4 million, representing our lowest levels since 1990. Total debt less cash and cash equivalents has been reduced by approximately $1.0 billion or almost 60% since December 31, 2002. This reduction is a result of improved operating cash flows and a successful asset divestiture programs that produced almost $1.2 billion of net cash proceeds.

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

	Payments Due by Period

Contractual Obligations	2006	2007 - 2008	2009 - 2010	Thereafter	Total

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in millions)
Current maturities of long-term debt(1)	$20.7	$—	$—	$—	$20.7
Long-term debt maturities(1)	—	225.6	347.6	613.3	1,186.5
Interest obligation on long-term debt	90.2	158.2	96.9	250.4	595.7
Casket purchase agreement(2)	48.0	—	—	—	48.0
Operating lease agreements(3)	34.1	54.9	35.1	57.7	181.8
Employment, consulting and non-competition agreements(4)	21.6	21.5	4.2	2.3	49.6

Total contractual obligations	$214.6	$460.2	$483.8	$923.7	$2,082.3

(1)	Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit agreement contains a maximum leverage ratio and a minimum interest coverage ratio. See note eleven to the consolidated financial statements in Item 8 of this amended Form 10-K for additional details of our long-term debt.

(2)	We have executed a purchase agreement with a major casket manufacturer for our North America operations with an original minimum commitment of $750 million, covering a six-year period that expired in 2004. The agreement contained provisions for annual price adjustments and provided for a one-year extension to December 31, 2005, which we elected to extend in order to satisfy our commitment. In January 2005, we again amended the original purchase agreement to allow us to continue purchasing caskets through 2006, subject to price increase limitations. At December 31, 2005, our remaining casket purchase commitment under the agreement was $48.0 million. See note fourteen to the consolidated financial statements in Item 8 of this amended Form 10-K for additional details related to this purchase agreement.

(3)	The majority of our operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our operating leases primarily relate to funeral service locations, automobiles, limousines, hearses, cemetery operating and maintenance equipment and two aircraft. We have residual value exposures related to certain operating leases of approximately $22.2 million. We believe it is unlikely that we will have to make future cash payments related to these residual value exposures.

In order to eliminate the variable interest rate risk in the Company’s operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements subsequent to December 31, 2005. Based on the amended terms, these leases have been converted from operating leases to capital leases for accounting purposes in 2006. See note fourteen to the consolidated financial statements in Item 8 of this amended Form 10-K for additional details related to leases.

(4)	We have entered into management employment, consulting and non-competition agreements which contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees of the Company and former owners of businesses acquired. The contractual obligation amounts pertain to the total commitment outstanding under these agreements and may not be indicative of future expenses to be incurred related to these agreements due to cost rationalization programs completed by the Company. Agreements with contractual periods less than one year are excluded. See note fourteen to the consolidated financial statements in Item 8 of this amended Form 10-K for additional details related to these agreements.

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

	Expiration by Period

Commercial and Contingent Obligations	2006	2007 - 2008	2009 - 2010	Thereafter	Total

	(Dollars in millions)
Surety obligations(1)	$285.7	$—	$—	$—	$285.7
Letters of credit(2)	54.7	—	—	—	54.7
Representations and warranties(3)	9.4	24.1	—	—	33.5
Income distributions from trust(4)	15.8	—	—	—	15.8

Total commercial and contingent obligations	$365.6	$24.1	$—	$—	$389.7

(1)	To support our operations, we have engaged certain surety companies to issue surety bonds on our behalf for customer financial assurance or as required by state and local regulations. The surety bonds are primarily obtained to provide assurance for our preneed funeral and preneed cemetery obligations, which are appropriately presented as liabilities in the consolidated balance sheet as Deferred preneed funeral contract revenues and Deferred cemetery contract revenues. The total outstanding surety bonds at December 31, 2005 were $329.3 million. Of this amount, $313.6 million was related to preneed funeral and preneed cemetery obligations. When we use surety bonds for preneed funeral and cemetery obligations, the bond amount required is based on the calculated trusting requirements as if the contract was paid in full at the time of sale. When we deposit funds into state-mandated trust funds, however, the amount deposited is generally based on the amount of cash received and payment application rules in the state trust requirements. Therefore, in the event all of the surety companies canceled or did not renew our outstanding surety bonds, which are generally renewed for twelve-month periods, we would be required to either obtain replacement assurance or fund approximately $285.7 million, as of December 31, 2005, primarily into state-mandated trust accounts. At this time, we do not believe we will be required to fund material future amounts related to these surety bonds.

(2)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2005, the full amount of the letters of credit was supported by our credit facility which expires August 2007.

(3)	In addition to the letters of credit described above, we currently have contingent obligations of $33.5 million related to our asset sale and joint venture transactions. We have agreed to guarantee certain representations and warranties associated with such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $6.8 million included in Deferred charges and other assets pledged as collateral for certain of these contingent obligations. We do not believe we will ultimately be required to fund to third parties any claims against these representations and warranties. During the year ended December 31, 2004, we recognized $35.8 million of contractual obligations related to representations and warranties associated with the disposition of our funeral operations in France. The remaining obligations of $24.1 million at December 31, 2005 is primarily related to taxes and certain litigation matters. This amount is recorded in Other liabilities in our consolidated balance sheet. See note twenty to the consolidated financial statements in Item 8 of this amended Form 10-K for addition information related to the disposition of our French operations.

(4)	In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. In the event of market declines, we may be required to re-deposit portions or all of these amounts into the respective trusts in some future period.

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
      The information presented below should be read in conjunction with notes twelve and thirteen to the consolidated financial statements in Item 8 of this amended Form 10-K.
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
      At December 31, 2005 and 2004, 99% of our total debt consisted of fixed rate debt at a weighted average rate of 7.11% and 7.07%, respectively.
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
Marketable Equity and Debt Securities — Price Risk
      In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2005 are presented in notes five, six, and seven to the consolidated financial statements in Item 8 of this amended Form 10-K.

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
      As discussed in note two to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003.

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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 3, 2006, except for note two to the consolidated financial statements, as to which the date is August 9, 2006.

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
	(In thousands, except per share amounts)
Revenues	$1,715,737	$1,831,225	$2,313,177
Costs and expenses	(1,417,592)	(1,501,211)	(1,956,967)

Gross profits	298,145	330,014	356,210
General and administrative expenses	(84,834)	(130,884)	(178,127)
Gains and impairment (losses) on dispositions, net	(26,093)	25,797	50,677
Other operating expense	—	—	(9,004)

Operating income	187,218	224,927	219,756
Interest expense	(103,733)	(119,293)	(139,964)
Interest income	16,706	13,453	6,215
(Loss) gain on early extinguishment of debt, net	(14,258)	(16,770)	1,315
Other income, net	2,774	9,703	8,345

Income from continuing operations before income taxes and cumulative effects of accounting changes	88,707	112,020	95,667
(Provision) benefit for income taxes	(33,233)	7,650	(26,402)

Income from continuing operations before cumulative effects of accounting changes	55,474	119,670	69,265
Income from discontinued operations (net of income tax (provision) benefit of $(4,764), $49,175 and $(1,876), respectively)	4,123	41,584	15,809
Cumulative effects of accounting changes (net of income tax benefit of $117,428 and $22,907, respectively)	(187,538)	(50,593)	—

Net (loss) income	$(127,941)	$110,661	$85,074

Basic earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.19	$.38	$.23
Income from discontinued operations, net of tax	.01	.13	.05
Cumulative effects of accounting changes, net of tax	(.62)	(.16)	—

Net (loss) income	$(.42)	$.35	$.28

Basic weighted average number of shares	302,213	318,737	299,801

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effects of accounting changes	$.18	$.37	$.23
Income from discontinued operations, net of tax	.01	.12	.05
Cumulative effects of accounting changes, net of tax	(.61)	(.15)	—

Net (loss) income	$(.42)	$.34	$.28

Diluted weighted average number of shares	306,745	344,675	300,790

Dividends declared per share	$.10	$—	$—

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED BALANCE SHEET

	December 31,

	2005	2004

	(Restated)	(Restated)
	note 2	note 2
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$446,782	$287,785
Receivables, net	97,747	102,622
Inventories	68,327	81,526
Current assets of discontinued operations	—	11,085
Other	37,527	53,820

Total current assets	650,383	536,838

Preneed funeral receivables and trust investments	1,226,192	1,267,784
Preneed cemetery receivables and trust investments	1,288,515	1,399,778
Cemetery property, at cost	1,355,654	1,509,599
Property and equipment, at cost, net	950,174	978,861
Non-current assets of discontinued operations	—	4,367
Deferred charges and other assets	249,581	631,839
Goodwill	1,123,888	1,169,040
Cemetery perpetual care trust investments	700,382	729,048

	$7,544,769	$8,227,154

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$231,693	$221,235
Current maturities of long-term debt	20,716	78,164
Current liabilities of discontinued operations	—	7,111
Income taxes payable	20,359	7,850

Total current liabilities	272,768	314,360

Long-term debt	1,186,485	1,200,353
Deferred preneed funeral revenues	535,384	540,794
Deferred preneed cemetery revenues	792,485	803,144
Deferred income taxes	138,677	274,463
Non-current liabilities of discontinued operations	—	58,225
Other liabilities	326,985	437,298
Non-controlling interest in funeral and cemetery trusts	2,015,811	2,050,658
Non-controlling interest in perpetual care trusts	694,619	704,912
Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 294,808,872 and 323,225,352 issued and outstanding (net of 48,962,063 and 18,502,478 treasury shares at par)	294,809	323,225
Capital in excess of par value	2,182,745	2,395,057
Unearned compensation	(3,593)	(2,022)
Accumulated deficit	(962,905)	(834,964)
Accumulated other comprehensive income (loss)	70,499	(38,349)

Total stockholders’ equity	1,581,555	1,842,947

	$7,544,769	$8,227,154

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(127,941)	$110,661	$85,074
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(4,123)	(41,584)	(15,809)
Loss (gain) on early extinguishments of debt	14,258	16,770	(1,315)
Premiums paid on early extinguishments of debt	(12,186)	(13,817)	—
Cumulative effects of accounting changes, net of tax	187,538	50,593	—
Depreciation and amortization	87,885	145,189	161,443
Provision for deferred income taxes	25,191	18,283	2,142
Gains and impairment (losses) on dispositions, net	26,093	(25,797)	(50,677)
Other operating expense	—	—	9,004
Payments on restructuring charges	(10,723)	(14,000)	(14,155)
Litigation payments	(3,126)	(164,566)	(30,782)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	18,915	45,983	(59,156)
Decrease in other assets	43,859	5,946	68,357
Increase in litigation accrual	370	60,800	99,420
Increase (decrease) in payables and other liabilities	13,943	(54,310)	92,407
Net effect of preneed funeral production and maturities	5,176	(20,989)	4,061
Net effect of preneed cemetery production and deliveries	52,981	(28,691)	2,382
Other	86	(1,971)	17,890

Net cash provided by operating activities from continuing operations	318,196	88,500	370,286
Net cash (used in) provided by operating activities from discontinued operations	(5,344)	5,656	3,973

Net cash provided by operating activities	312,852	94,156	374,259
Cash flows from investing activities:
Capital expenditures	(99,416)	(95,619)	(115,471)
Proceeds from divestitures and sales of property and equipment	111,722	57,749	76,577
Proceeds from dispositions of foreign operations, net of cash retained	151,692	330,829	73,940
Indemnity payments related to the sale of former funeral operations in France	(2,105)	(2,401)	—
Payment of contingent obligations to former owners of acquired business	—	(48,749)	—
Net withdrawals (deposits) of restricted funds and other	9,334	51,378	(71,939)

Net cash provided by (used in) investing activities from continuing operations	171,227	293,187	(36,893)
Net cash used in investing activities from discontinued operations	(212)	(3,663)	(529)

Net cash provided by (used in) investing activities	171,015	289,524	(37,422)
Cash flows from financing activities:
Payments of debt	(85,812)	(177,816)	(91,131)
Proceeds from long-term debt issued	292,541	241,802	—
Debt issue costs	(1,038)	(358)	—
Early extinguishments of debt	(291,277)	(299,961)	(200,349)
Proceeds from exercise of stock options	7,834	10,605	1,097
Purchase of Company common stock	(225,152)	(110,258)	—
Payments of dividends	(22,637)	—	—
Other	(844)	—	(9,917)

Net cash used in financing activities from continuing operations	(326,385)	(335,986)	(300,300)
Effect of foreign currency	1,515	660	2,269

Net increase in cash and cash equivalents	158,997	48,354	38,806
Cash and cash equivalents at beginning of period	287,785	239,431	200,625

Cash and cash equivalents at end of period	$446,782	$287,785	$239,431

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

							Accumulated
							Other
			Treasury	Capital in			Comprehensive
	Outstanding	Common	Stock, Par	Excess of	Unearned	Accumulated	(Loss)
	Shares	Stock	Value	Par Value	Compensation	Deficit	Income	Total

						(Restated)	(Restated)	(Restated)
						note 2	note 2	note 2
Balance at December 31, 2002	297,010	$299,526	$(2,516)	$2,259,936	$—	$(1,030,699)	$(207,385)	$1,318,862
Comprehensive income:
Net income						85,074		85,074
Other comprehensive income:
Foreign currency translation							92,504	92,504
Minimum pension liability adjustment, net							132	132

Total other comprehensive income								92,636

Total comprehensive income								177,710
Common Stock:
Stock option exercises and other	471	424	47	1,909				2,380
Contributions to employee 401(k)	4,559	4,559		12,819				17,378

Balance at December 31, 2003	302,040	304,509	(2,469)	2,274,664	—	(945,625)	(114,749)	1,516,330
Comprehensive income:
Net income						110,661		110,661
Other comprehensive income:
Foreign currency translation							(9,242)	(9,242)
Minimum pension liability adjustment, net							36,636	36,636
Reclassification for translation adjustments realized in net income, net							45,878	45,878

Total other comprehensive income								73,272

Total comprehensive income								183,933
Common Stock:
Stock option exercises and other	2,756	2,756		8,406				11,162
Tax benefit from stock options exercised				2,482				2,482
Contributions to employee 401(k)	2,692	2,000	692	15,435				18,127
Debenture conversions	32,034	32,034		185,120				217,154
Restricted stock award, net of forfeitures	428	428		2,483	(2,911)			—
Restricted stock amortization					889			889
Purchase of Company common stock	(16,725)		(16,725)	(93,533)				(110,258)

Balance at December 31, 2004	323,225	341,727	(18,502)	2,395,057	(2,022)	(834,964)	(38,349)	1,842,947
Comprehensive loss:
Net loss						(127,941)		(127,941)
Other comprehensive income:
Foreign currency translation							7,260	7,260
Reclassification for translation adjustments realized in net loss, net							101,588	101,588

Total other comprehensive income								108,848

Total comprehensive loss								(19,093)
Dividends on common stock ($.10 per share)				(30,052)				(30,052)
Common Stock:
Stock option exercises and other	2,044	2,044		6,183				8,227
Tax benefit from stock options exercised				2,592				2,592
Restricted stock award, net of forfeitures	496		496	3,161	(3,657)			—
Restricted stock amortization					2,086			2,086
Purchase of Company common stock	(30,956)		(30,956)	(194,196)				(225,152)

Balance at December 31, 2005	294,809	$343,771	$(48,962)	$2,182,745	$(3,593)	$(962,905)	$70,499	$1,581,555

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
Note Two

Restatement of Financial Statements
      The Company has restated herein its previously issued consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and its unaudited quarterly financial data for each of the interim periods of 2005 and 2004. This restatement corrects errors related to (1) the miscalculation of the Company’s actuarially determined pension benefit obligation, (2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases but should have been accounted for as capital leases, and (3) other out-of-period adjustments previously identified by the Company but deemed to be not material either individually or in the aggregate.
      All applicable amounts related to this restatement have been reflected in the Company’s consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-K/A.

Pension Benefit Obligation
      As previously disclosed in the Company’s 2004 Form 10-K, effective January 1, 2004, the Company adopted a new accounting policy related to the accounting for actuarial gains and losses in its pension plan. Under the new accounting policy, the Company began recognizing such actuarial gains and losses in its consolidated statement of operations as they occurred. Previously, the Company amortized the difference between actual and expected investment returns and other actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). As a result of this accounting change, the Company recognized an after-tax charge in its 2004 financial statements, representing the cumulative effect of this accounting change, of $33,599 ($54,873 before tax). This amount represented the accumulated unrecognized net losses related to the pension plan assets and liabilities as of January 1, 2004.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the second quarter of 2006, the Company discovered that its actuarially determined pension benefit obligation (PBO) had been incorrectly calculated for the years ended December 31, 2005, 2004, 2003, and 2002 as the impact of pending lump sum cash settlements in the PBO calculation at the end of each respective year had been inadvertently omitted. The net aggregate pre-tax impact of this error over the four-year period ended December 31, 2005 was $4,233. Had this PBO calculation been correct at the January 1, 2004 date of the Company’s accounting policy change, the Company would have recognized an additional cumulative effect of accounting change of $4,961 ($3,037 after tax) in its December 31, 2004 consolidated statement of operations, as the vast majority of the impact of previously unrecognized pending lump sum settlements for 2002 and 2003 would have been recognized in connection with the accounting policy change.
      In addition, the Company identified an actuarial calculation error that resulted in an understatement of pension expense of $1,940 in the fourth quarter of 2005.

Lease Accounting
      During the first quarter of 2006, the Company determined that certain of its leases related to funeral home properties that were previously accounted for as operating leases should have been accounted for as capital leases. The aggregate pre-tax adjustment to the Company’s previously reported consolidated financial statements is $2,677, of which $657 relates to the three years ended December 31, 2005. The remaining $2,020 relates to periods prior to January 1, 2003.

Other Out-of-Period Adjustments
      The Company has also included in the appropriate periods in its restated financial statements other adjustments that were previously identified but deemed to be not material, either individually or in the aggregate, and therefore had been initially corrected in a subsequent period. Such adjustments impacted the timing of expense items, including income tax expenses previously recorded in the first quarter of 2006. The cumulative amount of such out-of-period adjustments was a net aggregate decrease to pre-tax income of $1,079 and an additional $496 of income tax expense for the year ended December 31, 2005.

Materiality Assessment
      The Company evaluated the materiality of these adjustments to its previously issued interim and annual financial statements, including its interim financial statements as of and for the three months ended March 31, 2006. The Company determined that the impact of these errors was not material to its previously issued consolidated financial statements; however, the Company further determined that the cumulative correction of the errors in the second quarter of 2006 would have been material to the current period. Therefore, in accordance with paragraph 29 of Accounting Principles Board Opinion No. 28 and the SEC’s Staff Accounting Bulletin (SAB) Topic 5-F, the Company is restating its previously issued financial statements to reflect the correction of the errors in each of the periods affected. As a result, the Company has restated herein its previously issued consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and its unaudited quarterly financial data for each of the interim periods of 2005 and 2004.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of these adjustments on the Company’s consolidated statement of operations for each of the three years in the period ended December 31, 2005 is detailed below (in thousands except per share amounts):

	For the Year Ended
	December 31, 2005

	As Reported	As Restated

Revenues	$1,715,605	$1,715,737
Cost and expenses	(1,416,778)	(1,417,592)
Gross profits	298,827	298,145
Operating income	187,922	187,218
Interest expense	(102,337)	(103,733)
Income from continuing operations before income taxes and cumulative effects of accounting changes	90,807	88,707
Provision for income taxes	(34,122)	(33,233)
Net loss	$(126,730)	$(127,941)
Earnings per share:
Basic	$(.42)	$(.42)
Diluted	$(.41)	$(.42)

	For the Year Ended		For the Year Ended
	December 31, 2004		December 31, 2003

	As	As	As	As
	Reported	Restated	Reported	Restated

Revenues	$1,831,225	$1,831,225	$2,313,177	$2,313,177
Costs and expenses	$(1,502,696)	$(1,501,211)	$(1,957,392)	$(1,956,967)
Gross profits	328,529	330,014	355,785	356,210
Operating income	223,430	224,927	219,353	219,756
Interest expense	(117,910)	(119,293)	(138,625)	(139,964)
Income from continuing operations before income taxes and cumulative effects of accounting changes	111,906	112,020	96,603	95,667
Benefit (provision) for income taxes	8,194	7,650	(27,347)	(26,402)
Income from continuing operations before cumulative effects of accounting changes	120,100	119,670	69,256	69,265
Cumulative effects of accounting changes	(47,556)	(50,593)	—	—
Net income	$114,128	$110,661	$85,065	$85,074
Earnings per share:
Basic	$.36	$.35	$.28	$.28
Diluted	$.35	$.34	$.28	$.28

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of this restatement on the Company’s previously reported consolidated balance sheet as of December 31, 2005 and 2004 is set forth below (in thousands):

	December 31, 2005		December 31, 2004

	As	As	As	As
	Reported	Restated	Reported	Restated

Selected consolidated balance sheet data:
Property and equipment, at cost, net	$942,229	$950,174	$970,547	$978,861
Deferred charges and other assets	249,449	249,581	631,839	631,839
Total assets	7,536,692	7,544,769	8,218,840	8,227,154
Accounts payable and accrued liabilities	231,129	231,693	221,877	221,235
Current maturities of long-term debt	20,468	20,716	77,950	78,164
Long-term debt	1,175,463	1,186,485	1,189,163	1,200,353
Deferred income taxes	141,676	138,677	276,572	274,463
Other liabilities	320,812	326,985	431,917	437,298
Stockholders’ equity	1,588,486	1,581,555	1,848,667	1,842,947
Total liabilities and stockholders’ equity	$7,536,692	$7,544,769	$8,218,840	$8,227,154
      The aggregate impact to the Company’s accumulated deficit balance as of January 1, 2003 was an increase of $2,262.
      The effect of this restatement on the Company’s previously reported consolidated statement of cash flows for the three years in the period ended December 31, 2005 is as follows (in thousands):

	Year Ended
	December 31, 2005

	As	As
	Reported	Restated

Net cash provided by operating activities	$312,658	$312,852
Net cash used in financing activities	(326,191)	(326,385)

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003

	As	As	As	As
	Reported	Restated	Reported	Restated

Net cash provided by operating activities	$93,988	$94,156	$374,108	$374,259
Net cash used in financing activities	(335,818)	(335,986)	(300,149)	(300,300)
Note Three

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of SCI and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
      In 2005, the Company classified cash premiums paid to early extinguish debt as a component of operating activities. The Company has reclassified prior periods to conform to this presentation. For the year ended December 31, 2004, cash premiums of approximately $13,817 were reclassified from financing activities to operating activities. No cash premiums were paid to early extinguish debt during 2003. Certain other reclassifications have been made to prior years to conform to current period presentation with no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Property and Equipment, Net
      Property and equipment, net are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is provided using the straight line method over the estimated useful lives of the various classes of assets. Property is depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation expense related to property, plant and equipment totaled $60,725, $60,800 and $80,432 for the years ended December 31, 2005, 2004 and 2003, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations.

Leases
      The Company has lease arrangements primarily related to funeral service locations and transportation lease agreements which were primarily classified as operating leases at December 31, 2005. Lease terms related to funeral home properties generally range from one to 35 years with options to renew at varying terms. Lease terms related to transportation agreements generally range from one to five years with options to renew at varying terms. The Company calculates operating lease expense using the straight line method prescribed by generally accepted accounting principles. The Company considers reasonably assured renewal options and

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fixed escalation provisions in its calculation. For more information related to leases, see note fourteen to these consolidated financial statements.

Goodwill
      The excess of purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases is recorded as goodwill. Goodwill is tested annually for impairment by assessing the fair value of each of the Company’s reporting units (which is generally one level below the Company’s reportable segments). As of December 31, 2005, the Company’s funeral segment reporting units include assets in North America, Germany and Singapore. The Company’s cemetery segment reporting unit includes assets in North America. At December 31, 2005, the Company no longer has goodwill related to its cemetery segment.
      The Company’s policy is to test for impairment of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) annually as of September 30 each year. For the current year, the Company performed this test on September 30, 2005.
      The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill. The Company does not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. The second step of the Company’s goodwill impairment test is required only in situations where the carrying amount of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill (as defined in SFAS 142) to its carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair market value of a reporting unit is determined using a calculation based on multiples of revenue and multiples of EBITDA, or earnings before interest, taxes, depreciation and amortization, of both the Company and its competitors. Based on the Company’s impairment tests at September 30, 2005 and 2004, the Company concluded that there was no impairment of goodwill in accordance with SFAS 142. For more information related to goodwill, see note nine to these consolidated financial statements.

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at their grant dates, net (loss) income and (loss) earnings per share would have changed for the years ended December 31 to the following pro forma amounts:

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Net (loss) income, as reported	$(127,941)	$110,661	$85,074
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(1,767)	(3,220)	(6,720)

Pro forma net (loss) income	$(129,708)	$107,441	$78,354

Basic (loss) earnings per share, as reported	$(.42)	$.35	$.28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.01)	(.01)	(.02)

Pro forma basic (loss) earnings per share	$(.43)	$.34	$.26

Diluted (loss) earnings per share, as reported	$(.42)	$.34	$.28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(.01)	(.01)	(.02)

Pro forma diluted (loss) earnings per share	$(.43)	$.33	$.26

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
      The Company currently computes stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R “Share-Based Payment” (SFAS 123R), the Company will amortize new option grants to such retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. If the Company had historically computed stock-based compensation cost for these employees under this acceler-

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ated method, $372 or less than $.01 per diluted share of after-tax compensation cost would have been accelerated and cumulatively included in the pro forma expense above through December 31, 2005. The tax benefit associated with the additional compensation expense discussed above would have been $200 for the year ended December 31, 2005.

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Income Taxes
      Income taxes are computed using the liability method. Deferred taxes are provided on all temporary differences between the financial bases and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realization exists. The Company intends to permanently reinvest the unremitted earnings of certain of its foreign subsidiaries in those businesses outside the United States and, therefore, has not provided for deferred federal income taxes on such unremitted foreign earnings. For more information related to income taxes, see note ten to the consolidated financial statements.

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
Note Four

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

Other-Than-Temporary Impairments
      In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP supersedes EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Than-Temporary Impairment and Its Application to Certain Investments) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary analysis conducted in periods beginning after December 15, 2005. The Company adopted the provisions of FSP FAS 115-1 as of January 1, 2006 and as of the date of adoption, this statement had no material impact on the Company’s consolidated financial statements.

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

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003

		Deferred			Deferred
		Selling			Selling
		Costs, Net			Costs, Net
	Historical	(1)	Pro forma	Historical	(1)	Pro Forma

	(Restated)		(Restated)	(Restated)		(Restated)
	note 2		note 2	note 2		note 2
Gross profits:
Funeral	$227,812	$(4,735)	$223,077	$273,764	$(4,245)	$269,519
Cemetery	102,202	(9,533)	92,669	82,446	(6,416)	76,030

	330,014	(14,268)	315,746	356,210	(10,661)	345,549
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$112,020	$(14,268)	$97,752	$95,667	$(10,661)	$85,006
Net income (loss)	$110,661	$(9,403)	$101,258	$85,074	$(6,535)	$78,539
Amounts per common share:
Net income (loss) — basic	$.35	$(.03)	$.32	$.28	$(.02)	$.26
Net income (loss) — diluted	$.34	$(.03)	$.31	$.28	$(.02)	$.26

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.

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
      Under the modified-prospective method, the Company will recognize compensation expense in its consolidated financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after December 31, 2005, as well as for any awards that were granted prior to December 31, 2005 for which requisite service will be provided after December 31, 2005. The compensation expense on awards granted prior to December 31, 2005 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation included in prior filings. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. See note fifteen to the consolidated financial statements for further information on the Company’s stock-based compensation plans.

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

Pension Plans
      Effective January 1, 2004, the Company changed its accounting for gains and losses on its pension plan assets and obligations. The Company now recognizes pension gains and losses in its consolidated statement of operations as such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes the new method of accounting better reflects the economic nature of its pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, the Company recognized a cumulative effect charge of $36,636 (net of tax) as of January 1, 2004. This amount represented accumulated unrecognized net losses related to the pension plan assets and liabilities. Under the new accounting policy, the Company records net pension expense or income reflecting estimated returns on plan assets and obligations for its interim financial statements, and recognizes actual gains and losses on plan assets and obligations for the full-year (annual) financial statements as actuarial information becomes available upon review of the annual remeasurement. See note sixteen to these consolidated financial statements for additional information on pensions.
Note Five

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

Note Seven

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

	December 31, 2005			December 31, 2005

	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care

Trust investments, at market value	$1,046,958	$982,755	$2,029,713	$700,382
Less:
Accrued trust operating payables, deferred taxes and other	5,054	8,848	13,902	5,763

Non-controlling interest	$1,041,904	$973,907	$2,015,811	$694,619

	December 31, 2004			December 31, 2004

	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care

Trust investments, at market value	$1,085,777	$1,030,429	$2,116,206	$729,048
Less:
Debt associated with certain trust investments	31,800	27,367	59,167	17,759
Accrued trust operating payables, deferred taxes and other	3,906	2,475	6,381	6,377

	35,706	29,842	65,548	24,136

Non-controlling interest	$1,050,071	$1,000,587	$2,050,658	$704,912

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

Note Ten

Income Taxes
      The provision or benefit for income taxes includes U.S. federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.
      Income from continuing operations before income taxes and cumulative effects of accounting changes for the years ended December 31 is as follows:

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
United States	$71,311	$66,155	$4,829
Foreign	17,396	45,865	90,838

	$88,707	$112,020	$95,667

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Current:
United States	$2,328	$(27,916)	$2,050
Foreign	2,244	2,769	17,904
State and local	3,470	(786)	4,306

	$8,042	$(25,933)	$24,260
Deferred:
United States	$38,128	$10,662	$332
Foreign	6,041	10,311	6,913
State and local	(18,978)	(2,690)	(5,103)

	$25,191	$18,283	$2,142

	$33,233	$(7,650)	$26,402

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
      The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended December 31 were as follows:

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Computed tax provision at the applicable federal statutory income tax rate	$31,048	$39,207	$33,483
State and local taxes, net of federal income tax benefits	(10,081)	(2,259)	(518)
Dividends received deduction and tax exempt interest	(133)	(588)	(471)
Foreign jurisdiction differences	523	(1,346)	(2,679)
Write down of assets and other losses with no tax benefit	558	(6,915)	119
Tax provision (benefit) associated with dispositions	11,799	(34,297)	(3,350)
Other	(481)	(1,452)	(182)

Provision (benefit) for income taxes	$33,233	$(7,650)	$26,402

Total effective tax rate	37.5%	(6.8)%	27.6%

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

	2005	2004

	(Restated)	(Restated)
	note 2	note 2
Inventories and cemetery property, principally due to purchase accounting adjustments	$382,391	$402,811
Property and equipment, principally related to book-tax differences in depreciation methods and purchase accounting adjustments	33,724	27,040
Goodwill, principally related to book-tax differences in amortization methods	40,541	38,566
Receivables, principally due to sales of cemetery interment rights and related products	—	64,626
Other	—	14,440

Deferred tax liabilities	456,656	547,483

Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	(147,764)	(111,764)
Accrued liabilities	(14,771)	(70,713)
Receivables, principally due to sales of cemetery interment rights and related products	(27,123)	—
Other	(27,642)	—
Loss and tax credit carry-forwards	(126,364)	(141,431)

Deferred tax assets	(343,664)	(323,908)

Valuation allowance	34,829	43,908

Net deferred income tax liabilities	$147,821	$267,483

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Eleven

Debt
      Debt as of December 31, 2005 and 2004 was as follows:

	December 31,	December 31,
	2005	2004

	(Restated)	(Restated)
	note 2	note 2
	(Dollars in thousands, except
	per share data)
6.0% notes due December 2005	$—	$63,801
7.2% notes due June 2006	10,698	150,000
6.875% notes due October 2007	13,497	143,475
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	358,266
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	22,213	30,375
Mortgage notes and other debt, maturities through 2050	41,013	60,076
Unamortized pricing discounts and other	(22,482)	(28,103)

Total debt	1,207,201	1,278,517
Less current maturities	(20,716)	(78,164)

Total long-term debt	$1,186,485	$1,200,353

      The Company’s consolidated debt had a weighted average interest rate of 7.11% and 7.07% at December 31, 2005 and 2004, respectively. Approximately 99% of the total debt had a fixed interest rate at December 31, 2005 and 2004.
      The aggregate maturities of debt for the five years subsequent to December 31, 2005 are as follows:

(Restated)
note 2
2006	$20,716
2007	22,076
2008	203,559
2009	344,943
2010	2,680
2011 and thereafter	613,227

$1,207,201

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On April 22, 2004, the Company extinguished $200,000 aggregate principal amount of the 6.00% notes due 2005, pursuant to the Offer to Purchase, dated March 24, 2004. The Company paid $214,233 to the tendering holders, including a premium and accrued interest. As a result of the transaction, the Company

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized a loss on the early extinguishment of debt of $10,831, recorded in (Loss) gain on early extinguishment of debt, in its consolidated statement of operations. In early May 2004, the Company also purchased $8,650 aggregate principal amount of the 6.00% notes due 2005 in the open market. As a result of these transactions, the Company recognized a loss of $333 recorded in (Loss) gain on early extinguishment of debt, in its consolidated statement of operations.
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

(Restated)
note 2
2005	$95,678
2004	$112,399
2003	$138,090
      Cash interest payments forecasted as of December 31, 2005 for the five years subsequent to December 31, 2005 are as follows:

(Restated)
note 2
2006	$90,189
2007	$85,402
2008	$72,846
2009	$52,370
2010	$44,528
2011 and thereafter	$250,381
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the third quarter of 2005, the Company hedged an 8,200,226 Chilean pesos (CLP) income tax receivable at a forward price of 541 on June 30, 2006. At December 31, 2005, the Company has marked-to-market the income tax receivable and the hedge liability at the spot rate of 514.14. For additional information regarding this matter, see note twenty to these consolidated financial statements.
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the Company’s debt at December 31 was as follows:

	2005	2004

	(Restated)	(Restated)
	note 2	note 2
	(Dollars in thousands, except
	per share data)
6.0% notes due 2005	$—	$64,997
7.2% notes due 2006	10,698	156,188
6.875% notes due 2007	13,632	149,752
6.5% notes due 2008	198,412	200,850
7.7% notes due 2009	360,852	385,136
7.875% debentures due 2013	58,965	60,494
6.75% notes due 2016	246,250	255,000
7.0% notes due 2017	301,500	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	22,102	30,223
Mortgage notes and other debt, maturities through 2050	41,013	60,076

Total fair value of debt	$1,253,424	$1,362,716

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
Note Fourteen

Commitments and Contingencies

Leases
      The Company’s leases principally relate to funeral home facilities and transportation equipment. The majority of the Company’s operating leases contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Rental expense for these leases was $54,171, $67,603 and $75,560 for the years ended December 31, 2005, 2004, and 2003, respectively. As of

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, future minimum lease payments for non-cancelable operating and capital leases exceeding one year are as follows:

	Operating	Capital

	(Restated)	(Restated)
	note 2	note 2
2006	$34,075	$1,781
2007	29,766	1,746
2008	25,157	1,706
2009	20,305	1,676
2010	14,762	1,593
2011 and thereafter	57,744	24,076

Subtotal	181,809	32,578
Less: Subleases	(1,826)	—

Total	$179,983	$32,578

Less: Interest on capital leases		(21,153)

Total principal payable on capital leases		$11,425

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
      The benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options are granted with an exercise price equal to the then current market price of the Company’s common stock. The options are generally exercisable at a rate of 33 1/3 % each year unless alternative vesting methods are approved by the Company’s Compensation Committee of the Board of Directors.
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

Accumulated Other Comprehensive (Loss) Income
      The Company’s components of accumulated other comprehensive (loss) income at December 31 are as follows:

	Foreign	Minimum		Accumulated
	Currency	Pension	Unrealized	Other
	Translation	Liability	Gains and	Comprehensive
	Adjustment	Adjustment	Losses	(Loss) Income

		(Restated)		(Restated)
		note 2		note 2
Balance at December 31, 2002	$(170,617)	$(36,768)	$—	$(207,385)
Activity in 2003	92,504	132	—	92,636

Balance at December 31, 2003	(78,113)	(36,636)	—	(114,749)
Activity in 2004	(9,242)	36,636	—	27,394
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(9,370)	(9,370)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	9,370	9,370
Reclassification for translation adjustment realized in net income	49,006	—	—	49,006

Balance at December 31, 2004	(38,349)	—	—	(38,349)
Activity in 2005	7,260	—	—	7,260
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(69,226)	(69,226)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	69,226	69,226
Reclassification for translation adjustment realized in net loss	101,588	—	—	101,588

Balance at December 31, 2005	$70,499	$—	$—	$70,499

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
      The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive (loss) income. Income taxes are generally not provided for foreign currency translation.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The minimum pension liability adjustment for the year ended December 31, 2004 of $35,062 is net of deferred taxes of $22,202. The minimum pension liability adjustment for the year ended December 31, 2003 of $132 is net of deferred taxes of $81.

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Interest cost on projected benefit obligation	$8,111	$9,160	$10,117
Actual return on plan assets	(7,226)	(10,690)	—
Expected return on plan assets	—	—	(6,808)
Settlement/curtailment charge	—	—	455
Amortization of prior service cost	183	183	183
Recognized net actuarial loss	8,124	693	7,990

	$9,192	$(654)	$11,937

Cumulative effect of accounting change	—	59,834	—

	$9,192	$59,180	$11,937

      The Plans’ funded status at December 31 was as follows (based on valuations as of September 30):

	2005	2004

	(Restated)	(Restated)
	note 2	note 2
Change in Benefit Obligation:
Benefit obligation at beginning of year	$139,742	$147,553
Interest cost	8,111	9,160
Actuarial loss	7,701	2,644
Benefits paid	(18,302)	(19,615)

Benefit obligation at end of year	$137,252	$139,742

Change in Plan Assets:
Fair value of plan assets at beginning of year	$88,550	$74,309
Actual return on plan assets	7,226	10,690
Employer contributions	3,753	23,787
Benefits paid, including expenses	(18,726)	(20,236)

Fair value of plan assets at end of year	$80,803	$88,550

Funded status of plan	$(56,449)	$(51,192)
Unrecognized prior service cost	807	990

Net amount recognized in the Consolidated Balance Sheet	$(55,642)	$(50,202)

Funding Summary:
Projected benefit obligations	$137,252	$139,742
Accumulated benefit obligation	$137,252	$139,742
Fair value of plan assets	$80,803	$88,550
Amounts recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(56,449)	$(51,192)
Intangible asset	807	990

Net amount recognized in the Consolidated Balance Sheet	$(55,642)	$(50,202)

      The retirement benefits under the SERP, Senior SERP and Directors’ Plan are unfunded obligations of the Company. As of December 31, 2005, the benefit obligation of the SERP, Senior SERP and Directors’

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Due to the Company’s change in accounting for gains and losses on pension plan assets and obligations effective January 1, 2004, the change in minimum liability included in Accumulated other comprehensive loss was a decrease of $59,834 in 2004. The Company recorded net pension (expense) income of $(9,192), $654 and ($11,937) for the years ended December 31, 2005, 2004 and 2003, respectively.
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
      Effective January 1, 2004, the Company changed its method of accounting for gains and losses on its pension plan assets and obligations. Pursuant to this new accounting method, the Company recognizes pension related gains and losses in its consolidated statement of operations in the year such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes this change in accounting is preferable as the new method of accounting better reflects the economic nature of the Company’s Plans and recognizes gains and losses on the Plan assets and obligations in the year the gains and losses occur. As a result of this accounting change, the Company recognized a cumulative effect charge of an accounting change of $36,636, net of tax of $23,198, as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and obligations.

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
Note Seventeen

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
2005
Revenues from external customers	$1,155,357	$560,380	$1,715,737
Interest expense	4,124	1,539	5,663
Depreciation and amortization	49,674	17,828	67,502
Gross profit	216,224	81,921	298,145
Total assets	3,360,546	3,600,473	6,961,019
Capital expenditures	$48,964	$46,756	$95,720
2004
Revenues from external customers	$1,259,821	$571,404	$1,831,225
Interest expense	4,326	1,480	5,806
Depreciation and amortization	59,654	66,498	126,152
Gross profit	227,812	102,202	330,014
Total assets	3,521,512	4,219,900	7,741,412
Capital expenditures	$36,155	$40,180	$76,335
2003
Revenues from external customers	$1,739,768	$573,409	$2,313,177
Interest expense	5,334	3,119	8,453
Depreciation and amortization	84,599	64,957	149,556
Gross profit	273,764	82,446	356,210
Total assets	3,715,538	3,382,975	7,098,513
Capital expenditures	$69,622	$43,872	$113,494

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles certain reportable segment amounts to the Company’s corresponding consolidated amounts:

	Reportable		Discontinued
	Segments	Corporate	Operations	Consolidated

	(Restated)			(Restated)
	note 2			note 2
2005
Revenue from external customers	$1,715,737	$—	$—	$1,715,737
Interest expense	5,663	98,070	—	103,733
Depreciation and amortization	67,502	20,383	—	87,885
Total assets	6,961,018	583,751	—	7,544,769
Capital expenditures	$95,720	$3,696	$—	$99,416
2004
Revenue from external customers	$1,831,225	$—	$—	$1,831,225
Interest expense	5,806	113,487	—	119,293
Depreciation and amortization	126,152	19,037	—	145,189
Total assets	7,741,412	470,290	15,452	8,227,154
Capital expenditures	$76,335	$19,284	$—	$95,619
2003
Revenue from external customers	$2,313,177	$—	$—	$2,313,177
Interest expense	8,453	131,511	—	139,964
Depreciation and amortization	149,556	11,887	—	161,443
Total assets	7,098,513	463,361	9,318	7,571,192
Capital expenditures	$113,494	$1,977	$—	$115,471
      The following table reconciles gross profits from reportable segments shown above to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Gross profit from reportable segments	$298,145	$330,014	$356,210
General and administrative expenses	(84,834)	(130,884)	(178,127)
Gains and impairment (losses) on dispositions, net	(26,093)	25,797	50,677
Other operating expense	—	—	(9,004)

Operating income	187,218	224,927	219,756
Interest expense	(103,733)	(119,293)	(139,964)
Interest income	16,706	13,453	6,215
(Loss) gain on early extinguishment of debt	(14,258)	(16,770)	1,315
Other income	2,774	9,703	8,345

Income from continuing operations before income taxes and cumulative effects of accounting changes	$88,707	$112,020	$95,667

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s geographic area information was as follows:

	North	Other
	America	Foreign	Total

	(Restated)		(Restated)
	note 2		note 2
2005
Revenues from external customers	$1,703,944	$11,793	$1,715,737
Interest expense	103,733	—	103,733
Depreciation and amortization	87,469	416	87,885
Operating income	185,759	1,459	187,218
Gains and impairment (losses) on dispositions, net	(26,093)	—	(26,093)
Long-lived assets	$3,673,137	$6,160	$3,679,297
2004
Revenues from external customers	$1,690,263	$140,962	$1,831,225
Interest expense	119,174	119	119,293
Depreciation and amortization	144,326	863	145,189
Operating income	211,593	13,334	224,927
Gains and impairment (losses) on dispositions, net	25,705	92	25,797
Long-lived assets	$4,197,939	$91,400	$4,289,339
2003
Revenues from external customers	$1,716,050	$597,127	$2,313,177
Interest expense	137,749	2,215	139,964
Depreciation and amortization	161,013	430	161,443
Operating income	147,927	71,829	219,756
Gains and impairment (losses) on dispositions, net	51,411	(734)	50,677
Other operating expenses	(9,004)	—	(9,004)
Long-lived assets	$4,289,492	$456,882	$4,746,374
      Included in the North American figures above are the following United States amounts:

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Revenues from external customers	$1,596,389	$1,583,979	$1,633,221
Operating income(1)	161,753	184,177	130,781
Long-lived assets	$3,433,506	$3,951,856	$4,130,177
      Included in the Other Foreign figures above are the following French amounts:

	2005	2004	2003

Revenues from external customers	$—	$127,282	$584,636
Operating income(1)	—	11,664	68,884
Long-lived assets	$—	$—	$364,570

(1)	Operating income includes $(27,597), $24,625 and $41,397 in Gains and impairment (losses) on dispositions, net and Other operating expenses in the United States and $0, $92 and ($734) in Gains and impairment (losses) on dispositions, net in France for the years ended December 31, 2005, 2004, and 2003, respectively.
      In 2004, the Company sold its funeral operations in France and obtained a 25% minority interest equity investment in the acquiring entity. The Company now accounts for its 25% ownership of France using the equity method of accounting.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Eighteen

Supplementary Information
      The detail of certain balance sheet accounts is as follows:

	December 31,

	2005	2004

Cash and cash equivalents:
Cash	$5,594	$4,692
Commercial paper and temporary investments	441,188	283,093

	$446,782	$287,785

Receivables, net:
Notes receivable	$16,099	$3,339
Atneed funeral receivables, net	66,884	77,195
Atneed cemetery receivables, net	2,949	16,532
Other	11,815	5,556

	$97,747	$102,622

Other current assets:
Deferred tax asset and income tax receivable	$18,499	$40,438
Prepaid insurance	3,407	3,720
Other	15,621	9,662

	$37,527	$53,820

Inventories:
Caskets, vaults, urns, markers and bases	$31,254	$31,898
Developed land, lawn crypts and mausoleums	37,073	49,628

	$68,327	$81,526

Cemetery property:
Undeveloped land	$1,107,259	$1,260,859
Developed land, lawn crypts and mausoleums	248,395	248,740

	$1,355,654	$1,509,599

	Restated
	(note 2)

Property and equipment:
Land	$289,800	$293,961
Buildings and improvements	1,009,453	1,014,034
Operating equipment	262,348	249,023
Leasehold improvements	24,627	28,354

	1,586,228	1,585,372
Less: accumulated depreciation	(636,054)	(606,511)

	$950,174	$978,861

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restated
	(note 2)

Deferred charges and other assets:
Covenants-not-to-compete, net	$73,240	$77,549
Cemetery deferred selling expense, net	—	212,397
Funeral deferred selling expense, net	—	99,371
Investments, net	9,218	35,752
Restricted cash	12,056	26,707
Notes receivable, net	21,567	41,302
Other	133,500	138,761

	$249,581	$631,839

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

	December 31,

	2005	2004

	(Restated)	(Restated)
	note 2	note 2
Accounts payable and accrued liabilities:
Accounts payable	$41,160	$46,271
Accrued compensation	57,528	31,296
Litigation matters	6,850	4,280
Restructuring liability	7,375	10,663
Accrued dividend	7,415	—
Accrued interest	17,149	19,883
Self insurance	49,084	47,480
Accrued trust expenses	13,101	4,704
Other accrued liabilities	32,031	56,658

	$231,693	$221,235

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

	(Restated)	(Restated)
	note 2	note 2
Other liabilities:
Accrued pension	$55,642	$50,556
Deferred compensation	11,352	17,729
Customer refund obligation reserve	66,118	74,410
Trust related debt	—	76,926
Tax liability	104,981	104,981
Indemnification liability	26,750	44,480
Other	62,142	68,216

	$326,985	$437,298

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The detail of certain income statement accounts is as follows for the years ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
North America good and services revenues
Goods
Funeral	$501,794	$505,170	$488,987
Cemetery	380,990	388,683	381,381

Total goods	882,784	893,853	870,368

Services
Funeral	613,430	585,854	626,487
Cemetery	146,035	141,934	146,574

Total services	759,465	727,788	773,061

North America goods and services revenues	1,642,249	1,621,641	1,643,429

International revenues	11,793	140,962	597,127
Other revenues	61,695	68,622	72,621

Total revenues	$1,715,737	$1,831,225	$2,313,177

North America goods and services costs
Goods
Funeral	$193,650	$190,971	$186,643
Cemetery	158,708	162,797	169,207

Total cost of goods	352,358	353,768	355,850

Services
Funeral	371,618	351,302	360,023
Cemetery	96,872	99,646	105,448

Total cost of services	468,490	450,948	465,471

North America goods and services costs	820,848	804,716	821,321

International costs and expenses	10,334	127,720	525,907
Overhead and other expenses	586,410	568,775	609,739

Total cost and expenses	$1,417,592	$1,501,211	$1,956,967

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Non-Cash Transactions

	Years Ended December 31,

	2005	2004	2003

		(Restated)	(Restated)
		note 2	note 2
Changes to minimum liability under retirement plans	$—	$(36,636)	$81
Debenture conversions to common stock	$—	$217,154	$—
Common stock contributions to employee 401(k)	$—	$18,127	$17,378
StoneMor partnership units received in disposition	$5,900	$—	$—
Dividends accrued	$7,415	$—	$—
Note Nineteen

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
	(In thousands, except per share
	amounts)
Income from continuing operations before cumulative effect of accounting changes (numerator):
Income from continuing operations before cumulative effect of accounting changes — basic	$55,474	$119,670	$69,265
After tax interest on convertible debt	—	6,400	—
Income from continuing operations before cumulative effect of accounting changes — diluted	$55,474	$126,070	$69,265

Net (loss) income (numerator):
Net (loss) income — basic	$(127,941)	$110,661	$85,074
After tax interest on convertible debt	—	6,400	—
Net (loss) income — diluted	$(127,941)	$117,061	$85,074

Weighted average shares (denominator):
Weighted average shares — basic	302,213	318,737	299,801
Stock options	4,399	4,091	989
Convertible debt	—	21,776	—
Restricted stock	133	71	—

Weighted average shares — diluted	306,745	344,675	300,790

Income per share from continuing operations before cumulative effect of accounting changes:
Basic	$.19	$.38	$.23
Diluted	$.18	$.37	$.23

Income per share from discontinued operations per share, net of tax:
Basic	$.01	$.13	$.05
Diluted	$.01	$.12	$.05

Cumulative effect of accounting changes per share, net of tax:
Basic	$(.62)	$(.16)	$—
Diluted	$(.61)	$(.15)	$—

Net (loss) income per share:
Basic	$(.42)	$.35	$.28
Diluted	$(.42)	$.34	$.28

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
      Included in the pretax gain, the Company recognized $35,768 of contractual obligations related to representation and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2,400 in charges were applied to the indemnification and related primarily to foreign taxes and legal expenses. The Company applied $2,105 to the indemnifications during 2005. In the fourth quarter of 2005, the Company released tax indemnification liabilities of approximately $7,125. For more information regarding these representations and warranties and other indemnifications, see note fourteen. Also, goodwill in the amount of $23,467 was removed from the Company’s consolidated balance sheet as a result of this transaction.
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
Note Twenty-One

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has fully hedged an income tax receivable denominated in Chilean pesos; therefore, the Company has no foreign exchange rate risk associated with this receivable. The fair market value hedge, which is effective, is recorded at market value at December 31, 2005. Currency fluctuations associated with this hedge resulted in a gain of $389, net of a tax provision of $229, which is included in Income from discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2005. This hedge will expire June 30, 2006. For more information on this hedge, see note twelve to these consolidated financial statements. The provision for income taxes during 2005 was negatively impacted by differences between book and tax bases related to the sale of the Company’s operations in Chile. The benefit for income taxes in 2004 includes a non-cash tax benefit of $49,236, which represents the reduction of a previously recorded valuation allowance related to the sale of the Company’s operations in Argentina. The results of the Company’s discontinued operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note Twenty-Two

Quarterly Financial Data (Unaudited)
      The Company is restating herein its unaudited quarterly financial data for each of the interim periods of 2005 and 2004. See note two to the consolidated financial statements for further information relating to this restatement.
      Quarterly financial data for 2005 and 2004 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

		Note 2		Note 2		Note 2		Note 2
2005
Revenues	$447,442	447,442	$431,710	431,842	$406,369	$406,369	$430,084	$430,084
Costs and expenses	(350,215)	(349,642)	(359,367)	(358,798)	(348,094)	(347,526)	(359,102)	(361,626)
Gross profits	97,227	97,800	72,343	73,044	58,275	58,843	70,982	68,458
Operating income	71,770	72,352	54,377	55,087	11,076	11,653	50,699	48,126
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	48,755	48,988	19,916	20,277	(10,302)	(10,074)	32,438	29,516
(Provision) benefit for income taxes	(17,338)	(17,520)	(9,324)	(9,553)	1,131	885	(8,591)	(7,045)
Income (loss) from continuing operations before cumulative effect of accounting change	31,417	31,468	10,592	10,724	(9,171)	(9,189)	23,847	22,471
Cumulative effect of accounting change	(187,538)	(187,538)	—	—	—	—	—
Net (loss) income	(154,946)	(154,895)	13,705	13,837	(9,634)	(9,652)	24,145	22,769
(Loss) earnings per share:
Basic — EPS	(.49)	(.49)	.05	.05	(.03)	(.03)	.08	.08
Diluted — EPS	(.49)	(.49)	.04	.05	(.03)	(.03)	.08	.07

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

		Note 2		Note 2		Note 2		Note 2
2004
Revenues	$581,671	$581,671	$425,740	$425,740	$397,186	$397,186	$426,628	$426,628
Costs and expenses	(467,707)	(467,336)	(353,686)	(353,315)	(328,891)	(328,519)	(352,412)	(352,041)
Gross profits	113,964	114,335	72,054	72,425	68,295	68,667	74,216	74,587
Operating income	97,728	98,102	49,543	49,917	39,716	40,091	36,443	36,817
Income from continuing operations before income taxes and cumulative effects of accounting changes	72,226	72,255	2,784	2,812	17,362	17,391	19,534	19,562
Benefit (provision) for income taxes	4,184	4,092	7,329	7,264	(4,336)	(4,526)	1,017	820
Income from continuing operations before cumulative effects of accounting changes	76,410	76,347	10,113	10,076	13,026	12,865	20,551	20,382
Cumulative effects of accounting changes	(47,556)	(50,593)	—	—	—	—	—	—
Net income	30,136	27,036	42,952	42,915	13,876	13,715	27,164	26,995
Earnings per share:
Basic — EPS	.10	.09	.14	.14	.04	.04	.08	.08
Diluted — EPS	.10	.09	.14	.14	.04	.04	.08	.08

SERVICE CORPORATION INTERNATIONAL
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2005

		Charged	Charged
	Balance at	(Credited) to	(Credited) to		Balance At
	Beginning	Costs and	Other		End Of
Description	of Period	Expenses	Accounts(2)	Write-Offs(1)	Period

Current provision:
Allowance for doubtful accounts:
Year ended December 31, 2005	$12,572	$9,470	$(39)	$(10,168)	$11,835
Year ended December 31, 2004	15,348	(3,376)	8,757	(8,157)	12,572
Year ended December 31, 2003	22,697	7,627	(720)	(14,256)	15,348
Due After One Year:
Allowance for doubtful accounts:
Year ended December 31, 2005	$33,362	$(111)	$(25,939)	$—	$7,312
Year ended December 31, 2004	55,029	(21,502)	(165)	—	33,362
Year ended December 31, 2003	29,030	1,813	24,675	(489)	55,029
Preneed Funeral and Preneed Cemetery Asset:
Year ended December 31, 2005	$53,340	$(749)	$7,767	$—	$60,358
Year ended December 31, 2004	387,150	(17,772)	(316,038)	—	53,340
Year ended December 31, 2003	357,761	17,466	11,923	—	387,150
Deferred Preneed Funeral and Cemetery Revenue:
Year ended December 31, 2005	$(112,290)	$—	$288	$—	$(112,002)
Year ended December 31, 2004	(369,980)	—	257,690	—	(112,290)
Year ended December 31, 2003	(339,339)	—	(30,641)	—	(369,980)
Deferred Tax Valuation Allowance:
Year ended December 31, 2005	$43,908	$(9,079)	$—	$—	$34,829
Year ended December 31, 2004	35,859	8,049	—	—	43,908
Year ended December 31, 2003	156,372	2,966	(123,479)	—	35,859

(1)	Uncollected receivables written off, net of recoveries.

(2)	Primarily relates to cumulative effect of accounting change and acquisitions and dispositions of operations. Deferred tax valuation allowance in 2003 was reclassified to other deferred tax liabilities with no change to net deferred income taxes.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

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

Management’s Consideration of the Restatement
      In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2005, our management considered, among other things, the control deficiencies related to the accounting for pensions and leases, which contributed to the restatement of our previously issued financial statements as disclosed in note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration that (i) the restatement adjustments did not have a material impact on the financial statements of any individual prior interim or annual periods taken as a whole; (ii) the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) we decided to restate our previously issued financial statements solely because the aggregate impact of the errors, if recorded in the Company’s second quarter 2006 financial statements, would have been material, our management concluded that the control deficiencies that contributed to the restatement of the prior period financial statements were not material weaknesses. Furthermore, our management concluded that the control deficiencies that contributed to the restatement when aggregated with other deficiencies did not constitute a material weakness.

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
      Information called for by PART III (Items 10, 11, 12, 13 and 14) has been omitted as the Company intends to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions “Proxy Voting: Questions and Answers,” “Election of Directors,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee,” (ii) with respect to Items 11 and 13 under the captions “Election of Directors — Director Compensation,” “Certain Information with Respect to Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” and (iii) with respect to Item 12 under the caption “Voting Securities and Principal Holders”:, and (iv) with respect of Item 14 under the caption “Proposal to Approve the Selection of Independent Accountants — Audit Fees and All Other Fees”. The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this amended Form 10-K, the information under the captions “Compensation Committee Report on Executive Compensation” and “Performance Graph” in such Proxy Statement, and the information in the paragraphs under the caption “Report of the Audit Committee” in such Proxy Statement, are not incorporated by reference into this amended Form 10-K.
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

Also includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options may be granted to employees who are not officers or directors. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. The terms of the options, including vesting, are set by a committee appointed by the Board of Directors. The Board of Directors may amend, terminate or suspend the plan in its discretion. The Company has 2,666,486 total options outstanding under the 1996 Non-qualified Incentive Plan. The Company has options available for future issuance under the 1996 Nonqualified Incentive Plan of 1,954,676. See note fourteen to the consolidated financial statements in Item 8 of this amended Form 10-K for a further description of 1996 Nonqualified Incentive Plan. These plans have not been submitted for shareholder approval.

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
      (a)(1)-(2) Financial Statements and Schedule:
      The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 53 of this report.
      (3) Exhibits:
      The exhibits listed on the accompanying Exhibit Index on pages 132-135 are filed as part of this report.
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
Dated: August 9, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. L. Waltrip* (R. L. Waltrip)	Chairman of the Board	August 9, 2006

/s/ Thomas L. Ryan* (Thomas L. Ryan)	President, Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2006

/s/ Eric D. Tanzberger* (Eric D. Tanzberger)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2006

/s/ Jeffrey I. Beason (Jeffrey I. Beason)	Vice President and Corporate Controller (Chief Accounting Officer)	August 9, 2006

/s/ Alan R. Buckwalter, III* (Alan R. Buckwalter, III)	Director	August 9, 2006

/s/ Anthony L. Coelho* (Anthony L. Coelho)	Director	August 9, 2006

/s/ A. J. Foyt, Jr.* (A. J. Foyt, Jr.)	Director	August 9, 2006

/s/ Malcolm Gillis* (Malcolm Gillis)	Director	August 9, 2006

/s/ Victor L. Lund* (Victor L. Lund)	Director	August 9, 2006

/s/ John W. Mecom, Jr.* (John W. Mecom, Jr.)	Director	August 9, 2006

Signature		Title	Date

/s/ Clifton H. Morris, Jr.* (Clifton H. Morris, Jr.)		Director	August 9, 2006

/s/ W. Blair Waltrip* (W. Blair Waltrip)		Director	August 9, 2006

/s/ Edward E. Williams* (Edward E. Williams)		Director	August 9, 2006

*By	/s/ James M. Shelger (James M. Shelger, as Attorney-In-Fact For each of the Persons indicated)		August 9, 2006

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).

3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).

3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended June 30, 2004).

4.1	—	Rights Agreement dated as of May 14, 1998 between the Company and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).

4.2	—	Agreement Appointing a Successor Rights Agent Under Rights Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).

10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).

10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).

10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).

10.4	—	Employment Agreement, dated January 1, 1998, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1998).

10.5	—	First Amendment to Employment Agreement, dated February 25, 2003, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2002).

10.6	—	Second Amendment to Employment Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and R. L. Waltrip (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 2005).

10.7	—	Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992).

10.8	—	Separation and Release Agreement, dated January 18, 2000, among the Company, SCI Executive Services, Inc. and W. Blair Waltrip. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1999).

10.9	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and B. D. Hunter. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2003).

10.10	—	Release, Consultative and Noncompetition Agreement by SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI Executive Services, Inc., Huntco International, Inc. and B. D. Hunter, dated February 9, 2005. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2004).

10.11	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).

Exhibit
Number		Description

10.12	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Thomas L. Ryan (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2005).

10.13	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).

10.14	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Michael R. Webb (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2005).

10.15	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Jeffrey E. Curtiss. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2003).

10.16	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Jeffrey E. Curtiss (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2005).

10.17	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and James M. Shelger (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2005).

10.18	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and James M. Shelger (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2005).

10.19	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).

10.20	—	Form of Addendum to Employment and Noncompetition Agreement pertaining to the preceding exhibit (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 2005).

10.21	—	1993 Long-Term Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-00179 on Form S-8).

10.22	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1996).

10.23	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.17 to Form 10-K for fiscal year ended December 31, 1997).

10.24	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated May 13, 2004).

10.25	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).

10.26	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.27	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).

10.28	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).

10.29	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).

10.30	—	Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number		Description

10.31	—	Director Fee Plan. (Incorporated by reference to Annex B to Proxy Statement dated April 13, 2001).

10.32	—	First Amendment, dated November 13, 2002, to Director Fee Plan. (Incorporated by reference to Exhibit 10.33 to Form 10-K for the fiscal year ended December 31, 2002).

10.33	—	Second Amendment to Director Fee Plan dated May 8, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2003).

10.34	—	1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).

10.35	—	Amendment to 1996 Nonqualified Incentive Plan dated November 13, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-50084).

10.36	—	Amendment to 1996 Nonqualified Incentive Plan dated November 11, 1999. (Incorporated by reference to Exhibit 99.3 Registration Statement No. 333-50084).

10.37	—	Amendment to 1996 Nonqualified Incentive Plan dated February 14, 2001. (Incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-67800).

10.38	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).

10.39	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).

10.40	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).

10.41	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).

10.42	—	Amendment No. 4 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).

10.43	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).

10.44	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002.

10.45	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).

10.46	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).

10.47	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).

10.48	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).

10.49	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.50	—	Amended and Restated Revolving Credit Agreement dated as of August 11, 2004 among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Southwest Bank of Texas, N.A. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 99.6 to Form 10-Q for the fiscal quarter ended June 30, 2004).

Exhibit
Number		Description

10.51	—	Agreement and First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, Amegy Bank, National Association and Merrill Lynch Capital Corporation, as Co-Documentation Agents, and JPMorgan Chase Bank National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2005).

10.52	—	Form of 2005 Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2005).

12.1	—	Ratio of Earnings to Fixed Charges.

21.1	—	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Form 10-K for the fiscal year ended December 31, 2005).

24.1	—	Powers of Attorney (Incorporated by reference to Exhibit 24.1 to Form 10-K for the fiscal year ended December 31, 2005).

31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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