Form 10-Q/A
period 2005-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2006-08-14
CIK 89089

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note:
The Company is amending its Form 10-Q for the quarterly period ended September 30, 2005 to restate its condensed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004. Included in this amended Form 10-Q are certain adjustments to correct errors related to (1) the miscalculation of the Company’s actuarially determined pension benefit obligation, (2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases but should have been accounted for as capital leases, and (3) other adjustments identified in a subsequent period but deemed to be not material, either individually or in the aggregate and corrected in that subsequent period. All applicable amounts relating to this restatement have been reflected in the condensed consolidated financial statements and disclosed in the notes to the condensed consolidated financial statements in this amended Form 10-Q. For a discussion of the individual restatement adjustments, see Item 1. Financial Statements — note two. Restatement of Financial Statements. Additionally, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SERVICE CORPORATION INTERNATIONAL

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2	note 2
Revenues	$406,369	$397,186	$1,285,653	$1,404,597
Costs and expenses	(347,526)	(328,519)	(1,055,966)	(1,149,170)

Gross profit	58,843	68,667	229,687	255,427

General and administrative expenses	(19,744)	(25,295)	(61,936)	(100,338)
Gains and impairment (losses) on dispositions, net	(27,446)	(3,281)	(28,659)	33,021

Operating income	11,653	40,091	139,092	188,110

Interest expense	(26,170)	(26,955)	(77,399)	(92,147)
Loss on early extinguishment of debt	—	—	(14,258)	(16,770)
Other income, net	4,443	4,255	11,756	13,265

	(21,727)	(22,700)	(79,901)	(95,652)

(Loss) income from continuing operations before income taxes and cumulative effects of accounting changes	(10,074)	17,391	59,191	92,458
(Benefit) provision for income taxes	(885)	4,526	26,188	(6,830)

(Loss) income from continuing operations before cumulative effects of accounting changes	(9,189)	12,865	33,003	99,288
(Loss) income from discontinued operations (net of income tax provision (benefit) of $2,606, $623, $4,587 and $(47,502), respectively)	(463)	850	3,825	34,971
Cumulative effects of accounting changes (net of income tax benefit of $117,428 and $22,907, respectively)	—	—	(187,538)	(50,593)

Net (loss) income	$(9,652)	$13,715	$(150,710)	$83,666

Basic (loss) earnings per share:
(Loss) income from continuing operations before cumulative effects of accounting changes	$(.03)	$.04	$.11	$.32
Income from discontinued operations, net of tax	—	—	.01	.11
Cumulative effects of accounting changes, net of tax	—	—	(.62)	(.16)

Net (loss) income	$(.03)	$.04	$(.50)	$.27

Diluted (loss) earnings per share:
(Loss) income from continuing operations before cumulative effects of accounting changes	$(.03)	$.04	$.11	$.30
Income from discontinued operations, net of tax	—	—	.01	.10
Cumulative effects of accounting changes, net of tax	—	—	(.61)	(.14)

Net (loss) income	$(.03)	$.04	$(.49)	$.26

Basic weighted average number of shares	297,421	336,590	304,366	315,656

Diluted weighted average number of shares	297,421	340,215	308,807	348,894

Dividends declared per share	$.025	—	$.075	—

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Restated)
	(Restated)	note 2
	note 2
Assets
Current assets:
Cash and cash equivalents	$492,059	$287,785
Receivables, net	82,306	102,622
Inventories	66,158	81,526
Current assets held for sale	12,959	—
Current assets of discontinued operations	—	11,085
Other	55,069	53,820

Total current assets	708,551	536,838

Preneed funeral receivables and trust investments	1,238,123	1,267,784
Preneed cemetery receivables and trust investments	1,295,352	1,399,778
Cemetery property, at cost	1,376,817	1,509,599
Property and equipment, at cost, net	955,078	978,861
Non-current assets held for sale	49,774	—
Non-current assets of discontinued operations	—	4,367
Deferred charges and other assets	259,375	631,839
Goodwill	1,140,509	1,169,040
Cemetery perpetual care trust investments	701,382	729,048

	$7,724,961	$8,227,154

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$233,634	$221,235
Current maturities of long-term debt	91,379	78,164
Current liabilities of discontinued operations	—	7,111
Income taxes	690	7,850

Total current liabilities	325,703	314,360

Long-term debt	1,195,535	1,200,353
Deferred preneed funeral revenues	558,381	540,794
Deferred preneed cemetery revenues	789,143	803,144
Deferred income taxes	172,601	274,463
Non-current liabilities held for sale	49,985	—
Non-current liabilities of discontinued operations	—	58,225
Other liabilities	385,866	437,298
Non-controlling interest in funeral and cemetery trusts	1,973,091	2,050,658
Commitments and contingencies (note 9)
Non-controlling interest in perpetual care trusts	680,088	704,912
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 298,148,297 and 323,225,352, issued and outstanding (net of 44,917,591 and 18,502,478 treasury shares, at par)	298,148	323,225
Capital in excess of par value	2,216,952	2,395,057
Unearned compensation	(4,153)	(2,022)
Accumulated deficit	(985,674)	(834,964)
Accumulated other comprehensive income (loss)	69,295	(38,349)

Total stockholders’ equity	1,594,568	1,842,947

	$7,724,961	$8,227,154

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended
	September 30,
	2005	2004
	(Restated)	(Restated)
	note 2	note 2
Cash flows from operating activities:
Net (loss) income	$(150,710)	$83,666
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net income from discontinued operations	(3,825)	(34,971)
Loss on early extinguishment of debt	14,258	16,770
Premiums paid on early extinguishment of debt	(12,186)	(13,817)
Cumulative effects of accounting changes, net of tax	187,538	50,593
Depreciation and amortization	65,122	104,199
Provision (benefit) for deferred income taxes	24,528	(8,883)
(Gains) and impairment losses on dispositions, net	28,659	(33,021)
Other non-cash adjustments	—	667
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	24,912	25,464
Decrease in other assets	33,212	2,106
Increase in payables and other liabilities	8,901	20,772
Net effect of preneed funeral production and maturities	(3,797)	(20,838)
Net effect of cemetery production and deliveries	46,932	(18,112)
Other	337	318

Net cash provided by operating activities from continuing operations	263,881	174,913
Net cash used in operating activities from discontinued operations	(5,344)	(5,378)

Net cash provided by operating activities	258,537	169,535
Cash flows from investing activities:
Capital expenditures	(72,241)	(67,495)
Proceeds from divestitures and sales of property and equipment	58,122	30,326
Proceeds and distributions from dispositions of businesses, net of cash retained	112,018	330,789
Proceeds from equity investments	39,674	—
Payment of purchase obligations to former owners of acquired business	—	(51,749)
Indemnity payments related to the joint venture of French operations	(1,834)	—
Net withdrawals (deposits) of restricted funds and other	13,944	(120,903)

Net cash provided by investing activities from continuing operations	149,683	120,968
Net cash used in investing activities from discontinued operations	(212)	(132)

Net cash provided by investing activities	149,471	120,836
Cash flows from financing activities:
Proceeds from issuance of long-term debt	291,472	241,237
Payments of debt	(8,209)	(124,878)
Early extinguishments of debt	(286,215)	(299,961)
Proceeds from exercise of stock options	5,145	6,040
Purchase of Company common stock	(191,221)	(34,812)
Payments of dividends	(15,184)	—
Purchase of subsidiary stock	(844)	—

Net cash used in financing activities	(205,056)	(212,374)
Effect of foreign currency	1,322	617

Net increase in cash and cash equivalents	204,274	78,614
Cash and cash equivalents at beginning of period	287,785	239,431

Cash and cash equivalents at end of period	$492,059	$318,045

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	Shares	stock	value	par value	Compensation	deficit	(loss) income	Total
						(Restated) note 2
Balance at December 31, 2004	323,225	$341,727	$(18,502)	$2,395,057	$(2,022)	$(834,964)	$(38,349)	$1,842,947
Net loss						(150,710)		(150,710)
Dividends on common stock ($.075 per share)				(22,641)				(22,641)
Other comprehensive income:
Foreign currency translation							6,056	6,056
Reclassification for translation adjustments realized in net loss							101,588	101,588

Total other comprehensive income								107,644

Stock option exercises	1,338	1,338		4,157				5,495
Tax benefit from stock option exercises				1,509				1,509
Restricted stock award	499		499	3,177	(3,676)			—
Restricted stock amortization					1,545			1,545
Purchase of Company common stock	(26,914)		(26,914)	(164,307)				(191,221)

Balance at September 30, 2005	298,148	$343,065	$(44,917)	$2,216,952	$(4,153)	$(985,674)	$69,295	$1,594,568

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
2. Restatement of Financial Statements
Overview — 2006 Restatement
The Company has restated herein its previously issued condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and 2004, its condensed consolidated statement of cash flows for the nine months ended September 30, 2005 and 2004, and its condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004. This restatement corrects errors related to (1) the miscalculation of the Company’s actuarially determined pension benefit obligation, (2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases, but should have been accounted for as capital leases, and (3) other adjustments identified in a subsequent period but deemed to be not material either individually or in the aggregate. All applicable amounts related to this restatement have been reflected in the Company’s condensed consolidated financial statements and disclosed in the notes to the condensed consolidated financial statements in this amended Form 10-Q.

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
Other Adjustments
The Company has also included other adjustments that were identified in a subsequent period but deemed to be not material, either individually or in the aggregate, and were therefore initially corrected in that subsequent period. Such adjustments impacted the timing of expense items, including income tax expenses previously recognized in the first quarter of 2006. The cumulative amount of such other adjustments was a net aggregate increase to pre-tax income of $132 and an additional $389 of income tax expense for the nine months ended September 30, 2005.
Materiality Assessment
The Company evaluated the materiality of these adjustments to its previously issued interim and annual financial statements including its interim financial statements as of and for the three months ended March 31, 2006. The Company determined that the impact of these errors was not material to its previously issued consolidated financial statements; however, the Company has determined that the cumulative correction of the errors in the second quarter of 2006 would have been material to the current period. Therefore, in accordance with paragraph 29 of Accounting Principles Board Opinion No. 28 and the SEC’s Staff Accounting Bulletin (SAB) Topic 5-F, the Company is restating its previously issued financial statements to reflect the corrections of the errors in each of the periods affected. As a result, the Company has restated herein its condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, its condensed consolidated statement of cash flows for the nine months ended September 30, 2005 and 2004, and its condensed consolidated balance sheet at September 30, 2005 and December 31, 2004.

Overview — 2005 Restatement
The Company had previously restated its consolidated statement of operations for the three and nine months ended September 30, 2004, its consolidated statement of cash flows for the nine months ended September 30, 2004, and its condensed consolidated balance sheet as of December 31, 2004. This restatement corrected errors related to (1) the Company’s recognition of income related to its preneed funeral and cemetery trust accounts, (2) preneed funeral trust income that was previously understated as a result of a point-of-sale system error, and (3) the computation of gains and losses on certain asset divestiture activities, including the write-off of certain covenant-not-to-compete agreements which should have been recognized in the Company’s 2002 consolidated financial statements.
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
     However, in light of the material impact of the errors identified in the second quarter of 2005, as detailed below, the Company concluded that prior period financial statements for the fiscal years ended 2004, 2003, and 2002 should be restated and has corrected such prior periods for the $416 net impact to Other operating (expense) income described above.
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
Materiality Assessment
The Company evaluated the materiality of these adjustments (including the $1,600 charge recorded in the first quarter of 2005 and the adjustments aggregating to $416 associated with the restatement of the first three interim periods of 2004 described above) on its consolidated financial statements for the second quarter of 2005, its unaudited quarterly financial statements for 2004 and 2003, and its consolidated financial statements for each of the five prior annual periods ended December 31, 2004. The Company determined that the net effect of these adjustments ($5,192 charge to pretax income), which primarily related to periods prior to 2000, was not material to the Company’s previously reported consolidated financial statements for periods described above; however, the Company determined that such impact was material to the Company’s second quarter 2005 consolidated financial statements. As a result, the Company restated its consolidated statements of operations for the three and nine months ended September 30, 2004, its consolidated statement of cash flows for the nine months ended September 30, 2004, and its consolidated balance sheet at December 31, 2004.

The effect of the adjustments to the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three months ended		Three months ended
	September 30, 2005		September 30, 2004
	As		As		As
	Previously	As	Originally	As	Further
	Reported	Restated	Reported	Restated	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$406,369	$406,369	$397,012	$397,186	$397,186
Costs and expenses	(348,094)	(347,526)	(328,932)	(328,891)	(328,519)
Gross profit	58,275	58,843	68,080	68,295	68,667
General and administrative expense	(19,753)	(19,744)	(25,298)	(25,298)	(25,295)
Operating income	11,076	11,653	39,501	39,716	40,091
Interest expense	(25,821)	(26,170)	(26,609)	(26,609)	(26,955)
(Loss) income from continuing operations before income taxes	(10,302)	(10,074)	17,147	17,362	17,391
Benefit (provision) for income taxes	1,131	885	(4,256)	(4,336)	(4,526)
Net (loss) income	$(9,634)	$(9,652)	$13,741	$13,876	$13,715
Earnings per share:
Basic	$(.03)	$(.03)	$.04	$.04	$.04
Diluted	$(.03)	$(.03)	$.04	$.04	$.04

	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
	As		As		As
	Previously	As	Originally	As	Further
	Reported	Restated	Reported	Restated	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,285,521	$1,285,653	$1,404,881	$1,404,597	$1,404,597
Costs and expenses	(1,057,676)	(1,055,966)	(1,150,403)	(1,150,284)	(1,149,170)
Gross profit	227,845	229,687	254,478	254,313	255,427
General and administrative expense	(61,963)	(61,936)	(100,347)	(100,347)	(100,338)
Gains and impairment (losses) and dispositions, net	(28,659)	(28,659)	33,018	33,021	33,021
Operating income	137,223	139,092	187,565	186,987	188,110
Interest expense	(76,352)	(77,399)	(91,110)	(91,110)	(92,147)
(Loss) income from continuing operations before income taxes and cumulative effect of accounting changes	58,369	59,191	92,950	92,372	92,458
Benefit (provision) for income taxes	(25,531)	(26,188)	6,966	7,177	6,830
(Loss) income from continuing operations before cumulative effect of accounting changes	32,838	33,003	99,916	99,549	99,288
Cumulative effect of accounting changes	(187,538)	(187,538)	(47,074)	(47,556)	(50,593)
Net (loss) income	$(150,875)	$(150,710)	$87,813	$86,964	$83,666
Earnings per share:
Basic	$(.50)	$(.50)	$.28	$.28	$.27
Diluted	$(.49)	$(.49)	$.27	$.27	$.26
The effect of the restatement on the Company’s previously reported consolidated balance sheet as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005		December 31, 2004
	As		As		As
	Previously	As	Originally	As	Further
	Reported	Restated	Reported	Restated	Restated
	(unaudited)	(unaudited)
Selected condensed consolidated balance sheet data:
Receivables, net of allowances	$82,306	$82,306	$102,156	$102,622	$102,622
Total current assets	$708,551	$708,551	$533,497	$533,963	$533,963
Preferred funeral receivables and trust investments	$1,238,123	$1,238,123	$1,264,600	$1,267,784	$1,267,784
Preferred cemetery receivables and trust investments	$1,295,352	$1,295,352	$1,402,750	$1,399,778	$1,399,778
Property and equipment, at cost, net	$947,024	$955,078	$970,547	$970,547	$978,861
Deferred charges and other assets	$247,327	$259,375	$618,565	$631,839	$631,839
Total assets	$7,701,966	$7,724,961	$8,199,196	$8,218,840	$8,227,154
Accounts payable and accrued liabilities	$234,281	$233,634	$221,877	$221,877	$221,235
Current maturities of long-term debt	$88,272	$91,379	$75,075	$77,950	$78,164
Long-term debt	$1,172,513	$1,195,535	$1,178,885	$1,189,163	$1,200,353
Deferred preneed funeral revenues	$558,381	$558,381	$486,191	$498,571	$498,571
Deferred preneed cemetery revenues	$789,143	$789,143	$801,065	$803,144	$803,144
Deferred income taxes	$174,053	$172,601	$279,474	$276,572	$274,463
Other liabilities	$381,346	$385,866	$429,103	$431,917	$437,298
Non-controlling interest in funeral and cemetery trusts	$1,973,091	$1,973,091	$2,095,852	$2,092,881	$2,092,881
Accumulated deficit	$980,119	$985,674	$824,364	$829,244	$834,964
Stockholders’ equity	$1,600,123	$1,594,568	$1,853,576	$1,848,667	$1,842,947
Total liabilities and stockholders’ equity	$7,701,966	$7,724,961	$8,199,196	$8,218,840	$8,227,154
The effect of the restatement on the Company’s previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net cash provided by operating activities	$258,386	$258,537	$169,409	$169,535
Net cash used in financing activities	$(204,905)	$(205,056)	$(212,248)	$(212,374)
We have also reflected the effects of this restatement in notes three, four, five, six, seven, eight, ten, eleven, and twelve to these condensed consolidated financial statements.

3. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s amended Annual Report on Form 10-K (Amendment No. 2) for the year ended December 31, 2004, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2	note 2
Net (loss) income	$(9,652)	$13,715	$(150,710)	$83,666
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(391)	(806)	(1,174)	(2,407)

Pro forma net (loss) income	$(10,043)	$12,909	$(151,884)	$81,259

Basic (loss) earnings per share:
Net (loss) income	$(.03)	$.04	$(.50)	$.27
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—	—	(.01)

Pro forma basic (loss) earnings per share	$(.03)	$.04	$(.50)	$.26

Diluted (loss) earnings per share:
Net (loss) earnings	$(.03)	$.04	$(.49)	$.26
Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	—	—	—	(.01)

Pro forma diluted (loss) earnings per share	$(.03)	$.04	$(.49)	$.25

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
Income Taxes
The Company reported an income tax benefit of 8.8% in the three months ended September 30, 2005 compared to a provision of 26.0% in the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, the Company reported an income tax provision of 44.2% and an income tax benefit of 7.4%, respectively.
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

	Three months ended September 30, 2004			Nine months ended September 30, 2004
		Deferred			Deferred
		Selling			Selling
		Costs,			Costs,
	Historical	net (1)	Pro forma	Historical	net (1)	Pro forma
	(Restated)		(Restated)	(Restated)		(Restated)
	note 2		note 2	note 2		note 2
Gross profit:
Funeral	$45,068	$(905)	$44,163	$182,638	$(3,574)	$179,064
Cemetery	23,599	(4,114)	19,485	72,789	(12,686)	60,103

	68,667	(5,019)	63,648	255,427	(16,260)	239,167
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$17,391	$(5,019)	$12,372	$92,458	$(16,260)	$76,198
Net income (loss)	13,715	$(3,073)	$10,642	$83,666	$(9,956)	$73,710
Amounts per common share:
Net income (loss) – basic	$.04	$(.01)	$.03	$.27	$(.04)	$.23
Net income (loss) – diluted	$.04	$(.01)	$.03	$.26	$(.03)	$.23

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.
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
Pension Plans
Effective January 1, 2004, the Company changed its accounting for gains and losses on its pension plan assets and obligations. The Company now recognizes such gains and losses in its consolidated statement of operations as such gains and losses are incurred. Prior to January 1, 2004, the Company amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). The Company believes the new method of accounting better reflects the economic nature of the Company’s pension plans and recognizes gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, the Company recognized a charge for the cumulative effect of an accounting change of $36,636 (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, the Company records net pension expense or income reflecting estimated returns on plan assets and obligations. The Company will recognize actual gains and losses on plan assets and obligations as actuarial information becomes available upon review of the annual remeasurement.
5. Debt
Debt was as follows:

	September 30, 2005	December 31, 2004
	(Restated)	(Restated)
	note 2	note 2
6.0% notes due December 2005	$63,497	$63,801
7.2% notes due June 2006	10,698	150,000
6.875% notes due October 2007	13,497	143,475
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	358,266
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.5%, conversion prices from $13.02 to $50.00 per share	28,327	30,375
Mortgage notes and other debt, maturities through 2050	54,044	60,076
Unamortized pricing discounts and other	(25,411)	(28,103)

Total debt	1,286,914	1,278,517
Less current maturities	(91,379)	(78,164)

Total long-term debt	$1,195,535	$1,200,353

     The Company’s consolidated debt had a weighted average interest rate of 7.05% at September 30, 2005 and 7.07% at December 31, 2004. Approximately 99% of the total debt had a fixed interest rate at September 30, 2005 and December 31, 2004.
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

6. Retirement Plans
The components of net periodic pension plan benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2	note 2
Interest cost on projected benefit obligation	$2,028	$2,281	$6,083	$6,843
Actual return on plan assets	(1,807)	(2,672)	(5,420)	(8,018)
Amortization of prior service cost	46	47	138	137
Recognized net actuarial loss (gain) and trust related expenses	1,078	(2,392)	3,593	(864)

	$1,345	$(2,737)	$4,394	$(1,902)

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
     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2
Revenues from external customers:
Three months ended September 30,
2005	$262,665	$143,704	$406,369
2004	$266,704	$130,482	$397,186
Nine months ended September 30,
2005	$866,705	$418,948	$1,285,653
2004	$980,716	$423,881	$1,404,597

Gross profit:
Three months ended September 30,
2005	$36,043	$22,800	$58,843
2004	$45,068	$23,599	$68,667
Nine months ended September 30,
2005	$166,878	$62,809	$229,687
2004	$182,638	$72,789	$255,427

     The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2	note 2
Gross profit from reportable segments	$58,843	$68,667	$229,687	$255,427
General and administrative expenses	(19,744)	(25,295)	(61,936)	(100,338)
Gains and impairment (losses) on dispositions, net	(27,446)	(3,281)	(28,659)	33,021

Operating income	11,653	40,091	139,092	188,110
Interest expense	(26,170)	(26,955)	(77,399)	(92,147)
Loss on early extinguishment of debt	—	—	(14,258)	(16,770)
Other income, net	4,443	4,255	11,756	13,265

(Loss) income from continuing operations before income taxes and cumulative effects of accounting changes	$(10,074)	$17,391	$59,191	$92,458

     The Company’s geographic area information is as follows:

	North	Other
	America	Foreign	Total
	(Restated)		(Restated)
	note 2		note 2
Revenues from external customers:
Three months ended September 30,
2005	$403,579	$2,790	$406,369
2004	$393,432	$3,754	$397,186
Nine months ended September 30,
2005	$1,276,832	$8,821	$1,285,653
2004	$1,267,391	$137,206	$1,404,597

Gains and impairment (losses) on dispositions, net:
Three months ended September 30,
2005	$(27,446)	$—	$(27,446)
2004	$(3,476)	$195	$(3,281)
Nine months ended September 30,
2005	$(28,659)	$—	$(28,659)
2004	$32,929	$92	$33,021

Operating income:
Three months ended September 30,
2005	$11,588	$65	$11,653
2004	$39,261	$830	$40,091
Nine months ended September 30,
2005	$138,303	$789	$139,092
2004	$174,789	$13,321	$188,110

Depreciation and amortization:
Three months ended September 30,
2005	$22,419	$194	$22,613
2004	$32,601	$244	$32,845
Nine months ended September 30,
2005	$64,806	$316	$65,122
2004	$103,141	$1,058	$104,199

Total assets at:
September 30, 2005	$7,713,038	$11,923	$7,724,961
December 31, 2004	$8,069,804	$157,350	$8,227,154

     Included in the North America figures above are the following United States amounts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2	note 2
Revenues from external customers	$376,530	$372,365	$1,196,374	$1,196,071
Operating income	$6,471	$35,962	$120,198	$157,940
Depreciation and amortization	$21,219	$31,025	$61,252	$97,448
Total assets (a)	$7,301,135	$7,692,638	$7,301,135	$7,692,638

(a)	Prior year amounts are as of December 31, 2004.
     Included in the Other Foreign figures above are the following France amounts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues from external customers	$—	$—	$—	$127,282
Operating income	$—	$—	$—	$11,664
     The changes in the carrying amounts of goodwill for the Company’s two reportable segments are as follows:

	Funeral	Cemetery	Total
Balance as of December 31, 2004	$1,166,657	$2,383	$1,169,040
Dispositions	(29,627)	(2,507)	(32,134)
Effects of foreign currency and other	3,479	124	3,603

Balance as of September 30, 2005	$1,140,509	$—	$1,140,509

8. Supplementary Information
The detail of certain income statement accounts is as follows for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2	note 2
North America goods and services revenues
Goods
Funeral	$113,965	$120,805	$380,149	$379,363
Cemetery	97,351	85,884	283,508	287,524

Total goods	211,316	206,689	663,657	666,887

Services
Funeral	138,899	135,228	456,369	441,543
Cemetery	37,797	34,046	108,785	104,347

Total services	176,696	169,274	565,154	545,890

North America goods and services revenues	388,012	375,963	1,228,811	1,212,777

International revenues	2,790	3,754	8,821	137,206

Other revenues	15,567	17,469	48,021	54,614

Total revenues	$406,369	$397,186	$1,285,653	$1,404,597

North America goods and services costs
Goods
Funeral	$71,039	$70,907	$223,583	$219,853
Cemetery	41,138	30,239	120,418	117,372

Total cost of goods	112,177	101,146	344,001	337,225

Services
Funeral	63,217	59,902	200,408	183,704
Cemetery	23,395	22,848	73,438	75,030

Total cost of services	86,612	82,750	273,846	258,734

North America goods and services costs	198,789	183,896	617,847	595,959

International costs and expenses	2,725	3,119	8,032	123,977

Overhead and other expenses	146,012	141,504	430,087	429,234

Total costs and expenses	$347,526	$328,519	$1,055,966	$1,149,170

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
     A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2	note 2
(Loss) income from continuing operations before cumulative effects of accounting changes (numerator):
(Loss) income from continuing operations before cumulative effects of accounting changes – basic	$(9,189)	$12,865	$33,003	$99,288
After tax interest on convertible debt	—	—	—	6,419

(Loss) income from continuing operations before cumulative effects of accounting changes – diluted	$(9,189)	$12,865	$33,003	$105,707

Net (loss) income (numerator):
Net (loss) income – basic	$(9,652)	$13,715	$(150,710)	$83,666
After tax interest on convertible debt	—	—	—	6,419

Net (loss) income – diluted	$(9,652)	$13,715	$(150,710)	$90,085

Shares (denominator):
Shares – basic	297,421	336,590	304,366	315,656
Stock options	—	3,588	4,341	4,143
Restricted stock	—	37	100	48
Convertible debt	—	—	—	29,047

Shares – diluted	297,421	340,215	308,807	348,894

(Loss) income from continuing operations per share before cumulative effects of accounting changes:
Basic	$(.03)	$.04	$.11	$.32
Diluted	$(.03)	$.04	$.11	$.30

Income from discontinued operations per share, net of tax:
Basic	$—	$—	$.01	$.11
Diluted	$—	$—	$.01	$.10

Cumulative effects of accounting changes per share, net of tax:
Basic	$—	$—	$(.62)	$(.16)
Diluted	$—	$—	$(.61)	$(.14)

Net (loss) income per share:
Basic	$(.03)	$.04	$(.50)	$.27
Diluted	$(.03)	$.04	$(.49)	$.26

     The computation of diluted (loss) earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such items would be antidilutive in the periods presented. Total options and convertible debt not currently included in the computation of dilutive (loss) earnings per share for the respective periods are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Antidilutive options	12,091	13,436	7,052	10,204
Antidilutive convertible debt	942	1,012	967	859

Total common stock equivalents excluded from computation	13,033	14,448	8,019	11,063

11. Stockholders’ Equity

Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income are as follows:

	Foreign	Minimum		Accumulated
	currency	pension	Unrealized	other
	translation	liability	gains and	comprehensive
	adjustment	adjustment	losses	(loss) income
		(Restated)		(Restated)
		note 2		note 2
Balance at December 31, 2004	$(38,349)	$—	$—	$(38,349)
Activity in 2005	6,056			6,056
Reduction in net unrealized gains associated with available-for-sale securities of the trusts			(74,654)	(74,654)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders			74,654	74,654
Reclassification for translation adjustment realized in net loss	101,588			101,588

Balance at September 30, 2005	$69,295	$—	$—	$69,295

Balance at December 31, 2003 (Restated – note 2)	$(78,113)	$(36,636)	$—	$(114,749)
Activity in 2004 (Restated – note 2)	23,639	36,636	—	60,275

Balance at September 30, 2004 (Restated – note 2)	$(54,474)	$—	$—	$(54,474)

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
     The components of Comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	note 2	note 2	note 2	note 2
Comprehensive income (loss):
Net (loss) income	$(9,652)	$13,715	$(150,710)	$83,666
Total other comprehensive income	43,771	16,972	107,644	60,275

Comprehensive income (loss)	$34,119	$30,687	$(43,066)	$143,941

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

	Three months ended September 30, 2004			Nine months ended September 30, 2004
		Deferred			Deferred
		Selling			Selling
		Costs,			Costs,
	Historical	net (1)	Pro forma	Historical	net (1)	Pro forma
	(Restated)		(Restated)	(Restated)		(Restated)
Gross profits:
Funeral	$45.1	$(0.9)	$44.2	$182.6	$(3.6)	$179.0
Cemetery	23.6	(4.1)	19.5	72.8	(12.7)	60.1

	68.7	(5.0)	63.7	255.4	(16.3)	239.1
Income (loss) from continuing operations before income taxes and cumulative effects of accounting changes	$17.4	$(5.0)	$12.4	$92.5	$(16.3)	$76.2
Net income (loss)	$13.7	$(3.1)	$10.6	$83.7	$(10.0)	$73.7

Amounts per common share:
Net income (loss) – basic	$.04	$(.01)	$.03	$.27	$(.04)	$.23
Net income (loss) – diluted	$.04	$(.01)	$.03	$.26	$(.03)	$.23

(1)	Represents net deferred selling costs that would have been expensed under the new method of accounting adopted on January 1, 2005.
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
Pension Plans
Effective January 1, 2004, we changed our accounting for gains and losses on our pension plan assets and obligations. We now recognize such gains and losses in our consolidated statement of operations as such gains and losses are incurred. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of our pension plans and recognize gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, we recognized a charge for the cumulative effect of an accounting change of $36.6 million (net of tax) as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and liabilities. In addition, for interim periods, we record net pension expense or income reflecting estimated returns on plan assets and obligations. We will recognize actual gains and losses on plan assets and obligations as actuarial information becomes available upon review of the annual remeasurement.
Restatement of Financial Statements
We have restated herein our condensed consolidated statement of operations for the three and nine month periods ended September 30, 2005 and 2004. In addition, we have restated herein our condensed consolidated statement of cash flows for the nine month periods ended September 30, 2005 and 2004 and our condensed consolidated balance sheets as of September 30, 2004 and December 31, 2005. This restatement has been reported in an amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.
In addition, we have previously restated our condensed consolidated statement of operations for the three and nine month period ended September 30, 2004, our condensed consolidated statement of cash flows for the nine month period ended September 30, 2004, and our condensed consolidated balance sheet as of December 31, 2004.
For details related to these restatements, please see note two to the condensed consolidated financial statements in Item 1 of this amended Form 10-Q.
Results of Operations – Three Months Ended September 30, 2005 and 2004
Effective January 1, 2005, we changed our accounting for preneed selling costs. For details surrounding this accounting change, see note four to the consolidated financial statements in Item 1 of this Form 10-Q/A.
     In the following discussion of results of operations, certain prior period amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial position or cash flows.
     Our net loss for the three months ended September 30, 2005, was $9.7 million or $.03 per diluted share compared to net income of $13.7 million or $.04 per diluted share in the same period of 2004.
     Net (loss) income in the periods presented was affected by the following items, which are presented here on an after-tax basis:
     Three Months Ended September 30, 2005:
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

     The consolidated effective tax rate in the third quarter of 2005 was a benefit of 8.8% compared to a provision of 26.0% in the third quarter of 2004.
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
     Funeral gross profit decreased $9.0 million in the three months ended September 30, 2005 compared to the same period in 2004. North America funeral gross profit decreased $8.5 million during the third quarter of 2005. Our change in accounting related to deferred selling costs contributed approximately $0.9 million to our decline in gross profit. Additionally, gross profit was negatively impacted by the decrease in revenues described above and an inflationary increase in the cost of merchandise, an increase in vehicle and utility costs, which were impacted by rising fuel prices; and higher salaries and fringes due to inflationary increases and higher health and pension costs. Partially offsetting these items was an increase of approximately $2.9 million of gross profit related to Kenyon.
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
General and Administrative Expenses
General and administrative expenses were $19.7 million in the three months ended September 30, 2005 compared to $25.3 million in the same period of 2004.
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

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
	(Restated)			(Restated)
Three months ended September 30, 2005
North America
Funeral revenue	$259,875	$895	$1,484	$257,496
Cemetery revenue	143,704	485	366	142,853

	403,579	1,380	1,850	400,349

Other foreign
Funeral revenue	2,790	—	—	2,790
Cemetery revenue	—	—	—	—

	2,790	—	—	2,790
Total revenue	$406,369	$1,380	$1,850	$403,139

North America
Funeral gross profit	$35,978	$86	$(1,043)	$36,935
Cemetery gross profit	22,800	379	(466)	22,887

	58,778	465	(1,509)	59,822

Other foreign
Funeral gross profit	65	—	—	65
Cemetery gross profit	—	—	—	—

	65	—	—	65

Total gross profit	$58,843	$465	$(1,509)	$59,887

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
	(Restated)			(Restated)
Three months ended September 30, 2004
North America
Funeral revenue	$263,289	$102	$10,951	$252,236
Cemetery revenue	130,143	—	2,507	127,636

	393,432	102	13,458	379,872

Other foreign
Funeral revenue	3,415	—	—	3,415
Cemetery revenue	339	—	339	—

	3,754	—	339	3,415

Total revenue	$397,186	$102	$13,797	$383,287

North America
Funeral gross profit	$44,490	$(4)	$393	$44,101
Cemetery gross profit	23,542	—	(326)	23,868

	68,032	(4)	67	67,969

Other foreign
Funeral gross profit	578	—	—	578
Cemetery gross profit	57	—	57	—

	635	—	57	578

Total gross profit	$68,667	$(4)	$124	$68,547

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
     Comparable North America funeral gross profit decreased $7.2 million or 16.2% in the third quarter of 2005 compared to the same period of 2004. Our change in accounting related to deferred selling costs contributed approximately $0.9 million to our decline in gross profit. Additionally, gross profit was negatively impacted by inflationary increases in the cost of merchandise; an increase in vehicle and utility costs, which were impacted by rising fuel prices; and higher salaries and fringes due to inflationary increases and higher health and pension costs. Partially offsetting the decrease in gross profit was an increase in Kenyon gross profit of $2.9 million. Prior to 2005, we deferred and amortized preneed funeral direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed funeral preneed selling costs as incurred in 2004, funeral gross profit in the third quarter of 2004 would have been reduced by approximately $0.9 million.
Comparable North America Cemetery
Comparable North America cemetery revenue increased $15.2 million or 11.9% to $142.9 million in the third quarter of 2005 compared to the same period of 2004. This increase is primarily a result of increased preneed and atneed sales production combined with an increase in legacy revenues associated with constructed cemetery property.
     Comparable North America cemetery gross profit decreased 4.1% or $1.0 million in the three months ended September 30, 2005 compared to the same period in 2004. The increase in revenues described above was offset by our change in accounting related to deferred selling costs of approximately $4.1 million. Additionally, gross profit was negatively impacted by inflationary increases in the cost of merchandise, higher maintenance expenses, and higher fringe expenses, primarily health and pension costs. Prior to 2005, we deferred and amortized preneed cemetery direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed cemetery preneed selling costs as incurred in 2004, cemetery gross profit in the third quarter of 2004 would have been reduced by approximately $4.1 million.
Results of Operations – Nine Months Ended September 30, 2005 and 2004
     Effective January 1, 2005, we changed our accounting for preneed selling costs. For details surrounding this accounting change, see note four to the consolidated financial statements in Item 1 of this Form 10-Q/A.
     In the following discussion of results of operations, certain prior period amounts have been reclassified to conform to the current period financial presentation with no effect on previously reported net income, financial position or cash flows.
     Net loss for the nine months ended September 30, 2005, was $150.7 million or $.49 per diluted share compared to net income of $83.7 million or $.26 per diluted share in the same period of 2004. Our former funeral operations in France (which were sold in March 2004) contributed $8.1 million or $.02 of earnings per diluted share in the first nine months of 2004.
     Net (loss) income in the periods presented was affected by the following items, which are presented here on an after-tax basis:

Nine Months Ended September 30, 2005:
•	A charge of $187.5 million or $.61 per diluted share for the cumulative effect of the change in accounting related to preneed selling expenses.
•	Net loss on early extinguishment of debt of $9.3 million or $.03 per diluted share primarily related to the tender offer of our 7.20% notes originally due 2006 and our 6.875% notes originally due 2007.
•	Net losses on dispositions of $23.7 million or $.07 per diluted share.
•	Income of $3.8 million or $.01 per diluted share from discontinued operations.
Nine Months Ended September 30, 2004:
•	Net gain on dispositions of $58.5 million or $.17 per diluted share (including tax benefits realized from the disposition of our French operations and a minority interest in our former United Kingdom company).
•	A charge of $50.6 million or $.14 per diluted share for the cumulative effect of accounting changes related to the implementation of FIN 46R and changes in pension accounting.
•	Net earnings of $35.0 million or $.10 per diluted share from discontinued operations. This includes a non-cash tax benefit of $49.2 million.
•	Expense of $30.6 million or $.09 per diluted share related to outstanding litigation matters.
•	Loss on the early extinguishment of debt of $10.5 million or $.03 per diluted share primarily related to the tender offer of our notes originally due in 2005 and the redemption of our convertible notes originally due in 2008.
•	Interest income on a note receivable from our former United Kingdom company of $2.7 million, or $.01 per diluted share.
•	Foreign currency transactional loss of $2.3 million or $.01 per diluted share associated with the payment of a contingent purchase obligation in Chile.
     The consolidated effective tax rate in the first nine months of 2005 was a provision of 44.2% compared to a benefit of 7.4% in the same period of 2004. The tax rate in the first nine months of 2005 was negatively impacted by permanent differences between book and tax bases of North American asset dispositions. The tax rate in the first nine months of 2004 was favorably impacted by non-cash tax benefits realized from the disposition of our funeral operations in France and the United Kingdom. The tax benefits from dispositions result from differences between book and tax bases and the reversal of tax liabilities that were subsequently recorded as warranty indemnification liabilities.
     The diluted weighted average number of shares decreased to 308.8 million at September 30, 2005 compared to 348.9 million at September 30, 2004. This decrease is mainly due to the conversion of our convertible senior notes in June of 2004 and our share repurchase program which began in the third quarter of 2004.
Consolidated Funeral Results
Funeral revenue in the nine months ended September 30, 2005 declined $114.0 million from the same period of 2004 primarily due to a decline of $127.3 million in revenue associated with our funeral operations in France, which were sold on March 11, 2004. North America funeral revenue increased $13.6 million primarily as a result of a $16.0 million increase in revenues from Kenyon, our subsidiary that engages in mass fatality and emergency response services. Kenyon revenue was higher in the first nine months of 2005 than in the first nine months of 2004 primarily due to its involvement with incidents in Asia, Greece, and Louisiana. The increase in Kenyon revenues were slightly offset by a decrease in general agency revenues during the first nine months of 2005.

     Funeral gross profit decreased $15.8 million in the nine months ended September 30, 2005 compared to the same period in 2004 primarily as a result of an $11.6 million decline in gross profit related to our former operations in France, which were sold in March 2004. North America funeral gross profit decreased $3.4 million. Our change in accounting related to deferred selling costs reduced pretax earnings in the first nine months of 2005 by approximately $3.6 million. Additionally, gross profit was negatively impacted by an inflationary increase in the cost of merchandise, higher salary and fringe expenses (primarily health care and pension costs), and increases related to our trust reconciliation project and increased Sarbanes-Oxley expenses. These decreases in profit were offset by an increase in gross profit related to Kenyon.
Consolidated Cemetery Results
Cemetery revenue decreased $4.9 million in the nine months ended September 30, 2005 compared to the same period of 2004. North America cemetery revenue decreased $4.1 million primarily as a result of a decrease in interest earned on trade receivables. Cemetery gross profit decreased $10.0 million in the nine months ended September 30, 2005 compared to the same period of 2004, primarily as result of the decreases in revenue described above and our change in accounting related to deferred selling costs, which reduced pretax earnings in the first nine months of 2005 by approximately $12.7 million.
General and Administrative Expense
General and administrative expenses were $61.9 million in the nine months ended September 30, 2005 compared to $100.3 million in the same period of 2004.
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
Interest Expense
Interest expense was $14.7 million lower in the first nine months of 2005 compared to the same period of 2004 primarily due to the reduction of debt during 2005 and 2004.
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

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
	(Restated)			(Restated)
Nine months ended September 30, 2005
North America
Funeral revenue	$857,966	$2,535	$16,672	$838,759
Cemetery revenue	418,866	485	2,787	415,594

	1,276,832	3,020	19,459	1,254,353

Other foreign
Funeral revenue	8,739	—	—	8,739
Cemetery revenue	82	—	82	—

	8,821	—	82	8,739

Total revenue	$1,285,653	$3,020	$19,541	$1,263,092

North America
Funeral gross profit	$166,049	$153	$873	$165,023
Cemetery gross profit	62,849	141	(888)	63,596

	228,898	294	(15)	228,619

Other foreign
Funeral gross profit	829	—	—	829
Cemetery gross profit	(40)	—	(40)	—

	789	—	(40)	829

Total gross profit	$229,687	$294	$(55)	$229,448

		Activity	Activity
		associated with	associated
		acquisition/new	with
(Dollars in thousands)	Consolidated	construction	dispositions	Comparable
	(Restated)			(Restated)
Nine months ended September 30, 2004
North America
Funeral revenue	$844,405	$119	$38,680	$805,606
Cemetery revenue	422,986	—	8,180	414,806

	1,267,391	119	46,860	1,220,412

Other foreign
Funeral revenue	136,311	—	127,282	9,029
Cemetery revenue	895	—	895	—

	137,206	—	128,177	9,029

Total revenue	$1,404,597	$119	$175,037	$1,229,441

North America
Funeral gross profit	$169,480	$(144)	$2,604	$167,020
Cemetery gross profit	72,718	—	(249)	72,967

	241,084	(144)	2,355	239,987

Other foreign
Funeral gross profit	13,158	—	11,572	1,586
Cemetery gross profit	71	—	71	—

	13,229	—	11,643	1,586

Total gross profit	$255,427	$(144)	$13,998	$241,573

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

(Dollars in thousands, except average revenue per funeral service)	2005	2004
	(Restated)	(Restated)
Comparable North America funeral revenue	$838,759	$805,606
Less: GA Revenue (1)	21,057	22,680
Kenyon revenue (2)	19,044	3,013

Adjusted Comparable North America funeral revenue	798,658	779,913
Comparable North America funeral services performed	183,849	182,075
North America average revenue per funeral service	$4,344	$4,283

(1)	General Agency revenue is the commission we receive from third-party insurance companies when customers purchase insurance contracts from such third-party insurance companies to fund funeral services and merchandise at a future date.

(2)	Kenyon is our disaster response subsidiary that engages in mass fatality and emergency response services. Revenue and gross profit associated with Kenyon are subject to significant variation due to the nature of their operations.

Comparable North America Funeral
Comparable North America funeral revenue in the first nine months of 2005 increased $33.2 million or 4.1% from the same period in 2004 primarily due to increases in funeral volume and average revenue per funeral service and a $16.0 million increase in revenue from Kenyon, partially offset by a decline in GA revenue.
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
     Comparable North America funeral gross profit decreased $2.0 million or 1.2% in the first nine months of 2005 compared to the same period of 2004. The increase in revenue described above was offset by our change in accounting for deferred selling costs of approximately $3.6 million. Also, negatively impacting gross profit were inflationary increases in merchandise costs, an increase in group health and pension costs, and an increase related to our trust reconciliation projects and higher Sarbanes-Oxley costs. Kenyon contributed an increase to gross profits of approximately $2.6 million for the first nine months of 2005. Prior to 2005, we deferred and amortized preneed funeral direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed funeral preneed selling costs as incurred in 2004, funeral gross profit in the first nine months of 2004 would have been reduced by approximately $3.6 million.
Comparable North America Cemetery
Comparable North America cemetery revenue improved $0.8 million or 0.2% to $415.6 million in the nine months ended September 30, 2005 compared to the same period of 2004. This increase is primarily a result of improvements in operating atneed revenues and trust fund income, partially offset by a decline in interest on trade receivables.
     Comparable North America cemetery gross profit decreased 12.8% or $9.4 million in the nine months ended September 30, 2005 compared to the same period in 2004. Cemetery gross profit was negatively impacted by $12.7 million related to our change in accounting for preneed cemetery direct selling costs. Additionally, gross profit was negatively impacted by inflationary increases in the cost of merchandise, higher salary and fringe expenses (primarily health care and pension costs), increases in vehicle and utility costs driven by higher fuel prices, and an increase in auto lease expense driven by higher variable interest rates. Prior to 2005, we deferred and amortized preneed cemetery direct selling costs. Effective January 1, 2005, we are now expensing these costs as incurred. Had we expensed cemetery preneed selling costs as incurred in 2004, cemetery gross profit in the first nine months of 2004 would have been reduced by $12.7 million.
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

	September 30,	December 31,
(In millions)	2005	2004	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
Total debt	$1,286.9	$1,278.5	$1,713.0	$1,985.7
Cash and cash equivalents	492.1	287.8	239.4	200.6

Total debt less cash and cash equivalents	$794.8	$990.7	$1,473.6	$1,785.1

     Total debt less cash and cash equivalents at September 30, 2005 was $780.0 million. Total debt has been reduced by $713.6 million or 35.9% since December 31, 2002. This reduction is a result of strong operating cash flows, which included the receipt of tax refunds of approximately $130 million and a successful asset divestiture and joint venture program that produced over $750 million of net cash proceeds.
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
Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2005 and 2004 (Restated).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

August 11, 2006	SERVICE CORPORATION INTERNATIONAL

By: /s/ Jeffrey I. Beason

Jeffrey I. Beason
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBIT

12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2005 and 2004.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.