Form 10-Q/A
period 2006-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2006-08-14
CIK 89089

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

Explanatory Note:
The Company is amending its March 31, 2006 Form 10-Q filed May 10, 2006 to restate its condensed consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2006 and 2005, and its condensed consolidated balance sheet at March 31, 2006 and December 31, 2005. Included in this amended Form 10-Q are certain adjustments to correct errors related to 1) the miscalculation of the Company’s actuarially determined pension benefit obligation, 2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases, but should have been accounted for as capital leases, and 3) other out-of-period adjustments previously identified by the Company but deemed to be not material either individually or in the aggregate. All applicable amounts relating to this restatement have been reflected in the condensed consolidated financial statements and disclosed in the notes to the condensed consolidated financial statements in this amended Form 10-Q. For a discussion of the individual restatement adjustments, see Item 1. Financial Statements-note two. Restatement of Financial Statements. Additionally, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2006	2005
	(Restated) note 2	(Restated) note 2

Revenues	$441,798	$447,442
Costs and expenses	(354,191)	(349,642)

Gross profit	87,607	97,800

General and administrative expenses	(22,007)	(19,707)
Gains (losses) on dispositions and impairment charges, net	(4,510)	(5,741)

Operating income	61,090	72,352

Interest expense	(26,728)	(25,005)
Loss on early extinguishment of debt	—	(1,207)
Interest income	5,981	4,056
Other income (expense), net	2,414	(1,208)

	(18,333)	(23,364)

Income from continuing operations before income taxes and cumulative effect of accounting change	42,757	48,988
Provision for income taxes	(15,776)	(17,520)

Income from continuing operations before cumulative effect of accounting change	26,981	31,468
(Loss) income from discontinued operations (net of income tax benefit (provision) of $35 and $(1,155), respectively)	(55)	1,175
Cumulative effect of accounting change (net of income tax benefit of $117,428)	—	(187,538)

Net income (loss)	$26,926	$(154,895)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$.09	$.10
Income from discontinued operations, net of tax	—	—
Cumulative effect of accounting change, net of tax	—	(.59)

Net income (loss)	$.09	$(.49)

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$.09	$.10
Income from discontinued operations, net of tax	—	—
Cumulative effect of accounting change, net of tax	—	(.59)

Net income (loss)	$.09	$(.49)

Basic weighted average number of shares	294,308	313,490

Diluted weighted average number of shares	298,678	317,751

Dividends declared per share	$.025	$.025

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005

	(Restated) note 2	(Restated) note 2

Assets
Current assets:
Cash and cash equivalents	$490,408	$446,782
Receivables, net	76,400	97,747
Inventories	67,256	68,327
Other	31,017	37,527

Total current assets	665,081	650,383

Preneed funeral receivables and trust investments	1,227,556	1,226,192
Preneed cemetery receivables and trust investments	1,307,832	1,288,515
Cemetery property, at cost	1,366,323	1,355,654
Property and equipment, at cost, net	1,043,073	950,174
Deferred charges and other assets	264,366	249,581
Goodwill	1,122,205	1,123,888
Cemetery perpetual care trust investments	697,871	700,382

	$7,694,307	$7,544,769

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$213,961	$231,693
Current maturities of long-term debt	35,996	20,716
Income taxes	18,203	20,359

Total current liabilities	268,160	272,768

Long-term debt	1,271,857	1,186,485
Deferred preneed funeral revenues	535,489	535,384
Deferred preneed cemetery revenues	783,520	792,485
Deferred income taxes	157,481	138,677
Other liabilities	317,778	326,985
Non-controlling interest in funeral and cemetery trusts	2,060,380	2,015,811
Non-controlling interest in cemetery perpetual care trust investments	695,456	694,619

Commitments and contingencies (note 9)

Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 295,454,597 and 294,808,872, issued and outstanding (net of 48,606,563 and 48,962,063 treasury shares, at par)	295,455	294,809
Capital in excess of par value	2,174,541	2,182,745
Unearned compensation	—	(3,593)
Accumulated deficit	(935,979)	(962,905)
Accumulated other comprehensive income	70,169	70,499

Total stockholders’ equity	1,604,186	1,581,555

	$7,694,307	$7,544,769

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2006	2005
	(Restated) note 2	(Restated) note 2
Cash flows from operating activities:
Net income (loss)	$26,926	$(154,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of tax	55	(1,175)
Loss on early extinguishment of debt	—	1,207
Premiums paid on early extinguishment of debt	—	(542)
Cumulative effect of accounting change, net of tax	—	187,538
Depreciation and amortization	25,091	20,645
Provision for doubtful accounts	2,356	2,347
Provision for deferred income taxes	13,555	16,064
(Gains) losses on dispositions and impairment charges, net	4,510	5,741
Share-based compensation	2,145	447
Other non-cash adjustments	—	(1,950)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	7,407	(8,835)
Decrease in other assets	3,591	28,740
Decrease in payables and other liabilities	(27,566)	(5,532)
Net effect of preneed funeral production and maturities	3,833	12,470
Net effect of cemetery production and deliveries	18,365	23,289
Other	(54)	102

Net cash provided by operating activities from continuing operations	80,214	125,661
Net cash provided by operating activities from discontinued operations	—	1,453

Net cash provided by operating activities	80,214	127,114
Cash flows from investing activities:
Capital expenditures	(19,049)	(20,559)
Proceeds from divestitures and sales of property and equipment	7,463	8,236
Proceeds from dispositions of foreign operations, net of cash retained	—	21,597
Proceeds from sale of investments	5,900	—
Acquisitions, net of cash acquired	(14,662)	(5)
Net (deposits) withdrawals of restricted funds and other	(3,353)	6,194

Net cash (used in) provided by investing activities from continuing operations	(23,701)	15,463
Net cash used in investing activities from discontinued operations	—	(54)

Net cash (used in) provided by investing activities	(23,701)	15,409
Cash flows from financing activities:
Payments of debt	(1,182)	(1,951)
Principal payments on capital leases	(5,437)	(71)
Early extinguishment of debt	—	(7,131)
Proceeds from exercise of stock options	1,219	3,904
Purchase of Company common stock	—	(103,570)
Payments of dividends	(7,371)	—
Purchase of subsidiary stock	—	(844)

Net cash used in financing activities	(12,771)	(109,663)
Effect of foreign currency	(116)	(152)

Net increase in cash and cash equivalents	43,626	32,708
Cash and cash equivalents at beginning of period	446,782	287,785

Cash and cash equivalents at end of period	$490,408	$320,493

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	Shares	stock	value	par value	Compensation	deficit	income
						(Restated) note 2
Balance at December 31, 2005	294,809	$343,771	$(48,962)	$2,182,745	$(3,593)	$(962,905)	$70,499
Net income						26,926
Dividends declared on common stock ($.025 per share)				(7,329)
Total other comprehensive income							(330)
Share based compensation earned				2,145
Reclassification of unearned compensation for restricted stock				(3,593)	3,593
Stock option exercises and other	290	290		929
Restricted stock award	356		356	(356)

Balance at March 31, 2006	295,455	$344,061	$(48,606)	$2,174,541	$—	$(935,979)	$70,169

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
2. Restatement of Financial Statements
The Company has restated herein its previously issued condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2006 and 2005, and its condensed consolidated balance sheet as of March 31, 2006 and December 31, 2005. This restatement corrects errors related to 1) the miscalculation of the Company’s actuarially determined pension benefit obligation, 2) the accounting for certain leases related to funeral home properties which were previously accounted for as operating leases, but should have been accounted for as capital leases, and 3) other out-of-period adjustments previously identified by the Company but deemed to be not material either individually or in the aggregate. All applicable amounts related to this restatement have been reflected in the Company’s condensed consolidated financial statements and disclosed in the notes to the condensed consolidated statements in this amended Form 10-Q.
Pension Benefit Obligation
As previously disclosed in the Company’s 2004 Form 10-K, effective January 1, 2004, the Company adopted a new accounting policy related to the accounting for actuarial gains and losses in its pension plan. Under the new accounting policy, the Company began to recognize such gains and losses in its consolidated statement of operations as they occurred. Previously, the Company amortized the difference between actual and expected investment returns and other actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). As a result of this accounting change, the Company initially recognized an after tax charge in its 2004 financial statements, representing the cumulative effect of this accounting change, of $33,599 ($54,873 before tax). This amount represented the accumulated unrecognized net losses related to the pension plan assets and liabilities as of January 1, 2004.
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
     In addition, in connection with the preparation of its second quarter 2006 condensed consolidated financial statements; the Company also identified an actuarial calculation error that resulted in an understatement of pension expense of $1,940 in the fourth quarter of 2005.
Lease Accounting
As previously disclosed in the Company’s initial first quarter 2006 Form 10-Q filing, the Company determined, in the first quarter of 2006, that certain of its leases related to funeral home properties that were previously accounted for as operating leases should have been accounted for as capital leases. The aggregate pre-tax adjustment to the Company’s previously issued consolidated financial statements is $2,677, of which $657 relates to the three-year period ended December 31, 2005. The remaining $2,020 relates to periods prior to January 1, 2003.
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
Materiality Assessment
The Company evaluated the materiality of these adjustments to its previously issued interim and annual financial statements including its interim financial statements as of and for the three months ended March 31, 2006. The Company determined that the impact of these errors was not material to its previously issued consolidated financial statements; however, the Company has determined that the cumulative correction of the errors in the second quarter of 2006 would have been material to the current period. Therefore, in accordance with paragraph 29 of Accounting Principles Board Opinion No. 28 and the SEC’s Staff Accounting Bulletin (SAB) Topic 5-F, the Company is restating its previously issued financial statements to reflect the corrections of the errors in each of the periods affected. As a result, the Company has restated its condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and its condensed consolidated balance sheet at March 31, 2006 and December 31, 2005. The effect of the adjustments to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006 and 2005 is as follows:

	For the three months ended		For the three months ended
	March 31, 2006		March 31, 2005
	As		As
	previously	As	previously	As
	reported	restated	reported	restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Costs and expenses	(355,995)	(354,191)	(350,215)	(349,642)
Gross profit	85,803	87,607	97,227	97,800
General and administrative expenses	(22,007)	(22,007)	(19,716)	(19,707)
Other operating expense	(2,884)	—	—	—
Operating income	56,402	61,090	71,770	72,352
Interest expense	(26,724)	(26,728)	(24,656)	(25,005)
Income from continuing operations before income taxes and cumulative effects of accounting changes	38,073	42,757	48,755	48,988
Provision for income taxes	(13,824)	(15,776)	(17,338)	(17,520)
Income from continuing operations before cumulative effects of accounting changes	24,249	26,981	31,417	31,468
Net income (loss)	24,194	26,926	$(154,946)	$(154,895)
Earnings per share:
Basic	0.08	0.09	$(.49)	$(.49)
Diluted	0.08	0.09	$(.49)	$(.49)
     The effect of the above restatement on the Company’s previously reported condensed consolidated balance sheet as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006		December 31, 2005
	As		As
	previously	As	previously	As
	reported	restated	reported	restated
	(unaudited)	(unaudited)
Selected condensed consolidated balance sheet data:
Property and equipment, at cost, net	$1,043,544	$1,043,073	$942,229	$950,174
Deferred charges and other assets	264,234	264,366	249,449	249,581
Total assets	7,694,646	7,694,307	7,536,692	7,544,769
Accounts payable and accrued liabilities	215,196	213,961	231,129	231,693
Current maturities of long-term debt	36,055	35,996	20,468	20,716
Long-term debt	1,271,828	1,271,857	1,175,463	1,186,485
Deferred income taxes	158,527	157,481	141,676	138,677
Other liabilities	311,607	317,778	320,812	326,985
Stockholders’ equity	1,608,385	1,604,186	1,588,486	1,581,555
Total liabilities and stockholders’ equity	7,694,646	7,694,307	$7,536,692	$7,544,769
     The effect of the above restatement on the Company’s previously reported condensed consolidated statement of cash flows for the three months ended March 31, 2005 is as follows:

	Three months ended
	March 31, 2005

	As
	previously	As
	reported	restated

Net cash provided by operating activities	127,066	127,114

Net cash used in financing activities	(109,615)	(109,663)
The restatement had no impact to the Company’s net cash provided by operating activities or net cash used in financing activities for the three months ended March 31, 2006.
The Company has also reflected the effects of this restatement in notes four, five, six, seven, eight and ten to these condensed financial statements.
3. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts of SCI and all majority-owned subsidiaries. These statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s amended Annual Report on Form 10-K, for the year ended December 31, 2005, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
     Results for the first quarter of 2005 have not been restated for SFAS 123R. If, prior to January 1, 2006, the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at the grant dates, net loss and loss per share would have changed for the three months ended March 31, 2005 to the following pro forma amounts:

Three months ended
March 31, 2005
(Restated)
note 2
Net loss, as reported	$(154,895)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	(391)

Pro forma net loss	$(155,286)

Basic loss per share:
Net loss, as reported	$(.49)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	—

Pro forma basic loss per share	$(.49)

Diluted loss per share:
Net loss, as reported	$(.49)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax expense	—

Pro forma diluted loss per share	$(.49)

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
     For the three months ended March 31, 2006, cash received from the exercise of stock options was $1,219. As of March 31, 2006, the unrecognized compensation expense related to stock options of $6,415 is expected to be recognized over a weighted average period of 2.1 years.
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
     The components of Comprehensive income (loss) are as follows for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005

	(Restated) note 2	(Restated) note 2
Comprehensive income (loss):
Net income (loss)	$26,926	$(154,895)
Total other comprehensive (loss) income	(330)	65,301

Comprehensive income (loss)	$26,596	$(89,594)

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

5. Debt
Debt as of March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
	(Restated)	(Restated)
	note 2	note 2
7.2% notes due June 2006	$10,698	$10,698
6.875% notes due October 2007	13,497	13,497
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	341,635
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	22,213	22,213
Obligations under capital leases	110,998	11,425
Mortgage notes and other debt, maturities through 2050	28,406	29,588
Unamortized pricing discounts and other	(20,221)	(22,482)

Total debt	1,307,853	1,207,201
Less current maturities	(35,996)	(20,716)

Total long-term debt	$1,271,857	$1,186,485

     Current maturities of debt at March 31, 2006 were comprised primarily of the 7.2% notes due June 2006, convertible debentures and capital leases. The Company’s consolidated debt had a weighted average interest rate of 7.21% at March 31, 2006 and 7.11% at December 31, 2005. Approximately 95% and 99% of the total debt had a fixed interest rate at March 31, 2006 and December 31, 2005, respectively.
Capital Leases
In the first quarter of 2006, the Company acquired $105,085 of transportation equipment utilizing capital leases, of which $102,322 were classified as operating leases in prior periods. See additional information regarding these leases in note nine to these condensed consolidated financial statements.

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
6. Retirement Plans
The components of net periodic pension plan benefit cost for the three months ended March 31 were as follows:

	Three months ended
	March 31,
	2006	2005
	Restated (note 2)	Restated (note 2)
Interest cost on projected benefit obligation	$1,973	$2,027
Actual return on plan assets	(1,038)	(1,806)
Actuarial loss	—	305
Amortization of prior service cost	46	46

	$981	$572

7. Segment Reporting
The Company’s operations are both product based and geographically based. The Company’s reportable segments include its funeral operations and its cemetery operations and collectively represent 100% of the Company’s revenues.
     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended March 31,
2006	$302,984	$138,814	$441,798
2005	$319,451	$127,991	$447,442

Gross profit:
Three months ended March 31,
2006 (Restated — note 2)	$65,396	$22,211	$87,607
2005 (Restated — note 2)	$80,126	$17,674	$97,800
     The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of accounting change:

	Three months ended
	March 31,
	2006	2005
	(Restated) note 2	(Restated) note 2
Gross profit from reportable segments	$87,607	$97,800
General and administrative expenses	(22,007)	(19,707)
Gains (losses) on dispositions and impairment charges, net	(4,510)	(5,741)

Operating income	61,090	72,352
Interest expense	(26,728)	(25,005)
Loss on early extinguishment of debt, net	—	(1,207)
Interest income	5,981	4,056
Other income (expense), net	2,414	(1,208)

Income from continuing operations before income taxes and cumulative effect of accounting change	$42,757	$48,988

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
     The Company’s geographic area information is as follows:

	North
	America	Other Foreign	Total
Revenues from external customers:
Three months ended March 31,
2006	$438,890	$2,908	$441,798
2005	$444,177	$3,265	$447,442

Gains (losses) on dispositions and impairment charges, net:
Three months ended March 31,
2006	$(4,510)	$—	$(4,510)
2005	$(5,741)	$—	$(5,741)

Operating income:
Three months ended March 31,
2006 (Restated — note 2)	$60,485	$605	$61,090
2005 (Restated — note 2)	$71,835	$517	$72,352

Depreciation and amortization:
Three months ended March 31,
2006 (Restated — note 2)	$25,077	$14	$25,091
2005 (Restated — note 2)	$20,577	$68	$20,645
     Included in the North America figures above are the following United States amounts:

	Three months ended
	March 31,
	2006	2005

Revenues from external customers	$410,482	$416,699
Operating income (Restated — note 2)	$55,995	$65,176
Depreciation and amortization (Restated — note 2)	$23,474	$19,391
8. Supplementary Information
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

     The detail of certain income statement accounts is as follows for the three months ended March 31:

	2006	2005
	(Restated) note 2	(Restated) note 2
North America goods and services revenues
Goods
Funeral	$120,173	$140,334
Cemetery	89,452	82,768

Total goods	209,625	223,102
Services
Funeral	171,920	169,198
Cemetery	41,215	36,287

Total services	213,135	205,485

North America goods and services revenues	422,760	428,587

International revenues	2,908	3,265
Other revenues	16,130	15,590

Total revenues	$441,798	$447,442

North America goods and services costs
Goods
Funeral	$56,100	$53,502
Cemetery	37,343	34,605

Total cost of goods	93,443	88,107
Services
Funeral	88,856	92,491
Cemetery	23,477	23,877

Total cost of services	112,333	116,368

North America goods and services costs	205,776	204,475

International costs and expenses	2,303	2,748
Overhead and other expenses	146,112	142,419

Total costs and expenses	$354,191	$349,642

9. Commitments and Contingencies
Leases
The Company’s leases principally relate to funeral home facilities and transportation equipment. Rental expense for operating leases was $7,375 and $14,043 for the quarters ended March 31, 2006 and 2005, respectively. As of March 31, 2006, future minimum lease payments for non-cancelable operating and capital leases exceeding one year are as follows:

	Operating	Capital
	(Restated) note 2	(Restated) note 2
Remainder of 2006	$6,456	$19,695
2007	7,581	23,004
2008	7,116	18,878
2009	6,791	15,179
2010	5,617	37,745
2011 and thereafter	54,995	30,525

Subtotal	88,556	145,026
Less: Subleases	(1,644)	—

Total	$86,912	$145,026

Less: Interest on capital leases		(34,028)

Total principal payable on capital leases		$110,998

     To eliminate the variable interest rate risk in the Company’s operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements in the first quarter of 2006. Based on the amended terms, these leases have been classified as capital leases as of March 31, 2006 and are presented as such in the table above. For additional information, see note five to these condensed consolidated financial statements.

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
     The Company is also a defendant in Cause No. 4:05-CV-03399; Pioneer Valley Casket, et al v. Service Corporation International, et al. In the United States District Court for the Southern District of Texas — Houston Division. This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, this case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 to the present.
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
10. Earnings Per Share
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

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended
	March 31,
	2006	2005
	(Restated) note 2	(Restated) note 2
Income from continuing operations before cumulative effect of accounting change (numerator):
Income from continuing operations before cumulative effect of accounting change — basic	$26,981	$31,468
After tax interest on convertible debt	—	12

Income from continuing operations before cumulative effect of accounting change — diluted	$26,981	$31,480

Net income (loss) (numerator):
Net income (loss) — basic	$26,926	$(154,895)
After tax interest on convertible debt	—	12

Net income (loss) — diluted	$26,926	$(154,883)

Weighted average shares (denominator):
Weighted average shares — basic	294,308	313,490
Stock options	4,251	4,086
Restricted stock	119	54
Convertible debt	—	121

Weighted average shares — diluted	298,678	317,751

Income from continuing operations before cumulative effect of accounting change per share:
Basic	$.09	$.10
Diluted	$.09	$.10

Cumulative effect of accounting change per share, net of tax:
Basic	$—	$(.59)
Diluted	$—	$(.59)

Net income (loss) per share:
Basic	$.09	$(.49)
Diluted	$.09	$(.49)

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

11. Gains (Losses) on Dispositions and Impairment Charges, Net
As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains (losses) on dispositions and impairment charges, net. Additionally, as dispositions occur pursuant to the Company’s ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original impairment estimates.
     Gains (losses) on dispositions and impairment charges, net for the three months ended March 31, consists of the following:

	Three months ended
	March 31,
	2006	2005
Gains on dispositions	$1,432	$889
Impairment losses for assets held for sale	(5,942)	(7,118)
Changes to previously estimated impairment losses	—	488

	$(4,510)	$(5,741)

12. Discontinued Operations
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
13. Subsequent Event
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
Other Matters
The Staff of the Securities and Exchange Commission (Staff) recently issued a letter (Comment Letter) to us dated April 19, 2006, commenting on certain aspects of our initial Annual Report on Form 10-K for the year ended December 31, 2005 as filed on March 6, 2006. We believe that most of the issues raised in the Comment Letter have been appropriately addressed, and we have included required disclosures in this report or will include in future filings to the extent necessary as a result of the SEC’s comments. While there may be others, we believe that three items from the Comment Letter remain under consideration with the Staff at this time.
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
     Third, the Staff requested information regarding the classification of our operating leases related primarily to funeral home properties. During the first quarter of 2006, the Company determined that certain of its leases related to funeral home properties should have been accounted for as capital leases. For additional information, see note two for discussion.
Critical Accounting Policies
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our amended Annual Report on Form 10-K for the year ended December 31, 2005. No significant changes to our accounting policies have occurred subsequent to December 31, 2005, except as described below within Accounting Changes.
Accounting Changes
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We adopted SFAS 123R on January 1, 2006 and are utilizing the modified-prospective transition method. For further information regarding this accounting change, see note four to the condensed consolidated financial statements in Item 1 of this amended Form 10-Q.
Restatement of Financial Statements
We have restated herein our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005. We have also restated herein our condensed consolidated balance sheet as of March 31, 2006 and December 31, 2005. For details related to this restatement, please see note two to the condensed consolidated financial statements in Item 1 of this amended Form 10-Q. This restatement has been reported in an amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. In addition, this restatement will be reported in an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

Results of Operations — Three Months Ended March 31, 2006 and 2005
Management Summary
We began 2006 with renewed financial strength, allowing us to focus on profitability and growth. Led by a strong performance from our cemetery segment, our total revenue from comparable operations continued to improve in the first quarter. Other key highlights to date include:
•	On April 3, 2006, announced the execution of a definitive agreement to acquire the outstanding shares of Alderwoods Group, Inc. combining two of the leading providers of funeral and cemetery services in North America.

•	An improvement in first quarter 2006 cemetery margins of 220 basis points over the same period in 2005.

•	A 6.6% increase in comparable average revenue per funeral service compared to the first quarter of 2005, which helped to offset a 5.1% decline in comparable funeral services performed, and

•	The declaration of a dividend payable in May 2006 based on our first quarter 2006 financial results.
Results of Operations
In the first quarter of 2006, we reported net income of $26.9 million or $.09 per diluted share. These results were impacted by net losses on dispositions and impairment charges of $3.5 million after tax or $.01 per diluted share.
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

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition /	with
Three Months Ended March 31, 2006	Actual	New Construction	Dispositions	Comparable
	(Restated)	(Dollars in millions)		(Restated)

North America
Funeral revenue	$300.1	$0.2	$0.8	$299.1
Cemetery revenue	138.8	0.1	1.4	137.3

	438.9	0.3	2.2	436.4

Other foreign
Funeral revenue	2.9	—	—	2.9

	2.9	—	—	2.9

Total revenues	$441.8	$0.3	$2.2	$439.3

North America
Funeral gross profits	$64.8	$0.1	$(0.7)	$65.4
Cemetery gross profits	22.2	(0.1)	(0.3)	22.6

	87.0	—	(1.0)	88.0

Other foreign
Funeral gross profits	0.6	—	—	0.6

	0.6	—	—	0.6

Total gross profit	$87.6	$—	$(1.0)	$88.6

		Less:
		Activity
		Associated
		with
Three Months Ended March 31, 2005	Actual	Dispositions	Comparable
	(Restated)	(Dollars in millions)	(Restated)

North America
Funeral revenue	$316.3	$15.0	$301.3
Cemetery revenue	127.9	4.6	123.3

	444.2	19.6	424.6

Other foreign
Funeral revenue	3.2	—	3.2

	3.2	—	3.2

Total revenues	$447.4	$19.6	$427.8

North America

Funeral gross profits	$79.6	$1.7	$77.9
Cemetery gross profits	17.7	(0.1)	17.8

	97.3	1.6	95.7

Other foreign
Funeral gross profits	0.5	—	0.5

	0.5	—	0.5

Total gross profit	$97.8	$1.6	$96.2

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

Consolidated Funeral Gross Profit
Consolidated funeral gross profits decreased $14.7 million in the first quarter of 2006 compared to the same period of 2005. The decline in revenues against an inflationary high fixed-cost structure negatively impacted gross profit. Increases in salaries, healthcare, floral and energy costs contributed to the decrease in gross profit. Additionally, gross profit was reduced by $3.0 million from Kenyon’s operations.
Comparable Funeral Gross Profit
Comparable North America funeral gross profit decreased $12.5 million or 16.0% in the first quarter of 2006 versus the same period of 2005. The comparable funeral gross margin percentage decreased to 21.9% compared to 25.9% in 2005. Comparable gross profit was negatively impacted by the decrease in revenues described above against an inflationary high fixed-cost structure. The remainder of the decrease in gross profit was due to increases in salary, healthcare and energy costs.
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
Consolidated Cemetery Gross Profits
Consolidated cemetery gross profits increased $4.5 million, or 25.7%, in the first quarter of 2006 compared to the first quarter of 2005 and margins increased over 220 basis points to 16.0%. The increase in revenue described above was partially offset by a related increase in variable costs and higher healthcare and energy costs.
Comparable Cemetery Gross Profits
North America comparable cemetery gross profits increased $4.8 million in the first quarter of 2006 compared to the same period of 2005. The comparable cemetery percentage increased to 16.5% in the first quarter of 2006 from 14.4% in the first quarter of 2005. These improvements were also a result of the strong revenue increases offset by cost increases as described above.
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

Interest Expense
Interest expense increased 6.8% to $26.7 million in the first quarter of 2006, compared to $25.0 million in the first quarter of 2005. The increase of $1.7 million reflects the modification of the contractual terms of certain transportation leases in January 2006, which resulted in additional interest expense related to these newly reclassified capital leases. For additional information, see notes four and eight to the condensed consolidated financial statements included in this Form 10-Q.
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
(Provision) Benefit for Income Taxes
The consolidated effective tax rate in the first quarter of 2006 resulted in a provision of 36.9%, compared to 35.8% in the same period of 2005. The 2006 and 2005 tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions.
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
     Financing Activities — Cash used in financing activities decreased $96.9 million in the first three months of 2006 compared to the first three months of 2005 primarily due to share repurchases and a debt extinguishment in 2005, partially offset by dividend payments and an increase in capital lease payments in 2006. During the first quarter of 2005, we repurchased 14.7 million shares of common stock for an aggregate of $103.6 million and paid $7.7 million to extinguish debt (of which $7.1 million is reported as a financing activity). Dividends, which were not paid in the first quarter of 2005, totaled $7.4 million in 2006. Capital lease payments increased $5.4 million compared to the prior year reflecting new capital leases for certain transportation assets.
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
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q as amended that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in note eight to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Amended Form 10-Q which information is hereby incorporated by reference herein.
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
Item 6. Exhibits
2.1	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Corporation International, Coronado Acquisition Corporation and Alderwoods Group, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 5, 2006).

10.1	Commitment Letter, dated as of April 2, 2006, by and among Service Corporation International, Chase Lincoln First Commercial Corporation and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 5, 2006).

10.2	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006)

10.3	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2006)

10.4	Employment and Noncompetition Agreement, dated January 1, 2004 between SCI Executive Services, Inc. and Stephen M. Mack. (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended March 31, 2006)

10.5	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Stephen M. Mack. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended March 31, 2006)

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2006 and 2005.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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
Jeffrey I. Beason
Vice President and Corporate Controller (Chief Accounting Officer)

Exhibit Index

Exhibits
2.1	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Corporation International, Coronado Acquisition Corporation and Alderwoods Group, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 5, 2006).

10.1	Commitment Letter, dated as of April 2, 2006, by and among Service Corporation International, Chase Lincoln First Commercial Corporation and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 5, 2006).

10.2	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006)

10.3	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2006)

10.4	Employment and Noncompetition Agreement, dated January 1, 2004 between SCI Executive Services, Inc. and Stephen M. Mack. (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended March 31, 2006)

10.5	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Stephen M. Mack. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended March 31, 2006)

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2006 and 2005.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.