Form 10-Q
period 2006-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2006-11-09
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☐                                          NO ☑
The number of shares outstanding of the registrant’s common stock as of November 3, 2006 was 292,753,227 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

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
Lawn Crypt – An outer burial receptacle constructed of concrete and reinforced steel, which is usually pre-installed in predetermined designated areas.
Marker – A method of identifying the remains in a particular burial space, crypt, or niche. Permanent burial markers are usually made of bronze, granite, or stone.
Maturity – At the time of death. This is the point at which preneed contracts are converted to atneed contracts.
Mausoleum – An above ground structure that is designed to house caskets and cremation urns.
Perpetual Care or Endowment Care Fund – A trust fund used for the maintenance and upkeep of burial spaces within a cemetery.
Preneed – Funeral and cemetery arrangements made prior to the time of death.
Preneed Backlog – Future revenues from unfulfilled preneed funeral and cemetery contractual arrangements.
Production – Sales of preneed funeral and preneed or atneed cemetery contracts.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$400,334	$406,369	$1,273,477	$1,285,653
Costs and expenses	(328,308)	(347,526)	(1,030,707)	(1,055,966)

Gross profit	72,026	58,843	242,770	229,687

General and administrative expenses	(20,956)	(19,744)	(63,885)	(61,936)
Gains (losses) on dispositions and impairment charges, net	(30,750)	(27,446)	(38,141)	(28,659)

Operating income	20,320	11,653	140,744	139,092

Interest expense	(33,330)	(26,170)	(86,667)	(77,399)
Loss on early extinguishment of debt	—	—	—	(14,258)
Interest income	8,259	3,268	21,022	11,218
Other income, net	12,776	1,175	16,822	538

	(12,295)	(21,727)	(48,823)	(79,901)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	8,025	(10,074)	91,921	59,191
(Provision) benefit for income taxes	(4,628)	885	(35,910)	(26,188)

Income (loss) from continuing operations before cumulative effect of accounting change	3,397	(9,189)	56,011	33,003
(Loss) income from discontinued operations (net of income tax benefit (provision) of $32, $(2,606), $182, and $(4,587), respectively)	(32)	(463)	(270)	3,825
Cumulative effect of accounting change (net of income tax benefit of $117,428)	—	—	—	(187,538)

Net income (loss)	$3,365	$(9,652)	$55,741	$(150,710)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$.01	$(.03)	$.19	$.11
Income from discontinued operations, net of tax	—	—	—	.01
Cumulative effect of accounting change, net of tax	—	—	—	(.62)

Net income (loss)	$.01	$(.03)	$.19	$(.50)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$.01	$(.03)	$.19	$.11
Income from discontinued operations, net of tax	—	—	—	.01
Cumulative effect of accounting change, net of tax	—	—	—	(.61)

Net income (loss)	$.01	$(.03)	$.19	$(.49)

Basic weighted average number of shares	291,662	297,421	293,117	304,366

Diluted weighted average number of shares	295,918	297,421	297,353	308,807

Dividends declared per share	$.025	$.025	$.075	$.075

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$636,633	$446,782
Receivables, net	59,114	97,747
Inventories	47,747	68,327
Current assets held for sale	3,657	—
Other	29,664	37,527

Total current assets	776,815	650,383

Preneed funeral receivables and trust investments	1,198,324	1,226,192
Preneed cemetery receivables and trust investments	1,245,726	1,288,515
Cemetery property, at cost	1,316,934	1,355,654
Property and equipment, at cost, net	1,014,161	950,174
Goodwill	1,083,563	1,123,888
Non-current assets held for sale	68,188	—
Deferred charges and other assets	258,203	249,581
Cemetery perpetual care trust investments	681,924	700,382

	$7,643,838	$7,544,769

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$241,853	$231,693
Current maturities of long-term debt	30,629	20,716
Current liabilities held for sale	336	—
Income taxes	22,491	20,359

Total current liabilities	295,309	272,768

Long-term debt	1,265,213	1,186,485
Deferred preneed funeral revenues	517,341	535,384
Deferred preneed cemetery revenues	726,125	792,485
Deferred income taxes	167,497	138,677
Non-current liabilities held for sale	43,523	—
Other liabilities	319,155	326,985
Non-controlling interest in funeral and cemetery trusts	2,026,258	2,015,811
Non-controlling interest in cemetery perpetual care trusts	676,832	694,619
Commitments and contingencies (note 10)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 292,725,527 and 294,808,872, issued and outstanding (net of 51,952,439 and 48,962,063 treasury shares, at par)	292,726	294,809
Capital in excess of par value	2,140,795	2,182,745
Unearned compensation	—	(3,593)
Accumulated deficit	(907,164)	(962,905)
Accumulated other comprehensive income	80,228	70,499

Total stockholders’ equity	1,606,585	1,581,555

	$7,643,838	$7,544,769

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$55,741	$(150,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of tax	270	(3,825)
Loss on early extinguishment of debt	—	14,258
Premiums paid on early extinguishment of debt	—	(12,186)
Cumulative effect of accounting change, net of tax	—	187,538
Depreciation and amortization	69,601	55,862
Provision for doubtful accounts	6,688	6,460
Provision for deferred income taxes	23,583	24,528
Losses on dispositions and impairment charges, net	38,141	28,659
Share-based compensation	5,487	1,545
Loan cost amortization	13,902	7,715
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	18,502	18,452
(Increase) decrease in other assets	(2,109)	33,212
(Decrease) increase in payables and other liabilities	(7,839)	8,901
Net effect of preneed funeral production and maturities	6,261	(3,797)
Net effect of cemetery production and deliveries	37,053	46,932
Other	51	337

Net cash provided by operating activities from continuing operations	265,332	263,881
Net cash used in operating activities from discontinued operations	—	(5,344)

Net cash provided by operating activities	265,332	258,537
Cash flows from investing activities:
Capital expenditures	(63,213)	(72,241)
Proceeds from divestitures, net of cash retained and sales of property and equipment	55,150	170,140
Proceeds from equity investments	—	39,674
Indemnity payments related to the sale of former funeral operations in France	(590)	(1,834)
Acquisitions, net of cash acquired	(14,637)	—
Net withdrawals of restricted funds and other	11,025	13,944

Net cash (used in) provided by investing activities from continuing operations	(12,265)	149,683
Net cash provided by (used in) investing activities from discontinued operations	10,958	(212)

Net cash (used in) provided by investing activities	(1,307)	149,471
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	291,472
Payments of debt	(14,287)	(7,972)
Principal payments on capital leases	(15,968)	(237)
Early extinguishment of debt	—	(286,215)
Proceeds from exercise of stock options	3,614	5,145
Purchase of Company common stock	(27,870)	(191,221)
Payments of dividends	(22,113)	(15,184)
Purchase of subsidiary stock	—	(844)

Net cash used in financing activities	(76,624)	(205,056)
Effect of foreign currency	2,450	1,322

Net increase in cash and cash equivalents	189,851	204,274
Cash and cash equivalents at beginning of period	446,782	287,785

Cash and cash equivalents at end of period	$636,633	$492,059

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated
			Treasury	Capital in			other
	Outstanding	Common	stock, par	excess of	Unearned	Accumulated	comprehensive
	shares	stock	value	par value	compensation	deficit	income	Total
Balance at December 31, 2005	294,809	$343,771	$(48,962)	$2,182,745	$(3,593)	$(962,905)	$70,499	$1,581,555
Net income						55,741		55,741
Dividends declared on common stock ($.075 per share)				(21,969)				(21,969)
Total other comprehensive income							9,729	9,729
Employee share based compensation earned				5,487				5,487
Reclassification of unearned compensation for restricted stock				(3,593)	3,593			—
Stock option exercises and other	977	907	70	2,935				3,912
Restricted stock awards, net of forfeitures	360		360	(360)				—
Purchase of Company stock	(3,420)		(3,420)	(24,450)				(27,870)

Balance at September 30, 2006	292,726	$344,678	$(51,952)	$2,140,795	$—	$(907,164)	$80,228	$1,606,585

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Nature of Operations
Service Corporation International (SCI or the Company) is a provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. The Company also owns a 25 percent equity interest in funeral operations of an entity in France. Additionally, the Company owns Kenyon International Emergency Services (Kenyon), a wholly-owned subsidiary that specializes in providing disaster management services in mass fatality incidents. Kenyon’s results are included in the Company’s funeral operations segment.
     Funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses.
     Funeral service locations provide all professional services relating to funerals, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral related merchandise, including caskets, burial vaults, cremation receptacles, flowers, and other ancillary products and services, is sold at funeral service locations. Certain funeral service locations contain crematoria. The Company’s cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery related merchandise and services, including stone, granite, and bronze memorials, markers, and cremation memorialization products, merchandise installations, and burial openings and closings. Personnel at cemeteries perform interment services and provide management and maintenance of cemetery grounds. Certain cemeteries operate crematoria, and certain cemeteries contain gardens specifically for the purpose of cremation memorialization. The Company also sells preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be provided in the future.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 include the accounts of SCI and all majority-owned subsidiaries. These statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts, and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s annual report on Form 10-K, as amended for the year ended December 31, 2005, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
     The Company has reclassified certain prior period amounts to conform to the current period financial statement presentation with no effect on previously reported results of operations, financial condition, or net cash flows.
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
Income Taxes
The consolidated effective tax rates were a provision of 57.7% and 39.1% for the three and nine months ended September 30, 2006 and a benefit of 8.8% and a provision of 44.2% for the three and nine months ended September 30, 2005. The tax rates were negatively impacted by the disposal of assets that have a lower tax cost than book cost, thus triggering a larger income tax upon disposal. This permanent cost basis difference was mainly a result of certain goodwill-related assets, previously acquired, and accounted for under purchase accounting at the time of acquisition. These assets were sold and the effect of taxes were recognized this quarter in our North American operations.

3. Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which are deferred under pension accounting rules. SFAS 158 also modifies the requirements for the timing of reports and disclosures. SFAS 158 provides recognition and disclosure elements that will be effective for the fiscal year ended December 31, 2006 for SCI and measurement date elements that will be effective for the fiscal year ended December 31, 2008 for SCI. The Company has initiated the process to terminate its cash balance plan. Due to the prior accounting policy change for pensions adopted on January 1, 2004, SCI does not expect a significant impact to its consolidated financial statements upon adoption of SFAS 158.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008 for SCI. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
     In September 2006, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 are effective beginning January 1, 2007 for SCI. The Company is currently evaluating the impact of adopting EITF 06-5 on its consolidated financial statements.
     In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 are effective beginning November 15, 2006 for SCI. The Company does not expect any significant impact to its consolidated financial statements upon adoption of SAB 108.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty of income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take. It presumes the taxing authorities’ full knowledge of the position, including all relevant facts. The provisions of FIN 48 are effective beginning January 1, 2007 for SCI, with any potential cumulative effect of change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

4. Share-Based Compensation
(All shares reported in whole numbers and not in thousands)
Share-Based Payment
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company adopted SFAS 123R on January 1, 2006 utilizing the modified-prospective transition method.
     Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value recognition method prescribed by APB 25. Because all of the Company’s stock options were granted at market value on the date of each grant, no stock-based compensation expense related to stock options was reflected in net income prior to adopting SFAS 123R.
     Under the modified-prospective transition method, the Company recognizes compensation expense on a straight-line basis in its condensed consolidated financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after December 31, 2005, as well as for any awards that were granted prior to December 31, 2005 for which requisite service will be provided after December 31, 2005. The compensation expense on awards granted prior to December 31, 2005 is recognized using the fair values determined for the pro forma disclosures on stock-based compensation included in prior filings. The amount of compensation expense recognized on awards that were not fully vested at the date of SFAS 123R adoption excludes the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. Further, the Company assumed no forfeitures on restricted shares granted prior to the adoption of SFAS 123R due to the nature of the employees to whom the shares were granted; thus, the Company recorded no cumulative effect of accounting change upon the adoption of SFAS 123R.
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
     The benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted only once each year, or upon hire, as approved by the appropriate committee of the Board of Directors. The options are granted with an exercise price equal to the market price of the Company’s common stock on the date the grant is approved by the appropriate committee of the Board of Directors. The options are generally exercisable at a rate of 33-1/3% each year unless alternative vesting methods are approved by the appropriate committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the average period during which the restrictions lapse. At September 30, 2006 and December 31, 2005, 4,084,423 and 4,856,459 shares, respectively, were reserved for future option and restricted stock grants under these stock benefit plans.

     At the adoption of SFAS 123R, 1,959,283 options were outstanding with alternative vesting methods. These shares were fully vested prior to the implementation of SFAS 123R and, as such, compensation expense for these options is not included in the Company’s condensed consolidated statement of operations for the three or nine months ended September 30, 2006. As of September 30, 2006, 1,868,163 of these options remain outstanding. No additional options with alternative vesting methods were granted during the three and nine months ended September 30, 2006.
     The Company utilizes the Black-Scholes option valuation model for estimating the fair value of its stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock price. The decrease in expected volatility from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 is primarily the result of a lower implied volatility. The dividend yield and the expected holding period are both based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of the Company’s stock options are calculated using the following weighted average assumptions based on the methods described above for the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005 (no options were granted during the three months ended September 30, 2005):

	Three months ended	Nine months ended
	September 30,	September 30,
Assumptions	2006	2006	2005
Dividend yield	1.2%	1.3%	1.5%
Expected volatility	42.3%	37.9%	43.3%
Risk-free interest rate	5.1%	4.5%	3.7%
Expected holding period	6.0 years	5.6 years	5.5 years
     As a result of the adoption of SFAS 123R, Income from continuing operations before income taxes was reduced by $791, Income from continuing operations and Net income were both reduced by $514, and basic and diluted earnings per share were both reduced by less than $.01 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, Income from continuing operations before income taxes was reduced by $3,252, Income from continuing operations and Net income were both reduced by $2,114, and basic and diluted earnings per share were both reduced by $.01.
     Results for the three and nine months ended September 30, 2005 have not been further restated to reflect the impact of compensation expense for the Company’s stock option plans. If, prior to January 1, 2006, the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of awards at the grant dates, Net loss and Loss per share would have changed for the three and nine months ended September 30, 2005 by the following pro forma amounts:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(9,652)	$(150,710)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax benefit	(391)	(1,174)

Pro forma net loss	$(10,043)	$(151,884)

Basic loss per share:
Net loss, as reported	$(.03)	$(.50)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax benefit	—	—

Pro forma basic loss per share	$(.03)	$(.50)

Diluted loss per share:
Net loss, as reported	$(.03)	$(.49)
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax benefit	—	—

Pro forma diluted loss per share	$(.03)	$(.49)

     The tax benefit associated with this additional compensation expense would have been $211 and $632 for the three and nine months ended September 30, 2005.
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
     The following table shows a summary of information with respect to stock option and restricted share compensation for the 2006 periods and restricted share compensation for the 2005 periods, which are included in the Company’s condensed consolidated statement of operations for those respective periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Total pretax share-based compensation expense included in net income (loss)	$1,631	$549	$5,487	$1,545
Income tax benefit related to share-based compensation included in net income (loss)	$727	$193	$2,215	$541
Stock Options
The following table sets forth stock option activity for the nine months ended September 30, 2006:
(Shares reported in whole numbers and not in thousands)

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2005	24,250,429	$9.21
Granted	1,614,650	8.24
Exercised	(938,122)	3.94
Forfeited	(22,300)	6.88
Expired	(1,839,831)	29.25

Outstanding at September 30, 2006	23,064,826	$7.76

Exercisable at September 30, 2006	20,518,441	$7.76

     As of September 30, 2006, the aggregate intrinsic value for stock options outstanding and exercisable was $74,760 and $70,692, respectively. Set forth below is certain information related to stock options outstanding and exercisable at September 30, 2006:
(Shares reported in whole numbers and not in thousands)

	Options outstanding			Options exercisable
		Weighted-
	Number	average	Weighted-	Number	Weighted-
Range of	outstanding at	remaining	average	exercisable at	average
exercise price	September 30, 2006	contractual life	exercise price	September 30, 2006	exercise price
$0.00 — 3.00	1,952,851	1.9	$2.60	1,952,851	$2.60
3.01 — 4.00	5,221,734	2.4	3.74	5,221,734	3.74
4.01 — 6.00	4,160,000	3.3	4.99	4,160,000	4.99
6.01 — 9.00	6,395,517	4.1	7.11	3,849,132	6.70
9.01 — 15.00	2,898,003	0.8	13.73	2,898,003	13.73
15.01 — 21.00	2,285,160	0.9	19.18	2,285,160	19.18
21.01 — 38.00	151,561	0.7	29.64	151,561	29.64

$ 0.00 — 38.00	23,064,826	2.6	$7.76	20,518,441	$7.76

     Other information pertaining to option activity during the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of stock options granted (valued using Black-Scholes model)	$3.51	n/a	$3.11	$2.71
Total fair value of stock options vested	n/a	n/a	$1,987	$6,003
Total intrinsic value of stock options exercised	$1,655	$647	$4,111	$4,375

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
     For the three and nine months ended September 30, 2006, cash received from the exercise of stock options was $1,212 and $3,614, respectively. As of September 30, 2006, the unrecognized compensation expense related to stock options of $4,691 is expected to be recognized over a weighted average period of 1.7 years.
Restricted Shares
     Restricted shares awarded under the Amended 1996 Incentive Plan were 359,900 in the first nine months of 2006 and 498,800 in the first nine months of 2005. The weighted average fair market value per share at the date of grant for shares granted during the first nine months of 2006 and 2005 was $8.24 and $6.90, respectively. The fair market value of the stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to capital in excess of par value) generally over the average period during which the restrictions lapse. At September 30, 2006, unrecognized compensation expense of $4,072 related to restricted shares, which is recorded in Capital in excess of par value on the balance sheet, is expected to be recognized over a weighted average period of 1.3 years. Prior to the implementation of SFAS 123R, the Company recorded this compensation as Unrecognized compensation on the balance sheet. The Company recognized compensation cost of $840 and $2,235 in the three and nine months ended September 30, 2006 related to the restricted shares of this Plan. During the three and nine months ended September 30, 2005, the Company recognized compensation cost of $549 and $1,545 related to the restricted shares of this Plan.
     Restricted share activity for the nine months ended September 30, 2006 was as follows:
(Shares reported in whole numbers)

		Weighted-average
	Restricted	grant-date
	shares	fair value
Nonvested restricted shares at December 31, 2005	779,850	$6.87
Granted	359,900	8.24
Vested	(344,574)	6.85

Nonvested restricted shares at September 30, 2006	795,176	$7.50

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

5. Debt
Debt as of September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
7.2% notes due June 2006	$—	$10,698
6.875% notes due October 2007	13,497	13,497
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	341,635	341,635
7.875% debentures due February 2013	55,627	55,627
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	21,213	22,213
Obligations under capital leases	108,877	11,425
Mortgage notes and other debt, maturities through 2050	27,237	29,588
Unamortized pricing discounts and other	(17,244)	(22,482)

Total debt	1,295,842	1,207,201
Less current maturities	(30,629)	(20,716)

Total long-term debt	$1,265,213	$1,186,485

     Current maturities of debt at September 30, 2006 were comprised primarily of convertible debentures and capital leases. The Company’s consolidated debt had a weighted average interest rate of 7.24% at September 30, 2006 and 7.11% at December 31, 2005. Approximately 95% and 99% of the total debt had a fixed interest rate at September 30, 2006 and December 31, 2005, respectively.
Capital Leases
In the first nine months of 2006, the Company acquired $114,574 of transportation equipment utilizing capital leases, of which $102,322 were classified as operating leases in prior periods. See additional information regarding these leases in note ten to these condensed consolidated financial statements.
Bank Credit Agreements
The Company’s bank credit facility matures in August 2007 and provides a total lending commitment of $200,000, including a sub-limit of $175,000 for letters of credit. As of September 30, 2006, the Company has no cash borrowings under the current credit facility, but has used the facility to support $42,209 of letters of credit. The credit facility provides the Company with flexibility for acquisitions, dividends, and share repurchases. It is secured by the stock of the Company’s domestic subsidiaries, and these domestic subsidiaries have guaranteed the Company’s indebtedness associated with this credit facility. The subsidiary guarantee is a guarantee of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions of our letters of credit, and totaled a maximum potential amount of $42,209 and $54,727 at September 30, 2006 and December 31, 2005, respectively. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, minimum net worth requirements, and certain cash distribution restrictions. As of September 30, 2006, the Company was in compliance with all of its debt covenants. Interest rates for the outstanding borrowings are based on various indices as determined by the Company. The Company also pays a quarterly fee on the unused commitment that ranges from 0.25% to 0.50%.
     In connection with the expected closing of the Alderwoods acquisition (see note 14), the Company will enter into a new credit facility. The new senior credit facility will provide financing of $450,000, consisting of a $150,000 three-year term loan and a $300,000 five-year revolving credit facility. The term loan will be used to fund the Alderwoods acquisition and for working capital and general corporate purposes. The revolving credit facility will provide the Company with flexibility for dividends, share repurchases and other general corporate purposes.
Debt Retirement
In the third quarter of 2006, the Company commenced a tender offer to purchase $144,500 aggregate principal amount of its outstanding 7.7% notes due 2009. The tender offer has been extended in order to coordinate the closing of the tender offer with the closing of the expected acquisition of Alderwoods. As of November 3, 2006, approximately $139,000 in aggregate principal amount of these notes had been validly tendered. The Company expects to record a loss on early extinguishment of debt related to these notes of approximately $18,000 in the fourth quarter of 2006.

     During the second quarter of 2006, the Company’s 7.2% notes matured, and the Company made a payment consisting of $10,698 in principal and $385 in interest to the debtholders.
     In the first quarter of 2005, the Company purchased $7,131 aggregate principal amount of its 7.70% notes due 2009 in the open market. As a result of this transaction, the Company recognized a loss of $1,207 recorded in Loss on early extinguishment of debt in its condensed consolidated statement of operations. In the second quarter of 2005, the Company purchased an additional $9,500 aggregate principal amount of its 7.70% notes due 2009, and $304 aggregate principal amount of its 6.00% notes due 2005 in the open market. Also in the second quarter of 2005, the Company redeemed $129,978 aggregate principal amount of its 6.875% notes due 2007 and $139,302 aggregate principal amount of its 7.20% notes due 2006 pursuant to a tender offer for such notes. These transactions resulted in a recognized loss of $13,051 recorded in Loss on early extinguishment of debt in the Company’s condensed consolidated statement of operations.
Debt Additions
Subsequent to September 30, 2006, the Company issued $250,000 of senior unsecured 7.375% notes due 2014 and $250,000 of senior unsecured 7.625% notes due 2018. Pending the consummation of the Alderwoods acquisition and the related financing transactions, the net proceeds of these notes are held in escrow accounts. The Company is entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. Under the terms of the issuance of the unregistered notes, the Company has an obligation to register the notes with the Securities and Exchange Commission (SEC). Subsequent to September 30, 2006, the Company filed a registration statement and commenced an exchange offer for the unregistered notes. These notes are subject to special mandatory redemption in the event the Alderwoods acquisition is not completed.
     In connection with the closing of the Alderwoods acquisition, the Company will issue $200 million of privately placed debt securities that will mature in October 2011. Interest on these privately placed debt securities will accrue at the rate of LIBOR plus 2.0% and will be payable semiannually in arrears.
     On June 15, 2005, the Company issued $300,000 of senior unsecured 7.0% notes due 2017, which pay interest semiannually beginning December 15, 2005. The Company used the net proceeds, together with available cash, to purchase existing indebtedness pursuant to the tender offer described in the previous section. The Company is entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. Under the terms of the issuance of the unregistered notes, the Company has an obligation to register the notes with the Securities and Exchange Commission (SEC). As these terms have not been met in a timely manner, the Company incurred an aggregate incremental interest expense of $750 and $2,185 during the three and nine months ended September 30, 2006, respectively. Subsequent to September 30, 2006, the Company filed the required registration statement and commenced an exchange offer for the unregistered notes. The additional interest expense will continue to accrue until this exchange offer is consummated, which is expected to be on or about November 20, 2006.
6. Retirement Plans
The components of net periodic pension plan benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest cost on projected benefit obligation	$1,973	$2,028	$5,919	$6,083
Actual return on plan assets	(1,556)	(1,807)	(4,183)	(5,420)
Actuarial loss	—	1,078	—	3,593
Amortization of prior service cost	45	46	137	138

	$462	$1,345	$1,873	$4,394

The Company has initiated the process to terminate its cash balance plan.

7. Stockholders’ Equity
The components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	currency	Unrealized	other
	translation	gains and	comprehensive
	adjustment	losses	income
Balance at December 31, 2005	$70,499	$—	$70,499
Activity in 2006	9,729	—	9,729
Increase in net unrealized gains associated with available-for-sale securities of the trusts	—	8,572	8,572
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	(8,572)	(8,572)

Balance at September 30, 2006	$80,228	$—	$80,228

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
     The components of Comprehensive income (loss) are as follows for the three and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Comprehensive income (loss):
Net income (loss)	$3,365	$(9,652)	$55,741	$(150,710)
Total other comprehensive (loss) income	(1,232)	43,771	9,729	107,644

Comprehensive income (loss)	$2,133	$34,119	$65,470	$(43,066)

     Total other comprehensive income for the nine months ended September 30, 2005 includes $71,770 related to the sale of the Company’s operations in Argentina and Uruguay and $29,818 related to the sale of its cemetery businesses in Chile.
Share Authorization
     The Company is authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of September 30, 2006. At September 30, 2006 and December 31, 2005, 500,000,000 common shares of $1 par value were authorized. The Company had 292,725,527 and 294,808,872 common shares issued and outstanding, net of 51,952,439 and 48,962,063 common shares held in treasury at par at September 30, 2006 and December 31, 2005, respectively.
Share Repurchase Program
The Company, subject to market conditions and normal trading restrictions, makes purchases in the open market or through privately negotiated transactions under its stock repurchase program. During the nine months ended September 30, 2006, the Company repurchased 3.4 million shares of common stock at an aggregate cost of $27,870. No share repurchases were made during the three months ended September 30, 2006. During the three and nine months ended September 30, 2005, the Company repurchased 0.2 million and 26.9 million, respectively, shares of common stock at an aggregate cost of $1,412 and $191,221, respectively. As of September 30, 2006, the remaining dollar value of shares authorized to be purchased under the share repurchase program was approximately $36,720.
Cash Dividends
During the three months ended September 30, 2006, the Company’s Board of Directors approved a cash dividend of $.025 per common share. At September 30, 2006, this dividend totaling $7,228 was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in the condensed consolidated balance sheet. Subsequent to September 30, 2006, this dividend was paid.

8. Segment Reporting
The Company’s operations are both product based and geographically based. The Company’s reportable segments include its funeral operations and its cemetery operations and collectively represent 100% of the Company’s revenues.
     The Company’s reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
Revenues from external customers:
Three months ended September 30,
2006	$263,880	$136,454	$400,334
2005	$262,665	$143,704	$406,369
Nine months ended September 30,
2006	$846,498	$426,979	$1,273,477
2005	$866,705	$418,948	$1,285,653

Gross profit:
Three months ended September 30,
2006	$52,586	$19,440	$72,026
2005	$36,043	$22,800	$58,843
Nine months ended September 30,
2006	$170,412	$72,358	$242,770
2005	$166,878	$62,809	$229,687

     The following table reconciles gross profit from reportable segments to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of accounting change:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross profit from reportable segments	$72,026	$58,843	$242,770	$229,687
General and administrative expenses	(20,956)	(19,744)	(63,885)	(61,936)
Gains (losses) on dispositions and impairment charges, net	(30,750)	(27,446)	(38,141)	(28,659)

Operating income	20,320	11,653	140,744	139,092
Interest expense	(33,330)	(26,170)	(86,667)	(77,399)
Loss on early extinguishment of debt, net	—	—	—	(14,258)
Interest income	8,259	3,268	21,022	11,218
Other income, net	12,776	1,175	16,822	538

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$8,025	$(10,074)	$91,921	$59,191

     The Company’s geographic areas include North America and Other Foreign. North America includes funeral and cemetery operations in the United States and Canada. Other Foreign consists of the Company’s operations in Singapore and Germany. Subsequent to September 30, 2006, the Company’s operations in Singapore were sold. For additional information on this transaction, see note 13 to these condensed consolidated financial statements. Results from the Company’s funeral and cemetery businesses in Argentina, Uruguay, and Chile, which were sold in 2005, are classified as discontinued operations for all periods presented. The Company conducts both funeral and cemetery operations in North America and funeral operations in Other Foreign geographic areas.
     The Company’s geographic area information is as follows:

	North
	America	Other Foreign	Total
Revenues from external customers:
Three months ended September 30,
2006	$397,242	$3,092	$400,334
2005	$403,579	$2,790	$406,369
Nine months ended September 30,
2006	$1,264,423	$9,054	$1,273,477
2005	$1,276,832	$8,821	$1,285,653

Gains (losses) on dispositions and impairment charges, net:
Three months ended September 30,
2006	$(30,750)	$—	$(30,750)
2005	$(27,446)	$—	$(27,446)
Nine months ended September 30,
2006	$(38,141)	$—	$(38,141)
2005	$(28,659)	$—	$(28,659)

Operating income:
Three months ended September 30,
2006	$19,804	$516	$20,320
2005	$11,588	$65	$11,653
Nine months ended September 30,
2006	$138,951	$1,793	$140,744
2005	$138,303	$789	$139,092

Depreciation and amortization:
Three months ended September 30,
2006	$23,910	$21	$23,931
2005	$19,207	$130	$19,337
Nine months ended September 30,
2006	$69,541	$60	$69,601
2005	$55,546	$316	$55,862
     Depreciation expense related to property, plant, and equipment totaled $20,820 and $60,251 for the three and nine months ended September 30, 2006, respectively, and $16,091 and $46,022 for the three and nine months ended September 30, 2005, respectively.

     Included in the North America amounts above are the following United States amounts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues from external customers	$371,417	$376,530	$1,181,895	$1,196,374
Operating income	$14,683	$6,471	$124,152	$120,198
Depreciation and amortization	$22,276	$18,006	$64,657	$51,991
9. Supplementary Information
Prior to the fourth quarter of 2005, certain costs, specifically salaries and facility costs, were allocated to the Company’s reportable segments based on each of the respective segments’ revenue components within products and services.
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
     The detail of revenues and costs and expenses as presented in the statement of operations is as follows for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
North America products and services revenues
Products
Funeral	$90,146	$113,965	$313,505	$380,149
Cemetery	90,715	97,351	277,491	283,508

Total products	180,861	211,316	590,996	663,657
Services
Funeral	162,744	138,899	499,295	456,369
Cemetery	39,516	37,797	127,262	108,785

Total services	202,260	176,696	626,557	565,154

North America products and services revenues	383,121	388,012	1,217,553	1,228,811

Other foreign revenues	3,092	2,790	9,054	8,821
Other revenues	14,121	15,567	46,870	48,021

Total revenues	$400,334	$406,369	$1,273,477	$1,285,653

North America products and services costs
Products
Funeral	$41,900	$44,788	$145,583	$146,716
Cemetery	37,717	41,138	116,674	120,418

Total cost of products	79,617	85,926	262,257	267,134
Services
Funeral	78,331	89,468	255,360	277,275
Cemetery	23,546	23,395	71,159	73,438

Total cost of services	101,877	112,863	326,519	350,713

North America products and services costs	181,494	198,789	588,776	617,847

Other foreign costs and expenses	2,576	2,725	7,261	8,032
Overhead and other expenses	144,238	146,012	434,670	430,087

Total costs and expenses	$328,308	$347,526	$1,030,707	$1,055,966

10. Commitments and Contingencies
Leases
The Company’s leases principally relate to funeral home facilities and transportation equipment. Rental expense for operating leases was $5,846 and $12,853 for the three months ended September 30, 2006 and 2005, respectively, and $19,049 and $40,750 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, future minimum lease payments for non-cancelable operating and capital leases exceeding one year are as follows:

	Operating	Capital
Remainder of 2006	$2,099	$7,168
2007	7,485	26,354
2008	6,980	21,948
2009	6,653	17,317
2010	5,513	38,923
2011 and thereafter	46,845	30,722

Subtotal	75,575	142,432
Less: Subleases	(1,278)	—

Total	$74,297	$142,432

Less: Interest on capital leases		(33,555)

Total principal payable on capital leases		$108,877

     To eliminate the variable interest rate risk in the Company’s operating margins and improve the transparency of our financial statements, we amended certain of our transportation lease agreements in the first quarter of 2006. Based on the amended terms, these leases are classified as capital leases beginning in the first quarter of 2006 and are presented as such in the table above. For additional information, see note five to these condensed consolidated financial statements.
Representations and Warranties
As of September 30, 2006, the Company has contingent obligations for up to $34,375 resulting from the Company’s international asset sales and joint venture transactions. In some cases, the Company has guaranteed certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. The Company has a $26,160 liability included in Other long-term liabilities related to these guarantees and interest-bearing cash investments of $8,215 included in Deferred charges and other assets collateralizing certain of these contingent obligations as of September 30, 2006. The Company believes it is remote that it will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.
     In 2004, the Company disposed of its funeral operations in France to a newly formed third party company. As a result of this sale, the Company recognized $35,768 of contractual obligations related to representations, warranties, and other indemnifications in accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” As of December 31, 2005, the remaining obligation was $24,138. During the first nine months of 2006, the Company paid $590 to settle certain tax and litigation matters. The remaining obligation of $23,548 at September 30, 2006 represents the following:

			Maximum
	Original		potential amount	Carrying
	contractual		of future	value as of
	obligation	Time limit	payments	September 30, 2006
Tax reserve liability	$18,610	December 31, 2007	€30 Million	$10,000

Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	4,155
Employee litigation provision	6,512	December 31, 2006 (for all claims other than those relating to tax and social security matters); one month after expiration of the statutory period of limitations for tax and social security matters.	(2)	6,512
VAT taxes	3,882	One month after the expiration of statutory period of limitations	(1)	3,882
Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	3,381

Total	$40,150			$27,930

Less: Deductible of majority equity owner	(4,382)			(4,382)

	$35,768			$23,548

(1)	The potential maximum exposure for these two items combined is €20 million or $25,376 at September 30, 2006.

(2)	The potential maximum exposure for these two items combined is €40 million or $50,752 at September 30, 2006.
Litigation
SCI is a party to various litigation matters, investigations and proceedings. For each of its outstanding legal matters, SCI evaluates the merits of the case, its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. SCI intends to defend itself in the lawsuits described herein; however, if SCI determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by SCI may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. SCI accrues such insurance recoveries when they become probable of being collected and can be reasonably estimated.
     Conley Investment Counsel v. Service Corporation International, et al; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the “2003 Securities Lawsuit”). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits—Edgar Neufeld v. Service Corporation International, et al; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada; Rujira Srisythemp v. Service Corporation International, et. al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et al; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants SCI and several of SCI’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and gravesites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. Since the action is in its preliminary stages, no discovery has occurred, and SCI cannot quantify its ultimate liability, if any, for the payment of damages.
     Maria Valls, Pedro Valls and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does; Case No. 23693CA08; In the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5, 2005, and named a subsidiary of SCI as a defendant. An amended complaint was filed on May 31, 2006. Plaintiffs have requested that the Court certify this matter as a class action. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. The plaintiffs seek to certify as a class all family members of persons buried at the cemetery. The plaintiffs are seeking monetary damages and have reserved the right to seek leave from the Court to claim punitive damages. The plaintiffs are also seeking injunctive relief. Since the action is in its preliminary stages, SCI cannot quantify its ultimate liability, if any, for the payment of any damages. The defendant has also been contacted by representatives of other families who may pursue burial practices claims related to this and other cemeteries.
     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory appeal pending in the El Paso Court of Appeals, No. 08-05-00182-CV, and a mandamus proceeding pending in the Texas Supreme Court, No. 06-0385 (collectively, the “Hijar Lawsuit”). The Hijar Lawsuit involves a state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from SCI or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral-related regulations and/or statutes (“Rules”) required SCI to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The plaintiffs seek to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” SCI denies that the plaintiffs have standing to sue for violations of the Texas Occupations Code or the Rules, denies that plaintiffs have standing to sue for violations under the relevant regulations and statutes, denies that any breaches of contractual terms occurred, and on other grounds denies liability on all of the plaintiffs’ claims. SCI denies that the Hijar Lawsuit satisfies the requirements for class certification.
     In May 2004, the trial court heard summary judgment cross-motions filed by SCI and Plaintiff Hijar (at that time, the only plaintiff). The trial court granted Hijar’s motion for partial summary judgment and denied SCI’s motion. In its partial summary judgment order, the trial court made certain findings to govern the case, consistent with its summary judgment ruling. SCI’s request for rehearing was denied.
     During the course of the Hijar Lawsuit, the parties have disputed the proper scope and substance of discovery. Following briefing by both parties and evidentiary hearings, the trial court entered three orders against SCI that are the subject of appellate review: (a) a January 2005 discovery sanctions order; (b) an April 2005 discovery sanctions order; and (c) an April 2005 certification order, certifying a class and two subclasses. On April 29, 2005, SCI filed an appeal regarding the certification order and, concurrently with its initial brief in that appeal, filed a separate mandamus proceeding regarding the sanctions orders. In the certification appeal the court of appeals heard oral arguments on April 4, 2006. On July 27, 2006, the court of appeals issued an opinion holding that the plaintiffs do not have a private right of action for monetary damages under the relevant regulations and statutes. The opinion concludes that the plaintiffs do not have standing to assert their claims for monetary damages on behalf of themselves or the class. The court of appeals therefore reversed the trial court’s order certifying a class, rendered judgment against the plaintiffs on their claims for damages, and remanded the remaining general individual claims for injunctive relief back to the trial court (without opining on the merits of those claims) for further handling consistent with the court’s opinion. Plaintiffs have requested that the court of appeals reconsider this decision. In the mandamus proceeding, the court of appeals denied the mandamus petition in January 2006, and denied rehearing on March 15, 2006. SCI filed a petition for writ of mandamus in the Supreme Court of Texas, which on September 11, 2006 requested full briefing on the merits. SCI’s brief on the merits is currently due on November 10, 2006.
     Mary Louise Baudino, et al v. Service Corporation International, et al; the plaintiffs’ counsel in the Hijar Lawsuit initiated an arbitration claim raising similar issues in California and filed in November 2004 a case styled Mary Louise Baudino, et al v. Service Corporation International, et al; in Los Angeles County Superior Court; Case No. BC324007 (“Baudino Lawsuit”). The Baudino Lawsuit makes claims similar to those made in the Hijar lawsuit. However, the Baudino Lawsuit seeks a nation-wide class of plaintiffs. On September 15, 2006, the trial court granted the Company’s motion for summary judgment on the merits of plaintiffs’ claims. Plaintiffs have until December 12, 2006 to appeal the summary judgment.
     SCI is a defendant in two related class action antitrust cases filed in 2005. The first case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al; In the United States District Court for the Southern District of Texas— Houston (“Funeral Consumers Case”). This is a purported class action on behalf of casket consumers throughout the United States alleging that SCI and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.
     SCI is also a defendant in Cause No. 4:05-CV-03399; Pioneer Valley Casket, et. al. v. Service Corporation International, et al; In the United States District Court for the Southern District of Texas— Houston Division (“Pioneer Valley Case”). This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, the Pioneer Valley Case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 to the present.

     The Funeral Consumers Case and the Pioneer Valley Case seek injunctions, unspecified amounts of monetary damages, and treble damages. Since the litigation is in its preliminary stages, SCI cannot quantify its ultimate liability, if any, for the payment of damages.
     In addition to the Funeral Consumers Case and the Pioneer Valley Case, SCI has received Civil Investigative Demands, dated in August 2005 and February 2006, from the Attorney General of Maryland on behalf of itself and other state attorneys general, who have commenced an investigation of alleged anti-competitive practices in the funeral industry. The Company has also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.
     The ultimate outcome of the matters described above cannot be determined at this time. SCI intends to aggressively defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on SCI, its financial condition, results of operations, and cash flows.
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations before cumulative effect of accounting change – basic and diluted	$3,397	$(9,189)	$56,011	$33,003
Net income (loss) – basic and diluted	$3,365	$(9,652)	$55,741	$(150,710)

Denominator:
Weighted average shares – basic	291,662	297,421	293,117	304,366
Stock options	4,064	—	4,079	4,341
Restricted stock	192	—	157	100

Weighted average shares – diluted	295,918	297,421	297,353	308,807

Income (loss) from continuing operations before cumulative effect of accounting change per share:
Basic	$.01	$(.03)	$.19	$.11
Diluted	$.01	$(.03)	$.19	$.11

Income from discontinued operations per share, net of tax:
Basic	$—	$—	$—	$.01
Diluted	$—	$—	$—	$.01

Cumulative effect of accounting change per share, net of tax:
Basic	$—	$—	$—	$(.62)
Diluted	$—	$—	$—	$(.61)

Net income (loss) per share:
Basic	$.01	$(.03)	$.19	$(.50)
Diluted	$.01	$(.03)	$.19	$(.49)

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Antidilutive options	7,063	12,091	6,847	7,052
Antidilutive convertible debentures	627	942	640	967

Total common stock equivalents excluded from computation	7,690	13,033	7,487	8,019

12. Gains (Losses) on Dispositions and Impairment Charges, Net
(Shares in whole amounts and not in thousands)
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
Gains (losses) on dispositions and impairment charges, net for the three and nine months ended September 30, consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gains (losses) on dispositions, net	$(18,344)	$278	$(22,034)	$(3,087)
Impairment charges	(12,406)	(27,724)	(16,107)	(25,572)

	$(30,750)	$(27,446)	$(38,141)	$(28,659)

Sale of Assets to StoneMor Partners LP
In September 2006, the Company sold 21 cemeteries and 14 funeral homes to StoneMor Partners LP for proceeds of approximately $11,750. The Company received net cash proceeds of $5,875 and 275,046 StoneMor Limited Partner units valued at $5,875. As a result of this transaction, the Company recognized a pre-tax loss of $16,328 in Gains (losses) on dispositions and impairment charges, net in its condensed consolidated statement of operations for the three months ended September 30, 2006.
     In November 2005, the Company sold 21 cemeteries and six funeral homes to StoneMor Partners LP for $12,748. The Company classified these properties as held for sale in its September 2005 condensed consolidated financial statements and recorded an impairment loss of approximately $30,039 in its condensed consolidated statement of operations for the three months ended September 30, 2005. The Company received $6,848 in cash and 280,952 StoneMor Limited Partner units, valued at $5,900, in November 2005. The Company sold these shares in January 2006 for $6,026.
Assets Held for Sale
In connection with the acquisition of Alderwoods (see note 14), SCI has agreed to a consent order with the staff of the Federal Trade Commission (FTC) that identifies certain SCI properties the FTC will require the Company to divest as a result of the acquisition. The consent order is subject to approval by the FTC commissioners, which approval is a condition to the consummation of the acquisition. No final agreement has been reached with any third party concerning the sale of any such assets.
In addition, the Company has committed to a plan to sell certain other operating properties. As a result, these properties, along with those expected to be sold as a result of the FTC agreement, have been classified as assets held for sale in the Company’s September 30, 2006 condensed consolidated balance sheet. In connection with this revised classification, the Company has recorded an impairment loss of approximately $12,406 in its condensed consolidated statement of operations for the three months ended September 30, 2006.

     Net assets held for sale at September 30, 2006 were as follows:

September 30, 2006
Assets:
Current assets	$3,657
Preneed funeral receivables and trust investments	11,676
Preneed cemetery receivables and trust investments	11,619
Cemetery property	8,184
Deferred charges and other assets	8,379
Goodwill	20,793
Cemetery perpetual care trust investments	7,537

Total assets	71,845

Liabilities:
Accounts payable and accrued liabilities	336
Deferred preneed funeral revenues	16,661
Deferred preneed cemetery revenues	19,256
Other long-term liabilities	69
Non-controlling interest in perpetual care trusts	7,537

Total liabilities	43,859

Net assets held for sale	$27,986

Other
Subsequent to September 30, 2006, the Company’s Board of Directors approved a plan to divest certain funeral homes and cemeteries in Michigan. The Company expects to record an impairment charge of approximately $27,000 on these properties.
13. Discontinued Operations
During 2005, the Company disposed of its funeral and cemetery operations in Argentina and Uruguay and its cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.
     The results of the Company’s discontinued operations for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$—	$5,187	$—	$22,891
Impairment loss on dispositions	—	(227)	—	(227)
Costs and other expenses	(64)	(2,817)	(452)	(14,252)

(Loss) income from discontinued operations before income taxes	(64)	2,143	(452)	8,412
Benefit (provision) for income taxes	32	(2,606)	182	(4,587)

(Loss) income from discontinued operations	$(32)	$(463)	$(270)	$3,825

     The Company’s 2006 loss from discontinued operations is attributable to foreign currency adjustments related to an income tax receivable denominated in Chilean pesos which totalled approximately $15,859 at December 31, 2005. In June 2006, the Company received a payment totaling $10,958 related to this receivable. The Company expects to receive the remainder of the receivable, which totaled approximately $4,387 at September 30, 2006, in the fourth quarter of 2006. Currency fluctuations associated with this receivable resulted in a pretax loss of $64 and a loss of $452 in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively. The receivable was fully hedged through June 30, 2006; therefore, the Company had no foreign exchange rate risk associated with it. The fair market value hedge was recorded at market value at December 31, 2005. This hedge expired June 30, 2006. Gains on the hedge totaling $0 and $456 for the three and nine months ended September 30, 2006, respectively, are included in Other income, net in the Company’s condensed consolidated statement of operations
     Subsequent to September 30, 2006, the Company sold its remaining funeral businesses in Singapore for proceeds of approximately $11,606. The Company received net cash proceeds of $10,610 upon completion of the sale and expects the remainder of the proceeds, totaling $996, in the second quarter of 2007. SCI does not expect to realize a material gain or loss from the sale.
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
     This transaction is valued at approximately $1,220,000, which includes the refinancing of approximately $351,700 and assumption of approximately $6,500 of Alderwoods’ debt. The Company expects to fund this transaction with at least $500,000 of cash on hand together with the net proceeds of the recently issued 7.375% and 7.625% senior unsecured notes, the net proceeds of the privately placed securities, and the new term loan discussed in note five to these condensed consolidated financial statements.
     This acquisition is subject to, among other conditions, antitrust clearance and approval. It is currently anticipated that the acquisition will be completed by the end of 2006; however, there can be no assurance that the acquisition will be completed by this time or at all.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Service Corporation International (SCI or the Company) is North America’s leading provider of deathcare products and services, with a network of 827 funeral homes, 144 cemeteries, and 171 combination funeral homes and cemeteries within 41 states and seven Canadian provinces at September 30, 2006. We also own a 25 percent equity interest in AKH Luxco S.C.A., more commonly referred to as Pompes Funebres Générales (PFG), France’s leading provider of funeral services. Additionally, our wholly-owned subsidiary, Kenyon International Emergency Services (Kenyon), specializes in providing disaster management services in mass fatality incidents. At September 30, 2006, we also owned a limited number of funeral homes in Germany and Singapore. Subsequent to September 30, 2006, we sold our operations in Singapore, and we intend to exit our operations in Germany when economic values and conditions are conducive to a sale.
Competitive Strengths
In recent years, we have strengthened our balance sheet, lowered our cost structure, introduced more efficient systems and processes, and strengthened our management team. We believe these improvements, together with the acquisition of The Alderwoods Group, Inc. (Alderwoods), the second largest operator of funeral homes and cemeteries in North America, present us with significant opportunities to achieve future growth.
     In 2006, our acquisition strategy has focused on transactions that would most effectively enhance our position as North America’s premier funeral and cemetery services provider. Consistent with this objective to expand scale and scope, on April 3, 2006, we announced our execution of a definitive agreement to acquire all of the outstanding shares of Alderwoods. This transaction will allow us to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies. Based upon businesses owned at the end of the second quarter of 2006, the combined companies will have an expanded geographic footprint that will include a network of 1,438 funeral homes, 235 cemeteries, and 243 combination funeral homes and cemeteries in 46 states, eight Canadian provinces, and Puerto Rico. This transaction has been approved by the shareholders of Alderwoods and is expected to close by the end of 2006; however, it is subject, among other conditions, to antitrust clearance and approval.
     We believe that a successful combination can be achieved by optimizing our competitive strengths, which will be enhanced by capitalizing on the best practices and processes of both companies. These competitive strengths include:
•	Industry leadership, which provides us the benefits of standardized training and industry best practices;

•	A network of funeral homes and cemeteries unequalled in geographic scale and reach, which provides efficiencies of scale and enables us to pursue strategic affinity partnerships with national groups that can influence their members’ choice of deathcare provider, and provides us with an advantage in selling preneed products and services by allowing us to offer our customers the ability to transfer their contracts to any provider in our network;

•	A North America brand, Dignity Memorial®, that we believe is increasingly important as North American consumers continue to become more geographically mobile. By building favorable associations with the Dignity Memorial® brand — through funeral services, advertising, and community outreach programs – we strive to create an image of consistency, dependability, and excellence that makes consumers more likely to choose our providers. In addition, we are currently developing a second brand, Funeraria del AngelTM, that has been established to serve North America’s growing Hispanic population;

•	More comprehensive product and service offerings than traditional industry practice such as bereavement travel discounts, grief counseling for survivors and assistance with legal and other family business details, and packaged plans for funerals, cemeteries, and cremations that are designed to simplify customer decision-making;

•	A reputation of consistency and service excellence, which sets us apart from many of our competitors, serves as a key advantage to attracting customers, and enhances our standing as an employer of choice within the industry;

•	A level of sustained financial strength and flexibility as we continue to pursue our Alderwoods merger that allows us to pay quarterly dividends and consider share repurchases while maintaining a prudent capital structure and allowing us to reinvest in our business; and

•	A strong preneed backlog that not only contributes to profitability and volume but increases the predictability and stability of our revenues and cash flow.
     During the first nine months of 2006, we completed two business acquisitions, which included five funeral homes and one cemetery. These acquisitions were selected because of their strategic fit with our initiatives to target customers who yield improved returns and to combine existing stand-alone funeral homes with cemeteries.
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
     We are replacing the industry’s traditional one-size-fits-all approach with a flexible operating and marketing strategy that categorizes customers according to personal needs and preferences. Using this new approach, we will tailor our product and service offerings based on four variables:
•	quality and prestige

•	religious and ethnic customs

•	convenience and location

•	price

     By identifying customers based on these variables, we can focus our resources to the most profitable customer categories and improve our marketing effectiveness. We continue to refine our pricing, product, and marketing strategies to support this customer segmentation approach.
     Consistent with this strategy, we have begun to analyze existing business relationships to determine whether they are consistent with our strategic goals. As a result, we made certain local business decisions to exit unprofitable business relationships and activities in late 2005 and early 2006, which has resulted in an initial decrease in total funeral services performed. However, we have also experienced significant improvements in both average revenue per funeral service and gross margins. We expect these improvements to continue in the future as we redeploy resources to more profitable areas. We continue to analyze our operations and intend to exit other business relationships or activities that do not fit our customer segmentation strategy. For more discussion of the initial impact of these initiatives, see Results of Operations within this Management’s Discussion and Analysis.
     With our industry leadership, geographic reach, and financial strength, we believe we are well-positioned to deliver superior service to an expanding customer base while achieving profitable growth for our shareholders.
Key Performance Indicators
Overview
     We utilize various key operating and financial measures to monitor the performance of our business and to respond quickly to performance changes as necessary. Key performance indicators in our cemetery segment include preneed and atneed sales production and cemetery operating profit. Key performance indicators in our funeral segment include preneed sales production (both insurance and trust), case volume, average revenue per funeral service, and funeral operating profit. See a more detailed discussion regarding funeral and cemetery operating profit, funeral case volume, and average revenue per funeral in Results of Operations within this Management’s Discussion and Analysis. Another key financial performance indicator is cash flow from operating activities (CFOA). CFOA is discussed in more detail in the Financial Condition and Liquidity discussion within this Management’s Discussion and Analysis.
Preneed Production and Maturities
     In addition to selling our products and services to client families at the time of need, we sell price guaranteed preneed funeral and cemetery trust contracts that provide for future funeral or cemetery services and merchandise. Because preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts until the merchandise is delivered or the service is performed. In certain situations, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts.

     The tables below detail our North America results of trust-funded preneed funeral and cemetery production and maturities for the three and nine months ended September 30, 2006 and 2005 and the associated number of preneed funeral contracts.

	North America
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Funeral
Preneed trust-funded (including bonded):
Sales production	$31.0	$33.9	$95.6	$104.0

Sales production (number of contracts)	6,885	8,917	22,126	27,863

Maturities	$35.5	$36.3	$122.3	$117.3

Maturities (number of contracts)	8,691	9,411	28,985	30,579

Cemetery
Sales production:
Preneed	$72.6	$78.5	$233.5	$244.1
Atneed	53.3	50.8	164.3	159.4

Total sales production	$125.9	$129.3	$397.8	$403.5

Sales production deferred to backlog:
Preneed	$34.9	$40.5	$114.6	$121.3
Atneed	39.1	38.1	121.8	119.3

Total sales production deferred to backlog	$74.0	$78.6	$236.4	$240.6

Revenue recognized from backlog:
Preneed	$34.3	$38.1	$95.4	$99.4
Atneed	38.5	37.5	119.2	117.9

Total revenue recognized from backlog	$72.8	$75.6	$214.6	$217.3

     Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third party insurance companies, for which we earn a commission as general agent for the insurance company. We do not offer funding for preneed cemetery contracts with insurance policies. The policy amount of the insurance contract between the customer and the third party insurance company generally equals the amount of the preneed funeral contract. However, we do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our condensed consolidated balance sheet. Approximately 60% of our North America preneed funeral production in the first nine months of 2006 relates to insurance-funded preneed funeral contracts.
     The table below details our North America results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2006 and 2005, and the number of contracts associated with those transactions.

	North America
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Preneed funeral insurance-funded (1):
Sales production	$48.4	$47.7	$144.5	$151.2

Sales production (number of contracts)	9,139	10,604	27,868	33,148

General agency revenue	$8.0	$7.0	$24.6	$21.5

Maturities	$44.0	$44.0	$140.0	$146.7

Maturities (number of contracts)	8,812	9,205	29,001	31,559

(1)	Amounts are not included in our condensed consolidated balance sheet.
Backlog
     The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues (market and cost bases) including amounts related to Non-controlling interest in funeral and cemetery trusts at September 30, 2006 and December 31, 2005. Additionally, we have reflected our North America backlog of unfulfilled insurance-funded contracts (not included in our condensed consolidated balance sheet) and total North America backlog of preneed funeral contract revenues at September 30, 2006 and December 31, 2005. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on our historical experience.

     The table also reflects our North America trust-funded preneed funeral and cemetery receivables and trust investments (investments at market and cost bases) associated with our backlog of trust-funded deferred preneed funeral and cemetery contract revenues, net of an estimated cancellation allowance.
     The table below sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales as well as the amount of assets associated with those revenues.

	North America
	Funeral
	September 30, 2006		December 31, 2005
	Market	Cost	Market	Cost
	(Dollars in millions)
Backlog of trust-funded deferred preneed funeral revenues (1)	$1,489.4	$1,487.4	$1,495.5	$1,482.6
Backlog of insurance-funded preneed funeral revenues (2)	$2,140.8	$2,140.8	$2,092.1	$2,092.1

Total backlog of preneed funeral revenues	$3,630.2	$3,628.2	$3,587.6	$3,574.7

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,148.1	$1,146.0	$1,158.7	$1,145.9
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (2)	$2,140.8	$2,140.8	$2,092.1	$2,092.1

Total assets associated with backlog of preneed funeral revenues	$3,288.9	$3,286.8	$3,250.8	$3,238.0

	North America
	Cemetery
	September 30, 2006		December 31, 2005
	Market	Cost	Market	Cost
	(Dollars in millions)
Backlog of deferred cemetery revenues (1)	$1,637.5	$1,592.4	$1,644.5	$1,600.5

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,113.8	$1,074.8	$1,157.4	$1,119.3

(1)	Includes amounts reflected as Non-controlling interest in funeral and cemetery trusts in our condensed consolidated balance sheet, net of estimated allowance for cancellation.

(2)	Insurance-funded preneed funeral contracts, net of estimated allowance for cancellation, are not included in our consolidated balance sheet.
     The market value of funeral and cemetery trust investments was based primarily on quoted market prices at September 30, 2006 and December 31, 2005. Because the future revenues exceed the assets, our future revenues will exceed the amount of cash actually received when the revenues are generated. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited to trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.
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
     We received follow-up letters from the Staff dated May 19, 2006 and August 8, 2006 requesting additional information on one matter related to our reporting of trust-related activities in our consolidated statement of cash flows. The Staff requested additional information regarding the treatment of preneed funeral and cemetery merchandise and services trust and cemetery perpetual care trust activity in our consolidated statement of cash flows. We have responded to the Staff’s request for additional information. To the best of our knowledge, this issue remains unresolved with the Staff. Although we believe that our consolidated statement of cash flows is properly presented, there can be no assurance that the Staff will agree with our current presentation.

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
Accounting Changes
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We adopted SFAS 123R on January 1, 2006 utilizing the modified-prospective transition method. For further information regarding this accounting change, see note four to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which are deferred under pension accounting rules. SFAS 158 also modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements that will be effective for the fiscal year ended December 31, 2006 for us and measurement date elements that will be effective for the fiscal year ended December 31, 2008 for us. Due to our prior accounting policy change for pensions adopted on January 1, 2004, we do not expect a significant impact to our consolidated financial statements upon adoption of SFAS 158.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008 for us. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
     In September 2006, the FASB ratified the Emerging Issues Task Force (EITF) issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 are effective beginning January 1, 2007 for us. We are currently evaluating the impact of adopting EITF 06-5 on its consolidated financial statements.
     In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 are effective beginning November 15, 2006 for us. We do not expect any significant impact to our consolidated financial statements upon adoption of SAB 108.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty of income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take. It presumes the taxing authorities’ full knowledge of the position, including all relevant facts. The provisions of FIN 48 are effective beginning January 1, 2007 for SCI, with any potential cumulative effect of change in accounting principle recorded as an adjustment to beginning retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
Results of Operations – Three Months Ended September 30, 2006 and 2005
Management Summary
Led by a strong performance from our funeral segment, our total revenue from comparable operations continued to improve in the third quarter of 2006. Other key highlights in the quarter included:
•	an improvement in our third quarter 2006 combined gross margin percentage to 18.0% from 14.5% in the same period in 2005;

•	a 12.3% increase in North America comparable average revenue per funeral service (11.4% excluding a floral revenue increase) compared to the third quarter of 2005, which more than offset a 5.9% decline in North America comparable funeral services performed; and

•	our receipt and recognition of $10.9 million in investment income ($7.1 million after tax, or $0.02 per diluted share) as a result of the redemption of convertible preferred equity certificates received in connection with the original disposition of our operations in France in March 2004.
Results of Operations
In the third quarter of 2006, we reported net income of $3.4 million or $.01 per diluted share. These results were impacted by net losses on dispositions and impairment charges of $22.0 million after tax ($.08 per diluted share) and the after-tax cost of the bridge financing related to the Alderwoods acquisition of $3.9 million ($.01 per diluted share).
     In the third quarter of 2005, we reported a net loss of $9.6 million or $.03 per diluted share. These results were also impacted by net losses on dispositions and impairment charges of $20.4 million after tax ($.07 per diluted share).
Actual Versus Comparable Results – Three Months Ended September 30, 2006 and 2005
The table below reconciles our GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2006 and 2005. We define comparable operations (or same store operations) as those involving locations that were owned for the entire period beginning January 1, 2005 and ending September 30, 2006. The following tables present operating results for SCI funeral and cemetery locations that were owned by SCI throughout this period by adjusting the actual or reported results by the results of locations acquired or sold during the respective periods.

		Less:	Less:
		activity	activity
		associated with	associated
		acquisition /	with
Three Months Ended September 30, 2006	Actual	new construction	dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$260.7	$0.7	$1.2	$258.8
Cemetery revenue	136.5	0.6	0.6	135.3

	397.2	1.3	1.8	394.1

Other foreign
Funeral revenue	3.1	—	—	3.1

Total revenues	$400.3	$1.3	$1.8	$397.2

North America
Funeral gross profits	$52.1	$0.1	$(1.3)	$53.3
Cemetery gross profits	19.4	—	0.1	19.3

	71.5	0.1	(1.2)	72.6

Other foreign
Funeral gross profits	0.5	—	—	0.5

Total gross profit	$72.0	$0.1	$(1.2)	$73.1

		Less:
		activity	Less:
		associated with	activity
		acquisitions /	associated with
Three Months Ended September 30, 2005	Actual	new construction	dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$259.9	$0.9	$10.2	$248.8
Cemetery revenue	143.7	0.5	4.3	138.9

	403.6	1.4	14.5	387.7

Other foreign
Funeral revenue	2.8	—	—	2.8

Total revenues	$406.4	$1.4	$14.5	$390.5

North America
Funeral gross profits	$35.9	$0.1	$(0.3)	$36.1
Cemetery gross profits	22.8	0.4	(1.3)	23.7

	58.7	0.5	(1.6)	59.8

Other foreign
Funeral gross profits	0.1	—	—	0.1

Total gross profit	$58.8	$0.5	$(1.6)	$59.9

     The following table provides the data necessary to calculate SCI’s comparable average revenue per funeral service in North America for the three months ended September 30, 2006 and 2005. We calculate average revenue per funeral service by dividing adjusted comparable North America funeral revenue by the comparable number of funeral services performed in North America during the period. In calculating average revenue per funeral service, we exclude GA revenues and revenues from our Kenyon subsidiary to improve comparability of our funeral case volume averages.

	Three months ended
	September 30,
	2006	2005
	(Dollars in millions,
	except average revenue
	per funeral service)
Comparable North America funeral revenue	$258.8	$248.8
Less: GA revenues	8.0	6.7
Kenyon revenues	0.9	5.6

Adjusted Comparable North America funeral revenue	$249.9	$236.5
Comparable North America funeral services performed:
Preneed	17,293	17,951
Atneed	34,263	36,840

Total	51,556	54,791
Comparable North America average revenue per funeral service:
Preneed	$4,606	$4,324
Atneed	$4,970	$4,313
Total	$4,848	$4,317
     Preneed average revenues in the above table represent average comparable revenues recognized for funeral services performed during the three months ended September 30, 2006 and 2005 pursuant to preneed contractual arrangements made prior to the time of death and, therefore, previously reflected in Deferred preneed funeral revenues.
Funeral Results
Consolidated Funeral Revenue
Consolidated revenue from funeral operations was $263.8 million in the third quarter of 2006 compared to $262.7 million in the third quarter of 2005. Higher average revenue per funeral service was offset by a decline in volume. This volume decline was attributable, in part, to a decrease in funeral properties resulting from the dispositions of non-strategic locations. Additionally, Kenyon (our subsidiary that specializes in providing disaster management services in response to mass fatality incidents) experienced a $4.7 million decline in revenue from $5.6 million to $0.9 million. Kenyon’s 2005 revenues included services related to incidents in Greece, Asia, and Louisiana, which were not replaced by similar services for mass fatality incidents in 2006.
Comparable Funeral Revenue
North America comparable funeral revenue increased $10.0 million, or 4.0%, in the third quarter of 2006 compared to the third quarter of 2005 reflecting a higher average revenue per funeral service and an increase in floral revenues. GA revenue increased $1.3 million, or 19.4%, as we continue to see a favorable shift in the types of preneed funeral insurance contracts sold. These improvements were partially offset by a decline in comparable funeral volume, coupled with the $4.7 million decrease in Kenyon’s revenue discussed above.
Funeral Case Volume
The overall success of our strategic pricing initiatives was partially offset by a 5.9% decrease in North America comparable funeral volume in the third quarter of 2006 compared to the third quarter of 2005. We believe a portion of this decreased activity level reflects a decline in the number of deaths within the markets we serve.
In addition, we attribute a portion of the decline to certain local business decisions to exit unprofitable business relationships and activities. These decisions were made based on our customer segmentation strategy, which will focus resources on higher market share opportunities within certain customer segments. We will continue to evaluate existing customer relationships and may ultimately choose to exit other markets as we further develop our strategy.
Average Revenue per Funeral Service
Our focus on strategic pricing along with moderate inflationary price increases, resulted in an increase in average revenue per funeral service of 12.3%, or $531 per funeral service (11.4% or $478 per service excluding a floral revenue increase) over the prior year. Our cremation rate in the three months ended September 30, 2006 was 40.8% compared to 41.4% in the same period of 2005, reflecting the impact of our decision to exit unprofitable immediate cremation activities. We have realigned our pricing away from products to our service offerings, reflecting our competitive advantage and concentrating on those areas where our customers believe we add the most value. As a result of the communication of our future customer segmentation strategy in the fall of 2005, we also made local strategic business decisions to exit certain existing relationships with businesses that generated very low margin percentages as discussed above. These initiatives, while reducing our funeral case volume, have generated significant improvements in both average revenue per funeral service and gross margins. We expect these improvements to continue in the future as we redeploy our resources to more profitable areas.
Consolidated Funeral Gross Profit
Consolidated funeral gross profits increased $16.6 million in the third quarter of 2006 compared to the same period of 2005, and the gross margin percentage increased to 19.9% compared to 13.7%. Despite relatively flat revenues discussed above, margin percentages increased due to an increase in revenue per funeral service and decreased costs. This included a $4.8 million decline in salary and fringe expense due to more centralization and standardization in our organization as well as decreases in insurance and facility costs resulting primarily from the dispositions of non-strategic locations and the decrease in case volume. These gross profit improvements were partially offset by the $2.8 million decline in Kenyon’s gross profits, which resulted from fixed costs being incurred over a lower revenue base.
Comparable Funeral Gross Profit
Comparable North America funeral gross profit increased $17.2 million, or 47.6%, in the third quarter of 2006 versus the same period of 2005. The comparable funeral gross margin percentage increased to 20.6% compared to 14.5% in 2005 as we continue to see cost improvements in our infrastructure, including a decrease $1.8 million in salary and fringe expense due to more centralization and standardization within our organization and decreases in insurance and selling costs. These gross profit improvements were partially offset by the decline in Kenyon’s gross profits discussed above and increases in floral and merchandise costs.
Cemetery Results
Consolidated Cemetery Revenue
Consolidated revenues from our cemetery operations decreased $7.2 million, or 5.0%, in the third quarter of 2006 compared to the same period of 2005. This decrease was primarily attributable to a decrease in the number of locations as a result of our continuing effort to dispose of non-strategic locations, a decrease in interest on trade receivables as the percentage of cash collected at the time of sale continues to increase, and a decrease in the development of preneed property. These decreases were partially offset by a $3.2 million increase for delivery of merchandise and services.
Comparable Cemetery Revenue
North America comparable cemetery revenue decreased $3.6 million, or 2.6% compared to the third quarter of 2005. This decrease primarily resulted from a $7.7 million decrease on preneed property construction and a decrease in interest on trade receivables described above, partially offset by a $2.7 million increase in atneed revenues and an increase from the delivery of preneed merchandise and services.
Consolidated Cemetery Gross Profits
Consolidated cemetery gross profits decreased $3.4 million, or 14.9%, in the third quarter of 2006 compared to the third quarter of 2005 and margins decreased from 15.9% to 14.2%. The decrease was primarily due to the revenue decrease discussed above offset by lower property costs as a result of decreased construction.
Comparable Cemetery Gross Profits
North America comparable cemetery gross profits decreased $4.4 million in the third quarter of 2006 compared to the same period of 2005. The comparable cemetery percentage decreased to 14.3% in the third quarter of 2006 from 17.1% in the third quarter of 2005. These declines were the result of decreased revenue and higher maintenance and administrative costs partially offset by decreased selling and salary expenses due to increased centralization and standardization within our organization.

Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $21.0 million in the third quarter of 2006 compared to $19.7 million in the third quarter of 2005. This increase is primarily related to the expensing of stock options in 2006, which totaled $0.8 million (pretax). We expect stock option expense in the fourth quarter of 2006 to be approximately $0.8 million (pretax).
Interest Expense
Interest expense increased 27.1% to $33.3 million in the third quarter of 2006, compared to $26.2 million in the third quarter of 2005. The increase of $7.1 million is primarily due to $6.4 million of costs related to bridge financing. Also included in interest expense in the third quarter 2006 is $0.8 million of additional interest related to our senior unsecured 7.0% notes due 2017. Cash interest paid during the third quarter of 2006 was $11.4 million compared to $9.7 million in the third quarter of 2005. For additional information, see notes five and ten to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Interest Income
Interest income of $8.3 million in the third quarter of 2006 increased $5.0 million compared to the same period of 2005, reflecting the increase in our cash balances invested in commercial paper and higher interest returns.
Other Income, net
Other income, net was a $12.8 million gain in the third quarter of 2006, compared to a gain of $1.2 million in the third quarter of 2005. Key components of other income for the periods presented are as follows:

•	Investment income of $10.9 million was received and recognized in the third quarter of 2006 from the redemption of convertible preferred equity certificates received in connection with the original disposition of our operations in France in March 2004.

•	Equity income of $1.4 million was recognized in the third quarter of 2006 from our French equity investment.

•	Cash overrides received from a third party insurance provider related to the sale of insurance-funded preneed funeral contracts were $1.5 million in the third quarter of 2006 and 2005.

•	Surety bond premium costs were $1.0 million in the third quarter of 2006 and 2005.
(Provision) Benefit for Income Taxes
The consolidated effective tax rate in the third quarter of 2006 was a provision of 57.7%, compared to a benefit of 8.8% in the same period of 2005. The 2006 and 2005 tax rates were negatively impacted by disposal of assets that have lower tax costs than book costs, thus triggering a larger income tax upon disposal. This permanent cost basis difference was mainly a result of certain goodwill-related assets, previously acquired, and accounted for under purchase accounting at the time of acquisition. These assets were sold and the tax effect was recognized in the current period.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 295.9 million in the third quarter of 2006, compared to 297.4 million in the same period of 2005. The decrease in 2006 versus 2005 reflects our share repurchase program initiated during 2005.

Results of Operations – Nine Months Ended September 30, 2006 and 2005
Management Summary
Key highlights for the nine months ended September 30, 2006 included:
•	our announcement on April 3, 2006 of the execution of a definitive agreement to acquire the outstanding shares of Alderwoods Group, Inc., combining the two leading providers of funeral and cemetery services in North America;

•	a 2.7% increase in 2006 comparable funeral and cemetery revenue over the same period in 2005;

•	an improvement in our gross margin percentage to 19.1% in the nine months end September 30, 2006 from 17.7% in the same period in 2005;

•	a 9.4% increase in comparable average revenue per funeral service compared to the first nine months of 2005, which helped to offset a 5.6% decline in comparable funeral services performed;

•	our receipt and recognition of $7.9 million ($4.8 million after tax, or $.02 per diluted share) in cemetery endowment care trust fund income as a result of the resolution of disputes over ownership rights to the funds;

•	our receipt and recognition of $10.9 million ($7.1 million after tax, or $0.02 per diluted share) in investment income as a result of the redemption of convertible preferred equity certificates received in connection with the original disposition of our operations in France in March 2004; and

•	the repurchase of 3.4 million shares in the second quarter of 2006.
Results of Operations
In the first nine months of 2006, we reported net income of $55.8 million or $.19 per diluted share. These results were impacted by net losses on dispositions and impairment charges of $28.7 million after tax ($.10 per diluted share) and interest expense on the bridge financing related to the Alderwoods acquisition of $3.9 million after tax ($.01 per diluted share).
     In the first nine months of 2005, we reported a net loss of $150.7 million or $.49 per diluted share. These results were also impacted by accounting changes of $187.5 million after tax, losses on the early extinguishment of debt of $9.3 million after tax, and after tax net losses on dispositions and impairment charges of $24.1 million. During the first nine months of 2005, discontinued operations produced $3.8 million of earnings.
Actual Versus Comparable Results – Nine Months Ended September 30, 2006 and 2005
The table below reconciles our GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2006 and 2005. We define comparable operations (or same store operations) as those involving locations that were owned for the entire period beginning January 1, 2005 and ending September 30, 2006. The following tables present operating results for SCI funeral and cemetery locations that were owned by SCI throughout this period.

		Less:
		activity	Less:
		associated with	activity
		acquisition /	associated with
Nine Months Ended September 30, 2006	Actual	new construction	dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$837.5	$1.5	$12.3	$823.7
Cemetery revenue	427.0	1.2	3.6	422.2

	1,264.5	2.7	15.9	1,245.9

Other foreign
Funeral revenue	9.0	—	—	9.0

Total revenues	$1,273.5	$2.7	$15.9	$1,254.9

North America
Funeral gross profits	$168.6	$0.4	$(1.7)	$169.9
Cemetery gross profits	72.4	0.1	(0.9)	73.2

	241.0	0.5	(2.6)	243.1

Other foreign
Funeral gross profits	1.8	—	—	1.8

Total gross profit	$242.8	$0.5	$(2.6)	$244.9

		Less:	Less:
		activity associated	activity
		with acquisition /	associated with
Nine Months Ended September 30, 2005	Actual	new construction	dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$858.0	$2.5	$44.7	$810.8
Cemetery revenue	418.9	0.5	16.5	401.9

	1,276.9	3.0	61.2	1,212.7

Other foreign
Funeral revenue	8.7	—	—	8.7
Cemetery revenue	0.1	—	0.1	—

	8.8	—	0.1	8.7

Total revenues	$1,285.7	$3.0	$61.3	$1,221.4

North America
Funeral gross profits	$166.1	$0.2	$3.9	$162.0
Cemetery gross profits	62.8	0.1	(1.3)	64.0

	228.9	0.3	2.6	226.0

Other foreign
Funeral gross profits	0.8	—	—	0.8
Cemetery gross profits	—	—	—	—

	0.8	—	—	0.8

Total gross profit	$229.7	$0.3	$2.6	$226.8

     The following table provides the data necessary to calculate SCI’s comparable average revenue per funeral service in North America for the nine months ended September 30, 2006 and 2005. We calculate average revenue per funeral service by dividing adjusted comparable North America funeral revenue by the comparable number of funeral services performed in North America during the period. In calculating average revenue per funeral service, we exclude GA revenues and revenues from our Kenyon subsidiary to avoid distorting our funeral case volume averages.

	Nine months ended
	September 30,
	2006	2005
	(Dollars in millions,
	except average revenue
	per funeral service)
Comparable North America funeral revenue	$823.7	$810.8
Less: GA revenues	24.3	20.3
Kenyon revenues	2.9	19.0

Adjusted Comparable North America funeral revenue	$796.5	$771.5
Comparable North America funeral services performed:
Preneed	56,976	58,869
Atneed	111,358	119,522

Total	168,334	178,391
Comparable North America average revenue per funeral service:
Preneed	$4,545	$4,265
Atneed	$4,827	$4,354
Total	$4,732	$4,325
     Preneed average revenues in the above table represent average comparable revenues recognized for funeral services performed during the nine months ended September 30, 2006 and 2005 pursuant to preneed contractual arrangements made prior to the time of death and, therefore, previously reflected as Deferred preneed funeral revenues.

Funeral Results
Consolidated Funeral Revenue
Consolidated revenues from funeral operations were $846.5 million in the first nine months of 2006 compared to $866.7 million in the first nine months of 2005. Higher average revenue per funeral service and an increase in floral revenues of approximately $8.9 million were more than offset by a decline in funeral services performed. This decline was primarily attributable to a decrease in funeral properties as a result of our effort to dispose of non-strategic locations. We also believe the decline reflects a decrease in the number of deaths in the markets we serve. Additionally, Kenyon’s revenue declined $16.1 million from $19.0 million to $2.9 million, as services related to incidents in Greece, Asia, and Louisiana in the first nine months of 2005 were not replaced by similar services in 2006.
Comparable Funeral Revenue
North America comparable funeral revenue increased $12.9 million in the first nine months of 2006 compared to the first nine months of 2005 reflecting higher average revenue per funeral service and the increase in floral revenue described above. GA revenue increased $4.0 million, or 19.7%, in the first nine months of 2006 as a result of a favorable shift in the types of preneed funeral insurance contracts sold. These improvements were partially offset by a decline in comparable funeral volume coupled with the $16.1 million decrease in Kenyon’s revenue described above.
Funeral Case Volume
The overall success of our strategic pricing initiative was partially offset by a 5.6% decrease in comparable funeral volume in the first nine months of 2006 compared to the first nine months of 2005. We believe this decline reflects a decrease in the number of deaths within the markets where we compete, due in part to an unusually warm winter season in the first quarter of 2006. The decline in deaths was particularly pronounced in the Northeast United States where we have a high concentration of operations. Also impacting the decline in volume were certain local business decisions to exit unprofitable business relationships and activities as described above in Funeral Results for the three months ended September 30, 2006. We will continue to evaluate existing relationships and may ultimately choose to exit other markets as we maintain focus on our strategy. Our cremation rate of 41.2% in the first nine months of 2006 was relatively flat compared to 41.0% in the same period of 2005, reflecting the impact of our decision to exit unprofitable immediate cremation activities.
Average Revenue per Funeral
Our focus on strategic pricing and aligning our resources with our customer segmentation strategy over the preceding twelve months has resulted in an increase in comparable average revenue per funeral service of 9.4%, or $407 per funeral service (8.2% or $348 per service excluding a floral revenue increase) over the prior year. Over the past year, we have realigned our pricing away from products to our service offerings, reflecting our competitive advantage and concentrating on those areas where our customers believe we add the most value. As a result of the communication of our future customer segmentation strategy in the fall of 2005, we also made local strategic business decisions to exit certain existing relationships that generated very low gross margin percentages as discussed above. These initiatives, while reducing our funeral case volumes, have generated significant improvements in average revenue per funeral service. We expect these improvements to continue in the future as we redeploy our resources to more profitable areas.
Consolidated Funeral Gross Profit
Consolidated funeral gross profits increased $3.5 million in the first nine months of 2006 compared to the same period of 2005 as the revenue decreases described above were more than offset by decreases in costs. These decreases in costs include decreases in salaries and fringe expenses and self insurance costs that were partially offset by a $6.3 million decrease in gross profit from Kenyon operations compared to prior year.
Comparable Funeral Gross Profit
Comparable North America funeral gross profit increased $7.9 million or 4.9% in the first nine months of 2006 versus the same period of 2005. The comparable funeral gross margin percentage increased to 20.6% compared to 20.0% in 2005. The revenue increases described above and continued cost improvements to our infrastructure, including a decrease in salary and fringe expense were partially offset by the $6.3 million decrease in gross profit from Kenyon’s operations and higher merchandise costs compared to the prior period.

Cemetery Results
Consolidated Cemetery Revenue
Consolidated revenues from our cemetery operations increased $8.0 million, or 1.9%, in the first nine months of 2006 compared to the same period of 2005. Higher atneed revenues and increased delivery of preneed merchandise were offset by a decrease in property development and revenue declines due to a decrease in the overall number of cemetery locations in the first nine months of 2006 compared to the prior year period. Also contributing to the increase was the receipt and recognition of $7.9 million in endowment care income in the second quarter of 2006.
Comparable Cemetery Revenue
North America comparable cemetery revenue increased $20.3 million or 5.1% compared to the first nine months of 2005. The increase primarily resulted from higher atneed revenues and the receipt and recognition of $7.9 million of endowment care income. Preneed revenues were relatively flat as increases in the delivery of merchandise and services were offset by decreases in the recognition of preneed property revenues.
Consolidated Cemetery Gross Profits
Consolidated cemetery gross profits increased $9.6 million, or 15.3%, in the first nine months of 2006 compared to the first nine months of 2005. Cemetery gross margins, which included the $7.9 million in endowment care income recognized in the second quarter of 2006, increased 190 basis points to 16.9%. Decreased selling and salary expenses due to increased centralization and standardization within our organization also contributed to the increase.
Comparable Cemetery Gross Profits
North America comparable cemetery gross profits increased $9.2 million in the first nine months of 2006 compared to the same period of 2005. The comparable cemetery percentage increased to 17.3% in the first nine months of 2006 from 15.9% in the first nine months of 2005. These improvements were also a result of the increases in endowment care income and lower commission expense partially offset by higher maintenance and utilities costs as a result of increased fuel costs.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $63.9 million in the first nine months of 2006 compared to $61.9 million in the first nine months of 2005. Increased costs associated with the expensing of stock options, which totaled $3.3 million (pretax), were partially offset by a decrease in salary expense. We expect stock option expense in the remaining quarter of 2006 to be approximately $0.8 million (pretax) in the aggregate.
Interest Expense
Interest expense increased 12.0% to $86.7 million in the first nine months of 2006, compared to $77.4 million in the first nine months of 2005. The increase of $9.3 million reflects $6.4 million of bridge financing costs related to the Alderwoods acquisition and the modification of the contractual terms of certain transportation leases in January 2006, which resulted in additional interest expense related to these newly reclassified capital leases. Also included in interest expense in the first nine months of 2006 is $2.2 million of additional interest related to our senior unsecured 7.0% notes due 2017. Cash interest paid during the first nine months of 2006 and 2005 was $59.6 million. For additional information, see notes five and ten to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Interest Income
Interest income of $21.0 million in the first nine months of 2006 increased $9.8 million compared to the same period of 2005, reflecting the increase in our cash balances invested in commercial paper and higher interest rates. Interest income in the first nine months of 2005 also included $1.9 million from our investment in France.

Other Income (Expense), net
Other income (expense), net was a $16.8 million gain in the first nine months of 2006, compared to a gain of $0.5 million in the first nine months of 2005. Key components of other income (expense), net for the periods presented are as follows:
•	Investment income of $10.9 million was received and recognized in the third quarter of 2006 from the redemption of convertible preferred equity certificates received in connection with the original disposition of our operations in France in March 2004.

•	Equity income of $1.4 million was recognized in the first nine months of 2006 from our French equity investment.

•	Cash overrides received from a third party insurance provider related to the sale of insurance-funded preneed funeral contracts were $4.5 million in the first nine months of 2006 compared to $4.7 million in the same period of 2005.

•	Surety bond premium costs were $3.0 million in the first nine months of 2006 and 2005.

•	Favorable adjustments to our allowance on notes receivable were $2.0 million in the first nine months of 2006.

•	The remaining income of $1.0 million in the first nine months of 2006 and expense of $1.2 million in the same period of 2005 are primarily attributable to net gains and losses related to foreign currency transactions.
(Provision) Benefit for Income Taxes
The consolidated effective tax rate in the first nine months of 2006 was a provision of 39.1%, compared to 44.2% in the same period of 2005. The 2006 and 2005 tax rates were negatively impacted by disposal of assets that have lower tax costs than book costs, thus triggering a larger income tax upon disposal. This permanent cost basis difference was mainly a result of certain goodwill-related assets, previously acquired, and accounted for under purchase accounting at the time of acquisition. These assets were sold and the tax effect was recognized in the current period.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 297.4 million in the first nine months of 2006, compared to 308.8 million in the same period of 2005. The decrease in 2006 versus 2005 reflects our share repurchase program initiated during 2005.
Financial Condition, Liquidity, and Capital Resources
Overview
Our principal ongoing uses of cash are to meet working capital and capital expenditure requirements and to fund debt obligations. Our primary sources of liquidity are currently cash flows from operations, cash on hand, proceeds from asset sales and debt capacity available under our credit facility, which we believe are sufficient resources to meet our near and intermediate term debt obligations, our planned capital expenditures, and other cash requirements for the foreseeable future. We are focusing our capital resources on funding disciplined growth initiatives, including the planned acquisition of Alderwoods.
     In connection with the expected closing of the Alderwoods acquisition, we will enter into a new $450 million senior credit facility, consisting of a $150 million three-year term loan and a $300 million five-year revolving credit facility, and an additional $200 million of privately placed debt securities. In addition, we have issued $500 million of senior unsecured notes, the proceeds of which are held in escrow accounts, pending the consummation of the Alderwoods acquisition.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the first nine months of 2006 compared to the same period of 2005 are as follows:
     Operating Activities – Cash flows from operating activities in the first nine months of 2006 were $265.3 million, an increase of $6.8 million compared to the first nine months of 2005. The first nine months of 2005 included a federal income tax refund of $29.0 million. Additionally, in the first nine months of 2006, there were $16.5 million of long-term incentive compensation payments related to a 2003 award program as previously disclosed in our 2006 annual guidance. Excluding these items, cash flows from operating activities for the first nine months of 2006 increased $52.3 million compared to the same period in 2005. $15.7 million of 2005 rent payments are now classified as principal payments on capital leases in financing activities. Cash interest received in 2006 increased $9.8 million due to our increased cash balance and higher interest rates. Also contributing to the increase was the second quarter receipt of $7.9 million of previously disputed endowment care proceeds described in Results of Operations above, a $10.1 million net increase of cash from Kenyon’s operations as cash receipts associated with costs incurred in 2005 were not received until subsequent periods, and $10.9 million in proceeds from the redemption of convertible preferred equity certificates received in connection with our original disposition of our operations in France in March 2004.
     Investing Activities – Cash flows from investing activities decreased by $150.8 million in the first nine months of 2006 compared to the same period of 2005 primarily due to a decline in proceeds from divestitures and sales of property and equipment.
     In the first nine months of 2006, we received $55.2 million from divestitures and sales of property and equipment compared to $170.1 million in the first nine months of 2005. In 2006, we also received $11.0 million of proceeds held as an income tax receivable related to the 2005 sale of our operations in Chile. We paid $14.6 million in 2006 in cash for selected strategic acquisitions.
     In the first nine months of 2005, we received $112.0 million in proceeds and distributions from the disposition of our businesses in Argentina, Uruguay, and Chile and $58.1 million from other sales of property and equipment. We also received $39.7 million from our equity investment in France.
     Financing Activities – Cash used in financing activities decreased $128.4 million in the first nine months of 2006 compared to the first nine months of 2005 primarily due to a $163.3 million reduction in share repurchases and a $279.9 million decrease in debt repayments, partially offset by $291.5 million of proceeds from the issuance of debt in 2005. We also had a $15.7 million increase in capital lease payments reflecting new capital leases for certain transportation assets and a $6.9 million increase in dividend payments in 2006 compared to 2005.
     During the first nine months of 2006, we repurchased 3.4 million shares of common stock for $27.9 million compared to 26.9 million shares for $191.2 million in 2005.
     During the second quarter of 2005, we issued $300 million of senior unsecured 7.0% notes due 2017, and received $291.5 million in net proceeds. We used these proceeds to extinguish $286.2 million of outstanding debt. We did not issue or early retire any debt in the first nine months of 2006. We also paid $8.0 million in scheduled debt payments in the first nine months of 2005 compared to $14.3 million in scheduled debt payments in 2006.
Liquidity
As of September 30, 2006, our cash balance was $636.6 million. We also have a $200.0 million credit facility that was executed in August 2004. We have no cash borrowings under this credit facility, but we have used it to support $42.2 million of letters of credit as of September 30, 2006. As a result of the terms of the expected acquisition of Alderwoods, we plan to enter a new credit facility concurrent with the closing of the Alderwoods acquisition.
     We expect to generate cash flows in the next several years above our operating and financing needs. We believe that this financial flexibility allows us to consider investments or capital structure transactions that will enhance shareholder value. On April 2, 2006, we entered into a definitive agreement to acquire all of the outstanding shares of Alderwoods for $20.00 per share. This transaction is valued at $1.2 billion, including refinancing approximately $351.7 million and assuming approximately $6.5 million of Alderwoods’ debt. We intend to fund this transaction with at least $500 million of cash on hand together with the net proceeds of the recently issued 7.375% and 7.625% senior unsecured notes, the net proceeds of the privately placed securities, and the new term loan discussed in note five to the condensed consolidated financial statements. We will continue to evaluate external opportunities and expect to make acquisitions, if such acquisitions are available at reasonable market prices and are aligned with our strategic plan. We will also evaluate internal opportunities such as construction of new funeral homes and development of high-end cemetery inventory.
     We currently have $36.7 million authorized by our Board of Directors to repurchase common stock. We have made and intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. As discussed in Part II, Item 1A, our new credit agreement and privately placed debt securities, which will be effective upon completion of the Alderwoods acquisition, contain covenants that will restrict our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.

     We are continuing our program to divest of our operations outside of North America. In the first quarter of 2005, we sold our operations in Argentina and Uruguay for net cash proceeds of $21.6 million. In the third quarter of 2005, we sold our cemetery operations in Chile for proceeds of approximately $105.8 million. We received net cash proceeds of $90.4 million upon completion of the sale, $11.0 million of the remaining proceeds from this disposition in the second quarter of 2006, and have an income tax receivable of approximately $4.4 million for the remainder, which we expect to receive in the fourth quarter of 2006. Subsequent to September 30, 2006, we sold our remaining funeral businesses in Singapore for proceeds of approximately $11.6 million. We received net cash proceeds of $10.6 million upon completion of the sale and expect the remainder of the proceeds, totaling approximately $1.0 million, in the second quarter of 2007. We do not expect to realize a material gain or loss from the sale. We currently own a limited number of funeral businesses in Germany that we will look to exit when market values and economic conditions are conducive to a sale; however, these businesses are not currently being held for sale.
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

	September 30,	December 31,
(In millions)	2006	2005
Preneed funeral	$135.6	$139.3
Preneed cemetery:
Merchandise and services	161.2	161.8
Pre-construction	10.4	12.5

Bonds supporting preneed funeral and cemetery obligations	307.2	313.6

Bonds supporting preneed business permits	4.3	4.7
Other bonds	10.7	11.0

Total surety bonds outstanding	$322.2	$329.3

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by applicable law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state or provincial law. For the three months ended September 30, 2006 and 2005, we had $12.4 million and $16.3 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2006 and 2005, we had $40.6 million and $51.9 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider disbursements associated with taxes, obtaining costs, or other costs.
     Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. We do not expect to be required to fund material future amounts related to these surety bonds because of lack of surety capacity.
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense, and negative currency translation effects.

•	The outcome of the acquisition of Alderwoods and the possibility that certain closing conditions will not be satisfied that will result in the acquisition not being completed.

•	Our ability to successfully integrate Alderwoods or that the anticipated benefits of the acquisition are not fully realized.

•	The outcomes of pending lawsuits and proceedings against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	The outcome of a pending Internal Revenue Service audit. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully exploit our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.

•	The integration of Alderwoods may prove disruptive and could result in the combined business failing to meet our expectations.

•	Our new credit agreement and privately placed debt securities, which will be effective upon completion of the Alderwoods acquisition, contain covenants that may prevent us from engaging in certain transactions.
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
The integration of Alderwoods may prove disruptive and could result in the combined business failing to meet our expectations.
The process of integrating the operations of Alderwoods may require a disproportionate amount of resources and management attention. Our future operations and cash flow will depend largely upon our ability to operate Alderwoods efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies. Our management team may encounter unforeseen difficulties in managing the integration. In order to successfully combine and operate our businesses, our management team will need to focus on realizing anticipated synergies and cost savings on a timely basis while maintaining the efficiency of our operations. Any substantial diversion of management attention or difficulties in operating the combined business could affect our revenues and ability to achieve operational, financial and strategic objectives.
Our new credit agreement and privately placed debt securities, which will be effective upon completion of the Alderwoods acquisition, contain covenants that may prevent us from engaging in certain transactions.
Our new credit agreement and privately placed debt securities, which will be effective upon completion of the Alderwoods acquisition, contain, various affirmative and negative covenants that may prevent us from engaging in certain transactions that would otherwise be considered beneficial to us. These covenants limit, among other things, our and our subsidiaries ability to:
•	incur additional indebtedness (including guarantee obligations);

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers, liquidations and dissolutions;

•	sell assets;

•	enter into leases;

•	pay dividends, distributions and other payments in respect of capital stock, and purchase our capital stock in the open market.

•	make investments, loans, or advances;

•	repay subordinated indebtedness or amend the agreements relating thereto;

•	engage in certain transactions with affiliates;

•	change our fiscal year;

•	create restrictions on our ability to receive distributions from subsidiaries; and

•	change our lines of business.
     Our new senior credit facility also requires us to maintain certain leverage and interest coverage ratios.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 31, 2006, we issued 400 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     On August 16, 2004, we announced a share repurchase program authorizing the investment of up to $100 million to repurchase our common stock. On November 10, 2004, February 10, 2005, and June 23, 2005, we announced three increases in the share repurchase program each authorizing the investment of up to an additional $100 million to repurchase our common stock for an aggregate of $400 million. As of September 30, 2006, the aggregate purchases pursuant to this program totaled $363.3 million.

	Total		Total number of	Dollar value of
	number of	Average	shares purchased as	shares that may yet
	shares	price paid	part of publicly	be purchased under
Period	purchased	per share	announced programs	the programs
July 1, 2006 – July 31, 2006	—	—	—	$36,719,646
August 1, 2006 – August 31, 2006	—	—	—	$36,719,646
September 1, 2006 – September 30, 2006	—	—	—	$36,719,646

	—		—
     As of September 30, 2006, the remaining dollar value of shares that may yet be purchased under our share repurchase programs was approximately $36.7 million. As discussed in Part II, Item 1A, our new credit agreement and privately placed debt securities, which will be effective upon completion of the Alderwoods acquisition, contain covenants that will restrict our ability to repurchase our common stock.
Item 5. Other Information
On November 8, 2006, the Board of Directors amended the Bylaws of the Company. The first amendment relates to the date of the annual meeting of shareholders as set forth in Section 1 of Article I. It provides that the annual meeting shall be held, subject to change, on the date and at the time designated by the Board of Directors. Previously, the Bylaws provided that the annual meeting shall be held, subject to change, on the second Thursday in May of each year. The second amendment relates to the list of people who may call a special meeting of the Board of Directors as specified in Section 6 of Article II. This amendment adds to such list the chairman of the Nominating and Corporate Governance Committee.

Item 6. Exhibits

3.1	Bylaws, as amended.

12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2006 and 2005.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

November 8, 2006		SERVICE CORPORATION INTERNATIONAL

	By:	/s/ Jeffrey I. Beason
Jeffrey I. Beason
Vice President and Corporate Controller
(Chief Accounting Officer)

Index to Exhibits

3.1	Bylaws, as amended.

12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2006 and 2005.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.