Form 10-K
period 2006-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2007-03-01
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $2,236,208,053 based upon a closing market price of $8.14 on June 30, 2006 of a share of common stock as reported on the New York Stock Exchange — Composite Transactions Tape.

The number of shares outstanding of the registrant’s common stock as of February 20, 2007 was 293,476,937 (net of treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement in connection with its 2007 Annual Meeting of Shareholders (Part III)

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

General Agency (GA) Revenues — Commissions paid to the General Agency (GA) for life insurance policies or annuities sold to preneed customers for the purpose of funding preneed funeral arrangements. The commission rate paid is determined based on the product type sold, the length of payment terms, and the age of the insured/annuitant. The commission rate is applied to the face amount of the policy purchased to determine the commission amount payable to the GA. GA revenues are recognized as funeral revenues when the insurance purchase transaction between the customer and third party insurance provider is completed.

Interment — The burial or final placement of human remains in the ground.

Lawn Crypt — An outer burial receptacle constructed of concrete and reinforced steel, which is usually pre-installed in predetermined designated areas.

Marker — A method of identifying the remains in a particular burial space, crypt, or niche. Permanent burial markers are usually made of bronze, granite, or stone.

Maturity — At the time of death. This is the point at which preneed contracts are converted to atneed contracts.

Mausoleum — An above ground structure that is designed to house caskets and cremation urns.

Perpetual Care or Endowment Care Fund — A trust fund used for the maintenance and upkeep of burial spaces within a cemetery.

Preneed — Funeral and cemetery arrangements made prior to the time of death.

Preneed Backlog — Future revenues from unfulfilled preneed funeral and cemetery contractual arrangements.

Production — Sales of preneed funeral and preneed or atneed cemetery contracts.

PART I

Item 1.	Business.

General

Service Corporation International (SCI) is North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At December 31, 2006, we operated 1,613 funeral service locations and 452 cemeteries, (including 232 combination locations) in North America, which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of Kenyon International Emergency Services, a subsidiary that specializes in providing disaster management services in mass fatality incidents as well as training, planning, and Crisis Communications consulting services, and the operations of 14 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. As part of the Alderwoods Group, Inc. (Alderwoods) transaction, we acquired an insurance business for which we have commenced a plan to divest. The operations of this business are presented as discontinued operations in our consolidated statement of operations and as assets and liabilities of discontinued operations in on our consolidated balance sheet. In addition, we own a minority interest in AKH Luxco, S.C.A., more commonly known as Pompes Funebres Génerales (PFG), France’s leading provider of funeral services.

History

We were incorporated in Texas in July of 1962. Prior to 1999, we focused on the acquisition and consolidation of independent funeral homes and cemeteries in the fragmented deathcare industry in North America. During the 1990s, we also expanded our operations through acquisitions in Europe, Australia, South America; and the Pacific Rim. During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and began to focus on identifying and addressing non-strategic or underperforming businesses.

This focus resulted in the divestiture of several North America and international operations beginning in 2001. During 2001 and 2002, we completed joint ventures of operations in Australia, the United Kingdom, Spain, and Portugal. In 2003, we sold our equity investment in our operations in Australia, Spain, and Portugal. During 2004, we sold our funeral operations in France and obtained a minority interest in the acquiring entity. We also sold our minority interest equity investment in the United Kingdom. During 2005, we divested of all of our operations in Argentina, Uruguay, and Chile. During 2006, we sold our funeral service location in Singapore, leaving our operations in Germany as our sole remaining funeral service locations outside of North America. We may pursue discussions with various third parties concerning the sale or joint venture of our operations in Germany.

In 2006, as part of our strategy to enhance our position as North America’s premier funeral and cemetery provider, we acquired Alderwoods for $20.00 per share in cash. The purchase price of $1.2 billion includes the refinancing of $357.7 million and the assumption of $2.2 million of Alderwoods debt. Alderwoods properties, which include 578 funeral service locations, 70 cemeteries, and 63 combination locations, have been substantially integrated into our operations at December 31, 2006. These properties are operated in the same manner as our incumbent properties, under our leadership, and are reported in the appropriate reporting segment (funeral or cemetery) in our consolidated financial statements.

Funeral and Cemetery Operations

Worldwide, we have 1,627 funeral service locations and 452 cemeteries (including 232 combination locations) covering 45 states, eight Canadian provinces, the District of Columbia, Puerto Rico, and Germany. See Note 18 to the consolidated financial statements in Item 8 of this Form 10-K for financial information about our business segments and geographic areas.

Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria and related businesses. We provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles, and preparation and embalming services. Funeral related merchandise, including caskets, burial vaults, cremation receptacles, flowers and other ancillary products and services, is sold at funeral service locations. Our cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery related merchandise and services, including stone and bronze memorials, burial vaults, casket and cremation memorialization products, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery preneed products and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future.

Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Certain combination locations consist of multiple cemeteries combined with one funeral home. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be cost competitive and have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give families added convenience to purchase both funeral and cemetery products and services at a single location. With the acquisition of Alderwoods, we acquired Rose Hills, which is the largest combination operation in the United States, performing approximately 5,000 calls and 9,000 interments per year.

Our operations in the United States and Canada are organized into 37 major markets and 45 middle markets (including eight Hispana markets). Each market is led by a market director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries share common resources such as personnel, preparation services, and vehicles. There are four market support centers in North America to assist market directors with financial, administrative, pricing, and human resource needs. These support centers are located in Houston, Miami, New York, and Los Angeles. The primary functions of the support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices, and serve as liaisons for the implementation of policies and procedures.

The following table (which includes businesses held-for-sale at December 31, 2006) provides the number of our funeral homes, cemeteries, and combination locations by country, and by state, territory, or province:

	Number of	Number of
Country, State/Territory/Province	Funeral Homes	Cemeteries	Total

United States
Alabama	36	11	47
Alaska	3	—	3
Arizona	32	11	43
Arkansas	11	3	14
California	150	39	189
Colorado	27	12	39
Connecticut	18	—	18
District of Columbia	1	—	1
Florida	136	57	193
Georgia	51	21	72
Hawaii	2	2	4
Idaho	3	1	4
Illinois	48	31	79
Indiana	33	13	46
Iowa	7	4	11
Kansas	14	2	16
Kentucky	13	4	17
Louisiana	35	7	42
Maine	11	—	11

	Number of	Number of
Country, State/Territory/Province	Funeral Homes	Cemeteries	Total

Maryland	13	8	21
Massachusetts	35	9	44
Michigan	29	—	29
Minnesota	10	2	12
Mississippi	30	6	36
Missouri	21	5	26
Montana	4	—	4
Nebraska	2	—	2
Nevada	3	1	4
New Hampshire	7	—	7
New Jersey	20	—	20
New Mexico	5	—	5
New York	91	1	92
North Carolina	56	16	72
Ohio	30	19	49
Oklahoma	27	7	34
Oregon	27	7	34
Pennsylvania	17	19	36
Puerto Rico	5	7	12
Rhode Island	4	—	4
South Carolina	13	12	25
Tennessee	56	19	75
Texas	172	52	224
Utah	3	3	6
Virginia	34	12	46
Washington	39	14	53
West Virginia	5	6	11
Wisconsin	8	—	8
Canada
Alberta	26	—	26
British Columbia	36	6	42
Manitoba	5	3	8
New Brunswick	5	—	5
Nova Scotia	11	—	11
Ontario	48	—	48
Quebec	59	—	59
Saskatchewan	26	—	26
Germany	14	—	14

Total	1,627	452	2,079	(1)

(1)	Includes businesses held for sale at December 31, 2006.

We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances and easements, which are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.

At December 31, 2006, we owned approximately 88% of the real estate and buildings used at our facilities and the remainder of the facilities were leased. At December 31, 2006, our 452 cemeteries contained a total of approximately 32,366 acres, of which approximately 62% was developed.

A map of our locations in North America is presented below:

Competition

Although there are several public companies that own funeral homes and cemeteries, the majority of deathcare businesses are locally-owned, independent operations. We estimate that our funeral and cemetery market share (including a full year of Alderwoods operations) is approximately 14% based on industry revenue for 2005. The position of a single funeral home or cemetery in any community is a function of the name, reputation, and location of that funeral home or cemetery, although competitive pricing, professional service and attention, and well-maintained locations are also important.

We believe we have an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with local competing funeral homes, cemeteries, and retail locations. Within this network, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have branded our funeral operations in North America under the name Dignity Memorial®. We believe our national branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.

Employees

At December 31, 2006, we employed 14,454 (14,411 in North America) individuals on a full time basis and 8,169 (8,165 in North America) individuals on a part time basis. Of the full time employees, 13,873 were employed in the funeral and cemetery operations and 581 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by our group health and life insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government mandated benefit plans. Approximately 3.5% of our employees in North America are represented by unions. Although labor disputes are experienced from time to time, relations with employees are generally considered favorable.

Regulation

Our operations are subject to regulations, supervision and licensing under numerous foreign, federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services and various other aspects of our business. We strive to comply in all material respects with the provisions of these laws, ordinances and regulations. Since 1984, we have operated in the United States under the Federal Trade Commission (FTC) comprehensive trade regulation rule for the funeral industry. The rule contains requirements for funeral industry practices, including extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services.

Other

Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. The property consists of approximately 127,000 square feet of office space and 185,000 square feet of parking space. We own and utilize three buildings located in Houston, Texas for corporate activities containing a total of approximately 238,000 square feet of office space. As a result of the acquisition of Alderwoods, we also lease approximately 71,000 square feet of office space located in Burnaby, British Columbia, which we expect to sublease during 2007.

We make available free of charge, on or through our website, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Our website is http://www.sci-corp.com and our telephone number is (713) 522-5141. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Our strategic plan is focused on cost management and the development of key revenue initiatives designed to generate future internal growth in our core funeral and cemetery operations. Many of the factors necessary for the execution of our strategic plan, such as the number of deaths, are beyond our control. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of the strategic plan could have a material adverse effect on our financial condition, results of operations, or cash flows.

We may fail to realize the anticipated benefits of the acquisition of Alderwoods.

The success of the acquisition of Alderwoods will depend, in part, on our ability to realize the anticipated cost savings from shared corporate and administrative areas, the rationalization of duplicative expenses, and the realization of revenue growth opportunities. However, to realize the anticipated benefits from the acquisition, we must successfully combine the businesses in a manner that permits those costs savings and revenue increases to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. It is possible that the integration process could result in the loss of valuable employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations.

The integration of Alderwoods may prove disruptive and could result in the combined business failing to meet our expectations.

The process of integrating the operations of Alderwoods may require a disproportionate amount of resources and management attention. Our future operations and cash flow will depend largely upon our ability to operate the former Alderwoods locations efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies. Our management team may encounter unforeseen difficulties in managing the integration. In order to successfully combine and operate our businesses, our management team will need to focus on realizing anticipated synergies, revenue increases, and cost savings on a timely basis while maintaining the efficiency of our operations. Any substantial diversion of management attention or difficulties in operating the combined business could affect our revenues and ability to achieve operational, financial, and strategic objectives.

Our credit agreements and debt securities contain covenants that may prevent us from engaging in certain transactions.

Our credit agreements and debt securities contain, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. These covenants limit, among other things, our and our subsidiaries’ ability to:

•	Incur additional secured indebtedness (including guarantee obligations);

•	Create liens on assets;

•	Engage in certain transactions with affiliates;

•	Enter into sale-leaseback transactions;

•	Engage in mergers, liquidations, and dissolutions;

•	Sell assets;

•	Enter into leases;

•	Pay dividends, distributions, and other payments in respect of capital stock and purchase our capital stock in the open market;

•	Make investments, loans, or advances;

•	Repay subordinated indebtedness or amend the agreements relating thereto;

•	Change our fiscal year;

•	Create restrictions on our ability to receive distributions from subsidiaries; and

•	Change our lines of business.

Our bank credit facility also requires us to maintain certain leverage and interest coverage ratios. See Note 12 to the consolidated financial statements in Item 8 of this Form 10-K for further information related to our bank credit facility.

If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we could have to make material cash payments to fund certain trust funds.

We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies cancelled or did not renew our surety bonds, which are generally renewed for twelve-month periods, we would be required to either obtain replacement coverage or fund approximately $278.6 million as of December 31, 2006 into state-mandated trust accounts.

The funeral home and cemetery industry continues to be increasingly competitive.

In North America, the funeral and cemetery industry is characterized by a large number of locally owned, independent operations. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. In addition, we must market the Company in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent funeral home and cemetery operators, monument dealers, casket retailers, low-cost funeral providers, and other non-traditional providers of services and merchandise. If we are unable to successfully compete, our financial condition, results of operations and cash flows could be materially adversely affected.

Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities and mutual funds, which are affected by financial market conditions that are beyond our control.

In connection with our preneed funeral and preneed cemetery merchandise and service sales, most affiliated funeral and cemetery trust funds own investments in equity securities and mutual funds. Our earnings and investment gains and losses on these equity securities and mutual funds are affected by financial market conditions that are beyond our control.

As of December 31, 2006, net unrealized appreciation in the preneed funeral and cemetery merchandise and services trust funds amounted to $24.0 million and $62.8 million, respectively. Our perpetual care trust funds had net unrealized appreciation of $39.6 million as of December 31, 2006. The following table summarizes the investment returns excluding fees on our trust funds for the last three years.

	2006	2005	2004

Preneed funeral trust funds	8.8%	6.6%	7.1%
Cemetery merchandise and services trust funds	8.4%	6.9%	6.7%
Perpetual care trust funds	10.8%	3.9%	8.6%

If earnings from our trust funds decline, we would likely experience a decline in future revenues. In addition, if the trust funds experienced significant investment losses, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We would have to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows.

Increasing death benefits related to preneed funeral contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price guaranteed funeral service.

We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 16% of the total sale from the third party insurance company. Additionally, there is an increasing death benefit associated with the contract of approximately 1% per year to be received in cash at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, which could materially adversely affect our future cash flows, revenues, and operating margins.

Unfavorable results of litigation could have a material adverse impact on our financial statements.

As discussed in Note 15 to the consolidated financial statements in Item 8 of this Form 10-K, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. However, we have seen a recent reversal in the upward trend in our businesses as our strategic pricing initiative and discounting policies have resulted in a decline in highly-discounted, low-service cremation customers. In our operations in North America during 2006 and 2005, 40.9% of the comparable funeral services we performed were cremation cases compared to 39.6% performed in 2004, respectively. We expect this trend to continue in the near term. We also continue to expand our cremation memorialization products and services which has resulted in higher average sales for cremation services. If we are unable to successfully expand our cremation memorialization products and services, and cremations continue to be a significant percentage of our funeral services, our financial condition, results of operations, and cash flows could be materially adversely affected.

The funeral home and cemetery businesses are high fixed-cost businesses.

The majority of our operations are managed in groups called “markets”. Markets are geographical groups of funeral service locations and cemeteries that share common resources such as operating personnel, preparation services, clerical staff, motor vehicles and preneed sales personnel. Personnel costs, the largest of our operating expenses, are the cost components most beneficially affected by this grouping. We must incur many of these costs regardless of the number of funeral services or interments performed. Because we cannot necessarily decrease these costs when we experience lower sales volumes, a sales decline may cause margin percentages to decline at a greater rate than the decline in revenues.

Regulation and compliance could have a material adverse impact on our financial results.

Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state, and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. The impact of such regulations varies depending on the location of our funeral and cemetery operations. Violations of applicable laws could result in fines or sanctions to us.

In addition, from time to time, governments and agencies propose to amend or add regulations, which would increase costs and decrease cash flows. For example, foreign, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry, such as regulations that require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements, and/or prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on our financial condition, results of operations, and cash flows.

Compliance with laws, regulations, industry standards, and customs concerning burial procedures and the handling and care of human remains is critical to our continued success. Litigation and regulatory proceedings regarding these issues could have a material adverse effect on our financial condition, results of operations, and cash flows. We are continually monitoring and reviewing our operations in an effort to insure that we are in compliance with these laws, regulations, and standards and, where appropriate, taking appropriate corrective action.

A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.

The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2004 and various state jurisdictions are auditing years through 2005. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information regarding properties is set forth in Item 1. Business of this Form 10-K.

Item 3.	Legal Proceedings.

Information regarding legal proceedings is set forth in Part II, Item 8. Financial Statements and Supplementary Data, Note 15.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of February 28, 2007 the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

			Year First
			Became
Officer Name	Age	Position	Officer

R. L. Waltrip	76	Chairman of the Board	1962
Thomas L. Ryan	41	President and Chief Executive Officer	1999
Michael R. Webb	48	Executive Vice President and Chief Operating Officer	1998
J. Daniel Garrison	55	Senior Vice President Operations Support	1998
Philip Jacobs	52	Senior Vice President Chief Marketing Officer	2007
Stephen M. Mack	55	Senior Vice President Middle Market Operations	1998
James M. Shelger	57	Senior Vice President General Counsel and Secretary	1987
Eric D. Tanzberger	38	Senior Vice President Chief Financial Officer	2000
Sumner J. Waring, III	38	Senior Vice President Major Market Operations	2002
Jeffrey I. Beason	58	Vice President Corporate Controller	2006
Christopher H. Cruger	32	Vice President Business Development	2005
Jane D. Jones	51	Vice President Human Resources	2005
Albert R. Lohse	46	Vice President Litigation and Risk Management	2004
Harris E. Loring, III	56	Vice President and Treasurer	2006
Elisabeth G. Nash	45	Vice President Process and Technology	2004
Donald R. Robinson	49	Vice President Supply Chain Management	2005

Unless otherwise indicated below, the persons listed above have been executive officers or employees for more than five years.

Mr. Waltrip is the founder, Chairman of the Company, and a licensed funeral director. He grew up in his family’s funeral business and assumed management of the firm in the 1950s after earning a Bachelor’s degree in Business Administration from the University of Houston. He began buying additional funeral homes in the 1960s, achieving cost efficiencies by pooling their resources. At the end of 2006, the network he began had grown to include more than 2,000 funeral service locations and cemeteries. Mr. Waltrip took the Company public in 1969. He has provided leadership to the Company for over 40 years. In 2005, Mr. Waltrip resigned as Chief Executive Officer, but he continues to serve as Chairman of the Board.

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

Mr. Garrison joined the Company in 1978 and worked in a series of management positions until he was promoted to President of the Southeastern Region in 1992. In 1998, Mr. Garrison was promoted to Vice President International Operations. In 2000, Mr. Garrison became Vice President North American Cemetery Operations and was promoted to Vice President Operations Services in August 2002. He assumed his current position as Senior Vice President Operations Support in February 2005. Mr. Garrison has a Bachelor of Science degree in Administrative Management from Clemson University.

Mr. Jacobs joined SCI in 2007 as Senior Vice President and Chief Marketing Officer. Prior to joining the Company, Mr. Jacobs was employed by CompUSA as Chief Marketing Officer and held other management roles over the past 23 years at several of the nation’s top advertising agencies, as well as client-side positions. Mr. Jacobs holds a Bachelor of Science degree from the University of Tennessee and a Masters degree from Vanderbilt University.

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

Mr. Tanzberger joined the Company in August 1996 as Manager of Budgets & Financial Analysis. He was promoted to Vice President Investor Relations and Assistant Corporate Controller in January 2000 and to Corporate Controller in August 2002. In 2006, Mr. Tanzberger was promoted to the position of Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Tanzberger was Assistant Corporate Controller at Kirby Marine Transportation Corporation, an inland waterway barge and tanker company, from January through August 1996. Prior thereto, he was a Certified Public Accountant with Coopers & Lybrand L.L.P. for more than five years. Mr. Tanzberger is a Certified Public Accountant and a graduate of the University of Notre Dame, where he earned a Bachelor of Business Administration degree.

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

Mr. Beason joined SCI in July 2006 as Vice President and Corporate Controller. Prior to joining SCI, he was an employee of El Paso Corporation, a natural gas transmission and production company. Mr. Beason joined El Paso in 1978 and held various accounting and reporting roles until 1993. From 1993 to 1996, he held the position of Sr. Vice President Administration of Mojave Pipeline Operating Company, a wholly owned subsidiary of El Paso Corporation. From 1996 to November 2005, Mr. Beason was Senior Vice President Controller and Chief Accounting Officer of El Paso Corporation. He is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting degree from Texas Tech University.

Mr. Cruger oversees Corporate Development, real estate, and the Dignity Memorial® affiliate network of independent funeral homes. He initially served the Company as a financial analyst in the corporate development department from 1996 until 1999, when he left to become Manager of Financial Analysis for R. H. Donnelley Corporation. During 2000, he returned to SCI to focus on international divestitures. From 2003 to February 2005, he served as Managing Director of Corporate Development. In February 2005, he was promoted to Vice President of Business Development. Mr. Cruger graduated from Lehigh University with a Bachelor of Science in Finance.

Mrs. Jones joined SCI in 2003 from Dynegy, Inc., where she served as Vice President of Total Rewards. She oversees human resources, training and education, and payroll and commission services — activities that assist approximately 20,000 employees in North America. Mrs. Jones was promoted to Vice President Human Resources in February 2005. She holds a Bachelor of Business Administration degree in Accounting with a minor in Finance from Southern Methodist University. She is a Certified Compensation Professional and is active in professional organizations that include World at Work and the Society for Human Resources Management.

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

Ms. Nash joined SCI in 2002 as Managing Director of Strategic Planning and Process Improvement. Prior to joining SCI, Ms. Nash worked for the Pennzoil Corporation and held various senior management accounting and financial positions. In 2004, Ms. Nash was promoted to Vice President Continuous Process Improvement. Her primary responsibilities include improving operating systems, reducing overhead costs, and identifying and assisting in the implementation of initiatives to improve operating profit margins and cash flow. She is a graduate of Texas A&M University where she received a Bachelor of Business Administration degree in Accounting.

Mr. Robinson joined SCI in 1996 as Director of Procurement. Prior to joining the Company Mr. Robinson was employed by Marathon Oil Company, where he spent 16 years in a variety of procurement, logistics, and information technology positions. In February 2005, he was promoted to Vice President Supply Chain Management. Prior to this promotion, he was Managing Director of Business Support Services, a position in which he oversaw fleet management and office services; voice, travel, and shipping services; and supply chain and purchasing activities. Mr. Robinson holds a Bachelor of Science degree in Business Administration with a minor in Computer Service from Taylor University in Upland, Indiana.

Each officer of the Company is elected by the Board of Directors and holds their office until a successor is elected and qualified or until earlier death, resignation, or removal in the manner prescribed in the Bylaws of the Company. Each officer of a subsidiary of the Company is elected by the subsidiary’s board of directors and holds their office until a successor is elected and qualified or until earlier death, resignation, or removal in the manner prescribed in the Bylaws of the Subsidiary.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2006, there were 5,345 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing. At December 31, 2006, we had 293,222,114 shares outstanding, net of 10,000 treasury shares.

During 2006, we paid cash dividends totaling $29.4 million and accrued $8.8 million for dividends paid on January 31, 2007. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.

The table below shows our quarterly high and low closing common stock prices for the two years ended December 31, 2006:

	2006		2005
	High	Low	High	Low

First quarter	$8.46	$7.75	$7.83	$6.81
Second quarter	$8.50	$7.73	$8.02	$6.58
Third quarter	$9.34	$7.37	$8.85	$8.08
Fourth quarter	$10.45	$8.97	$8.61	$7.82

Options in our common stock are traded on the Philadelphia Stock Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.

For equity compensation plan information, see Part III of this Form 10-K.

On October 31, 2006, we issued 348 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Since 2004, we have repurchased a total of $363.3 million of common stock at an average cost per share of $7.11. We did not repurchase any of our common stock during the three months ended December 31, 2006. At December 31, 2006, we had $36.0 million authorized for share repurchases. In February 2007, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $164 million to repurchase our common stock. We now have $200 million authorized by our Board of Directors for share repurchases. As discussed in Item 1A, our new credit agreement and debt securities contain covenants that restrict our ability to repurchase our common stock.

Item 6.	Selected Financial Data.

The table below contains selected consolidated financial data for the years ended December 31, 2002 through December 31, 2006. The statement of operations data includes reclassifications of certain items to conform to current period presentations with no impact on net income or financial position.

The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included in this Form 10-K. This historical information is not necessarily indicative of future results.

Selected Consolidated Financial Information

	Years Ended December 31,
	2006(1)	2005	2004	2003	2002
	(Dollars in millions, except per share amounts)

Selected Consolidated Statements of Operations Data:
Revenue	$1,747.3	$1,711.0	$1,825.7	$2,308.9	$2,289.0
Income (loss) from continuing operations before cumulative effect of accounting changes	$52.6	$55.1	$117.4	$69.1	$(91.5)
Income (loss) from discontinued operations, net of tax(2)	$3.9	$4.5	$43.8	$16.0	$(8.4)
Cumulative effect of accounting changes, net of tax(3)(4)(5)(6)	—	$(187.5)	$(50.6)	—	$(135.6)
Net income (loss)	$56.5	$(127.9)	$110.7	$85.1	$(235.4)
Earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting changes
Basic	$.18	$.18	$.37	$.23	$(.31)
Diluted	$.18	$.18	$.36	$.23	$(.31)
Net income (loss)
Basic	$.19	$(.42)	$.35	$.28	$(.80)
Diluted	$.19	$(.42)	$.34	$.28	$(.80)
Cash dividends declared per share	$0.105	$0.10	$—	$—	$—
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$9,729.4	$7,544.8	$8,227.2	$7,571.2	$7,801.8
Long-term debt (less current maturities), including capital leases	$1,912.7	$1,186.5	$1,200.4	$1,530.1	$1,885.2
Stockholders’ equity	$1,594.8	$1,581.6	$1,843.0	$1,516.3	$1,318.9
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$324.2	$312.9	$94.2	$374.3	$352.2

(1)	Results for 2006 include operations acquired from Alderwoods from November 28, 2006 to December 31, 2006. These operations contributed $50.9 million to revenue, $5.4 million to net income and $8.6 million to net cash provided by operating activities during this period. For more information regarding the Alderwoods acquisition, see Part II, Item 8. Financial Statements and Supplementary Data, Note 5.

(2)	Our operations in Singapore, which were sold in 2006 and in Argentina, Uruguay and Chile, which were sold in 2005 have been classified as discontinued operations for all periods presented. For more information regarding discontinued operations, see Part II, Item 8. Financial Statements and Supplementary Data, Note 21.

(3)	Results for 2006 and 2005 reflect our change in accounting for direct selling costs related to preneed funeral and cemetery contracts. Results for 2005 include a $187.5 million charge, net of tax, for the cumulative effect of this change. For more information regarding this accounting change, see Part II, Item 8. Financial Statements and Supplementary Data, Note 3.

(4)	On March 18, 2004, we implemented revised Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46R). Under the provisions of Financial Accounting Standards Board (FASB) Interpretation 46R (FIN 46R), we are required to consolidate our preneed funeral and cemetery merchandise and service trust assets, cemetery perpetual care trusts, and certain cemeteries. As a result of this accounting change, we recognized a cumulative effect charge of $14.0 million, net of tax, in 2004.

(5)	Results for 2004, 2005, and 2006 reflect our change in accounting for pension gains and losses. Results for 2004 include a $36.6 million charge, net of tax, for the cumulative effect of this change.

(6)	Results for all periods presented reflect our change in accounting for goodwill under Statement of Financial Accounting Standard (SFAS No. 142), “Goodwill and Other Intangible Assets” (SFAS 152). Results for 2002 include a $135.6 million charge, net of tax, for the cumulative effect of this change.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. During 2006, we accomplished several key goals that we believe will position us for continued growth in 2007.

In November 2006, we acquired Alderwoods for $20.00 per share in cash, resulting in a purchase price of $1.2 billion, which includes the refinancing of $357.7 million and the assumption of $2.2 million of Alderwoods debt. The following table sets forth the sources and uses of funds related to the Alderwoods acquisition:

	(In millions)

Sources
Cash on Hand	$608
Term Loan	150
Private Placement Notes	200
Senior Notes	500

	1,458

Uses
Purchase Alderwoods equity	861
Repay Alderwoods debt	358	(1)
Repay SCI debt	139
Debt Costs	27
Transaction Cost	73

	1,458

(1)	Simultaneously with the transaction close, Alderwoods repaid their existing indebtedness with funds advanced from us. We assumed a remaining debt balance of approximately $2 million.

The acquisition of Alderwoods allows us to serve a number of new, complementary areas, while enabling us to capitalize on significant synergies and operating efficiencies. The acquisition provides, among other things:

•	Increased scale. The acquisition combines the two largest deathcare companies in North America, creating a network of funeral homes and cemeteries across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico;

•	Compelling synergies. We have identified several areas where cost-saving synergies can be reasonably and quickly realized, including the elimination of duplicate information technology systems and infrastructure, duplicate accounting, finance, legal and other systems, overlapping management, and duplicate executive and public company costs. Excluding one-time cash integration costs of $39 million expected in 2007, we expect to achieve annual pretax cost savings and revenue enhancements totaling $90 million to $100 million within eighteen months of closing the acquisition; and

•	Quickly materializing benefits. Former Alderwoods operations contributed $8.9 million from continuing operations before income tax and $8.6 million in cash flow from operations from November 28, 2006 (the acquisition date) to December 31, 2006.

Since August 2004, we have invested more than $360 million in repurchasing our stock, and we have paid a quarterly cash dividend since early 2005. We currently have over $200 million authorized to repurchase our common stock. Our financial stability is further enhanced by our $6.5 billion backlog of future revenues at December 31, 2006, which is the result of preneed funeral and cemetery sales. We have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.

Strategies for Growth

In recent years, we have strengthened our balance sheet, lowered our cost structure, introduced more efficient systems and processes and strengthened our management team. We believe these improvements, together with our acquisition of Alderwoods, present us with significant opportunities to achieve future growth. Our principal strategies are as follows:

Approach the business by customer preference.

We believe customer attitudes and preferences are essential to our business. We are replacing the industry’s traditional one-size-fits-all service approach with a flexible operating and marketing strategy that categorizes customers according to personal needs and preferences. Using this new approach, we are tailoring our product and service offerings based on four variables:

•	quality and prestige,

•	religious and ethnic customs,

•	convenience and location, and

•	price.

By identifying customers based on these variables, we can focus our resources on the most profitable customer categories and improve our marketing effectiveness. We continue to refine our pricing, product and marketing strategies to support this approach.

Consistent with this strategy, we have begun to analyze existing business relationships to determine whether they align with our strategic goals. As a result, we made certain local business decisions to exit unprofitable business relationships and activities in 2005 and 2006, which resulted in an initial decrease in the number of total funeral services performed. However, we also experienced significant improvements in both average revenue per funeral service and gross margins. We expect these improvements to continue into the future as we redeploy resources to more profitable areas. We continue to analyze our existing operations, including those newly acquired in the Alderwoods acquisition, and may exit certain business relationships or activities that do not fit our customer segmentation strategy.

Realign pricing to reflect current market environment.

We, along with our competitors in the deathcare industry, have historically generated most of our profits from the sale of traditional products (including caskets, vaults, and markers), while placing less emphasis on the services involved in funeral and burial preparation. However, due to increased customer preference for comprehensive and personalized deathcare services, as well as increased competition from retail outlets (including on-line retailers) for the sale of traditional products, we have realigned our pricing strategy from product to service offerings in order to focus on services that are most valued by customers. Our initial results from the realignment strategy have been favorable based on increases in the overall average revenue per funeral service performed. We are currently evaluating the pricing of those locations acquired from Alderwoods and expect to make adjustments in the future to similarly align the pricing strategy for these locations as well.

Drive operating discipline and take advantage of our scale.

Although we have already made substantial improvements in our infrastructure, we believe we can continue to achieve operating improvements through centralization and standardization of processes for staffing, central care, fleet management and cemetery maintenance. The acquisition of Alderwoods provides further opportunities for synergies and operating efficiencies, which will allow us to utilize our scale and increase profitability. We are developing clear, yet flexible, operating standards that will be used as benchmarks for productivity in these areas. In conjunction with these standards, we will develop and track shared best practices to support higher productivity. We also intend to continue to capitalize on our nationwide network of properties by pursuing strategic affinity partnerships. Over the longer term, we believe these relationships can be important to potential customers in their funeral home selection process.

Manage and grow the footprint.

We are beginning to manage our network of business locations by positioning each business location to support the preferences of its local customer base while monitoring each market for changing demographics and competitive dynamics. We will primarily target customers who value quality and prestige or adhere to specific religious or ethnic customs. In addition, we expect to pursue selective business expansion through construction or targeted acquisitions of cemeteries and funeral homes with a focus on the highest return customer categories. In particular, we will focus cemetery expansion efforts on large cemeteries that are or may be combined with funeral home operations, which would allow facility, personnel, and equipment costs to be shared between the funeral service location and the cemetery.

Financial Condition, Liquidity and Capital Resources

Capital Allocation Considerations

Since 1999, we have gained significant financial flexibility by reducing debt and improving our cash flow. We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $324 million in 2006 and we expect our operating cash flow in 2007 to range from $306 million to $346 million. Our current cash balance is $63 million as of February 23, 2007. In 2007, we expect to generate between $150 million and $170 million in proceeds from divestitures of FTC-mandated properties and other SCI properties already identified for disposal. In addition, we have approximately $240 million in borrowing capacity under our 5-year revolving credit facility (which is currently supporting $61.1 million of letters of credit). We have no significant scheduled debt maturities due in 2007. We believe these sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities.

In order to finance the Alderwoods acquisition, we significantly increased our indebtedness in the fourth quarter of 2006. In addition to using $608 million of cash on hand, we issued $500 million in Senior Notes, $200 million in privately placed debt securities, and took out a $150 million term loan for up to three years under our new credit facility. We prepaid $50 million of our term loan indebtedness in December 2006 and prepaid an additional $60 million in January 2007. At December 31, 2006, our current liabilities exceeded our current assets as a result of using $608 million of available cash in the Alderwoods transaction. We believe our future operating cash flows and the available capacity under our new credit facility described above will be adequate to meet our working capital needs.

During 2006, and as of February 23, 2007, we had the following issuances and repayments of our debt:

Issuances

Type	Interest Rate	Principal(1)	Due Date
		(In millions)

Senior Notes	7.375%	$250	2014
Senior Notes	7.625%	250	2018
Senior Notes Series A	Libor + 2.0%	50	2011
Senior Notes Series B	Libor + 2.0%	150	2011
Term Loan		150	2009

Issuances through December 31, 2006		$850

Repayments — normal retirements
Notes	7.2%	$11	2006
Other	various	15	various

Repayments through December 31, 2006		$26

Repayments — early extinguishment
Notes	7.7%	$139	2009
Term Loan		50	2009

Repayment through December 31, 2006		189

Term Loan		60

Repayments through February 23, 2007		$249

We will continue to focus on funding growth initiatives that generate increased profitability, revenue, and cash flows. These capital investments include the construction of high-end cemetery property (such as private family estates) and the construction of funeral home facilities at existing cemeteries. We will also consider the acquisition of additional deathcare operations that fit our long-term customer-focused strategy, if the expected returns will exceed our cost of capital.

Since early 2005, we have paid shareholders a quarterly cash dividend of $0.025 per common share. In November 2006, we increased our dividend to $0.03 per common share. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.

We currently have approximately $200 million authorized under our share repurchase program. Once we achieve our internal capital structure and bank covenant targets, we intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants and normal trading restrictions. Our credit agreement and privately-placed debt securities contain covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.

Cash Flow

We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the year ended December 31, 2006 compared to 2005 and 2004 are as follows:

Operating Activities — Cash flows from operating activities was $324.2 million in 2006 compared to $312.9 million in 2005. The 2005 cash flows from operating activities increased by $218.7 million as compared to the operating cash flows in 2004. Included in 2006 are transition costs related to the Alderwoods acquisition of $3.2 million and legal payments of $5.7 million. Included in 2005 was a federal income tax refund of $29.0 million. Included in 2004 was the payment of $131.1 million related to the resolution of certain litigation matters, a $20.0 million voluntary cash contribution to our pension plan, and the payment of $11.4 million to retire life insurance policy loans related to our SERP and Senior SERP retirement programs.

Excluding the above items, cash flow from operations in 2006 increased approximately $50.0 million compared to 2005. This increase is primarily due to $21.2 million of rent payments that were classified in operating cash flows in 2005, but which are classified as principal payments on capital leases in cash flows from financing activities in 2006 due to our revised lease terms. The remaining increase is a result of $10.9 million in proceeds from the redemption of convertible preferred equity certificates received in connection with our disposition of our operations in France, the receipt of $7.9 million of endowment care proceeds as a result of the resolution of disputes over ownership rights, and a source of approximately $10.0 million from working capital. This working capital source resulted from an increase in preneed and atneed cash receipts, and increases in cash interest income, which were partially offset by an increase in bonus and long-term incentive compensation payments in 2006 related to a 2003 compensation program.

In addition to the items discussed above, the increase in operating cash flows in 2005 as compared to 2004 is the result of an extra bi-weekly cash payroll payment of approximately $19.0 million in 2004, approximately $13.0 million decrease in bonus payments, an increase in net trust withdrawals, and a $16.7 million decrease in cash interest paid. These net sources of cash were partially offset by cash outflows of $16.0 million associated with our cash funding of our 401(k) matches in 2005 (compared with funding through the use of stock in 2004) and a $10.2 million increase in cash outflows to improve internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act. Cash receipts from Kenyon increased $15.0 million (offset by an $18.8 million increase in Kenyon expenses) in 2005 compared to the same period in 2004 due to Kenyon’s involvement with the incidents in Asia, Greece and the U.S. gulf coast. Additionally, cash flows from operating activities provided by our former operations in France decreased $18.3 million in 2005 as a result of the sale of our French operations in March 2004.

We did not pay federal income taxes in 2006, 2005 or 2004. Because of our net operating loss carryforwards we do not expect to pay federal income taxes until the second half of 2007. Foreign, state and local income tax payments increased $9.0 million to $15.6 million in 2006 as compared to $6.6 million in 2005 and $10.8 million in 2004 primarily as a result of lower foreign taxes paid due to the disposition of some of our operations in 2004.

Investing Activities — Cash flows from investing activities declined $1.5 billion in 2006 compared to 2005 due to $1.3 billion in cash outflows for acquisitions (primarily Alderwoods) and a $180.0 million decrease in proceeds from divestitures. The 2005 cash flows from investing activities of $171.0 million decreased by

$118.5 million primarily due to Alderwoods, as compared to the investing cash flows in 2004. This decline was driven by a decrease in proceeds from divestitures and a decrease in net withdrawals from restricted funds primarily related to various commercial commitments.

In 2006, we acquired Alderwoods for $1.2 billion, including refinancing of $357.7 million of Alderwoods debt. We also received $11.0 million of proceeds held as an income tax receivable related to the 2005 sale of our operations in Chile and $10.6 million in cash proceeds from the fourth quarter 2006 sale of our operations in Singapore.

In 2005, we received $90.4 million from the disposition of our cemetery operations in Chile, $42.7 million related to the collection of the EUR 10 million note receivable and the redemption of preferred equity certificates related to our equity investment in our former French operations (of which $39.7 million is reported as an investing activity), and $21.6 million from the disposition of our Argentina and Uruguay businesses.

In 2004, we sold our funeral operations in France and received net cash proceeds of $281.7 million. Following a successful public offering transaction of our former United Kingdom affiliate during the second quarter of 2004, we liquidated our debt and equity holdings in this affiliate and collected $53.8 million in aggregate, of which $49.2 million is reported as an investing activity.

Financing Activities — Cash flows from financing activities generated $565.2 million in 2006 compared to using $326.4 million in 2005. This $891.6 million net increase in cash was driven by proceeds from the issuance of long-term debt, a reduction in share repurchases, and a reduction in debt payments. Cash used in financing activities decreased $9.6 million in 2005 compared to 2004 primarily due to stock repurchases, partially offset by debt extinguishments and dividend payments.

Proceeds from long-term debt (net of debt issuance costs) were $825.3 million in 2006 due to the issuance of $250.0 million of senior unsecured 7.625% notes due in 2018, $250.0 million of senior unsecured 7.375% notes due 2014, $200 million of private placement offerings, and $150 million term loan. Proceeds from the issuance of debt were $291.5 million in 2005 due to the issuance of senior unsecured 7.00% notes due in 2017. In 2004, proceeds of $241.4 million were due to the issuance of 6.75% notes due 2016.

Payments of debt in 2006 were $228.9 million due to the acceptance of the tender of $139.0 million of our 7.70% senior notes due 2009, a $50.0 million repayment of our new term loan, $26.1 million in scheduled debt payments, and $21.3 million in payments on capital leases. The $377.1 million of debt payments in 2005 were related to early extinguishments of $291.3 million, the $63.5 million final payment of 6.00% notes due December 2005 and $14.5 million of other note payments. In 2004, payments of debt were $477.8 million due to the $300.0 million early extinguishment, the repayment of $111.2 million of the 7.375% notes due 2004 and $50.8 million of 8.375% notes due in 2004.

We repurchased 3.4 million shares of common stock for $27.9 million in 2006, compared to 31.0 million shares for $225.1 million in 2005 and 16.7 million shares for $110.3 million in 2004.

We paid $29.4 million of cash dividends during 2006 and $22.6 million of cash dividends during 2005 related to the quarterly cash dividend reinstated in 2005 by the Board of Directors. There were no dividend payments in 2004.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as debt maturities, interest on long-term debt, and employment, consulting and non-competition agreements. We also have commercial and contingent obligations that result in cash payments only if certain events occur requiring our performance pursuant to a funding commitment.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	2007	2008 - 2009	2010 - 2011	Thereafter	Total
	(Dollars in millions)

Long-term debt maturities(1)	46.2	535.6	248.4	1,128.7	1,958.9
Interest obligation on long-term debt	141.1	267.1	225.5	549.7	1,183.4
Operating lease agreements(2)	8.3	14.4	10.2	42.0	74.9
Employment, consulting and non-competition agreements(3)	16.9	12.0	3.1	3.7	35.7
Pension termination(4)	40.0	—	—	—	40.0

Total contractual obligations	$252.5	$829.1	$487.2	$1,724.1	$3,292.9

(1)	Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit agreement contains a maximum leverage ratio and a minimum interest coverage ratio. See Part II, Item 8. Financial Statements and Supplementary Data, Note 12 for additional details of our long-term debt.

(2)	The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our leases primarily relate to funeral service locations and cemetery operating and maintenance equipment. See Part II, Item 8. Financial Statements and Supplementary Data, Note 15 for additional details related to leases.

(3)	We have entered into management employment, consulting and non-competition agreements which contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees and former owners of businesses acquired. Agreements with contractual periods less than one year are excluded. See Part II, Item 8. Financial Statements and Supplementary Data, Note 15 for additional details related to these agreements.

(4)	We have committed to a plan to terminate our Cash Balance Plan and certain other pension plans in 2007. See Part II, Item 8. Financial Statements and Supplementary Data, Note 17 for additional details related to our pension plans.

The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2006.

	Expiration by Period
Commercial and Contingent Obligations	2007	2008 - 2009	2010 - 2011	Thereafter	Total
	(Dollars in millions)

Surety obligations(1)	$278.6	$—	$—	$—	$278.6
Letters of credit(2)	61.1	—	—	—	61.1
Representations and warranties(3)	9.0	23.8	—	—	32.8
Income distributions from trust(4)	15.2	—	—	—	15.2

Total commercial and contingent obligations	$363.9	$23.8	$—	$—	$387.7

(1)	See the section titled “Financial Assurances” following this table in this Form 10-K.

(2)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2006, the full amount of the letters of credit was supported by our credit facility which expires November 2011.

(3)	In addition to the letters of credit described above, we currently have contingent obligations of $32.8 million related to our asset sales and joint venture transactions. We have agreed to guarantee certain representations and warranties associated with such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $9.0 million included in Deferred charges and other assets pledged as collateral for certain of these contingent obligations. We do not believe we will ultimately be required to fund to third parties any claims against these representations and warranties. During the year ended December 31, 2004, we recognized $35.8 million of contractual obligations related to representations and warranties associated with the disposition of our funeral operations in France. The remaining obligations of $23.8 million at December 31, 2006 are primarily related to certain foreign taxes and certain litigation matters. This amount is recorded in Other liabilities in our consolidated balance sheet. See Part II, Item 8. Financial Statements and Supplementary Data, Note 15 for additional information related to this obligation.

(4)	In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. In the event of market declines, we may be required to re-deposit portions or all of these amounts into the respective trusts in some future period.

Financial Assurances

In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds are recorded on the consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, are described below.

	December 31,	December 31,
	2006	2005
	(Dollars in millions)

Preneed funeral	$137.0	$139.3
Preneed cemetery:
Merchandise and services	162.0	161.8
Pre-construction	8.6	12.5

Bonds supporting preneed funeral and cemetery obligations	307.6	313.6

Bonds supporting preneed business permits	3.6	4.7
Other bonds	12.4	11.0

Total surety bonds outstanding	$323.6	$329.3

When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the years ended December 31, 2006 and 2005, we had $50.9 million and $64.0 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company was to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect we will be required to fund material future amounts related to these surety bonds because of lack of surety capacity.

Preneed Funeral and Cemetery Activities and Backlog of Contracts

In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. Our backlog of funeral and cemetery contracts shown below represents the total amount of future revenues we have under contract at the end of 2006 and 2005.

Trust-Funded Preneed Funeral and Cemetery Contracts:  The funds deposited into trust (in accordance with various state and provincial laws) are invested by independent trustees in accordance with the investment guidelines established by statute or, where the prudent investor rule is applicable, the guidelines established by the Investment Committee of our Board of Directors. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of the preneed programs.

Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale. The preneed funeral and cemetery trust assets are consolidated and recorded in our consolidated balance sheet at market value. Investment earnings on trust assets are generally accumulated in the trust and distributed as the revenue associated with the preneed funeral or cemetery contract is recognized or cancelled by the customer. In certain states and provinces, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date.

If a preneed funeral or cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $151.3 million and $112.0 million as of December 31, 2006 and 2005, respectively.

The cash flow activity over the life of a trust funded preneed funeral or cemetery contract from the date of sale to its recognition or cancellation is captured in the operating cash flow line items (Increase) decrease in preneed receivables and trust investments, Increase (decrease) in deferred preneed revenue, Increase (decrease) in non-controlling interest and Net income (loss) in the consolidated statement of cash flows. While the contract is outstanding, cash flow is provided by the amount retained from funds collected from the customer and any distributed investment earnings. Prior to January 1, 2005, this amount was reduced by the payment of preneed deferred selling costs. The effect of amortizing preneed deferred selling costs was reflected in Depreciation and amortization in the consolidated statement of cash flows. Effective January 1, 2005, the payment of direct selling costs associated with trust funded preneed contracts is reflected in the consolidated statement of cash flows as cash flows from operating activities in the line item Net income (loss), since such direct selling costs are expensed as incurred. At the time of death maturity, we receive the principal and undistributed investment earnings from the funeral trust and any remaining receivable due from the customer. At the time of delivery or storage of cemetery merchandise and service items for which we were required to deposit funds to trust, we receive the principal and undistributed investment earnings from the cemetery trust. There is generally no remaining receivable due from the customer, as our policy is to deliver preneed cemetery merchandise and service items only upon payment of the contract balance in full. This cash flow at the time of service, delivery or storage is generally less than the associated revenue recognized, thus reducing cash flow from operating activities.

The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2006 and 2005.

	North America
	Years Ended
	December 31,
	2006	2005
	(Dollars in millions)

Funeral:
Preneed trust-funded (including bonded):
Sales production	$121.9	$131.9

Sales production (number of contracts)	27,062	35,490

Maturities	$166.9	$160.9

Maturities (number of contracts)	40,813	40,368

Cemetery:
Sales production:
Preneed	$308.0	$307.4
Atneed	219.8	210.5

Total sales production	527.8	517.9

Sales production deferred to backlog:
Preneed	$146.9	$151.3
Atneed	164.3	156.9

Total sales production deferred to backlog	311.2	308.2
Revenue recognized from backlog:
Preneed	$143.5	$138.6
Atneed	162.3	157.1

Total revenue recognized from backlog	327.3	295.7

Insurance-Funded Preneed Funeral Contracts:  Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 60% of our North America preneed funeral production in 2006 relates to insurance-funded preneed funeral contracts.

The third-party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include a death benefit escalation provision, which is expected to offset the inflationary costs of providing the preneed funeral services and merchandise in the future at the prices that were guaranteed at the time of the preneed sale. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need.

Additionally, we may receive cash overrides based on achieving certain dollar volume targets of life insurance policies sold as a result of marketing agreements entered into in connection with the sale of our insurance subsidiaries in 2000.

The table below details the North America results of insurance-funded preneed funeral production and maturities for the years ended December 31, 2006 and 2005, and the number of contracts associated with those transactions.

	North America
	Years Ended
	December 31,
	2006	2005
	(Dollars in millions)

Preneed funeral insurance-funded(1):
Sales production	$192.1	$193.4

Sales production (number of contracts)	36,152	42,221

General agency revenue	$29.9	$27.6

Maturities	$192.9	$194.0

Maturities (number of contracts)	42,022	41,640

(1)	Amounts are not included in the consolidated balance sheet.

North America Backlog of Preneed Funeral and Cemetery Contracts:  The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues including amounts related to Non-controlling interest in funeral and cemetery trusts at December 31, 2006 and 2005. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which was not included in our consolidated balance sheet) at December 31, 2006 and 2005. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

The table also reflects our North America preneed funeral and cemetery receivables and trust investments (market and cost bases) associated with the backlog of deferred preneed funeral and cemetery contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts.

	North America
	2006		2005
	Market	Cost	Market	Cost
	(Dollars in millions)

Backlog of trust-funded deferred preneed funeral revenues	$1,658.1	$1,633.5	$1,495.5	$1,482.6
Backlog of insurance-funded preneed funeral revenues	$2,982.0	$2,982.0	$2,092.1	$2,092.1

Total backlog of preneed funeral revenues	$4,640.1	$4,615.5	$3,587.6	$3,574.7

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1,445.0	$1,420.4	$1,158.7	$1,145.9
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$2,982.0	$2,982.0	$2,092.1	$2,092.1

Total assets associated with backlog of preneed funeral revenues	$4,427.0	$4,402.4	$3,250.8	$3,238.0

Backlog of deferred cemetery revenues	$1,853.0	$1,790.1	$1,644.5	$1,600.5

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1,357.5	$1,334.5	$1,157.4	$1,119.3

The market value of funeral and cemetery trust investments was based primarily on quoted market prices at December 31, 2006 and 2005. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited into trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.

Results of Operations — Years Ended December 31, 2006, 2005, and 2004

Management Summary

Our primary financial focus in 2006 was on funding disciplined growth initiatives that generate increased profitability and cash flow margins. The most significant of these initiatives was the acquisition of Alderwoods in the fourth quarter of 2006. Former Alderwoods businesses contributed $11 million of income from continuing operations before income tax representing their operations from November 28, 2006 (the acquisition date) through December 31, 2006. Other key highlights in 2006 included:

•	an improvement in 2006 gross margin percentage to 19.7% from 17.4% in 2005;

•	a 9.0% increase in North America comparable average revenue per funeral service (7.9% excluding a floral revenue increase) compared to 2005, which more than offset a 5.8% decline in North America comparable funeral services performed;

•	North America comparable cemetery revenue increased $32.5 million, or 6.1%, in 2006 compared to 2005; and

•	Cremation rates were 40.9% in 2006 and 2005 reflecting our strategic pricing initiative and discounting policies, which have resulted in a decline in highly-discounted, low-service cremation customers.

Results of Operations

In 2006, we reported consolidated net income of $56.5 million ($.19 per dilutive share) compared to a net loss in 2005 of $127.9 million ($(.42) per dilutive share) and net income in 2004 of $110.7 million ($.34 per dilutive share). These results were impacted by large non-recurring items that decreased earnings, including:

•	after-tax accounting changes of $187.5 million in 2005 and $50.6 million in 2004;

•	net after-tax losses on asset sales of $50.1 million in 2006 and $31.2 million in 2005;

•	after-tax losses from the early extinguishment of debt of $10.7 million in 2006, $9.3 million in 2005, and $10.5 million in 2004;

•	after-tax expenses related to our acquisition of Alderwoods of $4.3 million in 2006;

•	after-tax expenses related to our Bridge Financing of $3.9 million in 2006; and

•	after-tax settlement of significant litigation matters of $38.7 million in 2004.

Significant non-recurring items that increased earnings included:

•	state net operating loss tax benefits of $11.9 million and $7.9 million in 2005 and 2004, respectively;

•	after-tax earnings from discontinued operations of $3.9 million in 2006, $4.5 million in 2005, and $43.8 million in 2004; and

•	after-tax gain from the sale of assets of $53.2 million in 2004.

Consolidated Versus Comparable Results — Years Ended December 31, 2006, 2005, and 2004

The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the years ended December 31, 2006, 2005 and 2004. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2004 and ending December 31, 2006. The following tables present operating results for funeral and cemetery locations that were owned by us for all three years. As implied by our definition of comparable operations, these results specifically exclude any impact from the Alderwoods acquisition.

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2006	Consolidated	Construction	Dispositions	Comparable
	(Dollars in millions)

North America
Funeral revenue	$1,149.7	$39.5	$20.7	$1,089.5
Cemetery revenue	591.1	16.3	12.2	562.6

	1,740.8	55.8	32.9	1,652.1

Other foreign
Funeral revenue	6.5	—	—	6.5

Total revenues	$1,747.3	$55.8	$32.9	$1,658.6

North America
Funeral gross profits	$236.0	$8.1	$0.9	$227.0
Cemetery gross profits	108.3	2.3	(1.2)	107.2

	344.3	10.4	(0.3)	334.2

Other foreign
Funeral gross profits	0.4	—	—	0.4

Total gross profit	$344.7	$10.4	$(0.3)	$334.6

		Less:
		Activity
		Associated
		with
2005	Consolidated	Dispositions	Comparable
	(Dollars in millions)

North America
Funeral revenue	$1,143.6	$65.8	$1,077.8
Cemetery revenue	560.3	30.2	530.1

	1,703.9	96.0	1,607.9

Other foreign
Funeral revenue	7.1	0.1	7.0

Total revenues	$1,711.0	96.1	$1,614.9

North America
Funeral gross profits	$214.7	$4.9	$209.8
Cemetery gross profits	81.9	(2.4)	84.3

	296.6	2.5	294.1

Other foreign
Funeral gross profits	0.4	—	0.4

Total gross profit	$297.0	$2.5	$294.5

		Less:
		Activity
		Associated
		with
2004	Consolidated	Dispositions	Comparable
	(Dollars in millions)

North America
Funeral revenue	$1,120.1	$100.6	$1,019.5
Cemetery revenue	570.1	37.3	532.8

	1,690.2	137.9	1,552.3

Other foreign
Funeral revenue	134.2	127.3	6.9
Cemetery revenue	1.3	1.3	—

	135.5	128.6	6.9

Total revenues	$1,825.7	$266.5	$1,559.2

North America
Funeral gross profits	$214.7	$8.7	$206.0
Cemetery gross profits	102.1	(4.1)	106.2

	316.8	4.6	312.2

Other foreign
Funeral gross profits	11.5	11.6	(0.1)
Cemetery gross profits	0.1	0.1	—

	11.6	11.7	(0.1)

Total gross profit	$328.4	$16.3	$312.1

The following table provides the data necessary to calculate our comparable average revenue per funeral service in North America for the years ended December 31, 2006, 2005, and 2004. We calculate average revenue per funeral service by dividing comparable North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed in North America during the period. The following data specifically excludes any impact from the Alderwoods acquisition.

	2006	2005	2004
	(Dollars in millions, except average revenue per funeral service)

Comparable North America funeral revenue	$1,089.5	$1,077.8	$1,019.5
Less: GA revenues	30.7	26.8	26.9
Kenyon revenues	4.6	23.9	3.4

Adjusted Comparable North America funeral revenue	$1,054.2	$1,027.1	$989.2

Comparable North America funeral services performed	220,312	233,880	230,270
Comparable North America average revenue per funeral service	$4,785	$4,391	$4,296

Funeral Results

Consolidated Funeral Revenue

Consolidated revenues from funeral operations were $1,156 million in the year ended December 31, 2006 compared to $1,151 million in the same period of 2005. An increase of $36.5 million, representing the operations of former Alderwoods businesses since the acquisition date, combined with higher average revenue per funeral service and an increase in floral revenues of approximately $10.7 million. These increases were offset by a decline in funeral services performed due to a decrease in funeral properties as a result of our continuing efforts to dispose of non-strategic locations. We also believe the decline reflects a decrease in the number of deaths in the markets we serve. Additionally, Kenyon’s revenue declined $19.3 million to $4.6 million, as services related to incidents in Asia, Greece, and U.S. gulf coast in 2005 were not replaced by similar services in 2006.

Consolidated revenues from funeral operations declined by $103.6 million in 2005 compared to 2004 primarily due to the sale of funeral operations in France, which contributed $127.3 million in revenues during 2004. The decrease in revenues related to our former French operations was partially offset by an increase in North America revenues of $23.5 million. This increase was primarily due to an increase in Kenyon’s revenues of $20.5 million over the prior year, resulting from disaster management services provided in Asia, Greece, and the U.S. gulf coast in 2005.

Comparable Funeral Revenue

North America comparable funeral revenue increased $11.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. However, Kenyon revenue decreased $19.3 million as described above. Excluding the decrease in Kenyon, North America comparable funeral revenue increased $31.0 million, reflecting higher average revenue per funeral service and an increase in floral revenue described above. General agency revenue also increased $3.8 million, or 14.2% in 2006 compared to 2005 as a result of a favorable mix shift in the types of preneed funeral insurance contracts sold. These improvements were partially offset by a decline in volume.

North America comparable funeral revenue in 2005 increased $58.3 million over 2004. Increases in Kenyon revenue as described above contributed $20.5 million of the increase. The remaining increase was primarily a result of an increase in comparable atneed revenue resulting from an increase in funeral volume and a higher average revenue per funeral.

Funeral Services Volume

The overall success of our strategic pricing initiative was partially offset by a 5.8% decrease in comparable funeral volume in 2006 compared to 2005. We believe this decline reflects a decrease in the number of deaths within the markets where we compete, due in part to an unusually warm winter season in the first quarter of 2006. The decline in deaths was particularly pronounced in the first quarter of 2006 in the Northeast United States where we have a high concentration of operations. Also impacting the decline in volume were certain local business decisions to exit unprofitable business relationships and activities. These decisions were made based on our customer segmentation strategy, which focuses on higher market share opportunities with certain customer segments. We will continue to evaluate existing relationships and may ultimately choose to exit other markets as we maintain focus on our strategy. Our cremation rate of 40.9% in 2006 was flat compared to 2005. We have seen the upward trend in our cremation rate flatten despite the continued increase in the markets where we compete, reflecting the impact of our decision to exit unprofitable immediate cremation activities.

Average Revenue Per Funeral

Our recent focus on strategic pricing, beginning in late 2005, has resulted in a 9.0% increase in comparable average revenue per funeral service or $394 per funeral service (7.9% or $340 per service excluding a floral revenue increase) in 2006 over 2005, and an increase of 1.4% in 2005 compared to 2004. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentration on those service areas where our customers believe we add the most value. This has resulted in a loss in volume from highly discounted, low-service cremation customers. These initiatives, although reducing our funeral services volume, have generated significant improvements in average revenue per funeral service.

Funeral Gross Profit

Consolidated funeral gross profit increased $21.3 million in 2006, primarily due to decreases in costs and $9.9 million contributed from former Alderwoods operations. Significant cost decreases included a $10.7 million decline in salary and fringe expense due to more centralization and standardization in our organization as well as a decrease in selling costs resulting from lower case volume. These gross profit improvements were partially offset by a $4.6 million decline in Kenyon’s gross profits, which resulted from fixed costs incurred over a lower revenue base.

Consolidated funeral gross profits decreased $11.1 million in 2005 as compared to 2004 reflecting the disposition of our French operations in March 2004.

Comparable Funeral Gross Profit

Comparable North America funeral gross profit increased $17.2 million or 8.2% in 2006 versus 2005. The comparable funeral gross margin percentage increased to 20.8% in 2006 compared to 19.5% in 2005. The comparable revenue increases described above and continued cost improvements to our infrastructure, including a decrease in salary and fringe expense totaling $5.8 million, were partially offset by the $4.6 million decrease in gross profit from Kenyon’s operations.

Our comparable North America funeral gross profit improved $5.2 million (2.5%) in 2005 versus 2004; however, the comparable funeral gross margin percentage decreased to 19.5% compared to 20.1% in 2004. Despite the improved comparable revenues discussed above, margin percentages declined because of increased costs, which included a $4.7 million effect from our change in accounting for deferred selling costs as well as inflationary increases in merchandise costs, increases in group health and pension costs, and increased costs related to our trust reconciliation projects and Sarbanes-Oxley compliance activities.

Cemetery Results

Cemetery Revenue

Consolidated revenues from our cemetery operations increased $30.8 million in 2006 compared to 2005, reflecting higher atneed revenues and increased delivery of preneed merchandise combined with a $14.4 million increase from operations acquired from Alderwoods. Also contributing to the increase was the receipt and recognition of $7.9 million in endowment care income in 2006.

Consolidated cemetery revenues decreased $11.0 million in 2005 versus 2004 due to a $9.8 million decline in North America operations. Approximately $11.3 million of the decrease was due to a decrease in the number of SCI’s North American properties as a result of our continued effort to dispose of non-strategic locations.

Comparable Cemetery Revenue

North America comparable cemetery revenue increased $32.5 million or 6.1% in 2006 compared to 2005. The increase primarily resulted from a $10 million increase in cemetery atneed revenues as well as an increase in trust fund income, partially offset by lower interest income on preneed receivables.

North America comparable cemetery revenue decreased $2.7 million or .5% in 2005 compared to 2004. This decrease primarily resulted from declines associated with constructed cemetery property and interest on trade receivables. Decreases in interest on trade receivables resulted from an increase in the number of contracts that were not financed, increased down payments, and shorter financing terms.

Cemetery Gross Profits

Consolidated cemetery gross profit increased $26.4 million or 3.7% in 2006 compared to 2005. Cemetery gross margin percentages increased from 14.6% in 2005 to 18.3% in 2006, reflecting $1.7 million from operations acquired from Alderwoods, the endowment care income received and recognized in 2006 related to the resolution of a dispute over the funds, and an increase in other trust fund income.

Consolidated cemetery gross profits decreased $20.2 million in 2005 as compared to 2004. These declines were due to the decrease in revenue discussed above, coupled with a $9.5 million negative impact from our change in accounting related to deferred selling costs.

Comparable Cemetery Gross Profit

North America comparable cemetery gross profits increased $22.9 million in 2006 compared to 2005. The comparable cemetery percentage increased to 19.1% in 2006 from 15.9% in 2005. These improvements were a result of the increases in atneed cemetery revenues and in endowment care trust fund income discussed above and cost improvements. Selling and salary expenses decreased in 2006 due to increased centralization within our organization. The decrease in these expenses was partially offset by higher maintenance and utilities costs primarily resulting from increased fuel costs.

North America comparable cemetery gross profits decreased $21.9 million in 2005 compared to 2004 due to the decrease in revenue and the change in accounting for deferred selling costs described above. The comparable cemetery gross margin percentage decreased to 15.9% in 2005 from 19.9% in 2004.

Other Financial Statement Items

General and Administrative Expenses

General and administrative expenses were $94.9 million in 2006 compared to $84.8 million in 2005 and $130.9 million in 2004. For 2006 compared to 2005, general and administrative costs increased $10.1 million primarily due to $7.0 million in expenses related to our acquisition of Alderwoods and $3.9 million of share-based compensation costs related to stock options expensed under FAS 123(R). These costs were partially offset by a decrease in salary expense. Included in 2004 expenses were non-recurring litigation expenses (net of insurance recoveries of $1.6 million) of $61.1 million.

Gains (Losses) on Dispositions and Impairment Charges, Net

In 2006, we recognized a $58.7 million net pretax impairment loss. This loss was primarily associated with the disposition of underperforming funeral and cemetery businesses in North America, including a $16.6 million impairment of assets sold to StoneMor Partners LP and a $26.4 million impairment of certain assets in Michigan for which we have commenced a plan to sell and which are classified as assets held for sale at December 31, 2006. Additionally, in connection with the Alderwoods acquisition, we have entered into a consent agreement with the Federal Trade Commission to divest certain of our non-Alderwoods properties, and we have recorded an impairment charge of $12.9 million for these properties which were owned by us and are classified as assets held for sale at December 31, 2006.

In 2005, we recognized a $26.1 million net pretax loss from impairments. This loss was primarily associated with the disposition of underperforming funeral and cemetery businesses in North America (including a $30.0 million impairment of assets sold to StoneMor Partners LP). The net loss was partially offset by the release of approximately $15.6 million in indemnification liabilities previously recorded in connection with the 2004 sales of our United Kingdom and French operations.

In 2004, we recognized a $25.8 million net pretax gain from our disposition activities, including a $41.2 million gain from the sale of our equity and debt holdings in our former United Kingdom operations and a $6.4 million gain from the disposition of our French funeral operations. These gains were partially offset by net losses associated with various dispositions in North America. For further information regarding gains (losses) on dispositions and impairment charges, net see Note 21 to the consolidated financial statements in Item 8 of this Form 10-K.

Interest Expense

Interest expense increased to $123.4 million in 2006, compared to $103.7 million in 2005 and $119.3 million in 2004. The increase of $19.7 million in interest expense between 2006 and 2005 resulted primarily from $6.4 million in bridge financing costs related to the Alderwoods acquisition and an incremental $10.5 million of interest costs related to our increased borrowings to finance the Alderwoods acquisition in the fourth quarter of 2006.

Interest expense in 2005 was $36.3 million less than 2004 as a result of less outstanding debt in 2005.

Interest Income

Interest income of $31.2 million in 2006, a $14.5 million increase over 2005, reflects the increase in our cash balance for most of 2006 coupled with an increase in interest rates.

Interest income of $16.7 million in 2005, compared to $13.5 million in 2004, reflects the increase in our cash balance invested in commercial paper, which contributed $7.2 million. This increase was partially offset by $4.5 million of reduced interest income related to a note receivable from our former investment in a United Kingdom company, which was collected in full in 2004.

Loss on Early Extinguishment of Debt

During 2006, we repurchased $139.0 million aggregate principal amount of our 7.7% notes due 2009 in a tender offer in the fourth quarter and prepaid $50.0 million of our term loan in December 2006. As a result of these transactions, we recognized a loss of $17.5 million, which is composed of the redemption premiums paid of $8.2 million and the write-off of unamortized deferred loan costs of $9.3 million.

During 2005, we repurchased $16.6 million aggregate principal amount of our 7.70% notes due 2009 in the open market, and $0.3 million aggregate principal amount of our 6.00% notes due 2005 in the open market. Also during 2005, we redeemed $130.0 million aggregate principal amount of our 6.875% notes due 2007 and $139.3 million aggregate principal amount of our 7.20% notes due 2006, pursuant to a tender offer for such notes. As a result of these transactions, we recognized a loss of $14.3 million, which is comprised of the redemption premiums paid of $12.2 million and the write-off of unamortized debt issuance costs of $2.1 million.

In 2004, we extinguished $200.0 million aggregate principal amount of our 6.00% notes due 2005, pursuant to the Offer to Purchase dated March 24, 2004. We also purchased $8.7 million aggregate principal amount of our 6.00% notes due 2005 in the open market. The holders of $221.6 million of our 6.75% convertible subordinated notes due 2008 converted their holdings to equity in June 2004, pursuant to the terms of the notes. Simultaneously, we exercised our option by redeeming the remaining outstanding $91.1 million of the notes. As a result of these transactions, we recognized a loss on the early extinguishment of debt of $16.8 million.

Other Income, Net

Other income, net was $16.1 million in 2006, compared to $2.3 million in 2005 and $8.7 million in 2004. Key components of other income for the years presented are as follows:

•	Investment income of $10.9 million was received and recognized in 2006 from the redemption of a portion of our ownership interest in our operations in France.

•	Equity income of $1.1 million was recognized in 2006 from our French equity investment.

•	Cash overrides received from a third party insurance provider related to the sale of insurance-funded preneed funeral contracts were $5.6 million in 2006, compared to $6.0 million in 2005 and $6.3 million in 2004.

•	Surety bond premium costs were $4.0 million in 2006, compared to $3.6 million in 2005 and $4.0 million in 2004.

(Provision) Benefit for Income Taxes

The consolidated effective tax rate in 2006 resulted in a provision of 46.0%, compared to a provision of 36.8% in 2005 and a benefit of 6.8% in 2004. The 2006 and 2005 tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions and the 2005 tax rate was partially offset by state net operating loss benefits. The 2004 tax rate was favorably impacted by tax benefits resulting from the disposition of our operations in France and the United Kingdom and from state net operating losses realized in 2004. The tax benefits from dispositions result from differences between book and tax bases and from the reversal of tax liabilities that were then recorded as warranty indemnification liabilities.

Weighted Average Shares

The weighted average number of shares outstanding was 297.4 million in 2006, compared to 306.7 million in 2005 and 344.7 million in 2004. The decrease in all years was mainly due to our share repurchase program, which began in the third quarter of 2004. Additionally, the decrease from 2004 to 2005 was related to the contribution of cash to our 401(k) retirement plan. Effective January 1, 2005, we began contributing cash to fund the Company’s matching contribution to our 401(k) retirement plan and discontinued funding through the use of common stock.

Critical Accounting Policies, Recent Accounting Pronouncements and Accounting Changes

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. See Note 2 to the consolidated financial statements in Item 8 of this Form 10-K. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following is a discussion of our critical accounting policies pertaining to revenue recognition, business combinations, the impairment or disposal of long-lived assets, and the use of estimates.

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

Business Combinations

We apply the principles provided in SFAS 141 when we acquire businesses. Tangible and intangible assets and liabilities assumed are recorded at their fair value and goodwill recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, as defined in SFAS 141, we may adjust our goodwill, assets, or liabilities associated with the acquisition. These changes are disclosed in future reports as they occur.

On November 28, 2006, we completed the acquisition of Alderwoods for $20.00 per share in cash, resulting in a purchase price of $1.2 billion, which includes the refinancing of $357.7 million and the assumption of $2.2 million of Alderwoods’ debt resulting in goodwill of $183.0 million. Alderwoods properties have been substantially integrated into our operations at December 31, 2006. These properties are operated in the same manner as our incumbent properties, under our leadership, and are reported in the appropriate reporting unit (segment) whether funeral or cemetery in our consolidated financial statements. See Part II, Item 8. Financial Statements and Supplementary Data, Note 5 for details related to this acquisition.

Impairment or Disposal of Long-Lived Assets

We test for impairment of goodwill using a two-step approach as prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The first step of our goodwill impairment test compares the fair value of a reporting unit with its carrying amount including goodwill. Reporting units for SCI are the funeral and cemetery segments. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If fair value is less than the carrying amount for a reporting unit, we would perform the second step which is to compare the implied fair value of goodwill (as defined in SFAS 142) to the carrying amount of goodwill. If the carrying amount of a reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair market value of a reporting unit is determined using a calculation based on multiples of revenue and multiples of EBITDA, or earnings before interest, taxes, depreciation, and amortization, of both SCI and its competitors. Based on our impairment tests performed during the fourth quarter using September 30th information, there was no impairment of goodwill at December 31, 2006 or 2005.

We review our other non-goodwill long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell.

In October 2006, we sold our remaining funeral businesses in Singapore for proceeds of approximately $11.6 million of which $1.0 million is due in the second quarter of 2007. Other divestitures in 2006 and assets held for sale at December 31, 2006 resulted in $58.7 million in net losses on dispositions and impairment charges.

In November 2005, we sold 21 cemeteries and six funeral homes to StoneMor Partners LP. In the third quarter of 2005, we committed to a plan to sell these locations and classified these properties as held for sale. Pursuant to our impairment policy under SFAS 144, we recorded an impairment charge of $25.3 million in our cemetery segment and $4.7 million in our funeral segment.

During the second quarter of 2004, we committed to a plan to divest our funeral and cemetery operations in Argentina and Uruguay. Upon this triggering event, we tested these operations for impairment. As a result of this impairment test, we recorded an impairment charge of $15.2 million in our 2004 consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (GAAP) requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. Key estimates used by management, among others, include:

Allowances — We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and at need receivables, as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. We also record an estimate of general agency revenues that may be cancelled in their first year, where the revenue would be charged back by the insurance company. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.

Valuation of trust investments — With the implementation of revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R), as of March 31, 2004, we removed the receivables due from trust assets recorded at cost from our balance sheet and added the actual trust investments recorded at market value. The trust investments include marketable securities that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Where quoted market prices are not available, we obtain estimates of fair value from the managers of the private equity funds, which are based on the market value of the underlying real estate and private equity investments. These market values are based on contract offers for the real estate or the managers’ appraisals of the venture capital funds.

Legal liability reserves — Contingent liabilities, principally for legal liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 15 of the consolidated financial statements, our legal exposures and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

Depreciation of long-lived assets — We depreciate our long-lived assets ratably over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements.

Valuation of assets acquired and liabilities assumed — We apply the principles of SFAS 141 when we acquire businesses. Tangible and intangible assets and liabilities assumed are recorded at their fair value and goodwill recognized for any difference between the price of acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, as defined in SFAS 141, we may adjust our goodwill, assets, or liabilities associated with the acquisition.

Income taxes — Our ability to realize the benefit of certain of our federal and state deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from our current estimates. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States and, therefore, have not provided for deferred federal income taxes on such unremitted foreign earnings.

A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2004 and various state jurisdictions are auditing years through 2005. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals are presented in the balance sheet within Deferred income taxes and Other liabilities.

Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. On January 1, 2004, we changed our method of accounting for gains and losses on pension assets and obligations to recognize such gains and losses in our consolidated statement of operations during the year in which they occur. Therefore, the concept of an expected rate of return on plan assets is not applicable.

Discount rates used to determine pension obligations for our pension plans in 2006 were 5.75% for the SCI SERP, Senior SERP and Directors Plans and 5.5% for all other plans. Discount rates for all plans were 5.75% and 6.00% for the years ended 2005, and 2004, respectively. We determine the discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index. At December 31, 2006, 63% of our plan assets were held as cash and cash equivalents and the remaining 37% of plan assets were invested in equity securities. As of December 31, 2006, the equity securities were invested approximately 56% in U.S. “Large Cap” investments, 22% in international equities and 22% in U.S. “Small Cap” investments. Our current investment objective is to liquidate our plan assets as we have begun the process to terminate these Plans and expect to complete this termination by mid-2007.

A sensitivity analysis of the net periodic benefit cost was modeled to assess the impact that changing discount rates could have on pre-tax earnings. The sensitivity analysis assumes a 0.25% adverse change to the discount rate with all other variables held constant. Using this model, our pre-tax earnings would have decreased by less than $2.0 million, or less than $.01 per diluted share, for the year ended December 31, 2006. See Note 17 to the consolidated financial statements in Item 8 of this Form 10-K for more information related to our pension plans.

Insurance loss reserves — We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverages structured with high deductibles. This high deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages and falling within the deductible of each coverage through the use of qualified and independent actuaries. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness will generally effect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these actuarial evaluations are used to both analyze and adjust our insurance loss reserves.

As of December 31, 2006, reported losses within our retention for workers’ compensation, general liability and auto liability incurred during the period May 1, 1987 through December 31, 2006 were approximately $254.1 million over the 19.5 years. The selected fully developed ultimate settlement value estimated by our independent actuary was $304.1 million for the same period. Paid losses were $236.4 million indicating a reserve requirement of $67.7 million. After considering matters discussed with our independent actuary related to this calculation, we estimated the reserve to be $67.7 million as of December 31, 2006.

At December 31, 2006 and 2005, the balances in the reserve for workers’ compensation, general, and auto liability and the related activity were as follows:

(Dollars in millions)

Balance at December 31, 2004	$47.3
Additions	20.1
Payments	(18.4)

Balance at December 31, 2005	$49.0
Additions	29.2
Acquisition	21.0
Payments	(31.5)

Balance at December 31, 2006	$67.7

Recent Accounting Pronouncements and Accounting Changes

For discussion of recent accounting pronouncements and accounting changes, see Part II, Item 8. Financial Statements and Supplementary Data, Note 3.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information presented below should be read in conjunction with Notes 13 and 14 to the consolidated financial statements in Item 8 of this Form 10-K.

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

We did not enter into any derivatives during 2006 and do not have any derivatives outstanding at December 31, 2006.

At December 31, 2006 and 2005, 82% and 99%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 7.30% and 7.11%, respectively.

At December 31, 2006, approximately 11% of our stockholders’ equity and 7% of our operating income were denominated in foreign currencies, primarily the Canadian dollar. Approximately 4% of our stockholders’ equity and 8% of our operating income were denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2005. We do not have a significant investment in foreign operations that are in highly inflationary economies.

Marketable Equity and Debt Securities — Price Risk

In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2006 are presented in Notes 6, 7, and 8 to the consolidated financial statements in Item 8 of this Form 10-K.

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

We are currently not subject to significant interest rate risk on our outstanding debt as 82% of such debt has fixed rate interest terms. The fair market value of our debt was approximately $43.8 million more than its carrying value at December 31, 2006. A fifty basis point increase in our floating rate risk would increase interest expense by $2 million.

A similar model was used to assess the impact of changes in exchange rates for foreign currencies on the Company’s consolidated statement of operations. At December 31, 2006 and 2005, our foreign currency exposure was primarily associated with the Canadian dollar, the Chilean pesos and the euro. A 10% adverse change in the strength of the U.S. dollar relative to the foreign currency instruments would have negatively affected our income from our continuing operations on an annual basis, by less than $0.7 million for the year ended December 31, 2006 and less than $0.5 million for the year ended December 31, 2005.

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

We have completed integrated audits of Service Corporation International’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006. As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for deferred selling costs related to preneed funeral and cemetery contracts effective January 1, 2005, and its method of accounting for variable interest entities effective March 31, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Alderwoods Group, Inc. (Alderwoods) from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during the fourth quarter of 2006. We have also excluded Alderwoods from our audit of internal control over financial reporting. The total assets and total revenues of Alderwoods represent approximately 13% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2007

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$1,747,295	$1,710,977	$1,825,743
Costs and expenses	(1,402,627)	(1,413,965)	(1,497,396)

Gross profits	344,668	297,012	328,347
General and administrative expenses	(94,900)	(84,834)	(130,884)
Gains (losses) on dispositions and impairment charges, net	(58,683)	(26,093)	25,797

Operating income	191,085	186,085	223,260
Interest expense	(123,399)	(103,733)	(119,293)
Interest income	31,171	16,706	13,453
Loss on early extinguishment of debt	(17,532)	(14,258)	(16,770)
Other income, net	16,124	2,327	8,668

Income from continuing operations before income taxes and cumulative effect of accounting changes	97,449	87,127	109,318
(Provision) benefit for income taxes	(44,845)	(32,036)	8,103

Income from continuing operations before cumulative effect of accounting changes	52,604	55,091	117,421
Income from discontinued operations (net of income tax benefit (provision) of $2,548, $(5,961) and $48,722, respectively)	3,907	4,506	43,833
Cumulative effect of accounting changes (net of income tax benefit of $117,428 and $22,907, respectively)	—	(187,538)	(50,593)

Net income (loss)	$56,511	$(127,941)	$110,661

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting changes	$.18	$.18	$.37
Income from discontinued operations, net of tax	.01	.02	.14
Cumulative effect of accounting changes, net of tax	—	(.62)	(.16)

Net income (loss)	$.19	$(.42)	$.35

Basic weighted average number of shares	292,859	302,213	318,737

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting changes	$.18	$.18	$.36
Income from discontinued operations, net of tax	.01	.01	.13
Cumulative effect of accounting changes, net of tax	—	(.61)	(.15)

Net income (loss)	$.19	$(.42)	$.34

Diluted weighted average number of shares	297,371	306,745	344,675

Dividends declared per share	$.105	$.10	$—

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005
	(In thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$39,880	$446,782
Receivables, net	107,194	97,747
Inventories	39,535	31,254
Current assets of discontinued operations	2,236	—
Current assets held for sale	6,330	—
Other	43,162	37,527

Total current assets	238,337	613,310

Preneed funeral receivables and trust investments	1,516,676	1,226,192
Preneed cemetery receivables and trust investments	1,522,584	1,288,515
Cemetery property, at cost	1,495,248	1,392,727
Property and equipment, at cost, net	1,641,353	950,174
Non-current assets of discontinued operations	371,132	—
Non-current assets held for sale	349,311	—
Goodwill	1,264,272	1,123,888
Deferred charges and other assets	436,545	249,581
Cemetery perpetual care trust investments	893,931	700,382

	$9,729,389	$7,544,769

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$341,173	$231,693
Current maturities of long-term debt	46,176	20,716
Current liabilities of discontinued operations	2,351	—
Current liabilities held for sale	419	—
Income taxes	17,828	20,359

Total current liabilities	407,947	272,768

Long-term debt	1,912,696	1,186,485
Deferred preneed funeral revenues	537,792	535,384
Deferred preneed cemetery revenues	754,193	792,485
Deferred income taxes	177,341	138,677
Non-current liabilities of discontinued operations	311,498	—
Non-current liabilities held for sale	239,800	—
Other liabilities	357,418	326,985
Non-controlling interest in funeral and cemetery trusts	2,548,743	2,015,811
Non-controlling interest in perpetual care trusts	887,186	694,619
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 293,222,114 and 294,808,872 issued and outstanding (net of 10,000 and 48,962,063 treasury shares at par, respectively)	293,222	294,809
Capital in excess of par value	2,135,649	2,182,745
Unearned compensation	—	(3,593)
Accumulated deficit	(906,394)	(962,905)
Accumulated other comprehensive income	72,298	70,499

Total stockholders’ equity	1,594,775	1,581,555

	$9,729,389	$7,544,769

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$56,511	$(127,941)	$110,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	(3,907)	(4,506)	(43,833)
Equity in earnings of unconsolidated subsidiaries	(1,052)	—	—
Loss on early extinguishments of debt	17,532	14,258	16,770
Premiums paid on early extinguishments of debt	(15,725)	(12,186)	(13,817)
Cumulative effect of accounting changes, net of tax	—	187,538	50,593
Depreciation and amortization	96,684	74,866	133,431
Amortization of cemetery property	28,263	27,505	30,183
Provision for doubtful accounts	9,156	8,638	8,433
Provision for deferred income taxes	38,257	24,854	18,283
Losses (gains) on dispositions and impairment charges, net	58,683	26,093	(25,797)
Share based compensation	7,035	2,086	889
Amortization of loan costs	16,328	10,788	10,047
Payments on restructuring charges	(7,646)	(10,723)	(14,000)
Litigation payments	(5,570)	(3,126)	(164,566)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(362)	10,257	37,506
(Increase) decrease in other assets	(7,938)	16,043	(23,391)
Increase in litigation accrual	5,156	370	60,800
(Decrease) increase in payables and other liabilities	(2,547)	15,245	(45,568)
Net effect of preneed funeral production and deliveries:
Decrease in preneed funeral receivables and trust investments	33,064	29,717	44,433
Increase (decrease) in deferred preneed funeral revenue	5,533	110	(14,006)
Decrease in deferred selling cost	—	—	(14,445)
Decrease in funeral non-controlling interest	(29,968)	(24,651)	(36,971)
Net effect of preneed cemetery production and maturities:
Decrease (increase) in preneed cemetery receivables and trust investments	34,018	49,601	(4,339)
Increase (decrease) in deferred preneed cemetery revenue	(28,916)	24,583	(24,459)
Decrease in deferred selling cost	—	—	(55,567)
(Decrease) increase in cemetery non-controlling interest	21,626	(21,203)	55,674
Other	(2,027)	87	(8,936)

Net cash provided by operating activities from continuing operations	322,188	318,303	88,008
Net cash provided by (used in) by operating activities from discontinued operations	2,031	(5,451)	6,148

Net cash provided by operating activities	324,219	312,852	94,156
Cash flows from investing activities:
Capital expenditures	(99,527)	(98,605)	(95,619)
Acquisitions, net of cash acquired	(1,301,359)	—	—
Proceeds from divestitures and sales of property and equipment	83,146	111,500	57,511
Proceeds from dispositions of foreign operations, net of cash retained	—	151,692	330,829
Indemnity payments related to the sale of former funeral operations in France	(386)	(2,105)	(2,401)
Payment of contingent obligations to former owners of acquired business	—	—	(48,749)
Net withdrawals of restricted funds and other	11,025	9,334	51,378

Net cash (used in) provided in investing activities from continuing operations	(1,307,101)	171,816	292,949
Net cash provided by (used in) investing activities from discontinued operations	9,599	(801)	(3,425)

Net cash (used in) provided by investing activities	(1,297,502)	171,015	289,524
Cash flows from financing activities:
Payments of debt	(26,053)	(85,692)	(177,693)
Principal payments on capital leases	(21,346)	(120)	(123)
Proceeds from long-term debt issued	850,000	297,041	241,802
Debt issuance costs	(24,716)	(5,538)	(358)
Early extinguishments of debt	(181,543)	(291,277)	(299,961)
Proceeds from exercise of stock options	5,946	7,834	10,605
Purchase of Company common stock	(27,870)	(225,152)	(110,258)
Payments of dividends	(29,431)	(22,637)	—
Bank overdrafts and other	20,480	(844)	—

Net cash provided by (used in) financing activities from continuing operations	565,467	(326,385)	(335,986)
Net cash used in financing activities from discontinued operations	(254)	—	—

Net cash provided by (used in) financing activities from continuing operations	565,213	(326,385)	(335,986)
Effect of foreign currency	1,168	1,515	660

Net (decrease) increase in cash and cash equivalents	(406,902)	158,997	48,354
Cash and cash equivalents at beginning of period	446,782	287,785	239,431

Cash and cash equivalents at end of period	$39,880	$446,782	$287,785

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
			Treasury	Capital in			Comprehensive
	Outstanding	Common	Stock, Par	Excess of	Unearned	Accumulated	(Loss)
	Shares	Stock	Value	Par Value	Compensation	Deficit	Income	Total
	(In thousands, except per share amounts)
Balance at December 31, 2003	302,040	$304,509	$(2,469)	$2,274,664	$—	$(945,625)	$(114,749)	$1,516,330
Comprehensive income:
Net income						110,661		110,661
Other comprehensive income:
Foreign currency translation							(9,242)	(9,242)
Minimum pension liability adjustment, net							36,636	36,636
Reclassification for translation adjustments realized in net income, net							49,006	49,006

Total other comprehensive income								76,400
Total comprehensive income								187,061
Common Stock:
Stock option exercises and other	2,756	2,756		8,406				11,162
Tax benefit from stock options exercised				2,482				2,482
Contributions to employee 401(k)	2,692	2,000	692	15,435				18,127
Debenture conversions	32,034	32,034		185,120				217,154
Restricted stock award, net of forfeitures	428	428		2,483	(2,911)			—
Restricted stock amortization					889			889
Purchase of Company common stock	(16,725)		(16,725)	(93,533)				(110,258)

Balance at December 31, 2004	323,225	341,727	(18,502)	2,395,057	(2,022)	(834,964)	(38,349)	1,842,947

Comprehensive income:
Net loss						(127,941)		(127,941)
Other comprehensive income:
Foreign currency translation							7,260	7,260
Reclassification for translation adjustments realized in net income, net							101,588	101,588

Total other comprehensive income								108,848
Total comprehensive loss								(19,093)
Dividends on common stock ($.10 per share)				(30,052)				(30,052)
Common Stock:
Stock option exercises and other	2,044	2,044		6,183				8,227
Tax benefit from stock options exercised				2,592				2,592
Restricted stock award, net of forfeitures	496		496	3,161	(3,657)			—
Restricted stock amortization					2,086			2,086
Purchase of Company common stock	(30,956)		(30,956)	(194,196)				(225,152)

Balance at December 31, 2005	294,809	$343,771	$(48,962)	$2,182,745	$(3,593)	$(962,905)	$70,499	$1,581,555

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (Continued)

							Accumulated
							Other
			Treasury	Capital in			Comprehensive
	Outstanding	Common	Stock, Par	Excess of	Unearned	Accumulated	(Loss)
	Shares	Stock	Value	Par Value	Compensation	Deficit	Income	Total
	(In thousands, except per share amounts)
Comprehensive income:
Net income						56,511		56,511
Other comprehensive income:
Foreign currency translation							1,039	1,039
Unrealized loss on available-for-sale securities							(3,731)	(3,731)
Reclassification for translation adjustments realized in net income, net							5,114	5,114

Total other comprehensive income								2,422
Total comprehensive income								58,933
Adjustment for initial adoption of FAS 158							(623)	(623)
Dividends on common stock ($.105 per share)				(30,764)				(30,764)
Common Stock:
Stock option exercises	1,403	1,403		4,542				5,945
Reclassification of unearned compensation for restricted stock				(3,593)	3,593			—
Retirement of treasury shares		(51,942)	51,942					—
Restricted stock award, net of forfeitures and other	430		430	134				564
Employee share-based compensation earned				7,035				7,035
Purchase of Company common stock	(3,420)		(3,420)	(24,450)				(27,870)

Balance at December 31, 2006	293,222	$293,232	$(10)	$2,135,649	$—	$(906,394)	$72,298	$1,594,775

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

We are a provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. We also own a minority interest in funeral operations of an entity in France. Additionally, we own Kenyon International Emergency Services (Kenyon), a subsidiary that specializes in providing disaster management services in mass fatality incidents as well as training, planning, and Crisis Communications Consulting Services. Kenyon’s results are included in our funeral operations segment. As part of the Alderwoods transaction, we acquired an insurance business for which we have commended a plan to divest The operations of this business are presented as discontinued operations in our consolidated statement of operations and as assets and liabilities of discontinued operations on our consolidated balance sheet..

Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral related merchandise, including caskets, burial vaults, cremation receptacles, flowers, and other ancillary products and services, is sold at funeral service locations. Cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery related merchandise and services, including stone and bronze memorials, markers, casket and cremation memorialization products, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be provided in the future.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of Service Corporation International (SCI) and all majority-owned subsidiaries. These statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts, and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

We apply the principles provided in Statement of Financial Accounting Standard (SFAS) 141 when we acquire businesses. Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, as defined in SFAS 141, we may adjust goodwill, assets, or liabilities associated with the acquisition.

On November 28, 2006, we completed the acquisition of Alderwoods Group, Inc. (Alderwoods) for $20.00 per share in cash, resulting in a purchase price of $1.2 billion, which includes the refinancing of $357.7 million and the assumption of $2.2 million of Alderwoods’ debt. Alderwoods properties have been substantially integrated into our operations at December 31, 2006. These properties are operated in the same manner as our incumbent properties, under our leadership, and are reported in the appropriate reporting unit (segment) whether funeral or cemetery in our consolidated financial statements. For further information related to this acquisition, see Note 5.

Reclassifications

Certain reclassifications have been made to prior years to conform to current period presentation with no effect on our consolidated financial position, results of operations, or cash flows.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2006, the majority of the Company’s cash was invested in commercial paper.

Accounts Receivables and Allowance for Doubtful Accounts

Our trade receivables primarily consist of amounts due for funeral services already performed. We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. Atneed funeral and cemetery receivables are considered past due after 30 days. Collections are managed by the locations until a receivable is 180 days delinquent at which time it is written off and sent to a collection agency. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.

Inventories and Cemetery Property

Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are primarily relieved using specific identification in performance of a contract.

Property and Equipment, Net

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Property is depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation expense related to property and equipment was $84.0 million, $60.7 million and $60.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense in 2006 includes $19.1 million expense related to capital leases on certain transportation assets that were classified as operating leases in prior years. See Note 15 of these consolidated financial statements. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations in the period of sale or disposal.

Leases

We have lease arrangements primarily related to funeral service locations and transportation equipment which were primarily classified as capital leases at December 31, 2006. Lease terms related to funeral home properties generally range from one to 35 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions in our calculation. For more information related to leases, see Note 15 to these consolidated financial statements.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases is recorded as goodwill. Goodwill is tested annually for impairment or as otherwise required by assessing the fair value of each of our reporting units. As of December 31, 2006, our funeral segment reporting unit includes assets in North America and Germany. Our cemetery segment reporting unit includes assets in North America. The acquisition of Alderwoods resulted in an increase in goodwill to both our funeral and cemetery segments.

We test for impairment of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) annually during the fourth quarter using information as of September 30.

We test for impairment of goodwill using a two-step approach as prescribed in SFAS 142. The first step of our goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. Our reporting units are the funeral and cemetery segments. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If fair value is less than the carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in SFAS 142) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair market value of a reporting unit is determined using a calculation based on multiples of revenue and multiples of EBITDA, or earnings before interest, taxes, depreciation and amortization, of both SCI and its competitors. Based on the impairment tests performed during the fourth quarter using September 30 information, we concluded that there was no impairment of goodwill at December 31, 2006 or 2005. See Note 10 of these consolidated financial statements.

Other Intangible Assets

Our intangible assets include cemetery customer relationships, trademarks and tradenames, and other assets primarily resulting from the acquisition of Alderwoods. Our trademark, tradename, and water rights assets are considered to have an indefinite life and are not subject to amortization; rather, such assets are tested annually, and as otherwise needed, for impairment. Our preneed deferred revenue intangible asset is relieved using specific identification in performance of a contract. We amortize all other intangible assets on a straight-line basis over their estimated useful lives of 10-20 years.

Impairment or Disposal of Long-Lived Assets

We review our other definite-lived long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell.

Treasury Stock

We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We use the average cost method upon the subsequent reissuance of treasury shares. On

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 8, 2006, we cancelled 51.9 million shares of common stock held in our treasury. These retired treasury shares were changed to authorized but unissued status.

Foreign Currency Translation

All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included in stockholders’ equity as a component of Accumulated other comprehensive income in the consolidated statement of stockholders’ equity and balance sheet.

The functional currency of SCI and its subsidiaries is the respective local currency. The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other income, net in the consolidated statement of operations. We do not operate in countries which are considered to have hyperinflationary economies.

Funeral Operations

Revenue is recognized when the funeral services are performed and funeral merchandise is delivered. Our funeral trade receivables consist of amounts due for services already performed and merchandise delivered. An allowance for doubtful accounts is provided based on historical experience. We sell price guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of preneed funeral contracts are deferred until such time that the funeral services are performed. Allowances for customer cancellations are based upon historical experience. Sales taxes collected are recognized on a net basis.

Pursuant to state or provincial law, all or a portion of the proceeds from funeral merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered and services performed. See Note 6 to the consolidated financial statements regarding preneed funeral activities.

Cemetery Operations

Revenue associated with sales of cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Our cemetery trade receivables consist of amounts due for services already performed and merchandise already delivered. An allowance for doubtful accounts has been provided based on historical experience. Revenue associated with sales of preneed cemetery interment rights is recognized in accordance with the retail land sales provisions of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until 10% of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed. Allowances for customer cancellations for preneed cemetery contracts are based upon historical experience. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. For services and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered. Sales taxes collected are recognized on a net basis

Pursuant to state or provincial law, all or a portion of the proceeds from cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds. Investment earnings from these trusts are distributed to us regularly, are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn.

Costs related to the sale of property interment rights include the property and construction costs specifically identified by project. At the completion of the project, construction costs are charged to expense in the same period revenue is recognized. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered and when services are performed. See Note 7 to the consolidated financial statements regarding preneed cemetery activities.

Income Taxes

Income taxes are computed using the liability method. Deferred taxes are provided on all temporary differences between the financial bases and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realization exists. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States and, therefore, have not provided for deferred federal income taxes on such unremitted foreign earnings. For more information related to income taxes, see Note 11 to the consolidated financial statements.

Equity Investments

We maintain certain equity interests in international operations as a result of our strategy to dispose of all or a majority interest of our international operations outside of North America. At December 31, 2006 and 2005, we owned a minority investment of 25% in AKH Luxco S.C.A. in France. We account for our minority interest equity investments in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. We have not presented summarized financial information of the investee as it is not material to our consolidated financial position, results of operations, or cash flows.

3.	Recent Accounting Pronouncements and Accounting Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which were deferred under previous pension accounting rules. SFAS 158 also modifies the requirements for the timing of reports and disclosures. SFAS 158 provides recognition and disclosure elements that are effective for us during the year ended December 31, 2006 and measurement date elements that will be effective for us during the year ended December 31, 2008. We have initiated the process to terminate our cash balance plan in 2007. We adopted SFAS 158 effective December 31, 2006 and as a result we reclassed $0.6 million of unamortized prior service costs from Other long-term liabilities to Accumulated other comprehensive income.

Effective January 1, 2004, we changed our accounting for gains and losses on our pension plan assets and obligations. We now recognize pension gains and losses in our consolidated statement of operations as such gains and losses are incurred. Prior to the adoption of this change, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe the new method of accounting better reflects the economic nature of our pension plans and recognize gains and losses on the pension plan assets and liabilities in the year the gains or losses occur. As a result of this accounting change, we recognized a cumulative effect charge of $36.6 million (net of tax) as of January 1, 2004. This amount represented accumulated unrecognized net losses related to the pension plan assets and liabilities. Under the new accounting policy, we record net pension expense or

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income reflecting estimated returns on plan assets and obligations for our interim financial statements, and recognized actual gains and losses on plan assets and obligations for the full-year (annual) financial statements as actuarial information becomes available upon review of the annual remeasurement. See Note 17 to these consolidated financial statements for additional information on pensions.

In September 2006, SFAS No. 157, “Fair Value Measurements” (SFAS 157) was issued, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008 for us. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 are effective beginning January 1, 2007 for us. We are currently evaluating the impact of adopting EITF 06-5 on our consolidated financial statements.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 became effective beginning November 15, 2006 for us. The impact of SAB 108 in the future will depend on the nature and extent of any prior year misstatements, but as of the adoption date, SAB 108 had no impact to our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation requires companies to use a prescribed model for assessing the financial statement recognition and measurement of all tax positions taken or expected to be taken in its tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings (or as an adjustment to goodwill, in the case of uncertain tax positions acquired in our recent Alderwoods merger). Additional guidance from the FASB on FIN 48 is forthcoming regarding the ultimate settlement of a tax audit, and such guidance may impact the amount we record upon our adoption of FIN 48. In addition, we are still evaluating the uncertain tax positions acquired in our recent Alderwoods merger. As a result, we continue to evaluate the effects of adopting this standard.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for us). The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Effective January 1, 2005, we changed our method of accounting for direct selling costs related to the acquisition of preneed funeral and preneed cemetery contracts. Prior to this change, we capitalized these direct selling costs and amortized them in proportion to the revenue recognized. Under the new method of accounting, we expense direct selling costs as incurred. We believe the new method is preferable because it better reflects the economics of our business. We recorded a cumulative effect charge of $187.5 million, net of tax of $117.4 million. If we had not changed our method of accounting for direct selling costs as described above, net income for the year ended December 31, 2005 would have been approximately $10.5 million or $.03 per basic and diluted share higher than currently reported. Pro forma net income for the year ended December 31, 2004, reflecting our new policy to expense selling costs as incurred, would have been $101.3 million of $0.31 per diluted share.

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”. This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

In December 2003, the FASB revised FIN 46. Under the provisions of FIN 46R, we are required to consolidate certain cemeteries and trust assets in our financial statements. Merchandise and service trusts and cemetery perpetual care trusts are considered variable interest entities because the trusts meet the conditions of paragraphs 5(a) and 5(b)(1) of FIN 46R. FIN 46R requires that we consolidate merchandise and service trusts and cemetery perpetual care trusts for which we are the primary beneficiary (i.e., those for which we absorb a majority of the trusts’ expected losses). We are the primary beneficiary of a trust whenever a majority of the assets of the trust are attributable to deposits of customers.

We implemented FIN 46R on March 31, 2004 and reclassed relevant amounts from “Deferred Preneed Funeral/Cemetery Revenues” to “Non-Controlling Interest in Trust” on the balance sheet. Prior to the implementation, we operated certain cemeteries in Michigan which we managed but did not own. During our evaluation of FIN 46R, we evaluated these cemeteries to determine whether such cemeteries were within the scope of FIN 46R. The investment capital of these cemeteries was financed by us in exchange for a long-term sales, accounting, and cash management agreement. In accordance with this agreement, we receive the majority of the cash flows from these cemeteries. Additionally, we absorb the majority of these cemeteries’ expected losses and receive a majority of the cemeteries’ residual returns. As a result, we concluded that we were the primary beneficiary of these cemeteries and that the long-term sales, accounting, and cash management agreement is a variable interest as defined by FIN 46R. Given the circumstances above, we consolidated such cemeteries as of March 31, 2004. We recognized an after tax charge of $14.0 million, representing the cumulative effect of an accounting change, as a result of consolidating these cemeteries. The results of operations and cash flows of these cemeteries are included in our consolidated statements of operations and cash flows beginning March 31, 2004. Excluding the cumulative effect of accounting change, the effect of consolidating these entities does not have a significant impact on our reported results of operations.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Share-Based Compensation

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

Prior to January 1, 2006, we accounted for share-based payments using the intrinsic value recognition method prescribed by APB 25. Because all of our stock options were granted at market value on the date of each grant, no stock-based compensation expense related to stock options was reflected in net income prior to adopting SFAS 123R.

Under the modified-prospective transition method, we recognize compensation expense on a straight-line basis in our consolidated financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after December 31, 2005, as well as for any awards that were granted prior to December 31, 2005 for which requisite service will be provided after December 31, 2005. The compensation expense on awards granted prior to December 31, 2005 is recognized using the fair values determined for the pro forma disclosures on stock-based compensation included in prior filings. The amount of compensation expense recognized on awards that were not fully vested at the date of SFAS 123R adoption excludes the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. Further, we assume no forfeitures on restricted shares granted prior to the adoption of SFAS 123R due to the nature of the employees to whom the shares were granted; thus, we recorded no cumulative effect of accounting change upon the adoption of SFAS 123R.

Stock Benefit Plans

We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key employees. Our Amended 1996 Incentive Plan reserves 24,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other stock based awards to officers and key employees.

The benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted only once each year, or upon hire, as approved by the compensation committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant is approved by the compensation committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the compensation committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the period during which the restrictions lapse. At December 31, 2006 and December 31, 2005, 2,615,487 and 4,856,459 shares, respectively, were reserved for future option and restricted stock grants under these stock benefit plans.

At the adoption of SFAS 123R, 1,959,283 options were outstanding with alternative vesting methods. These shares were fully vested prior to the implementation of SFAS 123R and, as such, compensation expense for these options is not included in our consolidated statement of operations for the year ended December 31, 2006. As of December 31, 2006, 1,868,163 of these options remain outstanding. No additional options with alternative vesting methods were granted during the year ended December 31, 2006.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on implied volatilities from traded options on our stock and the historical volatility of our stock price. The decrease in expected volatility from the year ended December 31, 2005 to the year ended December 31, 2006 is primarily the result of a lower implied volatility. The dividend yield and the expected holding period are both based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions based on the methods described above for the years ended December 31, 2006, 2005, and 2004:

	Twelve Months Ended December 31,
Assumptions	2006	2005	2004

Dividend yield	1.3%	1.5%	0.0%
Expected volatility	37.9%	43.3%	63.8%
Risk-free interest rate	4.5%	3.7%	4.0%
Expected holding period	5.6 years	5.5 years	8.0 years

As a result of the adoption of SFAS 123R, Income from continuing operations before income taxes was reduced by $4.0 million, Income from continuing operations and Net income were both reduced by $2.2 million, and basic and diluted earnings per share were both reduced by $.01 for the year ended December 31, 2006.

Results for the years ended December 31, 2005 and 2004 have not been restated to reflect the impact of compensation expense for our stock option plans. If, prior to January 1, 2006, we had elected to recognize compensation expense for our stock option plans, based on the fair value of awards at the grant dates, Net (loss) income and (Loss) income per share would have changed for the years ended December 31, 2005 and 2004 by the following pro forma amounts:

	2005	2004
	(In thousands, except
	per share amounts)

Net (loss) income, as reported	$(127,941)	$110,661
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax benefit	(1,767)	(3,220)

Pro forma net (loss) income	$(129,708)	$107,441

Basic (loss) income per share:
Net (loss) income, as reported	$(.42)	$.35
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax benefit	(.01)	(.01)

Pro forma basic (loss) income per share	$(.43)	$.34

Diluted (loss) income per share:
Net (loss) income, as reported	$(.42)	$.34
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax benefit	(.01)	(.01)

Pro forma diluted (loss) income per share	$(.43)	$.33

Prior to the implementation of SFAS 123R, we amortized stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, we recognize costs on new option grants to such retirement-eligible employees immediately upon grant, consistent

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the retirement vesting acceleration provisions of these grants. If we had historically computed stock-based compensation cost for these employees under this accelerated method, $0.4 million or less than $.01 per diluted share of after-tax compensation cost would have been accelerated and cumulatively included in the pro forma expense above for the year ended December 31, 2005. The tax benefit associated with this additional compensation expense would have been $0.2 million for the year ended December 31, 2005.

The following table shows a summary of information with respect to stock option and restricted share compensation for 2006 and restricted share compensation for 2005 and 2004, which are included in our consolidated statement of operations for those respective periods:

	December 31,
	2006	2005	2004
	(In thousands)

Total pretax share-based compensation expense included in net income (loss)	$7,035	$2,086	$889
Income tax benefit (expense) related to share-based compensation included in net income (loss)	$3,198	$782	$(61)

Stock Options

The following table sets forth stock option activity for the year ended December 31, 2006:

(Shares reported in whole numbers and not in thousands)

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2005	24,250,429	$9.21

Granted	1,614,650	8.24
Exercised	(1,414,123)	4.27
Forfeited	(22,300)	6.88
Expired	(1,897,340)	28.99

Outstanding at December 31, 2006	22,531,316	$7.79

Exercisable at December 31, 2006	19,984,931	$7.79

As of December 31, 2006, the aggregate intrinsic value for stock options outstanding and exercisable was $88.3 million and $81.9 million, respectively. Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2006:

(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Price	December 31, 2006	Contractual Life	Exercise Price	December 31, 2006	Exercise Price

$ 0.00 - 4.00	6,919,032	2.0	$3.43	6,919,032	$3.43
4.01 - 6.00	4,160,000	3.0	4.99	4,160,000	4.99
6.01 - 9.00	6,160,069	3.9	7.13	3,613,684	6.70
9.01 - 15.00	2,898,003	0.6	13.73	2,898,003	13.73
15.01 - 21.00	2,285,160	0.6	19.18	2,285,160	19.18
21.01 - 38.00	109,052	0.7	31.16	109,052	31.16

$ 0.00 - 38.00	22,531,316	2.4	$7.79	19,984,931	$7.79

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information pertaining to option activity during the years ended December 31 was as follows:

	2006	2005	2004

Weighted average grant-date fair value of stock options granted (valued using Black-Scholes model)	$3.11	$2.71	$4.68
Total fair value of stock options vested	$1,987	$6,003	$69,155
Total intrinsic value of stock options exercised	$6,448	$7,523	$7,271

We calculated our historical pool of windfall tax benefits by comparing the book expense for individual stock grants and the related tax deduction for options granted after January 1, 1995. Adjustments were made to exclude windfall tax benefits that were not realized due to our net operating loss position. Upon completion of this calculation, we determined an additional paid in capital pool of $2.1 million. Our additional paid in capital as of December 31, 2006 was $2.0 million

For the year ended December 31, 2006, cash received from the exercise of stock options was $5.9 million. As of December 31, 2006, the unrecognized compensation expense related to stock options of $3.9 million is expected to be recognized over a weighted average period of 1.5 years.

Restricted Shares

Restricted shares awarded under the Amended 1996 Incentive Plan were 359,900 in 2006 and 498,800 in 2005. The weighted average fair market value per share at the date of grant for shares granted during 2006 and 2005 was $8.24 and $6.90, respectively. The fair market value of the stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2006, unrecognized compensation expense of $3.3 million related to restricted shares, which is recorded in Capital in excess of par value on the balance sheet, is expected to be recognized over a weighted average period of 1.4 years. Prior to the implementation of SFAS 123R, we recorded this compensation as Unrecognized compensation on the balance sheet. We recognized compensation cost of $3.0 million in the year ended December 31, 2006 related to the restricted shares of this Plan. During the years ended December 31, 2005 and 2004, we recognized compensation cost of $2.1 million and $0.9 million, respectively, related to the restricted shares of this Plan.

Restricted share activity was as follows:

(Shares reported in whole numbers)

		Weighted-Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested restricted shares at December 31, 2005	779,850	$6.87
Granted	359,900	$8.24
Vested	(341,807)	$6.85
Forfeited	(2,767)	$6.80

Nonvested restricted shares at December 31, 2006	795,176	$7.50

5.	Alderwoods Acquisition

On November 28, 2006, we acquired all of the outstanding common stock of Alderwoods Group, Inc. (Alderwoods) for $20.00 per share in cash, resulting in a purchase price of approximately $1.2 billion, which includes the refinancing of $357.7 million and the assumption of $2.2 million of Alderwoods’ debt. Included in our results of operations for the year ended December 31, 2006 are the results of Alderwoods’ operations from the date of acquisition through December 31, 2006.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition of Alderwoods creates a stronger company with the benefits of increased size and scale, enabling us to serve a number of new, complementary areas;

•	the acquisition of Alderwoods’ preneed backlog of deferred revenues enhances our long-term stability; and

•	combining the two companies’ operations provides significant synergies and related cost savings.

The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon the consideration of an outside appraisal of the fair value of Alderwoods’ assets and from information obtained from the accounting systems of Alderwoods. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, as defined in SFAS 141, we may adjust goodwill, assets, or liabilities associated with the acquisition. The following table summarizes, based on the year-end preliminary purchase price allocation, the fair values of the assets acquired and liabilities assumed as of November 28, 2006:

(In thousands)

Current assets	$58,746
Cemetery property	207,995
Property and equipment, net	675,334
Preneed funeral and cemetery receivables and trust investments	897,593
Intangible assets	169,847
Deferred charges and other assets	406,024
Goodwill	183,038

Total assets acquired	2,598,577
Current liabilities	115,098
Long-term debt	9,997
Deferred preneed funeral and cemetery revenues and non-controlling interest in trusts	893,493
Other liabilities	316,509

Total liabilities assumed	1,335,097

Net assets acquired	$1,263,480

The allocation of the purchase price, as reflected above, has not been adjusted for planned divestitures as described in Note 21.

Goodwill, land and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by SFAS 142. Of the $183.0 million in goodwill recognized, $22.6 million was allocated to our cemetery segment

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $160.4 million was allocated to our funeral segment. None of this goodwill is deductible for tax purposes. The $169.8 million in identified intangible assets consists of the following:

	Useful life	Fair Value
		(In thousands)

Asset
Preneed customer relationships related to insurance claims	10 years	$16,900
Referral relationships	10-20 years	16,400
Preneed deferred revenue	10-14 years	87,147
Trade names	Indefinite	40,000
Licenses and permits	Indefinite	2,600
Water rights	Indefinite	6,800

Total intangible assets		$169,847

The following unaudited pro forma summary presents information as if the merger had occurred as of January 1, 2005:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
	(In thousands, except per share amounts)

Revenue	$2,353,051	$2,368,754
Income from continuing operations before cumulative effects of accounting change	15,505	64,341
Net income (loss)	22,450	(117,704)
Income from continuing operations before cumulative effects of accounting change per share
Basic	.05	.21
Diluted	.05	.21
Net income (loss) per share
Basic	.08	(.39)
Diluted	.08	(.39)

6.	Preneed Funeral Activities

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings and customer receivables related to unperformed, price-guaranteed preneed funeral contracts. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts after the contract is performed. We deposited $77.7 million, $72.0 million, and $46.8 million into and withdrew $109.8 million, $97.1 million, and $65.2 million from trusts during the years ended December 31, 2006, 2005, and 2004, respectively. Cash flows from preneed funeral contracts are presented as operating cash flows in our consolidated statement of cash flows.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Preneed funeral receivables and trust investments in our consolidated balance sheet at December 31 are as follows:

	2006	2005
	(In thousands)

Trust investments, at market	$1,329,922	$1,046,958
Receivables from customers	224,740	204,180

	1,554,662	1,251,138
Allowance for cancellation	(37,986)	(24,946)

Preneed funeral receivables and trust investments	$1,516,676	$1,226,192

An allowance for contract cancellation is estimated based on historical experience. Upon cancellation of a trust funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment returns. Therefore, when realized or unrealized losses of a trust result in preneed funeral contracts being insufficient to meet contingent customer withdrawals, we assess such contracts to determine whether a loss provision should be recorded. No such loss provisions were required to be recognized as of December 31, 2006 or 2005.

Preneed funeral receivables and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered.

The activity in Preneed funeral receivables and trust investments for the years ended December 31 is as follows:

	2006	2005	2004
	(In thousands)

Beginning balance — Preneed funeral receivables and trust investments	$1,226,192	$1,267,784	$1,080,108
Net sales	121,287	132,157	104,259
Cash receipts from customers	(110,438)	(109,879)	(94,522)
Deposits to trust	77,691	71,961	67,527
Acquisitions (dispositions) of businesses, net	256,138	(17,257)	(9,323)
Net undistributed investment earnings	82,007	27,140	39,479
Maturities and distributed earnings	(130,852)	(131,651)	(122,212)
Change in cancellation allowance	(532)	(10,714)	2,593
Sale of debt associated with certain trust investments	—	(31,800)	—
Adoption of FIN 46R	—	—	225,964
Effect of foreign currency and other	(4,817)	28,451	(26,089)

Ending balance — Preneed funeral receivables and trust investments	$1,516,676	$1,226,192	$1,267,784

The cost and market values associated with funeral trust investments at December 31, 2006 and 2005 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of funeral trust investments, which in the aggregate

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented 102% of the related cost basis of such investments as of December 31, 2006, was based primarily on quoted market prices at December 31, 2006 and 2005. We assess our trust investments for other-than-temporary declines in fair value, as defined in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, on a quarterly basis. Any impairment charges taken as a result of other-than-temporary declines in fair value are recognized as investment losses and offset by interest income related to non-controlling interest in funeral trust investments in other income in our Consolidated Statements of Operations. As a result of our most recent reviews at December 31, 2006 and 2005, we recorded no adjustments to cost for the unrealized losses related to certain private equity and other investments. See Note 9 to the consolidated financial statements for further information related to non-controlling interest in funeral trust investments.

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Cash and cash equivalents	$235,178	$—	$—	$235,178
Fixed income securities:
U.S. Treasury	72,280	1,648	(278)	73,650
Foreign government	86,770	608	(471)	86,907
Corporate	4,844	132	(44)	4,932
Mortgage-backed	4,390	116	(43)	4,463
Insurance-backed	203,709	—	—	203,709
Equity securities:
Preferred stock	714	47	(5)	756
Common stock	328,672	22,425	(2,698)	348,399
Mutual funds:
Equity	124,154	12,896	(539)	136,511
Fixed income	212,302	8,561	(2,254)	218,609
Private equity and other	76,783	3,202	(14,313)	65,672

Trust investments	$1,349,786	$49,635	$(20,645)	$1,378,786

Less: Assets associated with businesses held for sale				(48,864)

				$1,329,922

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Cash and cash equivalents	$61,369	$—	$—	$61,369
Fixed income securities:
U.S. Treasury	93,152	2,675	(988)	94,839
Foreign government	81,842	466	(616)	81,692
Corporate	7,749	263	(67)	7,945
Mortgage-backed	89,971	3,312	(1,238)	92,045
Insurance-backed	207,887	—	—	207,887
Asset-backed and other	869	32	(12)	889
Equity securities:
Common stock	299,118	13,818	(4,157)	308,779
Mutual funds:
Equity	69,070	10,322	(772)	78,620
Fixed income	83,030	1,474	(1,259)	83,245
Private equity and other	34,019	641	(5,012)	29,648

Trust investments	$1,028,076	$33,003	$(14,121)	$1,046,958

Market value as of a percentage of cost				102%

Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at December 31, 2006 are estimated as follows:

Market
(In thousands)

Due in one year or less	$125,942
Due in one to five years	61,649
Due in five to ten years	90,679
Thereafter	95,391

$373,661

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have determined that unrealized losses in the funeral trust investments at both December 31, 2006 and 2005 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. We believe that none of the securities are other than temporarily impaired based on an analysis of the investments as well as our discussions with trustees, money managers and consultants. Our funeral trust investment unrealized losses, their durations and the fair market value as of December 31, 2006, are shown in the following table.

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Fixed income securities:
U.S. Treasury	399	(4)	8,212	(274)	8,611	(278)
Foreign government	10,340	(288)	9,639	(183)	19,979	(471)
Corporate	22		1,856	(44)	1,878	(44)
Mortgage-backed	91	(1)	1,826	(42)	1,917	(43)
Equity securities:
Preferred stock	9	—	130	(5)	139	(5)
Common stock	4,991	(67)	65,846	(2,631)	70,837	(2,698)
Mutual funds:
Equity	14,713	(55)	10,728	(484)	25,441	(539)
Fixed income	18,581	(151)	76,803	(2,103)	95,384	(2,254)
Private equity and other	6,599	(1,068)	35,745	(13,245)	42,344	(14,313)

Total temporarily impaired securities	$55,745	$(1,634)	$210,785	(19,011)	$266,530	$(20,645)

During the year ended December 31, 2006, purchases and sales of available-for-sale securities included in trust investments were $646.7 million and $862.5 million, respectively. These sale transactions resulted in $83.4 million and $36.7 million of realized gains and realized losses, respectively, for the year ended December 31, 2006. During the year ended December 31, 2005, purchases and sales of available-for-sale securities included in trust investments were $835.0 million and $1,036.0 million, respectively. These sale transactions resulted in $56.6 million and $19.5 million of realized gains and realized losses, respectively for the year ended December 31, 2005. During the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities included in trust investments were $951.7 million and 1,019.1 million, respectively. These sale transactions resulted in $89.5 million and $56.9 million of realized gains and losses, respectively, for the nine months ended December 31, 2004. We use the first in, first out (FIFO) method to determine the cost of funeral trust available-for-sale securities sold during the period.

Earnings from all trust investments are recognized in current funeral revenues when the service is performed, merchandise is delivered, or upon cancellation of the amount we are entitled to retain. Recognized earnings (realized and unrealized) related to these trust investments were $35.1 million, $37.8 million, and $35.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Deferred Preneed Funeral Revenues

At December 31, 2006 and 2005, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral service revenues, including distributed trust investment earnings associated with unperformed trust funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when the service is performed or merchandise is delivered. Future funeral

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts.

The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31:

	2006	2005	2004
	(In thousands)

Beginning balance — Deferred preneed funeral revenues, net	$535,384	$540,794	$1,464,218
Net sales	107,291	129,459	97,611
Acquisitions (dispositions) of businesses, net	25,758	(18,253)	(19,014)
Net investment earnings	76,127	22,783	37,219
Recognized deferred preneed revenues	(136,376)	(157,861)	(138,820)
Change in cancellation allowance	(7,815)	(5,539)	(6,179)
Change in non-controlling interest	(52,512)	8,167	179,459
Effect of foreign currency and other	(10,065)	15,834	(28,547)
Adoption of FIN 46	—	—	(1,045,153)

Ending balance — Deferred preneed funeral revenues, net	$537,792	$535,384	$540,794

Insurance-Funded Preneed Funeral Contracts

Not included in the consolidated balance sheet are insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Prior to the adoption of FIN 46R on March 31, 2004, the net amount of these contracts was included in Preneed funeral receivables and trust investments with a corresponding liability in Deferred preneed funeral revenues. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

7.	Preneed Cemetery Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise or services are needed. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust, remove the corresponding amount from Deferred preneed cemetery revenues, and record the amount into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts when the contract is performed. We deposited $117.5 million, $114.3 million, and $104.3 million into and withdrew $88.7 million, $128.2 million, and $90.9 million from the trusts during the years ended December 31, 2006, 2005, and 2004, respectively. Cash flows from preneed cemetery contracts are presented as operating cash flows in our consolidated statement of cash flows.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Trust investments, at market	$1,236,446	$982,755
Receivables from customers	384,428	406,087
Unearned finance charges	(54,704)	(64,915)

	1,566,170	1,323,927
Allowance for cancellation	(43,586)	(35,412)

Preneed cemetery receivables and trust investments	$1,522,584	$1,288,515

The activity in Preneed cemetery receivables and trust investments for the years ended December 31 is as follows:

	2006	2005	2004
	(In thousands)

Beginning balance — Preneed cemetery receivables and trust investments	$1,288,515	$1,399,778	1,068,216
Net sales including deferred and recognized revenue	324,713	334,615	337,710
Acquisitions (dispositions) of businesses, net	155,224	(65,112)	(21,531)
Net investment earnings	107,760	27,229	32,869
Cash receipts from customers, net of refunds	(381,688)	(368,234)	(385,350)
Deposits to trust	117,518	114,303	128,536
Maturities, deliveries, and associated earnings	(88,673)	(128,196)	(120,216)
Change in cancellation allowance	890	3,696	17,772
Sale of debt associated with certain trust investments	—	(27,367)	—
Adoption of FIN 46R	—	—	323,803
Effect of foreign currency and other	(1,675)	(2,197)	17,969

Ending balance — Preneed cemetery receivables and trust investments	$1,522,584	$1,288,515	$1,399,778

The cost and market values associated with the cemetery merchandise and service trust investments at December 31, 2006 and 2005 are detailed below.

Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate alternative investments). The fair market value of cemetery trust investments, which in the aggregate represented 105% of the related cost basis of such investments as of December 31, 2006, was based primarily on quoted market prices at December 31, 2006 and 2005. We assess our trust investments for other-than-temporary declines in fair value, as defined in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” on a quarterly basis. Any impairment charges taken as a result of other-than-temporary declines in fair value are recognized as investment losses and offset by interest income related to non-controlling interest in cemetery trust investments in other income in our Consolidated Statements of Operations. As a result of our most recent reviews at December 31, 2006 and 2005, we recorded no adjustments for the unrealized losses related to certain private equity

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other investments. See Note 9 to the consolidated financial statements for further information related to non-controlling interest in cemetery trust investments.

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Cash and cash equivalents	$258,365	$—	$—	$258,365
Fixed income securities:
U.S. Treasury	61,785	4,195	(2,147)	63,833
Foreign government	25,187	745	(30)	25,902
Corporate	5,223	398	(32)	5,589
Equity securities:
Preferred stock	2,054	158	(12)	2,200
Common stock	300,188	26,726	(1,756)	325,158
Mutual funds:
Equity	208,396	28,309	(729)	235,976
Fixed income	374,636	21,204	(3,039)	392,801
Private equity and other	32,501	516	(7,869)	25,148

Trust investments	$1,268,335	$82,251	$(15,614)	$1,334,972

Less: Assets associated with businesses held for sale				(98,526)

				$1,236,446

	December 31, 2005
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Cash and cash equivalents	$89,493	$—	$—	$89,493
Fixed income securities:
U.S. Treasury	121,291	6,928	(1,030)	127,189
Foreign government	21,456	899	(30)	22,325
Corporate	13,171	766	(114)	13,823
Mortgage-backed	173,214	10,023	(1,534)	181,703
Asset-backed and other	2,329	136	(20)	2,445
Equity securities:
Common stock	286,325	19,623	(2,530)	303,418
Mutual funds:
Equity	133,817	22,124	(822)	155,119
Fixed income	65,921	2,002	(1,021)	66,902
Private equity and other	23,707	4	(3,373)	20,338

Trust investments	$930,724	$62,505	$(10,474)	$982,755

Market value as a percentage of cost				106%

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at December 31, 2006 are estimated as follows:

Market
(In thousands)

Due in one year or less	$18,514
Due in one to five years	23,642
Due in five to ten years	33,677
Thereafter	19,491

$95,324

We have determined that unrealized losses in the cemetery trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. We believe that none of the securities are other than temporarily impaired based on an analysis of the investments as well as discussions with trustees, money managers and consultants. Our cemetery trust investment unrealized losses, their durations and their fair market value as of December 31, 2006, are shown in the following table.

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Fixed income securities:
U.S. Treasury	$187	$(2)	$15,796	$(2,145)	$15,983	$(2,147)
Foreign government	1,139	(5)	4,364	(25)	5,503	(30)
Corporate	18	—	1,383	(32)	1,401	(32)
Equity securities:
Preferred stock	7	—	528	(12)	535	(12)
Common stock	1,025	(9)	75,466	(1,747)	76,491	(1,756)
Mutual funds:
Equity	17,479	(61)	22,308	(668)	39,787	(729)
Fixed income	43,930	(462)	108,388	(2,577)	152,318	(3,039)
Private equity and other	3,454	—	19,817	(7,869)	23,271	(7,869)

Total temporarily impaired securities	$67,239	$(539)	$248,050	$(15,075)	$315,289	$(15,614)

During the year ended December 31, 2006, purchases and sales of available-for-sale securities included in trust investments were $772.9 million and $990.1 million, respectively. These sale transactions resulted in $100.3 million and $47.3 million of realized gains and realized losses, respectively, for the year ended December 31, 2006. During the year ended December 31, 2005, purchases and sales of available-for-sale securities included in trust investments were $916.0 million and $1.0 billion, respectively. These sale transactions resulted in $67.7 million and $21.5 million of realized gains and realized losses, respectively for year ended December 31, 2005. During the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities included in trust investments were $837.9 million and $829.3 million, respectively. These transactions resulted in $81.0 million and $62.4 million of realized gains and realized losses, respectively, for the nine months ended December 31, 2004. We use the FIFO method to determine the cost of cemetery trust available-for-sale securities sold during the period.

Earnings from all trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered or upon cancellation of the amount we are entitled to retain. Recognized earnings

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(realized and unrealized) related to these trust investments were $15.0 million, $13.0 million, and $7.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Preneed Cemetery Revenues

At December 31, 2006 and 2005, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when the service is performed or merchandise delivered. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Non-controlling interest in funeral and cemetery trusts.

The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2006	2005	2004
	(In thousands)

Beginning balance — Deferred preneed cemetery revenues	$792,485	$803,144	$1,551,187
Net preneed and atneed deferred sales	311,077	308,202	256,635
Acquisitions (dispositions) of businesses, net	(12,073)	(68,378)	(17,636)
Net investment earnings	103,587	27,260	35,748
Recognized deferred preneed revenues	(320,076)	(315,663)	(269,771)
Change in cancellation allowance	2,711	6,140	(12,946)
Change in non-controlling interest	(129,180)	27,889	(74,902)
Effect of foreign currency and other	5,662	3,891	(29)
Adoption of FIN 46R	—	—	(665,142)

Ending balance — Deferred preneed cemetery revenues	$754,193	$792,485	$803,144

8.	Cemetery Perpetual Care Trusts

We are required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As the primary beneficiary of the trusts, we consolidate the perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in perpetual care trusts. We deposited $22.5 million, $21.3 million, and $16.1 million into trusts and withdrew $43.3 million, $28.1 million, and $24.5 million from trusts during the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), respectively. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our consolidated statement of cash flows.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and market values associated with trust investments held in perpetual care trusts at December 31, 2006 and 2005 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of perpetual care trusts, which in the aggregate represented 104% of the related cost basis of such investments as of December 31, 2006, was based primarily on quoted market prices at December 31, 2006 or 2005. We assess our trust investments for other-than-temporary declines in fair value, as defined in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, on a quarterly basis. Any impairment charges taken as a result of other-than-temporary declines in fair value are recognized as investment losses and offset by interest income related to non-controlling interest in perpetual care trust investments in other income in our Consolidated Statements of Operations. As a result of our most recent reviews at December 31, 2006 and 2005, we did not record an adjustment to cost for the years ended December 31, 2006 or 2005. See Note 9 to the consolidated financial statements for further information related to non-controlling interest in perpetual care trust investments.

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Cash and cash equivalents	$167,464	$—	$—	$167,464
Fixed income securities:
U.S. Treasury	11,557	655	(117)	12,095
Foreign government	28,738	952	(101)	29,589
Corporate	24,067	1,255	(13)	25,309
Mortgage-backed	639	2	(8)	633
Equity securities:
Preferred stock	7,931	557	(1)	8,487
Common stock	86,945	8,806	(115)	95,636
Mutual funds:
Equity	61,498	5,077	(212)	66,363
Fixed income	481,267	24,048	(1,431)	503,884
Private equity and other	38,424	2,446	(2,170)	38,700

Perpetual care trust investments	$908,530	$43,798	$(4,168)	$948,160

Less: Assets associated with businesses held for sale				(54,229)

				$893,931

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

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

We have determined that unrealized losses in the perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. We believe that none of the securities are other than temporarily impaired based on an analysis of the investments as well as our

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussions with trustees, money managers and consultants. Our perpetual care trust investment unrealized losses, their durations and fair market values as of December 31, 2006, are shown in the following table.

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Fixed income securities:
U.S. Treasury	$37	$(1)	$5,362	$(116)	$5,399	$(117)
Foreign government	4,738	(44)	6,527	(57)	11,265	(101)
Corporate	—	—	1,132	(13)	1,132	(13)
Mortgage-backed	—	—	502	(8)	502	(8)
Equity securities:
Preferred stock	—	—	10	(1)	10	(1)
Common stock	18	(1)	411	(114)	429	(115)
Mutual funds:
Equity	238	(3)	2,205	(209)	2,443	(212)
Fixed income	81,634	(379)	33,409	(1,052)	115,043	(1,431)
Private equity and other	4,419	(154)	13,430	(2,016)	17,849	(2,170)

Total temporarily impaired securities	$91,084	$(582)	$62,988	$(3,586)	$154,072	$(4,168)

Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at December 31, 2006 are estimated as follows:

Market
(In thousands)

Due in one year or less	$18,384
Due in one to five years	21,036
Due in five to ten years	12,401
Thereafter	15,805

$67,626

During the year ended December 31, 2006, purchases and sales of available-for-sale securities in the perpetual care trust were $915.9 million and $1.1 billion, respectively. These sale transactions resulted in $40.9 million and $26.7 million of realized gains and realized losses, respectively. During the year ended December 31, 2005, purchases and sales of available-for-sale securities in the perpetual care trusts were $920.0 million and $970.3 million, respectively. These sales transactions resulted in $19.1 million and $9.7 million of realized gains and realized losses, respectively. During the nine months ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R), purchases and sales of available-for-sale securities in the perpetual care trusts were $754.5 million and $771.8 million, respectively. These sales transactions resulted in $34.4 million and $9.1 million of realized gains and losses, respectively. We use the FIFO method to determine the cost of perpetual care trusts available-for-sale securities sold during the period.

Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $42.1 million, $26.4 million, and $32.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts

Non-Controlling Interest in Funeral and Cemetery Trusts

We consolidate in our balance sheet the merchandise and service trusts associated with our preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, us or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries.

Non-Controlling Interest in Perpetual Care Trusts

The Non-controlling interest in perpetual care trusts reflected in the consolidated balance sheet represents the cemetery perpetual care trusts, net of the accrued expenses and other long-term liabilities of the perpetual care trusts.

The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts in our consolidated balance sheet at December 31, 2006 and 2005 are detailed below.

	December 31, 2006			December 31, 2006
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)

Trust investments, at market value	$1,329,922	$1,236,446	$2,566,368	$893,931
Less: Accrued trust operating payables, deferred taxes and other	(6,052)	(11,573)	(17,625)	(6,745)

Non-controlling interest	$1,323,870	$1,224,873	$2,548,743	$887,186

	December 31, 2005			December 31, 2005
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)

Trust investments, at market value	$1,046,958	$982,755	$2,029,713	$700,382
Less: Accrued trust operating payables, deferred taxes and other	(5,054)	(8,848)	(13,902)	(5,763)

Non-controlling interest	$1,041,904	$973,907	$2,015,811	$694,619

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income, Net

The components of Other income, net in our consolidated statement of operations for the years ended December 31, 2006 and 2005 are detailed below. See notes 6 through 8 to the consolidated financial statements for further discussion of the amounts related to the funeral, cemetery and perpetual care trusts.

	Year Ended December 31, 2006
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net(1)	Total
	(In thousands)

Realized gains	$83,350	$100,326	$40,934	$—	$224,610
Realized losses	(36,653)	(47,256)	(26,675)	—	(110,584)
Interest, dividend and other ordinary income	22,614	36,337	30,881	—	89,832
Trust expenses and income taxes	(8,492)	(12,989)	(2,148)	—	(23,629)

Net trust investment income	60,819	76,418	42,992	—	180,229
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(60,819)	(76,418)	—	—	(137,237)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(42,992)	—	(42,992)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	16,124	16,124

Total other income, net	$—	$—	$—	$16,124	$16,124

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net(1)	Total
	(In thousands)

Realized gains	$56,560	$67,732	$19,088	$—	$143,380
Realized losses	(19,503)	(21,506)	(9,718)	—	(50,727)
Interest, dividend and other ordinary income	19,894	23,458	29,999	—	73,351
Trust expenses and income taxes	(11,924)	(13,419)	(8,650)	—	(33,993)

Net trust investment income	45,027	56,265	30,719	—	132,011
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(45,027)	(56,265)	—	—	(101,292)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(30,719)	—	(30,719)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	2,327	2,327

Total other income, net	$—	$—	$—	$2,327	$2,327

	Year Ended December 31, 2004
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net(1)	Total
	(In thousands)

Realized gains	$89,500	$80,987	$34,430	$—	$204,917
Realized losses	(56,852)	(62,368)	(9,092)	—	(128,312)
Interest, dividend and other ordinary income	13,709	18,622	26,456	—	58,787
Trust expenses and income taxes	(5,775)	(7,422)	(7,282)	—	(20,479)

Net trust investment income	40,582	29,819	44,512	—	114,913
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(40,582)	(29,819)	—	—	(70,401)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(44,512)	—	(44,512)

Total non-controlling interest	—	—	—	—	—
Other income	—	—	—	8,668	8,668

Total other income, net	$—	$—	$—	$8,668	$8,668

(1)	Amounts included within Other income, net primarily relate to investment income from the redemption of convertible preferred equity certificates, foreign currency gains and losses, and override commissions from a third party insurance company.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Goodwill

The changes in the carrying amounts of goodwill for our funeral and cemetery segments are as follows:

	Funeral	Cemetery
	Segment	Segment	Total
	(In thousands)

Balance as of December 31, 2004	$1,166,657	$2,383	$1,169,040
Reduction of goodwill related to dispositions	(46,785)	(2,507)	(49,292)
Effect of foreign currency and other	4,016	124	4,140

Balance as of December 31, 2005	1,123,888	—	1,123,888
Increase in goodwill related to acquisitions	165,308	22,606	187,914
Reduction of goodwill related to dispositions	(48,605)	—	(48,605)
Effect of foreign currency and other	1,075	—	1,075

Balance as of December 31, 2006	$1,241,666	$22,606	$1,264,272

11.	Income Taxes

The provision or benefit for income taxes includes U.S. federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

Income from continuing operations before income taxes and cumulative effects of accounting changes for the years ended December 31 is as follows:

	2006	2005	2004
	(In thousands)

United States	$85,928	$71,311	$66,155
Foreign	11,521	15,816	43,163

	$97,449	$87,127	$109,318

Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2006	2005	2004
	(In thousands)

Current:
United States	$2,522	$2,328	$(27,916)
Foreign	8,236	1,384	2,316
State and local	(4,170)	3,470	(786)

	$6,588	$7,182	$(26,386)
Deferred:
United States	$33,114	$38,128	$10,662
Foreign	(1,982)	5,704	10,311
State and local	7,125	(18,978)	(2,690)

	$38,257	$24,854	$18,283

	$44,845	$32,036	$(8,103)

We made income tax payments on continuing operations of approximately $15.8 million, $6.6 million, and $10.8 million, excluding income tax refunds of $11.4 million, $29.5 million, and $2.6 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2006	2005	2004
	(In thousands)

Computed tax provision at the applicable federal statutory income tax rate	$34,108	$30,494	$39,207
State and local taxes, net of federal income tax benefits	1,921	(10,081)	(2,259)
Dividends received deduction and tax exempt interest	(686)	(133)	(588)
Foreign jurisdiction differences	(1,343)	(105)	(893)
Write down of assets and other losses with no tax benefit	1,471	558	(6,915)
Tax provision (benefit) associated with dispositions	9,508	11,799	(34,297)
Other	(134)	(496)	(2,358)

Provision (benefit) for income taxes	$44,845	$32,036	$(8,103)

Total effective tax rate	46.0%	36.8%	(7.4)%

Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2006	2005
	(In thousands)

Inventories and cemetery property, principally due to purchase accounting adjustments	$353,797	$382,391
Property and equipment, principally due to differences in depreciation methods and purchase accounting adjustments	—	33,724
Goodwill, principally due to amortization methods	14,016	40,541
Accrued liabilities	46,120	—
Receivables, principally due to sales of cemetery interment rights and related products	128,247	—
Other	176,468	—

Deferred tax liabilities	718,648	456,656

Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	(258,692)	(147,764)
Property and equipment, principally related to book-tax differences in depreciation methods and purchase accounting adjustments	(75,461)	—
Accrued liabilities	—	(14,771)
Receivables, principally due to sales of cemetery interment rights and related products	—	(27,123)
Other	—	(27,642)
Loss and tax credit carry-forwards	(273,778)	(126,364)

Deferred tax assets	(607,931)	(343,664)

Valuation allowance	70,547	34,829

Net deferred income taxes	$181,264	$147,821

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain deferred tax liabilities related to our ability to utilize U.S. Federal operating loss carry-forwards have been reclassified from their respective individual components to directly reduce the loss carry-forward deferred tax asset with no change to net deferred income taxes. This reclassification has been applied to the current and prior year amounts to assist in comparability. The 2006 increase in valuation allowance is due to a $5.5 million increase in valuation on tax losses in foreign jurisdictions and a $30.3 million increase in valuation allowance on state operating losses attributable mostly to the Alderwoods acquisition. At December 31, 2006, the loss and credit carryforward tax assets and associated valuation allowances by jurisdiction are as follows:

	Federal	State	Foreign	Total
	(In thousands)

Loss and tax credit carryforwards	$152,700	$104,328	$16,750	$273,778
Valuation allowance	$2,595	$57,397	$10,555	$70,547

Current refundable income taxes and current deferred tax assets are included in Other current assets, while long-term deferred tax assets are included in Deferred charges and other assets in the consolidated balance sheet. Current taxes payable and current deferred tax liabilities are reflected as Income taxes in the consolidated balance sheet and long-term tax liabilities are included in Other liabilities in the consolidated balance sheet. The Company has tax receivables of $8.3 million and $17.3 million at December 31, 2006 and December 31, 2005, respectively. We have multi-jurisdictional long-term tax liabilities of $104.9 million and $104.9 million at December 31, 2006 and December 31, 2005, respectively.

At December 31, 2006 and 2005, U.S. income taxes had not been provided on $71.9 million and $34.6 million, respectively, of the remaining undistributed earnings of foreign subsidiaries since we intend not to remit these earnings. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States and, therefore, has not provided for U.S. income taxes on such earnings. The amount at December 31, 2005 included $6.2 million of undistributed earnings related to our former Singapore operations, which were sold in October 2006.

A number of years may elapse before particular tax matters, for which we have established accruals, are audited and ultimately resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2002 and various state jurisdictions are auditing years through 2004. In Spain and France, the Taxing authorities are auditing various tax returns. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. It is reasonably possible that certain of these audits will be settled in 2007 or 2008. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in our future years’ consolidated financial statements. Our tax accruals are presented in the balance sheet within Deferred income taxes and Other liabilities.

Various subsidiaries have foreign, federal and state carry-forwards of $2.5 billion with expiration dates through 2025. We believe that some uncertainty exists with respect to future realization of certain loss carry-forwards, therefore a valuation allowance has been established for those carry-forwards where uncertainty exists. The valuation allowance is primarily attributable to state net operating losses and is due to complexities of the various state laws restricting state net operating loss utilization.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loss carry-forwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)

2006	4,916	29,660	3	34,579
2007	$2,161	$14,648	$452	$17,261
2008	889	21,701	341	22,931
2009	942	21,209	6,604	28,755
2010	813	22,059	387	23,259
2011	154	21,231	74	21,459
Thereafter	496,328	1,798,409	26,478	2,321,215

Total	$506,203	$1,928,917	$34,339	$2,469,459

12.	Debt

Debt as of December 31, 2006 and 2005 was as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

7.2% notes due June 2006	—	10,698
6.875% notes due October 2007	13,497	13,497
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	202,588	341,635
7.875% debentures due February 2013	55,627	55,627
7.375% senior notes due October 2014	250,000	—
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
7.625% senior notes due October 2018	250,000	—
Term loan due 2009	100,000	—
Series A and Series B senior notes due November 2011	200,000	—
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	9,925	22,213
Obligations under capital leases	113,484	11,425
Mortgage notes and other debt, maturities through 2050	26,304	29,588
Unamortized pricing discounts and other	(7,553)	(22,482)

Total debt	1,958,872	1,207,201
Less current maturities	(46,176)	(20,716)

Total long-term debt	$1,912,696	$1,186,485

Our consolidated debt had a weighted average interest rate of 7.30% and 7.11% at December 31, 2006 and 2005, respectively. Approximately 82% and 99% of the total debt had a fixed interest rate at December 31, 2006 and 2005, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate maturities of debt for the five years subsequent to December 31, 2006 are as follows:

2006
(In thousands)

2007	$46,176
2008	221,888
2009	317,742
2010	36,136
2011	220,194
2012 and thereafter	1,116,736

$1,958,872

Bank Credit Facility

We entered into a new five-year $450 million bank credit facility in November 2006 with a syndicate of financial institutions, comprised of a $300 million revolving credit facility and a $150 million term loan facility, including a sublimit of $175 million for letters of credit. The term loan was funded under the credit facility, and will accrue at 2-month LIBOR plus 2.0% (7.35% at December 31, 2006). We prepaid $50 million of the term loan in December 2006. The $300 million revolving credit facility was not funded in 2006.

The bank credit facility matures in November 2011. As of December 31, 2006, we have used the facility to support $61.1 million of letters of credit. The credit facility provides us with flexibility for working capital cash, if needed and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $61.1 million at December 31, 2006. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, certain cash distribution and share repurchase restrictions. As of December 31, 2006, we were in compliance with all of our debt covenants. Interest rates for the outstanding borrowings are based on various indices as determined by management. We also pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.

Debt Issuances and Additions

On November 28, 2006, in connection with the closing of the Alderwoods acquisition, SCI issued $200.0 million of privately placed debt securities, consisting of $50.0 million of Floating Rate Series A Senior Notes due October 2011 and $150.0 million of Floating Rate Series B Notes due October 2011. Interest on these privately placed debt securities will accrue at the rate of 6-month LIBOR plus 2.0% (7.37% at December 31, 2006) and will be payable quarterly in arrears.

On October 3, 2006, we completed a private offering of $500.0 million aggregate principal unsecured senior notes, consisting of $250.0 million aggregate principal of 7.375% Senior Notes due 2014 and $250.0 million aggregate principal of 7.625% Senior Notes due 2018. The proceeds from this offering were held in escrow pending consummation of the Alderwoods acquisition. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. During the fourth quarter of 2006, we completed the required registration statement and exchanged publicly held registered notes for the unregistered Notes.

On June 15, 2005, we issued $300.0 million in an unregistered offering of senior unsecured 7.00% notes due 2017, which pay interest semi-annually beginning December 15, 2005. We used the net proceeds, together with available cash, to purchase existing indebtedness pursuant to the tender offer described in Debt Extinguishments

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Reductions. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. We are entitled to redeem the notes at any time by paying a make-whole premium. Under the terms of the issuance of the unregistered notes, we have an obligation to register the notes with the Securities and Exchange Commission (SEC). Because we did not file the related SEC registration statement within the required time period, we incurred an aggregate incremental interest expense of $2.7 million and $0.3 million during the years ended December 31, 2006 and 2005, respectively. During the fourth quarter of 2006, we filed the required registration statement and consummated an exchange offer for the unregistered Notes.

Debt Extinguishments and Reductions

In the fourth quarter of 2006, we purchased $139.0 million aggregate principal amount of our outstanding 7.70% notes due 2009 in a tender offering. As a result of this transaction, we recognized a loss of $17.5 million recorded in Loss on early extinguishment of debt, in our consolidated statement of operations. Also in the fourth quarter of 2006, we redeemed $11.3 million aggregate principal amount of our debentures associated with the acquisitions of various locations. These transactions resulted in no recognized gain or loss.

During the second quarter of 2006, our 7.2% notes matured, and we made a payment consisting of $10.7 million in principal and $0.4 million in interest to the debtholders and redeemed $1.0 million aggregate principal amount of our debentures associated with the acquisition of various locations. These transactions resulted in no recognized gain or loss.

In the first quarter of 2005, we purchased $7.1 million aggregate principal amount of our 7.70% notes due 2009 in the open market. As a result of this transaction, we recognized a loss of $1.2 million recorded in Loss on early extinguishment of debt, in our consolidated statement of operations. In the second quarter of 2005, we purchased an additional $9.5 million aggregate principal amount of our 7.70% notes due 2009, and $0.3 million aggregate principal amount of our 6.00% notes due 2005 in the open market. Also in the second quarter of 2005, we redeemed $130.0 million aggregate principal amount of our 6.875% notes due 2007 and $139.3 million aggregate principal amount of our 7.20% notes due 2006 pursuant to a tender offer for such notes. These transactions resulted in a recognized loss of $13.1 million recorded in Loss on early extinguishment of debt. Loss on early extinguishment of debt for 2005 is comprised of the redemption premiums paid of $12.2 million and the write-off of unamortized debt issuance costs of $2.1 million. In the fourth quarter of 2005, we redeemed $5.1 million aggregate principal amount of our debentures associated with the acquisitions of various locations. These transactions resulted in no recognized gain or loss.

On December 15, 2005, as required by the terms of the agreement, we repaid the remaining $63.5 million of the 6.00% notes due 2005.

On April 15, 2004, as required by the terms of the agreement, we repaid the remaining $111.2 million of the 7.375% notes due 2004.

On April 22, 2004, we extinguished $200.0 million aggregate principal amount of the 6.00% notes due 2005, pursuant to the Offer to Purchase, dated March 24, 2004. We paid $214.2 million to the tendering holders, including a premium and accrued interest. As a result of the transaction, we recognized a loss on the early extinguishment of debt of $10.8 million, recorded in Loss on early extinguishment of debt, in our consolidated statement of operations. In early May 2004, we also purchased $8.7 million aggregate principal amount of the 6.00% notes due 2005 in the open market. As a result of these transactions, we recognized a loss of $0.3 million recorded in (Loss) gain on early extinguishment of debt, in our consolidated statement of operations.

The holders of $221.6 million of our 6.75% convertible subordinated notes due 2008 converted their holdings to equity on June 22, 2004, pursuant to the terms of the notes. We paid $7.5 million in accrued interest to the holders. Simultaneously, we exercised our option by redeeming the remaining outstanding $91.1 million of the notes. We paid a total of $97.6 million, including interest and premiums, to the holders of the redeemed notes and recognized a

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.6 million loss on the early extinguishment of debt, recorded in (Loss) gain on early extinguishment of debt, in our consolidated statement of operations.

Capital Leases

In 2006, we acquired $126.4 million of transportation equipment using capital leases, of which $102.3 million was classified as operating leases in prior periods. See additional information regarding these leases in Note 15 of these consolidated financial statements.

Additional Debt Disclosures

At December 31, 2006 and 2005, we had deposited $10.1 million and $12.1 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. This restricted cash is included in Deferred charges and other assets in our consolidated balance sheet. Unamortized pricing discounts, totaling $4.2 million and $14.6 million at December 31, 2006 and 2005, respectively, primarily relate to our September 2002 exchange offering of the 7.7% notes due in 2009.

We had assets of approximately $6.9 million and $12.7 million pledged as collateral for the mortgage notes and other debt at December 31, 2006 and 2005, respectively.

Cash interest payments for the three years ended December 31 were, in thousands, as follows:

2006	$104,789
2005	$95,678
2004	$112,399

Cash interest payments in 2006 include $6.4 million of bridge financing costs related to the Alderwoods acquisition.

Cash interest payments forecasted as of December 31, 2006 for the five years subsequent to December 31, 2006 are, in thousands, as follows:

2007	$141,069
2008	$139,609
2009	$127,513
2010	$112,522
2011	$112,973
2012 and thereafter	$549,653

13.	Derivatives

We occasionally participate in hedging activities using a variety of derivative instruments, including interest rate swap agreements, cross-currency swap agreements, and forward exchange contracts. These instruments are used to hedge exposure to risk in the interest rate and foreign exchange rate markets. We have documented policies and procedures to monitor and control the use of derivative transactions, which may only be executed with a limited group of creditworthy financial institutions. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.

During the third quarter of 2005, we hedged an 8.2 billion Chilean pesos (CLP) income tax receivable at a forward price of 541 on June 30, 2006. At December 31, 2005, we marked-to-market the income tax receivable and the hedge liability at the spot rate of 514.14. For additional information regarding this matter, see Note 21 to these consolidated financial statements.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2004, we executed certain forward exchange contracts, having an aggregate notional value of EUR 0.2 million and a corresponding notional value of $300.0 million, to hedge our net foreign investment in France. Upon receipt of the net proceeds from the transaction, we settled these derivative instruments and recorded a gain of $8.9 million in Other comprehensive income (loss) in the consolidated statement of stockholders’ equity, which was then recognized pursuant to the sale of our operations in France in Gains (losses) on dispositions and impairment charges, net, in the consolidated statement of operations.

We also executed certain forward exchange contracts during the first half of 2004, having an aggregate notional value of GBP 22.4 million and a corresponding notional value of $41.3 million, relating to the ultimate sale of our minority investment in and the repayment of our note receivable from a funeral and cemetery company in the United Kingdom. On April 8, 2004, we received the expected proceeds and settled these derivative instruments, recognizing a gain of $0.2 million, which was recorded in Other income, net in the consolidated statement of operations during the year ended December 31, 2004.

We were not a party to any derivative instruments at December 31, 2006.

14.	Credit Risk and Fair Value of Financial Instruments

Fair Value Estimates

The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral contracts and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The carrying value of other notes receivable approximates the fair value. At December 31, 2006 and 2005, notes receivable included in Receivables, net totaled $6.1 million and $16.1 million, respectively, and those included in Deferred charges and other assets in the consolidated balance sheet totaled $28.0 million and $21.6 million, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our debt at December 31 was as follows:

	2006	2005
	(In thousands, except
	per share data)

7.2% notes due 2006	$—	$10,698
6.875% notes due 2007	13,571	13,632
6.5% notes due 2008	195,975	198,412
7.7% notes due 2009	210,185	360,852
7.875% debentures due 2013	58,408	58,965
7.375% senior notes due 2014	260,625	—
6.75% notes due 2016	248,438	246,250
7.0% notes due 2017	302,625	301,500
7.625% senior notes due 2018	263,125	—
Term loan	100,000	—
Floating rate series A and series B senior notes	200,000	—
Obligations under capital leases	113,484	11,400
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	9,925	22,102
Mortgage notes and other debt, maturities through 2050	26,304	29,613

Total fair value of debt	$2,002,665	$1,253,424

The fair values of our long-term, fixed rate and convertible debt securities were estimated using market conditions for those securities or for other securities having similar terms and maturities. Mortgage notes and other debt have been reported at face value because of the diverse terms and conditions and non-trading nature of these notes.

Credit Risk Exposure

Our cash deposits, some of which exceed insured limits, are distributed among various market and national banks in the jurisdictions in which we operate. In addition, we regularly invest excess cash in financial instruments which are not insured, such as money-market funds and Eurodollar time deposits, that are offered by a variety of reputable financial institutions and commercial paper that is offered by corporations with quality credit ratings. We believe that the credit risk associated with such instruments is minimal.

We grant credit to customers in the normal course of business. The credit risk associated with funeral, cemetery and preneed funeral and preneed cemetery receivables due from customers is generally considered minimal because of the diversification of the customers served. Furthermore, bad debts have not been significant relative to the volume of deferred revenues. Customer payments on preneed funeral or preneed cemetery contracts that are either placed into state regulated trusts or used to pay premiums on life insurance contracts generally do not subject us to collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

15.	Commitments and Contingencies

Leases

Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease term. Rental expense for these leases was $24.5 million, $54.2 million, and $67.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, future minimum lease payments for non-cancelable operating and capital leases exceeding one year are as follows:

	Operating	Capital
	(In thousands)

2007	$12,211	$28,124
2008	11,354	23,532
2009	10,624	18,725
2010	9,130	39,920
2011	7,755	6,844
2012 and thereafter	62,948	33,609

Subtotal	114,022	150,754
Less: Subleases	(1,096)	—

Total	$112,926	$150,754

Less: Interest on capital leases		(38,418)

Total principal payable on capital leases		$112,336

In order to eliminate the variable interest rate risk in our operating margins and to improve the transparency of our financial statements, we amended certain of our transportation lease agreements in the first quarter of 2006. Based on the amended terms, these leases are classified as capital leases beginning in the first quarter of 2006 and are presented as such in the table above.

Management, Consulting and Non-Competition Agreements

We have entered into management, employment, consulting and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2006, the maximum estimated future cash commitment under agreements with remaining commitment terms was as follows:

	Employment	Consulting	Non-Competition	Total
	(In thousands)

2007	$2,309	$2,262	$12,371	$16,942
2008	1,389	1,479	5,274	8,142
2009	402	1,448	2,006	3,856
2010	60	371	1,526	1,957
2011	43	46	1,138	1,227
2012 and thereafter	361	228	3,073	3,662

Total	$4,564	$5,834	$25,388	$35,786

Representations and Warranties

As of December 31, 2006, we have contingent obligations of $35.4 million resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $9.0 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that it will ultimately be

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to fund to third parties claims against these representations and warranties above the carrying value of the liability.

In March 2004, we disposed of our funeral operations in France to a newly formed, third party company. As a result of this sale, we recognized $35.8 million of contractual obligations related to representations, warranties, and other indemnifications in accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” During 2006, we paid $0.4 million to settle certain tax and litigation matters. The remaining obligation of $23.8 million at December 31, 2006 represents the following:

					Carrying
			Maximum Potential		Value as of
	Contractual		Amount of Future		December 31,
	Obligation	Time Limit	Payments		2006
	(In thousands)				(In thousands)

Tax reserve liability	$18,610	December 31, 2007	€30 million		$10,000
Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor		(1)	4,358
Employee litigation provision	6,512	One month after expiration of the statutory period of limitations		(2)	6,512
VAT taxes	3,882	One month after expiration of the statutory period of limitations		(1)	3,882
Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor		(2)	3,381

Total	$40,150				$28,133

Less: Deductible of majority equity owner	(4,382)				(4,382)

	$35,768				$23,751

(1)	The potential maximum exposure for these two items combined is €20.0 million or $26.4 million at December 31, 2006.

(2)	The potential maximum exposure for these two items combined is €40.0 million or $52.8 million at December 31, 2006.

Litigation

We are a party to various litigation matters, investigations and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. We intend to defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.

Conley Investment Counsel v. Service Corporation International, et al; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the “2003 Securities Lawsuit”). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits — Edgar Neufeld v. Service Corporation International, et al; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et. al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et. al.; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants SCI and several of SCI’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and gravesites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. Since the action is in its preliminary stages, no discovery has occurred, and we cannot quantify our ultimate liability, if any, for the payment of damages.

Maria Valls, Pedro Valls and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does; Case No. 23693CA08; In the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5, 2005, and named a subsidiary of SCI as a defendant. An amended complaint was filed on May 31, 2006. Plaintiffs have requested that the court certify this matter as a class action. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court dismissed plaintiffs’ class action allegations; however, the dismissal is without prejudice to plaintiffs’ right to attempt to replead such claims. The plaintiffs are seeking monetary damages and have reserved the right to seek leave from the court to claim punitive damages. The plaintiffs are also seeking injunctive relief. Since the action is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages. We have also met with representatives of other families who may pursue burial practices claims related to this cemetery.

David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory appeal pending in the El Paso Court of Appeals, No. 08-05-00182-CV, and a mandamus proceeding pending in the Texas Supreme Court, No. 06-0385 (collectively, the “Hijar Lawsuit”). The Hijar Lawsuit involves a state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from SCI or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (“Rules”) required SCI to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The Plaintiffs seek to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” SCI denies that the plaintiffs have standing to sue for violations of the Texas Occupations Code or the Rules, denies that plaintiffs have standing to sue for violations under the relevant regulations and statutes, denies that any breaches of contractual terms occurred, and on other grounds denies liability on all of the plaintiffs’ claims. SCI denies that the Hijar Lawsuit satisfies the requirements for class certification.

In May 2004, the trial court heard summary judgment cross-motions filed by SCI and Plaintiff Hijar (at that time, the only plaintiff). The trial court granted Hijar’s motion for partial summary judgment and denied SCI’s

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the certification appeal the court of appeals heard oral arguments on April 4, 2006. On July 27, 2006, the court of appeals issued an opinion holding that the plaintiffs do not have a private right of action for monetary damages under the relevant regulations and statutes. The opinion concludes that the plaintiffs do not have standing to assert their claims for monetary damages on behalf of themselves or the class. The court of appeals therefore reversed the trial court’s order certifying a class, rendered judgment against the plaintiffs on their claims for damages, and remanded the remaining general individual claims for injunctive relief back to the trial court (without opining on the merits of those claims) for further handling consistent with the court’s opinion. Plaintiffs filed a motion for rehearing on August 11, 2006. On January 11, 2007, in response to the motion, the court of appeals issued a substitute opinion in which the court revised a portion of its discussion but reached the same result (i.e., reversing and rendering against the plaintiffs on their damages claims, and remanding for consideration of the remaining claims for injunctive relief).

In the mandamus proceeding, the court of appeals denied the mandamus petition in January 2006, and denied rehearing on March 15, 2006. SCI filed a petition for writ of mandamus in the Supreme Court of Texas, which on September 11, 2006 requested full briefing on the merits. SCI filed its brief on the merits on November 10, 2006; plaintiffs filed their brief on the merits on November 30, 2006; and SCI filed its reply on the merits on December 15, 2006.

Mary Louise Baudino, et al v. Service Corporation International, et al; the plaintiffs’ counsel in the Hijar Lawsuit initiated an arbitration claim raising similar issues in California and filed in November 2004 a case styled Mary Louise Baudino, et al v. Service Corporation International, et al; in Los Angeles County Superior Court; Case No. BC324007 (“Baudino Lawsuit”). The Baudino Lawsuit makes claims similar to those made in the Hijar lawsuit. However, the Baudino Lawsuit seeks a nation-wide class of plaintiffs. On September 15, 2006, the trial court granted the Company’s motion for summary judgment on the merits of plaintiffs’ claims. Plaintiffs are appealing the summary judgment ruling.

Richard Sanchez et al v Alderwoods Group, Inc. et al was filed in February 2005 in the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No. BC328962. Plaintiffs seek to certify a nationwide class on behalf of all consumers who purchased funeral goods and services from Alderwoods. Plaintiffs allege in essence that the Federal Trade Commission’s Funeral Rule requires Alderwoods to disclose its markups on all items obtained from third-parties in connection with funeral service contracts. Plaintiffs allege further that Alderwoods has failed to make such disclosures. Plaintiffs seek to recover an unspecified amount of monetary damages, attorney’s fees, costs and unspecified “injunctive and declaratory relief.” This case is substantially similar to the Baudino Lawsuit, and we expect that the outcome of this case will be governed by the law applied in the Baudino Lawsuit.

SCI and Alderwoods are defendants in two related class action antitrust cases filed in 2005. The first case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al; In the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This is a purported class action on behalf of casket consumers throughout the United States alleging that the Company and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCI and Alderwoods also are defendants in Cause No. 4:05-CV-03399; Pioneer Valley Casket, et al. v. Service Corporation International, et al.; In the United States District Court for the Southern District of Texas — Houston Division (“Pioneer Valley Case”). This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, the Pioneer Case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 to the present.

The Funeral Consumers Case and the Pioneer Valley Case seek injunctions, unspecified amounts of monetary damages and treble damages. Since the litigation is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of damages.

In addition to the Funeral Consumers Case and the Pioneer Valley Case, we received Civil Investigative Demands, dated August 2005 and February 2006, from the Attorney General of Maryland on behalf of itself and other state attorneys general, who have commenced an investigation of alleged anticompetitive practices in the funeral industry. We have also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.

Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.: 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the Plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor record keeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be located. In July 2006, Plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this is due to poor record keeping, maps and surveys at the cemetery. The Plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. No class has been certified in this matter. Since the action is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.

Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. 06-164; In the United States District Court for the Western District of Pennsylvania (the “Wage and Hour Lawsuit”). The Wage and Hour Lawsuit was filed by two former Alderwoods (Pennsylvania), Inc., employees in December 2006 and purports to have been brought under the Fair Labor Standards Act (“FLSA”) on behalf of all Alderwoods and SCI affiliated employees who performed work for which they were not fully compensated, including work for which overtime pay was owed. The Court has not yet ruled on the issue of class certification.

Plaintiffs allege causes of action for violations of the FLSA, failure to maintain proper records, breach of contract, violations of state wage and hour laws, unjust enrichment, fraud and deceit, quantum meruit, negligent misrepresentation, and negligence. Plaintiffs seek injunctive relief, unpaid wages, liquidated, compensatory, consequential and punitive damages, attorneys’ fees and costs, and pre- and post-judgment interest. The Wage and Hour Lawsuit is in its preliminary stages, no discovery has occurred, and we cannot quantify our ultimate liability, if any.

The ultimate outcome of the matters described above cannot be determined at this time. We intend to aggressively defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on SCI, its financial condition, results of operations and cash flows.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stockholders’ Equity (All shares reported in whole numbers)

Share Authorization

We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2006 or 2005. At December 31, 2006 and 2005, 500,000,000 common shares of $1 par value were authorized. We had 293,222,114 and 294,808,872 shares issued and outstanding, net of 10,000 and 48,962,063 shares held in treasury at par at December 31, 2006 and 2005, respectively.

Share Purchase Rights Plan

Our preferred share purchase rights plan declares a dividend of one preferred share purchase right for each share of common stock outstanding. The rights are exercisable in the event certain investors attempt to acquire 20% or more of our common stock and entitle the rights holders to purchase certain of our securities or the securities of the acquiring company. The rights, which are redeemable by us for $.01 per right, expire in July 2008 unless extended.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive (Loss) Income

Our components of accumulated other comprehensive (loss) income at December 31 are as follows:

	Foreign			Accumulated
	Currency	Pension	Unrealized	Other
	Translation	Related	Gains and	Comprehensive
	Adjustment	Adjustments	Losses	(Loss) Income
	(In thousands)

Balance at December 31, 2003	$(78,113)	$(36,636)	$—	$(114,749)
Activity in 2004	(9,242)	36,636	—	27,394
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(9,370)	(9,370)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	9,370	9,370
Reclassification for translation adjustment realized in net income	49,006	—	—	49,006

Balance at December 31, 2004	(38,349)	—	—	(38,349)
Activity in 2005	7,260	—	—	7,260
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(69,226)	(69,226)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	69,226	69,226
Reclassification for translation adjustment realized in net loss	101,588	—	—	101,588

Balance at December 31, 2005	$70,499	$—	$—	$70,499

Activity in 2006	1,039	—	(3,731)	(2,692)
Adjustment upon initial adoption of FAS 158	—	(623)	—	(623)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(37,751)	(37,751)
Reclassification of net unrealized gains activity attributable to the non-controlling interest holders	—	—	37,751	37,751
Reclassification for translation adjustment realized in net loss	5,114	—	—	5,114

Balance at December 31, 2006	$76,652	$(623)	$(3,731)	$72,298

The reclassification adjustment of $5.1 million for the year ended December 31, 2006 primarily relates to the sale of our operations in Singapore. The $3.7 million unrealized loss on investment securities is related to investment securities held by a consolidated subsidiary. The reclassification adjustment of $101.6 million during the year ended December 31, 2005 includes $71.8 million related to the sale of our operations in Argentina and Uruguay and $29.8 million related to the sale of our cemetery businesses in Chile. The reclassification adjustment

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $49.0 million during the year ended December 31, 2004 relates to the sale of our interest in our French operations and includes an associated deferred tax asset of $59.7 million.

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

The minimum pension liability adjustment for the year ended December 31, 2004 of $36.6 million is net of deferred taxes of $22.2 million.

Share Repurchase Program

Subject to market conditions and normal trading restrictions, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During 2006, we repurchased 3.4 million shares of common stock at an aggregate cost of $27.9 million. During 2005, we repurchased 31 million shares of common stock at an aggregate cost of $225.2 million. During 2004, we repurchased 16.7 million shares of common stock at an aggregate cost of $110.3 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $36.0 million at December 31, 2006. In February 2007, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $164 million to repurchase our common stock bringing the total to $200 million.

Cash Dividends

On November 8, 2006, our Board of Directors approved a cash dividend of $.03 per common share. At December 31, 2006, this dividend totaling $8.8 million was recorded in Accounts payable and accrued liabilities and Capital in Excess of Par Value in the consolidated balance sheet. Subsequent to December 31, 2006, this dividend was paid. We paid $29.4 million and $22.6 million in cash dividends in 2006 and 2005, respectively.

17.	Retirement Plans

We have a non-contributory, defined benefit pension plan covering approximately 34% of United States employees (US Pension Plan), a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), a retirement plan for certain non-employee directors (Directors’ Plan), the Employees Retirement Plan of Rose Hills, the Retirement Plan for Rose Hills Trustees, and the Rose Hills Supplemental Retirement Plan (collectively, the “Plans”). We also provide a 401(k) employee savings plan.

In connection with the Alderwoods acquisition, we assumed $20.2 million of pension benefit obligation and $10.7 million in plan assets at December 31, 2006.

Effective January 1, 2001, we curtailed our US Pension Plan, SERP, Senior SERP and Directors’ Plan. Additionally, the plans assumed in connection with the Alderwoods acquisition are frozen. As the Plans have been frozen, the participants do not earn incremental benefits from additional years of service and we do not incur new service cost after December 31, 2000.

Retirement benefits for the US Pension Plan are an actuarially determined amount, generally based on years of service and compensation. Assets of the pension plan currently consist of cash and cash equivalents, fixed income investments, and marketable equity securities, which complies with the funding requirements of the Employee Retirement Income Security Act of 1974.

Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under the US Pension Plan and Social Security. The Senior SERP provides retirement benefits based on

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years of service and position. The Directors’ Plan provides for an annual benefit to directors following retirement, based on a vesting schedule.

The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2006	2005	2004
		(In thousands)

Interest cost on projected benefit obligation	$7,348	$8,111	$9,160
Actual return on plan assets	(6,829)	(7,226)	(10,690)
Expected return on plan assets	—	—	—
Settlement/curtailment charge	—	—	—
Amortization of prior service cost	183	183	183
Recognized net actuarial loss	2,961	8,124	693

	3,663	9,192	(654)

Cumulative effect of accounting change	—	—	59,834

	$3,663	$9,192	$59,180

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plans’ funded status at December 31 was as follows (based on valuations as of September 30):

	2006	2005
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$137,252	$139,742
Acquisition	20,183	—
Interest cost	7,348	8,111
Actuarial loss	2,644	7,701
Benefits paid	(17,303)	(18,302)

Benefit obligation at end of year	$150,124	$137,252

Change in Plan Assets:
Fair value of plan assets at beginning of year	$80,803	$88,550
Acquisition	10,746	—
Actual return on plan assets	6,829	7,226
Employer contributions	3,928	3,753
Benefits paid, including expenses	(17,620)	(18,726)

Fair value of plan assets at end of year	$84,686	$80,803

Funded status of plan	$(65,438)	$(56,449)
Unrecognized prior service cost	—	807
Adoption of SFAS 158	623	—

Net amount recognized in the Consolidated Balance Sheet	$(64,815)	$(55,642)

Funding Summary:
Projected benefit obligations	$150,124	$137,252
Accumulated benefit obligation	$150,124	$137,252
Fair value of plan assets	$84,686	$80,803
Amounts recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(65,438)	$(56,449)
Intangible asset	—	807
Accumulated other comprehensive income	623	—

Net amount recognized in the Consolidated Balance Sheet	$(64,815)	$(55,642)

The retirement benefits under the SERP, Senior SERP, Directors’ Plan, the Rose Hills Trustee Plan, and the Rose Hills SERP Plan are unfunded obligations of the Company. As of December 31, 2006, the benefit obligation of the SERP, Senior SERP and Directors’ Plan (excluding the Rose Hills SERP) is $29.0 million; however, we have purchased various life insurance policies on the participants in the Senior SERP with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the plan’s funding requirements. The face value of these insurance policies was $55.7 million and the cash surrender value was $38.7 million as of December 31, 2006. No loans are outstanding against the policies, but there are no restrictions in the policies regarding loans.

Due to our change in accounting for gains and losses on pension plan assets and obligations effective January 1, 2004, the change in minimum liability included in Accumulated other comprehensive loss was a decrease of

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$59.8 million in 2004. We recorded net pension (expense) income of $(3.6) million, $(9.2) million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost were as follows: We base our discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. The reasonableness of our discount rate is verified by comparing the rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index, on high-quality fixed income investments plus 50 basis points. Weighted-average discount rates used to determine pension obligations for the Plans were 5.55%, 5.75%, and 6.00% for the years ended 2006, 2005, and 2004, respectively. The assumed rate of return on plan assets was not applicable as we recognize gains and losses on plan assets during the year in which they occur. As all Plans are curtailed, the assumed rate of compensation increase is zero. In March 2004, we voluntarily contributed $20 million to the frozen U.S. Pension Plan.

	2006	2005	2004

Discount rate used to determine obligations	5.55%	5.75%	6.00%
Assumed rate of return on plan assets	n/a	n/a	n/a
Discount rate used to determine net periodic pension cost	5.75%	6.00%	6.25%

The Plans’ weighted-average asset allocations at December 31 by asset category are as follows:

	2006	2005

Cash and cash equivalents	55%	—%
Core diversified and market-neutral hedge funds	—%	55%
Fixed income investments	10%	12%
Equity securities(1)	35%	33%

Total	100%	100%

(1)	Equity securities do not include shares of our common stock at December 31, 2006 or 2005.

The primary investment objective of the SCI Cash Balance Plan is to liquidate all plan assets by early 2007 as we have begun the process to terminate this Plan and expect to finish this termination by mid-2007. The other plans have a measurement date of December 31.

The following benefit payments are expected to be paid (assuming no plan terminations):

2007(1)	$14,659
2008	14,336
2009	13,951
2010	14,730
2011	13,634
Years 2012 through 2016	58,710

(1)	Included in the $14.7 million expected benefit payments for 2007 is $3.1 million we expect to contribute for the SERP, Senior SERP, Directors’ Plan, Rose Hills Retirement Plan for Trustees, and Rose Hills SERP expected benefit payments.

Effective January 1, 2004, we changed our method of accounting for gains and losses on our pension plan assets and obligations. Pursuant to this new accounting method, we recognize pension related gains and losses in our consolidated statement of operations in the year such gains and losses are incurred. Prior to January 1, 2004, we amortized the difference between actual and expected investment returns and actuarial gains and losses over seven years (except to the extent that settlements with employees required earlier recognition). We believe this change in

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting is preferable as the new method of accounting better reflects the economic nature of our Plans and recognizes gains and losses on the Plan assets and obligations in the year the gains and losses occur. As a result of this accounting change, we recognized a cumulative effect charge of an accounting change of $36.6 million, net of tax of $23.2 million, as of January 1, 2004. This amount represents accumulated unrecognized net losses related to the pension plan assets and obligations.

On December 31, 2006, we adopted FASB Statement No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The objective of the Statement is to improve financial reporting by requiring an employer to recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value and the projected benefit obligation — in its statement of financial position. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period which were not recognized as components of net periodic benefit costs pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers Accounting for Postretirement Benefits Other Than Pension.

The Statement calls for measuring the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The requirement to change the measurement date is effective for fiscal years ending after December 15, 2008. The SCI Cash Balance Plan currently has a measurement date of September 30, and we do not anticipate changing this measurement date as we are liquidating all plan assets in early 2007 for distribution to all Cash Balance Plan participants by mid-year 2007. All other plans have a measurement date of December 31.

The unfunded status of the pension plan had been recognized as a non-current liability prior to the adoption of SFAS 158. At year end December 31, 2006 and 2005, the unfunded status was $(65.0) million and $(56.0) million, respectively. Accumulated other comprehensive income has $0.6 million of prior service cost.

We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after tax income in accordance with specified guidelines up to a maximum of 50%. During 2006 and 2005, we matched a percentage of the employee contributions through contributions of cash. During 2004, we matched employee contributions through contributions of our common stock. For each of the three years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation

0 - 5 years	75% of the first 6% of deferred compensation
6 - 10 years	110% of the first 6% of deferred compensation
11 or more years	135% of the first 6% of deferred compensation

The amount of our matched contributions in 2006, 2005, and 2004 was $16.8 million, $16.5 million and $18.1 million, respectively.

18.	Segment Reporting

Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States and Foreign.

Alderwoods operating results have been included since November 28, 2006 and have not been included as a pro forma adjustment to other periods. Please refer to Note 5 for pro forma presentations related to the Alderwoods acquisition.

In 2006 and 2005, Foreign operations consists of our operations in Canada and Germany. In 2004, Foreign also included operations in France, which were disposed of in the first quarter of 2004. Results from our funeral and

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cemetery businesses in Argentina and Uruguay, which were sold in the first quarter of 2005, our cemetery business in Chile, which was sold in the third quarter of 2005, and our funeral business in Singapore, which was sold in the fourth quarter of 2006, are classified as discontinued operations for all periods presented. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in other Foreign geographic areas.

Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
		(In thousands)

2006
Revenues from external customers	$1,156,169	$591,126	$1,747,295
Interest expense	6,384	2,468	8,852
Depreciation and amortization	69,036	18,037	87,073
Gross profit	236,369	108,298	344,668
Amortization of cemetery property	—	28,263	28,263
Total assets	4,505,437	4,575,424	9,080,861
Capital expenditures	38,031	53,506	91,537
2005
Revenues from external customers	$1,150,597	$560,380	$1,710,977
Interest expense	4,124	1,539	5,663
Depreciation and amortization	49,529	17,828	67,357
Gross profit	215,091	81,921	297,012
Amortization of cemetery property	—	27,505	27,505
Total assets	3,360,546	3,600,473	6,961,019
Capital expenditures	48,153	46,756	94,909
2004
Revenues from external customers	$1,254,339	$571,404	$1,825,743
Interest expense	4,326	1,480	5,806
Depreciation and amortization	58,835	66,498	125,333
Gross profit	226,145	102,202	328,347
Amortization of cemetery property	—	30,183	30,183
Total assets	3,521,512	4,219,900	7,741,412
Capital expenditures	36,155	40,180	76,335

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles certain reportable segment amounts to our corresponding consolidated amounts:

	Reportable		Discontinued
	Segments	Corporate	Operations	Consolidated
		(In thousands)

2006
Revenue from external customers	$1,747,295	$—	$—	$1,747,295
Interest expense	8,852	114,547	—	123,399
Depreciation and amortization	87,073	9,611	—	96,684
Total assets	9,080,861	275,160	373,368	9,729,389
Capital expenditures	91,537	4,990	—	99,527
2005
Revenue from external customers	$1,710,977	$—	$—	$1,710,977
Interest expense	5,663	98,070	—	103,733
Depreciation and amortization	67,357	7,509	—	74,866
Total assets	6,961,019	583,750	—	7,544,769
Capital expenditures	94,909	3,696	—	98,605
2004
Revenue from external customers	$1,825,743	$—	$—	$1,825,743
Interest expense	5,806	113,487	—	119,293
Depreciation and amortization	125,333	8,098	—	133,431
Total assets	7,741,412	470,290	15,452	8,227,154
Capital expenditures	76,335	19,284	—	95,619

The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes and cumulative effects of accounting changes:

	2006	2005	2004
		(In thousands)

Gross profit from reportable segments	$344,668	$297,012	$328,347
General and administrative expenses	(94,900)	(84,834)	(130,884)
Gains (losses) on dispositions and impairment charges, net	(58,683)	(26,093)	25,797

Operating income	191,085	186,085	223,260
Interest expense	(123,399)	(103,733)	(119,293)
Interest income	31,171	16,706	13,453
(Loss) on early extinguishment of debt	(17,532)	(14,258)	(16,770)
Other income	16,124	2,327	8,668

Income from continuing operations before income taxes and cumulative effect of accounting changes	$97,449	$87,127	$109,318

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our geographic area information was as follows:

	United States	Foreign	Total
		(In thousands)

2006
Revenues from external customers	$1,625,087	$122,208	$1,747,295
Interest expense	123,112	287	123,399
Depreciation and amortization	88,908	7,776	96,684
Amortization of cemetery property	25,829	2,434	28,263
Operating income	173,350	17,735	191,085
Gains (losses) on dispositions and impairment charges, net	(56,710)	(1,973)	(58,683)
Long-lived assets	$5,043,144	$514,718	$5,557,862
2005
Revenues from external customers	$1,596,389	$114,588	$1,710,977
Interest expense	103,650	83	103,733
Depreciation and amortization	69,791	5,075	74,866
Amortization of cemetery property	24,167	3,338	27,505
Operating income	161,753	24,332	186,085
Gains (losses) on dispositions and impairment charges, net	(27,597)	1,504	(26,093)
Long-lived assets	$3,433,506	$245,791	$3,679,297
2004
Revenues from external customers	$1,583,979	$241,764	$1,825,743
Interest expense	119,160	133	119,293
Depreciation and amortization	128,806	4,625	133,431
Amortization of cemetery property	25,775	4,408	30,183
Operating income	184,177	39,083	223,260
Gains (losses) on dispositions and impairment charges, net	24,625	1,172	25,797
Long-lived assets	$3,951,856	$337,483	$4,289,339

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplementary Information

The detail of certain balance sheet accounts is as follows:

	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents:
Cash	$14,883	$5,594
Commercial paper and temporary investments	24,997	441,188

	$39,880	$446,782

Receivables, net:
Notes receivable	$6,144	$16,099
Atneed funeral receivables, net	82,450	66,884
Atneed cemetery receivables, net	6,869	2,949
Other	11,731	11,815

	$107,194	$97,747

Other current assets:
Deferred tax asset and income tax receivable	$7,998	$18,499
Prepaid insurance	4,741	3,407
Other	30,423	15,621

	$43,162	$37,527

Cemetery property:
Undeveloped land	$1,136,334	$1,107,259
Developed land, lawn crypts and mausoleums	358,914	285,468

	$1,495,248	$1,392,727

Property and equipment:
Land	$516,256	$289,800
Buildings and improvements	1,337,286	1,009,453
Operating equipment	414,670	262,348
Leasehold improvements	26,493	24,627

	2,294,705	1,586,228
Less: accumulated depreciation	(653,352)	(636,054)

	$1,641,353	$950,174

Deferred charges and other assets:
Prepaid covenants-not-to-compete, net	$68,850	$73,240
Investments, net	4,839	9,218
Preneed backlog intangible assets	86,640	—
Other intangible assets, net	79,886	—
Restricted cash	7,354	12,056
Notes receivable, net	28,042	21,567
Cash surrender value of insurance policies	61,405	50,057
Other	99,529	83,443

	$436,545	$249,581

Included in Receivables, net on our consolidated balance sheet are funeral and cemetery atneed allowances for doubtful accounts of approximately $25.8 million and $11.8 million at December 31, 2006 and 2005, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
	(In thousands)

Accounts payable and accrued liabilities:
Accounts payable	$75,037	$41,160
Accrued compensation	57,153	57,528
Restructuring liability	7,564	7,375
Accrued dividend	8,788	7,415
Accrued interest	25,805	17,149
Self insurance	67,698	49,084
Accrued trust expenses	11,069	13,101
Other accrued liabilities	88,059	38,881

	$341,173	$231,693

Other liabilities:
Accrued pension	$65,438	$55,642
Deferred compensation	15,565	11,352
Customer refund obligation reserve	83,951	66,118
Tax liability	104,874	104,981
Indemnification liability	26,364	26,750
Other	61,226	62,142

	$357,418	$326,985

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs and Expenses

The detail of certain income statement accounts in thousands is as follows for the years ended December 31,

	2006	2005	2004
		(In thousands)

North America revenues
Goods
Funeral	$422,333	$501,794	$505,170
Cemetery	391,231	380,990	388,683

Total goods	813,564	882,784	893,853

Services
Funeral	696,459	613,430	585,854
Cemetery	170,523	146,035	141,934

Total services	866,982	759,465	727,788

North America revenues	1,680,546	1,642,249	1,621,641

International revenues	6,500	7,033	135,480
Other revenues	60,249	61,695	68,622

Total revenues	$1,747,295	$1,710,977	$1,825,743

North America costs and expenses
Goods
Funeral	$195,867	$193,650	$190,971
Cemetery	161,157	158,708	162,797

Total cost of goods	357,024	352,358	353,768

Services
Funeral	349,219	371,618	351,302
Cemetery	93,881	96,872	99,646

Total cost of services	443,100	468,490	450,948

North America costs	800,124	820,848	804,716

International costs and expenses	6,084	6,709	123,905
Overhead and other expenses	596,419	586,408	568,775

Total cost and expenses	$1,402,627	$1,413,965	$1,497,396

Certain Non-Cash Transactions

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Value of StoneMor partnership units received in disposition	$5,875	$5,900	$—
Dividends accrued but not paid	$8,788	$7,415	$—
Changes to minimum liability under retirement plans	$—	$—	$(36,636)
Debenture conversions to common stock	$—	$—	$217,154
Common stock contributions to employee 401(k)	$—	$—	$18,127

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Earnings Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2006	2005	2004
	(In thousands, except per share amounts)

Income from continuing operations before cumulative effect of accounting changes (numerator):
Income from continuing operations before cumulative effect of accounting changes — basic	$52,604	$55,091	$117,421
After tax interest on convertible debt	—	—	6,400

Income from continuing operations before cumulative effect of accounting changes — diluted	$52,604	$55,091	$123,821

Net income (loss) (numerator):
Net income (loss) — basic	$56,511	$(127,941)	$110,661
After tax interest on convertible debt	—	—	6,400

Net (loss) income — diluted	$56,511	$(127,941)	$117,061

Weighted average shares (denominator):
Weighted average shares — basic	292,859	302,213	318,737
Stock options	4,317	4,399	4,091
Convertible debt	—	—	21,776
Restricted stock	195	133	71

Weighted average shares — diluted	297,371	306,745	344,675

Income per share from continuing operations before cumulative effect of accounting changes:
Basic	$.18	$.18	$.37
Diluted	$.18	$.18	$.36
Income per share from discontinued operations per share, net of tax:
Basic	$.01	$.02	$.14
Diluted	$.01	$.01	$.13
Cumulative effect of accounting changes per share, net of tax:
Basic	$—	$(.62)	$(.16)
Diluted	$—	$(.61)	$(.15)
Net income (loss) per share:
Basic	$.19	$(.42)	$.35
Diluted	$.19	$(.42)	$.34

The computation of diluted earnings (loss) per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and convertible debentures not currently included in the computation of dilutive earnings (loss) per share for the respective periods are as follows (in shares):

	2006	2005	2004

Antidilutive options	5,420	7,039	9,559
Antidilutive convertible debentures	602	644	859

Total common stock equivalents excluded from computations	6,022	7,683	10,418

21.	Divestiture-Related Activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains (losses) on dispositions and impairment charges, net.  Additionally, as dispositions occur pursuant to our ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

Gains (losses) on dispositions and impairment charges, net consists of the following for the years ended December 31:

	2006	2005	2004
		(In thousands)

Gains (losses) on dispositions, net	$(18,726)	$68,167	$66,966
Impairment losses on assets held for sale	(39,957)	(94,260)	(41,169)

	$(58,683)	$(26,093)	$25,797

Sale of Operations in Michigan

In 2006, our Board of Directors approved a plan to divest certain funeral homes and cemeteries in Michigan. As a result, we recognized a pretax impairment charge of $26.4 million on these properties.

Sale of Operations in Singapore

In October 2006, we sold our businesses in Singapore for proceeds of approximately $11.6 million, of which $1.0 million is due in the second quarter of 2007. We recognized an after-tax gain of $2.9 million in Income from discontinued operations in our consolidated statement of operations as a result of this transaction.

Sale of Operations in Chile

In September 2005, we completed the sale of our cemetery operations in Chile for proceeds of approximately $106 million. We received net cash proceeds of $90.0 million upon completion of the sale and received additional cash proceeds of CLP 5.8 billion or approximately $11.0 million in 2006. We recognized a pre-tax gain of $0.2 million in Income from discontinued operations in our 2005 consolidated statement of operations as a result of this transaction. Included in this gain is a foreign currency gain of $0.6 million on the expected cash proceeds. Subsequent to December 31, 2006, we received the remainder of the proceeds totaling CLP 2.5 billion or approximately $4.7 million.

Sales of Assets to StoneMor Partners LP

In September 2006, we sold 21 cemeteries and 14 funeral homes to StoneMor Partners LP (StoneMor) for proceeds of approximately $11.8 million. We received net cash proceeds of $5.9 million and 275,046 StoneMor units valued at $5.9 million. As a result of this transaction, we recognized a pre-tax loss of $16.6 million in Gains

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(losses) on dispositions and impairment charges, net in our consolidated statement of operations for the year ended December 31, 2006.

In November 2005, we sold 21 cemeteries and six funeral homes to StoneMor for $12.7 million. In the third quarter of 2005, we had classified these properties as held for sale and recorded an impairment charge in Gains (losses) on dispositions and impairment charges, net in our consolidated statement of operations of approximately $19.6 million, net of a tax benefit of $10.5 million in our consolidated statement of operations. In connection with this sale, we received $6.8 million in cash and 280,952 StoneMor units, valued at $5.9 million in November of 2005. The StoneMor units are recorded at cost in Other current assets in the consolidated balance sheet at December 31, 2005. In 2006, we disposed of our investment in StoneMor Limited Partners LP units for $6.0 million, resulting in a pretax gain of $0.1 million.

Sale of Argentina and Uruguay Operations

During the second quarter of 2004, we recorded an impairment of our funeral and cemetery operations in Argentina totaling $15.2 million in Income from discontinued operations in our consolidated statement of operations. As a result of the sale of the Argentina and Uruguay businesses in the first quarter of 2005, we recorded a gain of $2.0 million in Income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004 associated with the revised estimated fair value. The new carrying amount reflected the fair value based on then-current market conditions less estimated costs to sell. Additionally, we recognized a non-cash tax benefit of $49.2 million in discontinued operations during the second quarter of 2004, which represents the reduction of a previously recorded valuation allowance. We also recognized an additional tax benefit of $2.6 million in discontinued operations during the fourth quarter of 2004, which represents the revised estimated fair value and differences between book and tax bases. In the first quarter of 2005, we received proceeds of $21.6 million related to the sale of our former operations in Argentina and Uruguay.

Sale of French Operations

In March 2004, we sold 100% of the stock of our French subsidiary to a newly formed company (NEWCO). In connection with this sale, we acquired a 25% share of the voting interest of NEWCO, received cash proceeds of $281.7 million, net of transaction costs, and received a note receivable in the amount of EUR 10.0 million. Also received in this transaction were EUR 15.0 million of preferred equity certificates and EUR 6.0 million of convertible preferred equity certificates. The sale of stock of our French subsidiary in March 2004 resulted in a pretax gain of $12.6 million and a non-cash tax benefit of $24.9 million (described below), resulting in an after tax gain of $37.6 million. We accounted for the sale of our French subsidiary in accordance with the guidance set forth in EITF 01-2, “Interpretations of APB Opinion No. 29”, Issues 8(a) and 8(b). Consequently, we deferred approximately 25% of the gain associated with the sale of our French subsidiary representing the economic interest we obtained in that subsidiary through our ownership of approximately 25% of NEWCO.

In July 2004, we paid $6.2 million pursuant to the joint venture agreement, as a purchase price adjustment, which reduced the pretax gain to $6.4 million and reduced the after tax gain to $33.6 million as summarized below.

	Original
	Calculation	Adjustment in
	Q1 2004	Q2 2004	Total
		(In thousands)

Pretax gain (loss)	$12,639	$(6,219)	$6,420
Tax benefit	(24,929)	(2,275)	(27,204)

After tax gain (loss)	$37,568	$(3,944)	$33,624

The $24.9 million non-cash tax benefit associated with the sale of our French subsidiary is primarily attributable to the reduction of $18.6 million of tax accruals, which were accrued as an indemnification liability

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the sale of our French subsidiary. The remaining amount of $6.3 million was a non-cash tax benefit associated with the difference between book and tax bases.

Included in the pretax gain, we recognized $35.8 million of contractual obligations related to representation and warranties and other indemnifications resulting from the joint venture contract. During 2004, $2.4 million in charges were applied to the indemnification and related primarily to foreign taxes and legal expenses. We applied $2.1 million to the indemnifications during 2005. In the fourth quarter of 2005, we released tax indemnification liabilities of approximately $7.1 million. For more information regarding these representations and warranties and other indemnifications, see Note 15. Also, goodwill in the amount of $23.5 million was removed from our consolidated balance sheet as a result of this transaction.

NEWCO completed refinancings in May 2005 and July 2005 in order to reduce its cost of debt. Included in this refinancing was the repayment of the note payable to us plus interest and the redemption of our investment in preferred equity certificates and convertible preferred equity certificates and associated interest, which were received in the original disposition. In the second quarter of 2005, we received $32.1 million related to the note payable and preferred equity certificates with associated interest of $3.1 million. In the third quarter of 2005, we received additional proceeds of $7.6 million on convertible preferred equity certificates. Our investment in common stock and 25% voting interest remain unchanged following this transaction.

Proceeds from Investment in United Kingdom Company and Others

During the second quarter of 2004, we received proceeds of $53.8 million from the sale of our minority interest equity investment in the United Kingdom and the prepayment of our note receivable, with accrued interest, following a successful public offering transaction of our United Kingdom company.

Associated with the disposition, we recognized income of $41.2 million, recorded in Gains (losses) on dispositions and impairment charges, net, in the consolidated statement of operations ($27.2 million to adjust the carrying amount of the receivable from our former United Kingdom company to the realizable value and $14.0 million as a pretax gain as a result of the sale). This pretax gain was reduced by an accrual for the tax-related indemnification liabilities of $8.0 million. In addition, we recognized interest income on the receivable in the amount of $4.5 million and a foreign currency gain of $0.2 million recorded in Other income, net in the consolidated statement of operations and recognized a non-cash tax benefit of $8.0 million recorded in Gains (losses) on disposition and impairment charges, net in the consolidated statement of operations. This pretax gain is attributable to the reduction of the tax related accrual upon the release of a contingency, which was accrued as an indemnification liability in the second quarter of 2004.

Assets Held for Sale

In connection with the acquisition of Alderwoods, we have agreed to a consent order with the staff of the Federal Trade Commission (FTC) that identifies certain properties the FTC will require us to divest as a result of the acquisition. The consent order has been approved by the FTC commissioners.

In addition, we have committed to a plan to sell certain other operating properties. As a result, these properties, along with those expected to be sold as a result of the FTC agreement, have been classified as assets held for sale in our December 31, 2006 consolidated balance sheet. In connection with this revised classification, we have recorded an impairment loss of approximately $40.0 million in our consolidated statement of operations for the year ended December 31, 2006.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets held for sale at December 31, 2006 were as follows:

December 31, 2006

Assets:
Current assets	$6,330
Preneed funeral receivables and trust investments	56,968
Preneed cemetery receivables and trust investments	107,796
Cemetery property	65,448
Property and equipment, at cost (net)	23,829
Deferred charges and other assets	13,914
Goodwill	27,127
Cemetery perpetual care trust investments	54,229

Total assets	355,641

Liabilities:
Accounts payable and accrued liabilities	419
Deferred preneed funeral revenues	66,841
Deferred preneed cemetery revenues	117,604
Other liabilities	1,126
Non-controlling interest in perpetual care trusts	54,229

Total liabilities	240,219

Net assets held for sale	$115,422

  Discontinued Operations

During the fourth quarter of 2006, we disposed of our funeral operations in Singapore. During the first quarter of 2005, we disposed of our funeral and cemetery operations in Argentina and Uruguay. During the third quarter of 2005, we also disposed of our cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.

As part of the Alderwoods transaction, we acquired an insurance subsidiary for which we have commenced a plan to divest. The operations of this subsidiary from November 28, 2006 to December 31, 2006 are presented as discontinued operations in our consolidated statement of operations and as assets and liabilities of discontinued operations on our consolidated balance sheet.

We fully hedged an income tax receivable denominated in Chilean pesos; therefore, we have no foreign exchange rate risk associated with this receivable. The fair market value hedge was recorded at market value at December 31, 2005. Currency fluctuations associated with this hedge resulted in a gain of $0.4 million, net of a tax provision of 0.2 million, which is included in Income from discontinued operations in our consolidated statement of operations for the year ended December 31, 2005. This hedge expired June 30, 2006. For more information on this hedge, see Note 13 to these consolidated financial statements. The provision for income taxes during 2005 was negatively impacted by differences between book and tax bases related to the sale of our operations in Chile. The benefit for income taxes in 2004 includes a non-cash tax benefit of $49.2 million, which represents the reduction of

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a previously recorded valuation allowance related to the sale of our operations in Argentina. The results of our discontinued operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Revenues	$12,324	$27,651	$50,001
Gains (losses) on dispositions and impairment charges, net	128	249	(13,148)
Costs and other expenses	(11,093)	(17,433)	(41,742)

Income (loss) from discontinued operations before income taxes	1,359	10,467	(4,889)
(Provision) benefit for income taxes	2,548	(5,961)	48,722

Income from discontinued operations	$3,907	$4,506	$43,833

As of December 31, 2006, we reported assets and liabilities related to discontinued operations as follows (in thousands):

Assets:
Receivables, net	2,236
Goodwill	4,974
Deferred charges and other assets	366,158

Total assets	373,368

Liabilities:
Accounts payable and accrued liabilities	(2,351)
Other liabilities	(311,498)

Total liabilities	(313,849)

Net assets of discontinued operations	$59,519

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2006 and 2005 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2006
Revenues	$440,484	$429,865	$398,920	$478,026
Costs and expenses	(353,307)	(347,212)	(327,341)	(374,767)
Gross profits	87,177	82,653	71,579	103,259
Operating income	60,660	58,850	19,873	51,702
Income from continuing operations before income taxes	42,422	40,761	7,603	6,663
Provision for income taxes	(15,645)	(15,404)	(4,415)	(9,381)
Income (loss) from continuing operations	26,777	25,357	3,188	(2,718)
Income from discontinued operations	149	93	177	3,488
Net income	26,926	25,450	3,365	770
Earnings per share:
Basic — EPS	.09	.09	.01	.00
Diluted — EPS	.09	.09	.01	.00
2005
Revenues	$446,253	$430,844	$405,165	$428,715
Costs and expenses	(348,894)	(357,947)	(346,490)	(360,634)
Gross profits	97,359	72,897	58,675	68,081
Operating income	71,911	54,940	11,485	47,749
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	48,641	19,505	(10,248)	29,229
(Provision) benefit for income taxes	(17,516)	(8,851)	969	(6,638)
Income (loss) from continuing operations before cumulative effect of accounting change	31,125	10,654	(9,279)	22,591
Income (loss) from discontinued operations	1,518	3,183	(373)	178
Cumulative effect of accounting change	(187,538)	—	—	—
Net (loss) income	(154,895)	13,837	(9,652)	22,769
(Loss) earnings per share:
Basic — EPS	(.49)	.05	(.03)	.08
Diluted — EPS	(.49)	.05	(.03)	.08

SERVICE CORPORATION INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2006

		Charged	Charged
	Balance at	(Credited) to	(Credited) to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts(2)	Write-Offs(1)	Period
			(In thousands)

Current provision:
Allowance for doubtful accounts:
Year ended December 31, 2006	$11,835	$10,020	$12,060	$(8,122)	$25,793
Year ended December 31, 2005	12,572	9,470	(39)	(10,168)	11,835
Year ended December 31, 2004	15,348	(3,376)	8,757	(8,157)	12,572
Due After One Year:
Allowance for doubtful accounts:
Year ended December 31, 2006	$7,312	$(2,100)	$450	$(1,818)	$3,844
Year ended December 31, 2005	33,362	(111)	(25,939)	—	7,312
Year ended December 31, 2004	55,029	(21,502)	(165)	—	33,362
Preneed Funeral and Preneed Cemetery Asset:
Year ended December 31, 2006	$60,358	$(803)	$22,017	$—	$81,572
Year ended December 31, 2005	53,340	(749)	7,767	—	60,358
Year ended December 31, 2004	387,150	(17,772)	(316,038)	—	53,340
Deferred Preneed Funeral and Cemetery Revenue:
Year ended December 31, 2006	$(112,002)	$—	$(39,339)	$—	$(151,341)
Year ended December 31, 2005	(112,290)	—	288	—	(112,002)
Year ended December 31, 2004	(369,980)	—	257,690	—	(112,290)
Deferred Tax Valuation Allowance:
Year ended December 31, 2006	$34,829	$(3,033)	$38,751	$—	$70,547
Year ended December 31, 2005	43,908	(9,079)	—	—	34,829
Year ended December 31, 2004	35,859	8,049	—	—	43,908

(1)	Uncollected receivables written off, net of recoveries.

(2)	Primarily relates to cumulative effect of accounting change and acquisitions and dispositions of operations.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, such officers concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Management has excluded Alderwoods from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. The total assets and total revenues of Alderwoods represent approximately 13% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

Information called for by PART III (Items 10, 11, 12, 13 and 14) has been omitted as we intend to file with the Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10 under the captions “Proxy Voting: Questions and Answers,” “Election of Directors,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee,” (ii) with respect to Items 11 and 13 under the captions “Election of Directors — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Certain Information with Respect to Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” and (iii) with respect to Item 12 under the caption “Voting Securities and Principal Holders”:, and (iv) with respect of Item 14 under the caption “Proposal to Approve the Selection of Independent Accountants — Audit Fees and All Other Fees”. The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K, the information under the captions “Compensation Committee Report” and “Report of the Audit Committee” in such Proxy Statement, is not incorporated by reference into this Form 10-K.

The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.

Equity Compensation Plan Information at December 31, 2006:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	19,954,413	7.91	2,615,487
Equity compensation plans not approved by security holders(1)	2,576,903	6.80	1,245,178	(2)

Total	22,531,316	7.79	3,860,665

(1)	Includes options outstanding under the Equity Corporation International 1994 Long-Term Incentive Plan which became exercisable to acquire our common stock when we acquired Equity Corporation International in January 1999. The outstanding options cover an aggregate of 109,052 shares at a weighted-average exercise price of $31.16 per share. No shares of our common stock are available for any future grants under this plan.

Also includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options were granted to employees who are not officers or directors. We have 2,467,851 total options outstanding under the 1996 Non-qualified Incentive Plan. No shares of our common stock are available for any future grants under this plan. See Note 4 to the consolidated financial statements in Item 8 of this Form 10-K for a further description of 1996 Nonqualified Incentive Plan. These plans have not been submitted for shareholder approval.

(2)	Includes an estimated 1,245,178 shares available under the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) are registered. The above estimate was determined by dividing (i) the remaining unissued dollar value of registered shares at December 31, 2006, which was $12.8 million, by (ii) the closing price of $10.25 per share of common stock at December 31, 2006.

The Employee Stock Purchase Plan enables Company employees in North America to invest via payroll deductions up to $500 (or $700 Canadian) per month in our common stock. Contributions are utilized to purchase the stock in the open market. With respect to Canadian employees who meet certain requirements, we will provide annually a match equal to 25% of the amount of the employee’s contribution subject to a maximum contribution per participant of $2,100 Canadian. This plan has not been submitted for shareholder approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)(1)-(2) Financial Statements and Schedule:

The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 43 of this report.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index on pages 119-121 are filed as part of this report.

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

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. L. WALTRIP* (R. L. Waltrip)	Chairman of the Board	February 28, 2007

/s/ THOMAS L. RYAN* (Thomas L. Ryan)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ ERIC D. TANZBERGER* (Eric D. Tanzberger)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ JEFFREY I. BEASON* (Jeffrey I. Beason)	Vice President and Corporate Controller (Chief Accounting Officer)	February 28, 2007

/s/ ALAN R. BUCKWALTER, III* (Alan R. Buckwalter, III)	Director	February 28, 2007

/s/ ANTHONY L. COELHO* (Anthony L. Coelho)	Director	February 28, 2007

/s/ A. J. FOYT, JR.* (A. J. Foyt, Jr.)	Director	February 28, 2007

/s/ MALCOLM GILLIS* (Malcolm Gillis)	Director	February 28, 2007

/s/ VICTOR L. LUND* (Victor L. Lund)	Director	February 28, 2007

Signature		Title	Date

/s/ JOHN W. MECOM, JR.* (John W. Mecom, Jr.)		Director	February 28, 2007

/s/ CLIFTON H. MORRIS, JR.* (Clifton H. Morris, Jr.)		Director	February 28, 2007

/s/ W. BLAIR WALTRIP* (W. Blair Waltrip)		Director	February 28, 2007

/s/ EDWARD E. WILLIAMS* (Edward E. Williams)		Director	February 28, 2007

*By	/s/ JAMES M. SHELGER (James M. Shelger, as Attorney-In-Fact For each of the Persons indicated)		February 28, 2007

EXHIBIT INDEX

PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Corporation International, Coronado Acquisition Corporation and Alderwoods Group, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 5, 2006).
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).
3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 2006).
4.1	—	Rights Agreement dated as of May 14, 1998 between the Company and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 14, 1998).
4.2	—	Agreement Appointing a Successor Rights Agent Under Rights Agreement, dated June 1, 1999, by the Company, Harris Trust and Savings Bank and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 1999).
4.3	—	Senior Indenture dated as of February 1, 1993 by and between the Company and The Bank of New York, as trustee. (Incorporated by reference as Exhibit 4.1 to Form S-4 filed September 2, 2004 (File No. 333-118763)).
4.4	—	Agreement of Resignation, Appointment of Acceptance, dated October 21, 2005, among the Company, The Bank of New York and The Bank of New York Trust Company, N.A., appointing a successor trustee for the Senior Indenture dated as of February 1, 1993. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 2005).
10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
10.4	—	Employment Agreement, dated December 28, 2006, between SCI Executive Services, Inc. and R.L. Waltrip (including Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip).
10.5	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).
10.6	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2005).
10.7	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).
10.8	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2005).
10.9	—	Employment and Noncompetition Agreement, dated December 28, 2006 between SCI Executive Services, Inc. and Sumner J. Waring, III.
10.10	—	Employment and Noncompetition Agreement, dated December 28, 2006 between SCI Executive Services, Inc. and Stephen M. Mack.
10.11	—	Employment and Noncompetition Agreement, dated December 28, 2006 between SCI Executive Services, Inc. and Eric D. Tanzberger.

Exhibit
Number		Description

10.12	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Jeffrey E. Curtiss. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2003).
10.13	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Jeffrey E. Curtiss. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2005).
10.14	—	Employment and Noncompetition Agreement, dated June 30, 2006, between SCI Funeral & Cemetery Purchasing Cooperative, Inc. and Jeffrey E. Curtiss.
10.15	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).
10.16	—	Form of Addendum to Employment and Noncompetition Agreement pertaining to the preceding exhibit. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 2005).
10.17	—	1993 Long-Term Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-00179 on Form S-8).
10.18	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1996).
10.19	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.17 to Form 10-K for fiscal year ended December 31, 1997).
10.20	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated May 13, 2004).
10.21	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).
10.22	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
10.23	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.24	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).
10.25	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).
10.26	—	Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2004).
10.27	—	Fourth Amendment to the SCI 401(k) Retirement Savings Plan.
10.28	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex A to Proxy Statement dated May 11, 2006).
10.29	—	1996 Nonqualified Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-33101).
10.30	—	Amendment to 1996 Nonqualified Incentive Plan dated November 13, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-50084).
10.31	—	Amendment to 1996 Nonqualified Incentive Plan dated November 11, 1999. (Incorporated by reference to Exhibit 99.3 Registration Statement No. 333-50084).
10.32	—	Amendment to 1996 Nonqualified Incentive Plan dated February 14, 2001. (Incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-67800).
10.33	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).
10.34	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).
10.35	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).

Exhibit
Number		Description

10.36	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).
10.37	—	Amendment No. 4 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 21, 1993).
10.38	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
10.39	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002.
10.40	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).
10.41	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).
10.42	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).
10.43	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).
10.44	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.45	—	Form of 2005 Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2005).
10.46	—	Note Purchase Agreement, dated November 28, 2006 among Service Corporation International and Purchasers identified therein. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated November 28, 2006).
10.47	—	Credit Agreement, dated November 28, 2006 among Service Corporation International, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated November 28, 2006).
12.1	—	Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

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