Form 10-Q
period 2007-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2007-05-10
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2007 was 293,976,436 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral and cemetery arrangements after the death has occurred.
Burial Vaults — A reinforced outer burial container intended to protect the casket against the weight of the earth.
Cash Overrides — Funds received based on achieving certain dollar volume sales or production targets of life insurance policies.
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
Perpetual Care or Endowment Care Fund — A trust fund used for the maintenance and upkeep of burial spaces within a cemetery in perpetuity.
Preneed — Funeral and cemetery arrangements made prior to the time of death.
Preneed Backlog — Future revenues from unfulfilled preneed funeral and cemetery contractual arrangements.
Production — Sales of preneed funeral and preneed or atneed cemetery contracts.
As used herein, “SCI”, “Company”, “we”, “our”, and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2007	2006
Revenues	$607,555	$442,001
Costs and expenses	(466,401)	(353,307)

Gross profit	141,154	88,694
General and administrative expenses	(35,399)	(22,007)
Gains (losses) on dispositions and impairment charges, net	(7,680)	(4,510)

Operating income	98,075	62,177
Interest expense	(37,597)	(26,728)
Loss on early extinguishment of debt	(2,358)	—
Interest income	1,592	5,981
Other (expense) income, net	(1,498)	992

Income from continuing operations before income taxes	58,214	42,422
Provision for income taxes	(23,497)	(15,645)

Income from continuing operations	34,717	26,777
Income from discontinued operations (net of income tax provision of $737 and $96, respectively)	2,925	149

Net income	$37,642	$26,926

Basic earnings per share:
Income from continuing operations	$.12	$.09
Income from discontinued operations, net of tax	.01	—

Net income	$.13	$.09

Diluted earnings per share:
Income from continuing operations	$.12	$.09
Income from discontinued operations, net of tax	.01	—

Net income	$.13	$.09

Basic weighted average number of shares	293,096	294,308

Diluted weighted average number of shares	298,621	298,678

Dividends declared per share	$.030	$.025

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$78,093	$39,880
Receivables, net	103,218	107,194
Inventories	39,602	39,535
Current assets of discontinued operations	2,282	2,236
Current assets held for sale	5,637	6,330
Other	39,304	43,162

Total current assets	268,136	238,337

Preneed funeral receivables and trust investments	1,498,865	1,516,676
Preneed cemetery receivables and trust investments	1,516,048	1,522,584
Cemetery property, at cost	1,477,262	1,495,248
Property and equipment, at cost, net	1,628,803	1,641,353
Non-current assets of discontinued operations	383,044	371,132
Non-current assets held for sale	366,570	349,311
Goodwill	1,291,141	1,264,272
Deferred charges and other assets	403,835	436,545
Cemetery perpetual care trust investments	915,951	893,931

	$9,749,655	$9,729,389

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$344,862	$341,173
Current maturities of long-term debt	99,202	46,176
Current liabilities of discontinued operations	3,435	2,351
Current liabilities held for sale	398	419
Income taxes	—	17,828

Total current liabilities	447,897	407,947

Long-term debt	1,768,552	1,912,696
Deferred preneed funeral revenues	537,101	537,792
Deferred preneed cemetery revenues	750,989	754,193
Deferred income taxes	110,512	177,341
Non-current liabilities of discontinued operations	322,315	311,498
Non-current liabilities held for sale	257,866	239,800
Other liabilities	462,879	357,418
Non-controlling interest in funeral and cemetery trusts	2,528,621	2,548,743
Non-controlling interest in cemetery perpetual care trusts	909,381	887,186
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 294,795,022 and 293,222,114, issued and outstanding (net of 10,000 treasury shares, at par)	294,795	293,222
Capital in excess of par value	2,138,808	2,135,649
Accumulated deficit	(856,765)	(906,394)
Accumulated other comprehensive income	76,704	72,298

Total stockholders’ equity	1,653,542	1,594,775

	$9,749,655	$9,729,389

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$37,642	$26,926
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of tax	(2,925)	(149)
Loss on early extinguishment of debt	2,358	—
Premiums paid on early extinguishment of debt	(650)	—
Depreciation and amortization	33,777	22,542
Amortization of cemetery property	8,213	5,869
Amortization of loan cost	2,114	2,550
Provision for doubtful accounts	3,562	2,356
Provision for deferred income taxes	13,728	13,555
Losses on dispositions and impairment charges, net	7,680	4,510
Share-based compensation	3,809	2,145
Excess tax benefits from share based awards	(3,865)	—
Equity in earnings of unconsolidated subsidiaries	(711)	—
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(506)	7,414
Decrease (increase) in other assets	5,654	(2,333)
Decrease in payables and other liabilities	(11,489)	(27,748)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	12,352	13,722
Increase in deferred preneed funeral revenue	3,779	1,415
Decrease in funeral non-controlling interest	(13,495)	(11,304)
Effect of cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	13,916	9,296
Increase (decrease) in deferred preneed cemetery revenue	8,174	(1,734)
(Decrease) increase in cemetery non-controlling interest	(7,405)	10,803
Other	173	(56)

Net cash provided by operating activities from continuing operations	115,885	79,779
Net cash provided by operating activities from discontinued operations	12,004	435

Net cash provided by operating activities	127,889	80,214
Cash flows from investing activities:
Capital expenditures	(26,238)	(19,036)
Proceeds from divestitures and sales of property and equipment	43,709	7,374
Proceeds from sale of investments	—	5,900
Acquisitions	(212)	(14,662)
Net withdrawals of restricted funds and other	(222)	(3,353)

Net cash provided by (used in) investing activities from continuing operations	17,037	(23,777)
Net cash (used in) provided by investing activities from discontinued operations	(6,582)	76

Net cash provided by (used in) investing activities	10,455	(23,701)
Cash flows from financing activities:
Payments of debt	(516)	(1,182)
Principal payments on capital leases	(6,795)	(5,437)
Early extinguishment of debt	(100,000)	—
Proceeds from exercise of stock options	5,889	1,219
Excess tax benefits from share based awards	3,865	—
Payments of dividends	(8,801)	(7,371)
Bank overdrafts and other	6,764	—

Net cash used in financing activities from continuing operations	(99,594)	(12,771)
Net cash used in financing activities from discontinued operations	(706)	—

Net cash used in financing activities	(100,300)	(12,771)
Effect of foreign currency	169	(116)

Net increase in cash and cash equivalents	38,213	43,626
Cash and cash equivalents at beginning of period	39,880	446,782

Cash and cash equivalents at end of period	$78,093	$490,408

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
			Treasury	Capital in		other
	Outstanding	Common	stock, par	excess of	Accumulated	comprehensive
	shares	stock	value	par value	deficit	income	Total
Balance at December 31, 2006	293,222	$293,232	$(10)	$2,135,649	$(906,394)	$72,298	$1,594,775
Cumulative effect of adoption of FIN 48					11,987		11,987
Net income					37,642		37,642
Dividends declared on common stock ($.030 per share)				(8,831)			(8,831)
Total other comprehensive income						4,406	4,406
Employee share based compensation earned				3,809			3,809
Stock option exercises and other	1,259	1,259		4,630			5,889
Restricted stock awards, net of forfeitures	314	314		(314)			—
Tax benefit related to share-based awards				3,865			3,865

Balance at March 31, 2007	294,795	$294,805	$(10)	$2,138,808	$(856,765)	$76,704	$1,653,542

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Nature of Operations
     We are a provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. We also own a minority interest in funeral operations of an entity in France. Additionally, we own Kenyon International Emergency Services (Kenyon), a subsidiary that specializes in providing disaster management services in mass fatality incidents as well as training, planning, and crisis-communications consulting services. Kenyon’s results are included in our funeral operations segment. As part of the Alderwoods transaction, we acquired Mayflower National Life Insurance Company, an insurance business for which we have entered into a definitive agreement to sell. The operations of this business are presented as discontinued operations in our condensed consolidated statement of operations and as assets and liabilities of discontinued operations on our condensed consolidated balance sheet.
     Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral related merchandise, including caskets, burial vaults, cremation receptacles, flowers, and other ancillary products and services, is sold at funeral service locations. Cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery related merchandise and services, including stone and bronze memorials, markers, casket and cremation memorialization products, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be provided in the future.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our condensed consolidated financial statements include the accounts of Service Corporation International and all majority-owned subsidiaries. These statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts, and perpetual care trusts in which we have a variable interest and are the primary beneficiary. The interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2006, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
     The Company has reclassified certain prior period amounts to conform to the current period financial statement presentation with no effect on previously reported results of operations, financial condition, or cash flows.
Use of Estimates in the Preparation of Financial Statements
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Form 10-K that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. As a result, actual results could differ from these estimates.

3. Recently Issued Accounting Standards
Split-Dollar Life Insurance Agreements
     In March 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of a collateral assignment agreement. EITF 06-10 is effective for us beginning January 1, 2008. We are currently evaluating the impact of EITF 06-10 on our consolidated financial statements.
Fair Value Option for Financial Assets and Liabilities
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008 for us. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation requires companies to use a prescribed model for assessing the financial statement recognition and measurement of all tax positions taken or expected to be taken in its tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $12.0 million net increase in our liability for unrecognized tax benefits, which was recorded as a $24.0 million increase to goodwill (related to uncertain tax positions acquired in the recent Alderwoods transaction) and a $12.0 million reduction in our accumulated deficit as of January 1, 2007. As of the date of adoption and after considering the impact of recognizing the net liability increase noted above, our unrecognized tax benefits totaled $257.1 million, of which $156.3 would impact our effective tax rate, if recognized.
     We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the Internal Revenue Service has recently completed its field work for tax years 1999 through 2002, and various state and foreign jurisdictions are auditing years through 2004. It is reasonably possible that one or more of these multi-jurisdictional audits will be settled in 2007 or 2008, as some are in the final approval stage, and if favorably resolved such settlements could result in a significant reduction in the amount of our unrecognized tax benefits.
     Consistent with historical financial reporting, we recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense account. We have recognized approximately $51.3 million for the payment of interest and penalties at January 1, 2007, which is included in the $257.1 million in unrecognized tax benefits noted above. During the three months ended March 31, 2007, we recognized an additional $2.4 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

4. Alderwoods Acquisition
     On November 28, 2006 we completed our acquisition of Alderwoods Group, Inc. (Alderwoods). In the first quarter of 2007, we adjusted our goodwill from certain purchase price allocation adjustments as follows (in thousands):

Adjustments to fair value of deferred revenue	(13,953)
Adjustments to fair value of intangible asset	22,453
Adjustments to fair value of acquired locations	(14,879)
Adjustments to deferred taxes	24,918
Adjustments to certain accrued liabilities	2,499
Other	1,648

Total adjustment to goodwill	$22,686
     The condensed statement of operations for the three months ended March 31, 2007 includes the results of operations of Alderwoods. For the three months ended March 31, 2006, the following unaudited pro forma information presents information as if the merger occurred on January 1, 2006:

Three months ended
March 31, 2006
(In thousands)
Revenues	$580,699
Income from continuing operations	$25,993
Net income	$24,900
Income from continuing operations per share:
Basic	$0.09
Diluted	$0.09
Net income per share:
Basic	$0.08
Diluted	$0.08
5. Preneed Funeral Activities
     Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings and customer receivables related to unperformed, price-guaranteed preneed funeral contracts. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts after the contract is performed. We deposited $18.0 million and $19.1 million into trusts during the three months ended March 31, 2007 and 2006, respectively. We withdrew $35.0 million and $30.5 million from trusts during the three months ended March 31, 2007 and 2006, respectively. Cash flows from preneed funeral contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed funeral receivables and trust investments in our condensed consolidated balance sheet at March 31, 2007 and December 31, 2006 are as follows:

	March	December
	31, 2007	31, 2006
	(In thousands)
Trust investments, at market	$1,307,943	$1,329,922
Receivables from customers	222,861	224,740

	1,530,804	1,554,662
Allowance for cancellation	(31,939)	(37,986)

Preneed funeral receivables and trust investments	$1,498,865	$1,516,676

     The cost and market values associated with funeral trust investments at March 31, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of funeral trust investments, which in the aggregate represented 103% of the related cost basis of such investments as of March 31, 2007 and December 31, 2006, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Any impairment charges taken as a result of other-than-temporary declines in fair value are recognized as investment losses and offset by interest income related to non-controlling interest in funeral trust investments in Other (expense) income, net in our condensed consolidated statement of operations. As a result of our reviews at March 31, 2007 and December 31, 2006, we recorded no impairment charges or adjustments for unrealized losses. See Note 8 to the condensed consolidated financial statements for further information related to non-controlling interest in funeral trust investments.

	March 31, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$161,279	$—	$—	$161,279
Fixed income securities:
U.S. Treasury	61,717	1,309	(240)	62,786
Foreign government	84,863	620	(421)	85,062
Corporate	9,490	308	(82)	9,716
Mortgage-backed	3,999	94	(36)	4,057
Insurance-backed	210,066	—	—	210,066
Equity securities:
Preferred stock	2,591	109	(21)	2,679
Common stock	366,464	23,109	(3,375)	386,198
Mutual funds:
Equity	153,062	15,512	(796)	167,778
Fixed income	207,557	8,421	(2,096)	213,882
Private equity and other	64,992	1,377	(2,502)	63,867

Trust investments	$1,326,080	$50,859	$(9,569)	$1,367,370

Less: Assets associated with businesses held for sale				(59,427)

				$1,307,943

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$235,178	$—	$—	$235,178
Fixed income securities:
U.S. Treasury	72,280	1,648	(278)	73,650
Foreign government	86,770	608	(471)	86,907
Corporate	4,844	132	(44)	4,932
Mortgage-backed	4,390	116	(43)	4,463
Insurance-backed	203,709	—	—	203,709
Equity securities:
Preferred stock	714	47	(5)	756
Common stock	328,672	22,425	(2,698)	348,399
Mutual funds:
Equity	124,154	12,896	(539)	136,511
Fixed income	212,302	8,561	(2,254)	218,609
Private equity and other	65,127	1,328	(783)	65,672

Trust investments	$1,338,140	$47,761	$(7,115)	$1,378,786

Less: Assets associated with businesses held for sale				(48,864)

				$1,329,922

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at March 31, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$101,031
Due in one to five years	73,795
Due in five to ten years	90,917
Thereafter	105,944

$371,687

     During the three months ended March 31, 2007, purchases and sales of available-for-sale securities included in trust investments were $227.4 million and $68.0 million, respectively. These sale transactions resulted in $9.5 million and $6.4 million of realized gains and realized losses, respectively, for the three months ended March 31, 2007. During the three months ended March 31, 2006, purchases and sales of available-for-sale securities included in trust investments were $97.1 million and $95.8 million, respectively. These sale transactions resulted in $18.4 million and $5.4 million of realized gains and realized losses, respectively for the three months ended March 31, 2006.
     Earnings from all trust investments are recognized in current funeral revenues when the service is performed, merchandise is delivered, or upon cancellation of the amount we are entitled to retain. Recognized earnings (realized and unrealized) related to these trust investments were $11.3 million and $10.0 million for the three months ended March 31, 2007 and 2006, respectively.
6. Preneed Cemetery Activities
     Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust, remove the corresponding amount from Deferred preneed cemetery revenues, and record the amount into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts when the contract is performed. We deposited $28.6 million and $32.2 million into and withdrew $37.0 million and $21.1 million from the trusts during the three months ended March 31, 2007 and 2006, respectively. Cash flows from preneed cemetery contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed cemetery receivables and trust investments in the condensed consolidated balance sheet at March 31, 2007 and December 31, 2006 are as follows:

	March	December
	31, 2007	31, 2006
	(In thousands)
Trust investments, at market	$1,236,489	$1,236,446
Receivables from customers	376,577	384,428
Unearned finance charges	(52,937)	(54,704)

	1,560,129	1,566,170
Allowance for cancellation	(44,081)	(43,586)

Preneed cemetery receivables and trust investments	$1,516,048	$1,522,584

     The cost and market values associated with the cemetery merchandise and service trust investments at March 31, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate alternative investments). The fair market value of cemetery trust investments, which in the aggregate represented 106% of the related cost basis of such investments as of March 31, 2007 and December 31, 2006, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Any impairment charges taken as a result of other-than-temporary declines in fair value are recognized as investment losses and offset by interest income related to non-controlling interest in cemetery trust investments in Other (expense) income, net in our condensed consolidated statements of operations. As a result of our reviews at March 31, 2007 and December 31, 2006, we recorded no impairment charges or adjustments for unrealized losses. See Note 8 to the condensed consolidated financial statements for further information related to non-controlling interest in cemetery trust investments.

	March 31, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$154,193	$—	$—	$154,193
Fixed income securities:
U.S. Treasury	52,980	3,655	(2,053)	54,582
Foreign government	26,152	794	(23)	26,923
Corporate	10,492	516	(44)	10,964
Equity securities:
Preferred stock	3,792	187	(16)	3,963
Common stock	370,769	27,124	(1,650)	396,243
Mutual funds:
Equity	241,088	29,767	(833)	270,022
Fixed income	383,674	20,018	(2,149)	401,543
Private equity and other	27,380	571	(4,594)	23,357

Trust investments	$1,270,520	$82,632	$(11,362)	$1,341,790

Less: Assets associated with businesses held for sale				(105,301)

				$1,236,489

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$258,365	$—	$—	$258,365
Fixed income securities:
U.S. Treasury	61,785	4,195	(2,147)	63,833
Foreign government	25,187	745	(30)	25,902
Corporate	5,223	398	(32)	5,589
Equity securities:
Preferred stock	2,054	158	(12)	2,200
Common stock	300,188	26,726	(1,756)	325,158
Mutual funds:
Equity	208,396	28,309	(729)	235,976
Fixed income	374,636	21,204	(3,039)	392,801
Private equity and other	28,802	499	(4,153)	25,148

Trust investments	$1,264,636	$82,234	$(11,898)	$1,334,972

Less: Assets associated with businesses held for sale				(98,526)

				$1,236,446

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at March 31, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$10,770
Due in one to five years	26,946
Due in five to ten years	35,424
Thereafter	19,329

$92,469

     During the three months ended March 31, 2007, purchases and sales of available-for-sale securities included in trust investments were $244.3 million and $108.8 million, respectively. These sale transactions resulted in $13.3 million and $6.9 million of realized gains and realized losses, respectively, for the three months ended March 31, 2007. During the three months ended March 31, 2006, purchases and sales of available-for-sale securities included in trust investments were $106.7 million and $95.3 million, respectively. These sale transactions resulted in $16.8 million and $6.5 million of realized gains and realized losses, respectively for the three months ended March 31, 2006.

     Earnings from all trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered, or upon cancellation of the amount we are entitled to retain. Recognized earnings (realized and unrealized) related to these trust investments were $4.6 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.
7. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As the primary beneficiary of the trusts, we consolidate the perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in perpetual care trusts. We deposited $4.1 million and $5.3 million into trusts and withdrew $8.4 million and $7.9 million from trusts during the three months ended March 31, 2007 and 2006, respectively. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The cost and market values associated with trust investments held in perpetual care trusts at March 31, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of perpetual care trusts, which in the aggregate represented 104% and 105% of the related cost basis of such investments as of March 31, 2007 and December 31, 2006, respectively, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Any impairment charges taken as a result of other-than-temporary declines in fair value are recognized as investment losses and offset by interest income related to non-controlling interest in perpetual care trust investments in Other (expense) income, net in our condensed consolidated statements of operations. As a result of our reviews at March 31, 2007 and December 31, 2006, we recorded no impairment charges or adjustments for unrealized losses. See Note 8 to the condensed consolidated financial statements for further information related to non-controlling interest in perpetual care trust investments.

	March 31, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$72,308	$—	$—	$72,308
Fixed income securities:
U.S. Treasury	3,149	572	(48)	3,673
Foreign government	29,747	976	(78)	30,645
Corporate	25,124	1,112	(16)	26,220
Mortgage-backed	672	2	(6)	668
Equity securities:
Preferred stock	6,355	378	(1)	6,732
Common stock	94,104	8,187	(124)	102,167
Mutual funds:
Equity	78,789	5,318	(614)	83,493
Fixed income	584,276	22,326	(1,142)	605,460
Private equity and other	37,806	2,478	(748)	39,536

Perpetual care trust investments	$932,330	$41,349	$(2,777)	$970,902

Less: Assets associated with businesses held for sale				(54,951)

				$915,951

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$167,464	$—	$—	$167,464
Fixed income securities:
U.S. Treasury	11,557	655	(117)	12,095
Foreign government	28,738	952	(101)	29,589
Corporate	24,067	1,255	(13)	25,309
Mortgage-backed	639	2	(8)	633
Equity securities:
Preferred stock	7,931	557	(1)	8,487

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Common stock	86,945	8,806	(115)	95,636
Mutual funds:
Equity	61,498	5,077	(212)	66,363
Fixed income	481,267	24,048	(1,431)	503,884
Private equity and other	36,948	2,446	(694)	38,700

Perpetual care trust investments	$907,054	$43,798	$(2,692)	$948,160

Less: Assets associated with businesses held for sale				(54,229)

				$893,931

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at March 31, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$10,432
Due in one to five years	24,981
Due in five to ten years	13,685
Thereafter	12,108

$61,206

     During the three months ended March 31, 2007, purchases and sales of available-for-sale securities in the perpetual care trusts were $168.7 million and $42.4 million, respectively. These sale transactions resulted in $5.5 million and $1.2 million of realized gains and realized losses, respectively. During the three months ended March 31, 2006, purchases and sales of available-for-sale securities in the perpetual care trusts were $188.5 million and $165.2 million, respectively. These sales transactions resulted in $9.0 million and $3.1 million of realized gains and realized losses, respectively.
     Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $12.3 million and $8.4 million for the three months ended March 31, 2007 and 2006, respectively.
8. Non-Controlling Interest in Funeral and Cemetery Trusts and in Cemetery Perpetual Care Trusts
     We consolidate the merchandise and service trusts associated with our preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, our customers or us. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries.
     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts in our condensed consolidated balance sheet at March 31, 2007 and December 31, 2006 are detailed below.

	March 31, 2007			March 31, 2007
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)
Trust investments, at market value	$1,307,943	$1,236,489	$2,544,432	$915,951
Less: Accrued trust operating payables, deferred taxes and other	(5,272)	(10,539)	(15,811)	(6,570)

Non-controlling interest	$1,302,671	$1,225,950	$2,528,621	$909,381

	December 31, 2006			December 31, 2006
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)
Trust investments, at market value	$1,329,922	$1,236,446	$2,566,368	$893,931
Less: Accrued trust operating payables, deferred taxes and other	(6,052)	(11,573)	(17,625)	(6,745)

Non-controlling interest	$1,323,870	$1,224,873	$2,548,743	$887,186

Other (Expense) Income, Net
     The components of Other (expense) income, net in our condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 are detailed below. See Notes 5 through 7 to the condensed consolidated financial statements for further discussion of the amounts related to the funeral, cemetery and perpetual care trusts.

	Three Months Ended March 31, 2007
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$9,515	$13,294	$5,508	$—	$28,317
Realized losses	(6,411)	(6,853)	(1,221)	—	(14,485)
Interest, dividend and other ordinary income	5,111	7,608	9,948	—	22,667
Trust expenses and income taxes	(3,048)	(3,522)	(994)	—	(7,564)

Net trust investment income	5,167	10,527	13,241	—	28,935
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(5,167)	(10,527)	—	—	(15,694)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(13,241)	—	(13,241)

Total non-controlling interest	(5,167)	(10,527)	(13,241)	—	(28,935)
Other expense	—	—	—	(1,498)	(1,498)

Total other expense, net	$—	$—	$—	$(1,498)	$(1,498)

	Three Months Ended March 31, 2006
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$18,396	$16,832	$9,006	$—	$44,234
Realized losses	(5,430)	(6,453)	(3,128)	—	(15,011)
Interest, dividend and other ordinary income	4,075	12,276	8,084	—	24,435
Trust expenses and income taxes	359	(65)	2,325	—	2,619

Net trust investment income	17,400	22,590	16,287	—	56,277
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(17,400)	(22,590)	—	—	(39,990)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(16,287)	—	(16,287)

Total non-controlling interest	(17,400)	(22,590)	(16,287)	—	(56,277)
Other income	—	—	—	992	992

Total other income, net	$—	$—	$—	$992	$992

9. Debt
     Debt as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
6.875% notes due October 2007	$13,497	$13,497
6.5% notes due March 2008	195,000	195,000
7.7% notes due April 2009	202,588	202,588
7.875% debentures due February 2013	55,627	55,627
7.375% senior notes due October 2014	250,000	250,000
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
7.625% senior notes due October 2018	250,000	250,000
Term loan due 2009	—	100,000
Series A and Series B senior notes due November 2011	200,000	200,000
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	9,925	9,925
Obligations under capital leases	121,861	113,484
Mortgage notes and other debt, maturities through 2050	25,712	26,304
Unamortized pricing discounts and other	(6,456)	(7,553)

Total debt	1,867,754	1,958,872
Less current maturities	(99,202)	(46,176)

Total long-term debt	$1,768,552	$1,912,696

     Current maturities of debt at March 31, 2007 were comprised primarily of the untendered portion of our 6.5% notes due March 2008 (see further discussion below in Debt Extinguishments and Reductions), our 6.875% notes due October 2007, convertible debentures, and capital leases. Our consolidated debt had a weighted average interest rate of 7.13% at March 31, 2007 and 7.30% at December 31, 2006. Approximately 85% and 82% of the total debt had a fixed interest rate at March 31, 2007 and December 31, 2006, respectively.
Bank Credit Facility
     We entered into a new five-year $450 million bank credit facility in November 2006 with a syndicate of financial institutions, comprised of a $300 million revolving credit facility and a $150 million term loan facility, including a sublimit of $175 million for letters of credit. The term loan was funded under the credit facility. We repaid $50 million of the term loan in December 2006 and the remaining $100 million in the first quarter of 2007. The $300 million revolving credit facility remains unfunded.
     The bank credit facility matures in November 2011. As of March 31, 2007, we have used the facility to support $59.1 million of letters of credit. The credit facility provides us with flexibility for working capital cash, if needed and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $59.1 million at March 31, 2007. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, and certain cash distribution and share repurchase restrictions. As of March 31, 2007, we were in compliance with all of our debt covenants. We also pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Issuances and Additions
     Subsequent to March 31, 2007, we completed a private offering of $400 million aggregate principal unsecured senior notes, consisting of $200 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior Notes due 2027. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. We used the net proceeds from the offering to fund the closing of the tender offers for our 6.50% Notes due 2008 and 7.70% Notes due 2009 as further discussed below and for general corporate purposes. Under the terms of the registration rights agreement entered into in connection with the offerings of the notes, we are required to file a registration statement with the SEC with respect to an offer to exchange the notes for a series of registered notes with substantially identical terms.
Debt Extinguishments and Reductions
     In the first quarter of 2007, we repaid $100 million aggregate principal amount of our term loan. As a result of this transaction, we recognized a loss of $2.4 million recorded in Loss on early extinguishment of debt, net in our consolidated statement of operations which represents the write-off of unamortized deferred loan costs of $1.7 million and a $0.7 million premium to early extinguish the debt.
     On March 23, 2007, we commenced a cash tender offer for any and all of our 6.50% Notes due 2008 (total outstanding principal amount of $195 million) and our 7.70% Notes due 2009 (total outstanding principal amount of $202.6 million). At the end of the early participation period, we had received tenders from holders of approximately $149.1 million aggregate principal amount of our 6.50% Notes and approximately $173.8 million aggregate principal amount of our 7.70% Notes. We received additional tenders of approximately $0.7 million at the end of the offer period. The offer expired on April 20, 2007. In connection with the settlement of these instruments, we will record a Loss on early extinguishment, net of approximately $12.2 million in the second quarter of 2007.
Capital Leases
     In the first quarter of 2007, we acquired $17.4 million of transportation vehicles using capital leases.
10. Retirement Plans
     The components of net periodic pension plan benefit cost for the three months ended March 31 were as follows:

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Interest cost on projected benefit obligation	$2,083	$1,973
Actual return on plan assets	(1,026)	(1,038)
Amortization of prior service cost	46	46

	$1,103	$981

     During the third quarter of 2006, we initiated the process to terminate our cash balance plan.
11. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2007:

Assumptions
Dividend yield	1.4%
Expected volatility	38.9%
Risk-free interest rate	4.8%
Expected holding period	5.9 years

Stock Options
     The following table sets forth stock option activity for the three months ended March 31, 2007:

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2006	22,531,316	$7.79
Granted	2,080,400	10.73
Exercised	(1,259,108)	4.68
Expired	(1,316,605)	14.60

Outstanding at March 31, 2007	22,036,003	$7.83

Exercisable at March 31, 2007	18,498,962	$7.50

Restricted Shares
     Restricted share activity for the three months ended March 31, 2007 was as follows:

		Weighted-average
	Restricted	grant-date
	shares	fair value
Nonvested restricted shares at December 31, 2006	795,176	$7.50
Granted	313,800	10.73
Vested	(397,125)	7.27

Nonvested restricted shares at March 31, 2007	711,851	$9.06

12. Stockholders’ Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign			Accumulated
	currency	Pension	Unrealized	other
	translation	related	gains and	comprehensive
	adjustment	adjustments	losses	income
	(In thousands)
Balance at December 31, 2006	$76,652	$(623)	$(3,731)	$72,298
Activity in 2007	4,279	46	81	4,406
Increase in net unrealized losses associated with available-for-sale securities of the trusts	—	—	(2,219)	(2,219)
Reclassification of net unrealized loss activity attributable to the non-controlling interest holders	—	—	2,219	2,219

Balance at March 31, 2007	$80,931	$(577)	$(3,650)	$76,704

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
     The components of Comprehensive income are as follows for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Comprehensive income:
Net income	$37,642	$26,926
Total other comprehensive income (loss)	4,406	(330)

Comprehensive income	$42,048	$26,596

Cash Dividends
     On February 14, 2007, our Board of Directors approved a cash dividend of $.03 per common share. At March 31, 2007, this dividend totaling $8.8 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in the condensed consolidated balance sheet. This dividend was subsequently paid on April 30, 2007.
Share Repurchase Program
     Subject to market conditions and normal trading restrictions, we make purchases in the open market or through privately negotiated transactions under our stock repurchase program. Subsequent to March 31, 2007 we repurchased 4,105,353 shares of common stock at an aggregate cost of $49.9 million and an average cost per share of $12.16. After this purchase the remaining dollar value of shares authorized to be purchased under the share repurchase program was approximately $150.0 million.
13. Segment Reporting
     Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States and Foreign.
     Alderwoods operating results are included in our 2007 results and have not been included as a pro forma adjustment to other periods. Please refer to Note 4 for pro forma presentations related to the Alderwoods acquisition.
     Foreign operations consists of our operations in Canada and Germany. Results from our funeral business in Singapore, which was sold in the fourth quarter of 2006, are discontinued operations. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
	(In thousands)
Revenues from external customers:
Three months ended March 31,
2007	$422,976	$184,579	$607,555
2006	$303,187	$138,814	$442,001
Gross profit:
Three months ended March 31,
2007	$102,397	$38,757	$141,154
2006	$66,483	$22,211	$88,694
Depreciation and amortization:
Three months ended March 31,
2007	$25,424	$5,962	$31,386
2006	$16,414	$4,334	$20,748
Amortization of cemetery property:
Three months ended March 31,
2007	$—	$8,213	$8,213
2006	$—	$5,869	$5,869
Capital expenditures:
Three months ended March 31,
2007	$10,427	$14,309	$24,736
2006	$5,604	$10,895	$16,499

     The following table reconciles certain reportable segment amounts to corresponding consolidated amounts:

	Reportable
	Segments	Corporate	Consolidated
Depreciation and amortization:
Three months ended March 31,
2007	$31,386	$2,391	$33,777
2006	$20,748	$1,794	$22,542
Capital expenditures
Three months ended March 31,
2007	$24,736	$1,502	$26,238
2006	$16,499	$2,537	$19,036
     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Gross profit from reportable segments	$141,154	$88,694
General and administrative expenses	(35,399)	(22,007)
Gains (losses) on dispositions and impairment charges, net	(7,680)	(4,510)

Operating income	98,075	62,177
Interest expense	(37,597)	(26,728)
Loss on early extinguishment of debt, net	(2,358)	—
Interest income	1,592	5,981
Other (expense) income, net	(1,498)	992

Income from continuing operations before income taxes	$58,214	$42,422

     Our geographic area information is as follows:

	United
	States	Foreign	Total
	(In thousands)
Revenues from external customers:
Three months ended March 31,
2007	$561,292	$46,263	$607,555
2006	$411,999	$30,002	$442,001
Gains (losses) on dispositions and impairment charges, net:
Three months ended March 31,
2007	$(7,703)	$23	$(7,680)
2006	$(3,005)	$(1,505)	$(4,510)
Operating income:
Three months ended March 31,
2007	$94,210	$3,865	$98,075
2006	$57,515	$4,662	$62,177
Depreciation and amortization:
Three months ended March 31,
2007	$29,749	$4,028	$33,777
2006	$20,923	$1,619	$22,542
Amortization of cemetery property:
Three months ended March 31,
2007	$7,897	$316	$8,213
2006	$5,373	$496	$5,869
     Depreciation expense related to property, plant, and equipment totaled $30.0 million and $19.4 million for the three months ended March 31, 2007 and 2006, respectively.

14. Supplementary Information
     The detail of certain income statement accounts as presented in the condensed consolidated statement of operations is as follows for the three months ended March 31:

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Merchandise revenues
Funeral	$146,865	$120,829
Cemetery	119,321	89,452

Total merchandise revenues	266,186	210,281
Services revenues
Funeral	265,960	172,858
Cemetery	56,759	41,215

Total services revenues	322,719	214,073

Other revenues	18,650	17,647

Total revenues	$607,555	$442,001

Costs and expenses
Merchandise costs and expenses
Funeral	$71,756	$56,649
Cemetery	46,560	37,343

Total cost of merchandise	118,316	93,992
Services costs and expenses
Funeral	118,909	89,726
Cemetery	27,835	23,477

Total cost of services	146,744	113,203

Overhead and other expenses	201,341	146,112

Total costs and expenses	$466,401	$353,307

15. Commitments and Contingencies
Representations and Warranties
     As of March 31, 2007, we have contingent obligations of $33.0 million resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $9.5 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.
     In March 2004, we disposed of our funeral operations in France to a newly formed, third party company. As a result of this sale, we recognized $35.8 million of contractual obligations related to representations, warranties, and other indemnifications. During the first quarter of 2007, we paid $0.2 million to settle certain tax and litigation matters. The remaining obligation of $23.5 million at March 31, 2007 represents the following:

			Maximum Potential	Carrying
	Contractual		Amount of Future	Value as of
	Obligation	Time Limit	Payments	March 31, 2007
	(In thousands)			(In thousands)
Tax reserve liability	$18,610	December 31, 2007	€30 million	$10,000
Litigation provision	7,765	Until entire resolution of (i) the	(1)	4,136
		relevant claims or (ii) settlement of
		the claim by the purchaser at the
		request of the vendor
Employee litigation provision	6,512	One month after expiration of the	(2)	6,512
		statutory period of limitations
VAT taxes	3,882	One month after expiration of the	(1)	3,882
		statutory period of limitations
Other	3,381	Until entire resolution of (i) the	(2)	3,381
		relevant claims or (ii) settlement of
		the claim by the purchaser at
		the request of the vendor
Total	$40,150			$27,911

Less: Deductible of majority equity owner	(4,382)			(4,382)

	$35,768			$23,529

(1)	The potential maximum exposure for these two items combined is €20.0 million or $26.6 million at March 31, 2007.

(2)	The potential maximum exposure for these two items combined is €40.0 million or $53.2 million at March 31, 2007.
Litigation
     We are a party to various litigation matters, investigations and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. We intend to defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
      In addition to the Valls Lawsuit, we have met with separate counsel representing other families who have made burial practices claims related to this cemetery. In cooperation with the families, our cemetery management initiated an investigation into certain of the families’ claims. We are working with the families and their counsel for the purpose of resolving these claims. No lawsuit has been filed and we cannot quantify our ultimate liability, if any, for the payment of any damages.
     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory petition for review (No. 07-0210) and a mandamus proceeding pending (No. 06-0385) in the Texas Supreme Court (collectively, the “Hijar Lawsuit”). The Hijar Lawsuit involves a state-wide class action brought on behalf of all persons, entities and organizations who purchased funeral services from SCI or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (“Rules”) required SCI to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The Plaintiffs seek to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” SCI denies that the plaintiffs have standing to sue for violations of the Texas Occupations Code or the Rules, denies that plaintiffs have standing to sue for violations under the relevant regulations and statutes, denies that any breaches of contractual terms occurred, and on other grounds denies liability on all of the plaintiffs’ claims. SCI denies that the Hijar Lawsuit satisfies the requirements for class certification.
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
     In the certification appeal the court of appeals issued an opinion holding that the plaintiffs do not have a private right of action for monetary damages under the relevant regulations and statutes. The opinion concludes that the plaintiffs do not have standing to assert their claims for monetary damages on behalf of themselves or the class. The court of appeals therefore reversed the trial court’s order certifying a class, rendered judgment against the plaintiffs on their claims for damages, and remanded the remaining general individual claims for injunctive relief back to the trial court (without opining on the merits of those claims) for further handling consistent with the court’s opinion. Plaintiffs filed a motion for rehearing on August 11, 2006. On January 11, 2007, in response to the motion, the court of appeals issued a substitute opinion in which the court revised a portion of its discussion but reached the same result (i.e., reversing and rendering against the plaintiffs on their damages claims, and remanding for consideration of the remaining claims for injunctive relief). Plaintiffs’ second motion for rehearing was denied by the court of appeals on March 7, 2007. On March 20, 2007, plaintiffs filed a petition for review in the Supreme Court of Texas. The court has not requested a response at this time.
     In the mandamus proceeding, the court of appeals denied the mandamus petition in January 2006, and denied rehearing on March 15, 2006. SCI filed a petition for writ of mandamus in the Supreme Court of Texas, which on September 11, 2006 requested full briefing on the merits. SCI filed its brief on the merits on November 10, 2006; plaintiffs filed their brief on the merits on

November 30, 2006; and SCI filed its reply on the merits on December 15, 2006. The court has not yet taken further action in the mandamus proceeding.
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
     The Funeral Consumers Case and the Pioneer Valley Case seek injunctions, monetary damages, and treble damages. Since the litigation is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of damages.
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
     Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.: 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the Plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor record keeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, Plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this is due to poor record keeping, maps and surveys at the cemetery. The Plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. No class has been certified in this matter. Since the action is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.
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

16. Earnings Per Share
     Basic earnings (loss) per common share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common shares that then shared in our earnings (losses).
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)
Income from continuing operations (numerator):
Income from continuing operations — basic	$34,717	$26,777
After tax interest on convertible debt	13	—

Income from continuing operations — diluted	$34,730	$26,777
Income from discontinued operations, net of tax (numerator)	$2,925	$149
Net income (numerator):
Net income — basic	$37,642	$26,926
After tax interest on convertible debt	13	—

Net income — diluted	$37,655	$26,926
Denominator:
Weighted average shares — basic	293,096	294,308
Stock options	5,167	4,251
Restricted stock	237	119
Convertible debt	121	—

Weighted average shares — diluted	298,621	298,678

Income from continuing operations per share:
Basic	$.12	$.09
Diluted	$.12	$.09

Income from discontinued operations per share, net of tax:
Basic	$.01	$—
Diluted	$.01	$—

Net income per share:
Basic	$.13	$.09
Diluted	$.13	$.09

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Antidilutive options	3,821	7,479
Antidilutive convertible debentures	196	659

Total common stock equivalents excluded from computation	4,017	8,138

17. Divestiture-Related Activities
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

     Gains (losses) on dispositions and impairment charges, net consists of the following for the three months ended March 31:

	2007	2006
	(In thousands)
Gains (losses) on dispositions, net	$(7,645)	$1,432
Impairment losses on assets held for sale	(35)	(5,942)

	$(7,680)	$(4,510)

Assets Held for Sale
     In connection with the acquisition of Alderwoods, we have agreed to a consent order with the staff of the Federal Trade Commission (FTC) that identifies certain properties the FTC will require us to divest as a result of the acquisition. The consent order has been approved by the FTC commissioners.
     In addition, we have committed to a plan to sell certain other operating properties. As a result, these properties, along with those expected to be sold as a result of the FTC agreement, have been classified as assets held for sale in our March 31, 2007 and December 31, 2006 consolidated balance sheets.
     Net assets held for sale at March 31, 2007 were as follows:

March 31, 2007
(In thousands)
Assets:
Current assets	$5,637
Preneed funeral receivables and trust investments	68,323
Preneed cemetery receivables and trust investments	113,973
Cemetery property	65,821
Property and equipment, at cost (net)	23,564
Deferred charges and other assets	13,027
Goodwill	26,911
Cemetery perpetual care trust investments	54,951

Total assets	372,207

Liabilities:
Accounts payable and accrued liabilities	398
Deferred preneed funeral revenues	76,906
Deferred preneed cemetery revenues	124,994
Other liabilities	1,015
Non-controlling interest in perpetual care trusts	54,951

Total liabilities	258,264

Net assets held for sale	$113,943

Sale of Operations in Chile
     In September 2005, we completed the sale of our cemetery operations in Chile for proceeds of approximately $106 million. We received net cash proceeds of $90.0 million upon completion of the sale and received additional cash proceeds of CLP 5.8 billion or approximately $11.0 million in 2006. In the first quarter of 2007, we received the remainder of the proceeds totaling CLP 2.5 billion or approximately $4.7 million.
Sales of Assets to StoneMor Partners LP
     In November 2005, we sold 21 cemeteries and six funeral homes to StoneMor for $12.7 million. In connection with this sale, we received $6.8 million in cash and 280,952 StoneMor units, valued at $5.9 million, in November of 2005. In the first quarter of 2006, we disposed of our investment in StoneMor Partners LP units for $5.9 million and received a dividend of $0.1 million.

Discontinued Operations
     As part of the Alderwoods transaction, we acquired an insurance subsidiary for which we have commenced a plan to divest. The operations of this subsidiary are presented as discontinued operations in our condensed consolidated statement of operations and as assets and liabilities of discontinued operations on our condensed consolidated balance sheet.
     During the fourth quarter of 2006, we disposed of our funeral operations in Singapore. During the third quarter of 2005, we also disposed of our cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.
     The results of our discontinued operations for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)
Revenues	$25,464	$1,314
Costs and other expenses	(21,802)	(1,069)

Income from discontinued operations before income taxes	3,662	245
Provision for income taxes	(737)	(96)

Income from discontinued operations	$2,925	$149

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. Our operations in North America are located in the United States and Canada. We believe we are positioned for continued growth in 2007.
     Our recent acquisition of Alderwoods allows us to serve a number of new, complementary areas, while enabling us to capitalize on significant synergies and operating efficiencies. We have identified several areas where we beieve cost-saving synergies can be reasonably and quickly realized, including the elimination of duplicate information technology systems and infrastructure, duplicate accounting, finance, legal and other systems, overlapping management, and duplicate executive and public company costs. We also expect to realize synergies in funeral and cemetery operations, including improved purchasing leverage and revenue enhancements.
     We currently have approximately $150.0 million authorized to repurchase our common stock, subject to bank covenant restrictions. Our financial stability is further enhanced by our $6.5 billion backlog of future revenues at March 31, 2007, which is the result of preneed funeral and cemetery sales. We have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Strategies for Growth
     In recent years, we have strengthened our balance sheet, lowered our cost structure, introduced more efficient systems and processes and strengthened our management team. We believe these improvements, together with our acquisition of Alderwoods, present us with significant opportunities to achieve future growth. Our principal strategies are as follows:
•	Approach the business by customer preference;

•	Realign pricing to reflect current market environment;

•	Drive operating discipline and take advantage of our scale; and

•	Manage and grow the footprint.
     For additional information on these strategies, see our Annual Report on Form 10-K for the year ended December 31, 2006.
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. In addition, we have approximately $240 million in borrowing capacity under our 5-year, $300.0 million revolving credit facility (which is currently supporting $59.1 million of letters of credit). We believe these sources of liquidity, along with the proceeds from divestitures discussed below, can be supplemented by our ability to access the capital markets for additional debt or equity securities.
     In connection with our acquisition of Alderwoods, we have agreed to sell certain properties pursuant to an agreement with the staff of the Federal Trade Commission (FTC). In addition, we have committed to a plan to sell certain other operating properties. In the first quarter of 2007, we generated $26.8 million of proceeds from divestitures of 51 of these properties. We expect to sell the 55 FTC-mandated properties and other identified properties during the remainder of 2007 for proceeds of approximately $120 million to $140 million. In addition, we have entered into a definitive agreement to sell Mayflower National Life Insurance Company, Alderwoods former insurance subsidiary, for $65 million and expect to close the transaction during the second quarter of 2007.
     At March 31, 2007, our current liabilities exceeded our current assets as a result of using $608 million of available cash in the Alderwoods transaction. We believe our future operating cash flows and the available capacity under our credit facility will be adequate to meet our working capital needs.

Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the three months ended March 31, 2007 and 2006 are as follows:
     Operating Activities — Cash flows from operating activities in the first quarter of 2007 were $127.9 million compared to $80.2 million in the first quarter of 2006. Included in the first quarter of 2007 are one-time transition and other costs related to the Alderwoods acquisition of $7.8 million. Excluding the above items, cash flow from operations in 2007 increased approximately $55.5 million compared to 2006. This increase is largely due to the addition of Alderwoods locations and improvements in working capital. This working capital source resulted from $7.6 million in insurance proceeds related to Hurricane Katrina and a decrease in long-term incentive payments. Partially offsetting the improvements in cash flow from operations were increases of $4.9 million in interest payments and $6.8 million in cash taxes in the first quarter of 2007 compared to the first quarter of 2006.
     Investing Activities — Cash flows from investing activities increased $34.2 million in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a $36.3 million increase in proceeds from sales of businesses in North America. The first quarter of 2007 also includes $4.7 million of proceeds from the resolution of an income tax contingency related to the 2005 sale of our operations in Chile. In the first quarter of 2006, we sold the 280,952 StoneMor Partners LP units received in the fourth quarter of 2005 related to the disposition of assets. The proceeds from the sale of these shares totaled $5.9 million.
     Financing Activities — Cash used in financing activities increased $87.5 million in the first quarter of 2007 compared to the same period in 2006 primarily due to the early extinguishment of debt, slightly offset by an increase in stock option exercises. Payments of debt in 2007 included a $100.0 million repayment of our term loan, $0.5 million in scheduled debt payments, and $6.8 million in payments on capital leases. The $6.6 million of debt payments in 2006 consist of $1.2 million in scheduled debt payments and $5.4 million in payments of capital leases.
Financial Assurances
     In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds are recorded on the condensed consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The surety bonds outstanding for our funeral and cemetery preneed arrangements, as well as surety bonds for other activities, are described below.

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Preneed funeral	$132.3	$137.0
Preneed cemetery:
Merchandise and services	155.0	162.0
Pre-construction	8.7	8.6

Bonds supporting preneed funeral and cemetery obligations	296.0	307.6

Bonds supporting preneed business permits	5.1	3.6
Other bonds	15.1	12.4

Total surety bonds outstanding	$316.2	$323.6

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2007 and 2006, we had $10.4 million and $14.3 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
     In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. Our backlog of funeral and cemetery contracts shown below represents the total amount of future revenues we have under contract at March 31, 2007 and December 31, 2006.
     The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2007 and 2006.

	North America
	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$37.5	$33.7

Sales production (number of contracts)	8,099	7,902

Maturities	$56.1	$46.4

Maturities (number of contracts)	14,007	10,676

Cemetery:
Sales production:
Preneed	$92.2	$77.4
Atneed	74.8	56.0

Total sales production	167.0	133.4

Sales production deferred to backlog:
Preneed	$42.0	$37.5
Atneed	56.6	41.6

Total sales production deferred to backlog	98.6	79.1

Revenue recognized from backlog:
Preneed	$41.8	$28.1
Atneed	52.1	40.3

Total revenue recognized from backlog	93.9	68.4

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
     The table below details the North America results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2007 and 2006, and the number of contracts associated with those transactions.

	North America
	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Preneed funeral insurance-funded(1):
Sales production	$80.7	$47.6

Sales production (number of contracts)	14,605	9,635

General agency revenue	$10.2	$9.5

Maturities	$67.9	$50.0

Maturities (number of contracts)	15,824	10,640

(1)	Amounts are not included in the condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues including amounts related to Non-controlling interest in funeral and cemetery trusts at March 31, 2007 and December 31, 2006. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which is not included in our condensed consolidated balance sheet) at March 31, 2007 and December 31, 2006. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	North America
	March 31, 2007		December 31, 2006
	Market	Cost	Market	Cost
		(Dollars in billions)
Backlog of trust-funded deferred preneed funeral revenues	$1.70	$1.67	$1.66	$1.62
Backlog of insurance-funded preneed funeral revenues	$2.99	$2.99	$2.98	$2.98

Total backlog of preneed funeral revenues	$4.69	$4.66	$4.64	$4.60

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.38	$1.35	$1.45	$1.41
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$2.99	$2.99	$2.98	$2.98

Total assets associated with backlog of preneed funeral revenues	$4.37	$4.34	$4.43	$4.39

Backlog of deferred cemetery revenues	$1.85	$1.78	$1.85	$1.78

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.35	$1.29	$1.36	$1.30

     The market value of funeral and cemetery trust investments was based primarily on quoted market prices at March 31, 2007 and December 31, 2006. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited into trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.
Results of Operations — Three Months Ended March 31, 2007 and 2006
Management Summary
     The first quarter 2007 represents our first full quarter of combined results following the Alderwoods acquisition. Key highlights in the first quarter of 2007 included:
•	an improvement in first quarter 2007 gross margin percentage to 23.2% from 20.1% in the first quarter of 2006;

•	a 3.6% increase in consolidated North America average revenue per funeral service compared to the first quarter of 2006;

•	North America funeral services performed increased 22,826, or 36.1%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of locations acquired in the Alderwoods transaction; and

•	Comparable cremation rates were 41.7% in the first quarter of 2007 and 42.1% in the first quarter of 2006 reflecting our strategic pricing initiative and improved discounting policies, which have resulted in a decline in highly-discounted, low-service cremation funeral services.
Results of Operations
     In the first quarter of 2007, we reported net income of $37.6 million ($.13 per diluted share) compared to net income in the first quarter of 2006 of $26.9 million ($.09 per diluted share). These results were impacted by certain items that decreased earnings, including:
•	net after-tax losses on asset sales of $8.6 million in the first quarter of 2007 and $3.7 million in the first quarter of 2006;

•	after-tax losses from the early extinguishment of debt of $1.5 million in the first quarter of 2007; and

•	after-tax one-time transition and other expenses related to our recent Alderwoods acquisition of $7.0 million in the first quarter of 2007.
     Certain items that increased earnings included:
•	after-tax earnings from discontinued operations of $2.9 million in the first quarter of 2007, and $0.1 million in the first quarter of 2006.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2007 and 2006. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2006 and ending March 31, 2007. The following tables present operating results for funeral and cemetery locations that were owned by us during this period. As implied by our definition of comparable operations, these results specifically exclude any impact from the Alderwoods acquisition.

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Three months ended March 31, 2007	Consolidated	New Construction	with Dispositions	Comparable
		(Dollars in millions)
North America
Funeral revenue	$421.4	$129.1	$1.1	$291.2
Cemetery revenue	184.6	52.5	0.5	131.6

	606.0	181.6	1.6	422.8
Germany
Funeral revenue	1.6	—	—	1.6

Total revenues	$607.6	$181.6	$1.6	$424.4

North America
Funeral gross profits	$102.4	$34.0	$—	$68.4
Cemetery gross profits	38.8	14.7	0.1	24.0

	141.2	48.7	0.1	92.4
Germany
Funeral gross profits	—	—	—	—

Total gross profits	$141.2	$48.7	$0.1	$92.4

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Three months ended March 31, 2006	Consolidated	New Construction	with Dispositions	Comparable
		(Dollars in millions)
North America
Funeral revenue	$301.6	$0.1	$10.9	$290.6
Cemetery revenue	138.8	0.1	4.8	133.9

	440.4	0.2	15.7	424.5
Germany
Funeral revenue	1.6	—	—	1.6

Total revenues	$442.0	$0.2	$15.7	$426.1

North America
Funeral gross profits	$66.3	$0.1	$1.1	$65.1
Cemetery gross profits	22.2	(0.1)	(1.2)	23.5

	88.5	—	(0.1)	88.6
Germany
Funeral gross profits	0.2	—	—	0.2

Total gross profits	$88.7	$—	$(0.1)	$88.8

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service in North America for the three months ended March 31, 2007 and 2006. We calculate average revenue per funeral service by dividing consolidated North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary, by the number of funeral services performed in North America during the period.

	Three months ended March 31,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
North America funeral revenue	$421.4	$301.6
Less: GA revenues	10.2	9.5
Kenyon revenues	1.2	1.3

Adjusted North America funeral revenue	$410.0	$290.8

North America funeral services performed	86,087	63,261
North America average revenue per funeral service	$4,763	$4,597
     The following table provides the data necessary to calculate our comparable average revenue per funeral service in North America for the three months ended March 31, 2007 and 2006. We calculate average revenue per funeral service by dividing comparable North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed in North America during the period.

	Three months ended March 31,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
Comparable North America funeral revenue	$291.2	$290.6
Less: GA revenues and other	9.6	9.2
Kenyon revenues	1.2	1.3

Adjusted comparable North America funeral revenue	$280.4	$280.1

Comparable North America funeral services performed	57,133	60,445
Comparable North America average revenue per funeral service	$4,908	$4,634

Funeral Results
Consolidated Funeral Revenue
     Consolidated revenues from funeral operations were $423.0 million in the three months ended March 31, 2007 compared to $303.2 million in the same period of 2006. The increase is primarily a result of the addition of Alderwoods operations which performed well and contributed $128.4 million in funeral revenues in the first quarter of 2007. In addition, we disposed of locations which contributed $9.2 million of revenue in the first quarter of 2006. Our comparable North America funeral revenues were up $0.6 million, or 0.2% compared to the first quarter of 2006.
Funeral Services Volume
     Our consolidated funeral services volume increased 22,826, or 36.1%, in the first quarter of 2007 compared to the same period in 2006. This increase includes 28,594 funeral services performed by locations acquired in the Alderwoods transaction. This increase was partially offset by a decrease from disposed locations of 2,456 funeral services. Additionally, our comparable funeral services performed decreased 3,312, or 5.5%, which we attribute to certain local business decisions to exit unprofitable business relationships primarily related to low-priced direct cremation activities, and soft death trends in North America in the first quarter of 2007. The local business decisions mentioned above were made based on our customer segmentation strategy, which focuses on more profitable opportunities with certain customer segments. We will continue to evaluate existing relationships and may ultimately choose to exit other markets as we continue to employ our strategy. Our comparable cremation rate of 41.7% in the three months ended March 31, 2007 was down compared to 42.1% for the same period in 2006. We have seen the upward trend in our cremation rate reverse despite the continued increase in cremation generally in the markets where we compete, reflecting the impact of our decision to exit unprofitable immediate cremation activities.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $166, or 3.6%, in the three months ended March 31, 2007 over the same period of 2006. Our comparable average revenue per funeral service (which excludes the Alderwoods locations) increased 5.9% or $274 per funeral service reflecting the continued benefits from our strategic pricing initiative at legacy locations. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentration those services, which our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service. Our strategic pricing initiative was commenced at a limited number of former Alderwoods locations in the first quarter of 2007 and will continue throughout the remainder of 2007. We expect our average revenue per funeral service to continue to improve as we realize the benefit of this initiative.
Funeral Gross Profit
     Consolidated funeral gross profit increased $35.9 million in the first quarter of 2007 compared to the first quarter of 2006 primarily due to gross profit contributed from former Alderwoods operations. The consolidated gross margin percentage increased to 24.2% from 21.9% due primarily to synergies achieved in the Alderwoods transaction and cost improvements in our infrastructure. In addition, we disposed of locations which contributed $1.1 million of gross profit in the first quarter of 2006. Gross profit from our comparable North America funeral locations increased $3.3 million primarily as a result of a decline in expenses for salary and fringe benefits due to more centralization and standardization in our organization.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $45.8 million, or 33.0% in the first quarter of 2007 compared to the first quarter of 2006, reflecting a $51.9 million increase from former Alderwoods operations. Consolidated cemetery property revenue increased $26.9 million primarily due to operations acquired from Alderwoods. This includes $18.0 million related to the Rose Hills cemetery as several large construction projects were completed during the quarter. This increase was partially offset by a $3.8 million decrease in revenue from disposed locations. Our comparable cemetery revenues declined $2.3 million in the first quarter 2007 compared to the same period of 2006, as decreased preneed production was partially offset by increased property recognition rates.

Cemetery Gross Profits
     Consolidated cemetery gross profit increased $16.6 million or 74.5% in the first quarter of 2007 compared to the first quarter of 2006. Consolidated cemetery gross margin percentages increased to 21.0% in the first quarter of 2007 from 16.0% in the same period of 2006. These increases reflect the addition of gross profit from operations acquired from Alderwoods. We also disposed of locations with negative gross profits in 2006 of $(1.6) million. Our comparable cemetery gross margins increased $0.5 million in the first quarter of 2007 compared to the first quarter of 2006 as declines in revenue were more than offset by decreases in costs, including a $1.2 million decrease in salaries as we focus on infrastructure improvements.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $35.4 million in the first quarter of 2007 compared to $22.0 million in the first quarter of 2006. General and administrative costs increased $13.4 million primarily due to $11.3 million of one-time transition and other expenses related to the acquisition of Alderwoods. Additionally, salary expense increased $2.9 million as a result of Alderwoods corporate expenses that are expected to wind down throughout 2007.
Gains (Losses) on Dispositions and Impairment Charges, Net
     In the first quarter of 2007, we recognized a $7.7 million net pretax loss on asset divestitures. This loss was primarily associated with the disposition of underperforming funeral and cemetery businesses in the United States and Canada, partially offset by gains on dispositions of real estate.
     In the first quarter of 2006, we recognized a $4.5 million net pretax loss from impairments and asset divestitures primarily associated with underperforming funeral and cemetery businesses in the United States and Canada.
Interest Expense
     Interest expense increased to $37.6 million in the first quarter of 2007, compared to $26.7 million in the first quarter of 2006. The increase of $10.9 million in interest expense resulted from increased borrowings to finance the Alderwoods acquisition in the fourth quarter of 2006.
Interest Income
     Interest income of $1.6 million in the first quarter of 2007, represents $4.4 million decrease from the first quarter of 2006, as expected due to decreases in our average cash balance.
Loss on Early Extinguishment of Debt
     During 2007, we repaid $100.0 million of our term loan. As a result of this transaction, we recognized a loss of $2.4 million, which represents the write-off of unamortized deferred loan costs of $1.7 million and a $0.7 million premium to early extinguish the debt.
Other (Expense) Income, Net
     Other (expense) income, net was a $1.5 million expense in the first quarter of 2007, compared to income of $1.0 million in the first quarter of 2006. Key components of other (expense) income, net for the periods presented are as follows:
•	Surety bond premium costs were $0.9 million in the first quarter of 2007 and $1.0 million in the first quarter of 2006.

•	The first quarter of 2007 includes $1.3 million of unfavorable adjustments to our notes receivable allowance compared to $2.0 million of favorable adjustments in the first quarter of 2006.

•	Equity income of $0.7 million was recognized in 2007 from our equity investment in operations in France.

(Provision) Benefit for Income Taxes
     The consolidated effective tax rate in the first quarter of 2007 resulted in a provision of 40.4%, compared to a provision of 36.9% in the first quarter of 2006. The tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 298.6 million in the first quarter of 2007, compared to 298.7 million in the first quarter of 2006.
Critical Accounting Policies
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. No significant changes to our accounting policies have occurred subsequent to December 31, 2006, except as described below within Recent Accounting Pronouncements and Accounting Changes.
Recent Accounting Pronouncements and Accounting Changes
     For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 3.
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense, and negative currency translation effects.

•	Our ability to successfully integrate Alderwoods or that the anticipated benefits of the acquisition are not fully realized.

•	The outcomes of pending lawsuits, proceedings and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	The outcome of a pending Internal Revenue Service audit. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.

•	Our credit agreement and privately placed debt securities that may prevent us from engaging in certain transactions.

•	Our ability to buy our common stock under our share repurchase programs which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.
     For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2006 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes in our exposure to market risk during the most recently completed fiscal quarter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is set forth in Note 15 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 31, 2007, we issued 364 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     We did not make any share repurchases in the first quarter of 2007. As of March 31, 2007, the aggregate purchases pursuant to our share repurchase program totaled $363.3 million. As of March 31, 2007, the remaining dollar value of shares that may yet be purchased under our share repurchase program was approximately $200.0 million. Subsequent to March 31, 2007, we repurchased 4,105,353 shares of common stock at an aggregate cost of $49.9 million. After this purchase, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $150.0 million.

Item 6. Exhibits

10.1	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and James Shelger; Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and James M. Shelger.

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2007 and 2006.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

May 10, 2007	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey I. Beason
Jeffrey I. Beason
Vice President and Corporate Controller (Chief Accounting Officer)

Index to Exhibits

10.1	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and James Shelger; Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and James M. Shelger.

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2007 and 2006.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.