Form 10-Q
period 2007-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2007-08-08
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 1, 2007 was 287,099,141 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$565,492	$431,400	$1,173,047	$873,401
Costs and expenses	(462,131)	(347,212)	(928,532)	(700,519)

Gross profit	103,361	84,188	244,515	172,882
General and administrative expenses	(30,281)	(20,922)	(65,680)	(42,929)
Gains (losses) on dispositions and impairment charges, net	9,743	(2,881)	2,063	(7,391)

Operating income	82,823	60,385	180,898	122,562
Interest expense	(36,165)	(26,609)	(73,762)	(53,337)
Loss on early extinguishment of debt	(12,122)	—	(14,480)	—
Interest income	2,478	6,782	4,070	12,763
Equity in earnings of unconsolidated subsidiaries	5,559	137	6,270	137
Other (expense) income, net	(723)	66	(2,932)	1,058

Income from continuing operations before income taxes	41,850	40,761	100,064	83,183
Provision for income taxes	(28,941)	(15,404)	(52,438)	(31,049)

Income from continuing operations	12,909	25,357	47,626	52,134
Income from discontinued operations (net of income tax provision (benefit) of $1,223, ($13), $1,960 and $83, respectively)	2,209	93	5,134	242

Net income	$15,118	$25,450	$52,760	$52,376

Basic earnings per share:
Income from continuing operations	$.04	$.09	$.16	$.18
Income from discontinued operations, net of tax	.01	—	.02	—

Net income	$.05	$.09	$.18	$.18

Diluted earnings per share:
Income from continuing operations	$.04	$.09	$.16	$.18
Income from discontinued operations, net of tax	.01	—	.02	—

Net income	$.05	$.09	$.18	$.18

Basic weighted average number of shares	290,577	293,409	291,941	293,580

Diluted weighted average number of shares	296,124	297,501	297,480	297,784

Dividends declared per share	$.030	$.025	$.060	$.050

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$222,785	$39,880
Receivables, net	102,107	107,194
Inventories	39,017	39,535
Current assets of discontinued operations	2,480	2,236
Current assets held for sale	3,033	6,330
Other	37,363	43,162

Total current assets	406,785	238,337

Preneed funeral receivables and trust investments	1,546,224	1,516,676
Preneed cemetery receivables and trust investments	1,550,552	1,522,584
Cemetery property, at cost	1,465,152	1,495,248
Property and equipment, net	1,605,899	1,641,353
Non-current assets of discontinued operations	380,579	371,132
Non-current assets held for sale	169,407	349,311
Goodwill	1,260,587	1,264,272
Deferred charges and other assets	396,861	436,545
Cemetery perpetual care trust investments	958,947	893,931

	$9,740,993	$9,729,389

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$305,374	$341,173
Current maturities of long-term debt	103,837	46,176
Current liabilities of discontinued operations	3,071	2,351
Current liabilities held for sale	157	419
Income taxes	22,498	17,828

Total current liabilities	434,937	407,947

Long-term debt	1,837,318	1,912,696
Deferred preneed funeral revenues	541,472	537,792
Deferred preneed cemetery revenues	735,098	754,193
Deferred income taxes	99,866	177,341
Non-current liabilities of discontinued operations	324,383	311,498
Non-current liabilities held for sale	116,161	239,800
Other liabilities	479,506	357,418
Non-controlling interest in funeral and cemetery trusts	2,609,718	2,548,743
Non-controlling interest in cemetery perpetual care trusts	955,358	887,186
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 288,103,566 and 293,222,114, issued and outstanding (net of 7,975,808 and 10,000 treasury shares, at par)	288,104	293,222
Capital in excess of par value	2,063,246	2,135,649
Accumulated deficit	(858,068)	(906,394)
Accumulated other comprehensive income	113,894	72,298

Total stockholders’ equity	1,607,176	1,594,775

	$9,740,993	$9,729,389

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$52,760	$52,376
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of tax	(5,134)	(242)
Loss on early extinguishment of debt	14,480	—
Premiums paid on early extinguishment of debt	(11,368)	—
Depreciation and amortization	66,876	45,670
Amortization of cemetery property	17,800	12,743
Amortization of loan cost	3,617	5,070
Provision for doubtful accounts	6,688	4,718
Provision for deferred income taxes	38,024	24,966
(Gains) losses on dispositions and impairment charges, net	(2,063)	7,391
Share-based compensation	5,980	3,856
Excess tax benefits from share-based awards	(4,123)	—
Equity in earnings of unconsolidated subsidiaries	(6,270)	(137)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(5,222)	18,001
Increase in other assets	(10,112)	(16,431)
Decrease in payables and other liabilities	(40,626)	(39,150)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	19,866	14,505
Increase in deferred preneed funeral revenue	20,303	1,311
Decrease in funeral non-controlling interest	(25,518)	(11,395)
Effect of cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	30,452	11,895
Increase (decrease) in deferred preneed cemetery revenue	27,410	(12,979)
(Decrease) increase in cemetery non-controlling interest	(19,215)	28,950
Other	(329)	(264)

Net cash provided by operating activities from continuing operations	174,276	150,854
Net cash provided by operating activities from discontinued operations	17,279	749

Net cash provided by operating activities	191,555	151,603
Cash flows from investing activities:
Capital expenditures	(65,392)	(40,533)
Proceeds from divestitures and sales of property and equipment	214,494	26,744
Acquisitions	(212)	(14,677)
Net withdrawals of restricted funds and other	(238)	10,613

Net cash provided by (used in) investing activities from continuing operations	148,652	(17,853)
Net cash (used in) provided by investing activities from discontinued operations	(8,546)	11,155

Net cash provided by (used in) investing activities	140,106	(6,698)
Cash flows from financing activities:
Proceeds from long-term debt issued	398,996	—
Debt issuance costs	(6,443)	—
Payments of debt	(2,152)	(13,713)
Principal payments on capital leases	(13,807)	(10,701)
Early extinguishment of debt	(422,641)	—
Proceeds from exercise of stock options	13,189	2,402
Purchase of Company common stock	(103,598)	(27,870)
Excess tax benefits from share-based awards	4,123	—
Payments of dividends	(17,645)	(14,719)
Bank overdrafts	2,211	—

Net cash used in financing activities from continuing operations	(147,767)	(64,601)
Net cash used in financing activities from discontinued operations	(2,113)	—

Net cash used in financing activities	(149,880)	(64,601)
Effect of foreign currency	1,124	2,085

Net increase in cash and cash equivalents	182,905	82,389
Cash and cash equivalents at beginning of period	39,880	446,782

Cash and cash equivalents at end of period	$222,785	$529,171

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
			Treasury	Capital in		other
	Outstanding	Common	stock, par	excess of	Accumulated	comprehensive
	shares	stock	value	par value	deficit	income	Total
Balance at December 31, 2006	293,222	$293,232	$(10)	$2,135,649	$(906,394)	$72,298	$1,594,775
Cumulative effect of adoption of FIN 48					11,987		11,987
Net income					52,760		52,760
Dividends declared on common stock ($.06 per share)				(17,603)			(17,603)
Total other comprehensive income						41,596	41,596
Employee share based compensation earned				5,980			5,980
Stock option exercises and other	2,594	2,534	60	11,990			14,584
Restricted stock awards, net of forfeitures	314	314		(314)			—
Tax benefit related to share-based awards				6,695			6,695
Purchase of Company stock	(8,026)		(8,026)	(79,151)	(16,421)		(103,598)

Balance at June 30, 2007	288,104	$296,080	$(7,976)	$2,063,246	$(858,068)	$113,894	$1,607,176

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Nature of Operations
     We are a provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. We also own a minority interest in funeral operations of an entity in France for which we entered into an agreement to divest in the third quarter of 2007. Additionally, we own Kenyon International Emergency Services (Kenyon), a subsidiary that specializes in providing disaster management services in mass fatality incidents as well as training, planning, and crisis-communications consulting services. Kenyon’s results are included in our funeral operations segment. As part of the Alderwoods transaction, we acquired Mayflower National Life Insurance Company, an insurance business for which, as of June 30, 2007, we had entered into a definitive agreement to sell, and which we sold in July 2007. The operations of this business are presented as discontinued operations in our condensed consolidated statement of operations and as assets and liabilities of discontinued operations on our condensed consolidated balance sheet.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our condensed consolidated financial statements include the accounts of Service Corporation International and all majority-owned subsidiaries. These statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts, and perpetual care trusts in which we have a variable interest and are the primary beneficiary. The interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2006, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
     We have reclassified certain prior period amounts to conform to the current period financial statement presentation with no effect on previously reported results of operations, financial condition, or cash flows.
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
Fair Value Option for Financial Assets and Liabilities
     In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.
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
4. Income Taxes
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
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $12.0 million net increase in our liability for unrecognized tax benefits, which was recorded as a $24.0 million increase to goodwill (related to uncertain tax positions acquired in the recent Alderwoods transaction) and a $12.0 million reduction in our accumulated deficit as of January 1, 2007. As of the date of adoption and after considering the impact of recognizing the net liability increase noted above, our unrecognized tax benefits totaled $257.1 million, of which $156.3 million would impact our effective tax rate, if recognized.
     In the second quarter of 2007, we recorded a $1.3 million increase in the liability for unrecognized tax benefits due to a change in estimate, which was recorded as purchase price allocation adjustment. We also expect to recognize a net decrease in our liability for uncertain tax positions within the twelve months following January 1, 2007 of approximately $6.0 million, relating to uncertain positions taken in prior years, as a result of expiring federal and state statutes.
     We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the Internal Revenue Service has recently completed its field work for tax years 1999 through 2002, and various state and foreign jurisdictions are auditing years through 2005. It is reasonably possible that one or more of these multi-jurisdictional audits will be settled in 2007 or later, as some are in the final approval stage, and if favorably resolved such settlements could result in a significant reduction in the amount of our unrecognized tax benefits.
     Consistent with our historical financial reporting, we recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense account. We had recognized approximately $51.3 million for the payment of interest and penalties at January 1, 2007, which is included in the $257.1 million in unrecognized tax benefits noted above. During the three and six months ended June 30, 2007, we recognized an additional $2.6 million and $5.0 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
Effective Tax Rate
      The effective tax rates for the three and six months ended June 30, 2007 were 69.2% and 52.4%, respectively, compared to 37.8% and 37.3% for the same periods in 2006. The effective tax rates for 2007 were negatively impacted by permanent differences between the book and tax bases of asset dispositions, FIN 48 interest and penalties accrued on uncertain tax positions, and state income tax increases primarily as a result of changes in state tax laws.

5. Alderwoods Acquisition
     On November 28, 2006 we completed our acquisition of Alderwoods Group, Inc. (Alderwoods). In the first half of 2007, we adjusted our goodwill for various purchase price allocation adjustments as follows (in thousands):

Adjustments to fair value of deferred revenue	(25,186)
Adjustments to fair value of intangible asset	22,453
Adjustments to fair value of acquired locations	(49,322)
Adjustments to deferred taxes	36,247
Adjustments to certain accrued liabilities	1,800
Other	1,867

Total adjustment to Alderwoods goodwill	$(12,141)
     During the second quarter, we recorded adjustments to the fair value of deferred revenue and intangible assets in connection with our recent reconciliations of the preneed funeral and cemetery backlog of Alderwoods. We also corrected the fair value of certain assets and liabilities sold during the quarter, including related deferred tax effects, for certain locations mandated for divestment pursuant to our FTC decree.
     As of June 30, 2007, we had concluded our adjustments to the fair value of all assets acquired and liabilities assumed in the Alderwoods merger, with the exception of certain pre-acquisition contingencies. These pre-acquisition contingencies primarily relate to legal matters which existed at the date of the merger, but for which our final assessment required us to gather and analyze a significant amount of additional information and in so doing, to seek third party assistance. We expect to complete this assessment during the third quarter of 2007.
     The condensed consolidated statement of operations for the three and six months ended June 30, 2007 includes the results of operations of Alderwoods. For the three and six months ended June 30, 2006, the following unaudited pro forma information presents information as if the merger occurred on January 1, 2006:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(In thousands)
Revenues	$559,172	$1,139,871
Income from continuing operations	$21,361	$47,354
Net income	$21,454	$46,354
Income from continuing operations per share:
Basic	$0.07	$0.16
Diluted	$0.07	$0.16
Net income per share:
Basic	$0.07	$0.16
Diluted	$0.07	$0.16
6. Preneed Funeral Activities
     Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings and customer receivables related to unperformed, price-guaranteed preneed funeral contracts. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts after the contract is performed. We deposited $27.4 million and $45.4 million into trusts during the three and six months ended June 30, 2007, respectively. We deposited $22.8 million and $41.9 million into trusts during the three and six months ended June 30, 2006, respectively. We withdrew $39.2 million and $74.2 million from trusts during the three and six months ended June 30, 2007, respectively. We withdrew $26.0 million and $56.5 million from trusts during the three and six months ended June 30, 2006, respectively. Cash flows related to preneed funeral contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed funeral receivables and trust investments in our condensed consolidated balance sheet at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Trust investments, at market	$1,353,765	$1,329,922
Receivables from customers	223,620	224,740

	1,577,385	1,554,662
Allowance for cancellation	(31,161)	(37,986)

Preneed funeral receivables and trust investments	$1,546,224	$1,516,676

     The cost and market values associated with funeral trust investments at June 30, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of funeral trust investments, which in the aggregate represented 104% and 103% of the related cost basis of such investments as of June 30, 2007 and December 31, 2006, respectively, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. As a result of our most recent review at June 30, 2007, we recorded a $3.6 million impairment charge as a result of other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. The impairment charges are recognized as investment losses and offset by interest income related to non-controlling interest in funeral trust investments in Other (expense) income, net in our condensed consolidated statement of operations. See Note 9 to the condensed consolidated financial statements for further information related to non-controlling interest in funeral trust investments. We believe the remaining unrealized losses of $15.2 million related to trust investments are temporary in nature.

	June 30, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$174,227	$—	$—	$174,227
Fixed income securities:
U.S. Treasury	65,260	1,851	(281)	66,830
Foreign government	91,972	194	(1,058)	91,108
Corporate	8,772	444	(80)	9,136
Mortgage-backed	3,326	114	(29)	3,411
Insurance-backed	212,675	—	—	212,675
Equity securities:
Preferred stock	2,359	167	(15)	2,511
Common stock	357,953	29,710	(2,424)	385,239
Mutual funds:
Equity	132,201	21,301	(536)	152,966
Fixed income	208,563	10,547	(2,399)	216,711
Private equity and other	59,965	3,816	(8,426)	55,355

Trust investments	$1,317,273	$68,144	$(15,248)	$1,370,169

Less: Assets associated with businesses held for sale				(16,404)

				$1,353,765

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$235,178	$—	$—	$235,178
Fixed income securities:
U.S. Treasury	72,280	1,648	(278)	73,650
Foreign government	86,770	608	(471)	86,907
Corporate	4,844	132	(44)	4,932
Mortgage-backed	4,390	116	(43)	4,463
Insurance-backed	203,709	—	—	203,709
Equity securities:
Preferred stock	714	47	(5)	756
Common stock	328,672	22,425	(2,698)	348,399
Mutual funds:
Equity	124,154	12,896	(539)	136,511
Fixed income	212,302	8,561	(2,254)	218,609
Private equity and other	65,127	1,328	(783)	65,672

Trust investments	$1,338,140	$47,761	$(7,115)	$1,378,786

Less: Assets associated with businesses held for sale				(48,864)

				$1,329,922

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at June 30, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$97,204
Due in one to five years	75,608
Due in five to ten years	108,136
Thereafter	102,212

$383,160

     During the three months ended June 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $84.5 million and $127.5 million, respectively. These sale transactions resulted in $23.3 million and $5.7 million of realized gains and realized losses, respectively, for the three months ended June 30, 2007. During the three months ended June 30, 2006, purchases and sales of available-for-sale securities included in trust investments were $57.6 million and $63.9 million, respectively. These sale transactions resulted in $15.4 million and $6.4 million of realized gains and realized losses, respectively for the three months ended June 30, 2006.
     During the six months ended June 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $311.9 million and $195.5 million, respectively. These sale transactions resulted in $32.8 million and $12.1 million of realized gains and realized losses, respectively, for the six months ended June 30, 2007. During the six months ended June 30, 2006, purchases and sales of available-for-sale securities included in trust investments were $154.7 million and $159.7 million, respectively. These sale transactions resulted in $33.8 million and $11.8 million of realized gains and realized losses, respectively for the six months ended June 30, 2006.
     Earnings from all trust investments are recognized in current funeral revenues when the service is performed, merchandise is delivered, or upon cancellation of the amount we are entitled to retain. Recognized earnings (realized and unrealized) related to these trust investments were $10.8 million and $9.0 million for the three months ended June 30, 2007 and 2006, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $22.1 million and $19.0 million for the six months ended June 30, 2007 and 2006, respectively.
7. Preneed Cemetery Activities
     Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust, remove the corresponding amount from Deferred preneed cemetery revenues, and record the amount into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts when the contract is performed. We deposited $30.6 million and $32.1 million into and withdrew $44.2 million and $20.1 million from the trusts during the three months ended June 30, 2007 and 2006, respectively. We deposited $59.2 million and $64.3 million into and withdrew $81.2 million and $41.2 million from the trusts during the six months ended June 30, 2007 and 2006, respectively. Cash flows related to preneed cemetery contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed cemetery receivables and trust investments in the condensed consolidated balance sheet at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December31, 2006
	(In thousands)
Trust investments, at market	$1,275,097	$1,236,446
Receivables from customers	372,183	384,428
Unearned finance charges	(52,764)	(54,704)

	1,594,516	1,566,170
Allowance for cancellation	(43,964)	(43,586)

Preneed cemetery receivables and trust investments	$1,550,552	$1,522,584

     The cost and market values associated with the cemetery merchandise and service trust investments at June 30, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate alternative investments). The fair market value of cemetery trust investments, which in the aggregate represented 107% and 106% of the related cost basis of such investments as of June 30, 2007 and December 31, 2006, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. As a result of our most recent review at June 30, 2007, we recorded a $3.2 million impairment charge as a result of other than temporary declines in fair value related to unrealized losses on certain private equity and other investments. The impairment charges are recognized as investment losses and offset by interest income related to non-controlling interest in cemetery trust investments in Other (expense) income, net in our condensed consolidated statements of operations. See Note 9 to the condensed consolidated financial statements for further information related to non-controlling interest in cemetery trust investments. We believe the remaining unrealized losses of $16.0 million related to trust investments are temporary in nature.

	June 30, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$146,584	$—	$—	$146,584
Fixed income securities:
U.S. Treasury	70,922	5,352	(2,333)	73,941
Foreign government	29,174	394	(178)	29,390
Corporate	11,281	899	(90)	12,090
Equity securities:
Preferred stock	4,059	325	(32)	4,352
Common stock	357,197	33,519	(2,790)	387,926
Mutual funds:
Equity	219,022	39,280	(1,210)	257,092
Fixed income	386,425	23,128	(4,266)	405,287
Private equity and other	29,878	1,728	(5,090)	26,516

Trust investments	$1,254,542	$104,625	$(15,989)	$1,343,178

Less: Assets associated with businesses held for sale				(68,081)

				$1,275,097

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$258,365	$—	$—	$258,365
Fixed income securities:
U.S. Treasury	61,785	4,195	(2,147)	63,833
Foreign government	25,187	745	(30)	25,902
Corporate	5,223	398	(32)	5,589
Equity securities:
Preferred stock	2,054	158	(12)	2,200
Common stock	300,188	26,726	(1,756)	325,158
Mutual funds:
Equity	208,396	28,309	(729)	235,976
Fixed income	374,636	21,204	(3,039)	392,801
Private equity and other	28,802	499	(4,153)	25,148

Trust investments	$1,264,636	$82,234	$(11,898)	$1,334,972

Less: Assets associated with businesses held for sale				(98,526)

				$1,236,446

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at June 30, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$13,542
Due in one to five years	30,777
Due in five to ten years	47,506
Thereafter	23,596

$115,421

     During the three months ended June 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $112.7 million and $94.8 million, respectively. These sale transactions resulted in $23.0 million and $5.5 million of realized gains and realized losses, respectively, for the three months ended June 30, 2007. During the three months ended June 30, 2006, purchases and sales of available-for-sale securities included in trust investments were $80.7 million and $102.1 million, respectively. These sale transactions resulted in $17.7 million and $7.3 million of realized gains and realized losses, respectively for the three months ended June 30, 2006.
     During the six months ended June 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $357.0 million and $203.6 million, respectively. These sale transactions resulted in $36.3 million and $12.4 million of realized gains and realized losses, respectively, for the six months ended June 30, 2007. During the six months ended June 30, 2006, purchases and sales of available-for-sale securities included in trust investments were $187.4 million and $197.4 million, respectively. These sale transactions resulted in $34.5 million and $13.8 million of realized gains and realized losses, respectively for the six months ended June 30, 2006.
     Earnings from all trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered, or upon cancellation of the amount we are entitled to retain. Recognized earnings (realized and unrealized) related to these trust investments were $5.2 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $9.8 million and $6.7 million for the six months ended June 30, 2007 and 2006, respectively.
8. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As the primary beneficiary of the trusts, we consolidate the perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in perpetual care trusts. We deposited $10.5 million and $5.9 million into trusts and withdrew $10.3 million and $21.4 million from trusts during the three months ended June 30, 2007 and 2006, respectively. We deposited $14.6 million and $11.2 million into trusts and withdrew $18.7 million and $29.3 million from trusts during the six months ended June 30, 2007 and 2006, respectively. Cash flows related to cemetery perpetual care contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The cost and market values associated with trust investments held in perpetual care trusts at June 30, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of perpetual care trusts, which in the aggregate represented 102% and 105% of the related cost basis of such investments as of June 30, 2007 and December 31, 2006, respectively, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. As a result of our most recent review at June 30, 2007, we recorded a $1.2 million impairment charge as a result of other than temporary declines in fair value related to unrealized losses on certain private equity and other investments. The impairment charges are recognized as investment losses and offset by interest income related to non-controlling interest in perpetual care trust investments in Other (expense) income, net in our condensed consolidated statements of operations. See Note 9 to the condensed consolidated financial statements for further information related to non-controlling interest in perpetual care trust investments. We believe the remaining unrealized losses of $9.0 million related to trust investments are temporary in nature.

	June 30, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$78,335	$—	$—	$78,335
Fixed income securities:
U.S. Treasury	3,257	568	(86)	3,739
Foreign government	33,325	593	(312)	33,606
Corporate	30,056	604	(123)	30,537
Mortgage-backed	695	1	(8)	688
Equity securities:
Preferred stock	5,407	172	(16)	5,563
Common stock	100,205	6,437	(361)	106,281
Mutual funds:
Equity	75,592	5,884	(1,114)	80,362
Fixed income	590,774	11,897	(5,272)	597,399
Private equity and other	39,831	2,078	(1,738)	40,171

Perpetual care trust investments	$957,477	$28,234	$(9,030)	$976,681

Less: Assets associated with businesses held for sale				(17,734)

				$958,947

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$167,464	$—	$—	$167,464
Fixed income securities:
U.S. Treasury	11,557	655	(117)	12,095
Foreign government	28,738	952	(101)	29,589
Corporate	24,067	1,255	(13)	25,309
Mortgage-backed	639	2	(8)	633
Equity securities:
Preferred stock	7,931	557	(1)	8,487
Common stock	86,945	8,806	(115)	95,636
Mutual funds:
Equity	61,498	5,077	(212)	66,363
Fixed income	481,267	24,048	(1,431)	503,884
Private equity and other	36,948	2,446	(694)	38,700

Perpetual care trust investments	$907,054	$43,798	$(2,692)	$948,160

Less: Assets associated with businesses held for sale				(54,229)

				$893,931

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at June 30, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$11,292
Due in one to five years	28,325
Due in five to ten years	15,182
Thereafter	13,771

$68,570

     During the three months ended June 30, 2007, purchases and sales of available-for-sale securities in the perpetual care trusts were $58.6 million and $51.7 million, respectively. These sale transactions resulted in $18.9 million and $5.0 million of realized gains and realized losses, respectively. During the three months ended June 30, 2006, purchases and sales of available-for-sale securities in the perpetual care trusts were $145.9 million and $150.3 million, respectively. These sales transactions resulted in $2.4 million and $4.7 million of realized gains and realized losses, respectively.
     During the six months ended June 30, 2007, purchases and sales of available-for-sale securities in the perpetual care trusts were $227.3 million and $94.1 million, respectively. These sale transactions resulted in $24.4 million and $6.2 million of realized gains and realized losses, respectively. During the six months ended June 30, 2006, purchases and sales of available-for-sale securities in the perpetual care trusts were $334.4 million and $315.5 million, respectively. These sales transactions resulted in $11.4 million and $7.8 million of realized gains and realized losses, respectively.
     Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $13.0 million and $15.2 million for the three months ended June 30, 2007 and 2006, respectively. Recognized earnings related to these perpetual care trust investments were $25.3 million and $23.6 million for the six months ended June 30, 2007 and 2006, respectively.
9. Non-Controlling Interest in Funeral and Cemetery Trusts and in Cemetery Perpetual Care Trusts
     We consolidate the merchandise and service trusts associated with our preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, our customers or us. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries.
     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts in our condensed consolidated balance sheet at June 30, 2007 and December 31, 2006 are detailed below.

	June 30, 2007			June 30, 2007
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)
Trust investments, at market value	$1,353,765	$1,275,097	$2,628,862	$958,947
Less: Accrued trust operating payables, deferred taxes and other	(7,129)	(12,015)	(19,144)	(3,589)

Non-controlling interest	$1,346,636	$1,263,082	$2,609,718	$955,358

	December 31, 2006			December 31, 2006
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)
Trust investments, at market value	$1,329,922	$1,236,446	$2,566,368	$893,931
Less: Accrued trust operating payables, deferred taxes and other	(6,052)	(11,573)	(17,625)	(6,745)

Non-controlling interest	$1,323,870	$1,224,873	$2,548,743	$887,186

Other (Expense) Income, Net
     The components of Other (expense) income, net in our condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 are detailed below. See Notes 6 through 8 to the condensed consolidated financial statements for further discussion of the amounts related to the funeral, cemetery and perpetual care trusts.

	Three Months Ended June 30, 2007
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$23,236	$23,043	$18,924	$—	$65,203
Realized losses	(9,226)	(8,766)	(6,162)	—	(24,154)
Interest, dividend and other ordinary income	6,540	7,085	12,371	—	25,996
Trust expenses and income taxes	(2,331)	(4,869)	(1,393)	—	(8,593)

Net trust investment income	18,219	16,493	23,740	—	58,452
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(18,219)	(16,493)	—	—	(34,712)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(23,740)	—	(23,740)

Total non-controlling interest	(18,219)	(16,493)	(23,740)	—	(58,452)
Other (expense), net	—	—	—	(723)	(723)

Total other (expense), net	$—	$—	$—	$(723)	$(723)

	Six Months Ended June 30, 2007
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$32,751	$36,337	$24,432	$—	$93,520
Realized losses	(15,637)	(15,619)	(7,383)	—	(38,639)
Interest, dividend and other ordinary income	11,651	14,693	22,319	—	48,663
Trust expenses and income taxes	(5,379)	(8,391)	(2,387)	—	(16,157)

Net trust investment income	23,386	27,020	36,981	—	87,387
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(23,386)	(27,020)	—	—	(50,406)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(36,981)	—	(36,981)

Total non-controlling interest	(23,386)	(27,020)	(36,981)	—	(87,387)
Other (expense), net	—	—	—	(2,932)	(2,932)

Total other (expense), net	$—	$—	$—	$(2,932)	$(2,932)

	Three Months Ended June 30, 2006
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$15,408	$17,691	$2,397	$—	$35,496
Realized losses	(6,325)	(7,302)	(4,674)	—	(18,301)
Interest, dividend and other ordinary income	4,081	6,837	15,640	—	26,558
Trust expenses and income taxes	(3,425)	(5,324)	(2,465)	—	(11,214)

Net trust investment income	9,739	11,902	10,898	—	32,539
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(9,739)	(11,902)	—	—	(21,641)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(10,898)	—	(10,898)

Total non-controlling interest	(9,739)	(11,902)	(10,898)	—	(32,539)
Other income	—	—	—	66	66

Total other income, net	$—	$—	$—	$66	$66

	Six Months Ended June 30, 2006
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$33,804	$34,523	$11,403	$—	$79,730
Realized losses	(11,755)	(13,755)	(7,802)	—	(33,312)
Interest, dividend and other ordinary income	8,156	19,113	23,724	—	50,993
Trust expenses and income taxes	(3,066)	(5,389)	(140)	—	(8,595)

Net trust investment income	27,139	34,492	27,185	—	88,816
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(27,139)	(34,492)	—	—	(61,631)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(27,185)	—	(27,185)

Total non-controlling interest	(27,139)	(34,492)	(27,185)	—	(88,816)
Other income	—	—	—	1,058	1,058

Total other income, net	$—	$—	$—	$1,058	$1,058

10. Debt
     Debt as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
6.875% notes due October 2007	$13,497	$13,497
6.5% notes due March 2008	45,209	195,000
7.7% notes due April 2009	28,731	202,588
7.875% debentures due February 2013	55,627	55,627
7.375% senior notes due October 2014	250,000	250,000
6.75% notes due April 2015	200,000	—
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
7.625% senior notes due October 2018	250,000	250,000
7.5% notes due April 2027	200,000	—
Term loan due 2009	—	100,000
Series A and Series B senior notes due November 2011	200,000	200,000
Convertible debentures, maturities through 2013, fixed interest rates from 4.75% to 5.25%, conversion prices from $13.02 to $50.00 per share	9,425	9,925
Obligations under capital leases	120,327	113,484
Mortgage notes and other debt, maturities through 2050	24,521	26,304
Unamortized pricing discounts and other	(6,182)	(7,553)

Total debt	1,941,155	1,958,872
Less current maturities	(103,837)	(46,176)

Total long-term debt	$1,837,318	$1,912,696

     Current maturities of debt at June 30, 2007 were comprised primarily of our 6.5% notes due March 2008 (see further discussion below in Debt Extinguishments and Reductions), our 6.875% notes due October 2007, convertible debentures, and capital leases. Our consolidated debt had a weighted average interest rate of 7.13% at June 30, 2007 and 7.30% at December 31, 2006. Approximately 87% and 82% of the total debt had a fixed interest rate at June 30, 2007 and December 31, 2006, respectively.
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

     The bank credit facility matures in November 2011. As of June 30, 2007, we have used the facility to support $57.1 million of letters of credit. The credit facility provides us with flexibility for working capital cash, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $57.1 million at June 30, 2007. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, and certain cash distribution and share repurchase restrictions. As of June 30, 2007, we were in compliance with all of our debt covenants. We also pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Issuances and Additions
     In April 2007, we completed a private offering of $400.0 million aggregate principal unsecured senior notes, consisting of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior Notes due 2027. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. As of June 30, 2007, we were in compliance with all such debt covenants. We used the net proceeds from the offering to fund the closing of the tender offers for our 6.50% Notes due 2008 and 7.70% Notes due 2009 as further discussed below and for general corporate purposes. Under the terms of the registration rights agreement entered into in connection with the offerings of the notes, we filed a registration statement with the SEC with respect to an offer to exchange the notes for registered notes with substantially identical terms. The registration statement was declared effective by the SEC on July 11, 2007, and we intend to complete the offering to exchange on or about August 14, 2007.
Debt Extinguishments and Reductions
     In the first quarter of 2007, we repaid $100.0 million aggregate principal amount of our term loan. As a result of this transaction, we recognized a loss of $2.4 million recorded in Loss on early extinguishment of debt in our condensed consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.7 million and a $0.7 million premium to early extinguish the debt.
     In the second quarter of 2007, we purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. In connection with the repurchase of the notes, we recognized a Loss on early extinguishment of debt of approximately $12.1 million, which represents the write-off of unamortized deferred loan costs of $0.4 million, a $1.0 million loss on a related interest rate hedge, and $10.7 million in premiums paid to extinguish the debt.
Capital Leases
     In the first half of 2007, we acquired $23.9 million of transportation vehicles and other assets, which primarily relates to Alderwoods operations, using capital leases.
11. Retirement Plans
     The components of net periodic pension plan benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Interest cost on projected benefit obligation	$2,083	$1,973	$4,166	$3,946
Actual return on plan assets	(909)	(1,589)	(1,935)	(2,627)
Amortization of prior service cost	46	46	92	92

	$1,220	$430	$2,323	$1,411

     During the third quarter of 2006, we initiated the process to terminate our cash balance plan. As a result, we expect to pay an estimated $36.0 million to settle our liability in the second half of 2007.

12. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three and six months ended June 30, 2007:

Assumptions
Dividend yield	1.4%
Expected volatility	38.9%
Risk-free interest rate	4.8%
Expected holding period	5.9 years
Stock Options
     The following table sets forth stock option activity for the six months ended June 30, 2007:

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2006	22,531,316	$7.79
Granted	2,080,400	10.73
Exercised	(2,533,863)	5.48
Expired	(3,346,605)	17.56

Outstanding at June 30, 2007	18,731,248	$6.68

Exercisable at June 30, 2007	15,262,741	$6.02

Restricted Shares
     Restricted share activity for the six months ended June 30, 2007 was as follows:

		Weighted-average
	Restricted	grant-date
	shares	fair value
Nonvested restricted shares at December 31, 2006	795,176	$7.50
Granted	313,800	10.73
Vested	(402,992)	7.29

Nonvested restricted shares at June 30, 2007	705,984	$9.08

13. Stockholders’ Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign			Accumulated
	currency	Pension	Unrealized	other
	translation	related	gains and	comprehensive
	adjustment	adjustments	losses	income
	(In thousands)
Balance at December 31, 2006	$76,652	$(623)	$(3,731)	$72,298
Activity in 2007	47,203	92	(5,699)	41,596
Increase in net unrealized losses associated with available-for-sale securities of the trusts	—	—	(8,878)	(8,878)
Reclassification of net unrealized loss activity attributable to the non-controlling interest holders	—	—	8,878	8,878

Balance at June 30, 2007	$123,855	$(531)	$(9,430)	$113,894

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
     The components of Comprehensive income are as follows for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Comprehensive income:
Net income	$15,118	$25,450	$52,760	$52,376
Total other comprehensive income	37,190	11,291	41,596	10,961

Comprehensive income	$52,308	$36,741	$94,356	$63,337

Cash Dividends
     On May 9, 2007, our Board of Directors approved a cash dividend of $.03 per common share. At June 30, 2007, this dividend totaling $8.8 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in the condensed consolidated balance sheet. This dividend was subsequently paid on July 31, 2007. On August 8, 2007, our Board of Directors approved a cash dividend of $.03 per common share.
Share Repurchase Program
     Subject to market conditions and normal trading restrictions, we make purchases in the open market or through privately negotiated transactions under our stock repurchase program. In the six months ended June 30, 2007, we repurchased 8,025,808 shares of common stock at an aggregate cost of $103.6 million and an average cost per share of $12.91. After these purchases the remaining dollar value of shares authorized to be purchased under the share repurchase program was approximately $97.1 million.
     As of July 31, 2007, we repurchased 1,647,400 shares of common stock at an aggregate cost of $20.9 million (average cost per share of $12.68). In August, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $200 million to repurchase our common stock. After these events, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $276.2 million.
14. Segment Reporting
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

     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
	(In thousands)
Revenues from external customers:
Three months ended June 30,
2007	$375,754	$189,738	$565,492
2006	$279,689	$151,711	$431,400
Six months ended June 30,
2007	$798,730	$374,317	$1,173,047
2006	$582,876	$290,525	$873,401
Gross profit:
Three months ended June 30,
2007	$70,538	$32,823	$103,361
2006	$53,481	$30,707	$84,188
Six months ended June 30,
2007	$172,935	$71,580	$244,515
2006	$119,964	$52,918	$172,882
Depreciation and amortization:
Three months ended June 30,
2007	$24,944	$5,802	$30,746
2006	$16,250	$4,478	$20,728
Six months ended June 30,
2007	$50,368	$11,764	$62,132
2006	$32,664	$8,812	$41,476
Amortization of cemetery property:
Three months ended June 30,
2007	$—	$9,587	$9,587
2006	$—	$6,874	$6,874
Six months ended June 30,
2007	$—	$17,800	$17,800
2006	$—	$12,743	$12,743
Capital expenditures:
Six months ended June 30,
2007	$23,229	$34,938	$58,167
2006	$14,419	$23,365	$37,784
     The following table reconciles certain reportable segment amounts to corresponding consolidated amounts:

	Reportable
	Segments	Corporate	Consolidated
Depreciation and amortization:
Three months ended June 30,
2007	$30,746	$2,353	$33,099
2006	$20,728	$2,400	$23,128
Six months ended June 30,
2007	$62,132	$4,744	$66,876
2006	$41,476	$4,194	$45,670
Capital expenditures
Six months ended June 30,
2007	$58,167	$7,225	$65,392
2006	$37,784	$2,749	$40,533
     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Gross profit from reportable segments	$103,361	$84,188	$244,515	$172,882
General and administrative expenses	(30,281)	(20,922)	(65,680)	(42,929)
Gains (losses) on dispositions and impairment charges, net	9,743	(2,881)	2,063	(7,391)

Operating income	82,823	60,385	180,898	122,562
Interest expense	(36,165)	(26,609)	(73,762)	(53,337)
Loss on early extinguishment of debt, net	(12,122)	—	(14,480)	—
Interest income	2,478	6,782	4,070	12,763
Equity in earnings of unconsolidated subsidiaries	5,559	137	6,270	137
Other (expense) income, net	(723)	66	(2,932)	1,058

Income from continuing operations before income taxes	$41,850	$40,761	$100,064	$83,183

     Our geographic area information is as follows:

	United
	States	Foreign	Total
	(In thousands)
Revenues from external customers:
Three months ended June 30,
2007	$519,596	$45,896	$565,492
2006	$401,531	$29,869	$431,400
Six months ended June 30,
2007	$1,080,888	$92,159	$1,173,047
2006	$813,530	$59,871	$873,401
Gains (losses) on dispositions and impairment charges, net:
Three months ended June 30,
2007	$10,279	$(536)	$9,743
2006	$(2,827)	$(54)	$(2,881)
Six months ended June 30,
2007	$2,576	$(513)	$2,063
2006	$(5,832)	$(1,559)	$(7,391)
Operating income:
Three months ended June 30,
2007	$81,400	$1,423	$82,823
2006	$55,006	$5,379	$60,385
Six months ended June 30,
2007	$175,610	$5,288	$180,898
2006	$112,521	$10,041	$122,562
Depreciation and amortization:
Three months ended June 30,
2007	$29,504	$3,595	$33,099
2006	$21,458	$1,670	$23,128
Six months ended June 30,
2007	$59,253	$7,623	$66,876
2006	$42,381	$3,289	$45,670
Amortization of cemetery property:
Three months ended June 30,
2007	$8,932	$655	$9,587
2006	$6,212	$662	$6,874
Six months ended June 30,
2007	$16,829	$971	$17,800
2006	$11,585	$1,158	$12,743
     Depreciation expense related to property, plant, and equipment totaled $29.4 million and $59.4 million for the three and six months ended June 30, 2007, respectively, and $20.0 million and $39.4 million for the three and six months ended June 30, 2006, respectively.

15. Supplementary Information
     The detail of certain income statement accounts as presented in the condensed consolidated statement of operations is as follows for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Merchandise revenues
Funeral	$127,066	$103,793	$273,931	$224,622
Cemetery	128,909	97,324	248,230	186,776

Total merchandise revenues	255,975	201,117	522,161	411,398
Services revenues
Funeral	236,199	165,598	502,159	338,456
Cemetery	52,701	46,531	109,460	87,746

Total services revenues	288,900	212,129	611,619	426,202

Other revenues	20,617	18,154	39,267	35,801

Total revenues	$565,492	$431,400	$1,173,047	$873,401

Costs and expenses
Merchandise costs and expenses
Funeral	$64,193	$48,069	$135,949	$104,718
Cemetery	55,440	41,614	102,000	78,957

Total cost of merchandise	119,633	89,683	237,949	183,675
Services costs and expenses
Funeral	122,337	89,073	241,246	178,799
Cemetery	29,347	24,136	57,182	47,613

Total cost of services	151,684	113,209	298,428	226,412

Overhead and other expenses	190,814	144,320	392,155	290,432

Total costs and expenses	$462,131	$347,212	$928,532	$700,519

16. Commitments and Contingencies
Representations and Warranties
     As of June 30, 2007, we have contingent obligations of $33.1 million resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $9.6 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.
     In March 2004, we disposed of our funeral operations in France to a newly formed, third party company. As a result of this sale, we recognized $35.8 million of contractual obligations related to representations, warranties, and other indemnifications. During the first half of 2007, we paid $0.2 million to settle certain tax and litigation matters. The remaining obligation of $23.5 million at June 30, 2007 represents the following:

			Maximum Potential	Carrying
	Contractual		Amount of Future	Value as of
	Obligation	Time Limit	Payments	June 30, 2007
	(In thousands)			(In thousands)
Tax reserve liability	$18,610	December 31, 2007	€30 million	10,000
Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	4,120
Employee litigation provision	6,512	One month after expiration of the statutory period of limitations	(2)	6,512
VAT taxes	3,882	One month after expiration of the statutory period of limitations	(1)	3,882
Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	3,381
Total	$40,150			$27,895

Less: Deductible of majority equity owner	(4,382)			(4,382)

	$35,768			$23,513

(1)	The potential maximum exposure for these two items combined is €20.0 million or $27.0 million at June 30, 2007.

(2)	The potential maximum exposure for these two items combined is €40.0 million or $54.0 million at June 30, 2007.
Litigation
     We are a party to various litigation matters, investigations, and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
     Burial Practices Claims.     We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations, and have been notified by other potential claimants that additional lawsuits with similar allegations may be filed against us. These lawsuits include the Valls and Garcia lawsuits described in the following paragraphs.
     Maria Valls, Pedro Valls and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does; Case No. 23693CA08; In the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5, 2005, and named a subsidiary of SCI as a defendant. An amended complaint was filed on May 31, 2006. Plaintiffs have requested that the court certify this matter as a class action. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court dismissed plaintiffs’ class action allegations; however, the dismissal was without prejudice and plaintiffs have filed an amended complaint which we are contesting. The plaintiffs are seeking monetary damages and have reserved the right to seek leave from the court to claim punitive damages. The plaintiffs are also seeking injunctive relief. Since the action is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.
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
     Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.: 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor record keeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this is due to poor record keeping, maps, and surveys at the cemetery. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. No class has been certified in this matter. Since the action is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.
     Funeral Regulations Lawsuits.     We are named as a defendant in various lawsuits alleging violations of federal and state funeral related regulations and/or statutes, including the Hijar, Baudino, and Sanchez lawsuits described in the following paragraphs.
     David Hijar v. SCI Texas Funeral Services, Inc., SCI Funeral Services, Inc., and Service Corporation International; In the County Court of El Paso, County, Texas, County Court at Law Number Three; Cause Number 2002-740, with an interlocutory petition for review (No. 07-0210) and a mandamus proceeding pending (No. 06-0385) in the Texas Supreme Court (collectively, the “Hijar Lawsuit”). The Hijar Lawsuit involves a state-wide class action brought on behalf of all persons, entities, and organizations who purchased funeral services from SCI or its subsidiaries in Texas at any time since March 18, 1998. Plaintiffs allege that federal and Texas funeral related regulations and/or statutes (“Rules”) required us to disclose our markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The plaintiffs seek to recover an unspecified amount of monetary damages. The plaintiffs also seek attorneys’ fees, costs of court, pre- and post-judgment interest, and unspecified “injunctive and declaratory relief.” We deny that the plaintiffs have standing to sue for violations of the Texas Occupations Code or the Rules, deny that plaintiffs have standing to sue for violations under the relevant regulations and statutes, deny that any breaches of contractual terms occurred, and on other grounds deny liability on all of the plaintiffs’ claims. We deny that the Hijar Lawsuit satisfies the requirements for class certification.
     In May 2004, the trial court heard summary judgment cross-motions filed by us and plaintiff Hijar (at that time, the only plaintiff). The trial court granted Hijar’s motion for partial summary judgment and denied our motion. In its partial summary judgment order, the trial court made certain findings to govern the case, consistent with its summary judgment ruling. Our request for rehearing was denied.
     During the course of the Hijar Lawsuit, the parties have disputed the proper scope and substance of discovery. Following briefing by both parties and evidentiary hearings, the trial court entered three orders against us that are the subject of appellate review: (a) a

January 2005 discovery sanctions order; (b) an April 2005 discovery sanctions order; and (c) an April 2005 certification order, certifying a class and two subclasses. On April 29, 2005, we filed an appeal regarding the certification order and, concurrently with our initial brief in that appeal, filed a separate mandamus proceeding regarding the sanctions orders.
     In the certification appeal the court of appeals issued an opinion holding that the plaintiffs do not have a private right of action for monetary damages under the relevant regulations and statutes. The opinion concludes that the plaintiffs do not have standing to assert their claims for monetary damages on behalf of themselves or the class. The court of appeals therefore reversed the trial court’s order certifying a class, rendered judgment against the plaintiffs on their claims for damages, and remanded the remaining general individual claims for injunctive relief back to the trial court (without opining on the merits of those claims) for further handling consistent with the court’s opinion. Plaintiffs filed a motion for rehearing on August 11, 2006. On January 11, 2007, in response to the motion, the court of appeals issued a substitute opinion in which the court revised a portion of its discussion but reached the same result on certification (i.e., the class was decertified). Plaintiffs’ second motion for rehearing was denied by the court of appeals on March 7, 2007. On March 20, 2007, plaintiffs filed a petition for review in the Supreme Court of Texas. The Supreme Court of Texas requested that we file a response to the petition for review. Our response is due to be filed in August 2007.
     In the mandamus proceeding, the court of appeals denied the mandamus petition in January 2006, and denied rehearing on March 15, 2006. We filed a petition for writ of mandamus in the Supreme Court of Texas, which on September 11, 2006 requested full briefing on the merits. We filed our brief on the merits on November 10, 2006; plaintiffs filed their brief on the merits on November 30, 2006; and we filed our reply on the merits on December 15, 2006. The court has not yet taken further action in the mandamus proceeding.
     Mary Louise Baudino, et al v. Service Corporation International, et al; the plaintiffs’ counsel in the Hijar Lawsuit initiated an arbitration claim raising similar issues in California and filed in November 2004 a case styled Mary Louise Baudino, et al v. Service Corporation International, et al; in Los Angeles County Superior Court; Case No. BC324007 (“Baudino Lawsuit”). The Baudino Lawsuit makes claims similar to those made in the Hijar lawsuit. However, the Baudino Lawsuit seeks a nation-wide class of plaintiffs. On September 15, 2006, the trial court granted our motion for summary judgment on the merits of plaintiffs’ claims. Plaintiffs are appealing the summary judgment ruling.
     Richard Sanchez et al v Alderwoods Group, Inc. et al was filed in February 2005 in the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No. BC328962. Plaintiffs seek to certify a nationwide class on behalf of all consumers who purchased funeral goods and services from Alderwoods. Plaintiffs allege in essence that the Federal Trade Commission’s Funeral Rule requires Alderwoods to disclose its markups on all items obtained from third-parties in connection with funeral service contracts. Plaintiffs allege further that Alderwoods has failed to make such disclosures. Plaintiffs seek to recover an unspecified amount of monetary damages, attorney’s fees, costs, and unspecified “injunctive and declaratory relief.” This case is substantially similar to the Baudino Lawsuit, and we expect that the outcome of this case will be governed by the law applied in the Baudino Lawsuit.
     Antitrust Claims.     We are named as a defendant in two related class action antitrust cases filed in 2005. The first case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al; In the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This is a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.
     The second case is Cause No. 4:05-CV-03399; Pioneer Valley Casket, et al. v. Service Corporation International, et al.; In the United States District Court for the Southern District of Texas — Houston Division (“Pioneer Valley Case”). This lawsuit makes the same allegations as the Funeral Consumers Case and is also brought against several other companies involved in the funeral industry. Unlike the Funeral Consumers Case, the Pioneer Case is a purported class action on behalf of all independent casket distributors that are in the business or were in the business any time between July 18, 2001 to the present.
     The Funeral Consumers Case and the Pioneer Valley Case seek injunctions, monetary damages, and treble damages. The plaintiffs in the Funeral Consumers Case filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to $1.5 billion, before trebling. Additionally, the plaintiffs in the Pioneer Valley Case filed an expert report indicating that the damages sought from all defendants would be approximately $99 million, before trebling. We deny that we engaged in anticompetitive practices related to our casket sales and intend to vigorously contest these claims and plaintiffs’ damages reports. In both cases, we have filed reports of our experts which vigorously dispute the validity of the plaintiffs’ damages theories and calculations. Since the litigation is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of damages.

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

     Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. 06-164; In the United States District Court for the Western District of Pennsylvania (the “Wage and Hour Lawsuit”). The Wage and Hour Lawsuit was filed by two former Alderwoods (Pennsylvania), Inc., employees in December 2006 and purports to have been brought under the Fair Labor Standards Act (“FLSA”) on behalf of all Alderwoods and SCI affiliated employees who performed work for which they were not fully compensated, including work for which overtime pay was owed. The court has conditionally certified a class of claims as to certain job positions for Alderwoods employees. Further hearings will be held regarding conditional certification of claims against SCI.
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
     Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. RG7384642; In the Superior Court of the State of California, county of Alameda. This lawsuit is related to the Wage and Hour Lawsuit and was filed in July 2007. It raises state law claims that were previously dismissed by the court in the Wage and Hour Lawsuit. This lawsuit is in its preliminary stages, and we cannot quantify our ultimate liability, if any, for the payment of any damages.
     The ultimate outcome of the matters described above cannot be determined at this time. We intend to aggressively defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on us, our financial condition, results of operations, and cash flows.
17. Earnings Per Share
     Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common shares that then shared in our earnings.
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$12,909	$25,357	$47,626	$52,134
Income from discontinued operations, net of tax	2,209	93	$5,134	242

Net income	$15,118	$25,450	$52,760	$52,376

Denominator:
Weighted average shares — basic	290,577	293,409	291,941	293,580
Stock options	5,361	3,981	5,318	4,063
Restricted stock	186	111	221	141

Weighted average shares — diluted	296,124	297,501	297,480	297,784

Income from continuing operations per share:
Basic	$.04	$.09	$.16	$.18
Diluted	$.04	$.09	$.16	$.18

Income from discontinued operations per share, net of tax:
Basic	$.01	$—	$.02	$—
Diluted	$.01	$—	$.02	$—

Net income per share:
Basic	$.05	$.09	$.18	$.18
Diluted	$.05	$.09	$.18	$.18

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Antidilutive options	1,622	8,237	1,559	7,911
Antidilutive convertible debentures	307	633	312	646

Total common stock equivalents excluded from computation	1,929	8,870	1,871	8,557

18. Divestiture-Related Activities
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
     Gains (losses) on dispositions and impairment charges, net consists of the following for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Gains on dispositions, net	$28,851	$1,708	$21,206	$3,140
Impairment losses on assets held for sale	(19,108)	(4,589)	(19,143)	(10,531)

	$9,743	$(2,881)	$2,063	$(7,391)

     In connection with the acquisition of Alderwoods, we have agreed to a consent order with the staff of the Federal Trade Commission (FTC) that identifies certain properties the FTC has required us to divest as a result of the acquisition. In the second quarter of 2007, we divested 50 of these properties. We have divested or expect to divest of the remaining five properties in the third quarter of 2007.
Assets Held for Sale
     In addition, we have committed to a plan to sell certain other operating properties. As a result, these properties, along with the remainder of those expected to be sold as a result of the FTC agreement, have been classified as assets held for sale in our June 30, 2007 and December 31, 2006 consolidated balance sheets.
     Net assets held for sale were as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Assets:
Current assets	$3,033	$6,330
Preneed funeral receivables and trust investments	19,612	56,968
Preneed cemetery receivables and trust investments	73,211	107,796
Cemetery property	22,436	65,448
Property and equipment, at cost (net)	24,166	23,829
Deferred charges and other assets	12,248	13,914
Goodwill	—	27,127
Cemetery perpetual care trust investments	17,734	54,229

Total assets	172,440	355,641

Liabilities:
Accounts payable and accrued liabilities	157	419
Deferred preneed funeral revenues	18,565	66,841
Deferred preneed cemetery revenues	79,586	117,604
Other liabilities	276	1,126
Non-controlling interest in perpetual care trusts	17,734	54,229

Total liabilities	116,318	240,219

Net assets held for sale	$56,122	$115,422

Equity Investment
     In the third quarter of 2007, we entered into a contract to sell our 25% equity interest in our French operations, which we anticipate will generate sales proceeds of approximately $170 million based on current exchange rates. We expect the closing to occur in the second half of 2007.
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
Discontinued Operations
     As part of the Alderwoods transaction, we acquired an insurance subsidiary for which, as of June 30, 2007, we had entered into a definitive agreement to sell, and which we sold in July 2007 for approximately $67.5 million. We recognized a $2.4 million gain related to this business in the second quarter of 2007. The operations of this subsidiary are presented as discontinued operations in our condensed consolidated statement of operations and as assets and liabilities of discontinued operations on our condensed consolidated balance sheet.
     During the fourth quarter of 2006, we divested our funeral operations in Singapore. During the third quarter of 2005, we also divested our cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.
     The results of our discontinued operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Revenues	$17,162	$1,480	$42,626	$2,794
Costs and other expenses	(14,646)	(1,400)	(36,448)	(2,469)
Other income	916	—	916	—

Income from discontinued operations before income taxes	3,432	80	7,094	325
(Provision) benefit for income taxes	(1,223)	13	(1,960)	(83)

Income from discontinued operations	$2,209	$93	$5,134	$242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. Our operations in North America are located in the United States and Canada.
     Our acquisition of Alderwoods allows us to serve a number of new, complementary areas, while enabling us to capitalize on significant synergies and operating efficiencies. Several areas where cost-saving synergies have been quickly realized include the elimination of duplicate information technology systems and infrastructure, duplicate accounting, finance, legal, and other systems, overlapping management, and duplicate executive and public company costs. We also have begun to realize synergies in funeral and cemetery operations, including improved purchasing leverage and revenue enhancements.
     We currently have approximately $70.2 million authorized to repurchase our common stock, subject to bank covenant restrictions. Our financial stability is further enhanced by our $6.5 billion backlog of future revenues at June 30, 2007, which is the result of preneed funeral and cemetery sales. We have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.

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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. In addition, we have approximately $242.9 million in borrowing capacity under our 5-year, $300.0 million revolving credit facility (which is currently supporting $57.1 million of letters of credit). We believe these sources of liquidity, along with the proceeds from divestitures discussed below, can be supplemented by our ability to access the capital markets.
     In connection with our acquisition of Alderwoods, we agreed to sell certain properties pursuant to an agreement with the staff of the Federal Trade Commission (FTC). In addition, we have committed to a plan to sell certain other operating properties. In the first half of 2007, we generated $193.7 million of proceeds from divestitures of these properties, which included 50 FTC mandated properties. We have divested or expect to divest the remaining five FTC mandated properties in the third quarter of 2007. In addition, we sold Mayflower National Life Insurance Company, Alderwoods former insurance subsidiary, for $67.5 million in July 2007. Additionally, in the third quarter of 2007, we entered into a contract to sell our 25% equity interest in our French operations, which we anticipate will generate sales proceeds of approximately $170 million based on current exchange rates. We anticipate the closing to occur in the second half of 2007.
     At June 30, 2007, our current liabilities exceeded our current assets as a result of using $608 million of available cash in the Alderwoods transaction. We believe our future operating cash flows and the available capacity under our credit facility will be adequate to meet our working capital needs.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the six months ended June 30, 2007 and 2006 are as follows:
Operating Activities — Cash flows from operating activities in the first six months of 2007 were $191.6 million compared to $151.6 million in the first six months of 2006. Included in the first six months of 2007 are one-time transition and related to the Alderwoods acquisition and integration of $19.5 million and $11.4 million of premiums paid on the early extinguishment of debt. Excluding the above items, cash flow from operations increased approximately $70.9 million. The receipt of $20.6 million in trust proceeds arising from our recent reconciliations of the preneed funeral and cemetery trust operating and fund backlog of Alderwoods and $14.0 million from our internal working capital improvement initiatives were essentially offset by other working capital declines. These declines included $21.0 million in additional interest payments resulting from increased borrowings to finance the Alderwoods acquisition, $11.8 million in additional cash tax payments, and $7.9 million in endowment care funds received in the first half of 2006 for which no comparable amounts were received in 2007. After taking into account the above items, the remaining increase in cash flows from operating activities in the first half of 2007 was primarily driven by operating cash flows generated as a result of adding the Alderwoods locations to our company.
     Investing Activities — Cash flows from investing activities increased $146.8 million in the first six months of 2007 compared to the first six months of 2006 primarily due to a $193.4 million increase in proceeds from sales of businesses in North America. In the first quarter of 2006, we sold the 280,952 StoneMor Partners LP units received in the fourth quarter of 2005 related to the disposition of assets. The proceeds from the sale of these shares totaled $5.9 million. In addition, our capital expenditures increased $24.9 million in the first half of 2007 compared to the same period of 2006, primarily due to additional capital expenditures related to the acquired Alderwoods locations.
     Financing Activities — Cash used in financing activities increased $85.3 million in the first six months of 2007 compared to the same period in 2006 primarily due to the early extinguishment of debt and an increase in share repurchases partially offset by proceeds from the issuance of long term debt and a decrease in scheduled debt payments.
     Proceeds from long-term debt (net of issuance costs) were $392.6 million in 2007 due to the issuance of $200.0 million of senior unsecured 6.75% notes due in 2015 and $200.0 million of senior unsecured 7.50% notes due in 2027.
     Payments of debt in 2007 were $438.6 million due to the acceptance of the tender of $149.8 million of our 6.50% senior notes due 2008, and $173.8 million of our 7.70% senior notes due 2009, a $100.0 million repayment of our new term loan, $2.2 million in scheduled debt payments, and $13.8 million in payments on capital leases. The $24.4 million in debt payments in 2006 were related to $13.7 million in scheduled debt payments and $10.7 million in payments on capital leases.
Contractual, Commercial, and Contingent Commitments
     We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under existing contractual arrangements. We also have commercial and contingent obligations that result in cash payments only if certain events occur requiring our performance pursuant to a funding commitment. These contingent obligations include uncertain tax positions for which we are unable at this time to make a reliable estimate of the timing of future cash settlements.
     Our known future cash payments (on an undiscounted basis) are consistent with those reported in our Annual Report on Form 10-K except for those detailed in the following table:

	Expiration by Period
Contractual, Commercial, and Contingent Obligations	Remainder of 2007	2008-2009	2010-2011	Thereafter	Total
	(Dollars in millions)
Long-term debt maturities (1)	$36.1	$129.6	$249.6	$1,525.9	$1,941.2
Interest obligation on long-term debt	68.5	263.7	254.4	705.3	1,291.9

Total	$104.6	$393.3	$504.0	$2,231.2	$3,233.1

(1)	During 2007, we repaid $100.0 million of our term loan and purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. In addition, in April 2007, we completed a private offering of $400.0 million aggregate principal unsecured senior notes, consisting of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior Notes due 2027. See more discussion on our debt instruments in note 10 to the condensed consolidated financial statements contained in this Form 10-Q.
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

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Preneed funeral	$132.3	$137.0
Preneed cemetery:
Merchandise and services	154.7	162.0
Pre-construction	8.7	8.6

Bonds supporting preneed funeral and cemetery obligations	295.7	307.6

Bonds supporting preneed business permits	5.2	3.6
Other bonds	15.2	12.4

Total surety bonds outstanding	$316.1	$323.6

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2007 and 2006, we had $10.2 million and $13.9 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2007 and 2006, we had $20.6 million and $28.2 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
     In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. Our backlog of funeral and cemetery contracts shown below represents the total amount of future revenues we have under contract at June 30, 2007 and December 31, 2006.
     The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2007 and 2006.

	North America
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$37.3	$30.9	$74.8	$64.6

Sales production (number of contracts)	8,048	7,339	16,147	15,241

Maturities	$47.3	$40.5	$103.4	$86.9

Maturities (number of contracts)	11,274	9,618	25,281	20,294

Cemetery:
Sales production:
Preneed	$111.3	$83.5	$203.5	$160.9
Atneed	69.8	55.0	144.6	111.0

Total sales production	181.1	138.5	348.1	271.9

	North America
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Sales production deferred to backlog:
Preneed	$49.7	$42.2	$91.7	$79.7
Atneed	52.4	41.1	109.0	82.7

Total sales production deferred to backlog	102.1	83.3	200.7	162.4

Revenue recognized from backlog:
Preneed	$38.5	$33.0	$80.3	$61.1
Atneed	52.8	40.4	104.9	80.7

Total revenue recognized from backlog	91.3	73.4	185.2	141.8

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
     The table below details the North America results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2007 and 2006, and the number of contracts associated with those transactions.

	North America
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in millions)
Preneed funeral insurance-funded(1):
Sales production	$68.8	$48.5	$149.5	$96.1

Sales production (number of contracts)	11,737	9,094	26,342	18,729

General agency revenue	$12.4	$8.6	$22.6	$16.6

Maturities	$61.7	$46.0	$129.6	$96.0

Maturities (number of contracts)	12,236	9,549	28,060	20,189

(1)	Amounts are not included in the condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues including amounts related to Non-controlling interest in funeral and cemetery trusts at June 30, 2007 and December 31, 2006. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which is not included in our condensed consolidated balance sheet) at June 30, 2007 and December 31, 2006. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	North America
	June 30, 2007		December 31, 2006
	Market	Cost	Market	Cost
	(Dollars in billions)
Backlog of trust-funded deferred preneed funeral revenues	$1.65	$1.60	$1.66	$1.62
Backlog of insurance-funded preneed funeral revenues	$2.97	$2.97	$2.98	$2.98

Total backlog of preneed funeral revenues	$4.62	$4.57	$4.64	$4.60

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.42	$1.38	$1.45	$1.41
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$2.97	$2.97	$2.98	$2.98

Total assets associated with backlog of preneed funeral revenues	$4.39	$4.35	$4.43	$4.39

Backlog of deferred cemetery revenues	$1.88	$1.79	$1.85	$1.78

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.38	$1.30	$1.36	$1.30

     The market value of funeral and cemetery trust investments was based primarily on quoted market prices at June 30, 2007 and December 31, 2006. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited into trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.
Results of Operations — Three Months Ended June 30, 2007 and 2006
Management Summary
     Key highlights in the second quarter of 2007 were as follows:
•	a 2.0% increase in consolidated North America average revenue per funeral service compared to the second quarter of 2006;

•	North America funeral services performed increased 18,106, or 32.1%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of locations acquired in the Alderwoods transaction; and

•	Impacted by divestitures and $7.9 million of endowment care income recognized in 2006, our comparable cemetery gross margin percentage of 19.6% was down from the 21.1% recognized in the second quarter of 2006.
Results of Operations
     In the second quarter of 2007, we reported net income of $15.1 million ($.05 per diluted share) compared to net income in the second quarter of 2006 of $25.5 million ($.09 per diluted share). These results were impacted by certain items that decreased earnings, including:
•	net after-tax losses on asset sales of $9.7 million and $3.0 million in the second quarter of 2007 and 2006, respectively;

•	after-tax losses from the early extinguishment of debt of $6.9 million in the second quarter of 2007; and

•	after-tax one-time transition and other expenses related to our recent Alderwoods acquisition of $2.8 million in the second quarter of 2007.

Certain items that increased earnings included:

•	after-tax earnings from discontinued operations of $2.2 million in the second quarter of 2007, and $0.1 million in the second quarter of 2006.

Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2007 and 2006. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2006 and ending June 30, 2007. The following tables present operating results for funeral and cemetery locations that were owned by us during this period. As implied by our definition of comparable operations, these results specifically exclude any impact from the Alderwoods acquisition.

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Three months ended June 30, 2007	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$374.2	$102.5	$5.8	$265.9
Cemetery revenue	189.7	41.6	2.0	146.1

	563.9	144.1	7.8	412.0

Germany
Funeral revenue	1.6	—	—	1.6

Total revenues	$565.5	$144.1	$7.8	$413.6

North America
Funeral gross profits	$70.7	$20.2	$(3.3)	$53.8
Cemetery gross profits	32.8	4.6	(0.5)	28.7

	103.5	24.8	(3.8)	82.5

Germany
Funeral gross profits	(0.1)	—	—	(0.1)

Total gross profits	$103.4	$24.8	$(3.8)	$82.4

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Three months ended June 30, 2006	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$278.1	$0.9	$14.0	$263.2
Cemetery revenue	151.7	0.6	5.9	145.2

	429.8	1.5	19.9	408.4

Germany
Funeral revenue	1.6	—	—	1.6

Total revenues	$431.4	$1.5	$19.9	$410.0

North America
Funeral gross profits	$53.3	$0.1	$1.5	$51.7
Cemetery gross profits	30.7	0.1	—	30.6

	84.0	0.2	1.5	82.3

Germany
Funeral gross profits	0.2	—	—	0.2

Total gross profits	$84.2	$0.2	$1.5	$82.5

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service in North America for the three months ended June 30, 2007 and 2006. We calculate average revenue per funeral service by dividing consolidated North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary, by the number of funeral services performed in North America during the period.

	Three months ended June 30,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
North America funeral revenue	$374.2	$278.1
Less: GA revenues	12.4	10.2
Kenyon revenues	1.6	0.7

Adjusted North America funeral revenue	$360.2	$267.2

North America funeral services performed	74,585	56,479
North America average revenue per funeral service	$4,830	$4,733
     The following table provides the data necessary to calculate our comparable average revenue per funeral service in North America for the three months ended June 30, 2007 and 2006. We calculate average revenue per funeral service by dividing comparable North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed in North America during the period.

	Three months ended June 30,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
Comparable North America funeral revenue	$265.9	$263.2
Less: GA revenues and other	10.2	9.8
Kenyon revenues	1.6	0.7

Adjusted comparable North America funeral revenue	$254.1	$252.7

Comparable North America funeral services performed	50,853	52,984
Comparable North America average revenue per funeral service	$4,997	$4,769
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $375.8 million in the three months ended June 30, 2007 compared to $279.7 million in the same period of 2006. The increase is primarily a result of the addition of Alderwoods operations which contributed $101.6 million in funeral revenues in the second quarter of 2007. Alderwoods average revenue per funeral service for the second quarter 2007 was consistent with our expectations and Alderwoods funeral case volume was approximately 3% below our expectations. In addition, we divested locations which contributed an incremental $8.2 million of revenue in the second quarter of 2006. Our comparable North America funeral revenues were up $2.7 million, or 1.0% compared to the second quarter of 2006.
Funeral Services Volume
     Our consolidated funeral services volume increased 18,106, or 32.1%, in the second quarter of 2007 compared to the same period in 2006. This increase includes 23,065 funeral services performed by locations acquired in the Alderwoods transaction. This increase was partially offset by a decrease from divested locations of 2,828 funeral services. Additionally, our comparable funeral services performed decreased 2,131, or 4.0%, which we attribute to certain local business decisions to exit unprofitable business relationships, primarily related to low-priced direct cremation activities, and a decrease in the number of deaths in the markets in which we operate in the second quarter of 2007. The local business decisions mentioned above were made based on our customer segmentation strategy, which focuses on more profitable opportunities with certain customer segments. We will continue to evaluate existing relationships and may ultimately choose to exit other customer segments as we continue to employ our strategy. Our comparable cremation rate of 41.8% in the three months ended June 30, 2007 was consistent with the 41.7% rate for the same period in 2006. We have seen a stabilization in our cremation rate despite the continued increase in cremation generally in the markets where we compete, reflecting the impact of our decision to exit unprofitable immediate cremation activities.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $97, or 2.0%, in the three months ended June 30, 2007 over the same period of 2006. Our comparable average revenue per funeral service (which excludes the Alderwoods locations) increased 4.8% or $228 per funeral service reflecting the continued benefits from our strategic pricing initiative. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentrating on services which our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service. Our strategic pricing initiative was commenced at a limited number of former Alderwoods locations in the first half of 2007 and will continue to expand to other former Alderwoods locations throughout the remainder of 2007. We expect our average revenue per funeral service to continue to improve as we continue to expand this initiative.
Funeral Gross Profit
     Consolidated funeral gross profit increased $17.1 million in the second quarter of 2007 compared to the second quarter of 2006 primarily due to gross profit contributed from former Alderwoods operations. The consolidated gross margin percentage decreased to 18.8% from 19.1% due primarily to Alderwoods operations which historically have had lower gross profit margins, partially offset by synergies achieved in the Alderwoods transaction and cost improvements in our infrastructure. In addition, we divested locations which contributed an incremental $4.8 million of gross profit in the second quarter of 2006 compared to the second quarter of 2007. Gross profit from our comparable North America funeral locations increased $2.1 million primarily due to our strategic pricing initiative and more centralization and standardization in our organization.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $38.0 million, or 25.0% in the second quarter of 2007 compared to the second quarter of 2006, reflecting a $41.0 million revenue contribution from operations acquired from Alderwoods. This increase was partially offset by a $3.9 million decline in revenue from divested locations. Our comparable cemetery revenues increased $0.9 million in the second quarter 2007 compared to the same period of 2006, as increased preneed production in the second quarter of 2007 was partially offset by the receipt and recognition of $7.9 million of endowment care income in the second quarter of 2006 as a result of the resolution of disputes over ownership rights to the funds.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $2.1 million or 6.8% in the second quarter of 2007 compared to the second quarter of 2006 reflecting the addition of gross profit from former Alderwoods locations of $4.5 million. We also divested locations with incremental gross profits in 2007 compared to 2006 of $0.5 million. Our comparable cemetery gross margins decreased $1.9 million in the second quarter of 2007 compared to the second quarter of 2006 and our comparable cemetery gross margin percentage decreased to 19.6% compared to 21.1% in the same period of 2006. This was due to the revenue growth in 2007 being offset by the receipt and recognition of $7.9 million in endowment care income described above in the second quarter of 2006. We estimate that this income positively impacted our comparable cemetery gross margin percentage for the second quarter of 2006 by approximately 450 basis points.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $30.3 million in the second quarter of 2007 compared to $20.9 million in the second quarter of 2006. General and administrative costs increased $9.4 million primarily due to $5.6 million of one-time transition expenses, including severance, related to the acquisition of Alderwoods. Additionally, salary expense increased $1.9 million as a result of Alderwoods corporate expenses that are expected to wind down throughout 2007.
Gains (Losses) on Dispositions and Impairment Charges, Net
     In the second quarter of 2007, we recognized a $9.7 million net pretax gain on asset divestitures. This gain was primarily associated with the disposition of underperforming funeral and cemetery businesses in the United States and Canada and gains on dispositions of real estate.
     In the second quarter of 2006, we recognized a $2.9 million net pretax loss from impairments and asset divestitures primarily associated with underperforming funeral and cemetery businesses in the United States and Canada.

Interest Expense
     Interest expense increased to $36.2 million in the second quarter of 2007, compared to $26.6 million in the second quarter of 2006. The increase of $9.6 million in interest expense resulted from increased borrowings to finance the Alderwoods acquisition in the fourth quarter of 2006.
Interest Income
     Interest income of $2.5 million in the second quarter of 2007 represents a $4.3 million decrease from the second quarter of 2006, as expected due to decreases in our average cash balance.
Loss on Early Extinguishment of Debt
     In the second quarter of 2007, we purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. As a result of this transaction, we recognized a loss of $12.1 million, which represents the write-off of unamortized deferred loan costs of $0.4 million, a $1.0 million loss on a related interest rate hedge, and $10.7 million in premiums paid to extinguish the debt.
Equity in Earnings of Unconsolidated Subsidiaries
     Equity income from our equity investment in operations in France was $5.6 million for the second quarter of 2007 and $0.1 million for the second quarter of 2006. The increase was driven by lower interest expense as a result of restructuring of capital and debt instruments in 2006.
Other (Expense) Income, Net
     Other (expense) income, net was a $0.7 million expense in the second quarter of 2007, compared to $0.1 million in income in the second quarter of 2006. Key components of other (expense) income, net for the periods presented are as follows:
•	Surety bond premium costs were $0.9 million in the second quarter of 2007 and $1.0 million in the second quarter of 2006.

•	The remaining income of $0.2 million in the second quarter of 2007 and $1.1 million in the second quarter of 2006 is primarily attributable to gains related to foreign currency transactions.
(Provision) Benefit for Income Taxes
     The consolidated effective tax rate in the second quarter of 2007 resulted in a provision of 69.2%, compared to a provision of 37.8% in the second quarter of 2006. The tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions, FIN 48 interest and penalties, and increased state income taxes primarily as a result of state tax law changes.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 296.1 million in the second quarter of 2007, compared to 297.5 million in the second quarter of 2006, reflecting our share repurchase program.
Results of Operations — Six Months Ended June 30, 2007 and 2006
Management Summary
     Key highlights in the first half of 2007 were as follows:
•	an improvement in first half 2007 gross margin percentage to 20.8% from 19.8% in the first half of 2006;

•	a 2.8% increase in consolidated North America average revenue per funeral service compared to the first half of 2006;

•	North America funeral services performed increased 40,932, or 34.2%, in the first half of 2007 compared to the first half of 2006 as a result of locations acquired in the Alderwoods transaction; and

•	Comparable cremation rates were 41.7% in the first half of 2007 and 41.9% in the first half of 2006 reflecting our strategic pricing initiative and improved discounting policies, which have resulted in a decline in highly-discounted, low-service cremation funeral services.
Results of Operations
     In the first half of 2007, we reported net income of $52.8 million ($.18 per diluted share) compared to net income in the first half of 2006 of $52.4 million ($.18 per diluted share). These results were impacted by certain items that decreased earnings, including:
•	net after-tax losses on asset sales of $18.3 million and $6.7 million in the first half of 2007 and 2006, respectively;

•	after-tax losses from the early extinguishment of debt of $8.4 million in the first half of 2007; and

•	after-tax one-time transition and other expenses related to our recent Alderwoods acquisition of $9.8 million in the first half of 2007.

Certain items that increased earnings included:

•	after-tax earnings from discontinued operations of $5.1 million in the first half of 2007, and $0.2 million in the first half of 2006.

Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2007 and 2006. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2006 and ending June 30, 2007. The following tables present operating results for funeral and cemetery locations that were owned by us during this period. As implied by our definition of comparable operations, these results specifically exclude any impact from the Alderwoods acquisition.

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Six months ended June 30, 2007	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$795.6	$218.3	$25.3	$552.0
Cemetery revenue	374.3	91.2	6.9	276.2

	1,169.9	309.5	32.2	828.2

Germany
Funeral revenue	3.1	—	—	3.1

Total revenues	$1,173.0	$309.5	$32.2	$831.3

North America
Funeral gross profits	$172.9	$50.6	$1.3	$121.0
Cemetery gross profits	71.6	18.9	(0.7)	53.4

	244.5	69.5	0.6	174.4

Germany
Funeral gross profits	—	—	—	—

Total gross profits	$244.5	$69.5	$0.6	$174.4

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Six months ended June 30, 2006	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$579.7	$1.2	$30.4	$548.1
Cemetery revenue	290.5	0.7	12.1	277.7

	870.2	1.9	42.5	825.8

Germany
Funeral revenue	3.2	—	—	3.2

Total revenues	$873.4	$1.9	$42.5	$829.0

North America
Funeral gross profits	$119.6	$0.1	$3.8	$115.7
Cemetery gross profits	52.9	0.1	(1.3)	54.1

	172.5	0.2	2.5	169.8

Germany
Funeral gross profits	0.4	—	—	0.4

Total gross profits	$172.9	$0.2	$2.5	$170.2

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service in North America for the six months ended June 30, 2007 and 2006. We calculate average revenue per funeral service by dividing consolidated North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary, by the number of funeral services performed in North America during the period.

	Six months ended June 30,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
North America funeral revenue	$795.6	$579.7
Less: GA revenues	22.6	19.7
Kenyon revenues	2.8	1.9

Adjusted North America funeral revenue	$770.2	$558.1

North America funeral services performed	160,672	119,740
North America average revenue per funeral service	$4,793	$4,661
     The following table provides the data necessary to calculate our comparable average revenue per funeral service in North America for the six months ended June 30, 2007 and 2006. We calculate average revenue per funeral service by dividing comparable North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed in North America during the period.

	Six months ended June 30,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
Comparable North America funeral revenue	$552.0	$548.1
Less: GA revenues and other	19.8	18.9
Kenyon revenues	2.8	1.9

Adjusted comparable North America funeral revenue	$529.4	$527.3

Comparable North America funeral services performed	106,931	112,228
Comparable North America average revenue per funeral service	$4,951	$4,699
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $798.7 million in the six months ended June 30, 2007 compared to $582.9 million in the same period of 2006. The increase is primarily a result of the addition of Alderwoods operations which contributed $217.1 million in funeral revenues in the first half of 2007. Alderwoods average revenue per funeral service for the first half of 2007 was consistent with our expectations and Alderwoods funeral case volume was approximately 3% below our expectations, which we believe is generally consistent with death trends in North America in the first half of 2007. In addition, we divested locations which contributed $5.1 million of incremental revenue in the first half of 2006. Our comparable North America funeral revenues were up $3.9 million, or 0.7% compared to the first half of 2006.
Funeral Services Volume
     Our consolidated funeral services volume increased 40,932, or 34.2%, in the first half of 2007 compared to the same period in 2006. This increase includes 51,659 funeral services performed by locations acquired in the Alderwoods transaction. This increase was partially offset by a decrease from divested locations of 5,430 funeral services. Additionally, our comparable funeral services performed decreased 5,297, or 4.7%, which we attribute to certain local business decisions to exit unprofitable business relationships, primarily related to low-priced direct cremation activities, and a decrease in the number of deaths in our markets in the first half of 2007. The local business decisions mentioned above were made based on our customer segmentation strategy, which focuses on more profitable opportunities with certain customer segments. We will continue to evaluate existing relationships and may ultimately choose to exit other markets as we continue to employ our strategy. Our comparable cremation rate of 41.7% in the six months ended June 30, 2007 was down compared to 41.9% for the same period in 2006. We have seen a stabilization in our cremation rate despite the continued increase in cremation generally in the markets where we compete, reflecting the impact of our decision to exit unprofitable immediate cremation activities.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $132, or 2.8%, in the six months ended June 30, 2007 over the same period of 2006. Our comparable average revenue per funeral service (which excludes the Alderwoods locations) increased 5.4% or $252 per funeral service reflecting the continued benefits from our strategic pricing initiative at legacy locations. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentration on those services, which our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service. Our strategic pricing initiative was commenced at a limited number of former Alderwoods locations in the first half of 2007 and will continue to expand to other former Alderwoods locations throughout the remainder of 2007. We expect our average revenue per funeral service to continue to improve as we continue to expand this initiative.
Funeral Gross Profit
     Consolidated funeral gross profit increased $52.9 million in the first half of 2007 compared to the first half of 2006 primarily due to gross profit contributed from former Alderwoods operations of $50.6 million. The consolidated gross margin percentage increased to 21.6% from 20.6% due primarily to synergies achieved in the Alderwoods transaction and cost improvements in our infrastructure partially offset by a decrease in funeral gross profit contributed from locations that were divested in the second quarter of 2007. We divested locations which contributed an incremental $2.5 million of gross profit in the first half of 2006. Gross profit from our comparable North America funeral locations increased $5.3 million primarily due to more centralization and standardization in our organization. Comparable North America funeral gross margin percentage increased to 21.9% in the first half of 2007 compared to 21.1% in the same period of 2006.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $83.8 million, or 28.8% in the first half of 2007 compared to the first half of 2006, reflecting a $90.5 million increase from operations acquired from Alderwoods. Consolidated cemetery property revenue increased $46.4 million primarily due to operations acquired from Alderwoods. This includes $18.0 million related to the Rose Hills cemetery as several large construction projects were completed during the first quarter. This increase was partially offset by a $5.2 million decline in revenue from divested locations. Our comparable cemetery revenues declined $1.5 million in the first half of 2007 compared to the same period of 2006, as increased preneed production was more than offset by the receipt and recognition of $7.9 million of previously disputed endowment care income in the second quarter of 2006.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $18.7 million or 35.3% in the first half of 2007 compared to the first half of 2006 reflecting the addition of gross profit from former Alderwoods operations of $18.8 million. Consolidated cemetery gross margin percentages increased to 19.1% in the first half of 2007 from 18.2% in the same period of 2006. We also divested locations with incremental gross profit in 2007 compared to 2006 of $0.6 million. Our comparable cemetery gross margins decreased $0.7 million in the first half of 2007 compared to the first half of 2006 as increases in revenue were more than offset by the receipt and recognition of $7.9 million of previously disputed endowment care income in the second quarter of 2006. We estimate that this income positively impacted our comparable cemetery gross margin percentage for the first half of 2006 by approximately 240 basis points. Comparable North America cemetery margin percentage was 19.3% in the first half of 2007 compared to 19.5% in the first half of 2006.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $65.7 million in the first half of 2007 compared to $42.9 million in the first half of 2006. General and administrative costs increased $22.8 million primarily due to $16.9 million of one-time transition expenses, including severance, related to the acquisition of Alderwoods. Additionally, salary expense increased $4.8 million as a result of Alderwoods corporate expenses that are expected to wind down throughout 2007.
Gains (Losses) on Dispositions and Impairment Charges, Net
     In the first half of 2007, we recognized a $2.1 million net pretax gain on asset divestitures. This gain was primarily associated with the disposition of underperforming funeral and cemetery businesses in the United States and Canada, and gains on dispositions of real estate.
     In the first half of 2006, we recognized a $7.4 million net pretax loss from impairments and asset divestitures primarily associated with underperforming funeral and cemetery businesses in the United States and Canada.

Interest Expense
     Interest expense increased to $73.8 million in the first half of 2007, compared to $53.3 million in the first half of 2006. The increase of $20.5 million in interest expense resulted from increased borrowings to finance the Alderwoods acquisition in the fourth quarter of 2006.
Interest Income
     Interest income of $4.1 million in the first half of 2007 represents a $8.7 million decrease from the first half of 2006, as expected due to decreases in our average cash balance.
Loss on Early Extinguishment of Debt
     During 2007, we repaid $100.0 million of our term loan and purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. As a result of these transactions, we recognized a loss of $14.5 million, which represents the write-off of unamortized deferred loan costs of $2.1 million, a $1.0 million loss on a related interest rate hedge, and $11.4 million in premiums paid to extinguish the debt.
Equity in Earnings of Unconsolidated Subsidiaries
     Equity income from our equity investment in operations in France was $6.3 million for the first half of 2007 and $0.1 million for the first half of 2006. The increase was driven by lower interest expense as a result of restructuring of capital and debt instruments in 2006.
Other (Expense) Income, Net
     Other (expense) income, net was a $2.9 million expense in the first half of 2007, compared to $1.1 million in income in the first half of 2006. Key components of other (expense) income, net for the periods presented are as follows:
•	Surety bond premium costs were $1.8 million in the first half of 2007 and $2.0 million in the first half of 2006.

•	The first half of 2007 includes $1.3 million of unfavorable adjustments to our notes receivable allowance compared to $2.0 million of favorable adjustments in the first half of 2006.

•	The remaining income of $0.2 million in the first half of 2007 and $1.1 million in the first half of 2006 is primarily attributable to gains related to foreign currency transactions.
(Provision) Benefit for Income Taxes
     The consolidated effective tax rate in the first half of 2007 resulted in a provision of 52.4%, compared to a provision of 37.3% in the first half of 2006. The tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions, FIN 48 interest and penalties, and increased state income taxes primarily as a result of state tax law changes.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 297.5 million in the first half of 2007, compared to 297.8 million in the first half of 2006, reflecting our share repurchase program.
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

Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, pension expense, and negative currency translation effects.

•	Our ability to successfully integrate Alderwoods or to fully realize the anticipated benefits of the acquisition.

•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding burial procedures and practices.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	The outcome of a pending Internal Revenue Service audit. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.

•	Our credit agreement and privately placed debt securities that may prevent us from engaging in certain transactions.

•	Our ability to buy our common stock under our share repurchase programs which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is set forth in Note 16 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 30, 2007, we issued 324 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. On May 9, 2007, we issued 10,000 shares of common stock and deferred common stock to each of nine non-employee directors pursuant to the Amended and Restated Director Fee Plan. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of June 30, 2007, the aggregate purchases pursuant to our share repurchase program totaled $466.9 million. As of June 30, 2007, the remaining dollar value of shares that may yet be purchased under our share repurchase program was approximately $97.1 million. Pursuant to the program, we repurchased shares of our common stock during the second quarter of 2007 as set forth in the table below.

			Total number of
			shares purchased as	Dollar value of shares that
	Total number of	Average price	part of publicly	may yet be purchased under
Period	shares purchased	paid per share	announced programs	the programs
April 1, 2007 – April 30, 2007	855,000	12.10	855,000	190,369,946
May 1, 2007 – May 31, 2007	5,936,808	12.90	5,936,808	113,811,551
June 1, 2007 – June 30, 2007	1,234,000	13.52	1,234,000	97,122,765

	8,025,808		8,025,808
     As of July 31, 2007, we repurchased 1,647,400 shares of common stock at an aggregate cost of $20.9 million (average cost per share of $12.68). In August, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $200 million to repurchase our common stock. After these events, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $276.2 million.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 9, 2007, we held our annual meeting of shareholders and elected three directors. The shares voting on the director nominees were cast as follows:

Nominee	Votes for	Abstentions or votes withheld
Alan R. Buckwalter, III	253,152,629	9,411,733
Victor L. Lund	253,122,934	9,441,428
John W. Mecom, Jr.	259,103,512	3,460,849
     In addition, the shareholders approved the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2007. The shares voting were cast as follows:

Votes for	Votes against	Abstentions or votes withheld	Broker non-votes
259,236,508	3,116,828	211,025	0

     The shareholders also approved the Company’s Amended 1996 Incentive Plan, as follows:

Votes for	Votes against	Abstentions or votes withheld	Broker non-votes
176,384,814	50,100,176	498,819	35,580,553
Item 6. Exhibits
10.1	Agreement and First Amendment to Credit Agreement, dated as of June 14, 2007, among the Company and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 20, 2007).

10.2	First Amendment to Note Purchase Agreement, dated as of June 11, 2007, among the Company and the purchasers party thereto. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 20, 2007).

12.1	Ratio of earnings to fixed charges for the six months ended June 30, 2007 and 2006.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

August 8, 2007	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey I. Beason
Jeffrey I. Beason
Vice President and Corporate Controller (Chief Accounting Officer)

Index to Exhibits
10.1	Agreement and First Amendment to Credit Agreement, dated as of June 14, 2007, among the Company and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 20, 2007).

10.2	First Amendment to Note Purchase Agreement, dated as of June 11, 2007, among the Company and the purchasers party thereto. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 20, 2007).

12.1	Ratio of earnings to fixed charges for the six months ended June 30, 2007 and 2006.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.